Form 10-Q
period 1997-09-30
SIGA PHARMACEUTICALS INC
filed 1997-11-14
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1997

                         Commission file number 0-23047


                           SIGA PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                           13-864870
(State or other jurisdiction of                           (IRS Employer Id. No.)
incorporation or organization)

                                666 THIRD AVENUE
                               NEW YORK, NY 10017
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (212) 681-4970


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___



As of November 11, 1997, the Registrant had outstanding 6,242,182 shares of its $.0001 par value Common Stock.

PART I. Financial Information
Item 1. Financial Statements


                                  SIGA PHARMACEUTICALS, INC.
                                 (A development stage company)

                                         BALANCE SHEET

                                                                                    December 31,   September 30,
                                                                                       1996            1997
                                                                                   ------------    ------------
                                                                                                    (Unaudited)
                                  ASSETS
 Current Assets
    Cash and cash equivalents ..................................................   $     42,190    $  9,497,827
    Prepaid sponsored research .................................................        370,798         148,140
    Deferred offering costs ....................................................        115,688              --
                                                                                   ------------    ------------
        Total current assets ...................................................        528,676       9,645,967

    Prepaid sponsored research .................................................         30,208              --
    Equipment, net .............................................................         21,425          14,256
    Other assets ...............................................................            609             609
                                                                                   ------------    ------------
        Total assets ...........................................................        580,918       9,660,832
                                                                                   ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable ...........................................................         92,241          36,791
    Accrued expenses ...........................................................         22,260          30,638
    Patent preparation fees payable ............................................         66,437          66,437
    Bridge notes ...............................................................             --              --
                                                                                   ------------    ------------
        Total liabilities ......................................................        180,938         133,866

Commitments and contingencies ..................................................             --              --

Stockholders' equity
    Preferred stock ($.0001 par value, 10,000,000 shares authorized,
      none issued and outstanding) .............................................             --              --
    Common stock ($.0001 par value, 25,000,000 shares authorized,
      3,367,182 and 5,867,182 shares issued and outstanding at December 31, 1996
      and September 30, 1997, respectively) ....................................            337             587
    Additional paid-in capital .................................................      2,668,819      13,380,820
    Deficit accumulated during the development stage ...........................     (2,269,176)     (3,854,441)
                                                                                   ------------    ------------
        Total stockholders' equity .............................................        399,980       9,526,966
                                                                                   ------------    ------------
        Total liabilities and stockholders' equity .............................        580,918       9,660,832
                                                                                   ============    ============

    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                                                                                                  For The Period
                                                                                                                    December 28,
                                                                                                                   1995 (Date of
                                                            Three Months Ended             Nine Months Ended       Inception) to
                                                               September 30,                 September 30,         September 30,
                                                           1996           1997           1996           1997           1997
                                                        -----------    -----------    -----------    -----------    -----------
                                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Revenues -- Research and development
    collaborative contracts .........................            --    $   412,500             --    $   412,500    $   412,500
                                                        -----------    -----------    -----------    -----------    -----------

Operating expenses
    General and administrative (including amounts to
       related  parties  of $112,000 for each of the
       three months ended  September 30, 1996 and
       1997 and $336,000 for each of the nine
       months ended September 30, 1996
       and 1997  ....................................   $   114,607        308,975    $   508,836        989,097      1,777,914
    Research and development (including amounts
       to related parties of $18,750 for each of the
       three months ended September 30, 1996 and
       1997 and $56,250 for each of the three  months
       ended September 30, 1996
       and 1997  ....................................       221,168        281,418        532,587        714,086      1,376,291
    Patent preparation fees .........................        74,658         16,595        399,172         66,276        519,275
    Stock option and warrant compensation ...........       301,500         14,407        301,500         43,220        410,681
                                                        -----------    -----------    -----------    -----------    -----------

Total operating expenses ............................       711,933        621,395      1,742,095      1,812,679      4,084,161
                                                        -----------    -----------    -----------    -----------    -----------

Operating income ....................................      (711,933)      (208,895)    (1,742,095)    (1,400,179)    (3,671,661)
                                                        -----------    -----------    -----------    -----------    -----------

Interest income/(expense) ...........................            --        (63,359)            --       (185,086)      (182,780)
                                                        -----------    -----------    -----------    -----------    -----------

Net loss ............................................   $  (711,933)   $  (272,254)   $(1,742,095)   $(1,585,265)   $(3,854,441)
                                                        -----------    ===========    ===========    ===========    ===========

Net loss per common share ...........................   $     (0.20)   $     (0.06)   $     (0.52)   $     (0.41)
                                                        ===========    ===========    ===========    ===========

Weighted average number of
  shares outstanding ................................     3,550,478      4,210,548      3,323,661      3,860,597
                                                        ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                   For The Period
                                                                                     December 28,
                                                                                    1995 (Date of
                                                         Nine Months Ended          Inception) to
                                                            September 30,           September 30,
                                                        1996            1997            1997
                                                    ------------    ------------    ------------
                                                    (Unaudited)      (Unaudited)     (Unaudited)

Cash flows from operating activities:
  Net loss ......................................   $ (1,742,095)   $ (1,585,265)   $ (3,854,441)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation ................................          4,860           7,169          14,418
    Stock, options & warrant compensation .......        301,500          43,220         410,681
    Amortization of debt discount ...............             --         133,000         133,000
    Changes in assets and liabilities:
      Prepaid sponsored research ................       (502,881)        252,866        (148,140)
      Prepaid expenses ..........................         (6,000)             --              --
      Other assets ..............................          6,328              --            (609)
      Accounts payable and accrued expenses .....         66,263         (47,072)        133,866
                                                    ------------    ------------    ------------

      Net cash used in operating activities .....     (1,872,025)     (1,196,082)     (3,311,225)
                                                    ------------    ------------    ------------


Cash flows from investing activities:
  Capital expenditures ..........................        (28,674)             --         (28,674)
                                                    ------------    ------------    ------------

      Net cash flow used in investing activities         (28,674)             --         (28,674)
                                                    ------------    ------------    ------------


Cash flows from financing activities:
  Net proceeds from issuance of common stock ....      2,300,447      10,536,031      12,836,478
  Receipts of stock subscriptions outstanding ...          1,248              --           1,248
  Deposits on stock subscriptions ...............             --              --
  Deferred offering costs .......................        (45,601)        115,688              --
  Proceeds from (repayment of) bridge notes .....             --              --              --
                                                    ------------    ------------    ------------

      Net cash provided from financing activities      2,256,094      10,651,719      12,837,726
                                                    ------------    ------------    ------------


Net increase in cash and cash equivalents .......        355,395       9,455,637       9,497,827
Cash and cash equivalents at beginning of period              --          42,190              --
                                                    ------------    ------------    ------------
Cash and cash equivalents at end of period ......   $    355,395    $  9,497,827    $  9,497,827
                                                    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS


1.   Basis of Presentation

     The financial statements of SIGA Pharmaceuticals, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on forms 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Prospectus dated September 9, 1997, forming a part of the Company's Registration Statement on Form SB-2, as amended ("Form SB-2"), which was initially filed with the SEC on March 10, 1997.

     In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997.


2.   New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128") which requires presentation of basic earnings per share (Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). FAS 128 also requires presentation of earnings per share by an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of those securities in a public market. Basic EPS is computed by divided income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti dilutive effect on earnings. The statement is effective for both interim and annual periods ending after December 15, 1997. The effect on the Company's earnings per share resulting from the adoption of FAS 128 is not expected to be significant.

     In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in the company's financial statement for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in the company's equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). The adoption of FAS 130 is not expected to have a material impact on the Company's financial statements.

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS


     In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which requires disclosure of information about operating segments in annual financial statements for reporting periods beginning subsequent to December 15, 1997. Operating segments are defined as components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. The adoption of FAS 131 is not expected to have a material impact on the Company's financial statements.

3.   Public Offering of Common Stock

     In September 1997, The Company completed an initial public offering ("IPO") of 2,500,000 shares of its common stock at an offering price of $5.00 per share. The Company realized gross proceeds of $12,500,000 and net proceeds, after deducting underwriting discounts and commissions, and other offering expenses payable by the Company, of approximately $10,500,000.

     In September 1997, upon closing of the Company's IPO, the Company repaid, as required by the bridge note agreements, bridge notes in the principal amount of $1,000,000 and accrued interest thereon in the amount of $58,306. The nine holders of the bridge notes were issued five-year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $5.00 per share. The warrants are not exercisable until September 1998.

     In connection with the Company's IPO, the Company granted the Underwriter an option (the "Over-allotment Option"), exercisable for thirty days after the closing of the Company's IPO, to purchase an additional 375,000 shares of the Company's common stock at an offering price of $5.00 per share. In October 1997, the Underwriter exercised the Over-allotment Option and the Company sold an additional 375,000 shares of its common stock, realizing gross proceeds of $1,875,000 and net proceeds, after deduction underwriting discounts and commissions, of approximately $1,646,250.

4.   Collaborative Research and License Agreement

     In July 1997, the Company entered into a collaborative research and license agreement with a pharmaceutical Company. Under the terms of the agreement, the Company has granted the pharmaceutical company an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement requires the pharmaceutical company to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments totaling $1,200,000. In consideration of the license grant the Company is entitled to receive royalties equal to specified percentages of net sales of products incorporating the licensed technologies. The royalty percentages increase as certain cumulative and annual net sales amounts are attained. The Company could receive milestone payments, under the terms of the agreement of up to $13,750,000 for the initial product and $3,250,000 for the second product developed from a single compound derived from the licensed technologies. Such milestone payments are contingent upon the Company making project milestones set forth in the

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS


agreement, and, accordingly, if the Company is unable to make such milestones, the Company will not receive such milestone payments. During the three and nine months ended September 30, 1997, the Company recognized $412,500 in revenue related to this agreement.

5.   Commitments and Contingencies

     In July 1997, the Company entered into a non-binding letter of intent with a third party pursuant to which the Company will acquire the third party's rights to certain technology, intellectual property and related rights in the field of gram negative antibiotics in exchange for 335,530 shares of the Company's common stock. There can be no assurance that the Company will enter into a final agreement with the third party on the terms described above or at all.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company is a development stage, biopharmaceutical company. Since its inception in December 1995, the Company's efforts have been principally devoted to research and development, securing patent protection and raising capital. From inception through September 30, 1997, the Company has sustained cumulative losses of $3,854,441, including non-cash charges in the amount of $410,681 for stock option and warrant compensation expense. These losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative activities. From inception through September 30, 1997, research and development expenses amounted to $1,376,291, patent preparation and prosecution expenses amounted to $519,275 and general and administrative expenses amounted to $1,777,914. From inception through September 30, 1997, total revenues from research and development collaborative agreements totaled $412,500.

     The Company expects to continue to incur substantial research and development costs in the future resulting from ongoing research and development programs, manufacturing of products for use in clinical trials and pre-clinical and clinical testing of the Company's products. The Company also expects that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials, research and development, manufacturing and the creation of a marketing and sales organization, if warranted, will increase in the future. Accordingly, the Company expects to incur increasing operational losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

     To date, the Company has not marketed, or generated revenues from the commercialization of any products. The Company's current product candidates are not expected to be commercially available for several years.

     Revenues  from  research  and  development   collaborative  contracts  from
inception through September 30, 1997 were $412,500, related to a collaborative research and license agreement entered into with a pharmaceutical company.

     General and administrative expenses from inception through September 30, 1997 were $1,777,914, primarily related to personnel costs and associated operating costs. The Company anticipates that general and administrative expenses will increase substantially during the next 12 months as the Company increases staffing levels.

     Research and development expenses consist primarily of payments for sponsored research, payments to its scientific consultants and the salaries of its research staff. Research and development expenses from inception through September 30, 1997 were $1,376,291. As of September 30, 1997, the Company had made advance payments of $148,140 for research support to The Rockefeller University for the period ending January 31, 1998. The Company has research support agreements with both Emory University and Oregon State University pursuant to which the Company is obligated to fund research through January 31, 1998 in the aggregate annual amount of $183,320. The Company anticipates that its research and development expenses will increase during the next 12 months as the Company continues to fund research programs and pre-clinical and clinical testing for product candidates and technologies under development.

     From inception through September 30, 1997, the Company recorded non-cash compensation expenses in the amount of $396,274 related to the issuance of compensatory stock options and warrants to the President of the Company and the consultant who serves as the Company's Chief Scientific Advisor. The warrants issued to the consultant were to compensate him for his efforts in introducing the Company to potential collaborative partners.

Liquidity and Capital Resources

Initial Public Offering

     In September 1997, The Company completed an initial public offering ("IPO") of 2,500,000 shares of its common stock at an offering price of $5.00 per share. The Company realized gross proceeds of $11,250,000 and net proceeds, after deducting underwriting discounts and commissions, and other offering expenses payable by the Company, of approximately $10,500,000.

     In September 1997, upon closing of the Company's IPO, the Company repaid, as required by the bridge note agreements, bridge notes in the principal amount of $1,000,000 and accrued interest thereon in the amount of $58,306.

     In connection with the Company's IPO, the Company granted the Underwriter an option (the "Over-allotment Option"), exercisable for thirty days after the closing of the Company's IPO, to purchase an additional 375,000 shares of the Company's common stock at an offering price of $5.00 per share. In October 1997, the Underwriter exercised the Over-allotment Option and the Company sold an additional 375,000 shares of its common stock, realizing gross proceeds of $1,875,000 and net proceeds, after deduction underwriting discounts and commissions, of approximately $1,646,250.

1996 Private Placement Transactions

     In March 1996, the Company completed a private placement transaction in which it sold 1,038,008 shares of Common stock for aggregate gross consideration of $1,557,000. In September 1996, the Company completed a private placement transaction in which it sold 250,004 shares of Common Stock for an aggregate gross consideration of $750,000.

Collaborative Research and License Agreement

     In July 1997, the Company entered into a collaborative research and license agreement with a pharmaceutical company. Under the terms of the agreement, the Company has granted the pharmaceutical company an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement requires the pharmaceutical company to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments totaling $1,200,000. In consideration of the license grant the Company is entitled to receive royalties equal to specified percentages of net sales of products incorporating the licensed technologies. The royalty percentages increase as certain cumulative and annual net sales amounts are attained. The Company could receive milestone payments, under the terms of the agreement of up to $13,750,000 for the initial product and $3,250,000 for the second product developed from a single compound derived from the licensed technologies. Such milestone payments are contingent upon the Company making project milestones set forth in the agreement, and, accordingly, if the Company is unable to make such milestones, the Company will not receive such milestone payments. During the three and nine months ended September 30, 1997, the Company recognized $412,500 in revenue related to this agreement.

Current Resources

     The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for at least 18 months. In addition, the Company will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances and equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these sources. In addition, until September 9, 1998, the prior written consent of the Company's Underwriters is required if the Company seeks to raise additional funds through the issuance of equity. If the Company is not able to obtain continued financing the Company may cease operations.

     The Company's working capital and capital requirements will depend on numerous factors, including progress of the Company's research and development programs; pre-clinical and clinical testing; timing and cost of obtaining regulatory approvals; level of resources that the Company devotes to the development of manufacturing and marketing capabilities; technological advances; status of competitors; and ability of the Company to develop collaborative arrangements with other organizations.

     Until required for operations, the Company's policy is to invest its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment grade quality instruments.

     At September 30, 1997, the Company had $9,497,827 in cash and cash equivalents, and working capital of $9,512,101.

                                     Part II

                                Other Information

Item 1      Legal Proceedings                                         NONE

Item 2      Changes in Securities and Use of Proceeds

On September 18, 1997, The Company completed an initial public offering (the "Offering") of 2,500,000 shares of its common stock, $.0001 par value per share. The Company's registration statement on Form SB-2 (Registration No. 333-23037) was declared effective by the Securities and Exchange Commission on September 9, 1997. As part of the Offering, the Company granted to the Underwriters an overallotment option to purchase up to an additional 375,000 shares of Common Stock (the "Underwriter's Option"). On October 15, 1997 the underwriters exercised the Underwriters Option.

The managing underwriter for the Offering was Sunrise Securities Corp. and M.H. Meyerson & Co., Inc. was the co-managing underwriter.

The aggregate offering price of the 2,500,000 shares of Common Stock sold in the offering to the public was as $12,500,000 exclusive of the Underwriters Option. The Company realized net proceeds of approximately $10,500,000 after deduction of underwriters discounts and commissions in the amount of $1,150,000 and estimated offering expenses payable by the Company in the amount of $850,000. The Company realized gross proceeds of $1,875,000 and net proceeds, after deduction of underwriting discounts and commissions in the amount of $228,750, of approximately $1,646,250 upon exercise of the Underwriter's Option in October.

During the period from completion of the Offering through September 30, 1997 the Company has applied the net proceeds (excluding the Underwriters Option which was not exercised until October) as follows (i) $1,058,306 to repay bridge notes and accrued interest thereon and (ii) $9,441,694 is maintained by the Company as cash and cash equivalents.

     In September 1997, following the Offering, the nine holders of the bridge notes referred to above were issued five-year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $5.00 per share pursuant to warrant agreements entered into by the Company and the investors in January and February 1997 at the time of the bridge loans. The warrants are not exercisable until September 1998. Such issuances were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 3      Defaults upon Senior Securities                           NONE

Item 4      Submission of Matters to Vote of Security Holders         NONE

Item 5      Other Information                                         NONE

Item 6      Exhibits and Reports on Form 8-K

            Exhibit 11 Statement Re: Computation of Earnings
              Per Share

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PHARMOS CORPORATION

Dated:   November 14, 1997

                                    by:      /s/ Joshua D. Schein
                                             -----------------------------------
                                             Dr. Joshua D. Schein
                                             Chief Financial Officer
                                             (Principal Accounting and Financial
                                             Officer), Executive Vice President,
                                             Secretary and Director