Form 10-K
period 1997-12-31
SIGA PHARMACEUTICALS INC
filed 1998-03-31
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the Fiscal Year Ended                       Commission File No. 0-23047
 December 31, 1997


                           SIGA Pharmaceuticals, Inc.
             (Exact name of registrant as specified in its charter)


Delaware                                        13-864870
(State or other jurisdiction of                 (IRS Employer Id. No.)
incorporation or organization)


420 Lexington Avenue, Suite 620
New York, NY                                    10170
(Address of principal executive offices)        (zip code)

Registrant's telephone number, including area code: (212) 672-9100

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     As of March 27, 1998, the Registrant had outstanding 6,577,712 shares of Common Stock. The aggregate market value of the registrant's Common Stock on such date held by those persons deemed to be non-affiliates was approximately $20,398,933.

                                     PART I

Item 1. Business

Introduction

     SIGA Pharmaceuticals, Inc (the "Company") is a development stage, biopharmaceutical company focused on the discovery, development and commercialization of vaccines, antibiotics and novel anti-infectives for serious infectious diseases. The Company's lead vaccine candidate is for the prevention of group A streptococcal pharyngitis or "strep throat." The Company is developing a technology for the mucosal delivery of its vaccines which may allow those vaccines to activate the immune system at the mucus lined surfaces of the body - the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts - the sites of entry for most infectious agents. The Company's anti-infectives programs, aimed at the increasingly serious problem of drug resistance, are designed to block the ability of bacteria to attach to human tissue, the first step in the infection process.

The Company's Technologies

     Vaccine Technologies: Mucosal Immunity and Vaccine Delivery

     Using proprietary technology licensed from The Rockefeller University ("Rockefeller"), the Company is developing certain commensal bacteria ("commensals") as a means to deliver mucosal vaccines. Commensals are harmless bacteria that naturally inhabit the body's surfaces with different commensals inhabiting different surfaces, particularly the mucosal surfaces. The Company's vaccine candidates utilize genetically engineered commensals to deliver antigens from a variety of pathogens to the mucosal immune system. When administered, the genetically engineered ("recombinant") commensals colonize the mucosal surface and replicate. By activating a local mucosal immune response, the Company's vaccine candidates are designed to prevent infection and disease at the earliest possible stage. By comparison, most conventional vaccines are designed to act after infection has already occurred.

     The Company's commensal vaccine candidates utilize gram-positive bacteria, one of two major classes of bacteria. Rockefeller scientists have identified a protein region that is used by gram-positive bacteria to anchor proteins to their surfaces. The Company is using the proprietary technology licensed from Rockefeller to combine antigens from a wide range of infectious organisms, both viral and bacterial, with the surface protein anchor region of a variety of commensal organisms. By combining a specific antigen with a specific commensal, vaccines can be tailored to both the target pathogen and its mucosal point of entry.

     To target an immune  response to a particular  mucosal  surface,  a vaccine would employ a commensal organism that naturally inhabits that surface. For example, vaccines targeting sexually transmitted diseases could employ Lactobacillus acidophilus, a commensal colonizing the female urogenital tract. Vaccines targeting GI diseases could employ Lactobacillus casei, a commensal colonizing the GI tract. The Company has conducted initial experiments using Streptococcus gordonii ("S. gordonii"), a commensal that colonizes the oral cavity and that can potentially be used in vaccines targeting pathogens that enter through the upper respiratory tract, such as the influenza virus.

     By using an antigen unique to a given pathogen, the technology can potentially be applied to any infectious agent that enters the body through a mucosal surface. The Company's founding scientists have expressed and anchored a variety of viral and bacterial antigens on the outside of S. gordonii, including the M6 protein from group A streptococcus, a group of organisms that cause a range of diseases, including strep throat, necrotizing fasciitis, impetigo and scarlet fever. In addition, proteins from other infectious agents, such as HIV and human papilloma virus have also been expressed using this system. The Company believes this technology will enable the expression of essentially any antigen regardless of size or shape. In animal studies, the Company has shown that the administration of a recombinant S. gordonii vaccine prototype induces both a local mucosal immune response and a systemic immune response.

     The Company believes that mucosal vaccines developed using its proprietary commensal delivery technology could provide a number of advantages, including:

     More complete protection than conventional vaccines: Mucosal vaccines in general may be more effective than conventional parenteral (injectable) vaccines, due to their ability to produce both a systemic and local (mucosal) immune response.

     Potential single dose administration: The commensal delivery has the potential to allow for long term colonization of the host, eliminating the need for boosters, while providing an extended exposure to the selected vaccine candidate(s).

     Safety advantage over other live vectors: A number of bacterial pathogens have been genetically rendered less infectious, or attenuated, for use as live vaccine vectors. Commensals, by virtue of their harmless nature, offer a safer delivery vehicle without fear of genetic reversion to the infectious state inherent in attenuated pathogens.

     Non-injection administration: Oral, nasal, rectal or vaginal administration of the vaccine eliminates the need for painful injections with their potential adverse reactions.

     Potential for combined vaccine delivery: The Children's Vaccine Initiative has called for the development of combined vaccines, specifically to reduce the number of needle sticks per child, by combining several vaccines into one injection, thereby increasing compliance and decreasing disease. The Company believes its commensal delivery technology can be an effective method of delivery of multi-component vaccines within a single commensal organism that address multiple diseases or diseases caused by multiple strains of an infectious agent.

     Eliminating need for refrigeration: One of the problems confronting the effective delivery of parenteral vaccines is the need for refrigeration at all stages prior to injection. The stability of the commensal organisms in a freeze-dried state would, for the most part, eliminate the need for special climate conditions, a critical consideration, especially for the delivery of vaccines in developing countries.

     Low cost production: By using a live bacterial vector, extensive downstream processing is eliminated, leading to considerable cost savings in the production of the vaccine. The potential for eliminating the need for refrigeration would add considerably to these savings by reducing the costs inherent in refrigeration for vaccine delivery.

     Anti-Infectives Technology: Prevention of Attachment and Infectivity

     The bacterial infectious process generally includes three steps: colonization, invasion and disease. The adherence of bacteria to a host's surface is crucial to establishing colonization. Bacteria cells adhere through a number of mechanisms, but generally by using highly specialized surface structures which, in turn, bind to specific structures or molecules on the host's cells or, as discussed below, to inanimate objects residing in the host. Once adhered, many bacteria will invade the host's cells and either establish residence or continue invasion into deeper tissues. During any of these stages, the invading bacteria can produce the molecules (toxins) which result in the outward manifestations of the disease. The severity of disease, while dependent on a large combination of factors, is often the result of the ability of the bacteria to persist in the host. These bacteria accomplish this persistence by using surface molecules which can alter the host's nonspecific mechanisms or its highly specific immune responses to clear or destroy the organisms.

     Unlike conventional antibiotics, as discussed above, the Company's anti-infectives approaches aim to block the ability of pathogenic bacteria to attach to and colonize human tissue, thereby preventing infection at its earliest stage. The Company is pursuing two anti-infective strategies: (i) inhibiting the expression of bacterial surface proteins required for bacterial infectivity and (ii) blocking the tissue binding sites on bacterial surface proteins. The Company believes that these approaches have promise in the areas of hospital-acquired drug-resistant infections and a broad range of other diseases caused by bacteria.

     Many special surface proteins used by bacteria to infect the host are anchored in the bacterial cell wall. Scientists at Rockefeller have identified an amino acid sequence and related enzyme, a selective protease, that are essential for anchoring proteins to the surface of most Gram- positive bacteria. Published information indicates that this amino acid sequence is shared by more than 50 different surface proteins found on a variety of gram-positive bacteria. This commonality suggests that this protease represents a promising target for the development of a new class of antibiotic products for the treatment of a wide range of infectious diseases. Experiments by the Company's founding scientists at Rockefeller have shown that without this sequence, proteins cannot become anchored to the bacterial surface and thus the bacteria are no longer capable of attachment, colonization or infection. Such "disarmed" bacteria should be readily cleared by the body's immune system. The Company is using a combination of structure-based drug design and high throughput screening procedures to identify compounds that inhibit the protease, thereby blocking the anchoring process. If successful, this strategy should provide relief from many Gram- positive bacterial infections, but may prove particularly important in combating diseases caused by the emerging antibiotic resistance of the gram-positive organisms S. aureus, Streptococcus pneumoniae, and the enterococci.

     In contrast to the above program, which focuses on gram-positive bacteria, the Company's pilicide program, based upon initial research performed at Washington University, focuses on a number of new and novel targets all of which impact on the ability of gram-negative bacteria to assemble adhesive pili on their surfaces. This research program is based upon the well- characterized interaction between a periplasmic protein - a chaperone - and the protein subunits required to form pili. In addition to describing the process by which chaperones and pili subunits interact, this program has developed the assay systems necessary to screen for potential therapeutic compounds, and has provided an initial basis for selecting novel antibiotics that work by interfering with the pili adhesion mechansism.

     Surface Protein Expression System ("SPEX")

     The ability to overproduce many bacterial and human proteins has been made possible through the use of recombinant DNA technology. The introduction of DNA molecules into E. coli has been the method of choice to express a variety of gene products, because of this bacteria's rapid reproduction and well-understood genetics. Yet despite the development of many efficient E. coli-based gene expression systems, the most important concern continues to be associated with subsequent purification of the product. Recombinant proteins produced in this manner do not readily cross E. coli's outer membrane, and as a result, proteins must be purified from the bacterial cytoplasm or periplasmic space. Purification of proteins from these cellular compartments can be very difficult. Frequently encountered problems include low product yields, contamination with potentially toxic cellular material (i.e., endotoxin) and the formation of large amounts of partially folded polypeptide chains in non-active aggregates termed inclusion bodies.

     To overcome these problems, the Company has taken advantage of its knowledge of Gram- positive bacterial protein expression and anchoring pathways. This pathway has evolved to handle the transport of surface proteins that vary widely in size, structure and function. Modifying the approach used to create commensal mucosal vaccines. The Company has developed methods which, instead of anchoring the foreign protein to the surface of the recombinant gram-positive bacteria, result in it being secreted into the surrounding medium in a manner which is readily amenable to simple batch purification. The Company believes the advantages of this approach include the ease and lower cost of gram-positive bacterial growth, the likelihood that secreted recombinant proteins will be folded properly, and the ability to purify recombinant proteins from the culture medium without having to disrupt the bacterial cells and liberating cellular contaminants. gram-positive bacteria may be grown simply in scales from those required for laboratory research up to commercial mass production.

The Company's Product Candidates and Research and Discovery Programs

     Mucosal Vaccines

     Development of the Company's mucosal vaccine candidates involves: (i) identifying a suitable immunizing antigen from a pathogen; (ii) selecting a commensal that naturally colonizes the mucosal point of entry for that pathogen; and (iii) genetically engineering the commensal to express the antigen on its surface for subsequent delivery to the target population.

     Strep Throat Vaccine Candidate. Until the age of 15, many children suffer recurrent strep throat infections. Up to five percent of ineffectively treated strep throat cases progress to rheumatic fever, a debilitating heart disease, which worsens with each succeeding streptococcal infection. Since the advent of penicillin therapy, rheumatic fever in the United States has experienced a dramatic decline. However, in the last decade, rheumatic fever has experienced a resurgence in the United States. Part of the reason for this is the latent presence of this organism in children who do not display symptoms of a sore throat, and, therefore, remain untreated and at risk for development of rheumatic fever. Based on data from the Centers for Disease Control and Prevention, there are seven to 20 million cases of pharyngitis due to group A streptococcus in the United States each year. There are over 32 million children in the principal age group targeted by the Company for vaccination. Worldwide, it is estimated that one percent of all school age children in the developing world have rheumatic heart disease. Despite the relative ease of treating strep throat with antibiotics, the specter of antibiotic resistance is always present. In fact, resistance to erythromycin, the second line antibiotic in patients allergic to penicillin, has appeared in a large number of cases.

     No vaccine for strep throat has been developed because of the problems associated with identifying an antigen that is common to the more than 100 different serotypes of group A streptococcus, the bacterium that causes the disease. The Company has licensed from Rockefeller a proprietary antigen which is common to most types of group A streptococcus, including types that have been associated with rheumatic fever. When this antigen was orally administered to animals, it was shown to provide protection against multiple types of group A streptococcal infection. Utilizing this antigen, the Company is developing a mucosal vaccine for strep throat.

     The Company's technology expresses the strep throat antigen on the surface of the commensal, S. gordonii, which lives on the surface of the teeth and gums. The Company believes that a single oral dose of the vaccine may be adequate to provide protection. Indeed, investigators at other institutions have shown that organisms of this type can safely colonize in the human oral cavity for up to two years. The Company is currently completing pre-clinical development of its strep throat vaccine candidate. Pre-clinical research in mice and rabbits has established the ability of this vaccine candidate to colonize and induce both a local and systemic immune response. The Company is collaborating with the National Institutes of Health (the "NIH") and the University of Maryland Center for Vaccine Development on the clinical development of this vaccine candidate. The NIH in cooperation with the Company filed an Investigational New Drug Application ("IND") with the United States Food and Drug Administration (the "FDA") in December 1997. The Company anticipates commencement of clinical studies under this IND at the University of Maryland by mid-1998.

     Periodontal Vaccine Candidate. Periodontal disease is characterized by acute soft tissue inflammation and subsequent alveolar bone loss. It is estimated that this condition afflicts up to 50% of the adult population by the time they reach age 65, and is a major cause of tooth loss in the older population. In addition, animal studies conducted at the University of Minnesota show that bacteria from the mouth which enter the blood stream via diseased gums can induce clotting which is the pivotal event in most heart attacks and storkes. Current treatments for periodontal disease include mechanical debridement, tissue resection and/or antibiotic therapy. It is believed that periodontal disease is the result of an interaction between the immune system or the host and a number of oral bacterial pathogens, principally Porphyromonas gingivalis ("P. gingivalis").

     The Company has entered into a collaborative research agreement with the State University of New York at Buffalo School of Dental Medicine ("SUNY Buffalo") to develop a mucosal vaccine to prevent periodontal disease. The vaccine, as currently constructed, features a surface antigen, fimbrillin from
P. gingivalis delivered to the oral cavity via the Company's proprietary mucosal vaccine delivery system. In preclinical trials, mucosal immunization with, or direct delivery of, fimbrillin-derived peptides to the oral cavity of germ-free rats blocked the ability of P. gingivalis to colonize in the rats upon subsequent challenge, and dramatically reduced associated periodontal disease and bone loss. Additional clinical studies of the bacterial vector for this vaccine candidate will be conducted in spring 1998.

     Two vaccine candidates are currently being studied in pre-clinical animal colonization and challenge experiments. In addition, the Company has undertaken an early stage clinical evaluation of the proposed commensal bacterial vector for this program, S. gordonii. These clinical studies are designed to optimize the preparation of the vector for adherence to mucosal membranes and teeth, as well as methods to remove the vector should it be clinically indicated.


     STD Vaccine Candidates. One of the great challenges in vaccine research remains the development of effective vaccines to prevent sexually transmitted viral diseases. The three principal viral pathogens which are transmitted via this route are Herpes simplex, type 2 ("HSV- 2") which causes recurrent genital ulcers, HIV, the causative agent of AIDS, and human papilloma virus (HPV) which is linked to both genital warts and cervical carcinoma. To date, a great deal of effort has been expended, without appreciable success, to develop effective injectable prophylactic vaccines versus these pathogens. Given that each of these viruses enters the host through the mucosa, the Company believes that induction of a vigorous mucosal response to viral antigens may protect against acquisition of the initial infection. To test this hypothesis, the Company is expressing known immunodominant antigens from each of these viral pathogens in its proprietary mucosal vaccine delivery system. These live recombinant vaccines will be delivered to animals and tested for local and systemic immune response induction, and whether these responses can block subsequent viral infections. The Company is collaborating with Chiron Corporation on research toward the development of vaccines against two sexually transmitted diseases.

     Mucosal Vaccine Delivery System

     The Company is also developing a proprietary mucosal vaccine delivery system which is a component of the Company's vaccine candidates and which the Company intends to license to other vaccine developers. The Company's commensal vaccine candidates utilize gram-positive bacteria as vectors for the presentation of antigens. Scientists at Rockefeller have identified a protein region used by gram-positive bacteria to anchor proteins to their surfaces. The Company is using proprietary technology licensed from Rockefeller to anchor antigens from a wide range of infectious organisms, both viral and bacterial, to the surface protein anchor region of a variety of commensal organisms. By combining a specific antigen with a specific commensal, the

Company believes that vaccines can be tailored to both the target pathogen and its mucosal point of entry.

     The Company has developed several genetic methods for recombining foreign sequences into the genome of gram-positive bacteria at a number of non-essential sites. Various parameters have been tested and optimized to improve the level of foreign protein expression and its immunogenicity. In pre-clinical studies, recombinant commensals have been implanted into the oral cavities of several animal species with no deleterious effects. The introduced vaccine strains have taken up residence for prolonged periods of time and induce both a local mucosal
(IgA) as well as a systemic immune response (IgG and T-cell).

     The current and proposed clinical studies by the NIH at the University of Maryland, and by the Company, are designed to evaluate the function of S. gordonii as a commensal bacterial vector for vaccines designed to prevent strep throat and periodontal disease, respectively. These studies are designed to evaluate preparatory procedures to optimize adherence of the commensal vector to mucosal membranes and teeth. It is also recognized that on rare occasions it may be clincially warranted to remove the recombinant commensal. Therefore, these studies will also evaluate the use of existing antibiotics in the eradication of recombinant commensal bacteria.

     Anti-Infectives

     The Company's anti-infectives program is targeted principally toward drug-resistant bacteria and hospital-acquired infections. According to estimates from the Centers for Disease Control, approximately two million hospital-acquired infections occur each year in the United States.

     The Company's anti-infectives approaches aim to block the ability of bacteria to attach to and colonize human tissue, thereby blocking infection at the first stage in the infection process. By comparison, antibiotics available today act by interfering with either the structure or the metabolism of a bacterial cell, affecting its ability to survive and to reproduce. No currently available antibiotics target the attachment of a bacterium to its target tissue. By preventing attachment, the bacteria should be readily cleared by the body's immune system.

     Gram-Positive Antibiotic Technology. The Company's lead anti-infectives program is based on a novel target for antibiotic therapy. The Company's founding scientists have identified an enzyme, a selective protease, utilized by most gram-positive bacteria to anchor certain proteins to the bacterial cell wall. These surface proteins are the means by which certain bacteria recognize, adhere to and colonize specific tissue. The Company's strategy is to develop protease inhibitors. The Company believes protease inhibitors will have wide applicability to gram-positive bacteria in general, including antibiotic resistant staphlyococcus and a broad range of serious infectious diseases including meningitis and respiratory tract infections. The Company has entered into a collaborative research and license agreement with the Wyeth-Ayerst Laboratories Division of American Home Products Corporation ("Wyeth-Ayerst") to identify and develop protease inhibitors as novel antibiotics.

     Gram-Negative Antibiotic Technology The Company recently entered into a set of technology transfer and related agreements with MedImmune, Inc. ("MedImmune"), Astra AB and The Washington University, St. Louis ("Washington University"), pursuant to which the Company has acquired all of the rights to gram-negative antibiotic targets, products, screens and services developed at Washington University. The Company and MedImmune plan to collaborate in the development of antibiotics against gram-negative pathogens. These bacteria utilize structures called pili to adhere to target tissue, and the Company plans to exploit the assembly and export of these essential infective structures as novel anti-infective targets.

     Research carried out at Washington University has demonstrated that assembly of type P pili on gram-negative bacteria requires the participation of both a periplasmic molecular chaperone and an outer membrane usher. Since the gram-negative pili are the primary mechanism by which these organisms adhere to and colonize host tissue, inhibition of their assembly should effectively inhibit disease caused by this class of organisms. Detailed structural data is available on the molecular chaperone and scientists at Washington University are developing the same for the usher protein. This information has been used in concert with molecular modeling techniques to identify potential structures that will bind to the conserved residues of the chaperone and usher proteins. With identification of these structures, natural and synthetic molecules that inhibit chaperone/usher function can be screened using high throughput assays developed by scientists at Washington University. The Company believes that this approach is a departure from conventional antibiotics and therefore may afford a method to circumvent the resistance mechanisms already established in many gram-negative bacteria.

     Scientists at Washington  University have elucidated the role of chaperones
- a family of periplasmic proteins - in the formation of pili, which are essential for the virulence of certain gram-negative bacteria, such as E. coli or the Enterobacteriaceae (Salmonella, Shigella, Klebsiella, etc.). The elucidation of this pathway provides several targets for the development of novel anti-infectives: (i) blocking the interaction between chaperones and pilin subunits; (ii) interfering with chaperone-dependent folding of pilin subunits; or (iii) interfering with how pilin subunits exit from the bacteria's outer membrane (through the "usher" component). The chaperone-pilin complex has been examined using x-ray crystallography, and assays measuring the chaperone interactions have been established. The Company and Washington University are reviewing potential compounds which interfere with the chaperone-pilin interaction, as well as seeking alternative intervention sites in the pilus formation pathway.


         Surface Protein Expression System

     The Company's proprietary SPEX protein expression uses the protein export and anchoring pathway of gram-positive bacteria as a means to facilitate the production and purification of biopharmaceutical proteins. The Company has developed vectors which allow foreign genes to be inserted into the chromosome of gram-positive bacteria in a manner such that the encoded protein is synthesized, transported to the cell surface and secreted into the medium. This system has been used to produce milligram quantities of soluble antigenically authentic protein that can be easily purified from the culture medium by affinity chromatography. The Company believes this technology can be extended to a variety of different antigens and enzymes.

         The Company has commenced yield optimization and process validation of this system. This program is designed to transfer the method from a laboratory scale environment to a commercial production facility. The Company intends to begin the non-exclusive licensing of this technology for a broad range of applications during 1998.

Collaborative Research and Licenses

     The Company sponsors research and development activities in laboratories at Rockefeller, Oregon State, SUNY Buffalo, and Washington University. The
Company's own research and development facility is under construction in Corvallis, Oregon. Construction scheduled to be completed in June 1998. The Company has entered into the following license agreements and collaborative research arrangements:

     Rockefeller University. The Company and Rockefeller have entered into an exclusive worldwide license and research agreement whereby the Company has obtained the right and license to make, use and sell mucosal vaccines based on gram-positive organisms and products for the therapy, prevention and diagnosis of diseases caused by streptococcus, staphylococcus and other organisms. The license covers two issued United States patents and one issued European patent as well as 11 pending United States patent applications and corresponding foreign patent applications. The issued United States patents expire in 2005 and 2014, respectively. The agreement generally requires the Company to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and the Company is responsible for certain milestone payments and for the costs of filing and prosecuting patent applications. Pursuant to the agreement, the Company is providing funding to Rockefeller for sponsored research through January 31, 1999, with exclusive license rights to all inventions and discoveries resulting from this research.

     Oregon State. Oregon State is also a party to the Company's license agreement with Rockefeller whereby the Company has obtained the right and license to make, use and sell products for the therapy, prevention and diagnosis of diseases caused by streptococcus. Because the license relates to one of the pending United States patent applications covered by the Rockefeller license, the Company has agreed to reimburse Rockefeller for Oregon State's patent expenses and Rockefeller will remit such amounts to Oregon State. Pursuant to a separate research support agreement with Oregon State, the Company is providing funding for sponsored research through January 31, 1999, with exclusive license rights to all inventions and discoveries resulting from this research. At the time the Company opens its own research facilities in Corvallis, a significant portion of the research being conducted at Oregon State will be transferred to the Company.

     National Institutes of Health. The Company has entered into a clinical trials agreement with the NIH pursuant to which the NIH, with the cooperation of the Company, will conduct a clinical trial of the Company's strep throat vaccine.

     SUNY Buffalo. The Company has entered into a research agreement with SUNY Buffalo to develop a mucosal vaccine to prevent periodontal disease. Pursuant to the agreement, the Company is providing funding for sponsored research through June 30, 1998 and has an exclusive option to license all inventions and discoveries resulting from this research.

     Wyeth-Ayerst. The Company has entered into a collaborative research and license agreement with Wyeth-Ayerst in connection with the discovery and development of anti-infectives for the treatment of gram-positive bacterial infections. Pursuant to the agreement, Wyeth-Ayerst is providing funding for a joint research and development program through June 30, 1999 and is responsible for additional milestone payments.

     Chiron. The Company has entered into a collaborative research agreement with Chiron regarding research toward the development of vaccines against two sexually transmitted diseases. The agreement was entered into as of July 1, 1997 and expires on July 1, 1998. Pursuant to the agreement, each company retains sole rights to any technology invented solely by such company and the companies will jointly own any technology jointly developed by the companies.

     Washington University. The Company has entered into a research collaboration and worldwide license agreement with the Washington University pursuant to which the Company has obtained the right and license to make, use and sell antibiotic products based on gram-negative technology for all human and veterinary diagnostic and therapeutic uses. The license covers five pending United States patent applications and corresponding foreign patent applications. The agreement generally requires the Company to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and the Company is responsible for certain milestone payments and for the costs of filing and prosecuting patent applications. Pursuant to the agreement, the Company has agreed to provided funding to Washington University for sponsored research through February 6, 2000, with exclusive license rights to all inventions and discoveries resulting from this research.

Patents and Proprietary Rights

     Protection of the Company's proprietary compounds and technology is essential to the Company's business. The Company's policy is to seek, when appropriate, protection for its lead compounds and certain other proprietary technology by filing patent applications in the United States and other countries. The Company has licensed the rights to two issued United States patents and one issued European patent. The Company has also licensed the rights to 17 pending United States patent applications as well as corresponding foreign patent applications. The two issued United States patents expire in 2005 and 2014, respectively.

     The patents and patent applications licensed by the Company relate to all of the core technology used in the development of the Company's leading product candidates, including the mucosal vaccine delivery system, the SPEX protein expression system for producing biopharmaceutical products, the protective streptococcal antigens and the antibiotic development target, as well as a variety of early stage research projects. Each of the Company's products represented by each of the patents is in a very early stage in its development process.

     The Company also relies upon trade secret protection for its confidential and proprietary information. No assurance can be given that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or that the Company can meaningfully protect its trade secrets.

Government Regulation

     Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any products that may be developed by the Company. The nature and the extent to which such regulation may apply to the Company will vary depending on the nature of any such products. Virtually all of the Company's potential products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources.

     In order to test clinically, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug, a company must file an IND and receive clearance from the FDA. This application is a summary of the pre-clinical studies that were conducted to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies that are being proposed.

     The pre-marketing program required for approval of a new drug typically involves a time-consuming and costly three-phase process. In Phase I, trials are conducted with a small number of patients to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with small groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for statistical proof of efficacy and safety required by the FDA and others.

     The FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA or PLA, the FDA will decide whether to approve the drug. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding; there can be no assurance that any approvals will be granted on a timely basis, if at all.

     Once the product is approved for sale, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor continuously a product's usage and its effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained. Other countries in which any products developed by the Company may be marketed impose a similar regulatory process.

Competition

     The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. The Company's competitors include most of the major pharmaceutical companies, which have financial, technical and marketing resources significantly greater than those of the Company. Biotechnology and other pharmaceutical competitors include Cubist
Pharmaceuticals, Inc., Microcide Pharmaceuticals, Inc., Oravax, Inc., Maxim Pharmaceuticals, Inc., ID Vaccines Ltd., Actinova PLC, and Vaxcel, Inc. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. There can be no assurance that the Company's competitors will not succeed in developing products that are more effective or less costly than any which are being developed by the Company or which would render the Company's technology and future products obsolete and noncompetitive.

Human Resources and Facilities

     As of March 27, 1998 the Company had 10 full time employees. The Company's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be excellent.

Item 2. Properties

     The Company's headquarters are located in New York, New York and its research and development facilities (when completed) will be located in Corvallis, Oregon. In New York, the Company leases approximately 5,200 square feet under a lease that expires in November 2002. In Corvallis, the Company leases approximately 10,000 square feet under a lease that expires in December 2005.

Item 3. Legal Proceedings

         None.

Item 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1997, no matter was submitted to a vote of the security holders of the Company.

                                     Part II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

     The Company's Common Stock commenced trading on the Nasdaq SmallCap Market on September 9, 1997 under the symbol "SGPH." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported on the Nasdaq SmallCap Market.




                                                      Price Range
1997                                               High         Low
----                                               ----         ---
Third Quarter (from September 9, 1997)             $ 6 1/8      $ 5
Fourth Quarter                                       7            3 1/4
1998
----
First Quarter (through March 27, 1998)               4 7/8        4

     As of March 27, 1998, there were approximately 47 holders of record of the Common Stock. The Company believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of the Common Stock is held of record in broker "street names."

     The Company has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. The Company is not under any contractual restriction as to its present or future ability to pay dividends. The Company currently intends to retain any future earnings to finance the growth and development of its business.

Sales of Unregistered Securities in 1997

     On February 28, 1997, the Company completed a bridge financing pursuant to which the Company issued bridge notes in the aggregate principal amount of $1,000,000 and bridge warrants to purchase 100,000 shares in aggregate of the Company's Common Stock an exercise price equal to $5.00 per share. The bridge financing was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Regulation D under the Act, as it was a transaction not involving a public offering.

Certain Information Concerning the Company's Initial Public Offering

     Set forth below is certain information concerning the Company's initial public offering (the "Offering").

     1. Prior to commencing the Offering, the Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "Commission"), pursuant to the Act, in order to register the shares of the Common Stock that the Company proposed to offer. The Commission file number assigned to the Registration Statement is 333- 23037. The Registration Statement was declared effective by the Commission on September 9, 1997.

     2. The Offering commenced on July 11, 1997 and was completed on October 15, 1997.

     3. The underwriters for the Offering were Sunrise Securities Corp. ("Sunrise") and M.H. Meyerson & Co., Inc.

     4. The Registration Statement set forth a "Proposed Maximum Aggregate Offering Price" of $14,375,000.

     5. The Company sold in the Offering an aggregate of 2,875,000 shares of Common Stock at an initial public offering price of $5.00 per share. The aggregate public offering price of the shares sold in the Offering was $14,375,000.

     6. During the period from September 9, 1997 (the effective date of the Registration Statement) through December 31, 1997, the total expenses paid by the Company related to the Offering (determined on a cash basis) was $2,195,391 and consisted of the following:

     a. $1,753,750 paid to the underwriters in respect of the underwriting discount and non-accountable expense allowance;

     b.   $441,641 of other expenses.

     7. None of the payments described in paragraph 6 above represented a direct or indirect payment to (i) directors, officers or general partners of the Company or to their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of the Company.

     8. After deducting the payments described in paragraph 6 above, the amount of Offering proceeds that remained was $12,179,609. The Company used $1,058,306 of such proceeds to repay the bridge notes. As of December 31, 1997, the balance of such proceeds was invested in cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

Item 6. Plan of Operation

Results of Operations

     The Company is a development stage, biopharmaceutical company. Since its inception in December 1995, the Company's efforts have been principally devoted to research and development, securing patent protection and raising capital. From inception through December 31, 1997, the Company has sustained cumulative losses of $4,463,814, including non-cash charges in the amount of $436,043 for stock option and warrant compensation expense. These losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative activities. From inception through December 31, 1997, research and development expenses amounted to $1,608,990, patent preparation and prosecution expenses amounted to $740,206 and general and administrative expenses amounted to $2,343,503. From inception through December 31, 1997, total revenues from research and development collaborative agreements totaled $675,000.

     The Company expects to continue to incur substantial research and development costs in the future resulting from ongoing research and development programs, manufacturing of products for use in clinical trials and pre-clinical and clinical testing of the Company's products. The Company also expects that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials, research and development, manufacturing and the creation of a marketing and sales organization, if warranted, will increase in the future. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

     To date, the Company has not marketed, or generated revenues from the commercialization of, any products. The Company's current product candidates are not expected to be commercially available for several years.

     Revenues from research and development collaborative agreements from inception through December 31, 1997 were $675,000, related to a collaborative research and license agreement entered into with a pharmaceutical company.

     General and administrative expenses from inception through December 31, 1997 were $2,343,503, primarily due to personnel costs and associated operating costs. The Company anticipates that general and administrative expenses will increase substantially during the next 12 months as the Company increases its staffing levels.

     Research and development expenditures consist primarily of payments for sponsored research, payments to its scientific consultants and the salaries of its research staff. Research and development expenses from inception through December 31,1997 were $1,608,990. As of December 31, 1997, the Company had made advance payments of $11,684 for research support to Rockefeller for the period ending January 31, 1998. The Company has research support agreements with both Emory and Oregon State pursuant to which the Company is obligated to fund research through January 31, 1998 in the aggregate annual amount of $183,320. The

Company anticipates that its research and development expenses will increase during the next 12 months as the Company continues to fund research programs and pre-clinical and clinical testing for its product candidates and technologies under development.

         From inception through December 31, 1997, the Company recorded non-cash compensation expense in the amount of $436,043 primarily related to the issuance of compensatory stock options and warrants to the Chief Executive Officer of the Company and a consultant who serves as the Company's Chief Scientific Advisor. The warrants issued to the consultant were to compensate him for his efforts in introducing the Company to potential collaborative partners.

Liquidity and Capital Resources

Initial Public Offering

     In September and October 1997, the Company completed the Offering of 2,875,000 shares of its common stock at an offering price of $5.00 per share. The Company realized gross proceeds of $14,375,000 and net proceeds, after deducting underwriting discounts and commissions, and other offering expenses payable by the Company, of $12,179,609.

     In September 1997, upon the initial closing of the Offering, the Company repaid, as required by the bridge note agreements, bridge notes in the principal amount of $1,000,000 and accrued interest thereon in the amount of $58,306.

1996 Private Placement Transactions

     In March 1996, the Company completed a private placement transaction in which it sold 1,038,008 shares of Common Stock for an aggregate gross consideration of $1,557,000. In September 1996, the Company completed a private placement transaction in which it sold 250,004 shares of Common Stock for an aggregate gross consideration of $750,000.

Collaborative Research and License Agreement

     In July 1997, the Company entered into a collaborative research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, the Company has granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement requires Wyeth-Ayerst to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments to the Company totaling $1,200,000. An initial sponsored research payment in the amount of $300,000 was received by the Company within 30 days of the execution of the agreement. The remaining sponsored research payments are payable in equal quarterly installments over the two years

     In consideration of the license grant, the Company is entitled to receive royalties equal to specified percentages of net sales of products incorporating the licensed technologies. The royalty percentages increase as certain cumulative and annual net sales amounts are attained. The Company could receive milestone payments, up to $13,750,000 for the initial product and up to $3,250,000 for the second product developed from a single compound derived from the licensed technologies. The Company could also receive, under certain circumstances, additional milestone payments, for an additional compound, as defined in the agreement, developed from the licensed technologies. Such milestone payments are contingent upon the Company meeting the milestones set forth in the agreement, and, accordingly, if the Company is unable to meet such milestones, the Company will not receive such milestone payments. The Company reached the first research milestone in November 1997 related to the delivery of sufficient sortase to allow the commencement of screening assay development. During the year ended December 31, 1997, the Company recognized $675,000 in revenue related to this agreement.


Current Resources

     The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures through at least 1999. In addition, the Company will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances and equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these sources. In addition, until September 1998, the prior written consent of Sunrise is required if the Company seeks to raise additional funds through the issuance of equity.

     The Company's working capital and capital requirements will depend upon numerous factors, including progress of the Company's research and development programs; pre-clinical and clinical testing; timing and cost of obtaining regulatory approvals; levels of resources that the Company devotes to the development of manufacturing and marketing capabilities; technological advances; status of competitors; and ability of the Company to establish collaborative arrangements with other organizations.

     Until required for operations, the Company's policy is to invest its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

     At December 31, 1997, the Company had $10,674,104 in cash and cash equivalents, and working capital of $10,413,878.

Product Research and Development Plan

     The Company's plan of operation for the next 12 months will consist primarily of research and development and related activities including:

     Formulation and further pre-clinical and clinical development of the Company's vaccine vector candidates for strep throat, periodontal disease and other vaccine applications.

     Formulation and further pre-clinical and clinical development of the Company's vaccine candidate for strep throat, and if successful, the initiation of clinical trials.

     Further development of the Company's anti-infectives programs aimed at blocking the function or expression of certain bacterial surface proteins in both gram-positive and gram-negative bacteria.

     Continued funding of the academic research on mucosal vaccine delivery systems, mucosal vaccine candidates and novel anti-infectives currently being conducted at a number of universities.

     Continuing the prosecution and filing of patent applications.

     Hiring additional employees, including filling senior positions in the areas of business development and regulatory and clinical affairs.

     The actual research and development and related activities of the Company may vary significantly from current plans depending on numerous factors, including changes in the costs of such activities from current estimates, the results of the Company's research and development programs, the results of clinical studies, the timing of regulatory submissions, technological advances, determinations as to commercial potential and the status of competitive products. The focus and direction of the Company's operations will also be dependent upon the establishment of collaborative arrangements with other companies, and other factors.

Item 7. Financial Statements and Supplementary Data

     The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The directors, officers and key employees of the Company are as follows:

Name                     Age  Position
----                     ---  --------
David H. de Weese        54   Chairman and Chief Executive Officer
Walter Flamenbaum, M.D.  55   President and Chief Operating Officer
Joshua D. Schein, Ph.D*  37   Executive Vice President, Chief Financial Officer,
                              Secretary and Director

Judson A. Cooper         37   Executive Vice President, Director
Thomas N. Konatich*      52   Chief Financial Officer, Treasurer and Secretary
Dennis E. Hruby, Ph.D    45   Vice President of Research
Donald S. Howard         69   Director
Terence E. Downer        58   Director
---------------
* Effective April 1, 1998, Mr. Konatich will replace Dr. Schein as Chief Financial Officer of the Company.

     David H. de Weese has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since November 1996. Mr. DeWeese also served as President of the Company from November 1996 until February 1998. Prior to joining the Company, Mr. de Weese served as a director and a consultant to Biovector Therapeutics, S.A., a developer of drug delivery technology based in France, and as an advisor to Paul Capital Partners, L.P., a private equity investment manager with whom he maintains a consulting relationship. From 1993 to 1995, Mr. de Weese was President, Chief Executive Officer and a Director of M6 Pharmaceuticals, Inc, a biopharmaceutical company. From 1986 to 1992, Mr. de Weese was the President, Chief Executive Officer, a Director and a founder of Cygnus Therapeutic Systems (now Cygnus, Inc.), a developer and manufacturer of transdermal drug delivery systems. Prior to that, Mr. de Weese co-founded Medical Innovations Corporation, a medical device business currently a division of Ballard Medical Products, Inc., and was Chairman of the Board, President and Chief Executive Officer of Machine Intelligence Corporation, a developer of computer software and hardware. Mr. de Weese is a director of Bioject Medical Technologies, Inc., a publicly traded biotechnology company. Mr. de Weese received his M.B.A. from the Harvard University Graduate School of Business.

     Walter Flamenbaum, M.D. became President and Chief Operating Officer of the Company in February 1998. Prior to joining the Company, he served as principal in The Plumtree Group, Ltd., which provided consulting services to the biomedical industry. From 1993 to 1997, he was President, Chief Executive Officer and a Director of Therics, Inc., a medical products company which he founded in association with the Johnson & Johnson Development Corporation. From 1986 to 1993, Dr. Flamenbaum was President, a Director and Chief Medical Officer of Health & Sciences Research, Inc., and its predecessor companies, a contract research organization which he founded. He was also Group Vice President, Clinical Research Group, of TSI Incorporated. Prior to 1992, he was Chief, Division of Nephrology at the Beth Israel Medical Center, New York, NY, and remains a clinical professor of medicine at the Mount Sinai School of Medicine. Dr. Flamenbaum received his MD degree from Columbia University's College of Physicians & Surgeons.

     Joshua D. Schein, Ph. D. has served as an Executive Vice President of the Company since December 1996 and Chief Financial Officer, Secretary and a Director of the Company since December 1995. Dr. Schein is being replaced by Mr. Konatich as Chief Financial Officer as of April 1, 1998. Dr. Schein is a Director of DepoMed, Inc., a publicly traded biotechnology company. Dr. Schein also serves as Executive Vice President and Director of Virologix Corporation, a private biotechnology company ("Virologix"). Additionally, Dr. Schein serves as Chief Financial Officer and a Director of Callisto Pharmaceuticals, Inc., a privately held, development stage, pharmaceutical company (Callisto"). From October 1994 to December 1995, Dr. Schein served as a Vice President of Investment Banking at Josephthal, Lyon and Ross, Incorporated, an investment banking firm. From June 1991 to September 1994, Dr. Schein was a Vice President at D. Blech & Company, Incorporated, a merchant hank that invested in the biopharmaceutical industry. Dr. Schein received a Ph.D. in neuroscience from the Albert Einstein College of Medicine and an MBA from the Columbia Graduate School of Business. Dr. Schein is a principal of CSO Ventures LLC ("CSO") and Prism Ventures LLC ("Prism"), privately held limited liability companies. See "Certain Relationships and Related Transactions."

     Judson A. Cooper has served as Executive Vice President of the Company since November 1996 and a Director of the Company since December 1995 and served as President from December 1995 until November 1996. Mr. Cooper is a Director of DepoMed, Inc., a publicly traded biotechnology company. Mr. Cooper also serves as Chief Financial Officer and Director of Virologix. Additionally, Mr. Cooper serves as President and a Director of Callisto. Mr. Cooper had been a private investor from September 1993 to December 1995. From 1991 to 1993, Mr. Cooper served as a Vice President of D. Blech & Company, Incorporated. Mr. Cooper is a graduate of the Kellogg School of Management. Mr. Cooper is a principal of CSO and of Prism. See "Certain Relationships and Related Transactions."

     Thomas N. Konatich will serve as Chief Financial Officer and Treasurer of the Company beginning on April 1, 1998. From November 1996 through March 1998, Mr. Konatich served as Chief Financial Officer and a Director of Innapharma, Inc., a privately held pharmaceutical development company. From 1993 through November 1996, Mr. Konatich served as Vice President and Chief Financial Officer of Seragen, Inc., a publicly traded biopharmaceutical development company. From 1988 to 1993, he was Treasurer of Ohmicron Corporation, a venture capital firm. Mr. Konatich has an MBA from the Columbia Graduate School of Business.

     Dennis F. Hruby, Ph.D. has served as Vice-President of Research of the Company since April 1,1997. From January 1996 through March 1997, Dr. Hruby served as a senior scientific advisor to the Company. Dr. Hruby is a Professor of Microbiology at Oregon State University, and from 1990 to 1993 was Director of the Molecular and Cellular Biology Program and Associate Director of the Center for Gene Research and Biotechnology. From 1993 to 1995, Dr. Hruby served as Vice-President of Research for M6 Pharmaceuticals, Inc. Dr. Hruby specializes in virology and cell biology research, and the use of viral and bacterial vectors to produce recombinant vaccines. Dr. Hruby has published more than 100 research, review articles and book chapters. He is a member of the American Society of Virology, the American Society for Microbiology and a fellow of the American Academy of Microbiology. Dr. Hruby received a Ph.D. in microbiology from the University of Colorado Medical Center and a B.S. in microbiology from Oregon State University.

     Donald S. Howard has served as a Director of the Company since September 1997. Mr. Howard has served as a consultant to a number of financial institutions since 1994. Mr. Howard served as Executive Vice President and Chief Financial Officer and a Managing Director of

Salomon Brothers from 1988 to 1993. From 1980 to 1988, Mr. Howard served as Executive Vice President and Chief Financial Officer of Citicorp, Inc. Prior to that time, Mr. Howard held numerous positions at Citicorp, Inc. Mr. Howard is currently a director of Green Garden Inc., Consolidated Purchasing Services, Bank Leumi [USA] and Green Tree Financial Corp.

     Terence E. Downer has served as a Director of the Company since July 1, 1997. Mr. Downer served as Vice President, Corporate Development of Janssen Pharmaceutica, Inc., an affiliate of Johnson & Johnson, from 1991 to June 1997. Mr. Downer has worked in the pharmaceutical industry for Johnson & Johnson and its affiliates for over 30 years and has held senior positions in sales, marketing, research and business development. In addition to Janssen
Pharmaceutica, Inc., Mr. Downer was also involved in starting up two other companies for Johnson & Johnson, Cyclex, Inc. and Critikon, Inc. Mr. Downer is on the Board of the National Organization of Orthopaedic Nurses and is the New Jersey Program Chair for the Licensing Executive Society.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports that they file.

     Based solely upon review of the copies of such reports furnished to the Company and written representations from certain of the Company's executive officers and directors that no other such reports were required, the Company believes that during 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis.

Item 10.          Executive Compensation

     The following table summarizes the total compensation of the Chief Executive Officer of the Company for 1997 and the two previous years, as well as all other executive officers of the Company who received compensation in excess of $100,000 for 1997.

Summary Compensation Table

                                          Annual Compensation                            Long Term Compensation
                                    ------------------------------                  ------------------------------
                                                                                      Stock
                                                                     Other Annual   Underlying         All Other
Name/                                Year     Salary       Bonuses   Compensation    Options/         Compensation
 Principal Position                                                                  Warrants
---------------------------         ----     --------      -------   ------------   ---------         -----------
David H. de Weese, Chairman         1997     $231,923         --         -- (5)        16,667              --
Chief Executive  Officer and        1996       21,635 (1)     --         -- (5)       477,683              --
President

                                          Annual Compensation                            Long Term Compensation
                                    ------------------------------                  ------------------------------
                                                                                      Stock
                                                                     Other Annual   Underlying         All Other
Name/                                Year     Salary       Bonuses   Compensation    Options/         Compensation
 Principal Position                                                                  Warrants
---------------------------         ----     --------      -------   ------------   ---------         -----------
Joshua D. Schein, Ph.D.,            1997      154,616 (2)     --         -- (5)        16,667              --
Executive Vice President,
Chief Financial Officer             1996      153,116 (2)     --         -- (5)        16,667              --
 and Director

Judson A. Cooper,                   1997      154,616 (3)     --         -- (5)        16,667              --
 Executive Vice                     1996      153,116 (3)     --         -- (5)        16,667              --
President and Director

Dennis E. Hruby, Ph.D.,             1997       78,549 (4)     --        27,366         10,000              --
Vice President of Research          1996       50,000         --         -- (5)            --              --

--------------------
(1) Mr. de Weese became Chairman, President and Chief Executive Officer of the Company in November 1996.
(2) Does not include Dr. Schein's share ($40,000) of payments made to CSO. See "Certain Relationships and Related Transactions."
(3) Does not include Mr. Cooper's share ($40,000) of payments made to CSO. See "Certain Relationships and Related Transactions."
(4) Dr. Hruby became Vice President of Research on April 1, 1997. He was a consultant to the Company in 1996 and the first quarter of 1997.
(5) Aggregate amount does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus for the named officer.

     The following tables set forth information with respect to the named executive officers concerning the grant, repricing and exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.


Option Grants for the Year Ended December 31, 1997


                  Common Stock        % of Total
                  Underlying          Options Granted  Exercise          Expiration
Name              Options Granted(1)  to Employees     Price Per Share      Date
----              -----------------   ---------------  ---------------      ----
David H. de Weese.   16,667            27.8%            $5.00            11/18/07
Joshua D. Schein..   16,667            27.8%            $5.00             9/15/02
Judson A. Cooper..   16,667            27.8%            $5.00             9/15/02
Dennis E. Hruby...   10,000            16.6%            $5.00             4/1/07

------------
(1)  All options were granted pursuant to the Company's 1996 Stock Option Plan.

Aggregated Option Exercises for the Year Ended December 31, 1997 and Option Values as of December 31, 1997:


                                            Number of Securities
                  Shares                    Underlying Unexercised Options       Value of Unexercised
                  Acquired Value            at December 31, 1997                 In-the-Money Options(1)
Name              on Exercise   Realized      Exercisable   Unexercisable        Exercisable    Unexercisable
----              -----------   --------      -----------   -------------        ------------   -------------
David H. de
 Weese(2).......     --        --             33,334        --                     $27,084           --

Joshua D.
 Schein, Ph.D...     --        --             33,334        --                      52,084           --

Judson A.
 Cooper.........     --        --             33,334        --                      52,084           --

Dennis E.
Hruby............    --        --             10,000        --                           0           --

--------------

(1) Based upon the closing price on December 31, 1997 as reported on the Nasdaq SmallCap Market and the exercise price per option.
(2) Excludes warrants, 50% of which were exercisable on December 31, 1997, to purchase 461,016 shares of Common Stock at an exercise price of $3.00 per share.

Stock Option Plan

     As of January 1, 1996, the Company adopted its 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan"), pursuant to which stock options may be granted to key employees, consultants and outside directors.

     The Plan is administered by a committee (the "Committee") comprised of disinterested directors. The Committee will determine persons to be granted stock options, the amount of stock options to be granted to each such person, and the terms and conditions of any stock options as permitted under the Plan. The members of the Committee have not yet been appointed.

     Both Incentive Options and Nonqualified Options may be granted under the Plan. An Incentive Option is intended to qualify as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Any Incentive Option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an Incentive Option granted to an employee who owns more than 10% of the total combined voting stock of the Company or of any parent or Subsidiary of the Company, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date the option is granted. A Nonqualified Option (i.e., an option to purchase Common Stock that does not meet the Code's requirements for Incentive Options) must have an exercise price of at least the fair market value of the stock at the date of grant.

     The Plan provides for the granting of options to purchase 333,333 shares of Common Stock, of which 117,061 options were outstanding as of December 31, 1997,

Employment Contracts and Directors Compensation

     David H. de Weese, Chairman and Chief Executive Officer of the Company, has an employment agreement with the Company which expires in November 1999 and is cancelable by the Company only for cause, as defined in the agreement. Mr. de Weese currently receives an annual base salary of $225,000 and 16,667 stock options per year, exercisable at the fair market value on the date of grant, and is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. In addition, Mr. de Weese will receive a cash payment equal to 1.5% of the total consideration received by the Company in a transaction resulting in a change of ownership of at least 50% of the outstanding Common Stock of the Company. In connection with Mr. de Weese's employment agreement, Mr. de Weese received warrants to purchase 461,016 shares of Common Stock at $3.00 per share. Warrants to purchase 50% of such shares are currently exercisable and the remaining warrants become exercisable on a pro rata basis on the second and third anniversaries of the agreement.

     Dr. Walter Flamenbaum, President and Chief Operating Officer, has an employment agreement with the Company which expires in January 2000 and is cancelable by the Company only for cause, as defined in the agreement. Dr. Flamenbaum receives an annual base salary of $225,000 and received options to purchase 100,000 shares of Common Stock at an exercise price of 4.25 per share. Options to purchase 20,000 of such shares are currently vested and the remaining options become vest on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. Dr. Flamenbaum is also eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. In addition, Dr. Flamenbaum received a sign-on bonus of $75,000 payable in equal monthly installments during the first year of the agreement.

     Dr. Joshua Schein, an Executive Vice President and Chief Financial Officer (through March 1998) of the Company, has an employment agreement with the Company which expires in December 1998 and is cancelable by the Company only for cause, as defined in the agreement. Dr. Schein receives an annual base salary of $150,000 and 16,667 stock options per year, exercisable at the fair market value on the date of grant, and is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. In addition, Dr. Schein will receive a cash payment equal to 1.5% of the total consideration received by the Company in a transaction resulting in a change of ownership of at least 50% of the outstanding Common Stock of the Company.

     Judson Cooper, an Executive Vice President of the Company, has an employment agreement with the Company which expires in December 1998 and is cancelable by the Company only for cause, as defined in the agreement. Mr. Cooper currently receives an annual base salary of $150,000 and 16,667 stock options per year, exercisable at the fair market value on the date of grant, and is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. In addition, Mr. Cooper will receive a cash payment equal to 1.5% of the total consideration received by the Company in a transaction resulting in a change of ownership of at least 50% of the outstanding Common Stock of the Company.

     Thomas Konatich will become Chief Financial Officer of the Company as of April 1, 1998. Mr. Konatich's employment agreement with the Company expires on April 1, 2000 and is cancelable by the Company only for cause, as defined in the agreement. Mr. Konatich receives an annual base salary of $170,000 and received options to purchase 95,000 shares of Common Stock, exercisable at the fair market value on April 1, 1998. The options vest on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. Mr. Konatich is also eligible to receive additional stock options and bonuses at the discretion of the Board of Directors.

     Dr. Dennis Hruby, Vice President of Research of the Company, has an employment agreement with the Company which expires on January 1, 2000 and is cancelable by the Company only for cause, as defined in the agreement. Dr. Hruby received options to purchase 40,000 shares of Common Stock at an exercise price of 4.63 per share. The options become exercisable on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. Dr. Hruby is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors.

     Directors' Compensation. In 1997, outside Directors earned $1,500 for each Board meeting attended.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 27, 1998, by (i) each person who was known by the Company to own beneficially more than 5% of any class of the Company's Common Stock, (ii) each of the Company's Directors, and
(iii) all current Directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to such person's name.


                                               Amount of
Name and Address of                            Beneficial         Percentage
Beneficial Owner(1)                            Ownership(2)        of Total
----------------------                         ------------       ----------
David H. de Weese(3)                           273,842              4.0%
Judson Cooper(4)                               494,350              7.5%
Joshua D. Schein, Ph.D.(5)                     494,350              7.5%
Steven M. Oliveira(6)                          431,016              6.6%
Richard B. Stone                               414,915              6.3%
135 East 57th St., 11th FL
New York, NY 10022
Terence E. Downer                                    0                *
International Sounding Board

                                               Amount of
Name and Address of                            Beneficial         Percentage
Beneficial Owner(1)                            Ownership(2)        of Total
----------------------                         ------------       ----------
60 Huntley Way
Bridgewater, NJ 08807
Donald S. Howard                                     0                *
3 Hook Harbor Road
Atlantic Highlands, NJ 07716

All Officers and Directors
as a Group (seven persons)                   1,299,601             18.7%

------------
*    Less than 1% of the outstanding shares of Common Stock.

(1) Unless otherwise indicated the address of each beneficial owner identified 420 Lexington Avenue, Suite 620, New York, NY 10170.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes currently exercisable warrants and options to purchase 263,842 shares of Common Stock.


(4) Includes curr ently exercisable options to purchase 33,334 shares of Common Stock.

(5) Includes currently exercisable options to purchase 33,334 shares of Common Stock.

(6) Mr. Oliveira is a member of CSO. See Item 12 - "Certain Relationships and Related Transactions."

Item 12. Certain Relationships and Related Transactions

     The Company entered into a consulting agreement with CSO Ventures LLC ("CSO") pursuant to which CSO provided certain business services to the Company, including business development, licensing, strategic alliances and administrative support. Pursuant to the terms of the agreement, CSO received $120,000 in 1997. The agreement expired on January 15, 1998. Mr. Cooper, Dr. Schein and Steven Oliveira are the members of CSO.

     Effective January 15, 1998, the Company entered into a consulting agreement with Prism Ventures LLC ("Prism") pursuant to which Prism has agreed to provide provided certain business services to the Company, including business development, operations and other advisory services, licensing, strategic alliances, merger and aquisition activity, financings and other corporate transactions. Pursuant to the terms of the agreement, Prism receives an annual fee of $150,000 and 16,667 stock options per year. The agreement expires on January 15, 2001, and is cancelable by the Company only for cause as defined in the agreement. Mr. Cooper and Dr. Schein are the members of Prism.

                                     PART IV


Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements and Exhibits

          (1)  FINANCIAL STATEMENTS

               Report of Independent Accountants

               Balance Sheet at December 31, 1996 and 1997

               Statement of Operations for the years ended December 31, 1996 and 1997, and for the period from inception through December 31, 1997

               Statement of Changes in Stockholders' Equity for the period from inception through December 31, 1997

               Statement of Cash Flows for the years ended December 31, 1996 and 1997, and for the period from inception through December 31, 1997

               Notes to Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULES

               All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or note thereto.

          (3)  EXHIBITS; EXECUTIVE COMPENSATION PLANS


Exhibits

3         Articles of Incorporation and By-Laws

3(a) Articles of Incorporation of the Company (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

3(b) Bylaws of the Company (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4         Instruments defining the rights of holders

4(a) Form of Common Stock Certificate (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(b) 1996 Incentive and Non-Qualified Stock Option Plan ++ (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(c) Warrant Agreement dated as of September 15, 1996 between the Company and Vincent A. Fischetti (1) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(d) Warrant Agreement dated as of November 18, 1996 between the Company and David de Weese (1) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(e) Form of Bridge Loan Letter Agreement for Bridge Investors (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(f) Form of Promissory Note for Bridge Investors (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(g) Form of Warrant Agreement for Bridge Investors (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(h) Form of Registration Rights Agreement for Bridge Investors (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(i)* Stock Purchase Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998

4(j)* Registration Rights Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998

10        Material Contracts

10(a) License and Research Support Agreement between the Company and The Rockefeller University, dated as of January 31, 1996; and Amendment to License and Research Support Agreement between the Company and The Rockefeller University, dated as of October 1, 1996(2) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(b) Research Agreement between the Company and Emory University, dated as of

          January 31, 1996(2) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(c) Research Support Agreement between the Company and Oregon State University, dated as of January 31, 1996(2) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(d) Employment Agreement between the Company and Dr. Joshua D. Schein, dated as of January 1, 1996(1) ++ (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(e) Employment Agreement between the Company and Judson A. Cooper, dated as of January 1, 1996; and Amendment No. 1 to Employment Agreement between the Company and Judson A. Cooper, dated as of November 18, 1996(1) ++ (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(f) Employment Agreement between the Company and Dr. Kevin F. Jones, dated as of January 1, 1996 ++ (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(g) Employment Agreement between the Company and David de Weese, dated as of November 18, 1996(1) ++ (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(h) Consulting Agreement between the Company and CSO Ventures LLC, dated as of January 1, 1996 (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(i) Consulting Agreement between the Company and Dr. Vincent A. Fischetti, dated as of January 1, 1996 (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(j) Consulting Agreement between the Company and Dr. Dennis Hruby, dated as of January 1, 1996 (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(k) Letter Agreement between the Company and Dr. Vincent A. Fischetti, dated as of March 1, 1996 (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(l) Employment Agreement between the Company and Dr. Dennis Hruby, dated as of April 1, 1997 ++ (Incorporated by reference to Amendment No. 1 to Form SB-2

          Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(m) Clinical Trials Agreement between the Company and National Institute of Allergy and Infectious Diseases, dated as of July 1, 1997 (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(n) Research Agreement between the Company and The Research Foundation of State University of New York, dated as of July 1, 1997(2) (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(o) Collaborative Research and License Agreement between the Company and American Home Products Corporation, dated as of July 1, 1997(2) (Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement of the Company dated September 2, 1997 (No. 333-23037)).

10(p) Collaborative Evaluation Agreement between the Company and Chiron Corporation, dated as of July 1, 1997 (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(q) Consulting Agreement between the Company and Dr. Scott Hultgren, dated as of July 9, 1997 (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(r) Letter of Intent between the Company and MedImmune, Inc., dated as of July 10, 1997 (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(s)* Research Collaboration and License Agreement between the Company and The Washington University, dated as of February 6, 1998 (2)+.

10(t)* Technology Transfer Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998.+

10(u)* Employment Agreement between the Company and Dr. Dennis Hruby, dated as of January 1, 1998.++

10(v)* Employment Agreement between the Company and Dr. Walter Flamenbaum, dated as of February 1, 1998.++

10(w)* Employment Agreement between the Company and Thomas Konatich, dated as of April 1, 1998.++

10(x)* Consulting Agreement between the Company and Prism Ventures LLC, dated as of January 15, 1998.

11        Statement re Computation of Per Share Earnings

11(a)*    Statement re Computation of Per Share Earnings

----------
1 These agreements were entered into prior to the reverse split of the Company's Common Stock and, therefore, do not reflect such reverse split.

2 Confidential information is omitted and identified by a * and filed separately with the SEC pursuant to a request for Confidential Treatment.

*    Filed herewith

+ Filed without exhibits and schedules (to be provided supplementally upon request of the Commission).

++   This document is a management contract or compensatory plan or arrangement

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed by the registrant during the fourth quarter of 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SIGA PHARMACEUTICALS, INC.

Date:  March 31, 1998                  By: /s/  David de Weese
                                           -----------------------------------
                                             David de Weese
                                       Chairman of the Board and Chief Executive
                                       Officer (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1933, this registration statement or amendment has been signed below by the following persons in the capacities and on the dates indicated:

Signatures                      Title                           Date
----------                      -----                           ----

/s/ Joshua D. Schein            Chief Financial Officer         March 31, 1998
-------------------------       (Principal Accounting and
Joshua D. Schein                Financial Officer), Executive
                                Vice President, Secretary and
                                Director



/s/ Judson A. Cooper            Executive Vice President        March 31, 1998
-------------------------       and Director
Judson Cooper

/s/ Terence E. Downer           Director                        March 31, 1998
-------------------------
Terence E. Downer

/s/ Donald S. Howard            Director                        March 31, 1998
-------------------------
Donald S. Howard

SIGA Pharmaceuticals, Inc.
(A development stage company)
Index to Financial Statements
--------------------------------------------------------------------------------

Report of Independent Accountants......................................... F-2

Balance Sheet as of December 31, 1996 and 1997............................ F-3

Statement of Operations for the years ended December 31, 1996 and
     1997, and for the period from inception through December 31, 1997.... F-4

Statement of Changes in Stockholders' Equity for the period
     from inception through December 31, 1997............................. F-5

Statement of Cash Flows for the years ended December 31, 1996, and
     1997, and for the period from inception through December 31, 1997.... F-6

Notes to Financial Statements............................................. F-7

                        Report of Independent Accountants




To the Board of Directors and Stockholders of SIGA Pharmaceuticals, Inc.


In our opinion, the accompanying balance sheet and related statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of SIGA Pharmaceuticals, Inc. (a development stage company) at December 31, 1996 and 1997, and the results of its operations for the years ended December 31, 1996 and 1997, and for the period from inception through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP
New York, New York
March 2, 1998

SIGA Pharmaceuticals, Inc.
(A development stage company)
Balance Sheet
--------------------------------------------------------------------------------

                                                                   December 31,
                                                               1996            1997
                                                           ------------    ------------
Assets

Current assets
   Cash and cash equivalents                               $     42,190    $ 10,674,104
   Accounts receivable                                             --           150,000
   Prepaid sponsored research                                   370,798          11,684
   Prepaid expenses and other current assets                       --            43,698
   Deferred offering costs                                      115,688            --
                                                           ------------    ------------
        Total current assets                                    528,676      10,879,486
Prepaid sponsored research                                       30,208            --
Equipment, net                                                   21,425          29,814
Other assets                                                        609         142,841
                                                           ------------    ------------
        Total assets                                       $    580,918    $ 11,052,141
                                                           ============    ============
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                        $     92,241    $    224,623
   Accrued expenses                                              22,260         174,548
   Patent preparation fees payable                               66,437          66,437
                                                           ------------    ------------
        Total liabilities                                       180,938         465,608
                                                           ------------    ------------

Commitments and contingencies
   (Notes 6, 7, 8, 9 and 10)                                       --              --
Stockholders' equity
   Preferred stock (.0001 par value, 10,000,000
      shares authorized, none issued and
      outstanding)                                                 --              --
   Common stock (.0001 par value, 25,000,000
      shares authorized, 3,367,183 and 6,242,182
      shares issued and outstanding at December 31, 1996
      and December 31, 1997 respectively)                           337             624
   Additional paid-in capital                                 2,668,819      15,049,723
   Stock subscriptions outstanding                                 --              --
   Deficit accumulated during the development stage          (2,269,176)     (4,463,814)
                                                           ------------    ------------
        Total stockholders' equity (deficit)                    399,980      10,586,533
                                                           ------------    ------------
        Total liabilities and stockholders' equity         $    580,918    $ 11,052,141
                                                           ============    ============



   The accompanying notes are an integral part of these financial statements.

SIGA Pharmaceuticals, Inc.
(A development stage company)
Statement of Operations
--------------------------------------------------------------------------------


                                                                               December 28,
                                                                             1995 (Inception)
                                                  Year Ended December 31,      to December
                                                   1996            1997         31, 1997
                                                -----------    -----------    -----------
Revenue
Research and development contracts                             $   675,000    $   675,000
Operating expenses
General and administrative (including
   amounts to related parties of $444,000
   and $429,231 for the years ended
    December 31, 1996 and 1997, respectively)   $   787,817      1,554,686      2,343,503
Research and development (including
   amounts to related parties of $75,000
   and $77,831 for the years ended
   December 31, 1996 and 1997, respectively)        662,205        946,785      1,608,990
Patent preparation fees                             452,999        287,207        740,206
Stock option and warrant compensation               367,461         68,582        436,043
                                                -----------    -----------    -----------
      Total operating expenses                    2,270,482      2,857,260      5,128,742
                                                -----------    -----------    -----------

Interest income/(expense)                            2,306        (12,378)       (10,072)
                                                -----------    -----------    -----------
   Net loss                                     $(2,268,176)   $(2,194,638)   $(4,463,814)
                                                ===========    ===========    ===========
   Basic and diluted loss per share             $      (.75)   $      (.52)
                                                ===========    ===========
   Weighted average common shares
      outstanding used for basic and
      diluted loss per share                      3,020,990      4,217,044
                                               ===========     ===========





   The accompanying notes are an integral part of these financial statements.

SIGA Pharmaceuticals, Inc.
(A development stage company)
Statement of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                                                                                        Deficit
                                                                                                       Accumulated
                                                                         Additional      Stock         During the       Total
                                                                          Paid-in     Subscriptions    Development   Stockholders'
                                             Shares        Par Value      Capital      Outstanding        Stage     Equity (Deficit)
                                          ------------   ------------   ------------  -------------    -----------  ---------------
Issuance of common stock at
   inception                                 2,079,170   $        208   $      1,040   $     (1,248)
Net loss                                          --             --             --             --      $     (1,000)   $     (1,000)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balances at December 31, 1995                2,079,170            208          1,040         (1,248)         (1,000)         (1,000)
Net proceeds from issuance
   and sale of common stock                  1,038,008            104      1,551,333           --              --         1,551,437
Net proceeds from issuance
   and sale of common stock                    250,004             25        748,985           --              --           749,010
Receipt of stock subscriptions
outstanding                                       --             --             --            1,248            --             1,248
Issuance of compensatory options
   and warrants                                   --             --          367,461           --              --           367,461
Net loss                                          --             --             --             --        (2,268,176)     (2,268,176)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balances at December 31, 1996                3,367,182            337      2,668,819                     (2,269,176)        399,980

Net proceeds from issuance and sale
   of common stock                           2,875,000            287     12,179,322                                     12,179,609

Issuance of warrants with bridge
   notes                                                                     133,000                                        133,000

Stock option and warrant
   compensation                                   --             --           68,582           --              --            68,582

Net loss                                          --             --             --             --        (2,194,638)     (2,194,638)
                                          ------------   ------------   ------------   ------------    ------------    ------------

Balance at December 31, 1997                 6,242,182   $        624   $ 15,049,723   $       --      $ (4,463,814)   $ 10,586,533
                                          ============   ============   ============   ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

SIGA Pharmaceuticals, Inc.
(A development stage company)
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                  December 28,
                                                         Year Ended             1995 (Inception)
                                                         December 31,             to December
                                                     1996            1997           31, 1997
                                                 ------------    ------------   --------------
Cash flows from operating activities
   Net loss                                      $ (2,268,176)   $ (2,194,638)   $ (4,463,814)
   Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation                                      7,249           9,212          16,461
      Stock option and warrant compensation           367,461          68,582         436,043
      Amortization of debt discount                      --           133,000         133,000
      Changes in assets and liabilities
        Prepaid sponsored research                   (401,006)        389,322         (11,684)
        Accounts receivable                              --          (150,000)       (150,000)
        Other current assets                            6,328         (43,698)        (43,698)
        Accounts payable and accrued expenses         173,001         284,670         465,608
        Other assets                                     --          (142,232)       (142,841)
                                                 ------------    ------------    ------------
      Net cash used in operating activities        (2,115,143)     (1,645,782)     (3,760,925)
                                                 ------------    ------------    ------------
Cash flows from investing activities
   Capital expenditures                               (28,674)        (17,601)        (46,275)
                                                 ------------    ------------    ------------
      Net cash used in investing activities           (28,674)        (17,601)        (46,275)
                                                 ------------    ------------    ------------
Cash flows from financing activities
   Net proceeds from issuance of common stock       2,300,447      12,179,609      14,480,056
   Receipt of stock subscriptions outstanding           1,248            --             1,248
   Deferred offering costs                           (115,688)        115,688            --
   Proceeds from bridge notes                                       1,000,000       1,000,000
   Repayment of bridge notes                             --        (1,000,000)     (1,000,000)
                                                 ------------    ------------    ------------
      Net cash provided from
        financing activities                        2,186,007      12,295,297      14,481,304
                                                 ------------    ------------    ------------
Net increase in cash and cash equivalents              42,190      10,631,914      10,674,104
Cash and cash equivalents, beginning of period           --            42,190            --
                                                 ------------    ------------    ------------
Cash and cash equivalents, end of period         $     42,190    $ 10,674,104    $ 10,674,104
                                                 ============    ============    ============



There were no cash payments for interest or income taxes for the periods ended December 31, 1996 and 1997.


   The accompanying notes are an integral part of these financial statements.

SIGA Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1996 and 1997
--------------------------------------------------------------------------------

1.   Organization and Basis of Presentation

     Organization

     SIGA Pharmaceuticals, Inc. (the "Company") was incorporated in the State of Delaware on December 28, 1995. The Company is engaged in the discovery, development and commercialization of vaccines, antibiotics, and novel anti-infectives for the prevention and treatment of infectious diseases. The Company's technologies are licensed from third parties and the Company depends on third parties to conduct research on its behalf pursuant to research and consulting agreements.

     Basis of presentation

     The Company's activities since inception have consisted primarily of sponsoring research and development, performing business and financial planning, preparing and filing patent applications, and raising capital. Accordingly, the Company is considered to be a development stage company.

2.   Summary of Significant Accounting Policies

     Cash equivalents

     Cash equivalents consist of short term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. Interest is accrued as earned.

     Equipment

     Equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, none of which exceeds three years.

     Deferred offering costs

     In connection with the Company's initial public offering ("IPO"), the Company had incurred certain costs which were deferred at December 31, 1996. In 1997, upon completion of the Company's IPO, these costs were charged to equity.

     Revenue recognition

     Revenue from research and development collaborative contracts are recognized based upon the provisions of the agreements.

     Research and development

     Research and development costs are expensed as incurred and include costs of third parties who conduct research and development, pursuant to development and consulting agreements, on behalf of the Company. Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred and considered a component of research and development costs.

     Income taxes

     Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be

SIGA Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1996 and 1997
--------------------------------------------------------------------------------

     in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

     Net loss per common share

     Effective December 31, 1997 the Company adopted Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basis EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

     As required by Securities and Exchange Commission Staff Accounting Bulletin No. 98, ("SAB 98"), previously reported per share information included in the accompanying financial statements have been restated to give effect to the adoption of FAS 128 and SAB 98, resulting in an increase in the net loss per share for the year ended December 31, 1996 of $.09.

     At December 31, 1997, outstanding options to purchase 117,061 shares of common stock, with exercise prices ranging from $1.50 to $5.50 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 949,016 shares of common stock, with exercise prices ranging from $1.50 to $6.00 were also antidilutive and excluded from the computation of diluted loss per share at December 31, 1997.

     Accounting estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

     Fair value of financial instruments

     The carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

     Concentration of Credit Risk

     The Company has cash in bank accounts that exceed the FDIC insured limits. The Company has not experienced any losses on its cash accounts. No allowance has been provided for potential credit losses because management believes that any such losses would be minimal.

     Accounting for stock based compensation

     During 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As provided by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

SIGA Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1996 and 1997
--------------------------------------------------------------------------------

     Employees." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123.

     New accounting pronouncements

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

3.   Equipment

     Equipment consisted of the following at December 31, 1996 and 1997

                                              December 31,
                                            1996        1997
                                          --------    --------
     Computer equipment                   $ 28,674    $ 45,768
     Furniture & fixture                      --           507
                                          --------    --------
                                            28,674      46,275
        Less - Accumulated depreciation     (7,249)    (16,461)
                                          --------    --------
        Equipment, net                    $ 21,425    $ 29,814
                                          ========    ========

4.   Stockholders' Equity

     In September and October 1997, The Company completed the IPO of 2,875,000 shares of its common stock at an offering price of $5.00 per share. The Company realized gross proceeds of $14,375,000 and net proceeds, after deducting underwriting discounts and commissions, and other offering expenses payable by the Company, of $12,179,609.

SIGA Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1996 and 1997
--------------------------------------------------------------------------------

     In March 1996, the Company completed a private offering of 1,038,008 shares of its common stock at the price of $1.50 per share, providing gross proceeds of $1,557,000, and net proceeds, after deducting expenses, of $1,551,437. In September 1996, the Company completed a second private offering of 250,004 shares of common stock at a price of $3.00 per share providing gross proceeds of $750,000 and net proceeds, after deducting expenses, of $749,010.

     Reverse stock split

     Effective December 1996, the Company implemented a one for six reverse stock split (without changing the par value thereof) applicable to all issued and outstanding shares of the Company's common stock. All fractional shares resulting from such stock split were rounded up to the next whole share.

     Stock option plan and warrants

     In January 1996, the Company implemented its 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") whereby options to purchase up to 333,333 shares of the Company's common stock may be granted to employees, consultants and outside directors of the Company. The exercise period for options granted under the Plan, except those granted to outside directors, is determined by a committee of the Board of Directors. Stock options granted to outside directors pursuant to the Plan must have an exercise price equal to or in excess of the fair market value of the Company's common stock at the date of grant and become exercisable over a period of three years with a third of the grant being exercisable at the completion of each year of service subsequent to the grant. The fair market value of the Company's common stock before its initial public offering in September 1997, was determined by a committee of the Board of Directors. The committee is comprised entirely of employees who receive stock options under the Plan.

     Transactions under the Plan are summarized as follows:

                                                                            Weighted
                                                                            Average
                                                                 Number of  Exercise
                                                                  Shares     Price
                                                                  -------   --------
     Outstanding at December 31, 1995                                --       --
         Granted                                                   50,001    $2.00
                                                                  -------    -----
     Outstanding at December 31, 1996                              50,001     2.00
        Granted                                                    67,060     5.03
                                                                  -------    -----

             Total outstanding at December 31, 1997               117,061    $3.74
                                                                  =======    =====

     Options available for future grant                           216,272
                                                                  =======

     Weighted average fair value of options granted during 1996   $   .30
                                                                  =======

     Weighted average fair value of options granted during 1997   $  2.18
                                                                  =======

SIGA Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1996 and 1997
--------------------------------------------------------------------------------

     The following table summarizes information about options outstanding at December 31, 1997:


                                 Options Outstanding                Options Exercisable
                         --------------------------------------   -----------------------
                                       Weighted
                            Number      Average      Weighted       Number       Weighted
                         Outstanding   Remaining      Average     Exercisable    Average
            Exercise     at December   Contractual   Exercise     at December    Exercise
             Price        31, 1997     Life (Years)   Price         31, 1997      Price
              $   1.50      33,334         8.00        $1.50        33,334       $1.50
                  3.00      16,667         8.90         3.00        16,667        3.00
             5.00-5.50      67,060         9.70         5.03        67,060        5.03
                         ----------                               --------
                           117,061                                 117,061
                         ==========                               ========

     In November 1996, the Company entered into an employment agreement with its President and Chief Executive Officer. Under the terms of the agreement, the employee received warrants to purchase 461,016 shares of common stock at $3.00 per share. Warrants to purchase 25% of such shares were exercisable upon issuance and the remaining warrants are exercisable on a pro rata basis on the first, second and third anniversaries of the agreement (see Note 9). These warrants expire on November 18, 2006.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for warrants issued to employees and stock options granted under the Plan. During the years ended December 31, 1996 and 1997, compensation expense of $57,627 and $57,627, respectively, has been recognized for warrants issued to employees, and $8,334 and $3,452, respectively, for options issued pursuant to its stock-based compensation plan calculated based upon the difference between the exercise price of the warrant or option and the fair market value of the Company's common stock on the date of grant. Had compensation cost for warrants issued and stock options granted been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed under SFAS 123 the Company's net loss and loss per share have been increased by approximately $146,000, or $.03 per share for the year ended December 31, 1997, and approximately $73,000, or $.02 per share for the year ended December 31, 1996.

     In September 1996, a consultant was issued warrants to purchase 150,000 shares of its common stock, at an exercise price of $1.50 per share. The warrants were exercisable upon issuance and expire on the twentieth anniversary of the date of issuance. The Company has recognized non-cash compensation expense of $301,500 for the year ended December 31, 1996, based upon the fair value of such warrants on the date of grant (see Note
     6).

     In connection with the issuance of bridge notes (the "Bridge Notes") in the aggregate principal amount of $1,000,000 in January and February 1997, the Company issued the holders of the Bridge Notes five-year warrants to purchase an aggregate of 100,000 shares of common stock at an exercise price of $5.00 per share, pursuant to warrant agreements entered into by the Company

SIGA Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1996 and 1997
--------------------------------------------------------------------------------

     and the investors. The warrants are not exercisable until September 1998. The fair value of the warrants, in the amount of $133,000, issued by the Company in connection with the bridge financing, was recorded as debt discount and was amortized over the six month term of the Bridge Notes.

     In June and September 1997, the Company issued two of its directors warrants to purchase an aggregate of 13,000 shares of its common stock, at an exercise price of $5.00 per share. The warrants are exercisable on the first and second anniversaries of the agreements, on a pro rata basis. The Company has recognized non-cash compensation expense of $7,503 for the year ended December 31, 1997, based upon the fair value of such warrants on the date of grant.

     In September 1997, in connection with the Company's IPO, the Company issued the underwriters warrants to purchase 225,000 shares of common stock at an exercise price of $6.00 per share. The warrants have a term of five years and are not exercisable until September 1998.

     The fair value of the options and warrants granted to employees and the warrants issued to the consultant during 1996 and 1997 ranged from $.22 to $2.63 on the date of the respective grant using the Black-Scholes option-pricing model assuming (a) no dividend yield, (b) a risk-free interest rate ranging from 5.06% to 6.26% based on the date of the respective grant, (c) no forfeitures, (d) an expected life of three years and (e) a volatility factor of 0% prior to the date of initial filing of the Company's IPO and 65% thereafter.

5.   Income Taxes

     The Company has incurred losses since inception which have generated net operating loss carryforwards of approximately $2,000,000, at December 31, 1997 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire in 2011 and 2012 for federal income tax purposes. These losses are subject to limitation on future years' utilization should certain ownership changes occur.

     The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses, and noncash compensation expense, result in a gross deferred tax asset at December 31, 1996 and December 31, 1997 of approximately $877,000 and $1,752,000, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred gross tax asset amount.

     For the years ended December 31, 1996 and December 31, 1997, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

SIGA Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1996 and 1997
--------------------------------------------------------------------------------

6.   Related Parties

     Consulting agreements

     The Company has entered into a consulting agreement, expiring January 15, 1998, with CSO Ventures LLC ("CSO") under which CSO provides the Company with business development, operations and other advisory services. Pursuant to the agreement CSO is paid an annual consulting fee of $120,000. Two Executive Vice Presidents of the Company are principals of CSO. The agreement is only cancelable by the Company for cause, as defined in the agreement. During the years ended December 31, 1996 and 1997, the Company incurred expense of $120,000 pursuant to the agreement.

     In connection with the development of its licensed technologies the Company has entered into a consulting agreement with the scientist who developed such technologies, under which the consultant serves as the Company's Chief Scientific Advisor. The scientist, who is a stockholder, shall be paid an annual consulting fee of $75,000. The agreement, which commenced in January 1996 and is only cancelable by the Company for cause, as defined in the agreement, has an initial term of two years and provides for automatic renewals of three additional one year periods unless either party notifies the other of its intention not to renew. Research and development expense incurred under the agreement amounted to $75,000 and $77,831 for the years ended December 31, 1996 and 1997, respectively. During the year ended December 31, 1996, the scientist was issued warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $1.50 per share (see Note 4).

     Employment agreements

     The Company has employment agreements, expiring in December 1998, with its two Executive Vice Presidents ("EVPs"), who are principal shareholders of the Company and CSO, under which the EVPs are each to be paid minimum annual compensation of $150,000. In addition, the Company granted each of the EVPs options to purchase 16,667 shares of the Company's common stock, at an exercise price of $1.50 per share, upon execution of the respective agreements. During the term of the agreements the EVPs are each to receive annual stock option grants to purchase 16,667 common shares exercisable at the fair market value at the date of grant. Under the provisions of the agreements the EVPs will each receive a cash payment equal to 1.5% of the total consideration received by the Company in a transaction resulting in a greater than 50% change in ownership of the outstanding common stock of the Company. The Company incurred $324,000 and $309,231 of expense for the years ended December 31, 1996 and 1997, respectively, pursuant to these agreements.

SIGA Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1996 and 1997
--------------------------------------------------------------------------------

7.   Collaborative Research and License Agreement

     In July 1997, the Company entered into a collaborative research and license agreement with a pharmaceutical company. Under the terms of the agreement, the Company has granted the pharmaceutical company an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement requires the pharmaceutical company to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments totaling $1,200,000. In consideration of the license grant the Company is entitled to receive royalties equal to specified percentages of net sales of products incorporating the licensed technologies. The royalty percentages increase as certain cumulative and annual net sales amounts are attained. The Company could receive milestone payments, under the terms of the agreement of up to $13,750,000 for the initial product and $3,250,000 for the second product developed from a single compound derived from the licensed technologies. Such milestone payments are contingent upon the Company making project milestones set forth in the agreement, and, accordingly, if the Company is unable to make such milestones, the Company will not receive such milestone payments. During 1997, the Company recognized $675,000 in revenue related to this agreement.

8.   License and Research Support Agreements

     In October 1997, the Company entered into an agreement with a third party for the sale and assignment of certain patent rights to the Company. In exchange for the patent rights, the Company agreed to pay $50,000 upon the signing of the agreement and up to $400,000 upon the achievement of certain milestones specified in the agreement. The Company has also granted the third party a royalty free license to use and sell products derived from the patent rights in certain countries. In addition, the Company has agreed to reimburse the third party, up to $50,000, for patent expenses incurred prior to the execution of this agreement. For the year ended December 31, 1997, the Company has recorded $100,000 of patent expense related to this agreement.

     In January 1996, the Company entered into a license and research support agreement with third parties. Under the terms of the agreement, the Company has been granted an exclusive world-wide license to make, use and sell products derived from the licensed technologies. In consideration of the license grant the Company is obligated to pay royalties equal to a specified percentage of net sales of products incorporating the licensed technologies. In the event the Company sublicenses any technologies covered by the agreement the third parties would be entitled to a significant percentage of the sublicense revenue received by the Company. In addition, the Company is required to make milestone payments, up to $225,000 per product, for each product developed from the licensed technologies.

     The Company has agreed to sponsor further research by the third parties for the development of the licensed technologies for a period of two years from the date of the agreement, in return for a payment of $725,000 to such third parties. The period of sponsored research will automatically be renewed for additional one-year periods unless terminated by the Company. Amortization of prepaid sponsored research under this agreement was $332,292 and $362,500 for the years ended December 31, 1996 and December 31, 1997, respectively. The Company also agreed to reimburse the third parties for costs associated with the preparation, filing and prosecution of patent rights for

SIGA Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1996 and 1997
--------------------------------------------------------------------------------

     the licensed technologies incurred prior to the execution of the license and research support agreement. The agreement is only cancelable by the Company for cause, as defined in the agreement. The Company has expensed $310,986 of reimbursable patent preparation costs pursuant to the agreement during the year ended December 31, 1996, of which $66,437 remains accrued at December 31, 1997.

     In January 1996, the Company entered into research agreements with third parties. Under the terms of the agreements, the Company has agreed to fund two years of research in return for annual payments of $183,320. Research and development expense under these agreements amounted to $175,024 and $183,322 for the years ended December 31, 1996 and 1997, respectively.

9.   Commitments and Contingencies

     Employment agreement

     In November 1996, the Company entered into an employment agreement, expiring in November 1999, with its President and Chief Executive Officer. Under the terms of the agreement, the employee is to receive annual base compensation of $225,000 and options to purchase 16,667 shares of the Company's common stock, exercisable at the fair market value on the date of grant. Upon execution of the agreement, the Company granted the employee options to purchase 16,667 shares of its common stock at an exercise price of $3.00 per share. In addition, the employee was issued warrants to purchase 461,016 shares of common stock at $3.00 per share (see Note 4). Under the provisions of the agreement, the President will receive a cash payment equal to 1.5% of the total consideration received by the Company in a transaction resulting in a greater than 50% change in ownership of the outstanding common stock of the Company. During the years ended December 31, 1996 and December 31, 1997, the Company incurred $28,435 and $231,923, respectively of expense pursuant to the agreement.

     Lease commitments

     The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

     Year ended December 31,
     1998                                              $   226,273
     1999                                                  228,990
     2000                                                  231,789
     2001                                                  234,672
     2002 and thereafter                                   439,491
                                                       ------------
                                                       $ 1,361,215
                                                       ============

SIGA Pharmaceuticals, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1996 and 1997
--------------------------------------------------------------------------------

10.  Subsequent Events

     In February 1998, the Company entered into an agreement with a third party pursuant to which the Company acquired the third party's rights to certain technology, intellectual property and related rights in the field of gram negative antibiotics in exchange for 335,530 shares of the Company's common stock.

     In February 1998, the Company entered into a research collaboration and license agreement with a third party. Under the terms of the agreement, the Company has been granted an exclusive world-wide license to make, use and sell products derived from the licensed technologies. In consideration of the license grant, the Company is obligated to pay royalties equal to a specified percentage of net sales of products incorporating the licensed technologies, beginning in the year of the first sale of any product developed from the licensed technologies. In the event the Company sublicenses any technologies covered by this agreement, the third parties are entitled to a significant percentage of the sublicense revenue received by the Company. The Company is also required to make milestone payments, up to $675,000 per product, for each product developed from the licensed technologies and pay license maintenance fees per year until the first sale of any product developed from the licensed technologies. In addition, the Company has agreed to sponsor further research by the third party for the development of the licensed technologies in the amounts of approximately $187,000, $387,000 and $403,000, for the years ending December 31, 1998,
     1999 and 2000, respectively.

     In February 1998, the Company entered into two two-year employment agreements with two officers. Under the terms of the agreements, the officers are to receive aggregate annual base compensation of $395,000 per year. In addition, the Company has granted the officers options to purchase an aggregate of 195,000 shares of the Company's common stock.

     Related party transactions (unaudited)

     On March 27, 1998, the Company entered into a consulting agreement with a limited liability company in which two of the Company's executive officers are principals. The agreement is effective as of January 15, 1998 and has an initial term of three years and provides for automatic renewals of additional one year periods, unless either party notifies the other of its intent not to renew the agreement. Pursuant to the agreement, the limited liability company is to receive an annual consulting fee of $150,000 and annual stock option grants to purchase 16,667 shares of the Company's common stock.