Form 10-Q
period 1998-03-31
SIGA PHARMACEUTICALS INC
filed 1998-05-15
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1998

                         Commission file number: 0-23047


                           SIGA PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             13-864870
(State or other jurisdiction of                          (IRS Employer Id. No.)
incorporation or organization)

                              420 Lexington Avenue
                               New York, NY 10170
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 672-9100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.



As of May 13, 1998, the Registrant had outstanding 6,557,712 shares of its $.0001 par value Common Stock.

                           SIGA Pharmaceuticals, Inc.
                          (A development stage company)

                          Part I. Financial Information

Item 1. Financial Statements


                                  BALANCE SHEET

                                                                                March, 31     December 31,
                                                                                  1998           1997
                                                                              ------------    ------------
                                                                              (Unaudited)
                                          ASSETS
Current Assets
     Cash and cash equivalents ............................................   $  9,608,302    $ 10,674,104
     Accounts receivable ..................................................                        150,000
     Prepaid sponsored research ...........................................             --          11,684
     Prepaid expenses .....................................................          2,083          43,698
                                                                              ------------    ------------
         Total current assets .............................................      9,610,385      10,879,486

     Equipment, net .......................................................        100,745          29,814
     Other assets .........................................................        255,459         142,841
                                                                              ------------    ------------
         Total assets .....................................................   $  9,966,589    $ 11,052,141
                                                                              ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable .....................................................   $     99,399    $    224,623
     Accrued expenses .....................................................        113,101         174,548
     Patent preparation fees payable ......................................         66,437          66,437
                                                                              ------------    ------------
         Total liabilities ................................................        278,937         465,608

Commitments and contingencies .............................................             --              --

Stockholders' equity
     Preferred stock ($.0001 par value, 10,000,000 shares authorized,
       none issued and outstanding) .......................................             --              --
     Common stock ($.0001 par value, 25,000,000 shares authorized,
       6,577,712 and 6,242,182 issued and outstanding at March 31, 1998 and
       December 31, 1997, respectively) ...................................            658             624
     Additional paid-in capital ...........................................     16,521,554      15,049,723
     Deficit accumulated during the development stage .....................     (6,834,560)     (4,463,814)
                                                                              ------------    ------------
         Total stockholders' equity (deficit) .............................      9,687,652      10,586,533
                                                                              ------------    ------------
         Total liabilities and stockholders' equity .......................   $  9,966,589    $ 11,052,141
                                                                              ============    ============


    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                                                                                              For The Period
                                                                                                              December 28,
                                                                                                              1995 (Date of
                                                                                   Three Months Ended         Inception) to
                                                                                  March 31,      March 31,      March 31,
                                                                                    1998           1997           1998
                                                                                 -----------    -----------    -----------
                                                                                 (Unaudited)    (Unaudited)    (Unaudited)
Revenues -- Research and development
     contracts                                                                   $   112,500             --    $   787,500
                                                                                 -----------    -----------    -----------


Operating expenses

     General and administrative (including amounts to related parties of
        $117,120 and $113,605 for the three months ended March 31, 1998 and
        1997, respectively                                                           540,818    $   300,962      2,884,321

     Research and development (including amounts to related parties of $18,750 for each of the three months ended March 31, 1998 and 1997,
        respectively                                                                 512,217        203,959      2,121,207

     Write-off of in-process research and development                              1,457,458             --      1,457,458
     Patent preparation fees                                                          40,278         15,462        780,484
     Stock option and warrant compensation                                            14,407             --        450,450
                                                                                 -----------    -----------    -----------

Total operating expenses                                                           2,565,178        520,383      7,693,920
                                                                                 -----------    -----------    -----------

Operating loss                                                                    (2,452,678)      (520,383)    (6,906,420)
                                                                                 -----------    -----------    -----------

Interest income/(expense)                                                             81,932        (30,390)        71,860
                                                                                 -----------    -----------    -----------

Net loss                                                                         $(2,370,746)   $  (550,773)   $(6,834,560)
                                                                                 -----------    -----------    -----------

Net loss per common share                                                        $     (0.37)   $     (0.16)
                                                                                 -----------    -----------

Weighted average number of
  shares outstanding                                                               6,424,859      3,367,182
                                                                                 -----------    -----------



    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                       For The Period
                                                                                       December 28,
                                                                                       1995 (Date of
                                                            Three Months Ended         Inception) to
                                                         March 31,       March 31,      March 31,
                                                           1998            1997           1998
                                                       ------------    ------------    ------------
                                                        (Unaudited)     (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net loss                                             $ (2,370,746)   $   (550,773)   $ (6,834,560)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                             10,656           2,389          27,117
    Stock, options & warrant compensation                    14,407              --         450,450
    Amortization of debt discount                                --          22,167         133,000
    Write-off of in-process research and development      1,457,458              --       1,457,458
    Changes in assets and liabilities:
      Accounts receivable                                   150,000              --              --
      Prepaid sponsored research                             11,684          71,878              --
      Prepaid expenses                                       41,615         (18,750)         (2,083)
      Other assets                                         (112,618)             --        (255,459)
      Accounts payable and accrued expenses                (186,671)         66,441         278,937
                                                       ------------    ------------    ------------

      Net cash used by operating activities                (984,215)       (406,648)     (4,745,140)
                                                       ------------    ------------    ------------


Cash flows from investing activities:
  Capital expenditures                                      (81,587)             --        (127,862)
                                                       ------------    ------------    ------------

      Net cash used by investing activities                 (81,587)             --        (127,862)
                                                       ------------    ------------    ------------


Cash flows from financing activities:
  Net proceeds from issuance of common stock                     --              --      14,480,056
  Receipts of stock subscriptions outstanding                    --              --           1,248
  Deferred offering costs                                        --         (47,801)
  Proceeds from bridge notes                                     --       1,000,000       1,000,000
  Repayment of bridge notes                                      --              --      (1,000,000)
                                                       ------------    ------------    ------------

      Net cash provided from financing activities                --         952,199      14,481,304
                                                       ------------    ------------    ------------


Net (decrease) increase in cash and cash equivalents     (1,065,802)        545,551       9,608,302
Cash and cash equivalents at beginning of period         10,674,104          42,190              --
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period             $  9,608,302    $    587,741    $  9,608,302
                                                       ------------    ------------    ------------

    The accompanying notes are an integral part of these financial statements

                           SIGA Pharmaceuticals, Inc.
                          (A development stage company)

                     Notes to Unaudited Financial Statements


1. Basis of Presentation

     The financial statements of SIGA Pharmaceuticals, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on forms 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, included in the 1997 Form 10-KSB.

     In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.

2. New Accounting Pronouncements

     Effective January 31, 1998 the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires the presentation of the components of comprehensive income in the company's financial statement for reporting periods beginning subsequent to December 15, 1997. Comprehensive income is defined as the change in the company's equity during a financial reporting period from transactions and other circumstances from non-owner sources (including cumulative translation adjustments, minimum pension liabilities and unrealized gains/losses on available for sale securities). The adoption of FAS 130 did not have a material impact on the Company's financial statements.

     Effective January 31, 1998 the Company adopted Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"), which requires disclosure of information about operating segments in annual financial statements for reporting periods beginning subsequent to December 15, 1997. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The adoption of FAS 131 did not have a material impact on the Company's financial statements.

3. License and Research Support Agreements

     In January 1996, the Company entered into research agreements with third parties. Under the terms of the agreements, the Company had agreed to fund further research by the third parties in the annual amount of approximately $496,000. The agreements expired in

January 1998; however, the Company intends to continue its relationship with the third parties under similar terms.

     In February 1998, the Company entered into a research collaboration and license agreement with a third party. Under the terms of the agreement, the Company has been granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments equal to a certain percentage of net sales of products incorporating the licensed technology, and certain milestone payments. In addition, the Company agreed to sponsor further research by the third party for the development of the licensed technologies in the amounts of approximately $187,000, $387,000 and $403,000, for the years ending December 31, 1998, 1999 and 2000.

4. Technology Purchase Agreement

     In February 1998, the Company entered into an agreement with a third party pursuant to which the Company acquired the third party's rights to certain technology, intellectual property and related rights in the field of gram negative antibiotics in exchange for 335,530 shares of the Company's common stock. Write-off of in-process research and development related to this agreement amounted to $1,457,458 for the quarter ended March 31, 1998.

5. Employment agreements

     In February 1998, the Company entered into two-year employment agreements with two officers. Under the terms of the agreements, the officers receive aggregate annual base compensation of $395,000 per year. In addition, the Company has granted the officers options to purchase an aggregate of 195,000 shares of the Company's common stock.

6. Related Party Transactions

     In March 1998, the Company entered into a consulting agreement with a limited liability company in which two of the Company's executive officers are principals. The agreement is effective January 15, 1998, has an initial term of three years and provides for automatic renewals of additional one year periods. Pursuant to the agreement, the limited liability company will receive an annual consulting fee of $150,000 and annual stock option grants to purchase 16,667 shares of the Company's common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a development stage, biopharmaceutical company. Since its inception in December 1995, the Company's efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since its inception through March 31, 1998, the Company has sustained cumulative losses of $6,834,560, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for the Company's common stock. In addition, a non-cash charge of $450,450 was incurred for stock option and warrant compensation expense. The Company's losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through March 31, 1998, research and development expenses amounted to $2,121,207, patent preparation and prosecution expenses totaled $780,484, general and administration expenses amounted to $2,884,321. From inception through March 31, 1998, total revenues from research and development agreements totaled $787,500.

     The Company expects to continue to incur substantial research and development costs in the future resulting form ongoing research and development programs, manufacturing of products for use in clinical trials and pre-clinical testing of the Company's products. The Company also expects that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials, research and development, will increase in the future. Accordingly, the Company expects to incur increasing operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

     To date, the Company has not marketed, or generated revenues from the commercialization of, any products. The Company's current product candidates are not expected to be commercially available for several years.

Results of Operations

Three months ended March 31, 1998 to the three months ended March 31, 1997

     Revenues from research and development contracts were $112,500 for the three months ended March 31, 1998 compared to no revenue for the same period of 1997. The revenue was the result of a payment made to the Company under an agreement entered into in July of 1997 with Wyeth-Ayerst, whereby the Company receives certain payments for research and development activities sponsored by the Company.

     Research and development expenses increased to $512,217 for the three months ended March 31, 1998 from $203,959 for the same period in 1997. The approximate 151% increase is consistent with the Company's plan to expand its research and development activities. The

Company has entered into additional agreements to fund research and development with third parties in exchange for licenses to their technology. The Company also incurred a non-cash charge for the three months ended March 31, 1998 totaling $1,457,458 for the write-off of in-process research and development associated with the acquisition of certain technology purchased from MedImmune, Inc. in exchange for 335,530 shares of the Company's common stock. No similar charges were incurred in the same period of 1997.

     General and administrative expenses increased approximately 80% in the three months ended March 31, 1998 to $540,818 from $300,962 for the three months ended March 31, 1997. The increase is due to an increase in staff and higher spending levels needed to support the Company's expanded research and development effort.

     Patent expense of $40,278 for the three months ended March 31, 1998 represents an increase of approximately 160% from the $15,462 level of the prior year. The increase is due to the Company's increase in spending for research and development which has resulted in the need to spend more for the preparation and prosecution of patents for the added technologies obtained from third parties.

     Total operating loss increased by approximately $1.9 million to $2,452,678 for the three months ended March 31, 1998 from $520,383 for the same period of 1997. The increase in the operating loss is the result of the increased spending for research and development, general and administrative activities and patent preparation and prosecution.

     Interest income for the three months ended March 31, 1998 was $81,932 compared to interest expense of $30,390 for the prior year period. The change is the result of repayment of debt outstanding in the prior year period from the proceeds of the Company's initial public offering and the interest income earned on the investment of the proceeds from that offering in the period ended March 31, 1998.

     Net loss per common share of 0.16 for the three months ended March 31, 1997 increased to 0.37 per share for the three months ended March 31, 1998. The loss per share increased approximately 131% which reflects the approximate 330%increase in the Company's net loss and an approximate 91% increase in the weighted average number of common shares outstanding. The share increase reflects the successful completion of the Company's IPO in the second half of 1997 and the issuance of 335,530 shares to MedImmune, Inc. in the first quarter of 1998 for the purchase of certain technology.

Liquidity and Capital Resources

     As of March 31, 1998 the Company had $9,608,302 in cash and cash equivalents and $9,331,448 of working capital. In July of 1997 the Company entered into a collaborative research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, the Company has granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement requires Wyeth-Ayerst to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments to the Company totaling $1,200,000. Through March 31, 1998 the Company has received a total of

$787,500 from Wyeth-Ayerst.

     The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures through at least 1999. In addition, the Company will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances and equity financings. However, no assurance can be provided that additional capital will be obtained through these sources. In addition, until September of 1998, prior written consent of Sunrise Securities Corp, an underwriter of the Company's Initial Public Offering, is required if the Company seeks to raise additional funds through the issuance of equity.

     The Company's working capital and capital requirements will depend upon numerous factors, including progress of the Company's research and development programs; pre-clinical and clinical testing; timing and cost of obtaining regulatory approvals; levels of resources that the Company devotes to the development of manufacturing and marketing capabilities; technological advances; status of competitors; and the ability of the Company to establish collaborative arrangements with other organizations.

                                     Part II

                                Other Information

Item 1    Legal Proceedings                                                NONE

Item 2    Changes in Securities                                            NONE

Item 3    Defaults upon Senior Securities                                  NONE

Item 4    Submission of Matters to Vote of Security Holders                NONE

Item 5    Other Information                                                NONE


Item 6    Exhibits and Reports on Form 8-K

          The Company's Current Report on Form 8-K, dated April 22, 1998, filed pursuant to Section 13 of the Securities Act.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SIGA PHARMACEUTICALS, INC.
Dated: May 14, 1998

                                        by:  /s/ Thomas N.Konatich

                                             Thomas N. Konatich
                                             Chief Financial Officer
                                             (Principal Accounting and
                                             Financial Officer) and Vice
                                             President, Finance