Form 10-Q
period 1998-06-30
SIGA PHARMACEUTICALS INC
filed 1998-08-14
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1998

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

As of August 10, 1998, the Registrant had outstanding 6,557,712 shares of its $.0001 par value Common Stock.

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)


                          Part I. Financial Information

Item 1. Financial Statements

                                                    BALANCE SHEET

                                                                                                 December 31,            June 30,
                                                                                                    1997                   1998
                                                                                                 ------------          ------------
                                                                                                                        (Unaudited)
                                             ASSETS
Current Assets
   Cash and cash equivalents ...........................................................         $ 10,674,104          $  6,714,048
   Accounts receivable .................................................................              150,000                    --
   Prepaid sponsored research ..........................................................               11,684                    --
   Prepaid expenses ....................................................................               43,698               108,679
                                                                                                 ------------          ------------
     Total current assets ..............................................................           10,879,486             6,822,727

   Equipment, net ......................................................................               29,814             1,460,953
   Other assets ........................................................................              142,841               184,002
                                                                                                 ------------          ------------
     Total assets ......................................................................           11,052,141             8,467,682
                                                                                                 ============          ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ....................................................................              224,623               231,553
   Accrued expenses ....................................................................              240,985               236,850
   Patent preparation fees payable .....................................................                   --                    --
   Bridge notes ........................................................................                   --                    --
                                                                                                 ------------          ------------
     Total liabilities .................................................................              465,608               468,403

Commitments and contingencies ..........................................................                   --                    --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized,
     none issued and outstanding) ......................................................                   --                    --
   Common stock ($.0001 par value, 25,000,000 shares authorized,
     6,242,182 and 6,577,712 issued and outstanding at December 31, 1997
     and June 30, 1998, respectively) ..................................................                  624                   658
   Additional paid-in capital ..........................................................           15,049,723            16,594,654
   Deficit accumulated during the development stage ....................................           (4,463,814)           (8,596,033)
                                                                                                 ------------          ------------
     Total stockholders' equity ........................................................           10,586,533             7,999,279
                                                                                                 ------------          ------------
     Total liabilities and stockholders' equity ........................................           11,052,141             8,467,682
                                                                                                 ============          ============

    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                                                                                                      For The Period
                                                                                                                       December 28,
                                                                                                                       1995 (Date of
                                                               Three Months Ended             Six Months Ended         Inception) to
                                                                    June 30,                      June 30,               June 30,
                                                              1997           1998           1997           1998           1998
                                                           -----------    -----------    -----------    -----------    -----------
                                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues -- Research and development
   contracts                                                        --    $   112,500             --    $   225,000    $   900,000
                                                           -----------    -----------    -----------    -----------    -----------

Operating expenses

   General and administrative (including amounts
    to related parties of $131,973 and $102,395
    for the three months ended June 30, 1998 and
    1997, respectively, and $249,093 and $216,000
    for the six months ended June 30, 1998 and
    1997, respectively                                         379,160        905,342        680,122      1,446,160      3,789,663

   Research and development (including amounts
    to related parties of $ 37,500 and $18,750
    for the three months ended March 31, 1998 and
    1997, respectively, and $56,250 and $37,500
    for the six months ended June 30, 1998 and
    1997, respectively                                         228,709      1,089,863        432,668      1,602,080      3,211,070

   Write-off of in-process research and
    development                                                     --             --             --      1,457,458      1,457,458
   Patent preparation fees                                      34,219         46,444         49,681         86,722        826,928
   Stock option and warrant compensation                        28,813             --         28,813         14,407        450,450
                                                           -----------    -----------    -----------    -----------    -----------

Total operating expenses                                       670,901      2,041,649      1,191,284      4,606,827      9,735,569
                                                           -----------    -----------    -----------    -----------    -----------

Operating income                                              (670,901)    (1,929,149)    (1,191,284)    (4,381,827)    (8,835,569)
                                                           -----------    -----------    -----------    -----------    -----------

Interest income/(expense)                                      (91,337)       167,676       (121,727)       249,608        239,536
                                                           -----------    -----------    -----------    -----------    -----------

Net loss                                                   $  (762,238)   $(1,761,473)   $(1,313,011)   $(4,132,219)   $(8,596,033)
                                                           -----------    -----------    -----------    -----------    -----------

Basic and diluted loss per common share                    $     (0.23)   $     (0.27)   $     (0.39)   $     (0.64)
                                                           -----------    -----------    -----------    -----------

Weighted average number of
  shares outstanding                                         3,367,182      6,577,712      3,367,182      6,501,708
                                                           -----------    -----------    -----------    -----------


    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                                                      For The Period
                                                                                                                       December 28,
                                                                                                                       1995 (Date of
                                                                                    Six Months Ended                   Inception) to
                                                                                        June 30,                          June 30,
                                                                               1997                 1998                   1998
                                                                           ------------          ------------          ------------
                                                                            (Unaudited)           (Unaudited)           (Unaudited)
Cash flows from operating activities:
  Net loss                                                                 $ (1,313,011)         $ (4,132,219)         $ (8,596,033)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                                  4,779                25,306                41,767
    Stock, options & warrant compensation                                        28,813                87,507               523,550
    Amortization of debt discount                                                88,667                    --               133,000
    Write-off of in-process research and development                                 --             1,457,458             1,457,458
    Changes in assets and liabilities:
      Accounts receivable                                                            --               150,000                    --
      Prepaid sponsored research                                                185,798                11,684                    --
      Prepaid expenses                                                               --               (64,981)             (108,679)
      Other assets                                                                   --               (41,161)             (184,002)
      Accounts payable and accrued expenses                                     172,977                 2,795               468,403
                                                                           ------------          ------------          ------------

      Net cash used in operating activities                                    (831,977)           (2,503,611)           (6,264,536)
                                                                           ------------          ------------          ------------

Cash flows from investing activities:
  Purchase of furniture & equipment                                                  --            (1,456,445)           (1,502,720)
                                                                           ------------          ------------          ------------

      Net cash flow used in investing activities                                     --            (1,456,445)           (1,502,720)
                                                                           ------------          ------------          ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                         --                                  14,480,056
  Receipts of stock subscriptions outstanding                                        --                                       1,248
  Deferred offering costs                                                       (80,300)
  Proceeds from bridge notes                                                  1,000,000                                   1,000,000
  Repayment of bridge notes                                                          --                    --            (1,000,000)
                                                                           ------------          ------------          ------------

      Net cash provided from financing activities                               919,700                    --            14,481,304
                                                                           ------------          ------------          ------------

Net increase in cash and cash equivalents                                        87,723            (3,960,056)            6,714,048
Cash and cash equivalents at beginning of period                                 42,190            10,674,104                    --
                                                                           ------------          ------------          ------------
Cash and cash equivalents at end of period                                 $    129,913          $  6,714,048          $  6,714,048
                                                                           ------------          ------------          ------------


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

     In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.

2.   New Accounting Pronouncements

     In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards number 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all financial statements of all fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives (i.e., gains and losses) depends on the intended use of the derivative and the resulting designations. The adoption of FAS 133 is not expected to have a material impact on the Company's financial statements.

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

3.   License and Research Support Agreements

     In January 1996, the Company entered into research agreements with third parties. Under the terms of the agreements, the Company had agreed to fund further research by the third parties in the annual amount of approximately $496,000. The agreements expired in January 1998; however, the Company is continuing its relationship with one of the third parties under similar terms and with another under modified terms.

     In February 1998, the Company entered into a research collaboration and license agreement with a third party. Under the terms of the agreement, the Company has been granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments equal to a certain percentage of net sales of products incorporating the licensed technology, and certain milestone payments. In addition, the Company agreed to sponsor further research by the third party for the development of the licensed technologies in the amounts of approximately $187,000, $387,000 and $403,000, for the years ending December 31, 1998, 1999 and 2000. During the six months ended June 30, 1998 the Company incurred sponsored research expense in the amount of $93,598

4.   Technology Purchase Agreement

     In February 1998, the Company entered into an agreement with a third party pursuant to which the Company acquired the third party's rights to certain technology, intellectual property and related rights in the field of gram negative antibiotics in exchange for 335,530 shares of the Company's common stock. Write-off of in-process research and development related to this agreement amounted to $1,457,458 for the six months ended June 30, 1998.

5.   Employment Agreements

     In February 1998, the Company entered into two-year employment agreements with two officers. Under the terms of the agreements, the officers receive aggregate annual base compensation of $395,000 per year. In addition, the Company has granted the officers options to purchase an aggregate of 195,000 shares of the Company's common stock. In April 1998, the Company entered into a two-year employment agreement with an officer upon which the officer receives annual base compensation of $170,000 per year. In addition, the Company has granted the officer options to purchase 95,000 shares of the Company's common stock.

6.   Related Party Transactions

     In March, 1998, the Company entered into a consulting agreement with a limited liability company in which two of the Company's executive officers are principals. The agreement is effective January 15, 1998, has an initial term of three years and provides for automatic renewals of additional one year periods. Pursuant to the agreement, the limited liability company will receive an annual consulting fee of $150,000 and annual stock option grants to purchase 16,667 shares of the Company's common stock.

7.   Other Agreements

     In June 1998, the Company entered into an agreement with a third party upon which it will provide the Company with Investor and Public Relations services. The agreement has an initial term of thirty months. The third party will receive a monthly retainer of $8,000. In addition, the Company granted the third party options to purchase 150,000 shares of the Company's common stock at an exercise price of $5.00 per share. 50,000 options vested as of the date of the agreement and the remaining 100,000 options vest ratably on a quarterly basis over term of the agreement.

8.   Subsequent events

     In July and August 1998, the Company sold certain laboratory equipment, computer equipment and furniture to a third party, for $493,329 and $385,423, respectively, under sale/leaseback arrangements. The leases have a term of 42 months and require minimum monthly payments of $13,171 and $10,290, respectively. The Company has an option to purchase the equipment at fair market value (defined in the agreement as 15% of the original cost) at the end of the lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a development stage, biopharmaceutical company. Since its inception in December 1995, the Company's efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since its inception through June 30, 1998, the Company has sustained cumulative losses of $8,596,033, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for the Company's common stock. In addition, a non-cash charge of $450,450 was incurred for stock option and warrant compensation expense. The Company's losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through June 30, 1998, research and development expenses amounted to $3,211,070, patent preparation and prosecution expenses totaled $826,928, general and administration expenses amounted to $3,789,663. From inception through June 30, 1998, total revenues from research and development agreements totaled $900,000.

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

Results of Operations

Three months ended June 30, 1998 to the three months ended June 30, 1997

Revenues from research and development contracts were $112,500 for the three months ended June 30, 1998 compared to no revenue for the same period of 1997. The revenue was the result of a payment made to the Company under an agreement entered into in

July of 1997 with Wyeth-Ayerst, whereby the Company receives certain payments for research and development activities sponsored by Wyeth-Ayerst.

Research and development expenses increased to $1,089,863 for the three months ended June 30, 1998 from $228,709 for the same period in 1997. The increase of approximately 377% in this area is consistent with the Company's plan to expand its research and development activities including the opening of the Company's research facility in Corvalis, Oregon in June 1998. The increase is primarily the result of additional agreements to fund research and development with third parties in exchange for licenses to their technology, initiation of clinical trials and the production of product for use in trials and research activities.

General and administrative expenses increased approximately 139% in the three months ended June 30, 1998 to $905,342 from $379,160 for the three months ended June 30, 1997. The increase is due to an increase in staff, higher accounting and legal expenses associated with being a public company, and higher spending levels needed to support the Company's expanded research and development effort.

Patent expense of $46,444 for the three months ended June 30, 1998 represents an increase of approximately 35% from the $34,219 level of the prior year. The increase is due to the Company's increase in spending for research and development which has resulted in the need to spend more for the preparation and prosecution of patents for the added technologies developed internally and obtained from third parties.

Total operating loss increased by $1,258,248 to $1,929,149 for the three months ended June 30, 1998 from $670,901 for the same period of 1997. The increase in the operating loss is the result of the increased spending for research and development, general and administrative activities and patent preparation and prosecution.

Interest income for the three months ended June 30, 1998 was $167,676 compared to interest expense of $91,337 for the prior year period. The change is the result of repayment of debt outstanding in the prior year period from the proceeds of the Company's initial public offering and the interest income earned on the investment of the proceeds from that offering in the three month period ended June 30, 1998.

Net loss per common share of $0.23 for the three months ended June 30, 1997 increased to $0.27 per share for the three months ended June 30, 1998. The relatively modest increase in loss per share, 17.4%, is the result of the increase in the weighted average number of shares outstanding from the Initial Public Offering and the issuance of 335,530 shares to MedImmune virtually offsetting the increased net loss.

Six months ended June 30, 1998 to the six months ended June 30, 1997

Revenues from research and development contracts were $225,500 for the six months ended June 30, 1998 compared to no revenue for the same period of 1997. The revenue was the result of a payment made to the Company under an agreement entered into in July of 1997 with Wyeth-Ayerst, whereby the Company receives certain payments for research and development activities sponsored by Wyeth-Ayerst.

Research and development expenses increased to $1,602,080 for the six months ended June 30, 1998 from $432,668 for the same period in 1997. The approximate 270% increase is consistent with the Company's plan to expand its research and development activities. The Company has entered into additional agreements to fund research and development with third parties in exchange for licenses to their technology. In June the Company opened its research facility in Corvalis, Oregon. The Company also incurred a non-cash charge for the six months ended June 30, 1998 totaling $1,457,458 for the write-off of in-process research and development associated with the acquisition of certain technology purchased from MedImmune, Inc. in exchange for 335,530 shares of the Company's common stock. No similar charges were incurred in the same period of 1997.

General and administrative expenses increased approximately 113% in the six months ended June 30, 1998 to $1,446,160 from $680,122 for the six months ended June 30, 1997. The increase is due to a growth in staff and higher spending levels needed to support the Company's expanded research and development effort and the higher level of legal and accounting expenses associated with being a public company.

Patent expense of $86,722 for the six months ended June 30, 1998 represents an increase of approximately 75% from the $49,681 level of the prior year. The higher spending level in 1998 is due to the Company's increase in spending for research and development. This has resulted in the need to spend more for the preparation and prosecution of patents for the added technologies that have been obtained from third parties as well as patents for technology developed directly by the Company.

Total operating loss increased by approximately $3.2 million to $4,381,827 for the six months ended June 30, 1998 from $1,191,284 for the same period of 1997. The increase in the operating loss is the result of the increased spending for research and development, general and administrative activities and patent preparation and prosecution.

Interest income for the six months ended June 30, 1998 was $249,608 compared to interest expense of $121,727 for the prior year period. The change is the result of repayment of debt outstanding in the prior year period from the proceeds of the Company's initial public offering and the interest income earned on the investment of the proceeds from that offering in the six month period ended June 30, 1998.

Net loss per common share of 0.39 for the six months ended June 30, 1997 increased to 0.64 per share for the six months ended June 30, 1998. The loss per share was approximately 64% greater in 1998. This reflects the approximate 214% increase in the Company's net loss and an approximate 93% increase in the weighted average number of common shares outstanding. The share increase reflects the successful completion of the

Company's IPO in the second half of 1997 and the issuance of 335,530 shares to MedImmune, Inc. in the first quarter of 1998 for the purchase of certain technology.

Liquidity and Capital Resources

As of June 30, 1998 the Company had $6,714,048 in cash and cash equivalents and $6,354,324of working capital. In July and August, the Company sold certain laboratory equipment, computer equipment and furniture to a third party, for $493,329 and $385,423, respectively, under sale/leaseback arrangements. The leases have a term of 42 months and require minimum monthly payments of $13,171 and $10,290, respectively. The Company has an option to purchase the equipment for Fair Market Value (defined in the agreement as 15% of original cost) at the end of the lease. In July of 1997 the Company entered into a collaborative research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, the Company has granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement requires Wyeth-Ayerst to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments to the Company totaling $1,200,000. Through June 30, 1998 the Company has received a total of $900,000 from Wyeth-Ayerst.

The Company anticipates that its current resources along with receipts from the sale and leaseback of its equipment and furniture will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures through at least 1999. In addition, the Company will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances and equity financings. However, no assurance can be provided that additional capital will be obtained through these sources. In addition, until September of 1998, prior written consent of Sunrise Securities Corp, an underwriter of the Company's Initial Public Offering, is required if the Company seeks to raise additional funds through the issuance of equity.

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

Item 1    Legal Proceedings                                                 NONE

Item 2    Changes in Securities                                             NONE

Item 3    Defaults upon Senior Securities                                   NONE

Item 4    Submission of Matters to Vote of Security Holders                 NONE

Item 5    Other Information                                                 NONE

Item 6    Exhibits and Reports on Form 8-K

          The Company's Current Report on Form 8-K, dated April 22, 1998, filed pursuant to Section 13 of the Securities Act, which described a series of key management changes, including the naming of Joshua Schein and Judson Cooper as interim Chief Executive Officer and Chairman, respectively, following the resignation of David de Weese, former Chairman and Chief Executive Officer of the Company.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SIGA PHARMACEUTICALS, INC.
     Dated: August 13, 1998

                                by: /s/ Thomas N.Konatich
                                    --------------------------------------------
                                    Thomas N. Konatich
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)
                                    and Vice President, Finance