Form 10-Q
period 1998-09-30
SIGA PHARMACEUTICALS INC
filed 1998-11-13
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1998

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

As of November 12, 1998, the Registrant had outstanding 6,577,712 shares of its .0001 par value Common Stock

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                          Part I. Financial Information

 Item 1.   Financial Statements

                                  BALANCE SHEET

                                                                                         December 31,          September 30,
                                                                                            1997                   1998
                                                                                         ------------          ------------
                                                                                                                (Unaudited)
                                     ASSETS
Current Assets
   Cash and cash equivalents ...................................................         $ 10,674,104          $  6,015,994
   Accounts receivable .........................................................              150,000                    --
   Prepaid sponsored research ..................................................               11,684                    --
   Prepaid expenses ............................................................               43,698               153,658
                                                                                         ------------          ------------
    Total current assets .......................................................           10,879,486             6,169,652

   Equipment, net ..............................................................               29,814             1,869,858
   Investments .................................................................                   --                80,047
   Other assets ................................................................              142,841               160,388
                                                                                         ------------          ------------
    Total assets ...............................................................           11,052,141             8,279,945
                                                                                         ============          ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ............................................................              224,623               290,741
   Accrued expenses ............................................................              240,985               227,641
   Capital lease obligations ...................................................                   --               302,466
                                                                                         ------------          ------------
    Total liabilities ..........................................................              465,608               820,848

   Non current capital lease obligations .......................................                   --               791,261
Commitments and contingencies ..................................................                   --                    --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized,
     none issued and outstanding) ..............................................                   --                    --
   Common stock ($.0001 par value, 25,000,000 shares authorized,
     6,242,182 and 6,577,712 issued and outstanding at December 31, 1997
     and June 30, 1998, respectively) ..........................................                  624                   658
   Additional paid-in capital ..................................................           15,049,723            16,609,274
   Deficit accumulated during the development stage ............................           (4,463,814)           (9,942,096)
                                                                                         ------------          ------------
    Total stockholders' equity .................................................           10,586,533             6,667,836
                                                                                         ------------          ------------
    Total liabilities and stockholders' equity .................................           11,052,141             8,279,945
                                                                                         ============          ============

    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                                                                                                      For The Period
                                                                                                                       December 28,
                                                                                                                       1995 (Date of
                                                            Three Months Ended              Nine Months Ended          Inception) to
                                                               September 30,                  September 30,            September 30,
                                                           1997            1998            1997            1998            1998
                                                       ------------    ------------    ------------    ------------    ------------
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Revenues -- Research and development
   contracts                                                412,500    $    112,500         412,500    $    337,500    $  1,012,500
                                                       ------------    ------------    ------------    ------------    ------------
Operating expenses

   General and administrative (including
    amounts to related parties of $113,074
    and $112,000 for the three months ended
    June 30, 1998 and 1997, respectively,
    and $349,667 and $336,000 for the nine
    months ended June 30, 1998 and 1997,
    respectively                                            308,975         835,788         989,097       2,281,948       4,625,451

   Research and development (including amounts
    to related parties of $5,980 and $18,750
    for the three months ended March 31, 1998
    and 1997,respectively, and $62,230 and
    $56,250 for the six months ended June 30, 1998
    and 1997, respectively                                  281,418         656,754         714,086       2,258,834       3,867,824

   Write-off of in-process research and development              --              --              --       1,457,458       1,457,458
   Patent preparation fees                                   16,595          44,492          66,276         131,214         871,420
   Stock option and warrant compensation                     14,407              --          43,220          14,407         450,450
                                                       ------------    ------------    ------------    ------------    ------------
Total operating expenses                                    621,395       1,537,034       1,812,679       6,143,861      11,272,603
                                                       ------------    ------------    ------------    ------------    ------------
Operating income (loss)                                    (208,895)     (1,424,534)     (1,400,179)     (5,806,361)    (10,260,103)
                                                       ------------    ------------    ------------    ------------    ------------
Interest income/(expense)                                   (63,359)         78,471        (185,086)        328,079         318,007
                                                       ------------    ------------    ------------    ------------    ------------
Net loss                                               $   (272,254)   $ (1,346,063)   $ (1,585,265)   $ (5,478,282)   $ (9,942,096)
                                                       ------------    ------------    ------------    ------------    ------------

Basic and diluted loss per common share                $      (0.08)   $      (0.20)   $      (0.47)   $      (0.84)
                                                       ------------    ------------    ------------    ------------
Weighted average number of
  shares outstanding                                      3,367,182       6,577,712       3,367,182       6,527,321
                                                       ------------    ------------    ------------    ------------

    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                                            For The Period
                                                                                                             December 28,
                                                                                                            1995 (Date of
                                                                         Nine Months Ended                  Inception) to
                                                                           September 30,                    September 30,
                                                                    1997                  1998                  1998
                                                                ------------          ------------          ------------
                                                                (Unaudited)           (Unaudited)           (Unaudited)

Cash flows from operating activities:
  Net loss                                                      $ (1,585,265)         $ (5,478,282)         $ (9,942,096)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                       7,169                92,684               109,145
    Stock, options & warrant compensation                             43,220               102,127               538,170
    Amortization of debt discount                                    133,000                  --                 133,000
    Write-off of in-process research and development                    --               1,457,458             1,457,458
    Changes in assets and liabilities:
      Accounts receivable                                               --                 150,000                  --
      Prepaid sponsored research                                     252,866                11,684                  --
      Prepaid expenses                                                  --                (109,960)             (153,658)
      Other assets                                                      --                 (17,547)             (160,388)
      Accounts payable and accrued expenses                          (47,072)               52,774               518,382
                                                                ------------          ------------          ------------

      Net cash used in operating activities                       (1,196,082)           (3,739,062)           (7,499,987)
                                                                ------------          ------------          ------------


Cash flows from investing activities:
  Purchase of furniture & equipment                                                       (793,643)             (839,918)
  Purchase of minority interest                                         --                 (80,047)              (80,047)
                                                                ------------          ------------          ------------

      Net cash flow used in investing activities                        --                (873,690)             (919,965)
                                                                ------------          ------------          ------------


Cash flows from financing activities:
  Net proceeds from issuance of common stock                      10,536,031                                  14,480,056
  Receipts of stock subscriptions outstanding                           --                                         1,248
  Deferred offering costs                                            115,688
  Principal payments on capital lease obligations                                          (45,358)              (45,358)
  Proceeds from bridge notes                                            --                                     1,000,000
  Repayment of bridge notes                                             --                    --              (1,000,000)
                                                                ------------          ------------          ------------

      Net cash provided from financing activities                 10,651,719               (45,358)           14,435,946
                                                                ------------          ------------          ------------


Net increase in cash and cash equivalents                          9,455,637            (4,658,110)            6,015,994
Cash and cash equivalents at beginning of period                      42,190            10,674,104                  --
                                                                ------------          ------------          ------------
Cash and cash equivalents at end of period                      $  9,497,827          $  6,015,994          $  6,015,994
                                                                ------------          ------------          ------------

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

     In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of results of operations for the interim periods. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1998.

2.   New Accounting Pronouncements

     On June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards number 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all financial statements of all fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of derivatives (i.e., gains and losses) depends on the intended use of the derivative and the resulting designations. The adoption of FAS 133 is not expected to have a material impact on the Company's financial statements.

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

3.   License and Research Support Agreements

     In January 1996, the Company entered into research agreements with third parties. Under the terms of the agreements, the Company had agreed to fund further research by the third parties in the annual amount of approximately $496,000. The agreements expired in January 1998; however, the Company is continuing its relationship on an informal basis with one of the third parties under similar terms and with another under modified terms.

     In February 1998, the Company entered into a research collaboration and license agreement with a third party. Under the terms of the agreement, the Company has been granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments equal to a certain percentage of net sales of products incorporating the licensed technology, and certain milestone payments. In addition, the Company agreed to sponsor further research by the third party for the development of the licensed technologies in the amounts of approximately $187,000, $387,000 and $403,000, for the years ending December 31, 1998, 1999 and 2000. During the nine months ended September 30, 1998, the Company incurred sponsored research expense in the amount of $140,394 under this agreement.

4.   Technology Purchase Agreement

     In February 1998, the Company entered into an agreement with MedImmune, Inc. pursuant to which the Company acquired the third party's rights to certain technology, intellectual property and related rights in the field of gram negative antibiotics in exchange for 335,530 shares of the Company's common stock. Write-off of in-process research and development related to this agreement amounted to $1,457,458 for the nine months ended September 30, 1998.

5.   Employment Agreements

     In January, February and April 1998, the Company entered into two-year employment agreements with three officers. Under the terms of the agreements, the officers receive aggregate annual base compensation of $565,000 per year. In addition, the Company has granted the officers options to purchase an aggregate of 235,000 shares of the Company's common stock. In September 1998, one of the officers resigned. As part of the employee's resignation agreement, options to purchase an aggregate of 100,000 shares of the Company's common stock were terminated and the employee received a cash severance payment of $99,000.

In September 1998, the Company entered into amendments to the employment agreements with its two Executive Vice Presidents (EVP), who are principal shareholders of the Company. Under the terms of the amendments, the term of each of the EVP's agreements has been extended for an additional two-year period through December 31, 2000. Further, their base salaries were increased from $150,000 to $225,000 per annum, commencing as of October 1, 1998 (see Note 6 below). In addition, one of the EVP's currently serving as "Acting Chief Executive Officer" became Chief Executive Officer of the Company and the other EVP serves as Chairman of the Board. Commencing January 1, 1999 the Company will grant each of the EVP's at least 16,666 stock options per annum.

6.   Related Party Transactions

     In March 1998, the Company entered into a consulting agreement with a limited liability company in which two of the Company's executive officers are principals. The agreement is effective January 15, 1998, has an initial term of three years and provides for automatic renewals of additional one-year periods. Pursuant to the agreement, the limited liability company will receive an annual consulting fee of $150,000 and annual stock option grants to purchase 16,667 shares of the Company's common stock. In October, 1998 the Company and the limited liability company agreed to suspend the consulting agreement, together with the payment options, for so long as the two principals are employed by the Company under the provisions of their amended employment agreements.

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

50,000 options vested as of the date of the agreement and the remaining 100,000 options vest ratably over the ten quarters term of the agreement. As of September 30, 1998, 60,000 of the 150,000 options granted under this agreement have vested.

8.   Sale/leaseback Arrangements

     In July, August, and September 1998, the Company sold certain laboratory equipment, computer equipment and furniture to a third party, for $493,329, $385,422 and $260,333, respectively, under sale/leaseback arrangements. The leases have a term of 42 months and require minimum monthly payments of $13,171, $10,290 and $6,950, respectively. The Company has an option to purchase the equipment at fair market value (defined in the agreement as 15% of the original cost) at the end of the lease.

9.   Investment in Securities

     In September 1998 the Board of Directors of the Company authorized the officers of the Company to open an account for the purposes of investing in stocks, bonds and other securities, as the officers deem advisable. During September and October 1998 the Company purchased approximately 5% of the class of common stock of a third party publicly traded company for investment purposes and filed a schedule 13D reflecting such purchases with the Securities Exchange Commission. At September 30, 1998 the cost of such investments approximated their market value.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a development stage, biopharmaceutical company. Since its inception in December 1995, the Company's efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since its inception through September 30, 1998, the Company has sustained cumulative losses of $9,942,096, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for the Company's common stock. In addition, a non-cash charge of $450,450 was incurred for stock option and warrant compensation expense. The Company's losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through September 30, 1998, research and development expenses amounted to $3,867,824, patent preparation and prosecution expenses totaled $871,420, general and administration expenses amounted to $4,625,451. From inception through September 30, 1998 revenues from research and development agreements totaled $1,012,500.

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

Results of Operations

Three months ended September 30, 1998 to the three months ended September 30,
1997

Revenues from research and development contracts were $112,500 for the three months ended September 30, 1998 compared to $412,500 for the same period of 1997. The revenue was the result of payments made to the Company under an agreement entered into in July of 1997 with Wyeth-Ayerst, under which the Company receives certain payments for research and development activities sponsored by Wyeth-Ayerst. The decline in revenue reflects an initial payment by Wyeth-Ayerst of $300,000 made at the time the agreement was entered into in July of 1997.

Research and development expenses increased to $656,754 for the three months ended September 30, 1998 from $281,418 for the same period in 1997. The increase of 133% in this area is consistent with the Company's plan to expand its research and development activities including the opening of the Company's research facility in Corvallis, Oregon in June 1998. As of September 30, 1998 the Company had 13 employees at the facility. The increase is also the result of additional agreements to fund research and development with third parties in exchange for licenses to their technology, payments for clinical trials and the purchasing of research supplies and services for use in research activities. R&D expenses for the three months ended September 30, 1998 declined $433,109 from the three months ended June 30, 1998. The reduction reflects the transfer of activities from third parties to the Company's research facility and lower spending for contract manufactured product.

General and administrative expenses increased 171% in the three months ended September 30, 1998 to $835,788 from $308,975 for the three months ended September 30, 1997. The increase is due to an increase in staff, higher accounting and legal expenses associated with being a public company, and higher spending levels needed to support the Company's expanded research and development effort. Relative to the three months ended June 30, 1998, general and administrative expenses declined by approximately 8% in the three months ended September 30, 1998.

Patent expense of $44,492 for the three months ended September 30, 1998 represents an increase of 168% from the $16,595 level of the prior year. The increase is due to the Company's increase in spending for research and development which has resulted in the need to spend more for the preparation and prosecution of patents for the added technologies developed internally and obtained from third parties.

Total operating loss increased by $1,215,639 to $1,424,534 for the three months ended September 30, 1998 from $208,895 for the same period of 1997. The increase in the operating loss is the result of the lower level of revenue in the current period combined with increased spending for research and development, general and administrative activities and patent preparation and prosecution.

Interest income for the three months ended September 30, 1998 was $78,471 compared to interest expense of $63,359 for the prior year period. The change is the result of repayment of debt outstanding in the prior year period from the proceeds of the Company's initial public offering and the interest income earned on the investment of the proceeds from that offering in the three month period ended September 30, 1998.

Net loss per common share of $0.08 for the three months ended September 30, 1997 increased to $0.20 per share for the three months ended September 30, 1998. The 150%
increase in loss per share is the result of lower revenues and higher levels of spending partially offset by the 95% increase in the weighted average number of shares outstanding from the Initial Public Offering and the issuance of 335,530 shares to MedImmune.

Nine months ended September 30, 1998 to the nine months ended September 30, 1997

Revenues from research and development contracts were $337,500 for the nine months ended September 30, 1998 compared to $412,500 for the same period of 1997. The revenue is the result of payments made to the Company under an agreement entered into in July of 1997 with Wyeth-Ayerst, under which the Company receives certain payments for research and development activities sponsored by Wyeth-Ayerst.

Research and development expenses increased to $2,258,834 for the nine months ended September 30, 1998 from $714,086 for the same period in 1997. The approximate tripling of spending is consistent with the Company's expansion of its research and development activities. The increase reflects the costs associated with the opening of the Company's research facility in Corvallis, Oregon in June of 1998, the initiation of certain clinical trials and the production of materials and supplies for the trials. In addition, the Company has entered into additional agreements to fund research and development with third parties in exchange for licenses to their technology. The Company also incurred a non-cash charge for the nine months ended September 30, 1998 totaling $1,457,458 for the write-off of in-process research and development associated with the acquisition of certain technology purchased from MedImmune, Inc. in exchange for 335,530 shares of the Company's common stock. No similar charges were incurred in the same period of 1997.

General and administrative expenses increased 131% in the nine months ended September 30, 1998 to $2,281,948 from $989,097 for the nine months ended September 30, 1997. The increase is due to a growth in staff and higher spending levels needed to support the Company's expanded research and development effort and the higher level of legal and accounting expenses associated with being a public company.

Patent expense of $131,214 for the nine months ended September 30, 1998 represents an increase of approximately 98% from the $66,276 level of the prior year. The higher spending level in 1998 is due to the Company's increase in spending for research and development. This has resulted in the need to spend more for the preparation and prosecution of patents for the added technologies that have been obtained from third parties as well as patents for technology developed directly by the Company.

Total operating loss increased by approximately $4.4 million to $5.8 million for the nine months ended September 30, 1998 from $1.4 million for the same period of 1997. The increase in the operating loss is the result of lower revenue and increased spending for research and development, general and administrative activities and patent preparation and prosecution.

Interest income for the nine months ended September 30, 1998 was $328,079 compared to interest expense of $185,086 for the prior year period. The change is the result of repayment of debt outstanding in the prior year period from the proceeds of the Company's initial public offering and the interest income earned on the investment of the proceeds from that offering in the nine month period ended September 30, 1998.

Net loss per common share of $0.47 for the nine months ended September 30, 1997 increased to $0.84 per share for the nine months ended September 30, 1998. The loss per share was approximately 79% greater in 1998. This reflects the 246% increase in the Company's net loss and the 94% increase in the weighted average number of common shares outstanding. The share increase reflects the successful completion of the Company's IPO in the second half of 1997 and the issuance of 335,530 shares to MedImmune, Inc. in the first quarter of 1998 for the purchase of certain technology.

Liquidity and Capital Resources

As of September 30, 1998 the Company had $6,015,994 in cash and cash equivalents and $5,348,804 of net working capital. In July, August and September the Company sold certain laboratory equipment, computer equipment and furniture to a third party, for $493,329, $385,423 and $260,333, respectively, under sale/leaseback arrangements. The leases have a term of 42 months and require minimum monthly payments of $13,171, $10,290 and $6,950, respectively. The Company has an option to purchase the equipment for Fair Market Value (defined in the agreement as 15% of original cost) at the end of the lease. In July of 1997 the Company entered into a collaborative research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, the Company has granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. If certain milestones are met, the agreement requires Wyeth-Ayerst to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments to the Company totaling $1,200,000. Through September 30, 1998 the Company has received a total of $1,012,500 from Wyeth-Ayerst.

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

Item 1    Legal Proceedings                                           NONE

Item 2    Changes in Securities                                       NONE

Item 3    Defaults upon Senior Securities                             NONE

Item 4    Submission of Matters to Vote of Security Holders           NONE

Item 5    Other Information                                           NONE

Item 6    Exhibits and Reports on Form 8-K                            NONE

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SIGA PHARMACEUTICALS, INC.

Dated:   November 12, 1998
                                            By:  /s/  Thomas N. Konatich
                                                 -------------------------------
                                            Thomas N. Konatich
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer) and Vice President, Finance