Form 10-Q
period 1999-03-31
SIGA PHARMACEUTICALS INC
filed 1999-05-14
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]


As of May 7, 1999, the Registrant had outstanding 6,557,712 shares of its $.0001 par value Common Stock.

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                          Part I. Financial Information

     Item 1. Financial Statements

                                  BALANCE SHEET

                                                                                      March 31,           December 31,
                                                                                        1999                  1998
                                                                                    ------------          ------------
                                      ASSETS
 Current Assets
   Cash and cash equivalents ...................................................    $  4,014,809          $  4,966,873
   Accounts receivable .........................................................              --                    --
   Prepaid sponsored research ..................................................              --                    --
   Prepaid expenses ............................................................         113,026               134,969
                                                                                    ------------          ------------
     Total current assets ......................................................       4,127,835             5,101,842

   Equipment, net ..............................................................       1,658,529             1,696,404
   Investments .................................................................          91,199               132,220
   Other assets ................................................................         147,002               147,002
                                                                                    ------------          ------------
     Total assets ..............................................................       6,024,565             7,077,468
                                                                                    ============          ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ............................................................         286,087               266,371
   Accrued expenses ............................................................          58,771               143,364
   Capital lease obligations ...................................................         312,477               369,288
                                                                                    ------------          ------------
     Total liabilities .........................................................         657,335               779,023

   Non current capital lease obligations .......................................         632,478               650,659
Commitments and contingencies ..................................................              --                    --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized,
     none issued and outstanding) ..............................................              --                    --
   Common stock ($.0001 par value, 25,000,000 shares authorized,
     6,577,712 and 6,577,712 issued and outstanding at March 31, 1999
     and December 31, 1998, respectively) ......................................             658                   658
   Additional paid-in capital ..................................................      16,712,044            16,697,424
   Unrealized losses on available for sale securities ..........................         (15,180)              (34,816)
   Deficit accumulated during the development stage ............................     (11,962,770)          (11,015,480)
                                                                                    ------------          ------------
     Total stockholders' equity ................................................       4,734,752             5,647,786
                                                                                    ------------          ------------
     Total liabilities and stockholders' equity ................................       6,024,565             7,077,468
                                                                                    ============          ============

    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                                                                                                      For The Period
                                                                                                                       December 28,
                                                                                                                       1995 (Date of
                                                                                        Three Months Ended             Inception) to
                                                                                             March 31,                   March 31,
                                                                                         1999             1998             1999
                                                                                     ------------     ------------    --------------
                                                                                      (Unaudited)      (Unaudited)      (Unaudited)
 Revenues - Research and development
     contracts                                                                            112,500     $    112,500     $  1,237,500
                                                                                     ------------     ------------     ------------


Operating expenses

     General and administrative (including amounts to
       related parties of $126,356 and $117,120 for the
       three months ended March 31, 1999 and 1998,
       respectively                                                                  $    525,085          540,818        5,653,351

     Research and development (including amounts
       to related parties of $18,750 for each of the
       three months ended March 31, 1999 and 1998                                         553,704          512,217        5,090,449

     Write-off of in-process research and development                                          --        1,457,458        1,457,458
     Patent preparation fees                                                               61,939           40,278          999,216
     Stock option and warrant compensation                                                     --           14,407          450,450
                                                                                     ------------     ------------     ------------

Total operating expenses                                                                1,140,728        2,565,178       13,650,924
                                                                                     ------------     ------------     ------------

Operating loss                                                                         (1,028,228)      (2,452,678)     (12,413,424)
                                                                                     ------------     ------------     ------------

Interest income/(expense)                                                                  56,848           81,932          426,564
Net gain on sale of securities                                                             24,090               --           24,090
                                                                                     ------------     ------------     ------------

Net loss                                                                             $   (947,290)    $ (2,370,746)    $(11,962,770)
                                                                                     ------------     ------------     ------------

Other comprehensive income
     Unrealized gain/(loss) on available for sale securities                               19,636               --          (15,180)
                                                                                     ------------     ------------     ------------

Comprehensive income/(loss)                                                          $   (927,654)    $ (2,370,746)    $(11,977,950)

Basic and diluted loss per share                                                     $      (0.14)    $      (0.37)
                                                                                     ------------     ------------

Weighted average common shares outstanding used
  for basic and diluted loss per share                                                  6,577,712        6,424,859
                                                                                     ------------     ------------

    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                                                      For The Period
                                                                                                                       December 28,
                                                                                                                       1995 (Date of
                                                                                  Three Months Ended                   Inception) to
                                                                             March 31,             March 31,             March 31,
                                                                               1999                  1998                  1999
                                                                           ---------------------------------------------------------
                                                                            (Unaudited)           (Unaudited)           (Unaudited)
Cash flows from operating activities:
  Net loss                                                                 $   (947,290)         $ (2,370,746)         $(11,962,770)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                                 92,459                10,656               320,440
    Stock, options & warrant compensation                                        14,620                14,407               640,940
    Amortization of debt discount                                                    --                    --               133,000
    Write-off of in-process research and development                                 --             1,457,458             1,457,458
    Realized gain on sale of marketable securities                              (24,090)                                    (24,090)
    Changes in assets and liabilities:
      Accounts receivable                                                            --               150,000                    --
      Prepaid sponsored research                                                                       11,684                    --
      Prepaid expenses and ither current assets                                  21,943                41,615              (113,026)
      Other assets                                                                   --              (112,618)             (147,002)
      Accounts payable and accrued expenses                                     (64,877)             (186,671)              344,858
                                                                           ------------          ------------          ------------

      Net cash used in operating activities                                    (907,235)             (984,215)           (9,350,192)
                                                                           ------------          ------------          ------------

Cash flows from investing activities:
  Capital expenditures                                                          (54,584)              (81,587)           (1,978,969)
  Purchase of minority interest                                                                                            (167,036)
  Proceeds from sale of securities                                               84,747                    --                84,747
                                                                           ------------          ------------          ------------

      Net cash flow used in investing activities                                 30,163               (81,587)           (2,061,258)
                                                                           ------------          ------------          ------------


Cash flows from financing activities:
  Net proceeds from issuance of common stock                                         --                                  14,480,056
  Receipts of stock subscriptions outstanding                                        --                                       1,248
  Proceeds from bridge notes                                                         --                                   1,000,000
  Repayment of bridge notes                                                                                              (1,000,000)
  Proceeds from sale and leaseback of equipment                                                                           1,139,085
  Principal payments on capital lease obligations                               (74,992)                   --              (194,130)
                                                                           ------------          ------------          ------------

      Net cash provided from financing activities                               (74,992)                   --            15,426,259
                                                                           ------------          ------------          ------------


Net increase in cash and cash equivalents                                      (952,064)           (1,065,802)            4,014,809
Cash and cash equivalents at beginning of period                              4,966,873            10,674,104                    --
                                                                           ------------          ------------          ------------
Cash and cash equivalents at end of period                                 $  4,014,809          $  9,608,302          $  4,014,809
                                                                           ------------          ------------          ------------


    The accompanying notes are an integral part of these financial statements

                           SIGA Pharmaceuticals, Inc.
                          (A development stage company)


1.   Basis of Presentation

     The financial statements of SIGA Pharmaceuticals, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on forms 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, included in the 1998 Form 10-KSB.

     In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1999.

2.   License and Research Support Agreements

     In January 1996, the Company entered into a research agreement with a third party. Under the terms of the agreements, the Company had agreed to fund further research by the third parties in the annual amount of approximately $360,000. The agreement expired in January 1998; however, the Company has continued its relationship with the third party under similar terms for the period ended January 1999 and intends to continue its relationship with the third party on an informal basis.

     In February 1998, the Company entered into a research collaboration and license agreement with a third party. Under the terms of the agreement, the Company has been granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments equal to a certain percentage of net sales of products incorporating the licensed technology, and certain milestone payments. In addition, the Company agreed to sponsor further research by the third party for the development of the licensed technologies in the amounts of approximately $187,000, $387,000 and $403,000, for the years ending December 31, 1998, 1999 and 2000. During the three months ended March 31, 1999 and 1998 the company incurred sponsored research expense in the amount of $44,808 and $0 under this agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a development stage, biopharmaceutical company. Since its inception in December 1995, the Company's efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since its inception through March 31, 1999, the Company has sustained cumulative net losses of $11,962,770, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for the Company's common stock. In addition, a non-cash charge of $450,450 was incurred for stock option and warrant compensation expense. The Company's losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through March 31, 1999, research and development expenses amounted to $5,090,449, patent preparation and prosecution expenses totaled $999,216, and general and administration expenses amounted to $5,653,351. From inception through March 31, 1999 revenues from research and development agreements totaled $1,237,500.

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

Results of Operations

Three months ended March 31, 1999 to the three months ended March 31, 1998

Revenues from research and development contracts were $112,500 for the three months ended March 31, 1999, the same amount as received for the same period of 1998. The revenue was the result of payments made to the Company under an agreement entered into in July of 1997 with Wyeth-Ayerst, under which the Company receives certain payments for research and development activities sponsored by Wyeth-Ayerst.

Research and development expenses increased to $553,704 for the three months ended March 31, 1999, an 8.1% increase from the $512,217 of expenses incurred for the same period in 1998. The modest increase reflects the Company's concentration on its core development programs at a level that is consistent with its financial resources. Further, in the 1999 quarter, the Company's research and development activities were largely carried out at its Corvallis, Oregon research facility, greatly reducing the amount spent on third party research agreements as compared to the three months ended March 31, 1998.

The Company incurred a non-cash charge for the three months ended March 31, 1998 totaling $1,457,458 for the write-off of in-process research and development associated with the acquisition of certain technology from MedImmune, Inc. in exchange for 335,530 shares of the Company's common stock. No similar charges were incurred in the three month period ended March 31, 1999.

General and administrative expenses declined approximately 3% in the three months ended March 31, 1999 to $525,085 from $540,818 for the three months ended March 31, 1998. The decrease reflects the Company's ongoing effort to preserve its cash resources. Beginning in the quarter ended December 31, 1998 and carrying forward through the three month period ended March 31, 1999, the Company has materially reduced its level of general and administrative spending compared to the second and third quarters of the year ended December 31, 1998. The reduced level of general and administrative spending was largely attained through the restructuring of the Company's executive management and careful monitoring of expenses.

Patent expense of $61,939 for the three months ended March 31, 1999 represents an increase of 53.8% from the $40,278 level of the prior year. The increase in spending is due to the Company's commitment to maintain and expand patent protection for the technology developed by the Company and under third party agreements.

Total operating loss declined by $1,424,450 to $1,028,228 for the three months ended March 31, 1999 from $2,452,678 for the same period of 1998. Excluding the one time non-cash expense of $1,457,458 for the write-off of in-process research and development incurred for the three months ended March 31, 1998, the operating loss was essentially equal for the two periods.

Interest income for the three months ended March 31, 1999 was $56,848 compared to $81,932 for the prior year period. The decline is the result of lower cash balances in the three month period of 1999 compared to the three months ended March 31, 1998.

Net loss per common share of $0.14 for the three months ended March 31, 1999 represents a decrease in loss per share of $0.23 from the $0.37 loss incurred for the three months ended March 31, 1998. The decline in the loss per share is the result of the one-time non-cash charge for the write-off of in-process research and development incurred in the prior year period. Excluding this one-time charge, net loss per share for the three months ended March 31, 1998 was $0.14, the same as the net loss per share for the 1999 period.

Liquidity and Capital Resources

As of March 31, 1999 the Company had $4,014,809 in cash and cash equivalents and $3,470,500 of net working capital. In July, August and September of 1998 the Company sold certain laboratory equipment, computer equipment and furniture to a third party, for $493,329, $385,423 and $260,333, respectively, under sale/leaseback arrangements. The leases have a term of 42 months and require minimum monthly payments of $13,171, $10,290 and $6,950, respectively. The Company has an option to purchase the equipment for Fair Market Value (defined in the agreement as 15% of original cost) at the end of the lease. In July of 1997 the Company entered into a collaborative research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, the Company has granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. If certain milestones are met, the agreement requires Wyeth-Ayerst to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for minimum payments to the Company totaling $1,200,000. Through March 31, 1999 the Company has received a total of $1,237,500 from Wyeth-Ayerst.

The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures through at least the first quarter of 2000. The Company will continue to carefully monitor its general and administrative expenses and the progress of its research programs in an effort to reduce expenditures where appropriate. In addition, the Company will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances and equity financings. However, no assurance can be provided that additional capital will be obtained through these sources.

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


                                 SIGA PHARMACEUTICALS, INC.


Dated: May 14, 1999

                                by:  /s/ Thomas N. Konatich
                                     -------------------------------------------

                                     Thomas N. Konatich
                                     Chief Financial Officer
                                     (Principal Accounting and Financial Officer and Vice President, Finance)