Form 10-Q
period 1999-06-30
SIGA PHARMACEUTICALS INC
filed 1999-08-05
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999

                         Commission file number: 0-23047

                           SIGA PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    13-864870
                --------                                    ---------
    (State or other jurisdiction of                   (IRS Employer Id. No.)
     incorporation or organization)

                              420 Lexington Avenue
                               New York, NY 10170
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 672-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

As of July 31, 1999, the Registrant had outstanding 6,557,712 shares of its $.0001 par value Common Stock.

                          Part I. Financial Information

Item 1. Financial Statements


                            SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                                  BALANCE SHEET

                                                                         June 30,      December 31,
                                                                           1999            1998
                                                                       ------------    ------------
                               ASSETS
 Current Assets
   Cash and cash equivalents .......................................   $  3,332,956    $  4,966,873
   Prepaid expenses ................................................         18,090         134,969
                                                                       ------------    ------------
    Total current assets ...........................................      3,351,046       5,101,842

   Equipment, net ..................................................      1,566,069       1,696,404
   Investments .....................................................             --         132,220
   Other assets ....................................................        147,002         147,002
                                                                       ------------    ------------
    Total assets ...................................................      5,064,117       7,077,468
                                                                       ============    ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ................................................        250,600         266,371
   Accrued expenses ................................................         90,145         143,364
   Capital lease obligations .......................................        317,606         369,288
                                                                       ------------    ------------
    Total liabilities ..............................................        658,351         779,023

   Non current capital lease obligations ...........................        551,128         650,659
Commitments and contingencies ......................................             --              --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized,
     none issued and outstanding) ..................................             --              --
   Common stock ($.0001 par value, 25,000,000 shares authorized,
     6,577,712 and 6,577,712 issued and outstanding at June 30, 1999
     and December 31, 1998, respectively) ..........................            658             658
   Additional paid-in capital ......................................     16,726,664      16,697,424
   Unrealized losses on available for sale securities ..............             --         (34,816)
   Deficit accumulated during the development ......................    (12,872,684)    (11,015,480)
                                                                       ------------    ------------
    Total stockholders' equity .....................................      3,854,638       5,647,786
                                                                       ------------    ------------
    Total liabilities and stockholders' equity .....................      5,064,117       7,077,468
                                                                       ============    ============

    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                      For The Period
                                                                                        December 28,
                                                                                       1995 (Date of
                                                              Six Months Ended         Inception) to
                                                         June 30         June 30,         June 30,
                                                           1999            1998             1999
                                                       ------------    ------------    ------------
                                                        (Unaudited)      (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net loss                                             $ (1,857,204)   $ (4,132,219)   $(12,872,684)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                            184,918          25,306         412,899
    Stock, options & warrant compensation                    29,240          87,507         655,560
    Amortization of debt discount                                --              --         133,000
    Write-off of in-process research and development             --       1,457,458       1,457,458
    Realized gain on sale of marketable securities          (66,660)                        (66,660)
    Changes in assets and liabilities:
      Accounts receivable                                        --         150,000              --
      Prepaid sponsored research                                             11,684              --
      Prepaid expenses and ither current assets             116,879         (64,981)        (18,090)
      Other assets                                               --         (41,161)       (147,002)
      Accounts payable and accrued expenses                 (68,990)          2,795         340,745
                                                       ------------    ------------    ------------
      Net cash used in operating activities              (1,661,817)     (2,503,611)    (10,104,774)
                                                       ------------    ------------    ------------
Cash flows from investing activities:
  Capital expenditures                                      (54,583)     (1,456,445)     (1,978,968)
  Purchase of minority interest                                                            (167,036)
  Proceeds from sale of securities                          233,696              --         233,696
                                                       ------------    ------------    ------------
      Net cash flow used in investing activities            179,113      (1,456,445)     (1,912,308)
                                                       ------------    ------------    ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                     --                      14,480,056
  Receipts of stock subscriptions outstanding                    --                           1,248
  Deferred offering costs                                        --                              --
  Proceeds from bridge notes                                     --                       1,000,000
  Repayment of bridge notes                                                              (1,000,000)
  Proceeds from sale and leaseback of equipment                                           1,139,085
  Principal payments on capital lease obligations          (151,213)             --        (270,351)
                                                       ------------    ------------    ------------
      Net cash provided from financing activities          (151,213)             --      15,350,038
                                                       ------------    ------------    ------------

Net increase in cash and cash equivalents                (1,633,917)     (3,960,056)      3,332,956
Cash and cash equivalents at beginning of period          4,966,873      10,674,104              --
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period             $  3,332,956    $  6,714,048    $  3,332,956
                                                       ------------    ------------    ------------

    The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.

                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                                                                                                      For The Period
                                                                                                                       December 28,
                                                                                                                       1995 (Date of
                                                                Three Months Ended           Six Months Ended          Inception) to
                                                                      June 30,                    June 30,                June 30,
                                                                1999           1998         1999            1998            1999
                                                             ----------    -----------   -----------    -----------    ------------
                                                             (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)
Revenues - Research and development
      contracts                                                 112,500    $   112,500       225,000        225,000    $  1,350,000
                                                             ----------    -----------   -----------    -----------    ------------
Operating expenses

    General and administrative (including amounts to
       related parties of $121,907 and $131,973 for the
       three months ended June 30, 1999 and 1998,
       respectively, and $248,263 and $249,093 for the six   $  530,673        905,342     1,055,758      1,446,160       6,184,024
       months ended June 30, 1999 and 1998, respectively

    Research and development (including amounts
       to related parties of $18,750 and $37,500 for the
       three months ended June 30, 1999 and 1998,               519,049      1,089,863     1,072,753      1,602,080       5,609,498
       respectively, and $37,500 and $56,250 for the
       six months ended June 30, 1999 and 1998, respectively

    Write-off of in-process research and development                 --             --                    1,457,458       1,457,458
    Patent preparation fees                                      60,764         46,444       122,703         86,722       1,059,980
    Stock option and warrant compensation                            --             --                       14,407         450,450
                                                             ----------    -----------   -----------    -----------    ------------
Total operating expenses                                      1,110,486      2,041,649     2,251,214      4,606,827      14,761,410
                                                             ----------    -----------   -----------    -----------    ------------
Operating loss                                                 (997,986)    (1,929,149)   (2,026,214)    (4,381,827)    (13,411,410)
                                                             ----------    -----------   -----------    -----------    ------------
Interest income                                                  45,502        167,676       102,350        249,608         472,066
Net gain on sale of securities                                   42,570             --        66,660             --          66,660
                                                             ----------    -----------   -----------    -----------    ------------
Net loss                                                     $ (909,914)   $(1,761,473)  $(1,857,204)   $(4,132,219)   $(12,872,684)
                                                             ----------    -----------   -----------    -----------    ------------
Other comprehensive income
    Unrealized gains on available for sale securities            15,180             --        34,816             --              --
                                                             ----------    -----------   -----------    -----------    ------------
Comprehensive income/(loss)                                  $ (894,734)   $(1,761,473)  $(1,822,388)   $(4,132,219)   $(12,872,684)

Basic and diluted loss per share                             $    (0.14)   $     (0.27)  $     (0.28)   $     (0.64)
                                                             ----------    -----------   -----------    -----------
Weighted average common shares outstanding used
  for basic and diluted loss per share                        6,577,712      6,577,712     6,577,712      6,501,708
                                                             ----------    -----------   -----------    -----------

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

     In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of results of operations for the interim periods. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1999.

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

     In February 1998, the Company entered into a research collaboration and license agreement with Washington University. Under the terms of the agreement, the Company has been granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments equal to a certain percentage of net sales of products incorporating the licensed technology, and certain milestone payments. In addition, the Company agreed to sponsor further research by the third party for the development of the licensed technologies. In July 1997, the Company entered into a separate consulting agreement with a faculty member of the University. A dispute has arisen between the Company and the University and the consultant regarding, among other things, the performance of the parties under the agreements. In May 1999, the University sent the Company a notice of intent to terminate the agreement in 90 days claiming certain payments were not made. It is the Company's position that, among other things, such payments are not owed due to the University's failure to perform. Under the arbitration clause of the agreement, the University, in July 1999, commenced an arbitration seeking an award in the amount of $230,000. The Company also commenced an arbitration seeking a determination that such amount is not owed to the University and seeking its own award of $5 million. Under the terms of the agreement, the agreement will terminate 90 days after the resolution of the dispute, upon written notice by the University, if it is determined that the Company owes payments to the University and the Company does not make such payments within such 90 day period. In addition, the Company has filed a lawsuit against the consultant for, among other things, interfering with the Company's contract with the University and for making certain alleged misrepresentations to the Company. During the six months ended June 30, 1999 and 1998 the company incurred sponsored research expense of approximately $161,000 and $94,000 under this agreement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a development stage, biopharmaceutical company. Since its inception in December 1995, the Company's efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since its inception through June 30, 1999, the Company has sustained cumulative losses of $12,872,684, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for the Company's common stock. In addition, a non-cash charge of $450,450 was incurred for stock option and warrant compensation expense. The Company's losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through June 30, 1999, research and development expenses amounted to $5,609,498, patent preparation and prosecution expenses totaled $1,059,980, general and administration expenses amounted to $6,184,024. From inception through June 30, 1999, total revenues from research and development agreements totaled $1,350,000.

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


Results of Operations

Three months ended June 30, 1999 to the three months ended June 30, 1998

Revenues from research and development contracts were $112,500 for the three months ended June 30, 1999, the same amount realized for the same period of 1998. The revenue was the result of a payment made to the Company under an agreement entered into in July of 1997 with Wyeth-Ayerst, whereby the Company receives certain payments for research and development activities sponsored by Wyeth-Ayerst.

Research and development expenses declined to $519,049 for the three months ended June 30, 1999 from $1,089,863 for the same period in 1998. The approximate 52% decrease in this area is the result of the transfer of most activities, including manufacturing for pre-clinical trials, from higher cost third parties to the Company's research facility. The prior year period includes the costs of a pre-clinical trial, no comparable cost was incurred in the current year period. In addition the three months ended June 30, 1998 contained one time costs associated with the opening of the Company facility.

General and administrative expenses declined approximately 41% in the three months ended June 30, 1999 to $530,673 from $905,342 for the three months ended June 30, 1998. The decrease is consistent with the Company's efforts eliminate all non-essential spending in order to conserve cash. The decline reflects a material reduction of administrative payroll, lower travel expenses and less spending for consulting services.

Patent expense of $60,764 for the three months ended June 30, 1999 represents an increase of approximately 31% from the $46,444 level of the prior year. The increase is due to the continued addition of patents for added technologies and costs associated with the maintenance and expansion of existing patents.

Total operating loss decreased by $931,163 to $1,110,486 for the three months ended June 30, 1999 from $2,041,649 for the same period of 1998. The decrease of approximately 46% in the operating loss is the result of the lower spending for research and development, general and administrative activities consistent with the Company's objective to lower operating cost in order to conserve cash.

Interest income for the three months ended June 30, 1999 was $45,502 compared to income of $167,676 for the prior year period. The decrease is the result of lower cash balances available for investment purposes in the current period.

The Company had a net gain of 42,570 on the sale of securities for the three months ended June 30, 1999 compared to no activity in this area in the prior year.

Net loss per common share of $0.14 for the three months ended June 30, 1999 reflects a decrease in the loss per share of approximately 48% from the $0.27 per share loss sustained for the three months ended June 30, 1998. The decline in the loss per share is primarily the result of the decreased operating costs incurred for the June 30, 1999 three month period.

Six months ended June 30, 1999 to the six months ended June 30, 1998

Revenues from research and development contracts were $225,500 for the six months ended June 30, 1999, equal to the revenue received in the same period of 1998. The revenue was the result of a payments made to the Company under an agreement entered into in July of 1997 with Wyeth-Ayerst, whereby the Company receives certain payments for research and development activities sponsored by Wyeth-Ayerst.

Research and development expenses for the six months ended June 30,1999 were $1,072,753 compared to $1,602,080 for the six month period ended June 30, 1998. The decrease in spending of approximately 33% is primarily the result of a reduction in activity with higher cost third party entities in favor of performing the work at the Company's facility in Corvallis Oregon which opened in June of 1998. The Company also incurred a non-cash charge for the six months ended June 30, 1998 totaling $1,457,458 for the write-off of in-process research and development associated with the acquisition of certain technology purchased from MedImmune, Inc. in exchange for 335,530 shares of the Company's common stock. No similar charges were incurred in the same period of 1999.

General and administrative expenses decreased approximately 27% in the six months ended June 30, 1999 to $1,055,758 from $1,446,160 for the six months ended June 30, 1998. The principal factor in the decrease in spending was the material reduction in general and administrative payroll. The current quarter also reflects lower travel and consulting expenses.

Patent expense of $86,722 for the six months ended June 30, 1998 increased approximately 41% to $122,703 for the six months ended June 30, 1999. The higher spending level in 1999 was due to the expansion of coverage for existing technologies as well as filing for additional patents on new technology developed at both third party locations and from work performed at the Company's research facility.

Total operating loss decreased by approximately $2.4 million to $2,026,214 for the six months ended June 30, 1999 from $4,381,827 for the same period of 1998. The decrease in the operating loss is the result of lower spending for research and development and general and administrative activities minimally offset by higher patent preparation and prosecution expense. Excluding the one-time charge of $1,457,458 incurred in the six month period of 1998 for the write-off of the in-process R&D associated with the Company's purchase of certain technology from MedImmune, the operating loss incurred in 1999 represents a 31% improvement from the prior year.

Interest income for the six months ended June 30, 1999 was 102,350 compared to $249,608 for the six month period of the prior year. The decrease was the result of the decrease in the cash available for investment in the current period as the funds raised in the Company's initial public offering were expended in accordance with the Company's development plan.

Net loss per common share of 0.64 for the six months ended June 30, 1998 improved to $0.28 per share for the six months ended June 30, 1999. The loss per share was approximately 56% less in six month period of 1999. The reduction in the loss is the result of the Company's effort to reduce operating cost in order to conserve cash.

Liquidity and Capital Resources

As of June 30, 1999 the Company had $3,332,956 in cash and cash equivalents and $2,692,695 of working capital. In July, August and September of 1998, the Company sold certain laboratory equipment, computer equipment and furniture to a third party, for $493,329, $385,423 and $260,333, respectively, under sale/leaseback arrangements. The leases have a term of 42 months and require minimum monthly payments of $13,171, $10,290 and $6,950, respectively. The Company has an option to purchase the equipment for Fair Market Value (defined in the agreement as 15% of original cost) at the end of the lease. In July of 1997 the Company entered into a collaborative research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, the Company has granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement requires Wyeth-Ayerst to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments to the Company totaling $1,200,000. The agreement has been extended on a quarter by quarter basis through September of 1999. Through June 30, 1999 the Company has received a total of $1,350,000 from Wyeth-Ayerst.

The Company anticipates that its current resources will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures through the second quarter of 2000. In addition, the Company will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances and equity financings.

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

The Year 2000

The year 2000 computer system issue involves hardware and software programs that recognize a date using "00" as the year 1900 rather than the year 2000 and could result in errors or systems failures for many businesses, including the Company.

Recognizing the importance of minimizing the impact of potential disruptions to the Company's business resulting from the year 2000 issue, the Company has adopted a plan to review and correct any potential issues which could impact the Company's operations. The plan addresses the state of readiness of internal computer systems as well as significant external third party systems to handle the risks associated with the year 2000 issue.

Internal Preparation. The two major areas of concern for computer systems internal to the Company are the financial systems and the data collection systems for the Company's research efforts.

The Company's financial records are maintained on readily available generic programs purchased from various vendors. These programs are run on personal computers and a network server for personal computers. All of the Company's currently utilized systems have been installed or updated since the beginning of 1997. A required product specification for these new systems was that the purchased systems were certified by the vendors as able to handle year 2000 issues properly (Y2k compliant). The critical financial systems addressed include accounts payable, accounts receivable, cash management, general ledgers and financial consolidation.

Information and data critical to the Company's research efforts are generally maintained on printed records, however; many data summary, review and communication activities utilize programs run on personal computers and a network server for personal computers. The Company's critical systems for research have been installed or updated in recent years and are Y2K compliant. Additionally, the Company has a policy requiring maintenance of updated copies of programs and files ("back up") in the case of possible system failures, including year 2000 issue related failures. The back up material is maintained at the Company's research facility and an additional copy is maintained at an off site location.

The company currently believes that its systems are either fully Y2K compliant, that the appropriate back up procedures exist or that the costs of addressing any possible year 2000 issues will not have a material adverse impact on the Company's operations or financial position.

Third Party Preparation. The Company has identified its critical third party relationships in order to assess potential year 2000 issues with the third party's computer systems that might impact the Company's operations. These critical relationships include an outside payroll service, financial institutions and various service vendors. The Company intends to evaluate the state of readiness of its third party relationships by surveying these critical third parties and seeking assurances that the third parties have addressed year 2000 issues involving systems important in the conduct of business with the Company, or that plans are in place to assure that the systems are Y2K compliant before the end of 1999. The company's plan is to complete the survey of critical third party relationships during the third quarter of 1999 and address or correct all issues by the end of the third quarter of 1999.

Compliance Costs. The Company's expenditures on its year 2000 issues to date have been nominal, and the Company does not anticipate any significant future costs associated with year 2000 issues.

Risks of the Company's year 2000 issues. The greatest risks to the Company are potential failures of the computer systems of the Company's third party relationships. The Company currently believes that the most likely worst case scenario concerning the year 2000 issue involves potential business disruptions among financial institutions with which the Company conducts business. If a significant number of these financial institutions experience business disruptions due to a year 2000 issue, the Company's cash flow could be materially disrupted.

The Company believes that any year 2000 compliance problems of the Company, it's customers or vendors will not have any material adverse effect on the Company's business, results of operations and financial condition.

                                     Part II

                                Other Information

Item 1    Legal Proceedings

          In February 1998, the Company entered into a research collaboration and license agreement with Washington University. In July 1997, the Company entered into a separate consulting agreement with a faculty member of the University. A dispute has arisen between the Company and the University and the consultant regarding, among other things, the performance of the parties under the agreements. In May 1999, the University sent the Company a notice of intent to terminate the agreement in 90 days claiming certain payments were not made. It is the Company's position that, among other things, such payments are not owed due to the University's failure to perform. Under the arbitration clause of the agreement, the University, in July 1999, commenced an arbitration seeking an award in the amount of $230,000. The Company also commenced an arbitration seeking a determination that such amount is not owed to the University and seeking its own award of $5million. Under the terms of the agreement, the agreement will terminate 90 days after the resolution of the dispute, upon written notice by the University, if it is determined that the Company owes payments to the University and the Company does not make such payments within such 90 day period. In addition, the Company has filed a lawsuit against the consultant for, among other things, interfering with the Company's contract with the University and for making certain alleged misrepresentations to the Company.

Item 2    Changes in Securities                                    NONE

Item 3    Defaults upon Senior Securities                          NONE

Item 4    Submission of Matters to Vote of Security Holders        NONE

Item 5    Other Information

               In August 1999, Dr. Stephen Knight informed the Company that he intends to resign from the Company's Board of Directors.

Item 6    Exhibits and Reports on Form 8-K                         NONE

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SIGA PHARMACEUTICALS, INC.

Dated: August 5, 1999


                               by:  /s/ Thomas N.Konatich
                                    --------------------------------------------

                                    Thomas N. Konatich
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer) and Vice President, Finance