Form 10QSB
period 1999-09-30
SIGA PHARMACEUTICALS INC
filed 1999-11-16
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

       [ ] Transition report under Section 13 or 15(d) of the Exchange Act

                         Commission file number 0-23047

                           SIGA PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)

                                    13-864870
                        (IRS Employer Identification No.)

                 420 Lexington Avenue, New York, New York 10170
               (Address of principal executive offices)(Zip Code)


                                 (212) 672-9100
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

As of September 31, 1999, the Registrant had 6,577,712 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.




                                                 September 30,     December 31,
                                                    1999                1998
                                             ------------------ ----------------

              ASSETS

Current Assets
 Cash and cash equivalents                       $ 2,536,084         $ 4,966,873
 Prepaid expenses                                     24,892             134,969
                                          ------------------ -------------------
    Total current assets                           2,560,976           5,101,842

 Equipment, net                                    1,475,122           1,696,404
 Investments                                               -             132,220
 Other assets                                        147,002             147,002
                                          ------------------ -------------------
    Total assets                                   4,183,100           7,077,468
                                          ================== ===================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                                    296,632             266,371
 Accrued expenses                                     64,129             143,364
 Capital lease obligations                           322,819             369,288
                                          ------------------ -------------------
    Total liabilities                                683,580            779,023

 Non current capital lease obligations               468,443            650,659
 Commitments and contingencies                             -                  -

Stockholders' equity
 Preferred stock ($.0001 par value,
 10,000,000 shares authorized,
 none issued and outstanding)                            -                   -
 Common stock ($.0001 par value,
 25,000,000 shares authorized,
 6,577,712 and 6,577,712
 issued and outstanding at September 30, 1999
 and December 31, 1998, respectively)                    658                658
 Additional paid-in capital                       16,771,334         16,697,424
 Unrealized losses on available
  for sale securities                                      -            (34,816)
 Deficit accumulated during
  the development stage                          (13,740,915)       (11,015,480)
                                          ------------------ -------------------
    Total stockholders' equity                     3,031,077           5,647,786
                                          ------------------ -------------------
    Total liabilities and
    stockholders' equity                           4,183,100           7,077,468
                                          ================== ===================

The accompanying notes are an integral part of these financial statements

                           SIGA PHARMACEUTICALS, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS



                                                                                                          For The Period
                                                                                                           December 28,
                                                                                                          1995 (Date of
                                                                       Nine Months Ended                  Inception) to
                                                              September 30          September 30,         September 30,
                                                                  1999                   1998                 1999
                                                          -----------------------------------------------------------------
                                                               (Unaudited)                  (Unaudited)      (Unaudited)

Cash flows from operating activities:
  Net loss                                                         $ (2,725,435)          $ (5,478,282)      $ (13,740,915)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                        275,866                 92,684             503,847
    Stock, options & warrant compensation                                73,910                102,127             700,230
    Amortization of debt discount                                             -                      -             133,000
    Write-off of in-process research and development                          -              1,457,458           1,457,458
    Realized gain on sale of marketable securities                      (66,660)                                   (66,660)
    Changes in assets and liabilities:
      Accounts receivable                                                     -                150,000                   -
      Prepaid sponsored research                                                                11,684                   -
      Prepaid expenses and ither current assets                         110,077               (109,960)            (24,892)
      Other assets                                                            -                (17,547)           (147,002)
      Accounts payable and accrued expenses                             (48,974)                52,774             360,761
                                                          -----------------------------------------------------------------

      Net cash used in operating activities                          (2,381,216)            (3,739,062)        (10,824,173)
                                                          -----------------------------------------------------------------


Cash flows from investing activities:
  Capital expenditures                                                  (54,584)              (793,643)         (1,978,969)
  Purchase of minority interest                                                                (80,047)           (167,036)
  Proceeds on sale of securities                                        233,696                      -             233,696
                                                          -----------------------------------------------------------------

      Net cash flow used in investing activities                        179,112               (873,690)         (1,912,309)
                                                          -----------------------------------------------------------------


Cash flows from financing activities:
  Net proceeds from issuance of common stock                                  -                                 14,480,056
  Receipts of stock subscriptions outstanding                                 -                                      1,248
  Deferred offering costs                                                     -                                          -
  Proceeds from bridge notes                                                  -                                  1,000,000
  Repayment of bridge notes                                                                                     (1,000,000)
  Proceeds from sale and leaseback of equipment                                                                  1,139,085
  Principal payments on capital lease obligations                      (228,685)               (45,358)           (347,823)
                                                          -----------------------------------------------------------------

      Net cash provided from financing activities                      (228,685)               (45,358)         15,272,566
                                                          -----------------------------------------------------------------


Net increase in cash and cash equivalents                            (2,430,789)            (4,658,110)          2,536,084
Cash and cash equivalents at beginning of period                      4,966,873             10,674,104                   -
                                                          -----------------------------------------------------------------
Cash and cash equivalents at end of period                          $ 2,536,084            $ 6,015,994         $ 2,536,084
                                                          -----------------------------------------------------------------


  The accompanying notes are an integral part of these financial statements


                                                                                                               For The Period
                                                                                                                     December 28,
                                                          Three Months Ended           Nine Months Ended             1995 (Date of
                                                             September 30,               September 30,               Inception) to
                                                          1999         1998            1999        1998           September 30, 1999
                                                       (Unaudited)    (Unaudited)   (Unaudited) (Unaudited)             (Unaudited)


Revenues - Research and development
   contracts                                             $147,500    $ 112,500         372,500       337,500            $ 1,497,500
                                                         --------    ---------         -------       -------            -----------


General and administrative (including amounts to
 related parties of $122,502 and $113,074 for the
 three months ended September 30, 1999 and 1998,
 respectively, and $370,765 and $349,667 for the nine
 months ended September 30, 1999 and 1998, respectively $ 551,346      835,788       1,607,104     2,281,948              6,735,370

Research and development (including amounts
 to related parties of $18,750 and $5,980 for the
 three months ended September 30, 1999 and 1998,          489,180      656,754       1,561,933     2,258,834              6,098,678
 respectively, and $56,250 and $62,230 for the
 nine months ended September 30, 1999 and 1998, respectively

Write-off in-process research and development                   -            -                     1,457,458              1,457,458
Patent preparation fees                                    14,472       44,492         137,175       131,214              1,074,452
Stock option and warrant compensation                           -            -                        14,407                450,450
                                                           ------       ------          ------       -------

Total operating expenses                                1,054,998    1,537,034       3,306,212     6,143,861             15,816,408
                                                        ---------    ---------       ---------     ---------             ----------

Operating income                                         (907,498)  (1,424,534)     (2,933,712)   (5,806,361)           (14,318,908)
                                                         --------   ----------      ----------    ----------            -----------

Interest income/(expense)                                  39,267       78,471         141,617       328,079                511,333
Net gain on sale of securities                                  -            -          66,660            -                  66,660
                                                         --------   ----------          ------        ------            -----------

Net loss                                               $ (868,231) $(1,346,063)    $ (2,725,435) $(5,478,282)         $ (13,740,915)
                                                       ----------  -----------     ------------  -----------          -------------

Other comprehensive income
   Unrealized gains on available for sale securities            -            -           34,816            -                      -
                                                       ----------   ----------           ------  -----------           ------------

Comprehensive income/(loss)                            $ (868,231) $(1,346,063)    $ (2,690,619) $(5,478,282)         $ (13,740,915)

Basic and diluted loss per share                          $ (0.13) $     (0.20)    $      (0.41) $     (0.84)
                                                          =======  ===========     ============  ===========

Weighted average common shares outstanding used
  for basic and diluted loss per share                  6,577,712    6,577,712        6,577,712    6,527,321


                              SIGA Pharmaceuticals
              NOTES TO THE SEPTEMBER 30, 1999 FINANCIAL STATEMENTS


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

         In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of results of operations for the interim periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1999.


2.       License and Research Support Agreements

         In February of 1998, the company entered into a research collaboration and license agreement with Washington University. Under the terms of the agreement, the Company has been granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments equal to a certain percentage of net sales of products incorporating the licensed technology, and certain milestone payments. In addition, the Company agreed to sponsor further research by the third party for the development of the licensed technology. In July 1997, the company entered into a separate consulting agreement with a faculty member of the University. A dispute has arisen between the Company and the University and the consultant regarding, among other things, the performance of the parties under the agreements. In May 1999, the University sent the Company notice of intent to terminate the agreement in 90 days claiming certain payments were not made. It is the Company's position that, among other things, such payments are not owed due to the University's failure to perform. Under the arbitration clause of the agreement, the University, in July 1999, commenced an arbitration seeking an award in the amount of $230,000. The Company also commenced an arbitration seeking a determination that such amount is not owed the University and seeking its own award of $5 million. Under the terms of the agreement, the agreement will terminate 90 days after the resolution of the dispute, upon written notice by the University and the Company does not make such payments within such 90 day period. In addition, the Company has filed a lawsuit against the consultant for, among other things, interfering with the Company's contract with the University and for making certain alleged misrepresentations to the Company. During the nine months ended September 30, 1999 and 1998 the company incurred sponsored research expense of approximately $229,355 and $140,397 under this agreement. In September 1999 the parties to the arbitration agreed to the abeyance of their arbitration claims while they attempt to reach a negotiated settlement of the dispute. At this time, no settlement of any of the issues in the dispute has occurred and no assurance can be given that a settlement of any issues will be reached.

         In July and September, 1999 the Company was awarded two Phase I research grants by the Small Business Innovation Research Program (SBIR) of $109, 072 and $293,446 respectively. The first grant is to help support the Company's antibiotic discovery efforts for the period July 1, 1999 through December 31, 1999. The second grant will provide support for the Company's effort to develop a vaccine targeting strep throat. The Company's strep program is being developed through a collaboration with the National Institutes of Health (NIH). The grant award is for a period of twelve months beginning on October 1, 1999.

3.       Grants of Warrants and Options

         In September 1999, the Company granted two of its directors 15,000 options to purchase shares of the Company's common stock at an exercise price of $1.0 per share. These options become exercisable on the first, second and third anniversary of the date of the grant.

         In September 1999, the Company entered into a consulting agreement with one of its directors under which the director will provide the Company with business valuation services in exchange for warrants to purchase 100,000 shares of the Company's common stock. Of these warrants, 50,000 vested on the date of the grant and the remainder 50,000 will vest on the first anniversary of the consulting agreement. The exercise price of the warrants equals the market price on the date they vest. The warrants become exercisable one year after they vest.


4.       Subsequent Event

         In October 1999 the Company entered into an agreement with a software and web developer. Under the terms of the agreement the Company will acquire and the software company will continue to develop, the source code for a client/server chat and instant messaging application. The application is designed to enable peer-to-peer communication and facilitate the building of on-line communities. In exchange, the Company will pay the developer $200,000, payable in three installments, and a grant of 125,000 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and related notes which are included under Item 1. Statements made below which are not historical facts are forward-looking statements. Forward-looking statements involve a number of risks and uncertainties including, but not limited to, general economic conditions, our ability to complete development and then market our products, competitive factors and other risk factors as stated in other of our public filings with the Securities and Exchange Commission.

Overview

The Company is a development stage, biopharmaceutical company. Since its inception in December 1995, the Company's efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since its inception through September 30, 1999, the Company has sustained cumulative losses of $13,740,915, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for the Company's common stock. In addition, a non-cash charge of $450,450 was incurred for stock option and warrant compensation expense. The Company's losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through September 30, 1999, research and development expenses amounted to $6,098,678, patent preparation and prosecution expenses totaled $1,074,452, general and administration expenses amounted to $6,735,370. From inception through September 30, 1999, total revenues from research and development agreements and government grants totaled $1,497,500.

In September 1999, the Company announced that its Board of Directors approved the Company's intent to evaluate a number of strategic alternatives outside the biotechnology area. The options include the development or acquisition of an Internet technology or a merger with a private or public Internet company. At the same time, the Company announced that it would consolidate its biotechnology assets and operations in its research facility in Corvallis, Oregon. The Company's goal is to fund its ongoing vaccine and antibiotic programs through a combination of government grants, corporate partnerships and strategic alliances. No assurance can be given that the Company will be successful in obtaining grants, partnerships and alliances. Until such relationships are established, the Company expects to continue to incur significant research and development costs in the future resulting form ongoing research and development programs, manufacturing of products for use in clinical trials and pre-clinical testing of the Company's products. The Company also expects that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials, research and development, will continue to be substantial in the future. Accordingly, the Company expects to incur operating losses for the foreseeable future. There can be no assurance that the Company will ever achieve profitable operations.

In October 1999 the company was informed that U.S. Patent No. 5,968,763 was issued. The patent, issued to Rockefeller University, is licensed exclusively by the Company and is for technology central to the Company's development of gram-positive anti-infective products.

To date, the Company has not marketed, or generated revenues from the commercialization of any products. The Company's current product candidates are not expected to be commercially available for several years.

In October 1999, as part of its stated intention to pursue the development of a strategic alternative in Internet technology, the Company entered into an agreement with Open-i Media, Inc. (Open-i), a New York based software and web developer. Under the terms of the agreement the Company will acquire, and Open-i will further develop, the source code for a client/server chat and instant messaging application. The Company has agreed to pay Open-i $200,000 in cash and 125,000 shares of the Company's common stock. Payment will be made in three installments.

Results of Operations

Three months ended  September  30, 1999 to the three months ended  September 30,
1998

Revenues from research and development contracts and government grants was $147,500 for the three months ended September 30, 1999, compared to 112,500 for the same period of 1998. The revenue increase was the result of the company being awarded a Small Business Innovation Research (SBIR) grant in July 1999. The grant, to support the Company's antibiotic discovery efforts from July 1, 1999 through December 31, 1999, is for a total of $109,072. As of September 30, 1999 the Company had received $35,000 of the award. The remaining $112,500 of revenue in each period was the result of payments made to the Company under an agreement entered into in July of 1997 with Wyeth-Ayerst, whereby the Company receives certain payments for research and development activities sponsored by Wyeth-Ayerst.

Research and development expenses declined to $489,180 for the three months ended September 30, 1999 from $656,754 for the same period in 1998. The approximate 26% decrease in this area is the result of the decreased sponsored research as more of the Company's research and development activities have been transferred to the Company's facility. In addition, expenses in the prior year period include certain one time payments associated with the start-up of the research facility in Corvallis, Oregon.

General and administrative expenses declined approximately 34% in the three months ended September 30, 1999 to $551,346 from $835,788 for the three months ended September 30, 1998. The decrease from the prior year period reflects the one time charge incurred in the September 30, 1998 period to settle the contract of the former President of the Company combined with lower spending for outside consultants, a reduction in administrative staff and materially reduced travel expenses in the 1999 three month period.

Patent expense of $14,472 for the three months ended September 30, 1999 represents a decrease of approximately 67% from the $44,492 level of the prior year. The decrease is the result of the Company's intent to tighten the focus of its research and development activities on its lead vaccine and anti-infective programs. As a result, a number of patent prosecutions have been discontinued.

Total operating loss for the three months ending September 30, 1999 was $868,231, $477,832 less than the $1,346,063 loss incurred for the three month period ending September 30, 1998. The decline in the net loss of approximately 35% is the result of higher revenues combined with lower spending for research and development, general and administrative activities, and patent preparation costs. The continued reduction of the net loss is consistent with the Company's objective to lower operating cost in order to conserve cash.

Interest income for the three months ended September 30, 1999 was $39,267 compared to income of $78,471 for the prior year period. The decrease is the result of lower cash balances available for investment purposes in the current period.

Net loss per common share of $0.13 for the three months ended September 30, 1999 reflects a decrease in the loss per share of approximately 35% from the $0.20 per share loss sustained for the three months ended September 30, 1998. The decline in the loss per share is primarily the result of increased revenue and decreased operating costs incurred for the three month period ending September 30, 1999.

Nine months ended September 30, 1999 to the nine months ended September 30, 1998

Revenues from research and development contracts and government grants was $372,500 for the nine months ended September 30, 1999 compared to $337,500 for the nine months ended September 30, 1999. The approximate 10% increase was due to the Company's receipt of an award of an SBIR grant in the current year period. The grant is to help support the Company's antibiotic discovery efforts during the six month period July 1, 1999 through December 31, 1999. As of September 30, 1999 the company had received $35,000 of the total $109,072 grant award. In addition to the grant income, the Company received $337,500 in both nine month periods ending September 30, 1999 and September 30, 1998. The revenue was the result of a payments made to the Company under an agreement entered into in July of 1997 with Wyeth-Ayerst, whereby the Company receives certain payments for research and development activities sponsored by Wyeth-Ayerst.

Research and development expenses for the nine months ended September 30,1999 were $1,561,933 compared to $2,258,834 for the nine month period ended September 30, 1998. The decrease in spending of approximately 31% is primarily the result of a reduction in activity with higher cost third party entities, including sponsored research at Universities, in favor of performing the work at the Company's facility in Corvallis Oregon. The Company also incurred a non-cash charge for the nine months ended September 30, 1998 totaling $1,457,458 for the write-off of in-process research and development associated with the acquisition of certain technology purchased from MedImmune, Inc. in exchange for 335,530 shares of the Company's common stock. No similar charges were incurred in the same period of 1999.

General and administrative expenses decreased approximately 30% in the nine months ended September 30, 1999 to $1,607,104 from $2,281,948 for the nine months ended September 30, 1998. The principal factors in the decrease in spending was the material reduction in general and administrative payroll combined with a reduction of the use of consultants and significantly reduced travel expenses.

Patent expense of $131,214 for the nine months ended September 30, 1998 increased approximately 5% to $137,175 for the nine months ended September 30, 1999. The higher spending level in 1999 was due to the expansion of coverage for existing technologies as well as filing for additional patents on new technology in the first six months of the year mainly offset by a reduction in the third quarter caused by the Company's decision to focus more on its core lead programs in vaccine and anti-infective product development.

Total operating loss decreased by approximately $2.9 million to $2,933,712 for the nine months ended September 30, 1999 from $5,806,361 for the same period of 1998. The decrease in the operating loss is the result of higher revenues combined with materially lower spending for research and development and general and administrative activities. Excluding the one-time charge of $1,457,458 incurred in the nine month period of 1998 for the write-off of the in-process R&D associated with the Company's purchase of certain technology from MedImmune, the operating loss incurred in 1999 represents a 33% improvement from the prior year.

Interest income for the nine months ended September 30, 1999 was $141,617 compared to $328,079 for the nine month period of the prior year. The decrease was the result of the decrease in the cash available for investment in the current period as the funds raised in the Company's initial public offering were expended in accordance with the Company's development plan.

Net loss per common share of 0.84 for the nine months ended September 30, 1998 improved to $0.41 per share for the nine months ended September 30, 1999. The loss per share was approximately 51% less in nine month period of 1999. The reduction in the loss is the result of the Company's effort to reduce operating cost in order to conserve cash.

Liquidity and Capital Resources

As of September 30, 1999 the Company had $2,536,084 in cash and cash equivalents and $1,877,396 of working capital. In July, August and September of 1998, the Company sold certain laboratory equipment, computer equipment and furniture to a third party, for $493,329, $385,423 and $260,333, respectively, under sale/leaseback arrangements. The leases have a term of 42 months and require minimum monthly payments of $13,171, $10,290 and $6,950, respectively. The Company has an option to purchase the equipment for Fair Market Value (defined in the agreement as 15% of original cost) at the end of the lease. In July of 1997 the Company entered into a collaborative research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, the Company has granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement requires Wyeth-Ayerst to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments to the Company totaling $1,200,000. The funding from the agreement has been expanded and extended on a quarter to quarter basis through September 30, 1999. Through September 30, 1999 the Company has received a total of $1,462,500 from Wyeth-Ayerst. In July and September 1999 the Company was awarded grants by the Small Business Innovation Research Program
(SBIR) of $109,072 and $293,446 respectively the first grant is to help support the Company's antibiotic discovery efforts over the six month period July 1, 1999 through December 31, 1999. As of September 30, 1999, the Company has received $35,000 of the grant award. The second grant is to help support the Company's ongoing vaccine discovery effort in the area of streptococcus. This program is being developed in collaboration with the National Institutes of Health (NIH). The grant award is for a one year period beginning October, 1999.

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

Third Party Preparation. The Company has identified its critical third party relationships in order to assess potential year 2000 issues with the third party's computer systems that might impact the Company's operations. These critical relationships include an outside payroll service, financial institutions and various service vendors. The Company has evaluated the state of readiness of its third party relationships by surveying these critical third parties and seeking assurances that the third parties have addressed year 2000 issues involving systems important in the conduct of business with the Company, or that plans are in place to assure that the systems are Y2K compliant before the end of 1999. The Company completed a survey of critical third party relationships during the third quarter of 1999 and believes there are no significant year 2000 issues outstanding.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to Vote of Security Holders.

          None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      A financial data schedule is filed herewith as an exhibit.

         (b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.


Date: November 15, 1999

                                     SIGA PHARMACEUTICALS, INC.



                                     By: /s/Thomas N. Konatich
                                     Thomas N. Konatich
                                     Chief Financial Officer
                                    (Principal Accounting and Financial Officer
                                     and Vice President, Finance