Form 10KSB40
period 1999-12-31
SIGA PHARMACEUTICALS INC
filed 2000-03-30
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                         Commission File No. 0-23047
December 31, 1999

                             SIGA Technologies, Inc.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 20, 2000 as reported on the Nasdaq SmallCap Market was approximately $35,358,069 As of March 20, 2000 the registrant had outstanding 6,654,837 shares of Common Stock.

================================================================================

                             SIGA Technologies, Inc.

                                   Form 10-KSB

                                Table of Contents

Part I                                                                  Page No.

Item 1      Business................................................       3
Item 2      Properties..............................................      15
Item 3      Legal Proceedings.......................................      15
Item 4      Submission of Matters to a Vote of Security Holders.....      15

Part II

Item 5      Market for Registrant's Common Equity and Related
            Stockholder Matters ....................................      16
Item 6      Management's Discussion and Analysis for Financial
            Condition and Results of Operations.....................      17
Item 7      Consolidated Financial Statements.......................      23
Item 8      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.....................      23

Part III

Item 9      Directors and Executive Officers of the Registrant......      24
Item 10     Executive Compensation..................................      26
Item 11     Security Ownership of Certain Beneficial Owners and
            Management..............................................      30
Item 12     Certain Relationships and Related Transactions..........      32

Part IV

Item 13     Exhibits, Lists and Reports on Form 8-K.................      33
Signatures..........................................................      37

                                          PART I
Item 1.  Business

      Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Siga cautions you that any forward-looking information provided by or on behalf of Siga is not a guarantee of future performance. Siga's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond Siga's control, in addition to those risks discussed below and in Siga's other public filings, press releases and statements by Siga's management, including (i) the volatile and competitive nature of the biotechnology and Internet industries, (ii) changes in domestic and foreign economic and market conditions, and (iii) the effect of federal, state and foreign regulation on Siga's businesses. All such forward-looking statements are current only as of the date on which such statements were made. Siga does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

      SIGA Technologies, Inc. is referred to throughout this report as "Siga," "we" or "us."

Introduction

      SIGA Technologies, Inc. is a development stage company with interests in biotechnology and the Internet. Siga Research Labs, (SRL), our biotechnology division, is focused on the discovery, development and commercialization of vaccines, antibiotics and novel anti-infectives for serious infectious diseases. SRL's lead vaccine candidate is for the prevention of group A streptococcal pharyngitis or "strep throat." SRL is developing a technology for the mucosal delivery of its vaccines which may allow those vaccines to activate the immune system at the mucus lined surfaces of the body -- the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts -- the sites of entry for most infectious agents. SRL's anti-infectives programs, aimed at the increasingly serious problem of drug resistance, are designed to block the ability of bacteria to attach to human tissue, the first step in the infection process.

      We are currently developing, PeerFinder(TM), a third generation instant messenger, which we believe will make the Internet more interactive by enabling meaningful conversation within peer groups or between like-minded individuals. As a complement to users' normal surfing habits, PeerFinder(TM) will provide instant messaging technology for peer-to-peer communication across Web sites, servicing the Internet's rapidly growing collection of online communities. By combining the search for content with real-time conversation, users will be able to easily locate information, transact business, solicit product reviews or simply converse with like-minded individuals on the topics of their interest.

The Company's Technologies

  Vaccine Technologies: Mucosal Immunity and Vaccine Delivery

      Using proprietary technology licensed from The Rockefeller University ("Rockefeller"), Siga is developing certain commensal bacteria ("commensals") as a means to deliver mucosal vaccines. Commensals are harmless bacteria that naturally inhabit the body's surfaces with different commensals inhabiting different surfaces, particularly the mucosal surfaces. Our vaccine candidates utilize genetically engineered commensals to deliver antigens from a variety of pathogens to the mucosal immune system.

When administered, the genetically engineered ("recombinant") commensals colonize the mucosal surface and replicate. By activating a local mucosal immune response, our vaccine candidates are designed to prevent infection and disease at the earliest possible stage. By comparison, most conventional vaccines are designed to act after infection has already occurred.

      Our commensal vaccine candidates utilize gram-positive bacteria, one of two major classes of bacteria. Rockefeller scientists have identified a protein region that is used by gram-positive bacteria to anchor proteins to their surfaces. We are using the proprietary technology licensed from Rockefeller to combine antigens from a wide range of infectious organisms, both viral and bacterial, with the surface protein anchor region of a variety of commensal organisms. By combining a specific antigen with a specific commensal, vaccines can be tailored to both the target pathogen and its mucosal point of entry.

      To target an immune response to a particular mucosal surface, a vaccine would employ a commensal organism that naturally inhabits that surface. For example, vaccines targeting sexually transmitted diseases could employ Lactobacillus acidophilus, a commensal colonizing the female urogenital tract. Vaccines targeting gastrointestinal ("GI") diseases could employ Lactobacillus casei, a commensal colonizing the GI tract. We have conducted initial experiments using Streptococcus gordonii ("S. gordonii"), a commensal that colonizes the oral cavity and that can potentially be used in vaccines targeting pathogens that enter through the upper respiratory tract, such as the influenza virus.

      By using an antigen unique to a given pathogen, the technology can potentially be applied to any infectious agent that enters the body through a mucosal surface. Our founding scientists have expressed and anchored a variety of viral and bacterial antigens on the outside of S. gordonii, including the M6 protein from group A streptococcus, a group of organisms that cause a range of diseases, including strep throat, necrotizing fasciitis, impetigo and scarlet fever. In addition, proteins from other infectious agents, such as HIV and human papilloma virus have also been expressed using this system. We believe this technology will enable the expression of most antigens regardless of size or shape. In animal studies, we have shown that the administration of a recombinant
S. gordonii vaccine prototype induces both a local mucosal immune response and a systemic immune response.

We believe that mucosal vaccines developed using our proprietary commensal delivery technology could provide a number of advantages, including:

o More complete protection than conventional vaccines: Mucosal vaccines in general may be more effective than conventional parenteral (injectable) vaccines, due to their ability to produce both a systemic and local (mucosal) immune response.

o Safety advantage over other live vectors: A number of bacterial pathogens have been genetically rendered less infectious, or attenuated, for use as live vaccine vectors. Commensals, by virtue of their harmless nature, may offer a safer delivery vehicle without fear of genetic reversion to the infectious state inherent in attenuated pathogens.

o Non-injection administration: Oral, nasal, rectal or vaginal administration of the vaccine eliminates the need for painful injections with their potential adverse reactions.

o Potential for combined vaccine delivery: The Children's Vaccine Initiative has called for the development of combined vaccines, specifically to reduce the number of needle sticks per child, by combining several vaccines into one injection, thereby increasing compliance and decreasing disease. We believe our commensal delivery technology can be an effective method of delivery of multi-component vaccines within a single commensal organism that address multiple diseases or diseases caused by multiple strains of an infectious agent.

o Eliminating need for refrigeration: One of the problems confronting the effective delivery of parenteral vaccines is the need for refrigeration at all stages prior to injection. The stability of the commensal organisms in a freeze-dried state would, for the most part, eliminate the need for special climate conditions, a critical consideration, especially for the delivery of vaccines in developing countries.

o Low cost production: By using a live bacterial vector, extensive downstream processing is eliminated, leading to considerable cost savings in the production of the vaccine. The potential for eliminating the need for refrigeration would add considerably to these savings by reducing the costs inherent in refrigeration for vaccine delivery.

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

      Unlike conventional antibiotics, as discussed above, our anti-infectives approaches aim to block the ability of pathogenic bacteria to attach to and colonize human tissue, thereby preventing infection at its earliest stage. Our scientific strategy is to inhibit the expression of bacterial surface proteins required for bacterial infectivity. We believe that this approach has promise in the areas of hospital-acquired drug-resistant infections and a broad range of other diseases caused by bacteria.

      Many special surface proteins used by bacteria to infect the host are anchored in the bacterial cell wall. Scientists at Rockefeller University have identified an amino acid sequence and related enzyme, a selective protease, that are essential for anchoring proteins to the surface of most gram-positive bacteria. Published information indicates that this amino acid sequence is shared by more than 50 different surface proteins found on a variety of gram-positive bacteria. This commonality suggests that this protease represents a promising target for the development of a new class of antibiotic products for the treatment of a wide range of infectious diseases. Experiments by our founding scientists at Rockefeller University have shown that without this sequence, proteins cannot become anchored to the bacterial surface and thus the bacteria are no longer capable of attachment, colonization or infection. Such "disarmed" bacteria should be readily cleared by the body's immune system. Our drug discovery strategy is to use a combination of structure-based drug design and high throughput screening procedures to identify compounds that inhibit the protease, thereby blocking the anchoring process. If successful, this strategy should provide relief from many gram-positive bacterial infections, but may prove particularly important in combating diseases caused by the emerging antibiotic resistance of the gram-positive organisms S. aureus, Streptococcus pneumoniae, and the enterococci.

      In contrast to the above program, which focuses on gram-positive bacteria, our pilicide program, based upon initial research performed at Washington University, focuses on a number of new and novel targets all of which impact on the ability of gram-negative bacteria to assemble adhesive pili on their surfaces. This research program is based upon the well-characterized interaction between a periplasmic protein -- a chaperone -- and the protein subunits required to form pili. In addition to describing the process by which chaperones and pili subunits interact, this program has developed the assay systems necessary to screen for potential therapeutic compounds, and has provided an initial basis for selecting novel antibiotics that work by interfering with the pili adhesion mechansism.

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

      To overcome these problems, we have taken advantage of our knowledge of gram-positive bacterial protein expression and anchoring pathways. This pathway has evolved to handle the transport of surface proteins that vary widely in size, structure and function. Modifying the approach used to create commensal mucosal vaccines, we have developed methods which, instead of anchoring the foreign protein to the surface of the recombinant gram-positive bacteria, result in it being secreted into the surrounding medium in a manner which is readily amenable to simple batch purification. We believe the advantages of this approach include the ease and lower cost of gram-positive bacterial growth, the likelihood that secreted recombinant proteins will be folded properly, and the ability to purify recombinant proteins from the culture medium without having to disrupt the bacterial cells and liberating cellular contaminants. Gram-positive bacteria may be grown simply in scales from those required for laboratory research up to commercial mass production.

  PeerFinder(TM)

      PeerFinder(TM) is an Internet-based application that is being developed to allow registered users viewing any given Web site to see and communicate with:
(i) all other members of the same peer group wherever they are on the Web, (ii) all other registered users simultaneously viewing the same site and (iii) all of the people in the registered users buddy list. The product will enable both group and private communication in a small discussion box that overlays the Web site being viewed. The product is being designed to facilitate a more natural form of conversation that is both content driven and spontaneous. We believe PeerFinder(TM) will make the Internet more interactive by enabling group or private communication that is not restricted to any particular Web site or chat room, but will complement the users' normal Web browsing habits. PeerFinder(TM) is expected to have the following features:

      Peer groups - Users will sign up with a particular peer or interest group when they register. Users will be notified when other members of their peer groups are online and can communicate with them even if they are at a different Web site. Users will be able to converse with their peers simultaneously or in one-on-one environments.

      Siteseers - Users will be notified of other PeerFinder(TM) users who are on the same Web site they are on and will be able to communicate with each other in either group or one-to-one discussion.

      Buddy list - Users will be notified when their self selected "buddies" are online and will be able to communicate with them no matter where they are on the Web.

      Video, Audio, and Multimedia Streaming - Users will be able to select one of several video, audio or multimedia feeds within the PeerFinder(TM) box to watch and/or listen to.

Our Product Candidates and Research and Discovery Programs

  Mucosal Vaccines

      Development of Our mucosal vaccine candidates involves: (i) identifying a suitable immunizing antigen from a pathogen; (ii) selecting a commensal that naturally colonizes the mucosal point of entry for that pathogen; and (iii) genetically engineering the commensal to express the antigen on its surface for subsequent delivery to the target population.

      Strep Throat Vaccine Candidate. Until the age of 15, many children suffer recurrent strep throat infections. Up to five percent of ineffectively treated strep throat cases progress to rheumatic fever, a debilitating heart disease, which worsens with each succeeding streptococcal infection. Since the advent of penicillin therapy, rheumatic fever in the United States has experienced a dramatic decline. However, in the last decade, rheumatic fever has experienced a resurgence in the United States. Part of the reason for this is the latent presence of this organism in children who do not display symptoms of a sore throat, and, therefore, remain untreated and at risk for development of rheumatic fever. Based on data from the Centers for Disease Control and Prevention, there are five to 10 million cases of pharyngitis due to group A streptococcus in the United States each year. There are over 32 million children in the principal age group targeted by us for vaccination. Worldwide, it is estimated that one percent of all school age children in the developing world have rheumatic heart disease. Despite the relative ease of treating strep throat with antibiotics, the specter of antibiotic resistance is always present. In fact, resistance to erythromycin, the second line antibiotic in patients allergic to penicillin, has appeared in a large number of cases.

      No vaccine for strep throat has been developed because of the problems associated with identifying an antigen that is common to the more than 100 different serotypes of group A streptococcus, the bacterium that causes the disease. We have licensed from Rockefeller a proprietary antigen which is common to most types of group A streptococcus, including types that have been associated with rheumatic fever. When this antigen was orally administered to animals, it was shown to provide protection against multiple types of group A streptococcal infection. Utilizing this antigen, we are developing a mucosal vaccine for strep throat.

      Our technology expresses the strep throat antigen on the surface of the commensal S. gordonii, which lives on the surface of the teeth and gums. We believe that a single oral dose of the vaccine may be adequate to provide protection. Indeed, investigators at other institutions have shown that organisms of this type can safely colonize in the human oral cavity for up to two years. We are currently completing pre-clinical development of its strep throat vaccine candidate. Pre-clinical research in mice and rabbits has established the ability of this vaccine candidate to colonize and induce both a local and systemic immune response. We are collaborating with the National Institutes of Health (the "NIH") and the University of Maryland Center for Vaccine Development on the clinical development of this vaccine candidate. In cooperation with the NIH we filed an Investigational New Drug Application ("IND") with the United States Food and Drug Administration (the "FDA") in December 1997. The first stage of these clinical trials under this IND commenced at the University of Maryland in early 1999. In September 1999 we were awarded a Phase I Small Business Innovation Research Grant (SBIR) from the NIH to help support the research cost of our strep program.

      STD Vaccine Candidates. One of the great challenges in vaccine research remains the development of effective vaccines to prevent sexually transmitted diseases (STDs). Three of the principal pathogens which are transmitted via this route are: chlamydia, the most common bacterial STD; Neisseria, the causative agent of gonnorhia; and human papilloma virus (HPV), which is linked to both genital warts and cervical carcinoma. To date, a great deal of effort has been expended, without appreciable success, to develop effective injectable prophylactic vaccines versus these pathogens. Given that each of these pathogens enters the host through the mucosa, we believe that induction of a vigorous mucosal response to bacterial or viral antigens may protect against acquisition of the initial infection. To test this hypothesis, we have expressed newly discovered antigens from these three pathogens in its proprietary mucosal vaccine delivery system. These live recombinant vaccines will be delivered to animals and tested for local and systemic immune response induction, and whether these responses can block subsequent viral infections. We have licensed technology from Oregon State University and Washington University in support of its chlamydia and Neisseria programs. In February 2000 we entered into an option agreement with the Ross Products Division of Abbott Laboratories (Ross) which will provide funding to further development of an STD vaccine product.

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

      The vaccine, as currently constructed, features a surface antigen, fimbrillin from P. gingivalis delivered to the oral cavity via our proprietary mucosal vaccine delivery system. In pre-clinical trials, mucosal immunization with, or direct delivery of, fimbrillin-derived peptides to the oral cavity of germ-free rats blocked the ability of P. gingivalis to colonize in the rats upon subsequent challenge, and dramatically reduced associated periodontal disease and bone loss. Two vaccine candidates are currently being studied in pre-clinical animal colonization and challenge experiments. If we are successful in our efforts to develop a product using its vaccine delivery system, we will need to acquire a license from the State University of New York at Buffalo to use their antigen in such a product.

  Mucosal Vaccine Delivery System

      We are also developing a proprietary mucosal vaccine delivery system which is a component of our vaccine candidates and which we intend to license to other vaccine developers. Our commensal vaccine candidates utilize gram-positive bacteria as vectors for the presentation of antigens. Scientists at Rockefeller have identified a protein region used by gram-positive bacteria to anchor proteins to their surfaces. We are using proprietary technology licensed from Rockefeller to anchor antigens from a wide range of infectious organisms, both viral and bacterial, to the surface protein anchor region of a variety of commensal organisms. By combining a specific antigen with a specific commensal, we believe that vaccines can be tailored to both the target pathogen and its mucosal point of entry.

      We have developed several genetic methods for recombining foreign sequences into the genome of gram-positive bacteria at a number of non-essential sites. Various parameters have been tested and optimized to improve the level of foreign protein expression and its immunogenicity. In pre-clinical studies, recombinant commensals have been implanted into the oral cavities of several animal species with no deleterious effects. The introduced vaccine strains have taken up residence for prolonged periods of time and induce both a local mucosal
(IgA) as well as a systemic immune response (IgG and T-cell).

      We have completed an early stage clinical evaluation of our mucosal vaccine delivery system based on the commensal bacteria S. gordonii. These clinical studies were designed to test the safety of the formulation, to monitor the extent and duration of colonization of the nasal and oral cavities, and to determine if the delivery system could be eradicated at the end of the study with a regimen of conventional antibiotics. A total of 47 volunteers between the ages of 18 and 40 years completed the studies, in which S. gordonii was delivered to the nasal passage and oral cavity. The results of the studies indicated the delivery system was well-tolerated and that the delivery system spontaneously eradicated or was easily eradicated by conventional antibiotics. The current clinical studies at the University of Maryland are also designed to evaluate S. gordonii as a commensal bacterial vector for our vaccine targeting strep throat.

  Anti-Infectives

      Our anti-infectives program is targeted principally toward drug-resistant bacteria and hospital-acquired infections. According to estimates from the Centers for Disease Control, approximately two million hospital-acquired infections occur each year in the United States.

      Our anti-infectives approaches aim to block the ability of bacteria to attach to and colonize human tissue, thereby blocking infection at the first stage in the infection process. By comparison, antibiotics available today act by interfering with either the structure or the metabolism of a bacterial cell, affecting its ability to survive and to reproduce. No currently available antibiotics target the attachment of a bacterium to its target tissue. By preventing attachment, the bacteria should be readily cleared by the body's immune system.

      Gram-Positive Antibiotic Technology. Our lead anti-infectives program is based on a novel target for antibiotic therapy. Our founding scientists have identified an enzyme, a selective protease, utilized by most gram-positive bacteria to anchor certain proteins to the bacterial cell wall. These surface proteins are the means by which certain bacteria recognize, adhere to and colonize specific tissue. Our strategy is to develop protease inhibitors. We believe protease inhibitors will have wide applicability to gram-positive bacteria in general, including antibiotic resistant staphlyococcus and a broad range of serious infectious diseases including meningitis and respiratory tract infections. We have entered into a collaborative research and license agreement with the Wyeth-Ayerst Laboratories Division of American Home Products Corporation ("Wyeth-Ayerst") to identify and develop protease inhibitors as novel antibiotics.

      Gram-Negative Antibiotic Technology. We have entered into a set of technology transfer and related agreements with MedImmune, Inc. ("MedImmune"), Astra AB and The Washington University, St. Louis ("Washington University"), pursuant to which we acquired rights to certain gram-negative antibiotic targets, products, screens and services developed at Washington University. In February 2000, we ended our collaborative research and development relationship with Washington University on this technology. (See "Collaborative Research and Licenses") We still maintain a non-exclusive license to technology acquired through these related agreements. We are using this technology in the development of antibiotics against gram-negative pathogens. These bacteria utilize structures called pili to adhere to target tissue, and we plan to exploit the assembly and export of these essential infective structures as novel anti-infective targets.

      Research carried out at Washington University has demonstrated that assembly of type P pili on gram-negative bacteria requires the participation of both a periplasmic molecular chaperone and an outer membrane usher. Since the gram-negative pili are the primary mechanism by which these organisms adhere to and colonize host tissue, inhibition of their assembly should effectively inhibit disease caused by this class of organisms. Detailed structural data is available on the molecular chaperone and the usher protein. This information has been used in concert with molecular modeling techniques to identify potential structures that will bind to the conserved residues of the chaperone and usher proteins. With identification of these structures, natural and synthetic molecules that inhibit chaperone/usher function can be screened using high throughput assays developed by scientists at SRL. We believe that this approach is a departure from conventional antibiotics and therefore may afford a method to circumvent the resistance mechanisms already established in many gram-negative bacteria.

      Scientists at Washington University have elucidated the role of chaperones -- a family of periplasmic proteins -- in the formation of pili, which are essential for the virulence of certain gram-negative bacteria, such as E. coli or the Enterobacteriaceae (Salmonella, Shigella, Klebsiella, etc.). The elucidation of this pathway provides several targets for the development of novel anti-infectives: (i) blocking the interaction between chaperones and pilin subunits; (ii) interfering with chaperone-dependent folding of pilin subunits; or (iii) interfering with how pilin subunits exit from the bacteria's outer membrane (through the "usher" component). The chaperone-pilin complex has been examined using x-ray crystallography, and assays measuring the chaperone interactions have been established. We are reviewing potential compounds which interfere with the chaperone-pilin interaction, as well as seeking alternative intervention sites in the pilus formation pathway. In July 1999 we were awarded a Phase I SBIR grant from the NIH to support our development efforts in this area.

  Surface Protein Expression System

      Our proprietary SPEX protein expression uses the protein export and anchoring pathway of gram-positive bacteria as a means to facilitate the production and purification of biopharmaceutical proteins. We have developed vectors which allow foreign genes to be inserted into the chromosome of gram-positive bacteria in a manner such that the encoded protein is synthesized, transported to the cell surface and secreted into the medium. This system has been used to produce milligram quantities of soluble antigenically authentic protein that can be easily purified from the culture medium by affinity chromatography. We believe this technology can be extended to a variety of different antigens and enzymes.

      We have commenced yield optimization and process validation of this system. This program is designed to transfer the method from a laboratory scale environment to a commercial production facility. Our business strategy is to license this technology on a non-exclusive basis for a broad range of applications.

PeerFinder(TM)

      A by-product of the Internet's growth has been the establishment of online communities. Like their traditional counterparts, these virtual communities consist of individuals with common backgrounds or interests. Online communities, however, are unconstrained by geographic and physical boundaries, and provide a continuous forum for the exchange of information and ideas. As traditional communities continue to decline in a complex world, online communities have grown, with each trend likely to continue and accelerate the other. Online communities provide an opportunity to replace, and even enhance, many of the functions of their physical counterparts, giving users the opportunity to meet and converse, share and explore, ask and advise.

      The business opportunities created by these online communities are enormous. By definition, these communities have aggregated potential consumers according to pre-selected demographics and the consumers continue to aggregate themselves into affinity groups with each Web site they visit. The financial opportunities lie in the technology that creates these communities--making members instantly accessible to advertisers, and retailers, and immediately capable of purchasing products and services.

      The emergence of online communities notwithstanding, the ability to find one's peers on the Web is still often a matter of chance, and this, we believe, has limited the utility and growth of online communities. The Internet's greatest feature, the ability to easily disseminate and retrieve information, leads to one of its greatest limitations. Just as the explosive growth of the Internet has made sorting through all of the available information on any given topic infinitely easier but virtually impossible, it has also made the process of locating one's peers difficult and time consuming. As a result, the number of active chat rooms is vastly outnumbered by the number that are sluggish or dormant.

      We are developing PeerFinder(TM) as a third generation instant messenger to enhance peer-to-peer communication and increase the growth of online communities by making it easy to locate and communicate with like-minded individuals in real-time.

      The first generation of instant messengers were a breakthrough because they enabled communication across the Internet. As long as one had buddies whose identifying code nickname or user name was known one could converse with them. This generation was based on familiarity. The second generation of instant messengers advanced communication across the Web by adding proximity. Users could now, in addition to speaking with their buddies, communicate with others at the same Web site at the time they were there. PeerFinder(TM) is the first third generation instant messenger. In addition to familiarity and proximity, PeerFinder(TM) identifies and aggregates registered users by their interests, associations and professions.

   PeerFinder(TM) Revenue Opportunities

      We are developing PeerFinder(TM) as a platform technology with a continuous presence on the user's desktop. Although the basic version of PeerFinder(TM) will be provided free to users, we believe that the product will offer significant revenue opportunities including:

      Advertising - In addition to allowing text advertising in its discussion box, PeerFinder(TM) will include a window space for multimedia advertising. This window could be sold as a radio or TV spot before every requested audio or video feed. On a non-cash basis, any unsold spots could be used to promote the benefits of the product or new features, or could be used as barter with affiliated Web sites or other partners.

      Branding - The PeerFinder(TM) product will have room, in addition to the advertising window, to brand itself. This space could be used to brand or co-brand the product as the XYZ PeerFinder(TM) depending on who we enter into agreements with.

      Opt-In Marketing - When registering for PeerFinder(TM), users will have the opportunity to sign up to receive email messages from us or selected merchants. They will also be given an opportunity to sign up to receive email newsletters from various partners.

      Licensing for Customer Service - A modified version of PeerFinder(TM) could be used as a tool for customer service for any site or suite of sites. As a non Web site resident communications platform, both the customer service representative and the customer will be able to discuss the products or features while looking at one or more Web pages together.

      Licensing for Intranet or Business-to-Business Portal Use - PeerFinder(TM) could be used as an intranet, extranet or business-to-business portal application. For corporate intranet and extranet uses the product could be renamed and the focus of the product would be on the benefits of "Instant Collaboration."

Collaborative Research and Licenses

      We sponsor research and development activities in laboratories at Rockefeller, Oregon State, and Washington University. We have a research and development facility in Corvallis, Oregon. We have entered into the following license agreements and collaborative research arrangements:

      Rockefeller University. Siga and Rockefeller have entered into an exclusive worldwide license agreement whereby we have obtained the right and license to make, use and sell mucosal vaccines based on gram-positive organisms and products for the therapy, prevention and diagnosis of diseases caused by streptococcus, staphylococcus and other organisms. The license covers two issued United States patents and one issued European patent as well as 11 pending United States patent applications and corresponding foreign patent applications. The issued United States patents expire in 2005 and 2014, respectively. The agreement generally requires us to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and we are responsible for certain milestone payments and for the costs of filing and prosecuting patent applications.

      Oregon State University. Oregon State is also a party to our license agreement with Rockefeller whereby we have obtained the right and license to make, use and sell products for the therapy, prevention and diagnosis of diseases caused by streptococcus. Pursuant to a separate research support agreement with Oregon State, we provided funding for sponsored research through December 31, 1999, with exclusive license rights to all inventions and discoveries resulting from this research. At this time, no additional funding is contemplated under this agreement, however we retain the exclusive licensing rights to the inventions and discoveries that may arise from this collaboration. During 1999, we acquired an option to enter into a license with the University in which we will acquire the rights to certain technology pertaining to the potential development of a chlamydia vaccine. In February 2000 we exercised our option and will make certain payments to the University as part of our obligation under the option.

      National Institutes of Health. We have entered into a clinical trials agreement with the NIH pursuant to which the NIH, with our cooperation, will conduct a clinical trial of our strep throat vaccine candidate. In addition, during 1999, we received two Phase I SBIR grants from the NIH to support our vaccine and anti infectives development programs.

      Wyeth-Ayerst. We have entered into a collaborative research and license agreement with Wyeth-Ayerst in connection with the discovery and development of anti-infectives for the treatment of gram-positive bacterial infections. Pursuant to the agreement, Wyeth-Ayerst provided funding for a joint research and development program, subject to certain milestones, through September 30, 1999 and is responsible for additional milestone payments. We are currently negotiating with Wyeth-Ayerst to expand their funding support of the development program.

      Washington University. We entered into a research collaboration and worldwide license agreement with Washington University pursuant to which we obtained the right and license to make, use and sell antibiotic products based on gram-negative technology for all human and veterinary diagnostic and therapeutic uses. The license covered five pending United States patent applications and corresponding foreign patent applications. The agreement generally required us to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and we were responsible for certain milestone payments and for the costs of filing and prosecuting patent applications. Pursuant to the agreement, we agreed to provided funding to Washington University for sponsored research through February 6, 2001, with exclusive license rights to all inventions and discoveries resulting from this research. During 1999 a dispute arose between the parties regarding their respective performance under the agreement. In February 2000, the parties reached a settlement agreement and mutual release of their obligations under the research collaboration agreement. Under the terms of the settlement, we are released from any further payments to the University and have disclaimed any rights to the patents licensed under the original agreement. As part of the settlement agreement, we entered into a non-exclusive license to certain patents covered in the original agreement.

      Chiron. We entered into a collaborative research agreement with Chiron regarding research toward the development of mucosal vaccines against HIV. The agreement expired on December 31, 1999 and has not been renewed.

      Abbott Laboratories. In February 2000 we entered into an option agreement with Ross. In the agreement, we granted Ross an exclusive option to negotiate an exclusive license to certain of our technology and patents for use in the treatment of sexually transmitted diseases. In exchange for the option, Ross will make payments to us against certain product development milestones.

      Open-i Media. We entered into an agreement with Open-i in October 1999 for the development and acquisition of the source code for a client/server chat and instant messaging Internet application. As development milestones are reached, we will pay Open-i a combination of $200,000 cash and 125,000 shares of common stock. In March 2000 we entered into a second agreement with Open-i for additional Internet development service and consultation. Open-I will receive $280,000 in cash and shares of common stock against certain development milestones that they will achieve during the year 2000. The number of shares Open-i will receive will depend on the closing sales price of the our common shares at the time the milestone is achieve. In the aggregate, they will receive a total of $125,000 in stock at a price equal to the fair market value of our common stock at the time the milestone is achieved.

Intellectual Property and Proprietary Rights

      Protection of our proprietary compounds and technology is essential to our business. Our policy is to seek, when appropriate, protection for our lead compounds and certain other proprietary technology by filing patent applications in the United States and other countries. We have licensed the rights to seven issued United States patents and one issued European patent. We have also licensed the rights to one allowed United States patent application, four pending United States patent applications as well as corresponding foreign patent applications. We are joint owner with Washington University of one issued, one allowed application, and one pending application as well as foreign counterparts. We are also exclusive owner of three pending U.S. applications based on research out of our facility in Oregon.

      The patents and patent applications licensed us relate to all of the core technology used in the development of our leading product candidates, including the mucosal vaccine delivery system, the SPEX protein expression system for producing biopharmaceutical products, the protective streptococcal antigens and the antibiotic development target, as well as a variety of early stage research projects. Each of our products represented by each of the patents is in a very early stage in its development process.

      We also rely upon trade secret protection for our confidential and proprietary information. No assurance can be given that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets.

Government Regulation

      Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any biopharmaceutical products that we may develop. The nature and the extent to which such regulation may apply to us will vary depending on the nature of any such products. Virtually all of our potential biopharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources.

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

      Once the product is approved for sale, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor continuously a product's usage and its effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained. Other countries in which any products developed by us may be marketed could impose a similar regulatory process.

Competition

      The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include most of the major pharmaceutical companies, which have financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors include Cubist Pharmaceuticals, Inc., Corixa Coproration, Microcide Pharmaceuticals, Inc., ID Vaccines Ltd., Actinova PLC, and Antex Biologics, Inc. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. There can be no assurance that our competitors will not succeed in developing products that are more effective or less costly than any which are being developed by us or which would render our technology and future products obsolete and noncompetitive.

      The Internet is characterized by rapidly evolving technology and intense competition. Our competitors include some of the largest and most successful Internet companies formed to date which have financial, technical and marketing resources significantly greater than those of Siga. These competitors include America Online Inc., Microsoft Corporation, CMGI Inc, Hypernix Technologies Ltd, MultiMate.net Inc. and Cahoots, Inc. There can be no assurance that our competitors will not succeed in developing products that are more effective or less costly than any which are being developed by us or which would render our technology and future products obsolete and non-competitive.

Human Resources and Facilities

      As of March 20, 2000 we had 17 full time employees. Our employees are not covered by a collective bargaining agreement and we consider our employee relations to be excellent.

Item 2. Properties

      Our headquarters and Internet operation are located in New York, New York and our biopharmaceutical research and development facilities are located in Corvallis, Oregon. In New York, we lease approximately 5,200 square feet under a lease that expires in November 2002. In Corvallis, we lease approximately 10,000 square feet under a lease that expires in December 2004.

Item 3. Legal Proceedings

In February of 1998, we entered into a research collaboration and license agreement with Washington University. Under the terms of the agreement, we were granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments equal to a certain percentage of net sales of products incorporating the licensed technology, and certain milestone payments. In addition, we agreed to sponsor further research by the University for the development of the licensed technology. In July 1997, we entered into a separate consulting agreement with a faculty member of the University. A dispute arose between Siga and the University and the consultant regarding, among other things, the performance of the parties under the agreements. In May 1999, the University sent us notice of intent to terminate the agreement in 90 days claiming certain payments were not made. It was our position that, among other things, such payments are not owed due to the University's failure to perform. Under the arbitration clause of the agreement, the University, in July 1999, commenced an arbitration seeking an award in the amount of $230,000. We also commenced an arbitration seeking a determination that such amount is not owed the University and seeking our own award of $5 million. In February 2000 the parties reached a settlement agreement and mutual release of their obligations under the research collaboration and licensing agreement entered into in February of 1998. Further, all personal consulting agreements between Siga and Washington University faculty members and employees were also terminated. Under the terms of the settlement agreement any payments owed by Siga under the research collaboration and licensing agreement are cancelled. In addition, all payments owed faculty members under consulting agreements are also cancelled. The University will reimburse Siga $37,037 for certain patent expenses incurred under the research collaboration. We have disclaimed any rights to patents licensed under the February 1998 agreement. however, if the University successfully commercializes any of the patents, they agree to pay Siga licensing revenue arising from products commercialized. As part of the settlement agreement and mutual release Siga and the University entered into a non-exclusive license of certain patents that were part of the research collaboration

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     Part II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

  Price Range of Common Stock

      Our common stock has been traded on the Nasdaq SmallCap Market since September 9, 1997 and trades under the symbol "SIGA." Prior to that time there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock, as reported on the Nasdaq SmallCap Market.

                                   Price Range

1998                                                    High         Low

First Quarter                                          $4.88        $4.00
Second Quarter                                         $4.53        $3.88
Third Quarter                                          $3.63        $1.13
Fourth Quarter                                         $2.88        $1.06

1999                                                    High         Low

First Quarter                                          $1.88        $1.03
Second Quarter                                         $1.44        $0.81
Third Quarter                                          $1.41        $0.69
Fourth Quarter                                         $2.09        $0.97

      As of March 20, 2000, the closing sales price of our common stock was $6.50 per share. There were 34 holders of record as of March 20, 2000. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of common stock is held in broker "street names."

      We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. We are not under any contractual restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Sales of Unregistered Securities

      On January 31, 2000 we completed a private placement of an aggregate principal amount of $1,500,000 6% convertible debentures and 1,043,478 warrants. We received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds. The debentures are convertible into common stock at $1.44 per share. The warrants have a term of five years and are exercisable at $3.41 per share. Under certain circumstances, we can redeem the shares.

      On March 28, 2000 we completed a private placement of an aggregate of 600,000 shares of common stock and 450,000 warrants. We received net proceeds of $2,883,000 from the total gross proceeds of $3,000,000. The warrants have a term of three years; 210,000 warrants are exercisable at $5.00 per share, 120,000 are exercisable at $6.375 per share and 120,000 are exercisable at $6.90 per share.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

      We are a development stage, technology company, whose primary focus is in biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. In October of 1999, we began the development of a strategic alternative outside the biotechnology area with an agreement with Open-i Media, Inc. ("Open-i"), a New York based software and web developer to develop an instant messenger product. Since inception through December 31, 1999, we have sustained cumulative net losses of $14,651,980, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for our common stock. In addition, a non-cash charge of $450,450 was incurred for stock option and warrant compensation expense. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through December 31, 1999, research and development expenses amounted to $7,666,981, patent preparation and prosecution expenses totaled $1,130,844, general and administration expenses amounted to $7,413,056. From inception through December 31, 1999 revenues from research and development agreements and government grants totaled $1,644,561.

      In October of 1999, we entered into an agreement with Open-i for the development and acquisition of the source code for a client/server chat and instant messaging application. Through December 31, 1999, we have paid Open-i $100,000 of the total $200,000 cash development cost and 25,000 shares of the total 125,000 shares due under the terms of the agreement. Through December 31, 1999 we have incurred expenses of approximately $316,547, including payments to Open-i, for the development of our instant messenger product. We expect to continue to incur substantial costs in the future associated with the development and marketing of our Internet product. General and administrative expenses needed to support the product development and marketing effort are also expected to be substantial.

      At the time we announced our decision to develop our instant messenger product, we also announced that we would consolidate our biotechnology assets and operations in our research facility in Corvallis Oregon. Our goal is to fund our ongoing vaccine and antibiotic programs through a combination of government grants, corporate partnerships and strategic alliances. No assurance can be given that we will be successful in obtaining funds from these sources. Until such relationships are established, we expect to continue to incur significant research and development costs and cost associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials, research and development will continue to be significant in the future.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Results of Operations

Twelve Months ended December 31, 1999, December 31, 1998 and December 31, 1997

      Revenues from grants and research and development contracts were $519,561 for the twelve months ended December 31, 1999 compared to $450,000 for the same period of 1998, and $675,000 for the twelve months ended December 31, 1997. The approximate 15.5% increase in revenue is due to the receipt of two Small Business Innovation Research (SBIR) grants from the National Institutes of Health (NIH) that generated $182,061 in revenue for 1999. The receipt of grant income more than offset the $112,500 decline in revenues received under an agreement entered into in July of 1997 with Wyeth-Ayerst, under which we received certain payments for research and development activities sponsored by Wyeth-Ayerst. The approximate 33.3% decline in revenue for the twelve months ended December 31, 1998 compared to the same period of 1997 reflects a $300,000 one time up front payment made by Wyeth-Ayerst at the time the agreement was entered into in July of 1997.

      Research and development expenses decreased to $1,672,778 for the twelve months ended December 31, 1999 from $4,385,213 for the same period in 1998. Research and development spending in the twelve months ended December 31, 1997 were $946,785. The approximate 61.9% decrease in spending from 1998 compared to 1999, is primarily the result of a reduction in activity with higher cost third party entities, including sponsored research at universities, in favor of performing the work at our research facility in Corvallis, Oregon. We also incurred a non-cash charge for the twelve months ended December 31, 1998 of $1,457,458 for research and development costs associated with the acquisition of certain technology from MedImmune, Inc. in exchange for 335,530 shares of our common stock. In the year ended December 31, 1999, we spent approximately $137,500 in development spending on Internet product development. The $3,438,428 increase in spending in 1998 compared to 1997 reflects the non-cash charge for research and development costs associated with the acquisition of technology, combined with the high level of activity of sponsored research programs with universities, the start-up costs of our research facility, higher levels of third party production of product for clinical trials and the clinical management expenses associated with those trials.

      General and administrative expenses decreased approximately 18% for the twelve months ended December 31, 1999 to $2,284,790 from $2,784,763 for the twelve months ended December 31, 1998. The reduction in spending is the result of a reduction in general and administrative compensation combined with a decline in the use of consultants and lower reduced travel expense. In 1999 approximately $179,047 of the expenses incurred were associated with our initial efforts in developing our instant messenger product. General and administrative expenses for the twelve months ended December 31, 1998 were 79% above the $1,554,686 level for the twelve month period ending December 31, 1997. The increase was due to an increase in staff, higher accounting and legal expenses associated with being a public company, and higher spending levels needed to support our expanded research and development effort.

      Patent preparation expense of $193,567 for the twelve months ended December 31, 1999 was 1.8% lower than the $197,071 incurred for the twelve months ending December 31, 1998. The relatively flat spending is primarily the result of maintenance of the existing technology patent portfolio rather than the addition of new technology. Patent expenses for the year ended December 31, 1998 were approximately 31% below the spending levels for 1997. The decline from 1997 to 1998 reflects the redirection of our activity away from technology and patent acquisition to the development of potential products from the patents and technology acquired by us in prior years. Our patent efforts are directed at supporting the existing technology and development of patents on technology developed directly by us.

      In the twelve months ended December 31, 1999 we incurred expenses of $97,696 resulting from the settlement of litigation with a university where we had been sponsoring research. The settlement expenses are for the transfer of title to the university of certain fixed assets as part of the settlement agreement. No such expenses were incurred in 1998 or 1997.

      Total operating loss for the twelve months ended December 31, 1999 was $3,729,543, an approximate 46% decrease from the $6,931,453 loss incurred for the twelve months ended December 31, 1998. The decrease in the operating loss is the result of a modest increase in revenue combined with a material reduction in research and development spending as well as lower general and administrative expenses as described above. Excluding the $1,457,458 the one-time charge associated with our purchase of certain technology from MedImmune, the decrease in the 1999 operating loss was approximately 32% from 1998. The approximate $6.9 million operating loss incurred in the twelve months ended December 31, 1998 was 218% greater than the approximately $2.2 million loss for 1997. The increased loss was primarily the result of higher research and development expenses along with an increase in general and administration spending to support the increased level of research and development activity.

      Net interest income for the twelve months ended December 31, 1999 was $26,383 an approximate 93% decrease from income of $379,788 in the twelve months ended December 31, 1998. The lower level of net interest income is the result of the decrease in the cash available for investment in the current year period as the funds raised in our September 1997 initial public offering (IPO) were expended in accordance with our development plan combined with higher levels of interest expense associated with the equipment leases. For the twelve months ended December 31, 1997 we incurred net interest expense of $12,378. The improvement to interest income of $379,788 for the twelve months ended December 31, 1998 is the result of repayment of debt outstanding at the time of our IPO and the investment of the proceeds of the offering. We recorded a net gain of $66,660 for the twelve months ended December 31, 1999 from the sale of certain securities held for investment purposes. No such income was received in the years ending December 31, 1998 and 1997.

      Net loss per common share of $.55 for the twelve months ended December 31, 1999 was 45% less than the $1.00 loss per share for the twelve months ended December 31, 1998. The improvement in the loss per share is the result of increased revenues, lower research and development and general and administrative expenses. The $1.00 loss for 1998 was approximately 92% greater than the net loss per share of $.52 incurred for 1997. The increase in the loss per share in 1998 was the result of lower revenues, and higher levels of spending as described above, partially offset by the 55% increase in the weighted average number of shares outstanding due to the IPO and the issuance of the 335,530 shares to MedImmune. Excluding the one-time write-off of in-process research and development associated with the MedImmune transaction, the increase in the net loss per share is reduced to 48%.

Liquidity and Capital Resources

      As of December 31, 1999 we had $1,758,541 in cash and cash equivalents and $1,163,214 of net working capital. In July, August and September of 1998 we sold certain laboratory equipment, computer equipment and furniture to a third party, for $493,329, $385,423 and $260,333, respectively, under sale/leaseback arrangements. The leases have a term of 42 months and require minimum monthly payments of $13,171, $10,290 and $6,950, respectively. We have an option to purchase the equipment for Fair Market Value (defined in the agreement as 15% of original cost) at the end of the lease. In July of 1997 we entered into a collaborative research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, we have granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. If certain milestones are met, the agreement requires Wyeth-Ayerst to sponsor further research by us for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments to Siga. Through December 31, 1999 we have received a total of $1,462,500 from Wyeth-Ayerst. In July and October of 1999 we were awarded SBIR grants from the NIH. The grant received in July was for a six month program for a total of $109,072. As of December 31, 1999 we had received $86,243. The October grant is a twelve month program for a total of $293,466, of which, $48,248 was received at December 31, 1999. The remaining $268,047 due under the grants is scheduled to be received during the twelve months ending December 31, 2000.

      In January of 2000 we sold an aggregate principal amount of $1,500,000 6% convertible debentures due January 2002 with warrants to purchase 1,043,478 shares of common stock. We received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds. The interest on the debentures is payable in either cash or stock at our discretion. The debentures are convertible into common stock at $1.44 per share. The warrants have a term of five years and are exercisable at $3.41 per share. Under certain circumstances, we can redeem the warrants.

      In February of 2000 we entered into an Option Agreement with the Ross Products Division of Abbott Laboratories (Ross). The Agreement grants Ross an exclusive option to negotiate an exclusive license to certain Siga technology and patents. In exchange for the Option, Ross will make payments to us totaling $120,000, $40,000 of which was paid upon signing. The remainder will be paid in $40,000 installments against certain milestones.

      On March 28, 2000 we completed a private placement of an aggregate of 600,000 shares of common stock and 450,000 warrants. We received net proceeds of $2,883,000 from the total gross proceeds of $3,000,000. The warrants have a term of three years; 210,000 warrants are exercisable at $5.00 per share, 120,000 are exercisable at $6.375 per share and 120,000 are exercisable at $6.90 per share

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately through the end of the second quarter of 2001. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these sources or if obtained on commercially reasonable terms.

      Our working capital and capital requirements will depend upon numerous factors, including progress of the development of our instant messenger product and the success of the product in the market, pharmaceutical research and development programs; pre-clinical and clinical testing; timing and cost of obtaining regulatory approvals; levels of resources that we devote to the development of manufacturing and marketing capabilities; technological advances; status of competitors; and our ability to establish collaborative arrangements with other organizations.

The Year 2000

      To date, we have not experienced any disruptions in our operations as a result of the impact of the year 2000 on the ability of our computerized information systems to accurately process information that may be date sensitive. In addition, there has not been any impact on our operations from disruptions that may have occurred at third parties due to the year 2000.

Risk Factors That May Affect Results of Operations and Financial Condition

      We have incurred operating losses since our inception and expect to incur net losses and negative cash flow for the foreseeable future. We incurred net losses of $2.2 million for the year ended December 31, 1997, $6.6 million for the year ended December 31, 1998 and $3.6 million for the year ended December 31, 1999. As of December 31, 1999 and December 31, 1998, our accumulated deficit was $14.7 million and $11.0 million, respectively. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

      We cannot guarantee that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially and adversely affected. Because our strategy includes acquisitions of other businesses, acquisition expenses and any cash used to make these acquisitions will reduce our available cash.

      We are in various stages of product development and there can be no assurance of successful commercialization. Our research and development programs are at an early stage of development. The United States Food and Drug Administration has not approved any of our biopharmaceutical product candidates. Any drug candidates developed by us will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial sale. We cannot be sure our approach to drug discovery will be effective or will result in the development of any drug. We cannot expect that any drugs that do result from our research and development efforts will be commercially available for many years.

      We have limited experience in conducting pre-clinical testing and clinical trials. Even if we receive initially positive pre-clinical results, such results do not mean that similar results will be obtained in the later stages of drug development, such as additional pre-clinical testing or human clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that none of our drug candidates will or can:

      o     be safe, non-toxic and effective;

      o     otherwise meet applicable regulatory standards;

      o     receive the necessary regulatory approvals;

      o     develop into commercially viable drugs;

      o     be manufactured or produced economically and on a large scale;

      o     be successfully marketed;

      o     be reimbursed by government or private consumers; and

      o     achieve customer acceptance.

      In addition, third parties may preclude us from marketing our drugs through enforcement of their proprietary rights. Or, third parties may succeed in marketing equivalent or superior drug products. Our failure to develop safe, commercially viable drugs would have a material adverse effect on our business, financial condition and results of operations.

      We face difficulties typically encountered by development stage companies in new and rapidly evolving markets because of our new Internet initiative. We have recently begun developing PeerFinder(TM), a third generation instant messenger. An investor purchasing our common stock must therefore consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, such as online commerce. These risks include our ability to:

      o     develop our web site;

      o     acquire rights to content for our web site;

      o     create a customer base;

      o respond to changes in a rapidly evolving and unpredictable business environment;

      o     maintain current and develop new strategic relationships;

      o     manage growth;

      o     continue to develop and upgrade our technology; and

      o     attract, retain and motivate qualified personnel.

We cannot assure you that any services or products developed by us, independently or with collaborative partners, will achieve market acceptance.

      We may be subject to additional litigation and infringement claims. The technology that we use to develop our products, and those that we incorporate in our products, may be subject to claims that they infringe the patents or proprietary rights of others. The risk of this occurring will tend to increase as the biotechnology and software industries expand, more patents are issued and other companies attempt to develop mucosal vaccines and anti-infectives programs.

      As is typical in the biotechnology and software industries, we have received, and we will probably receive in the future, notices from third parties alleging patent infringement. We believe that we are not infringing the patent rights of any such third party.

      We may, however, be involved in future lawsuits alleging patent infringement or other intellectual property rights violations. In addition, litigation may be necessary to:

      o     assert claims of infringement;

      o     enforce our patents;

      o     protect our trade secrets or know-how; or

      o determine the enforceability, scope and validity of the proprietary rights of others.

      We may be unsuccessful in defending or pursuing these lawsuits. Regardless of the outcome, litigation can be very costly and can divert management's efforts. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties' patents or proprietary rights. We may also be restricted or prevented from manufacturing or selling our products. Further, we may not be able to obtain the necessary licenses on acceptable terms, if at all.

      We may have difficulty managing our growth. We expect to continue to experience significant growth in the number of our employees and the scope of our operations. This growth has placed, and may continue to place, a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems and to hire, train and manage our employees.

      We depend on key employees in a competitive market for skilled personnel. We are highly dependent on the principal members of our management, operations and scientific staff, including Joshua D. Schein, our Chief Executive Officer. The loss of any of these persons' services would have a material adverse effect on our business. We have entered into employment agreements with seven individuals who we consider to be "Key Employees." We do not maintain a key person life insurance policy on the life of any employee.

      Our future success also will depend in part on the continued service of our key scientific, software, bioinformatics and management personnel and our ability to identify, hire and retain additional personnel, including customer service, marketing and sales staff. We experience intense competition for qualified personnel. We may not be able to continue to attract and retain personnel necessary for the development of our business.

      Our activities involve hazardous materials and may subject us to environmental regulatory liabilities. Our biopharmaceutical research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources.

      We believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material additional capital expenditures for environmental control facilities in the near term. However, we may have to incur significant costs to comply with current or future environmental laws and regulations.

      We could still face problems related to the year 2000 issue. To date, we have not experienced any impairment in our internal operations with the year 2000 issue. Nevertheless, computer experts have warned that there may still be residual consequences stemming from the change in centuries and, if these consequences become widespread, they could result in claims against us, increased operating expenses and other business interruptions. We have not developed any specific contingency plan for year 2000 issues.

Item 7.     Financial Statements and Supplementary Data

            The financial statements required by Item 7 are included in this Annual Report beginning on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Name                       Age   Position
----                       ---   --------
Joshua D. Schein, Ph.D.    39    Chief Executive Officer, Secretary and Director
Judson A. Cooper           41    Chairman of the Board, Executive Vice President
Thomas N. Konatich         54    Chief Financial Officer and Treasurer
Dennis E. Hruby, Ph.D.     48    Vice President of Research
Scott Eagle                40    Director
Thomas Lanier              40    Director
Jeffrey Rubin              32    Director

      Joshua D. Schein, Ph.D. has served as our Chief Executive Officer since August 1998 and as acting Chief Executive Officer from April 1998 to August 1998. Dr. Schein has also served as Secretary and a Director since December 1995. Dr. Schein served as Chief Financial Officer from December 1995 until April 1998. From December 1995 to June 1998, Dr. Schein was a Director of DepoMed, Inc. a publicly traded biotechnology company. From January 1996 to August 1998, Dr. Schein was an executive officer and a director of Virologix Corporation, a private biotechnology company. From June 1996 to September 1998, Dr. Schein was an executive officer and a director of Callisto Pharmaceuticals, Inc. From 1994 to 1995, Dr. Schein served as a Vice President of Investment Banking at Josephthal, Lyon and Ross, Incorporated, an investment banking firm. From 1991 to 1994, Dr. Schein was a Vice President at D. Blech & Company, Incorporated, a merchant and investment banking firm focused on the biopharmaceutical industry. Dr. Schein received a Ph.D. in neuroscience from the Albert Einstein College of Medicine and an MBA form the Colombia Graduate School of Business. Dr. Schein is a principal of Prism Ventures LLC ("Prism"), a privately held limited liability company.

      Judson A. Cooper has served as our Chairman of the Board of Directors since August 1998 and as acting Chairman of the Board from April 1998 to August 1998. Mr. Cooper has also served as a Director since December 1995 and Executive Vice President since November 1996. From December 1995 until November 1996 Mr. Cooper served as President. From August 1995 to June 1998, Mr. Cooper was a Director of DepoMed, Inc., a publicly traded biotechnology company. From January 1996 to August 1998, Mr. Cooper was an executive officer and a director of Virologix Corporation, a private biotechnology company. From June 1996 to September 1998, Mr. Cooper was an executive officer and a director of Callisto Pharmaceuticals, Inc. Mr. Cooper was a private investor from September 1993 to December 1995. From 1991 to 1993, Mr. Cooper served as a Vice President of D. Blech & Company, Incorporated. Mr. Cooper is a graduate of the Kellog School of Management. Mr. Cooper is a principal of Prism Ventures LLC ("Prism"), a privately held limited liability company.

      Thomas N. Konatich has served as Chief Financial Officer and Treasurer since April 1, 1998. From November 1996 through March 1998, Mr. Konatich served as Chief Financial Officer and a Director of Innapharma, Inc., a privately held pharmaceutical development company. From 1993 through November 1996, Mr. Konatich served as Vice President and Chief Financial Officer of Seragen, Inc., a publicly traded biopharmaceutical development company. From 1988 to 1993, he was Treasurer of Ohmicron Corporation, a venture capital firm. Mr. Konatich has an MBA from the Columbia Graduate School of Business.

      Dennis F. Hruby, Ph.D. has served as Vice-President of Research since April 1,1997. From January 1996 through March 1997, Dr. Hruby served as a senior scientific advisor to Siga. Dr. Hruby is a Professor of Microbiology at Oregon State University, and from 1990 to 1993 was Director of the Molecular and Cellular Biology Program and Associate Director of the Center for Gene Research and Biotechnology. Dr. Hruby specializes in virology and cell biology research, and the use of viral and bacterial vectors to produce recombinant vaccines. He is a member of the American Society of Virology, the American Society for Microbiology and a fellow of the American Academy of Microbiology. Dr. Hruby received a Ph.D. in microbiology from the University of Colorado Medical Center and a B.S. in microbiology from Oregon State University.

      Scott Eagle has been a Director since January 2000. Mr. Eagle has been, since November 1998, Vice President of Marketing at Gator.com, where he manages the marketing team and oversees business development and partnership activities. Prior to joining Gator.com, Mr. Eagle was the Vice President of Marketing at Concentric Network Corporation from 1996 to 1998. Before Concentric, from 1993 to 1996, Mr. Eagle served as Vice President of Marketing at MFS Communications where he launched regional marketing campaigns for the start-up MFS Intelnet subsidiary. Mr. Eagle began his career at Proctor and Gamble in marketing and new product development for the consumer package goods, managing brands such as Formula 44 and Chloraseptic. Mr. Eagle holds a B.S. from the University of Pennsylvania, Wharton School.

      Thomas Lanier has been a Director since January 2000. Since 1996, Mr. Lanier has been an International Advisor for the U.S. Department of the Treasury during which time he co-wrote the U.S. Treasury's guide to external debt issuance for emerging market borrowers. From 1988 until 1996 Mr. Lanier worked for Chemical Bank as a U.S. Government Bond Trader (1988-1993), Emerging Markets Salesperson (1993-1994) and Emerging Markets Debt Trader (1994-1996). In 1981 Mr. Lanier graduated form the United States Military Academy at West Point with a Bachelor of Science Degree and prior to leaving the Army in 1986, also graduated from the U.S. Army Airborne School and the U.S. Army Flight School as well as planning, organizing and controlling logistical operations on an international project for the Army Chief of Staff. In 1998, Mr. Lanier received a Masters of Business Administration with an emphasis in finance and marketing from the Fuqua School of Business, Duke University.

      Jeffrey Rubin has been a director since November 1998. Mr. Rubin is Principal and Managing Director of The Whitestone Group, an asset management and investment banking firm he formed in January 1998. From 1994 to 1997, Mr. Rubin was founder and a director of the Fastcast Corporation, a company specializing in optical technologies. From 1989 to 1994, Mr. Rubin was a Vice President of American European Corporation, an import/export company. Mr. Rubin received a Bachelor of Arts degree in 1989 from the University of Michigan.

Item 10. Executive Compensation

      The following table sets forth the total compensation paid or accrued for the years ended December 31, 1999, 1998 and 1997 for Siga's Chief Executive Officer and its four most highly compensated executive officers, other than its Chief Executive Officer, whose salary and bonus for the fiscal year ended December 31, 1999 were in excess of $100,000.

                           Summary Compensation Table

                                             Annual Compensation

                                                                              Long-Term
                                                                            Compensation
                                                        Other Annual          Securities
                                                        Compensation      Underlying Options(#)

Name and Principal Position          Year    Salary ($)     ($)

Joshua D. Shein, Ph.D.,  Chief       1999     225,000         --                150,000
Executive Officer and Director
                                     1998     170,940         --                 16,667

                                     1997     154,616         --                 16,667

Judson A. Cooper, Executive Vice     1999     225,000         --                150,000
President and Director
                                     1998     170,939         --                 16,667

                                     1997     154,616         --                 16,667

Dennis E. Hruby, Ph.D., Vice         1999     170,000         --                     --
President of Research
                                     1998     167,148         --                 40,000

                                     1997      78,549      27,366 (1)            10,000

Thomas N. Konatich, Chief            1999     170,000         --                     --
Financial Officer
                                     1998     120,172         --                 95,000

(1) Consisting of the value of common stock issued at fair market value.

Option Grants for the Year Ended December 31, 1999

      The following table sets forth grants of stock options to Siga's Chief Executive Officer and its four most highly compensated executive officers, other than its Chief Executive Officer, for the year ended December 31, 1999. The exercise price per share of each option was equal to the fair market value at the time of the grant. The potential realizable value is calculated based on the term of the option at its time of grant ,10 years. It is calculated assuming that the fair market value of common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect Siga's estimate of future stock price growth.

                            Option Grants in Last Fiscal Year

                                     Individual Grants
                     ----------------------------------------------
                                  Percent
                                  of Total                                 Potential
                                   Options                             Realizable Value
                                   Granted                             at Assumed Annual
                     Number of       to                                 Rates of Stock
                     Securities   Employees   Exercise                      Price
                     Underlying      in         Price                  Appreciation for
                     Options       Fiscal       per                    -----------------
                     Granted        Year       Share     Expiration      Option Term
Name                    (#)        (%)(1)      ($/SH)       Date       5%($)     10%($)
----                    ---        ------      ------       ----       -----     ------
Joshua D. Schein     150,000        25.0       1.125      11/11/09    274,876   437,694
Judson A. Cooper     150,000        25.0       1.125      11/11/09    274,876   437,694

(1) Based on options to purchase an aggregate of 600,000 shares of common stock granted under the Amended 1996 Incentive and Non-Qualified Stock Option Plan.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table provides certain summary information concerning stock options held as of December 31, 1999 by Siga's Chief Executive Officer and its four most highly compensated executive officers, other than its Chief Executive Officer. No options were exercised during fiscal 1999 by any of the officers.

                         Number of Securities           Value of Unexercised
                        Underlying Unexercised          In-The-Money Options
                               Options#               at Fiscal Year-End($)(1)
                     ------------------------------  ---------------------------
Name                  Exercisable   Unexercisable     Exercisable  Unexercisable
----                  -----------   -------------     -----------  -------------

Joshua D. Schein        87,501        112,500           18,750        56,250
Judson A. Cooper        87,501        112,500           18,750        56,250
Dennis Hruby            15,000         35,000                0             0
Thomas N. Konatich      23,750         71,250                0             0

      (1) Based upon the closing price on December 31, 1999 as reported on the Nasdaq SmallCap Market and the exercise price per option.

Stock Option Plan

      As of January 1, 1996, we adopted our 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan"), pursuant to which stock options may be granted to key employees, consultants and outside directors.

      The Plan is administered by a committee (the "Committee") comprised of disinterested directors. The Committee determines persons to be granted stock options, the amount of stock options to be granted to each such person, and the terms and conditions of any stock options as permitted under the Plan. The members of the Committee are Scott Eagle and Jeffrey Rubin.

      Both Incentive Options and Nonqualified Options may be granted under the Plan. An Incentive Option is intended to qualify as an incentive stock option within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Any Incentive Option granted under the Plan will have an exercise price of not less than 100% of the fair market value of the shares on the date on which such option is granted. With respect to an Incentive Option granted to an employee who owns more than 10% of the total combined voting stock of Siga or of any parent or subsidiary of Siga, the exercise price for such option must be at least 110% of the fair market value of the shares subject to the option on the date the option is granted. A Nonqualified Option (i.e., an option to purchase common stock that does not meet the Code's requirements for Incentive Options) must have an exercise price of at least the fair market value of the stock at the date of grant.

      The Plan, as amended, provides for the granting of options to purchase 1,500,000 shares of common stock, of which 1,130,561 options were outstanding as of December 31, 1999.

Employment Contracts and Directors Compensation

      Dr. Joshua Schein, our Chief Executive Officer, was employed under an agreement through December 31, 1999 which had a base annual salary of $225,000 and granted him 16,667 options per year, exercisable at the fair market value on the date of the grant. In January 2000 he entered into a new employment agreement with Siga which expires January 2005 and is cancelable by Siga only for cause, as defined in the agreement. The agreement is renewable for additional one year terms unless cancelled by either party in writing 180 days prior to cancellation. Dr. Schein receives an annual base salary of $250,000 and he was granted 500,000 fully vested stock options upon signing the new agreement. The options are exercisable at $2.00 per share, the fair market value on the date of grant. He is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. In addition, Dr. Schein will receive a cash payment equal to 1.5% of the total consideration received by Siga in a transaction resulting in a change of ownership of at least 50% of the outstanding Siga common stock.

      Judson Cooper, our Chairman of the Board of Directors, was employed under an employment agreement through December 31, 1999 which had a base annual salary of $225,000 and granted him 16,667 options per year, exercisable at the fair market value on the date of the grant. In January 2000 he entered into a new employment agreement which expires January 2005 and is cancelable by Siga only for cause, as defined in the agreement. The agreement is renewable for additional one year terms unless cancelled by either party in writing 180 days prior to cancellation. Mr. Cooper receives an annual base salary of $250,000 and he was granted 500,000 fully vested stock options upon signing the new agreement. The options are exercisable at $2.00 per share, the fair market value on the date of grant. He is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. In addition, Mr. Cooper will receive a cash payment equal to 1.5% of the total consideration received by Siga in a transaction resulting in a change of ownership of at least 50% of the outstanding Siga common stock.

      Thomas Konatich, Chief Financial Officer, is employed by Siga under an employment agreement that was to expire April 1, 2000. On January 19, 2000 the employment agreement was amended, the amended agreement expires on January 19, 2002 and is cancelable by Siga only for cause, as defined in the agreement. Mr. Konatich receives an annual base salary of $170,000. He received options to purchase 95,000 shares of common stock, at $4.44 on April 1, 1998. The options vest on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. On January 19, 2000 he received an additional grant to purchase 100,000 shares at an exercise price of $2.00 per share. The options vest on a pro rata basis each quarter through January 19, 2002. Mr. Konatich is also eligible to receive additional stock options and bonuses at the discretion of the Board of Directors.

      Dr. Dennis Hruby, Vice President of Research, has an employment agreement with Siga which expires on December 31, 2000 except that it may be terminated upon 90 days notice. Dr. Hruby received options to purchase 40,000 shares of common stock at an exercise price of $4.63 per share. The options become exercisable on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. Dr. Hruby is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 31, 1999 of (i) each person known to Siga to beneficially own more than 5% of the common stock, (ii) each director of Siga, (iii) each executive officer of Siga for whom information is given in the Summary Compensation Table, and (iv) all directors and executive officers of Siga as a group.

Name and Address of             Amount of Beneficial
Beneficial Owner (1)                Ownership (2)           Percentage of Total
--------------------                -------------           -------------------

Judson Cooper                          569,117(3)                  8.5%

Joshua D. Schein, Ph.D                 566,017(3)                  8.4%

Steven M. Oliveira                     421,516                     6.4%
129 Post Road East
Westport, CT 06880

Richard B. Stone                       414,915                     6.3%
135 East 57th Street
11th Floor
New York, NY 10022

MedImmune Inc.                         335,530                     5.1%

Jeffrey Rubin                                0                      *

Thomas Lanier                                0                      *

Scott Eagle                                  0                      *

Dennis Hruby                            65,000                      *

Thomas N. Konatich                      23,750                      *

All Officers and Directors           1,223,884                    17.9%
as a group (seven persons)(4)

*     Less than 1% of the outstanding shares of common stock.

(1) Unless otherwise indicated the address of each beneficial owner identified is 420 Lexington Avenue, Suite 620, New York, NY 10170.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given dated which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes currently exercisable options to purchase 87,501 shares of common stock owned directly and 50% beneficial ownership of 12,500 additional options held by Prism Ventures LLC, an entity jointly owned by Mr. Cooper and Dr. Schein.

(4) Includes an aggregate of 226,252 currently exercisable options to purchase shares of common stock.

Item 12. Certain Relationships and Related Transactions

      Effective January 15, 1998, we entered into a consulting agreement with Prism Ventures LLC pursuant to which Prism has agreed to provide certain business services to Siga, including business development, operations and other advisory services, licensing, strategic alliances, merger and acquisition activity, financings and other corporate transactions. Pursuant to the terms of the agreement, Prism receives an annual fee of $150,000 and 16,667 stock options per year. The agreement expires on January 15, 2001, and is cancelable by Siga only for cause as defined in the agreement. Mr. Cooper and Dr. Schein are the members of Prism. In October of 1998, Siga and Prism agreed to suspend the agreement for as long as the two principals are employed by Siga under the provisions of their amended employment agreements. During 1999, Prism received no payments pursuant to the agreement.

      Effective September 9, 1999 we entered into a consulting agreement with Stefan Capital, LLC pursuant to which Stefen has agreed to provide certain business services to Siga. Pursuant to the terms of the agreement, Stefen received five year warrants to purchase 100,000 shares of our common stock at an exercise price of $1.00. None of the warrants may be exercised before September 9, 2000, at which time 50,000 warrants can be exercised. Mr. Jeffrey Rubin, one of our directors, is a principal of Stefen.

      Effective January 19, 2000 we entered into a consulting agreement with Mr. Scott Eagle, one of our directors. Mr. Eagle will provide consulting services concerning our strategic review and development of alternate internet and related technologies. The agreement will expire on January 19, 2001. Pursuant to the terms of the agreement, Mr. Eagle has received five year warrants to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share. None of the warrants may be exercised before January 19, 2001.

                                     PART IV

Item 13. Exhibits, Material Agreements and Reports on Form 8-K

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

      4(b) 1996 Incentive and Non-Qualified Stock Option Plan (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

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

      4(e) Stock Purchase Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

      4(f) Registration Rights Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

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

      10(c) Research Support Agreement between the Company and Oregon State
            University, dated as of January 31, 1996(2) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)). Letter Agreement dated as of March 5, 1999 to continue the Research Support Agreement.

      10(d) Options Agreement between the Company and Oregon State University, dated as of November 30, 1999 and related Amendments to the Agreement.

      10(e) Employment Agreement between the Company and Dr. Joshua D. Schein, dated as of January 19, 2000

      10(f) Employment Agreement between the Company and Judson A. Cooper, dated as of January19,2000.

      10(g) Employment Agreement between the Company and Dr. Kevin F. Jones, dated as of January 1, 1996 (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

      10(h) Employment Agreement between the Company and David de Weese, dated as of November 18, 1996(1) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

      10(i) Consulting Agreement between the Company and CSO Ventures LLC, dated as of January 1, 1996 (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

      10(j) Consulting Agreement between the Company and Dr. Vincent A.
            Fischetti, dated as of January 1, 1996 (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

      10(k) Consulting Agreement between the Company and Dr. Dennis Hruby, dated as of January 1, 1996 Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

      10(l) Letter Agreement between the Company and Dr. Vincent A. Fischetti, dated as of March 1, 1996 Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

      10(m) Employment Agreement between the Company and Dr. Dennis Hruby, dated as of April 1, 1997 (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

      10(n) Clinical Trials Agreement between the Company and National Institute of Allergy and Infectious Diseases, dated as of July 1, 1997 (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

      10(o) Research Agreement between the Company and The Research Foundation of State University of New York, dated as of July 1, 1997(2) (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

      10(p) Collaborative Research and License Agreement between the Company and
            American Home Products Corporation, dated as of July 1, 1997(2) (Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement of the Company dated September 2, 1997 (No. 333-23037)).

      10(q) Collaborative Evaluation Agreement between the Company and Chiron
            Corporation, dated as of July 1, 1997 (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

      10(r) Consulting Agreement between the Company and Dr. Scott Hultgren, dated as of July 9, 1997 (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

      10(s) Letter of Intent between the Company and MedImmune, Inc., dated as of July 10, 1997 (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

      10(t) Research Collaboration and License Agreement between the Company and
            The Washington University, dated as of February 6, 1998 (2). (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

      10(u) Settlement Agreement and Mutual Release between the Company and The
            Washington University, dated as of February 17, 2000.

      10(v) Technology Transfer Agreement between the Company and MedImmune,
            Inc., dated as of February 10, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

      10(w) Employment Agreement between the Company and Dr. Dennis Hruby, dated as of January 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997). Amendment to the Agreement, dated as of October 15, 1999.

      10(x) Employment Agreement between the Company and Dr. Walter Flamenbaum, dated as of February 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

      10(y) Employment Agreement between the Company and Thomas Konatich, dated as of April 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997). Extension and Amendment of the Agreement, dated as of January 19, 2000.

      10(z) Consulting Agreement between the Company and Prism Ventures LLC, dated as of January 15, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

     10(aa) Small Business Innovation Research Grant to the Company by the
            National Institutes for Health, dated June 21, 1999.

     10(bb) Small Business Innovation Research Grant to the Company by the
            National Institutes for Health, dated September 27, 1999.

     10(cc) Software Application Development Services Agreement between the
            Company and Open-I Media, Inc., dated October 15, 1999

     10(dd) Media Development Agreement Services Agreement between the Company and Open-I Media, Inc., dated March 15, 2000

     10(ee) Option Agreement between the Company and Ross Products Division of
            Abbott Laboratories, dated February 28, 2000.

     10(ff) Consulting Agreement between the Company and Stefan Capital, dated
            September 9, 1999.

     10(gg) Warrant Agreement between the Company and Stefan Capital, dated
            September 9, 1999

     27     Financial Data Schedule

----------

(1) These agreements were entered into prior to the reverse split of the Company's Common Stock and, therefore, do not reflect such reverse split.

(2) Confidential information is omitted and identified by a * and filed separately with the SEC pursuant to a request for Confidential Treatment.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed by the registrant during the fourth quarter of 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIGA Technologies, Inc.
                                          (Registrant)

Date: March 30, 2000                      By: /s/ Joshua D. Schein
                                              ------------------------------
                                              Joshua D. Schein, Ph. D.
                                              Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Capacity                     Date


/s/ Joshua D. Schein        Chief Executive Officer
-----------------------       Secretary and Director            March 30, 2000
Joshua D. Schein, Ph.D.

/s/ Judson A. Cooper        Chairman of the Board and
-----------------------       Executive Vice President          March 30, 2000
Judson A. Cooper

/s/ Thomas N. Konatich      Chief Financial Officer             March 30, 2000
----------------------
Thomas N. Konatich

                                      Director               ___________, 2000
----------------------
Jeffrey Rubin

/s/ Scott Eagle                       Director                  March 30, 2000
----------------------
Scott Eagle

                                      Director               ___________, 2000
----------------------
Thomas Lanier

SIGA Technologies, Inc.
(A development stage company)
Financial Statements
December 31, 1999 and 1998

SIGA Technologies, Inc.
(A development stage company)
Index to Financial Statements
--------------------------------------------------------------------------------

Report of Independent Accountants.....................................    F-2

Balance Sheet as of December 31, 1999 and 1998........................    F-3

Statement of Operations for the years ended December 31, 1999 and
    1998, and for the period from inception through December 31, 1999.    F-4

Statement of Changes in Stockholders' Equity for the period
    from inception through December 31, 1999..........................    F-5

Statement of Cash Flows for the years ended December 31, 1999, and
    1998, and for the period from inception through December 31, 1999.    F-6

Notes to Financial Statements.........................................    F-7

                        Report of Independent Accountants

To the Board of Directors and Stockholders of SIGA Technologies, Inc.

In our opinion, the accompanying balance sheet and related statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of SIGA Technologies, Inc. (a development stage company) at December 31, 1999 and 1998, and the results of its operations and cash flows for the years ended December 31, 1999 and 1998, and for the period from December 28, 1995 ("Inception") through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


New York, NY
February 18, 2000, except as to Note 13
which is as of March 30, 2000

SIGA Technologies, Inc.
(A development stage company)
Balance Sheet
--------------------------------------------------------------------------------

                                                                    December 31,
                                                                1999           1998
                                                            ------------    ------------
Assets

Current assets:
    Cash and cash equivalents                               $  1,758,541    $  4,966,873
    Accounts receivable                                           47,570              --
    Prepaid expenses and other current assets                     38,279         134,969
                                                            ------------    ------------

             Total current assets                              1,844,390       5,101,842

Equipment, net                                                 1,366,362       1,696,404
Investments                                                           --         132,220
Other assets                                                     147,002         147,002
                                                            ------------    ------------

             Total assets                                   $  3,357,754    $  7,077,468
                                                            ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                        $    248,962    $    266,371
    Accrued expenses                                             104,096         143,364
    Current portion of capital lease obligations                 280,092         369,288
                                                            ------------    ------------

             Total current liabilities                           633,150         779,023

Capital lease obligations, net of current portion                520,424         650,659
Commitments and contingencies (see Notes 6, 9, 10 and 11)             --              --

Stockholders' equity:
    Preferred stock ($.0001 par value, 10,000,000
      shares authorized, none issued and                              --              --
      outstanding)
    Common stock ($.0001 par value, 25,000,000
      shares authorized, 6,602,712 and 6,577,712
      shares issued and outstanding at December 31, 1999
      and December 31, 1998 respectively)                            661             658
    Additional paid-in capital                                16,855,499      16,697,424
    Unrealized losses on available for sale securities                --         (34,816)
    Deficit accumulated during the development stage         (14,651,980)    (11,015,480)
                                                            ------------    ------------

             Total stockholders' equity                        2,204,180       5,647,786
                                                            ------------    ------------

             Total liabilities and stockholders' equity     $  3,357,754    $  7,077,468
                                                            ============    ============

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Operations
--------------------------------------------------------------------------------

                                                                                         For the Period
                                                                                         December 28,
                                                                 Year Ended              1995 (Date of
                                                                 December 31,            Inception) to
                                                         ---------------------------     December 31,
                                                             1999            1998            1999
Revenue:
    Research and development contracts                   $    519,561    $    450,000    $  1,644,561
                                                         ------------    ------------    ------------

Operating expenses:
    General and administrative                              2,284,790       2,784,763       7,413,056
    Research and development (including
      amounts to related parties of $75,000, $81,750
      and $309,581 for the years ended December 31,
      1999 and 1998, and for the period from the date
      of inception to December 31, 1999, respectively)      1,672,778       4,385,213       7,666,981
    Patent preparation fees                                   193,567         197,071       1,130,844
    Settlement of litigation                                   97,969              --          97,969
    Stock option and warrant compensation                          --          14,407         450,450
                                                         ------------    ------------    ------------

             Total operating expenses                       4,249,104       7,381,454      16,759,300
                                                         ------------    ------------    ------------

             Operating loss                                (3,729,543)     (6,931,454)    (15,114,739)
                                                         ------------    ------------    ------------

Interest income, net                                           26,383         379,788         396,099
Net gain on sale of securities                                 66,660              --          66,660
                                                         ------------    ------------    ------------

             Net loss                                      (3,636,500)     (6,551,666)    (14,651,980)
                                                         ------------    ------------    ------------

Basic and diluted loss per share                         $      (0.55)   $      (1.00)
                                                         ============    ============

Weighted average common shares
    outstanding used for basic and
    diluted loss per share                                  6,579,424       6,540,022
                                                         ============    ============

Comprehensive loss:
    Net loss                                             $ (3,636,500)   $ (6,551,666)   $(14,651,980)
    Unrealized gains (losses) on available for sale
      securities                                               34,816         (34,816)             --
                                                         ------------    ------------    ------------

             Total comprehensive income/(loss)           $ (3,601,684)   $ (6,586,482)   $(14,651,980)
                                                         ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Changes in Stockholders' Equity
--------------------------------------------------------------------------------

                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                                          Additional     Stock         During the
                                                                                           Paid-in    Subscriptions    Development
                                                                     Shares    Par Value   Capital    Outstanding         Stage
Issuance of common stock at inception                               2,079,170  $    208  $     1,040    $  (1,248)
Net loss                                                                   --        --           --           --     $      (1,000)
                                                                    ---------  --------  -----------    ----------    --------------
Balances at December 31, 1995                                       2,079,170       208        1,040       (1,248)           (1,000)

Net proceeds from issuance and sale of common stock
    ($1.50 per share)                                               1,038,008       104    1,551,333           --                --
Net proceeds from issuance and sale of common stock
     ($3.00 per share)                                                250,004        25      748,985           --
Receipt of stock subscriptions outstanding                                 --        --           --        1,248                --
Issuance of compensatory options and warrants                              --        --      367,461           --                --
Net loss                                                                   --        --           --           --        (2,268,176)
                                                                    ---------  --------  -----------    ----------    --------------
Balances at December 31, 1996                                       3,367,182       337    2,668,819           --        (2,269,176)

Net proceeds from issuance and sale of common stock
    ($5.00 per share)                                               2,875,000       287   12,179,322
Issuance of warrants with bridge notes                                     --        --      133,000           --                --
Stock option and warrant compensation                                      --        --       68,582           --                --
Net loss                                                                   --        --           --           --        (2,194,638)
                                                                    ---------  --------  -----------    ----------    --------------
Balance at December 31, 1997                                        6,242,182       624   15,049,723           --        (4,463,814)

Issuance of common stock to acquire third party's
    right to certain technology ($4.34 per share)                     335,530        34    1,457,424
Issuance of compensatory options and warrants                              --        --      175,870           --                --
Stock option and warrant compensation                                      --        --       14,407           --                --
Unrealized losses on available for sale securities                         --        --           --           --                --
Net loss                                                                   --        --           --           --        (6,551,666)
                                                                    ---------  --------  -----------    ----------    --------------
Balance at December 31, 1998                                        6,577,712       658   16,697,424           --       (11,015,480)

Issuance of common stock for software development ($1.25 per share)    25,000         3       31,247
Issuance of compensatory common stock,
    options and warrants                                                                      51,550
Stock option and warrant compensation                                                         75,278
Unrealized gains on available for sale securities
Net loss                                                                                                                 (3,636,500)
                                                                    ---------  --------  -----------    ----------    --------------
Balance at December 31, 1999                                        6,602,712  $    661  $16,855,499    $      --     $ (14,651,980)
                                                                    =========  ========  ===========    ==========    ==============

                                                                      Unrealized
                                                                     Gains (Losses)     Total
                                                                      on Available   Stockholders'
                                                                       for Sale         Equity
                                                                       Securities      (Deficit)
Issuance of common stock at inception                                   $     --
Net loss                                                                      --      $    (1,000)
                                                                        ---------     ------------
Balances at December 31, 1995                                                 --           (1,000)

Net proceeds from issuance and sale of common stock
    ($1.50 per share)                                                         --        1,551,437
Net proceeds from issuance and sale of common stock
     ($3.00 per share)                                                        --          749,010
Receipt of stock subscriptions outstanding                                    --            1,248
Issuance of compensatory options and warrants                                 --          367,461
Net loss                                                                      --       (2,268,176)
                                                                        ---------     ------------
Balances at December 31, 1996                                                 --          399,980

Net proceeds from issuance and sale of common stock
    ($5.00 per share)                                                                  12,179,609
Issuance of warrants with bridge notes                                        --          133,000
Stock option and warrant compensation                                         --           68,582
Net loss                                                                      --       (2,194,638)
                                                                        ---------     ------------
Balance at December 31, 1997                                                  --       10,586,533

Issuance of common stock to acquire third party's
    right to certain technology ($4.34 per share)                                       1,457,458
Issuance of compensatory options and warrants                                 --          175,870
Stock option and warrant compensation                                         --           14,407
Unrealized losses on available for sale securities                       (34,816)         (34,816)
Net loss                                                                      --       (6,551,666)
                                                                        ---------     ------------
Balance at December 31, 1998                                             (34,816)       5,647,786

Issuance of common stock for software development ($1.25 per share)                        31,250
Issuance of compensatory common stock,
    options and warrants                                                                   51,550
Stock option and warrant compensation                                                      75,278
Unrealized gains on available for sale securities                         34,816           34,816
Net loss                                                                               (3,636,500)
                                                                        ---------     ------------
Balance at December 31, 1999                                            $     --      $ 2,204,180
                                                                        =========     ============

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                          For the Period
                                                                                            December 28,
                                                                     Year Ended            1995 (Date of
                                                           ----------------------------    Inception) to
                                                            December 31,    December 31,    December 31,
                                                                1999           1998             1999
Cash flows from operating activities:
    Net loss                                               $ (3,636,500)   $ (6,551,666)   $(14,651,980)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation                                            366,816         211,520         594,797
        Stock, option and warrant compensation                  158,078         190,277         784,398
        Loss on write-off of capital equipment                   97,969              --          97,969
        Amortization of debt discount                                --              --         133,000
        Purchase of rights to certain technology                     --       1,457,458       1,457,458
        Realized gain on sale of marketable securities          (66,660)             --         (66,660)
        Changes in assets and liabilities:
           Accounts receivable                                  (47,570)        150,000         (47,570)
           Prepaid sponsored research                                --          11,684              --
           Prepaid expenses and other current assets             96,690         (91,271)        (38,279)
           Other assets                                              --          (4,161)       (147,002)
           Accounts payable and accrued expenses                (56,677)        (55,873)        353,058
                                                           ------------    ------------    ------------

             Net cash used in operating activities           (3,087,854)     (4,682,032)    (11,530,811)
                                                           ------------    ------------    ------------

Cash flows from investing activities:
    Capital expenditures                                       (134,743)     (1,878,110)     (2,059,128)
    Sale (purchase) of investment securities                    233,696        (167,036)         66,660
                                                           ------------    ------------    ------------

             Net cash used in investing activities               98,953      (2,045,146)     (1,992,468)
                                                           ------------    ------------    ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock                       --              --      14,480,056
    Receipt of stock subscriptions outstanding                       --              --           1,248
    Proceeds from bridge notes                                       --              --       1,000,000
    Repayment of bridge notes                                        --              --      (1,000,000)
    Proceeds from sale and leaseback of equipment                    --       1,139,085       1,139,085
    Principle payments on capital lease obligations            (219,431)       (119,138)       (338,569)
                                                           ------------    ------------    ------------

             Net cash provided from financing activities       (219,431)      1,019,947      15,281,820
                                                           ------------    ------------    ------------

Net increase in cash and cash equivalents                    (3,208,332)     (5,707,231)      1,758,541
Cash and cash equivalents, beginning of period                4,966,873      10,674,104              --
                                                           ------------    ------------    ------------

             Cash and cash equivalents, end of period      $  1,758,541    $  4,966,873    $  1,758,541
                                                           ============    ============    ============

There were no cash payments for income taxes for the periods ended December 31, 1999 and 1998.

Cash paid for interest was $145,507 and $28,851 for the periods ended December 31, 1999 and 1998, respectively.

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

1.    Organization and Basis of Presentation

      Organization

      SIGA Technologies, Inc. ("SIGA" or the "Company") was originally incorporated in the State of Delaware on December 28, 1995 ("Inception") as SIGA Pharmaceuticals, Inc. The Company is engaged in the discovery, development and commercialization of vaccines, antibiotics, and novel anti-infectives for the prevention and treatment of infectious diseases. The Company's technologies are licensed from third parties. In 1998 the Company opened its research facility in the State of Oregon, reducing the Company's dependency on third parties to conduct research on its behalf. In 1999, the Company launched an Internet initiative as a separate line of business from its biomedical product development. The initial product of this initiative will enable peer-to-peer communication and facilitate the building of on-line communities on the Internet. In January 2000, as a result of this new initiative, the shareholders of the Company agreed changed its name to SIGA Technologies, Inc.

      Basis of presentation

      The Company's activities since inception have consisted primarily of sponsoring and performing research and development, performing business and financial planning, preparing and filing patent applications and raising capital. Accordingly, the Company is considered to be a development stage company.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since inception the Company has incurred cumulative net operating losses of $14,651,980 and expects to incur additional losses to perform further research and development activities. These conditions raise substantial doubts about the Company's ability to continue as a going concern. The Company does not have commercial biomedical products, and does not expect to have such for several years, if at all. In the current year, the Company introduced a new business strategy and launched an Internet initiative, the outcome of which is not assured. The Company's ability to continue as a going concern is dependent upon its ability to meet its obligations as they become due, and obtain additional funding to support its future operations.

      In January and March 2000, the Company raised $1,500,000 and $3,000,000, respectively, in private placements. See Note 13. Management believes that the current resources will be sufficient to support its planned operations through the end of 2000.

      The Company anticipates that it will need additional funds to complete the development of its biomedical products and the successful launch of its Internet initiative.

2.    Summary of Significant Accounting Policies

      Cash and cash equivalents

      Cash and cash equivalents consist of short term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. Interest is accrued as earned.

      Investments

      The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      Securities" ("SFAS 115"). At December 31, 1998 the Company classified its investments in marketable securities as available for sale and reported them at fair market value, with the unrealized holding gains and losses, net of tax effect, reported as a separate component of stockholders' equity. Any gains or losses from the sale of these securities were recognized using the specific identification method. During 1999, the Company sold its available for sale securities for $233,696, recognizing a gain of $66,660.

      Equipment

      Equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are as follows:

      Laboratory equipment                                        5 years
      Leasehold improvements                                      Life of lease
      Computer equipment                                          3 years
      Furniture and fixtures                                      7 years

      Revenue recognition

      The Company has been awarded government research grants from the National Institutes of Health ("NIH"). The NIH grants are used to subsidize the Company's research projects. NIH revenue is recognized on a pro rata basis as subsidized research costs are incurred. Such method approximates the straight-line basis over the lives of the grants.

      Payments from Wyeth-Ayerst for contract research and development are used to subsidize the Company's research and development efforts. Such amounts are recognized as revenue as the related services are performed by the Company, provided the collection of the resulting receivables is probable. In situations where the Company receives payments in advance of performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

      Upon the achievement of defined events, Wyeth-Ayerst is required to make milestone payments to the Company. Such amounts are included in contract research and development revenue and are recognized as revenue upon the achievement of the event and when the collection of the resulting receivable is probable.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

      Net loss per common share

      Effective December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

      At December 31, 1999 and 1998, outstanding options to purchase 1,130,561 and 540,561 shares of common stock, respectively, with exercise prices ranging from $1.00 to $5.50 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 896,724 and 734,724 shares of common stock, at December 31, 1999 and 1998, respectively, with exercise prices ranging from $1.00 to $5.50 were also antidilutive and excluded from the computation of diluted loss per share.

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

      Accounting for stock based compensation

      The Company has adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As provided for by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized to the extent of employee

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123.

      Reclassifications

      Certain prior year amounts have been reclassified to conform with the 1999 presentation.

      New accounting pronouncements

      On December 6, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that its revenue recognition policies and practices are in conformance with SAB 101.

      Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires disclosure of information about operating segments in annual financial statements for reporting period beginning subsequent to December 15, 1997. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The adoption of FAS 131 did not have a material impact on the Company's financial statements.

      In July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("SFAS 137"). SFAS No. 137 defers the effective date of SFAS 133, which establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variability in cash flows attributable to a particular risk, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security and a forecasted transaction. As a result of SFAS 137, the Company will be required to implement SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this pronouncement to have a material effect on the Company's results of operations, financial position or cash flows.

3.    Equipment

      Equipment consisted of the following at December 31, 1999 and 1998

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

                                                   December 31,
                                               1999            1998
                                            -----------    -----------
      Laboratory equipment                  $   785,888    $   865,053
      Leasehold improvements                    618,315        618,315
      Computer equipment                        225,803        159,380
      Furniture and fixtures                    291,637        291,637
                                            -----------    -----------
                                              1,921,643      1,934,385

          Less - Accumulated depreciation      (555,281)      (237,981)
                                            -----------    -----------

          Equipment, net                    $ 1,366,362    $ 1,696,404
                                            ===========    ===========

      Depreciation expense for the years ended December 31, 1999 and December 31, 1998 was $366,541 and $221,520, respectively.

      On December 31, 1999, title to fixed assets of $147,210, with accumulated depreciation of $49,241, was transferred to Washington University as part of the settlement agreement and mutual release with Washington University. See Note 9.

      At December 31, 1999 and 1998, laboratory equipment, computer equipment and furniture included approximately $730,500, $117,000 and $291,600, respectively, of equipment acquired under capital leases. Accumulated depreciation related to such equipment approximated $246,000, $66,000 and $66,000 respectively, at December 31, 1999, and $100,000, $27,000 and
      $24,200 respectively, at December 31, 1998.

4.    Stockholders' Equity

      In September and October 1997, The Company completed an initial public offering of 2,875,000 shares of its common stock at an offering price of $5.00 per share. The Company realized gross proceeds of $14,375,000 and net proceeds, after deducting underwriting discounts and commissions, and other offering expenses payable by the Company, of $12,179,609.

      Stock option plan and warrants

      In January 1996, the Company implemented its 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") whereby options to purchase up to 333,333 shares of the Company's common stock may be granted to employees, consultants and outside directors of the Company. In October 1998, the Company increased the number of options to purchase the Company's common shares available for grant under the plan to 833,333. In October 1999, the Company increased the number of options to purchase the Company's common shares available for grant under the plan to 1,500,000. The exercise period for options granted under the Plan, except those granted to outside directors, is determined by a committee of the Board of Directors. Stock options granted to outside directors pursuant to the Plan must have an exercise price equal to or in excess of the fair market value of the Company's common stock at the date of grant and become exercisable over a period of three years with a third of the grant being exercisable at the

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      completion of each year of service subsequent to the grant. The fair market value of the Company's common stock before its initial public offering in September 1997, was determined by a committee of the Board of Directors. The committee was comprised entirely of employees who receive stock options under the Plan.

      Transactions under the Plan are summarized as follows:

                                                                                          Weighted
                                                                                          Average
                                                                          Number of       Exercise
                                                                           Shares          Price
      Outstanding at December 31, 1997                                       117,061     $    3.74
          Granted                                                            556,834          3.98
          Forfeited                                                         (133,334)         4.14
                                                                          ----------     ---------
      Outstanding at December 31, 1998                                       540,561          3.88
          Granted                                                            612,500          1.12
          Forfeited                                                          (22,500)         1.37
                                                                          ----------     ---------

              Total outstanding at December 31, 1999                       1,130,561     $    2.42
                                                                          ==========     =========

      Options available for future grant                                     369,439
      Weighted average fair value of options granted during 1998          $     2.45
      Weighted average fair value of options granted during 1999          $     0.87

      The following table summarizes information about options outstanding at December 31, 1999:

                               Options Outstanding                    Options Exercisable
                   ----------------------------------------------  -------------------------
                                      Weighted                        Number
                        Number         Average        Weighted      Exercisable     Weighted
                     Outstanding      Remaining       Average           at          Average
                     December 31,    Contractual      Exercise      December 31,    Exercise
                         1999        Life (Years)      Price           1999          Price
      $ 1.13              600,000       9.83           $1.13             75,000      $1.13
        1.50               33,334       6.00            1.50             33,334       1.50
      2.00 - 4.66         296,834       8.46            3.41            114,584       3.72
      5.00 - 5.50         200,393       4.56            5.01            145,393       5.01
                    -------------                                  ------------
                        1,130,561                                       368,311
                    =============                                  ============

      On December 31, 1999, there were a total of 876,724 warrants outstanding.

      In November 1999, 16,000 shares of the Company's common stock were granted in exchange for professional services. The Company recognized non-cash compensation expense of $21,500 for the year ended December 31, 1999 based upon the fair value of the stock on the date of grant. The Company expects to issue the shares in 2000.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      In September 1999 the Company entered into a consulting agreement with one of its directors under which the director will provide the Company with business valuation services in exchange for warrants to purchase 100,000 shares of the Company's common stock, at an exercise price of $1.00 per share. Of these warrants, 50,000 vested on the date of grant and the remaining 50,000 will vest on the first anniversary of the consulting agreement. The warrants become exercisable one year after they vest. The Company recognized non-cash compensation expense of $46,848 for the year ended December 31, 1999, based upon the fair value of such warrants.

      In June 1998 the Company granted a consultant options to purchase 150,000 shares of the Company's common stock at an exercise price of $5.00 per share. 50,000 options vested immediately, and the remaining 100,000 vest pro rata over a period of ten quarters. The Company recognized non-cash compensation expense of $58,480 and $102,340 for the years ended December 31, 1999 and 1998, respectively, based upon the fair value of the options on the date of the grant.

      In May 1998, the Company granted a consultant options to purchase 5,000 shares of the Company's common stock, at an exercise price of $4.25. The Company recognized non-cash compensation expense of $15,655 for the year ended December 31, 1998 based upon the fair value of such options on the date of the grant.

      In January 1998 the Company issued warrants to a third party to purchase 16,216 shares of the Company's common stock, at an exercise price of $4.60 per share. The Company recognized non-cash compensation expense of $57,875 for the year ended December 31, 1998 based upon the fair value of such warrants on the date the grant.

      In September 1997, in connection with the Company's IPO, the Company issued the underwriters warrants to purchase 225,000 shares of common stock at an exercise price of $8.25 per share. All the warrants, which have a term of five years, are exercisable at December 31, 1999.

      In November 1996, the Company entered into an employment agreement with its former President and Chief Executive Officer. Under the terms of the agreement, the employee received warrants to purchase 461,016 shares of common stock at $3.00 per share (see Note 6). These warrants expire on November 18, 2006. Upon termination of the employment agreement on April 21, 1998, 230,508 warrants were surrendered to the Company.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for warrants issued to employees and stock options granted under the Plan. During the year ended December 31, 1998 compensation expense of $14,407 was recognized for warrants issued to employees. Compensation expense was calculated based upon the difference between the exercise price of the warrant or option and the fair market value of the Company's common stock on the date of grant. Had compensation cost for warrants issued and stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share would have been increased by approximately $245,400, or $0.04 per share for the year ended

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      December 31, 1999, and approximately $199,000, or $0.03 per share for the year ended December 31, 1998.

      The fair value of the options and warrants granted to employees and consultants during 1999 and 1998 ranged from $0.73 to $3.47 on the date of the respective grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 1999: no dividend yield, expected volatility of 100%, risk free interest rates of 5.78%-5.83%, and an expected term of 5 years. The following weighted-average assumptions were used for 1998: no dividend yield, expected volatility of 100%, risk free interest rates of 5.46%-5.55%, and an expected term of 5 years.

5.    Income Taxes

      The Company has incurred losses since inception which have generated net operating loss carryforwards of approximately $7,087,000 and $4,718,000, respectively, at December 31, 1999 and 1998 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin expiring in 2010 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards is subject to limitation.

      The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses result in a noncurrent deferred tax asset at December 31, 1999 and December 31, 1998 of approximately $5,631,000 and $4,343,000, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

      For the years ended December 31, 1999 and December 31, 1998, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

6.    Related Parties

      Consulting agreements

      In 1998 the Company entered into a two year consulting agreement, expiring January 15, 2000, with Prism Ventures LLC ("Prism") under which Prism was to provide the Company business development, operations and other advisory services. Pursuant to the agreement Prism was to receive an annual consulting fee of $150,000 and an annual stock option grant to purchase 16,667 of the Company's common shares. The Chief Executive Officer and Chairman of the Company are principals of Prism. In October 1998 the Company and Prism agreed to suspend the agreement for as long as the two principals are employed by the Company under the provisions of their amended employment agreements. During the year ended December 31, 1998, the Company incurred expense of $112,500 pursuant to the agreement.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      In connection with the development of its licensed technologies the Company entered into a consulting agreement with the scientist who developed such technologies, under which the consultant serves as the Company's Chief Scientific Advisor. The scientist, who is a stockholder, shall be paid an annual consulting fee of $75,000. The agreement, which commenced in January 1996 and is only cancelable by the Company for cause, as defined in the agreement, had an initial term of two years and provided for automatic renewals of three additional one year periods unless either party notifies the other of its intention not to renew. Research and development expense incurred under the agreement amounted to $75,000 and $81,570 for the years ended December 31, 1999 and 1998, respectively.

      Employment agreements

      In November 1999, the Company entered into two year employment agreements with three newly-hired Vice Presidents ("VPs"), of Business Development, Investor Relations, and Marketing, at annual salaries of $95,000, $100,000, and $120,000, respectively. Each VP was also granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.125 per share, to vest ratably over two years.

      In September 1998 the Company and its Chief Executive Officer and Chairman ("EVPs") entered into employment agreements commencing October 1, 1998 and expiring on December 31, 2000. Under the agreements, the EVPs were each to be paid an annual minimum compensation of $225,000, and to be granted a minimum of 16,666 options to purchase shares of the Company's common stock per annum. In addition, one EVP was appointed as the Company's Chairman and the other was appointed as the Chief Executive Officer. The Company incurred $450,000 and $352,002 of expense for the years ended December 31, 1999 and 1998, respectively, pursuant to these agreements.

      In November 1999, the EVPs were each granted non-qualified stock options to purchase 150,000 shares under the Company's 1996 Incentive and Non-Qualified Stock Option Plan, at an exercise price of $1.30, to expire in ten years. 37,500 options vested immediately. 75,000 will vest in November 2000, and the remaining 37,500 will vest in November 2001.

      In January 2000, the Company signed new employment agreements with the EVPs expiring in January 2005. The new agreements provide for a base salary of $250,000, with annual increases of at least 5%. In addition, both of the EVP's were granted fully-vested options to purchase 500,000 shares of the Corporations' common stock at $2.00 per share. Under the provisions of the agreements the EVPs would each receive a cash payment equal to 1.5% of the total consideration received by the Company in a transaction resulting in a greater than 50% change in ownership of the outstanding common stock of the Company.

      In November 1996, the Company entered into an employment agreement, expiring in November 1999, with its former President and Chief Executive Officer. Under the terms of the agreement, the employee was to receive annual base compensation of $225,000 and options to purchase 16,667 shares of the Company's common stock, exercisable at the fair market value on the date of grant. Upon execution of the agreement, the Company granted the employee options to purchase 16,667 shares of its common stock at an exercise price of $3.00 per share. In addition,

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      the employee was issued warrants to purchase 461,016 shares of common stock at $3.00 per share (see Note 4). During the year ended December 31, 1998 the Company incurred $77,050 of expense pursuant to the agreement. The agreement was terminated on April 21, 1998.

7.    Technology Purchase Agreement

      In February 1998, the Company entered into an agreement with a third party pursuant to which the Company acquired the third party's right to certain technology, intellectual property and related rights in the field of gram negative antibiotics in exchange for 335,530 shares of the Company's common stock . Research and development expense related to this agreement amounted to $1,457,458 for the year ended December 31, 1998.

8.    Collaborative Research and License Agreement

      In July 1997, the Company entered into a collaborative research and license agreement with Wyeth-Ayerst (the "Collaborator"). Under the terms of the agreement, the Company has granted the collaborator an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement required the collaborator to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments totaling $1,200,000. In consideration of the license grant the Company is entitled to receive royalties equal to specified percentages of net sales of products incorporating the licensed technologies. The royalty percentages increase as certain cumulative and annual net sales amounts are attained. The Company could receive milestone payments, under the terms of the agreement of up to $13,750,000 for the initial product and $3,250,000 for the second product developed from a single compound derived from the licensed technologies. Such milestone payments are contingent upon the Company making project milestones set forth in the agreement, and, accordingly, if the Company is unable to make such milestones, the Company will not receive such milestone payments. During 1999 and 1998, the Company recognized $337,500 and $450,000, respectively, in revenue related to this agreement. The Company is currently in negotiations with the collaborator to extend research payments beyond the initial two years. No assessment can be made as to the outcome of these negotiations.

9.    License and Research Support Agreements

      In February of 1998, the company entered into a research collaboration and license agreement with Washington University (the "University"). Under the terms of the agreement, the Company was granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments equal to a certain percentage of net sales of products incorporating the licensed technology, and certain milestone payments. Prior to this agreement, in July 1997 the company had entered into a separate consulting agreement with a faculty member of the University. A dispute arose between the Company and the University and the consultant regarding, among other things, the performance of the parties under the agreements. In May 1999, the University sent the Company notice of intent to terminate the agreement in 90 days claiming certain payments were not made. It was the Company's position that, among other things, such payments are not owed due to the University's failure to perform.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      Under the arbitration clause of the agreement, the University, in July 1999, commenced an arbitration seeking an award in the amount of $230,000. The Company also commenced an arbitration seeking a determination that such amount is not owed the University and seeking its own award of $5 million. In February of 2000 the parties reached a settlement agreement and mutual release of their obligations under the research collaboration and licensing agreement entered into in February of 1998. Further, all personal consulting agreements between the Company and Washington University faculty members and employees were also terminated. Under the terms of the settlement agreement any payments owed by the Company under the research collaboration and licensing agreement are cancelled. In addition, all payments owed faculty members under consulting agreements are also cancelled. The University will reimburse the Company $37,037 for certain patent expenses incurred under the research collaboration, and the Company transferred title to equipment with a net book value of $98,000 to the University. The Company recognized the write-off of fixed assets during 1999. The Company has disclaimed any rights to patents licensed under the February 1998 agreement. However, if the University successfully commercializes any of the patents, it agrees to pay the Company licensing revenue arising from products commercialized. Also as part of settlement agreement and mutual release the Company and the University entered into an agreement granting the Company a nonexclusive license to one of the University's patents. Under the research collaboration and license agreement, the Company incurred sponsored research expense of approximately $187,000 during the year ended December 31, 1998. For the quarter ended March 31, 1999, June 30, 1999, and September 30, 1999, the Company recorded research and development expense payable to the University under the research collaboration and license agreement in the amounts of $25,000, $98,778, and $104,300, respectively. As a result of the mutual settlement and release, these amounts were reversed as of December 31, 1999.

      In July and September, 1999 the Company was awarded two Phase I research grants by the Small Business Innovation Research Program (SBIR) of $109, 072 and $293,446 respectively. The first grant was to help support the Company's antibiotic discovery efforts for the period July 1, 1999 through December 31, 1999. The second grant provides support for the Company's effort to develop a vaccine targeting strep throat, in collaboration with the National Institutes of Health (NIH). The grant award is for a period of twelve months beginning on October 1, 1999. As of December 31, 1999 the Company had recognized revenue from the two grants of $109,072 and $72,989 respectively.

      In January 1996, the Company entered into a license and research support agreement with Rockefeller University ("Rockefeller"). The Company agreed to sponsor research by Rockefeller for the development of licensed technologies for a period of two years from the date of the agreement, in return for a payment of $725,000. The agreement expired in January 1998. However, the Company has continued its relationship with Rockefeller under similar terms. Sponsored research related to this third party amounted to $125,000 and $360,000 for the years ended December 31, 1999 and 1998, respectively.

10.   Product Development Agreement

      In October 1999 the Company entered into an agreement with Open-iMedia, a software and web development company ("Development Company"). Under the terms of the agreement the

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      Company will acquire and the Development Company will continue to develop, the source code for a client/server chat and instant messaging application. The application is designed to enable peer-to-peer communication and facilitate the building of on-line communities. In exchange, the Company will pay the Development Company $200,000, payable in three installments, and a grant of 125,000 shares of common stock. As of December 31, 1999 the Development Company had received $100,000 and 25,000 shares of the Company's common stock.

      In March 2000, the Company entered into an additional agreement with the Development Company for creative and technical services, and for business strategy consulting. In exchange, the Company will pay the Development Company $280,000 and grant it 13,605 shares, each payable in three installments.

11.   Commitments and Contingencies

      Operating lease commitments

      The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

      Year ended December 31,
      2000                                                          $ 231,789
      2001                                                            234,672
      2002                                                            226,333
      2003                                                            105,002
      2004 and thereafter                                             108,152
                                                                    ---------

                                                                    $ 905,948
                                                                    =========

      Capital lease commitments

      In July, August and September 1998, the Company sold certain laboratory equipment, computer equipment and furniture to a third party for $493,329, $385,422 and $260,333, respectively, under sale-leaseback agreements. The leases have terms of 42 months and require minimum monthly payments of $13,171, $10,290 and $6,950, respectively. The Company has an option to purchase the equipment at 15% of the original cost at the end of the lease term.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      Future minimum lease payments for assets under capital leases at December 31, 1999 are as follows:

      Year ended December 31,
      2000                                                          $ 364,933
      2001                                                            438,931
      2002                                                            131,342
                                                                    ---------
      Total minimum lease payments                                    935,206
      Less:  amounts representing interest                            134,690
                                                                    ---------

      Present value of future minimum lease payments                  800,516

      Less: current portion of capital lease obligations              280,092
                                                                    ---------

      Capital lease obligations, net of current portion             $ 520,424
                                                                    =========

12.   Segments

      Since the announcement in September 1999 that the Company intends to pursue its Internet initiative, the Company has operated the Internet initiative as a separate segment. The Internet segment generated operating expenses of approximately $317,000 during 1999 and has identifiable assets of approximately $81,000 at December 31, 1999.

13.   Subsequent Events

      In January 2000 the shareholders of the Company voted at the Annual Meeting to change the name of the Company to Siga Technologies, Inc., and to increase the number of authorized shares to 50,000,000.

      In January 2000 the Company sold $1,500,000 of 6% Convertible debentures due January 2002 with warrants to purchase 1,043,478 shares of common stock in the Company to a group of private investors. The warrants had a purchase price of $0.05 per warrant. The Company received net proceeds of $1,499,674 from the total $1,552,174 raised. The interest on the debentures is payable in either cash or stock at the Company's discretion. The debentures are convertible into common stock at $1.44 per share. The warrants have a term of five years and are exercisable at a price of $3.41 per share. Under certain circumstances the Company can force exercise of the warrants. An additional 275,000 warrants, with a term of five years and exercisable at a price of $1.45 per share, were issued for professional services related to the sale of debentures.

      In January 2000, the Company and its Chief Financial Officer ("CFO") entered into an amendment to the CFO's employment agreement, extending his employment until April 2002. Under this amendment, the CFO received options to purchase 100,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over two years and expire in January 2010.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 1999 and 1998
--------------------------------------------------------------------------------

      In March 2000 the Company entered into an option agreement with the Ross Products Division of Abbott Laboratories (Ross). The Agreement grants Ross an exclusive option to negotiate an exclusive license to certain Company technology and patents. In exchange for the option, Ross will make payments to the Company amounting to $120,000 in three installments of $40,000.

      In March 2000 the Company raised $3,000,000 in a private offering of common stock and warrants to purchase common stock. The Company sold 600,000 shares of common stock and 450,000 warrants. 210,000, 120,000 and 120,000 of the warrants are exercisable at $5.00, $6.38 and $6.90, respectively. The warrants are redeemable by the Company upon meeting certain conditions.