Form 10KSB40/A
period 1999-12-31
SIGA PHARMACEUTICALS INC
filed 2000-05-10
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

                                   FORM 10-KSB/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 20, 2000 as reported on the Nasdaq SmallCap Market was approximately $35,358,069. As of March 20, 2000 the registrant had outstanding 6,654,837 shares of Common Stock.

================================================================================

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB (this "Amendment") is being filed by Siga Technologies, Inc. to delete certain statements included in the financial statements provided in response to the Item set forth below of its Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000 (the "Form 10-KSB"). The following change has been made to the information set forth in the Form 10-KSB:

In Item 8. Financial Statements and Supplementary Data, language in Note 1 to the Financial Statements, the second paragraph under "Basis of presentation" has been revised to read as follows:

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

The change is being made as a clarification to language used in the note.

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

PricewaterhouseCoopers LLP

New York, NY
February 18, 2000 except
as to Note 13 which is
as of March 30, 2000

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

                                          SIGA Technologies, Inc.
                                          (Registrant)

Date: May 9, 2000                         By: /s/ Joshua D. Schein
                                              ------------------------------
                                              Joshua D. Schein, Ph. D.
                                              Chief Executive Officer