Form 10QSB
period 2000-03-31
SIGA PHARMACEUTICALS INC
filed 2000-05-15
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
March 31, 2000

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

As of May 11, 2000 the registrant had outstanding 7,274,837 shares of Common Stock.
================================================================================

                              Part I
                       Financial Statements

Item 1. Financial Statements

                             SIGA TECHNOLOGIES, INC.
                          (A development stage company)

                                  BALANCE SHEET

                                                                                      March 31,       December 31,
                                                                                        2000              1999
                                                                                    ------------      ------------
                                                                                     (unaudited)
                                        ASSETS
Current Assets
   Cash and cash equivalents ..................................................     $  5,088,189      $  1,758,541
   Accounts receivable ........................................................           26,266            47,570
   Prepaid expenses ...........................................................           29,176            38,279
                                                                                    ------------      ------------
    Total current assets ......................................................        5,143,631         1,844,390

   Equipment, net .............................................................        1,283,173         1,366,362
   Other assets ...............................................................          147,002           147,002
                                                                                    ------------      ------------
    Total assets ..............................................................     $  6,573,806      $  3,357,754
                                                                                    ============      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ...........................................................          136,629           248,962
   Accrued expenses ...........................................................          206,396           104,096
   Deferred revenue ...........................................................           35,000                --
   Capital lease obligations ..................................................          288,992           280,092
                                                                                    ------------      ------------
    Total current liabilities .................................................          667,017           633,150
                                                                                    ------------      ------------

   Convertible debt, net of discount ..........................................          289,545                --
   Accrued interest ...........................................................           15,000                --
   Capital lease obligations, net of current portion ..........................          444,749           520,424
                                                                                    ------------      ------------
    Total noncurrent liabilities ..............................................          749,294           520,424
                                                                                    ------------      ------------

   Commitments and contingencies ..............................................               --                --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized,
     none issued and outstanding) .............................................               --                --
   Common stock ($.0001 par value, 50,000,000 and 25,000,000 shares authorized,
    7,254,837 and 6,602,712 issued and outstanding at March 31, 2000
     and December 31, 1999, respectively) .....................................              725               661
   Additional paid-in capital .................................................       21,590,932        16,855,499
   Unearned compensation ......................................................         (144,250)               --
   Deficit accumulated during the development stage............................      (16,289,912)      (14,651,980)
                                                                                    ------------      ------------
    Total stockholders' equity ................................................        5,157,495         2,204,180
                                                                                    ------------      ------------
    Total liabilities and stockholders' equity ................................     $  6,573,806      $  3,357,754
                                                                                    ============      ============

    Balance sheet data at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES, INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                                                                                                      For The Period
                                                                                                                        December 28,
                                                                                                                       1995 (Date of
                                                                                            Three months ended         Inception) to
                                                                                                 March 31,               March 31,
                                                                                           2000           1999             2000
                                                                                       ----------------------------    ------------
                                                                                        (unaudited)    (unaudited)     (unaudited)
Revenues - Research and development
  contracts                                                                            $     80,800    $    112,500    $  1,725,361
                                                                                       ----------------------------    ------------

Operating expenses

  General and administrative (inclusive of non-cash compensation                            811,232         525,085       8,674,738
    of $159,072, $14,620, and $912,220 for the three months ended March 31, 2000 and
    1999, and for the period December 28, 1995 to March 31, 2000, respectively)

  Research and development (inclusive of non-cash compensation                              762,927         553,704       8,429,908
    of $223,000, $0, and $254,250 for the three months ended March 31, 2000 and
    1999, and for the period December 28, 1995 to March 31, 2000, respectively)
    (including amounts to related parties of $18,750 for each of the three months ended March 31, 2000 and 1999)

  Patent preparation fees                                                                    26,337          61,939       1,157,181
  Settlement of litigation                                                                       --              --          97,969
                                                                                       ----------------------------    ------------

Total operating expenses                                                                  1,600,496       1,140,728      18,359,796
                                                                                       ----------------------------    ------------

Operating loss                                                                           (1,519,696)     (1,028,228)    (16,634,435)
                                                                                       ----------------------------    ------------

Interest income/(expense)                                                                  (118,236)         56,848         277,863
Net gain on sale of securities                                                                   --          24,090          66,660
                                                                                       ----------------------------    ------------

Net loss                                                                               $ (1,637,932)   $   (947,290)   $(16,289,912)
                                                                                       ----------------------------    ------------

Other comprehensive income
  Unrealized gains on available for sale securities                                              --          19,636              --
                                                                                       ----------------------------    ------------

Comprehensive income/(loss)                                                            $ (1,637,932)   $   (927,654)   $(16,289,912)

Basic and diluted loss per share                                                       $      (0.25)   $      (0.14)
                                                                                       ============================

Weighted average common shares outstanding used
 for basic and diluted loss per share                                                     6,649,290       6,577,712
                                                                                       ============================

  The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                     For The Period
                                                                                       December 28,
                                                                                      1995 (Date of
                                                            Three Months Ended        Inception) to
                                                          March 31,       March 31,      March 31,
                                                            2000            1999           2000
                                                       --------------------------------------------
                                                        (unaudited)     (unaudited)    (unaudited)
Cash flows from operating activities:
  Net loss                                             $ (1,637,932)   $   (947,290)   $(16,289,912)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                             90,282          92,459         685,079
    Stock, options & warrant compensation                   357,072          14,620       1,141,470
    Loss on write-off of capital equipment                       --              --          97,969
    Amortization of debt discount                           110,041              --         243,041
    Write-off of in-process research and development             --                       1,457,458
    Realized gain on sale of marketable securities               --         (24,090)        (66,660)
    Changes in assets and liabilities:
      Accounts receivable                                    21,304              --         (26,266)
      Prepaid expenses and other current assets               9,103          21,943         (29,176)
      Other assets                                               --              --        (147,002)
      Accounts payable and accrued expenses                (127,033)        (64,877)        226,025
      Deferred revenue                                       35,000              --          35,000
      Accrued interest                                       15,000              --          15,000
                                                       --------------------------------------------

      Net cash used in operating activities              (1,127,163)       (907,235)    (12,657,974)
                                                       --------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                       (7,093)        (54,584)     (2,066,221)
  Sale (purchase) of minority interest                           --              --          66,660
  Proceeds from sale of securities                               --          84,747              --
                                                       --------------------------------------------

      Net cash flow used in investing activities             (7,093)         30,163      (1,999,561)
                                                       --------------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock              3,000,000              --      17,480,056
  Receipts of stock subscriptions outstanding                    --              --           1,248
  Gross proceeds from sale of convertible debentures      1,500,000              --       1,500,000
  Proceeds from exercise of stock options                    31,005              --          31,005
  Net proceeds from sale of warrants                         52,174              --          52,174
  Convertible debentures and warrants issuance costs        (52,500)             --         (52,500)
  Proceeds from bridge notes                                     --              --       1,000,000
  Repayment of bridge notes                                      --              --      (1,000,000)
  Proceeds from sale and leaseback of equipment                  --              --       1,139,085
  Principal payments on capital lease obligations           (66,775)        (74,992)       (405,344)
                                                       --------------------------------------------

      Net cash provided from financing activities         4,463,904         (74,992)     19,745,724
                                                       --------------------------------------------

Net increase in cash and cash equivalents                 3,329,648        (952,064)      5,088,189
Cash and cash equivalents at beginning of period          1,758,541       4,966,873              --
                                                       --------------------------------------------
Cash and cash equivalents at end of period             $  5,088,189    $  4,014,809    $  5,088,189
                                                       ============================================

    The accompanying notes are an integral part of these financial statements

                             SIGA Technologies, Inc.
                NOTES TO THE MARCH 31, 2000 FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements of Siga Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on form 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, included in the 1999 Form 10-KSB/A.

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2000.

2. Change of Name

In January 2000, at the Annual Meeting of the Company's stockholders, the stockholders of the Company approved the change of the Company's name from Siga Pharmaceuticals, Inc., to Siga Technologies, Inc.

3. New Accounting Pronouncements

On December 6, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management is in the process of evaluating the future effect of SAB 101 on the Company's financial statements.

4. License and Research Support Agreements

In February of 1998, the Company entered into a research collaboration and license agreement with Washington University (the "University"), under which the Company was granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments and certain milestone payments. In 1999, a dispute arose between the Company, the University and a consultant of the University regarding, among other things, the performance of the parties under the agreements. In February of 2000 the parties reached a settlement agreement and mutual release of their obligations under the research collaboration and licensing agreement entered into in February of 1998. Further, all personal consulting agreements between the Company and Washington University faculty members and employees were terminated. Under the terms of the settlement agreement any payments owed by the Company under the research collaboration and licensing agreement and any consulting agreements with the University faculty members were cancelled

In March 2000 the Company entered into an agreement with the Ross Products Division of Abbott Laboratories (Ross), under which the Company granted Ross an exclusive option to negotiate an exclusive license to certain Company technology and patents, in addition to certain research development services. In exchange for the research services and the option, Ross is obligated to pay the Company $120,000 in three installments of $40,000. The first payment of $40,000 was received during the quarter ended March 31, 2000. The remaining installments are contingent upon meeting certain milestones under the agreement. In the quarter ended March 31, 2000, the Company recognized revenue of $5,000 and deferred the remaining $35,000.

5. Stockholders' Equity

In January 2000 the stockholders of the Company approved an increase in the number of authorized shares from 25,000,000 to 50,000,000.

In January 2000 the Company completed a private placement of 6% convertible debentures at an aggregate principal amount of $1,500,000 and 1,043,478 warrants to purchase shares of the Company's common stock. The Company received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds raised. The debentures are convertible into common stock at $1.4375 per share. Interest at the rate of 6% per annum is payable on the principal of each convertible debenture in cash or shares of the Company's common stock, at the discretion of the Company upon conversion or at maturity. The warrants have a term of five years and are exercisable at $3.4059 per share. The Company has the right to require the holder to exercise the warrants within five days under the following circumstances: (i) a registration statement is effective; and (ii) the closing bid price for the Company's common stock, for each of any 15 consecutive trading days is at least 200% of the exercise price of such warrants. If the holder does not exercise the warrants after notice is given, the unexercised warrants will expire. In connection with the placement of the debentures and warrants, the Company recorded debt discount of approximately $1.0 million. Such amount represents the value of the warrants calculated using the Black-Scholes valuation model. The discount is amortized over the term of the debentures.

In connection with this transaction, the Company issued warrants to purchase a total of 275,000 shares of common stock to the placement agent and the investors' counsel (or their respective designees). These warrants have a term of five years and are exercisable at $1.45 per share. In connection with the issuance of such warrants, the Company recorded a deferred charge of $280,653, which is amortized over the term of the debentures.

In March 2000 the Company raised gross proceeds of $3,000,000 in a private offering of common stock and warrants to purchase shares of the Company's common stock. The Company sold 600,000 shares of common stock and 450,000 warrants. 210,000, 120,000 and 120,000 of the warrants are exercisable at $5.00, $6.375 and $6.90, respectively. The warrants have a term of three years and are redeemable at $0.01 each by the Company upon meeting certain conditions. Offering expenses of $117,000 were paid in April 2000.

6. Employment Agreements

In January 2000, the Company entered into new employment agreements with its Chief Executive Officer and its Chairman (the "EVPs"), expiring in January 2005. The new agreements provide for a base salary of $250,000, with annual increases of at least 5%. In addition, both of the EVPs were granted fully-vested options to purchase 500,000 shares of the Company's common stock at $2.00 per share. Under the provisions of the agreements the EVPs would each receive a cash payment equal to 1.5% of the total consideration received by the Company in a transaction resulting in a greater than 50% change in ownership of the outstanding common stock of the Company.

In January 2000, the Company and its Chief Financial Officer ("CFO") entered into an amendment to the CFO's employment agreement, extending his employment until April 2002. Under this amendment, the CFO received options to purchase 100,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over two years and expire in January 2010.

7. Consulting Agreements

In January 2000 the Company entered into a one year consulting agreement with a member of its Board of Directors. In exchange for the consulting services, the Company granted the member of the Board warrants to purchase 50,000 shares of common stock at an exercise price of $1.00. The warrants vested immediately and will become exercisable on January 19, 2001. During the quarter ended March 31, 2000, the Company recorded a non-cash charge associated with such warrants in the amount of $17,000.

In September 1999 the Company entered into a consulting agreement with one of its directors under which the director provides the Company with business valuation services in exchange for warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. Of these warrants, 50,000 vested on the date of the grant and the remaining 50,000 will vest on the first anniversary of the agreement. The Company recognized non-cash compensation expense of $127,452 in the quarter ended March 30, 2000 related to such warrants.

8. Product Development Agreement

In March 2000, the Company entered into an agreement with Open-i Media, Inc., a software and web development company (the "Development Company") for creative and technical services, and for business strategy consulting. In exchange, the Company will pay the Development Company $280,000 and grant it 13,605 shares, each payable in three installments. In the quarter ended March 31, 2000, the Company paid $140,000 in cash, and recorded an additional charge of $25,000 in connection with shares of common stock to be issued under the agreement.

9. Segments

For the period ended March 31, 2000, the Company's operations were principally managed in two business segments: pharmaceutical research and development, and an Internet initiative. For this period, the Internet segment had no revenue, and generated operating expenses of approximately $538,000. The Internet segment had identifiable assets of approximately $88,000 at March 31, 2000.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

      We have included in this filing certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and if should be of. Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertanties and we caution you that any forward-looking information provided by or on behalf of Siga is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, in addition to those risks discussed below and in our other public filings, press releases, and statements by our management, including (i) the volatile and competitive nature of the biotechnology and Internet industries, (ii) changes in domestic and foreign economic and market conditions, and (iii) the effect of federal, state and foreign regulation on our businesses. All such forward-looking statements are current as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurance of unanticipated events.

Overview

      We are a development stage technology company, whose primary focus is in biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. In October of 1999, we began the development of a strategic alternative outside the biotechnology area with an agreement with Open-i Media, Inc. ("Open-i"), a New York based software and web developer to develop an instant messenger product to be used over the Internet. Since inception through March 31, 2000, we have sustained cumulative net losses of $16,289,912, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights from a third party in exchange for our common stock. In addition, non-cash charges of $1,166,470 have been incurred for stock option and warrant compensation expense. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through March 31, 2000, research and development expenses amounted to $8,429,908, patent preparation and prosecution expenses totaled $1,157,181 and general and administration expenses amounted to $8,674,738 From inception through March 31, 2000 revenues from research and development agreements and government grants totaled $1,725,361.

      In October of 1999, we entered into an agreement with Open-i for the development and acquisition of the source code for a client/server chat and instant messaging application. In March 2000, we entered into a second agreement whereby Open-i will provide certain consulting and management services associated with the development of our instant messenger product. Through March 31, 2000, we have paid Open-i $300,000 in cash for development work on an instant messenger product. In addition they have received 62,500 shares of Siga common stock under the terms of our development agreements with them. Through March 31, 2000 we have incurred cash expenses of approximately $631,972, including payments to Open-i, for the development of our instant messenger product. In addition we have incurred non-cash expenses of approximately $254,000 for shares issued to Open-i in connection with our development agreements with them. We expect to continue to incur substantial costs in the future associated with the development and marketing of our Internet product. General and administrative expenses needed to support the product development and marketing effort are also expected to be substantial.

      At the time we announced our decision to develop our instant messenger product, we also announced that we would consolidate our biotechnology assets and operations in our research facility in Corvallis Oregon. Our goal is to fund our ongoing vaccine and antibiotic programs through a combination of government grants, corporate partnerships and strategic alliances. No assurance can be given that we will be successful in obtaining funds from these sources. Until such relationships are established, we expect to continue to incur significant research and development costs and cost associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Results of Operations

Three months ended March 31, 2000 to the three months ended March 31, 1999

      Revenues from grants and research and development contracts were $80,800 for the three months ended March 31, 2000 compared to $112,500 for the same three month period of 1999. The decline in revenues from the 1999 three month period was approximately 28.2%. Revenue in the three months ended March 31, 1999 were the result of an agreement entered into in July of 1997 with Wyeth-Ayerst, under which we received certain payments for research and development activities sponsored by Wyeth-Ayerst. In the three months ended March 31, 2000 no payments were received under the Wyeth-Ayerst agreement. Revenues in this period were from a Phase I Small Business Innovation research (SBIR) grant from the National Institutes of Health (NIH) and an option agreement with the Ross Products Division of Abbott Laboratories.

      Research and development expenses increased to $762,927 for the three months ended March 31, 2000 from $553,704 for the same period in 1999. The approximate 37.8% increase in spending from the three months ended March 31, 1999 was due to activity associated with expenses incurred in association with the development of an instant messenger product. During the three months ended March 31, 2000, we incurred expenses of approximately $423,000 for instant messenger product development including non-cash charges of $223,000 for common stock issued to Open-i Media under our agreements with them. We incurred no such expenses for the three months ended March 31, 1999. Research and development expenses on our biopharmaceutical business segment were $339,927 for the three months ended March 31, 2000, a 38.6% reduction from the $553,704 incurred in the three months ended March 31, 1999. The reduction is the result of the reduced use of universities and other third parties in our research efforts.

      General and administrative expenses increased approximately 54.5% for the three months ended March 31, 2000 to $811,232 from $525,085 for the three months ended March 31, 1999. The increase in spending is the result of the addition of personnel to manage our instant messenger product development activity combined with non-cash charges of $144,452 for warrant expense associated with consulting agreements with two of our directors. Excluding the non-cash charges, general and administrative expenses increased approximately 27% in the three months ended March 31, 2000 compared to the prior year.

      Patent preparation expense of $26,337 for the three months ended March 31, 2000 was approximately 57.5% lower than the $61,939 incurred for the three months ending March 31, 1999. The decline in spending reflects the continuance of the trend to reduce patent costs by focusing on our core biopharmaceutical technologies, eliminating programs that we feel have less commercial value, and not acquiring new technologies.

      Total operating loss for the three months ended March 31, 2000 was $1,519,696, an approximate 47.8% increase from the $1,028,228 loss incurred for the three months ended March 31, 1999. The increase in the operating loss is the result of increased research and development spending associated with our instant messenger product development and higher general and administrative cost for the management of this business initiative. The loss for the three months ended March 31, 2000 include approximately $367,452 of non-cash expenses as described above. We incurred no such non-cash expenses in the three months ended March 31, 1999.

      Net interest expense for the three months ended March 31, 2000 was $118,236 compared to interest income of $56,848 for the three months ended March 31, 1999. The increase in interest expense is due to the accrual of interest associated with our sale of $1,500,000 of 6% convertible debentures in January of 2000. Further, the lower level of net interest income is the result of the decrease in the cash available for investment in the current year period as the funds raised in our September 1997 initial public offering (IPO) were expended in accordance with our development plan.

      We recorded a net gain of $24,090 for the three months ended March 31, 1999 from the sale of certain securities held for investment purposes. No such income was received in the three months ended March 31, 2000.

      Net loss per common share of $.25 for the three months ended March 31, 2000 was approximately 79% greater than the $.14 loss per share for the three months ended March 31, 1999. The increase in the loss per share is the result of higher general and administrative and research and development expenses associated with our development of our instant messenger product. The increase in the loss per share was also due to the interest expense incurred in connection with the sale of $1,500,000 of 6% convertible debentures.

Liquidity and Capital Resources

      As of March 31, 2000 we had $5,088,189 in cash and cash equivalents. In July, August and September of 1998 we sold certain laboratory equipment, computer equipment and furniture to a third party, for $493,329, $385,422 and $260,333, respectively, under sale/leaseback arrangements. The leases have a term of 42 months and require minimum monthly payments of $13,171, $10,290 and $6,950, respectively. We have an option to purchase the equipment for Fair Market Value (defined in the agreement as 15% of original cost) at the end of the lease. In July of 1997 we entered into a collaborative research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, we have granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. If certain milestones are met, the agreement requires Wyeth-Ayerst to sponsor further research by us for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments to Siga. Through March 31, 2000 we have received a total of $1,462,500 from Wyeth-Ayerst. In July and October of 1999 we were awarded SBIR grants from the NIH. The grant received in July was for a six month program for a total of $109,072. As of March 31, 2000 we had received all $109,072. The October grant is a twelve month program for a total of $293,466, of which $122,253 was received at March 31, 2000. The remaining $170,943 due under the grants is expected be received during the twelve months ending December 31, 2000.

      In January of 2000 we sold an aggregate principal amount of $1,500,000 6% convertible debentures due January 2002 with warrants to purchase 1,043,478 shares of common stock. We received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds. The interest on the debentures is payable in either cash or stock at our discretion. The debentures are convertible into common stock at $1.44 per share. The warrants have a term of five years and are exercisable at $3.41 per share. We can require the holders to exercise the warrants under certain circumstances.

      In February of 2000 we entered into an Option Agreement with the Ross Products Division of Abbott Laboratories (Ross). The Agreement grants Ross an exclusive option to negotiate an exclusive license to certain Siga technology and patents in addition to certain research development services. In exchange for research services and the Option, Ross is obligated to pay us $120,000 in three installments of $40,000. The first payment of $40,000 was received during the quarter ended March 31, 2000. The remaining installments are contingent upon certain milestones under the agreement. In the quarter ended March 31, 2000, we recognized revenue of $5,000 and deferred the remaining $35,000.

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

      In April 2000 we received $225,000 from Wyeth-Ayerst to further support our research and development on the programs begun under our July 1997 agreement with Wyeth-Ayerst.

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately through the end of the second quarter of 2001. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, on commercially reasonable terms. If we are unable to raise additional capital when needed, we may be forced to curtail certain activities and programs or possibly cease operations altogether.

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

                                     Part II

                                Other Information

Item 1. Legal Proceedings

In February of 1998, we entered into a research collaboration and license agreement with Washington University. Under the terms of the agreement, we were granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments equal to a certain percentage of net sales of products incorporating the licensed technology, and certain milestone payments. In addition, we agreed to sponsor further research by the University for the development of the licensed technology. In July 1997, we entered into a separate consulting agreement with a faculty member of the University. A dispute arose between Siga and the University and the consultant regarding, among other things, the performance of the parties under the agreements. In May 1999, the University sent us notice of intent to terminate the agreement in 90 days claiming certain payments were not made. It was our position that, among other things, such payments are not owed due to the University's failure to perform. Under the arbitration clause of the agreement, the University, in July 1999, commenced an arbitration seeking an award in the amount of $230,000. We also commenced an arbitration seeking a determination that such amount is not owed the University and seeking our own award of $5 million. In February 2000 the parties reached a settlement agreement and mutual release of their obligations under the research collaboration and licensing agreement entered into in February of 1998. Further, all personal consulting agreements between Siga and Washington University faculty members and employees were also terminated. Under the terms of the settlement agreement any payments owed by Siga under the research collaboration and licensing agreement are cancelled. In addition, all payments owed faculty members under consulting agreements are also cancelled. The University will reimburse Siga $37,037 for certain patent expenses incurred under the research collaboration. We have disclaimed any rights to patents licensed under the February 1998 agreement. however, if the University successfully commercializes any of the patents, they agree to pay Siga licensing revenue arising from products commercialized. As part of the settlement agreement and mutual release Siga and the University entered into a non-exclusive license of certain patents that were part of the research collaboration

Item 2. Changes in Securities and Use of Proceeds.

      In January 2000 we sold an aggregate principal amount of $1,500,000 6% convertible debentures and 1,043,478 warrants. We received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds. The debentures are convertible into common stock at any time prior to January 31, 2002 at $1.4375 per share. The warrants are exercisable at any time prior to January 31, 2005 at an exercise price of

$3.4059 per share. In connection with this transaction, we issued warrants to purchase a total of 275,000 shares of common stock to the placement agent and investors' counsel. These warrants are exercisable at any time prior to January 31, 2005 at an exercise price of $1.45 per share.

      On March 28, 2000 we sold an aggregate of 600,000 shares of common stock and 450,000 warrants. We received net proceeds of $2,883,000 from the total gross proceeds of $3,000,000. The warrants are exercisable at any time until March 28, 2003. The 210,000 Class B warrants are exercisable at $5.00 per share, the 120,000 Class C warrants are exercisable at $6.375 per share and the 120,000 Class D warrants are exercisable at $6.90 per share.

      Exemption from registration for the transactions described above was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, regarding transactions by the issuer not involving a public offering, in that these transactions were made, without general solicitation or advertising to accredited investors.

Item 3. Defaults upon Senior Securities        None

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on January 17, 2000, the following matters were voted upon:

      The following nominees were elected to the Board of Directors:

      Nominee                 For        Number of Votes Against      Abstained
      -------                 ---        -----------------------      ---------

      Joshua D. Schein     3,458,664              2,800                   0
      Judson A. Cooper     3,458,664              2,800                   0
      Jeffrey Rubin        3,458,664              2,800                   0
      Scott Eagle          3,458,664              2,800                   0
      Thomas Lanier        3,458,664              2,800                   0

      The stockholder's voted to amend the 1996 Incentive and Non-Qualified Stock Plan authorizing the issuance of an additional 666,667 shares under the Plan.

            Votes For               Votes Against                 Abstained
            ---------               -------------                 ---------
            3,436,764                   17,200                      7,500

      The stockholder's voted to amend the Certificate of Incorporation to change the corporate name to Siga Technologies, Inc.

            Votes For               Votes Against                 Abstained
            ---------               -------------                 ---------
            3,458,264                    3,200                         0

      The stockholder's voted to amend the Certificate of Incorporation to increase the authorized capital by 25,000,000 shares to 50,000,000 shares of common stock.

            Votes For               Votes Against                 Abstained
            ---------               -------------                 ---------
            3,439,814                   21,450                       200

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 27            Financial Data Schedule (EDGAR version only)

        (b) Reports on Form 8-K   None

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

                                                 SIGA Technologies, Inc.
                                                 (Registrant)


Date: May 15, 2000                                   By: /s/ Thomas N. Konatich
                                                     ---------------------------
                                                        Thomas N. Konatich
                                                       Chief Financial Officer
                                                      (Principal Accounting and
                                                      Financial Officer and Vice
                                                      President, Finance)