Form 10-Q
period 2000-06-30
SIGA PHARMACEUTICALS INC
filed 2000-08-14
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                        Commission File No. 0-23047
June 30, 2000

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

As of August 11, 2000 the registrant had outstanding 7,380,394 shares of common stock outstanding.

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                                  BALANCE SHEET

                                                                                                 June 30       December 31,
                                                                                                   2000            1999
                                                                                               ------------    ------------
                                                                                               (unaudited)
                                ASSETS
Current Assets
   Cash and cash equivalents ...............................................................   $  4,120,580    $  1,758,541
   Accounts receivable .....................................................................         24,813          47,570
   Prepaid expenses ........................................................................         44,979          38,279
                                                                                               ------------    ------------
    Total current assets ...................................................................      4,190,372       1,844,390

   Equipment, net ..........................................................................      1,206,480       1,366,362
   Other assets ............................................................................        151,248         147,002
                                                                                               ------------    ------------
    Total assets ...........................................................................   $  5,548,100    $  3,357,754
                                                                                               ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable ........................................................................        184,138         248,962
   Accrued expenses ........................................................................        111,985         104,096
   Deferred revenue ........................................................................        245,000              --
   Capital lease obligations ...............................................................        298,167         280,092
                                                                                               ------------    ------------
    Total current liabilities ..............................................................        839,290         633,150
                                                                                               ------------    ------------

   Convertible debt, net of discount .......................................................        454,607              --
   Accrued interest ........................................................................         37,500              --
   Capital lease obligations, net of current portion .......................................        366,680         520,424
                                                                                               ------------    ------------
    Total noncurrent liabilities ...........................................................        858,787         520,424
                                                                                               ------------    ------------

   Commitments and contingencies ...........................................................             --              --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized,
     none issued and outstanding) ..........................................................             --              --
   Common stock ($.0001 par value, 50,000,000 and 25,000,000 shares authorized,
    7,277,558 and 6,602,712 issued and outstanding at June 30, 2000
     and December 31, 1999, respectively) ..................................................            728             661
   Additional paid-in capital ..............................................................     22,018,799      16,855,499
   Unearned compensation ...................................................................       (432,873)             --
   Deficit accumulated during the development stage ........................................    (17,736,631)    (14,651,980)
                                                                                               ------------    ------------
    Total stockholders' equity .............................................................      3,850,023       2,204,180
                                                                                               ------------    ------------
    Total liabilities and stockholders' equity .............................................   $  5,548,100    $  3,357,754
                                                                                               ============    ============

Balance sheet data at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                                                                        Three months ended
                                                                                             June 30,
                                                                                      2000             1999
                                                                                   ----------------------------
                                                                                   (unaudited)      (unaudited)
Revenues - Research and development
    contracts                                                                      $     90,373    $    112,500
                                                                                   ----------------------------

Operating expenses

    General and administrative (inclusive of non-cash compensation                      966,115         530,673
      of $99,670, $14,620, $258,742, $29,240 and $1,011,890 for the three months ended June 30, 2000 and 1999, the six months ended June 30, 2000 and 1999, and the period December 28, 1995 to June 30, 2000, respectively)

    Research and development (inclusive of non-cash compensation                        391,703         519,049
      of $10,077, $0, $233,077, $0, and $264,327 for the three months ended June 30, 2000 and 1999, the six months ended June 30, 2000 and 1999, and the period December 28, 1995 to June 30, 2000, respectively)
      (including amounts to related parties of $18,750 for each of the three months ended June 30, 2000 and 1999, and $37,500 for each of the six months ended June 30, 2000 and 1999)

    Patent preparation fees                                                              37,780          60,764
    Settlement of litigation                                                                 --              --
                                                                                   ----------------------------

Total operating expenses                                                              1,395,598       1,110,486
                                                                                   ----------------------------

Operating loss                                                                        1,305,225       (997,986)
                                                                                   ----------------------------

Interest income/(expense)                                                              (141,494)         45,502
Net gain on sale of securities                                                               --          42,570
                                                                                   ----------------------------

Net loss                                                                           $ (1,446,719)   $   (909,914)
                                                                                   ----------------------------

Other comprehensive income
    Unrealized gains on available for sale securities                                        --          15,180
                                                                                   ----------------------------

Comprehensive income/(loss)                                                        $ (1,446,719)   $   (894,734)

Basic and diluted loss per share                                                   $      (0.20)   $      (0.14)
                                                                                   ----------------------------

Weighted average common shares outstanding used
  for basic and diluted loss per share                                                7,273,165       6,577,712
                                                                                   ----------------------------

                                                                                                                   For The Period
                                                                                                                    December 28,
                                                                                                                    1995 (Date of
                                                                                         Six months ended           Inception) to
                                                                                             June 30,                 June 30,
                                                                                      2000             1999             2000
                                                                                   ----------------------------    --------------
                                                                                   (unaudited)      (unaudited)      (unaudited)
Revenues - Research and development
    contracts                                                                           171,173         225,000    $    1,815,734
                                                                                   ----------------------------    --------------

Operating expenses

    General and administrative (inclusive of non-cash compensation                    1,777,347       1,055,758         9,640,853
      of $99,670, $14,620, $258,742, $29,240 and $1,011,890 for the three months ended June 30, 2000 and 1999, the six months ended June 30, 2000 and 1999, and the period December 28, 1995 to June 30, 2000, respectively)

    Research and development (inclusive of non-cash compensation                      1,154,630       1,072,753         8,821,611
      of $10,077, $0, $233,077, $0, and $264,327 for the three months ended June 30, 2000 and 1999, the six months ended June 30, 2000 and 1999, and the period December 28, 1995 to June 30, 2000, respectively)
      (including amounts to related parties of $18,750 for each of the three months ended June 30, 2000 and 1999, and $37,500 for each of the six months ended June 30, 2000 and 1999)

    Patent preparation fees                                                              64,117         122,703         1,194,961
    Settlement of litigation                                                                                               97,969
                                                                                   ----------------------------    --------------

Total operating expenses                                                              2,996,094       2,251,214        19,755,394
                                                                                   ----------------------------    --------------

Operating loss                                                                       (2,824,921)     (2,026,214)      (17,939,660)
                                                                                   ----------------------------    --------------

Interest income/(expense)                                                              (259,730)        102,350           136,369
Net gain on sale of securities                                                               --          66,660            66,660
                                                                                   ----------------------------    --------------

Net loss                                                                             (3,084,651)     (1,857,204)   $  (17,736,631)
                                                                                   ----------------------------    --------------

Other comprehensive income
    Unrealized gains on available for sale securities                                        --          34,816                --
                                                                                   ----------------------------    --------------

Comprehensive income/(loss)                                                        $ (3,084,651)     (1,822,388)   $  (17,736,631)

Basic and diluted loss per share                                                   $      (0.44)    $     (0.28)
                                                                                   ----------------------------

Weighted average common shares outstanding used
  for basic and diluted loss per share                                                6,961,228       6,577,712
                                                                                   ----------------------------


    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                                                      For The Period
                                                                                                                       December 28,
                                                                                                                       1995 (Date of
                                                                                    Six Months Ended                   Inception) to
                                                                             June 30,              June 30,               June 30,
                                                                               2000                  1999                  2000
                                                                           ------------          ------------          -------------
                                                                            (unaudited)           (unaudited)           (unaudited)

Cash flows from operating activities:
  Net loss                                                                 $ (3,084,651)         $ (1,857,204)         $(17,736,631)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                                181,891               184,918               776,688
    Stock, options & warrant compensation                                       491,819                29,240             1,276,217
    Loss on write-off of capital equipment                                           --                    --                97,969
    Amortization of debt discount                                               275,103                    --               408,103
    Write-off of in-process research and development                                 --                                   1,457,458
    Realized gain on sale of marketable securities                                   --               (66,660)              (66,660)
    Changes in assets and liabilities:
      Accounts receivable                                                        22,757                    --               (24,813)
      Prepaid expenses and other current assets                                  (6,700)              116,879               (44,979)
      Other assets                                                               (4,246)                   --              (151,248)
      Accounts payable and accrued expenses                                    (173,935)              (68,990)              179,123
      Deferred revenue                                                          245,000                    --               245,000
      Accrued interest                                                           37,500                    --                37,500
                                                                           ------------          ------------          ------------

      Net cash used in operating activities                                  (2,015,462)           (1,661,817)          (13,546,273)
                                                                           ------------          ------------          ------------


Cash flows from investing activities:
  Capital expenditures                                                          (22,009)              (54,583)           (2,081,137)
  Sale (purchase) of minority interest                                               --                    --                66,660
  Proceeds from sale of securities                                                                    233,696                    --
                                                                           ------------          ------------          ------------

      Net cash flow used in investing activities                                (22,009)              179,113            (2,014,477)
                                                                           ------------          ------------          ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                  3,000,000                    --            17,480,056
  Receipts of stock subscriptions outstanding                                        --                    --                 1,248
  Gross proceeds from sale of convertible debentures                          1,500,000                    --             1,500,000
  Proceeds from exercise of stock options                                        35,505                    --                35,505
  Net proceeds from sale of warrants                                             52,174                    --                52,174
  Convertible debentures and warrants issuance costs                            (52,500)                   --               (52,500)
  Proceeds from bridge notes                                                         --                    --             1,000,000
  Repayment of bridge notes                                                          --                    --            (1,000,000)
  Proceeds from sale and leaseback of equipment                                      --                    --             1,139,085
  Principal payments on capital lease obligations                              (135,669)             (151,213)             (474,238)
                                                                           ------------          ------------          ------------

      Net cash provided from financing activities                             4,399,510              (151,213)           19,681,330
                                                                           ------------          ------------          ------------

Net increase in cash and cash equivalents                                     2,362,039            (1,633,917)            4,120,580
Cash and cash equivalents at beginning of period                              1,758,541             4,966,873                    --
                                                                           ------------          ------------          ------------
Cash and cash equivalents at end of period                                 $  4,120,580          $  3,332,956          $  4,120,580
                                                                           ------------          ------------          ------------

    The accompanying notes are an integral part of these financial statements

                             SIGA Technologies, Inc.
                 NOTES TO THE JUNE 30, 2000 FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2000.

2. Change of Name

In January 2000, at the Annual Meeting of the Company's stockholders, the shareholders of the Company approved the change of the Company's name from Siga Pharmaceuticals, Inc., to Siga Technologies, Inc.

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

4. License and Research Support Agreements

In February of 1998, the Company entered into a research collaboration and license agreement with Washington University (the "University"), under which the Company was granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments and certain milestone payments. In 1999, a dispute arose between the Company, the University and a consultant of the University regarding, among other things, the performance of the parties under the agreements. In February of 2000 the parties reached a settlement agreement and mutual release of their obligations under the research collaboration and licensing agreement entered into in February of 1998. Further, all personal consulting agreements between the Company and Washington University faculty members and employees were terminated. Under the terms of the settlement agreement any payments owed by the Company under the research collaboration and licensing agreement and any consulting agreements with the University faculty members were cancelled.

In March 2000 the Company entered into an agreement with the Ross Products Division of Abbott Laboratories (Ross), under which the Company granted Ross an exclusive option to negotiate an exclusive license to certain Company technology and patents, in addition to certain research development services. In exchange for the research services and the option, Ross is obligated to pay the Company $120,000 in three installments of $40,000. The first payment of $40,000 was received during the quarter ended March 31, 2000 and is recognized ratably, over the expected term of the arrangement. The remaining installments are contingent upon meeting certain milestones under the agreement and will be recognized as revenue upon completion and acceptance of such milestones. In the six months ended June 30, 2000, the Company recognized revenue of $20,000 and deferred the remaining $20,000.

In May 2000 the Company received $225,000 from Wyeth-Ayerst. The Company recorded the entire amount as deferred revenue on June 30, 2000 and will recognize it as revenue under the terms of an agreement with Wyeth-Ayerst, once the terms are finalized.

5. Stockholders' Equity

In January 2000 the shareholders of the Company approved an increase in the number of authorized shares from 25,000,000 to 50,000,000.

In January 2000 the Company completed a private placement of 6% convertible debentures at an aggregate principal amount of $1,500,000 and 1,043,478 warrants to purchase shares of the Company's common stock with a purchase price of $0.05 per warrant. The Company received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds raised. The debentures are convertible into common stock at $1.4375 per share. Interest at the rate of 6% per annum is payable on the principal of each convertible debenture in cash or shares of the Company's common stock, at the discretion of the Company upon conversion or at maturity. The warrants have a term of five years and are exercisable at $3.4059 per share. The Company has the right to require the holder to exercise the warrants within five days under the following circumstances: (i) a registration statement is effective; and (ii) the closing bid price for the Company's common stock, for each of any 15 consecutive trading days is at least 200% of the exercise price of such warrants. If the holder does not exercise the warrants after notice is given, the unexercised warrants will expire. In connection with the placement of the debentures and warrants, the Company recorded debt discount of approximately $1.0 million. Such amount represents the value of the warrants calculated using the Black-Scholes valuation model. The discount is amortized over the term of the debentures.

During the three months ended June 30, 2000, the Company recorded interest expense of $129,980 related to the amortization of such debt discount.

In connection with this transaction, the Company issued warrants to purchase a total of 275,000 shares of common stock to the placement agent and the investors' counsel (or their respective designees). These warrants have a term of five years and are exercisable at $1.45 per share. In connection with the issuance of such warrants, the Company recorded a deferred charge of $280,653, which is amortized over the term of the debentures. During the three months ended June 30, 2000, the Company recorded interest expense of $35,080 related to the deferred charge amortization.

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

6. Employment Agreements

In January 2000, the Company entered into new employment agreements with its Chief Executive Officer and its Chairman (the "EVPs"), expiring in January 2005. The new agreements provide for an annual salary of $250,000, with annual increases of at least 5%. In addition, both of the EVPs were granted fully-vested options to purchase 500,000 shares of the Corporations' common stock at $2.00 per share. Under the provisions of the agreements the EVPs would each receive a cash payment equal to 1.5% of the total consideration received by the Company in a transaction resulting in a greater than 50% change in ownership of the outstanding common stock of the Company.

In January 2000, the Company and its Chief Financial Officer ("CFO") entered into an amendment to the CFO's employment agreement, extending his employment until April 2002. Under this amendment, the CFO received options to purchase 100,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over two years and expire in January 2010.

In May 2000, the Company and its Vice President for Research entered into an amendment of the Vice Presidents employment agreement, extending his employment until December 31, 2002, except that the Company may terminate the agreement upon 180 days written notice. Under the amendment the employee's title will be changed to Chief Scientific Officer (CSO). The CSO was granted options to purchase 125,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over the remaining term of the amendment.

7. Consulting Agreements

In January 2000 the Company entered into a one year consulting agreement with a member of its Board of Directors. In exchange for the consulting services, the Company granted the member of the Board warrants to purchase 50,000 shares of common stock at an exercise price of $1.00. The warrants vested immediately and will become exercisable on January 19, 2001. During the quarter ended June 30, 2000, the Company recorded a non-cash charge associated with such warrants in the amount of $75,360.

In September 1999 the Company entered into a consulting agreement with one of its directors under which the director provides the Company with business valuation services in exchange for warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. Of these warrants, 50,000 vested on the date of the grant and the remaining 50,000 will vest on the first anniversary of the agreement. The Company recognized non-cash compensation expense of $9,690 in the quarter ended June 30, 2000 related to such warrants.

8. Product Development Agreement

In March 2000, the Company entered into an agreement with Open-i Media, Inc., a software and web development company ("the Development Company") for creative and technical services, and for business strategy consulting. In exchange, the Company will pay the Development Company $280,000 and grant it 13,605 shares, each payable in three installments. In the six months ended June 30, 2000, the Company paid $140,000 in cash, and recorded an additional charge of $25,000 in connection with shares of common stock to be issued under the agreement. Costs related to this agreement are recognized as the services performed. In July 2000 the Company issued to Open-i an additional 62,500 shares of common stock and $40,000 in cash for the completion of the development of the PeerFinder product.

In July 2000 the Company acquired a 12.5% equity position in Open-i Media, Inc. Under the terms of the agreement, Open-i received: (i) $170,000 in cash; (ii) approximately 40,000 shares of the Company's common stock; and (iii) certain assets consisting of the instant messenger product, PeerFinder. The Company will account for the investment utilizing the cost method of accounting.

9. Other Agreements

      In May 2000 the Company entered into a binding letter of intent (the "Letter") to acquire Israel-based Hypernix Technologies, Ltd. Hypernix is the developer of Gooey, an integrated roving communication platform. Under the letter, in the event that the transaction was consummated, Siga was to issue 3 million shares of its common stock to the stockholders and certain employees of Hypernix and assume all of the disclosed liabilities of Hypernix (not to exceed $1,250,000), with Hypernix's creditors to be paid half in cash and half in common stock of Siga. Also under the letter, Siga was to lend Hypernix $250,000 per month for up to five months. This advance is subject to interest at an annual rate of 10% and is secured by all the assets of Hypernix.

      The Company has advanced Hypernix $261,000 and $250,000 in May and July 2000, respectively, under the agreement. On August 10, 2000, the Company terminated the letter of intent. Siga recorded a charge of $261,000 for the three months ended June 30, 2000 to reserve the amount advanced to Hypernix as of that date and will record a charge of $250,000 to reserve the advance made to Hypernix subsequent to June 30, 2000.

10. Segments

For the period three months ended June 30, 2000, the Company's operations were principally managed in two business segments: biomedical research and development, and an Internet initiative. For this period, the Internet segment had no revenue, and generated operating expenses of approximately $102,130. For the six months ended June 30, 2000 the Internet business segment had operating expenses of approximately $640,560. The Internet segment had identifiable assets of approximately $88,000 at June 30, 2000.

11. Subsequent Events

In May and August 2000 the Company was awarded two Phase I Small Business Innovation Research (SBIR) grants from the National Institutes for Health in the amounts of $26,000 and $96,000 respectively. The grants will support the Company's antibiotic development programs.

In July 2000 the Company entered into an agreement with a consultant to serve as the Company's public relations agency. The consultant received options to purchase 75,000 shares of the Company's common stock and they will be paid a monthly retainer of $6,000. The options can be exercised at the following exercise prices: 25,000 at $5.75 per share, 25,000 at $6.50 per share and 25,000 at $7.50 per share. After an initial four month term, the Company may terminate the agreement on thirty days notice.

In August 2000 the Company entered into an agreement with a consultant to provide the Company with advice and assistance with respect to financial consulting, planning, structuring, business strategy, public relations and raising equity capital. The term of the agreement is for a period of fifteen months with a guarantee of a six-month retention from August 1, 2000 through February 1, 2001. The consultant was paid a fee of $40,000 upon signing of the agreement, and will be paid an additional $40,000 every two months for the term of the agreement unless terminated by the Company at the end of the initial six month period. The agreement also grants the consultant warrants to purchase 500,000 shares of the Company's common stock with 200,000 warrants vesting upon the date of the agreement with an exercise price of $3.63 per share. Of the remaining 300,000 warrants, 100,000 warrants will vest on May 1, 2001 with an exercise price of $6.50 per share, 100,000 vest on August 1, 2001 with an exercise price of $7.50 per share and 100,000 vest on October 1, 2001 with an exercise price of $9.50 per share. The warrants will become exercisable over a period of five years. Unvested warrants will terminate in the event the agreement is terminated.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Overview

      We are a development stage technology company whose primary focus is in biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. In October of 1999, we began the development of a strategic alternative outside the biotechnology area with an agreement with Open-i Media, Inc. ("Open-i"), a New York based software and web developer to develop an instant messenger product to be used over the Internet. In May 2000, we planned to expand our activities in our Internet business segment when we signed a letter of intent to acquire Hypernix Technologies, Ltd., the developer of Gooey, an integrated roving communication platform. However in August, 2000, we terminated the letter of intent. Since inception through June 30, 2000, we have sustained cumulative net losses of $17,736,631, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights from a third party in exchange for our common stock. In addition, non-cash charges of $1,276,217 have been incurred for stock option and warrant compensation expense. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through June 30, 2000, research and development expenses amounted to $8,821,611, patent preparation and prosecution expenses totaled $1,194,961 and general and administration expenses amounted to $9,640,853. From inception through June 30, 2000 revenues from research and development agreements and government grants totaled $1,790,734.

      In October of 1999, we entered into an agreement with Open-i for the development and acquisition of the source code for a client/server chat and instant messaging application. In March 2000, we entered into a second agreement whereby Open-i would provide certain consulting and management services associated with the development of our instant messenger product. Through June 30, 2000, we have paid Open-i $300,000 in cash for development work on an instant messenger product. In addition Open-i has received 65,221 shares of Siga common stock under the terms of our development agreements with them. Through June 30, 2000 we have incurred cash expenses of approximately $675,546, including payments to Open-i, for the development of our instant messenger product. In addition we have incurred non-cash expenses of approximately $254,000 for shares issued to Open-i in connection with our development agreements with them. In July of 2000, we acquired a 12.5% equity interest in Open-i in exchange for (i) $170,000 in cash; (ii) 40,336 shares of our common stock; and (iii) certain assets consisting of our instant messenger product. We expect to continue to incur substantial costs in the future associated with the possible development and acquisition of additional Internet activities. General and administrative expenses needed to support the Internet business division are also expected to be substantial.

      At the time we announced our decision to undertake the Internet business alternative, we also announced that we would consolidate our biotechnology assets and operations in our research facility in Corvallis, Oregon. Our goal is to fund our ongoing vaccine and antibiotic programs through a combination of government grants, corporate partnerships and strategic alliances. No assurance can be given that we will be successful in obtaining funds from these sources. Until such relationships are established, we expect to continue to incur significant research and development costs and cost associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Results of Operations

Three months ended June 30, 2000 to the three months ended June 30, 1999

      Revenues from grants and research and development contracts were $90,373 for the three months ended June 30, 2000 compared to $112,500 for the same three month period of 1999. The decrease in revenues from the 1999 three month period was approximately 20%. Revenue in the three months ended June 30, 1999 were the result of an agreement entered into in July of 1997 with Wyeth-Ayerst, under which we received certain payments for research and development activities sponsored by Wyeth-Ayerst. In the three months ended June 30, 2000 we recognized $75,373 of revenue related to a Phase I Small Business Innovation Research
(SBIR) grant from the National Institutes of Health (NIH) and $15,000 related to an option and research and development agreement with the Ross Products Division of Abbott Laboratories. Also, in the three months ended June 30, 2000 we received $225,000 from Wyeth-Ayerst for continued support of our research efforts, however, pending completion of an agreement with them the entire amount was recorded as deferred revenue.

      Research and development expenses of $391,703 for the three months ended June 30, 2000 were approximately 24.5% less than the $519,049 of expenses incurred for the same period in 1999. The decrease in spending from the three months ended June 30, 1999 was due to lower spending levels on our biotechnology business segment, consistent with our goal of making this operation self-sufficient. The reduction was largely achieved as the result of materially reduced spending to support activities at third parties and universities. Spending on the Internet division of our business was minimal in the current year quarter.

      General and administrative expenses increased approximately 82% for the three months ended June 30, 2000 to $966,115 from $530,673 for the three months ended June 30, 1999. The increase in spending is the result of a charge of $261,000 taken to reserve the amount advanced to Hypernix in the three months ended June 30, 2000, the addition of personnel to manage our instant messenger product development activity and non-cash charges of $85,050 for warrant expense associated with consulting agreements with two of our directors.

      Patent preparation expense of $37,780 for the three months ended June 30, 2000 was approximately 38% lower than the $60,764 incurred for the three months ending June 30, 1999. The decline in spending reflects the continuing trend to reduce patent costs by focusing on our core biopharmaceutical technologies, eliminating programs that we believe have less commercial value, and not acquiring new technologies.

      Total operating loss for the three months ended June 30, 2000 was $1,305,225, an approximate 30.7% increase from the $997,986 loss incurred for the three months ended June 30, 1999. The increase in our operating loss is the result of lower revenues in the current year quarter and the charge taken to reserve the amount advanced to Hypernix.

      Net interest expense for the three months ended June 30, 2000 was $141,494 compared to interest income of $45,502 for the three months ended June 30, 1999. The increase in interest expense is due to the accrual of interest associated with our sale of $1,500,000 principal amount of 6% convertible debentures in January of 2000. Further, the lower level of net interest income is the result of the decrease in the cash available for investment in the current year period as the funds raised in our September 1997 initial public offering (IPO) were expended in accordance with our development plan.

      We recorded a net gain of $42,570 for the three months ended June 30, 1999 from the sale of certain securities held for investment purposes. No such income was received in the three months ended June 30, 2000.

Six months ended June 30, 2000 to the six months ended June  30, 1999

      Revenues from grants and research and development contracts declined approximately 24% to $171,173 for the six months ended June 30, 2000 compared to $225,000 for the six months ended June 30, 1999. Revenue in the six months ended June 30, 1999 was the result of an agreement entered into in July of 1997 with Wyeth-Ayerst, under which we received certain payments for research and development activities sponsored by Wyeth-Ayerst. In the six months ended June 30, 2000 we recognized $151,173 of revenue from a Phase I Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) and $20,000 from an option and research development agreement with the Ross Products Division of Abbott Laboratories. In the six months ended June 30, 2000 we received $225,000 from Wyeth-Ayerst for continued support of our research efforts, however, pending completion of an agreement with them, the entire amount has been recorded as deferred income.

      Research and development expenses for the six months ended June 30, 2000 were $1,154,630, approximately 7.6% more than the $1,072,753 incurred in the six months ended June 30, 1999. The increase in spending reflects expenses incurred by the start up of our Internet research and development activities largely offset by a decrease in spending on biotechnology research and development activity. The reduction in the biotechnology division of our business was achieved as the result of materially reduced spending to support activities at third parties and universities.

      General and administrative expenses increased approximately 68.3% for the six months ended June 30, 2000 to $1,777,347 from $1,055,758 for the six months ended June 30, 1999. The increase in spending was primarily the result of a charge of $261,000 to reserve the amount advanced to Hypernix during the current year period. Also contributing to the increase was the addition of personnel to manage our internet business segment combined with non-cash charges of $229,502 for warrant expense associated with consulting agreements with two of our directors.

      Patent preparation expense declined to $64,117 for the six months ended June 30, 2000 from $112,703 for the six months ended June 30, 1999. The decline in spending from the prior year of approximately 48% reflects the continuing trend to reduce patent costs by focusing on our core biopharmaceutical technologies, eliminating programs that we believe have less commercial value, and not acquiring new technologies.

      Total operating loss for the six months ended June 30, 2000 was $2,824,921 an approximate 39.4% increase from the $2,026,214 loss incurred for the six months ended June 30, 1999. The increased loss was primarily the result of decreased revenue, the charge taken to reserve the funds advance Hypernix and increased research and development and general and administrative expenses associated with our entry into Internet business activities.

      Net interest expense for the six months ended June 30, 2000 was $259,730 compared to interest income of $102,353 for the six months ended June 30, 1999. The increase in interest expense is due to the accrual of interest associated with our sale of $1,500,000 principal amount of 6% convertible debentures in January of 2000. Further, the lower level of net interest income is the result of the decrease in the cash available for investment in the current year period as the funds raised in our September 1997 initial public offering (IPO) were expended in accordance with our development plan.

      We recorded a net gain of $66,660 for the six months ended June 30, 1999 from the sale of certain securities held for investment purposes. No such income was received in the six months ended June 30, 2000.

Liquidity and Capital Resources

      As of June 30, 2000 we had $4,120,580 in cash and cash equivalents. In July, August and September of 1998 we sold certain laboratory equipment, computer equipment and furniture to a third party, for $493,329, $385,422 and $260,333, respectively, under sale/leaseback arrangements. The leases have a term of 42 months and require minimum monthly payments of $13,171, $10,290 and $6,950, respectively. We have an option to purchase the equipment for Fair Market Value (defined in the agreement as 15% of original cost) at the end of the lease. In July of 1997 we entered into a collaborative two year research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, we have granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. If certain milestones are met, the agreement requires Wyeth-Ayerst to sponsor further research by us for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments to Siga. Through June 30, 2000 we have received a total of $1,687,500 from Wyeth-Ayerst. In July and October of 1999 we were awarded SBIR grants from the NIH. The grant received in July was for a six month program for a total of $109,072. As of June 30, 2000 we had received the full amount of the grant. The October grant is a twelve month program for a total of $293,466, of which $197,626 was received at June 30, 2000. The remaining $95,840 due under the grants is expected be received during the twelve months ending December 31, 2000.

      In January of 2000 we completed a private placement of 6% convertible debentures at an aggregate principal amount if $1,500,000 and 1,043,478 warrants to purchase shares of the Company's common stock with a purchase price of $0.5 per warrant. We received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds raised. The debentures are convertible into common stock at $1.4375 per share. Interest at the rate of 6% per annum is payable on the principal of each convertible debenture in cash or shares of Siga's common stock, at our discretion upon conversion or at maturity. The warrants have a term of five years and are exercisable at $3.4059 per share. We have the right to require the holder to exercise the warrants within five days under the following circumstances: (i) a registration statement is effective; and (ii) the closing bid price for our common stock, for each of any 15 consecutive trading days is at least 200% of the exercise price of such warrants. If the holder does not exercise the warrants after notice is given, the unexercised warrants will expire. In connection with this transaction, we issued warrants to purchase a total of 275,000 shares of common stock to the placement agent and the investor's counsel (or their respective designees). These warrants have a term of five years and are exercisable at $1.45 per share.

      In March 2000 we entered into an Agreement with the Ross Products Division of Abbott Laboratories (Ross). The Agreement grants Ross an exclusive option to negotiate an exclusive license to certain Siga technology and patents in addition to certain research development services. In exchange for research services and the Option, Ross is obligated to pay us $120,000 in three installments of $40,000. The first payment of $40,000 was received during the quarter ended March 31, 2000. The remaining installments are contingent upon certain milestones under the agreement. In the six months ended June 30, 2000, we recognized revenue of $20,000 and deferred the remaining $20,000.

      On March 28, 2000 we completed a private placement of an aggregate of 600,000 shares of common stock and 450,000 warrants. We received net proceeds of $2,883,000 from the total gross proceeds of $3,000,000. The warrants have a term of three years; 210,000 warrants are exercisable at $5.00 per share, 120,000 are exercisable at $6.375 per share and 120,000 are exercisable at $6.90 per share. The warrants have a term of three years and are redeemable at $0.01 each, by us upon meeting certain conditions.

      In May 2000 we entered into a binding letter of intent to acquire Israel-based Hypernix Technologies, Ltd. Hypernix is the developer of Gooey, an integrated roving communication platform. If the transaction was consummated, we would have issued 3 million shares of our common stock to the stockholders and certain employees of Hypernix and assume all of the disclosed liabilities of Hypernix (not to exceed $1,250,000), with Hyoernix's creditors to be paid half in cash and half in our common stock. Also, we were to lend Hypernix $250,000 per month for up to five months. This advance is subject to interest at an annual rate of 10% and is secured by all the assets of Hypernix. We advanced Hypernix $261,000 and $250,000 in May and July respectively, under the agreement. In August, 2000, we terminated the letter of intent. We recorded a charge of $261,000 for the three months ended June 30, 2000 to reserve the amount advanced as of that date and we will record a charge of $250,000 to reserve the advance made to Hypernix subsequent to June 30, 2000.

      In July 2000 we acquired a 12.5% equity position in Open-i Media, Inc. Under the terms of the agreement, Open-i received: (i) $170,000 in cash; (ii) approximately 40,000 shares of our common stock; and (iii) certain assets consisting of the instant messenger product, PeerFinder, an instant messaging tool jointly developed by Siga and Open-i. We will account for this transaction utilizing the cost method of accounting.

      In July 2000 we entered into an agreement with Global Impact Communications, Inc.(GIC). GIC will serve as our public relations agency. GIC received options to purchase 75,000 shares of our common stock and they will receive a monthly retainer of $6,000. Twenty five thousand options are exercisable at $5.75 per share, 25,000 at $6.50 per share and 25,000 at $7.50 per share.

      In July 2000 we received $112,500 from Wyeth-Ayerst to further support our research and development on the programs begun under our July 1997 agreement with Wyeth-Ayerst.

      In August 2000 we entered into an agreement with The Kriegsman Group for them to render advice and assistance with respect to financial consulting , planning, structuring, business strategy, public relations and raising equity capital. The term of the agreement is for a period of fifteen months with a guarantee of a six-month retention from August 1, 2000 through February 1, 2001. We paid Kriegsman a fee of $40,000 upon signing of the agreement, and will pay them an additional $40,000 every two months for the term of the agreement. The agreement also grants Kriegsman a warrant to purchase 500,000 shares of our common stock with 200,000 warrants vesting upon the date of the agreement with an exercise price of $3.63 per share. Of the remaining 300,000 warrants, 100,000 warrants will vest on May 1, 2001 with an exercise price of $6.50 per share, 100,000 vest on August 1, 2001 with an exercise price of $7.50 per share and 100,00 vest on October 1, 2001 with an exercise price of $9.50 per share.

      In May and August 2000 we were awarded two Phase I SBIR grants from the National Institutes for Health in the amounts of $26,000 and $96,000, respectively. The grants will support our antibiotic development activities at Siga Research Labs, our research and development facility in Corvallis, Oregon.

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately through the second quarter of 2001. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, on commercially reasonable terms. If we are unable to raise additional capital when needed, we may be forced to curtail certain activities and programs or possibly cease operations altogether.

      Our working capital and capital requirements will depend upon numerous factors, including progress of the development of our Internet business activities and the success of the products in the market, pharmaceutical research and development programs; pre-clinical and clinical testing; timing and cost of obtaining regulatory approvals; levels of resources that we devote to the development of manufacturing and marketing capabilities; technological advances; status of competitors; and our ability to establish collaborative arrangements with other organizations.

                                    PART II

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceed - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibit 27 Financial Schedule (EDGAR version only)
        (b) Reports on Form 8-K - None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fuly caused this report to be signed on it's behalf by the undersigned, thereunto duly authorized.

                                                Siga Technologies, Inc.
                                                (Registrant)

Date: August 14, 2000                             By: /s/ Thomas N. Konatich
                                                  --------------------------
                                                      Thomas N. Konatich
                                                      Chief Financial Officer
                                                      (Principal Accounting and
                                                      Financial Officer and Vice
                                                      President, Finance)