Form 10QSB
period 2000-09-30
SIGA TECHNOLOGIES INC
filed 2000-11-14
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
September 30, 2000

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

As of November 10, 2000 the registrant had outstanding 7,453,545 shares of Common Stock.

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                                  BALANCE SHEET

                                                                                    September 30,     December 31,
                                                                                        2000              1999
                                                                                    ------------      ------------
                                                                                    (unaudited)
                                     ASSETS
Current Assets
   Cash and cash equivalents ..................................................     $  2,689,622      $  1,758,541
   Accounts receivable ........................................................           45,533            47,570
   Prepaid expenses ...........................................................           11,958            38,279
                                                                                    ------------      ------------
     Total current assets .....................................................        2,747,113         1,844,390

   Equipment, net .............................................................        1,115,752         1,366,362
   Investments ................................................................          430,697                --
   Other assets ...............................................................          156,556           147,002
                                                                                    ------------      ------------
     Total assets .............................................................     $  4,450,118      $  3,357,754
                                                                                    ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ...........................................................          341,149           248,962
   Accrued expenses ...........................................................           44,963           104,096
   Deferred revenue ...........................................................          342,500                --
   Capital lease obligations ..................................................          307,637           280,092
                                                                                    ------------      ------------
     Total current liabilities ................................................        1,036,249           633,150
                                                                                    ------------      ------------

   Convertible debt, net of discount ..........................................          578,358                --
   Accrued interest ...........................................................           56,000                --
   Capital lease obligations, net of current portion ..........................          286,128           520,424
                                                                                    ------------      ------------
     Total noncurrent liabilities .............................................          920,486           520,424
                                                                                    ------------      ------------

   Commitments and contingencies ..............................................               --                --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized,
     none issued and outstanding) .............................................               --                --
   Common stock ($.0001 par value, 50,000,000 and 25,000,000 shares authorized,
    7,453,545 and 6,602,712 issued and outstanding at September 30, 2000
     and December 31, 1999, respectively) .....................................              745               661
   Additional paid-in capital .................................................       23,714,098        16,855,499
   Unearned compensation ......................................................         (826,604)               --
   Deficit accumulated during the development stage ...........................      (20,394,856)      (14,651,980)
                                                                                    ------------      ------------
     Total stockholders' equity ...............................................        2,493,383         2,204,180
                                                                                    ------------      ------------
     Total liabilities and stockholders' equity ...............................     $  4,450,118      $  3,357,754
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

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS




                                                                                     Three months ended
                                                                                        September 30,
                                                                                    2000            1999
                                                                                ----------------------------
                                                                                (unaudited)      (unaudited)
Revenues - Research and development
     contracts                                                                  $    193,340    $    147,500
                                                                                ----------------------------
Operating expenses

     General and administrative (inclusive of non-cash compensation                1,808,023         551,346
       of $744,404, $44,670, $1,003,146, $73,910 and $1,756,294 for the
       three and nine months ended September 30, 2000 and 1999,
       and the period December 28, 1995 to September 30, 2000, respectively)

     Research and development (inclusive of non-cash compensation                    876,075         489,180
       of $337,805, $0, $570,882, $0, and $602,132 for the three
       and nine months ended September 30, 2000 and 1999, and the period December 28, 1995 to September 30, 2000, respectively)
       (including amounts to related parties of $18,750 for each of the three months ended September 30, 2000 and 1999, and $56,250 for each of the nine months ended September 30, 2000 and 1999)

     Patent preparation fees                                                          20,372          14,472
     Settlement of litigation                                                             --              --
                                                                                ----------------------------

Total operating expenses                                                           2,704,470       1,054,998
                                                                                ----------------------------

Operating loss                                                                    (2,511,130)       (907,498)

Interest income/(expense)                                                           (147,095)         39,267
Net gain on sale of securities                                                            --              --
                                                                                ----------------------------

Net loss                                                                        $ (2,658,225)   $   (868,231)
                                                                                ----------------------------

Basic and diluted loss per share                                                $      (0.36)   $      (0.13)
                                                                                ============================

Weighted average common shares outstanding used
  for basic and diluted loss per share                                             7,405,356       6,577,712
                                                                                ============================

Other comprehensive income
     Unrealized gains on available for sale securities                                    --              --
                                                                                ----------------------------

Comprehensive loss                                                              $  4,747,131    $  5,709,481

                                                                                                                For The Period
                                                                                                                 December 28,
                                                                                                                1995 (Date of
                                                                                      Nine months ended         Inception) to
                                                                                        September 30,            September 30,
                                                                                    2000              1999           2000
                                                                                 ----------------------------    ------------
                                                                                 (unaudited)      (unaudited)     (unaudited)
Revenues - Research and development
     contracts                                                                        364,513         372,500    $  2,009,074
                                                                                 ----------------------------    ------------
Operating expenses

     General and administrative (inclusive of non-cash compensation                 3,585,370       1,607,104      11,448,876
       of $744,404, $44,670, $1,003,146, $73,910 and $1,756,294 for the
       three and nine months ended September 30, 2000 and 1999,
       and the period December 28, 1995 to September 30, 2000, respectively)

     Research and development (inclusive of non-cash compensation                   2,030,705       1,561,933       9,697,686
       of $337,805, $0, $570,882, $0, and $602,132 for the three
       and nine months ended September 30, 2000 and 1999, and the period December 28, 1995 to September 30, 2000, respectively)
       (including amounts to related parties of $18,750 for each of the three months ended September 30, 2000 and 1999, and $56,250 for each of the nine months ended September 30, 2000 and 1999)

     Patent preparation fees                                                           84,489         137,175       1,215,333
     Settlement of litigation                                                                                          97,969
                                                                                 ----------------------------    ------------

Total operating expenses                                                            5,700,564       3,306,212      22,459,864
                                                                                 ----------------------------    ------------

Operating loss                                                                     (5,336,051)     (2,933,712)    (20,450,790)

Interest income/(expense)                                                            (406,825)        141,617         (10,726)
Net gain on sale of securities                                                             --          66,660          66,660
                                                                                 ----------------------------    ------------

Net loss                                                                           (5,742,876)     (2,725,435)   $(20,394,856)
                                                                                 ----------------------------    ------------

Basic and diluted loss per share                                                 $      (0.81)   $      (0.41)
                                                                                 ============================

Weighted average common shares outstanding used
  for basic and diluted loss per share                                              7,110,351       6,577,712
                                                                                 ============================

Other comprehensive income
     Unrealized gains on available for sale securities                                     --          34,816              --
                                                                                 ----------------------------    ------------

Comprehensive loss                                                                 (5,742,876)      3,887,093    $(20,394,856)

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                       For The Period
                                                                                        December 28,
                                                                                        1995 (Date of
                                                             Nine Months Ended          Inception) to
                                                       September 30,   September 30,     September 30,
                                                           2000            1999             2000
                                                       -----------------------------------------------
                                                        (unaudited)     (unaudited)     (unaudited)
Cash flows from operating activities:
  Net loss                                             $ (5,742,876)   $ (2,725,435)   $(20,394,856)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                            268,039         275,866         862,836
    Stock, options & warrant compensation                 1,574,028          73,910       2,358,426
    Loss on write-off of capital equipment                       --              --          97,969
    Amortization of debt discount                           435,580              --         568,580
    Write-off of in-process research and development             --                       1,457,458
    Realized gain on sale of marketable securities                          (66,660)        (66,660)
    Changes in assets and liabilities:
      Accounts receivable                                     2,037              --         (45,533)
      Prepaid expenses and other current assets              26,321         110,077         (11,958)
      Other assets                                           (9,554)             --        (156,556)
      Accounts payable and accrued expenses                  33,054         (48,974)        386,112
      Deferred revenue                                      342,500              --         342,500
      Accrued interest                                       56,000              --          56,000
                                                       --------------------------------------------

      Net cash used in operating activities              (3,014,871)     (2,381,216)    (14,545,682)
                                                       --------------------------------------------

Cash flows from investing activities:
  Capital expenditures                                      (98,126)        (54,584)     (2,157,254)
  Sale (purchase) of minority interest                                           --          66,660
  Investment in Open-i Media                               (170,000)                       (170,000)
  Proceeds from sale of securities                                          233,696              --
                                                       --------------------------------------------

      Net cash flow used in investing activities           (268,126)        179,112      (2,260,594)
                                                       --------------------------------------------


Cash flows from financing activities:
  Net proceeds from issuance of common stock              2,883,000              --      17,363,056
  Receipts of stock subscriptions outstanding                                    --           1,248
  Gross proceeds from sale of convertible debentures      1,500,000              --       1,500,000
  Proceeds from exercise of stock options                    38,155              --          38,155
  Net proceeds from sale of warrants                         52,174              --          52,174
  Convertible debentures and warrants issuance costs        (52,500)             --         (52,500)
  Proceeds from bridge notes                                                     --       1,000,000
  Repayment of bridge notes                                                      --      (1,000,000)
  Proceeds from sale and leaseback of equipment                                  --       1,139,085
  Principal payments on capital lease obligations          (206,751)       (228,685)       (545,320)
                                                       --------------------------------------------

      Net cash provided from financing activities         4,214,078        (228,685)     19,495,898
                                                       --------------------------------------------

Net increase in cash and cash equivalents                   931,081      (2,430,789)      2,689,622
Cash and cash equivalents at beginning of period          1,758,541       4,966,873              --
                                                       --------------------------------------------
Cash and cash equivalents at end of period             $  2,689,622    $  2,536,084    $  2,689,622
                                                       ============================================

    The accompanying notes are an integral part of these financial statements

                             SIGA Technologies, Inc.
              NOTES TO THE SEPTEMBER 30, 2000 FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2000.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations through the end of June 2001. However, in the event that the Company is unable to raise additional funds, planned operations will need to be scaled back or discontinued.

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

In March 2000 the Company entered into an agreement with the Ross Products Division of Abbott Laboratories (Ross), under which the Company granted Ross an exclusive option to negotiate an exclusive license to certain Company technology and patents, in addition to certain research development services. In exchange for the research services and the option, Ross is obligated to pay the Company $120,000 in three installments of $40,000. The first payment of $40,000 was received during the quarter ended March 31, 2000 and is recognized ratably, over the expected term of the arrangement. The remaining installments are contingent upon meeting certain milestones under the agreement and will be recognized as revenue upon completion and acceptance of such milestones. The first milestone was met, and payment of $40,000 received, in the quarter ended September 30, 2000. In the nine months ended September 30, 2000, the Company recognized revenue of $75,000 and deferred the remaining $5,000.

In May and July 2000, the Company received $225,000 and $112,500 respectively from Wyeth-Ayerst. The Company recorded the entire amount as deferred revenue on September 30, 2000 and will recognize it as revenue under the terms of an agreement with Wyeth-Ayerst, once the terms are finalized.

In May, August and September 2000 the Company was awarded three Phase I Small Business Innovation Research (SBIR) grants from the National Institutes for Health in the amounts of $26,000, $96,000 and $125,000 respectively. The grants are for the periods May 3, 2000 to August 31, 2000, August 1, 2000 to January 31, 2001, and September 15, 2000 to March 14, 2001 respectively, and will support the Company's antibiotic and vaccine development programs.

5. Stockholders' Equity

In January 2000 the shareholders of the Company approved an increase in the number of authorized shares from 25,000,000 to 50,000,000.

In January 2000 the Company completed a private placement of 6% convertible debentures at an aggregate principal amount of $1,500,000 and 1,043,478 warrants to purchase shares of the Company's common stock with a purchase price of $0.05 per warrant (the "January Financing"). The Company received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds raised. The debentures are convertible into common stock at $1.4375 per share. Interest at the rate of 6% per annum is payable on the principal of each convertible debenture in cash or shares of the Company's common stock, at the discretion of the Company upon conversion or at maturity. The warrants have a term of five years and are exercisable at $3.4059 per share. The Company has the right to require the holder to exercise the warrants within five days under the following circumstances: (i) a registration statement is effective; and (ii) the closing bid price for the Company's common stock, for each of any 15 consecutive trading days is at least 200% of the exercise price of such warrants. If the holder does not exercise the warrants after notice is given, the unexercised warrants will expire. In connection with the placement of the debentures and warrants, the Company recorded debt discount of approximately $1.0 million. Such amount represents the value of the warrants calculated using the Black-Scholes valuation model. The discount is amortized over the term of the debentures. During the three months ended September 30, 2000, the Company recorded interest expense of $126,376 related to the amortization of such debt discount. In August 2000, debentures with a principal amount of $100,000, along with accrued interest, were converted into 71,901 shares of the Company's common stock.

In connection with the January Financing, the Company issued warrants to purchase a total of 275,000 shares of common stock to the placement agent and the investors' counsel (or their respective designees). These warrants have a term of five years and are exercisable at $1.45 per share. In connection with the issuance of such warrants, the Company recorded a deferred charge of $280,653, which is amortized over the term of the debentures. During the three months ended June 30, 2000, the Company recorded interest expense of $34,101 related to the deferred charge amortization.

In March 2000 the Company raised gross proceeds of $3,000,000 in a private offering of common stock and warrants to purchase shares of the Company's common stock (the "March Financing"). The Company sold 600,000 shares of common stock and 450,000 warrants. 210,000, 120,000 and 120,000 of the warrants are exercisable at $5.00, $6.38 and $6.90, respectively. The warrants have a term of three years and are redeemable at $0.01 each by the Company upon meeting certain conditions. Offering expenses of $117,000 were paid in April 2000.

In connection with the March financing, Siga issued a total of 379,000 warrants to purchase shares of the Company's common stock to Fahnestock & Co. (the "Fahnestock Warrants") in consideration for services related to the March financing. The warrants had an exercise price of $5.00 per share and are exercisable at any time up until March 28, 2005. In November 2000, the Company entered into a one year consulting agreement with Fahnestock and Co. under which the Company will receive marketing, public relations acquisitions and strategic planning service. In exchange for such services, the Company canceled the Fahnestock Warrants and reissued them to effectuate an amendment to the exercise price to $2.00 per share. In connection with such amendment, the Company expects to record a charge of approximately $270,000 in the three months ended December 31, 2000.

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

In October 2000, the Company entered into an amended and restated employment agreements with its Chief Executive Officer, its Chairman and its CFO. Under the amended agreements, in the event of a change in control, the EVPs and the CFO will be paid their respective compensation for the remainder of their employment terms and will receive a tax gross-up payment. In addition, in such event, all unvested options held by the EVPs and the CFO will become vested and exercisable. In the event of a merger or consolidation where the holders of the voting capital stock of the Company immediately prior to the transaction own less than a majority of the voting capital stock of the surviving entity, the EVPs will each receive a one time cash payment of 1.5% of the total consideration received by the Company. In the event of a sale, merger or public spin-out of any subsidiary or material asset of the Company, the EVPs shall each receive a fee equal to 1.5% of the value of the Company's shares of the subsidiary or material asset

In May 2000, the Company and its Vice President for Research entered into an amendment of the Vice Presidents employment agreement, extending his employment until December 31, 2002, except that the Company may terminate the agreement upon 180 days written notice. Under the amendment the employee's title was changed to Chief Scientific Officer ("CSO"). The CSO was granted options to purchase 125,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over the remaining term of the amendment.

7. Consulting Agreements

In August 2000 the Company entered into an agreement with a consultant to provide the Company with financial consulting, planning, structuring, business strategy, and public relations services and raising equity capital. The term of the agreement is for a period of fifteen months with a guarantee of a six-month retention from August 1, 2000 through February 1, 2001. The consultant was paid a fee of $40,000 upon signing of the agreement, and will be paid an additional $40,000 every two months for the term of the agreement unless terminated by the Company at the end of the initial six month period. The agreement also provides for the consultant to receive warrants to purchase 500,000 shares of the Company's common stock. 200,000 warrants with an exercise price of $3.63 per share vested upon the date of the agreement. Of the remaining 300,000 warrants, 100,000 warrants will vest on May 1, 2001 with an exercise price of $6.50 per share, 100,000 vest on August 1, 2001 with an exercise price of $7.50 per share and 100,000 vest on October 1, 2001 with an exercise price of $9.50 per share. The warrants will become exercisable over a period of five years. Unvested warrants will terminate in the event the agreement is terminated. During the quarter ended September 30, 2000, the Company recorded a non-cash charge associated with such warrants in the amount of $553,683.

In July 2000 the Company entered into an agreement with a consultant to serve as the Company's public relations agency. The consultant received options to purchase 75,000 shares of the Company's common stock and will be paid a monthly retainer of $6,000. 25,000 are exercisable at $5.75 per share, 25,000 at $6.50 per share and 25,000 at $7.50 per share. After an initial four month term, the Company may terminate the agreement on thirty days notice. During the quarter ended September 30, 2000, the Company recorded a non-cash charge associated with such options in the amount of $148,163.

In January 2000 the Company entered into a one year consulting agreement with a member of its Board of Directors. In exchange for the consulting services, the Company granted the member of the Board warrants to purchase 50,000 shares of common stock at an exercise price of $1.00. The warrants vested immediately and will become exercisable on January 19, 2001. During the quarter ended September 30, 2000, the Company recorded a non-cash charge associated with such warrants in the amount of $33,288.

In September 1999 the Company entered into a consulting agreement with one of its directors under which the director provides the Company with business valuation services in exchange for warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. Of these warrants, 50,000 vested on the date of the grant and the remaining 50,000 vested in the quarter ended September 30, 2000. The Company recognized non-cash compensation expense of $108,202 in the nine months ended September 30, 2000 related to such warrants.

8. Product Development Agreement

In March 2000, the Company entered into an agreement with Open-i Media, Inc., a software and web development company ("the Development Company") for creative and technical services, and for business strategy consulting. In the six months ended June 30, 2000, the Company paid $140,000 in cash, and recorded an additional charge of $25,000 in connection with shares of common stock to be issued under the agreement. Costs related to this agreement were recognized as the services performed or upon meeting certain milestones as defined under the agreement. In July 2000 the Company issued to the Development Company an additional 62,500 shares of common stock and paid $40,000 in cash for the completion of the development of the PeerFinder product. The Company recorded all amounts paid under the development agreement, including the fair value of shares issued in research and development expenses.

In July 2000 the Company acquired a 12.5% equity position in the Development Company, Inc. Under the terms of the agreement, the Development Company received: (i) $170,000 in cash; (ii) 40,336 shares of the Company's common stock; and (iii) certain assets consisting of the instant messenger product, PeerFinder and fixed assets with a net book value of $80,697. In addition, the Company received the right to appoint one director to the Development Company's board of directors. The Company has accounted for the investment utilizing the cost method of accounting.

9. Other Agreements

In May 2000 the Company entered into a binding letter of intent (the "Letter") to acquire Israel-based Hypernix Technologies, Ltd. Under the letter, in the event that the transaction was consummated, Siga was to issue 3 million shares of its common stock to the stockholders and certain employees of Hypernix and assume all of the disclosed liabilities of Hypernix (not to exceed $1,250,000), with Hypernix's creditors to be paid half in cash and half in common stock of Siga. Also under the letter, Siga was to lend Hypernix $250,000 per month for up to five months. This advance was subject to interest at an annual rate of 10% and was secured by all the assets of Hypernix.

The Company advanced Hypernix $261,000 and $250,000 in May and July 2000, respectively, under the agreement. On August 10, 2000, the Company terminated the letter of intent. Siga recorded charges of $261,000 and $250,000 for the three months ended June 30, 2000 and September 30, 2000 respectively, to reserve the amounts advanced to Hypernix.

10. Segments

For the period three months ended September 30, 2000, the Company's operations were principally managed in two business segments: biomedical research and development, and an Internet initiative. For this period, the Internet segment had no revenue, and generated operating expenses of approximately $377,000. For the nine months ended September 30, 2000 the Internet business segment had operating expenses of approximately $1,018,000. The Internet segment had no identifiable assets at September 30, 2000.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Overview

      We are a development stage technology company whose primary focus is in biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through September 30, 2000, we have sustained cumulative net losses of $20,394,856, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights from a third party in exchange for our common stock. In addition, since inception, non-cash charges of $2,358,426 have been incurred for stock option and warrant compensation expense. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through September 30, 2000, research and development expenses amounted to $9,697,686, patent preparation and prosecution expenses totaled $1,215,333 and general and administration expenses amounted to $11,448,876. From inception through September 30, 2000 revenues from research and development agreements and government grants totaled $2,009,074.

      In October of 1999, we entered into an agreement with Open-i Media, Inc. for the development and acquisition of the source code for a client/server chat and instant messaging application. In March 2000, we entered into a second agreement whereby Open-i would provide certain consulting and management services associated with the development of our instant messenger product. Through September 30, 2000, we have paid Open-i $400,000 in cash for development work under the two agreements. In addition, Open-i has received 127,721 shares of Siga common stock under the terms of our development agreements with them. In July 2000 we acquired a 12.5% equity position in Open-i. Under the terms of the agreement, Open-i received: (i) $170,000 in cash; (ii) 40,336 shares of our common stock; and (iii) certain assets consisting of fixed assets with a net book value of $80,697 and the instant messenger product, PeerFinder, an instant messaging tool jointly developed by Siga and Open-i. In May 2000 we entered into a binding letter of intent to acquire Hypernix Technologies, Ltd. As part of the letter of intent, we were to lend Hypernix up to $250,000 per month for a period of up to five months. Under the terms of the agreement we advanced Hypernix $261,000 in May and $250,000 in July. In August 2000, we terminated the letter of intent and recorded a charge of $261,000 for the three months ended June 30, 2000 and a charge of $250,000 for the three months ended September 30, 2000 to reserve the full amount of advances made as of those dates. As of September 30, 2000, we have no further obligations to Hypernix or Open-i. With the transfer of our ownership of the PeerFinder instant messenger product to Open-i, we do not anticipate any additional expenditures on our Internet initiative for the foreseeable future.

      We have consolidated our biotechnology assets and operations in our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing vaccine and antibiotic programs through a combination of government grants, corporate partnerships and strategic alliances. While we have had success in obtaining partners and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Results of Operations

Three months ended September 30, 2000 to the three months ended September 30,
1999

      Revenues from grants and research and development contracts were $193,340 for the three months ended September 30, 2000 compared to $147,500 for the same three month period of 1999. The increase in revenues from the 1999 three month period was approximately 31%. Revenue in the three months ended September 30, 2000 included $138,340 from a number of Phase I Small Business Innovation Research (SBIR) grants from the National Institutes of Health (NIH) combined with $55,000 R&D revenue recognized under an agreement with the Ross Products Division of Abbott Laboratories. Revenues for the three months ended September 30, 1999 included a payment of $112,500 made under an agreement entered into in July of 1997 with Wyeth-Ayerst, under which we received certain payments for research and development activities sponsored by Wyeth-Ayerst combined with payments of $35,000 under SBIR grants. Also, in the three months ended September 30, 2000 we received $112,500 from Wyeth-Ayerst for continued support of our research efforts, however, pending completion of an agreement with them the entire amount was recorded as deferred income.

      Research and development expenses of $876,075 for the three months ended September 30, 2000 were approximately 79% greater than the $489,180 of expenses incurred for the same period in 1999. The increase was largely do to the cost, in stock and cash, of completing the PeerFinder instant messaging product. This increase offsets the reduction in spending on our biotechnology activities that was achieved as the result of materially reduced spending to support activities with third parties and universities.

      General and administrative expenses increased approximately 228% for the three months ended September 30, 2000 to $1,808,023 from $551,346 for the three months ended September 30, 1999. The increase was primarily due to non-cash charges associated with warrant and option grants to consultants and directors of approximately $744,000 and to the charge of $250,000 taken to reserve the amount advanced to Hypernix in the three months ended September 30, 2000. Also adding to the increase in spending was higher legal and accounting costs associated with the Open-i and Hypernix transactions.

      Patent preparation expense of $20,372 for the three months ended September 30, 2000 was approximately 41% higher than the $14,472 incurred for the three months ending September 30, 1999. The increase in spending is the result of the timing of these expenses and does not reflect any change in overall patent activity.

      Total operating loss for the three months ended September 30, 2000 was $2,511,130, a 117% increase from the $907,498 loss incurred for the three months ended September 30, 1999. The increase in our operating loss is primarily the result of increased general and administrative expenses associated with the non-cash compensation expense of warrant and option grants to certain consultants and directors, the charge taken to reserve the amount advanced to Hypernix and higher legal and accounting costs. Research and development expenses incurred to complete the PeerFinder instant messaging product also increased the loss.

      Net interest expense for the three months ended September 30, 2000 was $147,095 compared to interest income of $39,267 for the three months ended September 30, 1999. The increase in interest expense is due to the accrual of interest associated with our sale of $1,500,000 principal amount of 6% convertible debentures in January of 2000. Further, the lower level of net interest income is the result of the decrease in the cash available for investment in the current year period as the funds raised in our September 1997 initial public offering were expended in accordance with our development plan.

Nine months ended September 30, 2000 to the Nine months ended September 30, 1999

      Revenues from grants and research and development contracts declined 2.1% to $364,513 for the nine months ended September 30, 2000 compared to $372,500 for the nine months ended September 30, 1999. Increased revenue from SBIR grants and milestone R&D payments under an agreement with Abbott Laboratories for the nine months ended September 30, 2000 was more than offset by the recognition of no revenue from our agreement with Wyeth-Ayerst. During the nine months ended September 30, 2000 we received $337,500 from Wyeth-Ayerst to support our research activities, however, pending completion of a new agreement the entire amount has been recorded as deferred revenue. Revenue for the nine month period ended September 30, 1999 was primarily the result of an agreement entered into in July of 1997 with Wyeth-Ayerst.

      Research and development expenses for the nine months ended September 30, 2000 were $2,030,705, 30% more than the $1,561,933 incurred in the nine months ended September 30, 1999. Higher spending was the result of the costs associated with the completion of the PeerFinder instant messaging product. This increase offset the reduction in spending on our biotechnology activities which was achieved as the result of materially reduced spending to support activities at third parties and universities.

      General and administrative expenses increased approximately 123% for the nine months ended September 30, 2000 to $3,585,370 from $1,607,104 for the nine months ended September 30, 1999. The increase in spending was primarily the result of non-cash compensation expense in the amount of approximately $747,000 associated with the grant of warrants and options to certain consultants and directors and the charge of $511,000 to reserve the amount advanced to Hypernix during the current year period. Also contributing to the increase was higher legal and accounting costs associated with the Open-i and Hypernix transactions.

      Patent preparation expense declined to $84,489 for the nine months ended September 30, 2000 from $137,175 for the nine months ended September 30, 1999. The decline in spending from the prior year of approximately 38% reflects the continuing trend to reduce patent costs by focusing on our core biopharmaceutical technologies and eliminating programs that we believe have less commercial value.

      Total operating loss for the nine months ended September 30, 2000 was $5,336,051 an approximate 82% increase from the $2,933,712 loss incurred for the nine months ended September 30, 1999. The increased loss was primarily due to the non-cash compensation expense associated with warrants granted to certain consultants and directors and the charge taken to reserve the funds advanced to Hypernix. Also contributing to the increase in operating loss was the increase in general and administrative expenses associated with our transactions with Open-i and Hypernix and higher research and development expenses resulting from the completion of the PeerFinder instant messaging product.

      Net interest expense for the nine months ended September 30, 2000 was $406,825 compared to interest income of $141,617 for the nine months ended September 30, 1999. The increase in interest expense is due to the accrual of interest associated with our sale of $1,500,000 principal amount of 6% convertible debentures in January of 2000. Further, the lower level of net interest income is the result of the decrease in the cash available for investment in the current year period as the funds raised in our September 1997 initial public offering were expended in accordance with our development plan.

      We recorded a net gain of $66,660 for the nine months ended September 30, 1999 from the sale of certain securities held for investment purposes. No such income was received in the nine months ended September 30, 2000.

Liquidity and Capital Resources

      As of September 30, 2000 we had $2,689,622 in cash and cash equivalents. In July of 1997 we entered into a collaborative two year research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, we have granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. If certain milestones are met, the agreement requires Wyeth-Ayerst to sponsor further research by us for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments to Siga. Through September 30, 2000 we have received a total of $1,800,000 from Wyeth-Ayerst. In July and October of 1999 we were awarded SBIR grants from the NIH. The grant received in July was for a six month program for a total of $109,072. As of September 30, 2000 we had received the full amount of the grant. The October grant was a twelve month program for a total of $293,466. As of September 30, 2000 the total amount of the grant had been invoiced. In May and August 2000 we were awarded two Phase I SBIR grants from the National Institutes for Health in the amounts of $26,000 and $96,163, respectively. As of September 30, 2000 the total award of $26,000 from the May grant had been received and $32,892 has been invoiced from the August grant. The remaining $63,271 from the August grant will be received by February 1, 2001. In September we were awarded an additional grant from the NIH for $125,000 to support certain research activities for a six month period. As of September 30, 2000 we had recorded a receivable of $10,144 under the grant.

      In January of 2000 we completed a private placement of 6% convertible debentures at an aggregate principal amount if $1,500,000 and 1,043,478 warrants to purchase shares of the Company's common stock with a purchase price of $0.05 per warrant. We received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds raised. The debentures are convertible into common stock at $1.4375 per share. Interest at the rate of 6% per annum is payable on the principal of each convertible debenture in cash or shares of Siga's common stock, at our discretion upon conversion or at maturity. During the three months ended September 30, 2000, $100,000 principal amount of the debenture and the accrued interest was converted into our common stock. The warrants have a term of five years and are exercisable at $3.4059 per share. We have the right to require the holder to exercise the warrants within five days under the following circumstances: (i) a registration statement is effective; and (ii) the closing bid price for our common stock, for each of any 15 consecutive trading days is at least 200% of the exercise price of such warrants. If the holder does not exercise the warrants after notice is given, the unexercised warrants will expire. In connection with this transaction, we issued warrants to purchase a total of 275,000 shares of common stock to the placement agent and the investor's counsel (or their respective designees). These warrants have a term of five years and are exercisable at $1.45 per share.

      In March 2000 we entered into an Agreement with the Ross Products Division of Abbott Laboratories (Ross). The Agreement grants Ross an exclusive option to negotiate an exclusive license to certain Siga technology and patents in addition to certain research development services. In exchange for research services and the Option, Ross is obligated to pay us $120,000 in three installments of $40,000. The first payment of $40,000 was received during the quarter ended March 31, 2000. The remaining installments are contingent upon certain milestones under the agreement. In the nine months ended September 30, 2000, we recognized revenue of $75,000.

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

      In May 2000 we entered into a binding letter of intent to acquire Israel-based Hypernix Technologies, Ltd. Hypernix is the developer of Gooey, an integrated roving communication platform. If the transaction was consummated, we would have issued 3 million shares of our common stock to the stockholders and certain employees of Hypernix and assume all of the disclosed liabilities of Hypernix (not to exceed $1,250,000), with Hypernix's creditors to be paid half in cash and half in our common stock. Also, we were to lend Hypernix $250,000 per month for up to five months. This advance is subject to interest at an annual rate of 10% and is secured by all the assets of Hypernix. We advanced Hypernix $261,000 and $250,000 in May and July respectively, under the agreement. In August we terminated the letter of intent. We recorded a charge of $261,000 for the three months ended June 30, 2000 and $250,000 for the three months ended September 30, 2000 to reserve the advances made to Hypernix.

      In July 2000 we acquired a 12.5% equity position in Open-i Media, Inc. Under the terms of the agreement, Open-i received: (i) $170,000 in cash; (ii) 40,336 shares of our common stock; and (iii) certain fixed assets with a net book value of $80,697, and the instant messenger product, PeerFinder, an instant messaging tool jointly developed by Siga and Open-i.

      In July 2000 we entered into an agreement with Global Impact Communications, Inc.(GIC). GIC will serve as our public relations agency. GIC received options to purchase 75,000 shares of our common stock and they will receive a monthly retainer of $6,000. Twenty five thousand options are exercisable at $5.75 per share, 25,000 at $6.50 per share and 25,000 at $7.50 per share.

      In August 2000 we entered into an agreement with The Kriegsman Group for them to render advice and assistance with respect to financial consulting , planning, structuring, business strategy, public relations and raising equity capital. The term of the agreement is for a period of fifteen months with a guarantee of a six-month retention from August 1, 2000 through February 1, 2001. We paid Kriegsman a fee of $40,000 upon signing of the agreement, and will pay them an additional $40,000 every two months for the term of the agreement. The agreement also grants Kriegsman a warrant to purchase 500,000 shares of our common stock with 200,000 warrants vesting upon the date of the agreement with an exercise price of $3.63 per share. Of the remaining 300,000 warrants, 100,000 warrants will vest on May 1, 2001 with an exercise price of $6.50 per share, 100,000 vest on August 1, 2001 with an exercise price of $7.50 per share and 100,00 vest on October 1, 2001 with an exercise price of $9.50 per share. As of September 30, 2000 we have paid them $40,000 under the agreement.

      In October 2000 we received $112,500 from Wyeth-Ayerst to further support our research and development on the programs begun under our July 1997 agreement with Wyeth-Ayerst.

      In November 2000 we entered into a one year consulting agreement with Fahnestock and Co. under which we will receive, marketing, public relations, acquisitions and strategic planning services. In exchange for such services we cancelled the warrants we gave them in connection with the March 2000 equity financing, and reissued them, amending the exercise price of the warrants to $2.00 per share. In connection with the amendment, we expect to record a charge of approximately $270,000 in the three months ended December 31, 2000.

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

                                     PART II

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on November 1, 2000, the following matters were voted upon:

The following nominees were elected to the Board of Directors

Nominee                        For        Number of Votes Against     Abstained
-------                        ---        -----------------------     ---------

Judson A. Cooper            5,925,991             12,840                  0

Eric I. Richman             5,925,991             12,840                  0

Thomas N. Lanier            5,925,991             12,840                  0

Jeffrey Rubin               5,925,991             12,840                  0

Joshua D. Schein            5,925,991             12,840                  0

The Stockholder's voted to ratify the selection of PriceWaterhouse Coopers LLP as independent auditors of SIGA Technologies, Inc. for its fiscal year ending December 31, 2000.

                               For        Number of Votes Against     Abstained
                               ---        -----------------------     ---------

                            5,928,491              7,340              3,000

The Stockholders voted to amend our 1996 Incentive and Non-Qualified Stock Option Plan increasing the number of shares authorized for issuance by 1,000,000 shares from 1,500,000 to 2,500,000.

                               For        Number of Votes Against     Abstained
                               ---        -----------------------     ---------

                            2,290,025             70,130              1,600

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K
            (a) Exhibit 27 Financial Schedule (EDGAR version only)
            (b) Reports on Form 8-K - None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SIGA Technologies, Inc.
                                                (Registrant)


      Date: November 14, 2000                   By: /s/ Thomas N. Konatich
                                                --------------------------

                                                Thomas N. Konatich
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer and Vice
                                                President, Finance)