Form 10KSB
period 2000-12-31
SIGA TECHNOLOGIES INC
filed 2001-04-09
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                            Commission File No. 0-23047
December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X| .

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 20, 2001 as reported on the Nasdaq SmallCap Market was approximately $15,550,544. As of March 20, 2001 the registrant had outstanding 7,548,808 shares of Common Stock.
================================================================================

                             SIGA Technologies, Inc.

                                   Form 10-KSB

                                Table of Contents

Part I                                                                                 Page No.

Item 1      Business ..................................................................    3
Item 2      Properties ................................................................   14
Item 3      Legal Proceedings .........................................................   14
Item 4      Submission of Matters to a Vote of Security Holders .......................   15

Part II

Item 5      Market for Registrant's Common Equity and Related Stockholder Matters .....   16
Item 6      Management's Discussion and Analysis for Financial Condition and Results
            of Operations .............................................................   18
Item 7      Financial Statements and Supplementary Data ...............................   27
Item 8      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ......................................................   27

Part III

Item 9      Directors and Executive Officers of the Registrant ........................   28
Item 10     Executive Compensation ....................................................   30
Item 11     Security Ownership of Certain Beneficial Owners and Management ............   34
Item 12     Certain Relationships and Related Transactions ............................   36

Part IV

Item 13     Exhibits, Lists and Reports on Form 8-K ...................................   37
Signatures  ...........................................................................   42

                                     PART I

Item 1. Business

      Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and Siga cautions you that any forward-looking information provided by or on behalf of Siga is not a guarantee of future performance. Siga's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond Siga's control, in addition to those risks discussed below and in Siga's other public filings, press releases and statements by Siga's management, including (i) the volatile and competitive nature of the biotechnology industry, (ii) changes in domestic and foreign economic and market conditions, and (iii) the effect of federal, state and foreign regulation on Siga's businesses. All such forward-looking statements are current only as of the date on which such statements were made. Siga does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

      SIGA Technologies, Inc. is referred to throughout this report as "Siga," "we" or "us."

Introduction

      SIGA Technologies, Inc. is a development stage biotechnology company. Our focus is on the discovery, development and commercialization of vaccines, antibiotics and novel anti-infectives for serious infectious diseases. Our lead vaccine candidate is for the prevention of group A streptococcal pharyngitis or "strep throat." We are developing a technology for the mucosal delivery of our vaccines which may allow those vaccines to activate the immune system at the mucus lined surfaces of the body -- the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts -- the sites of entry for most infectious agents. Siga's anti-infectives programs are aimed at the increasingly serious problem of drug resistance, they are designed to block the ability of bacteria to attach to human tissue, the first step in the infection process.

Technology

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

      Many special surface proteins used by bacteria to infect the host are anchored in the bacterial cell wall. Scientists at Rockefeller University have identified an amino acid sequence and related enzyme, a selective protease, that are essential for anchoring proteins to the surface of most gram-positive bacteria. Published information indicates that this amino acid sequence is shared by more than 50 different surface proteins found on a variety of gram-positive bacteria. This commonality suggests that this protease represents a promising target for the development of a new class of antibiotic products for the treatment of a wide range of infectious diseases. Experiments by our founding scientists have shown that without this sequence, proteins cannot become anchored to the bacterial surface and thus the bacteria are no longer capable of attachment, colonization or infection. Such "disarmed" bacteria should be readily cleared by the body's immune system. Our drug discovery strategy is to use a combination of structure-based drug design and high throughput screening procedures to identify compounds that inhibit the protease, thereby blocking the anchoring process. If successful, this strategy should provide relief from many gram-positive bacterial infections, but may prove particularly important in combating diseases caused by the emerging antibiotic resistance of the gram-positive organisms S. aureus, Streptococcus pneumoniae, and the enterococci.

      In contrast to the above program, which focuses on gram-positive bacteria, our pilicide program, based upon initial research performed at Washington University, focuses on a number of new and novel targets all of which impact on the ability of gram-negative bacteria to assemble adhesive pili on their surfaces. Pili are proteins on the surfaces of gram-negative bacteria - such as
E. coli, salmonella, and shigella - that are required for the attachment of the bacteria to human tissue, the first step in the infection process. This research program is based upon the well-characterized interaction between a periplasmic protein -- a chaperone -- and the protein subunits required to form pili. In addition to describing the process by which chaperones and pili subunits interact, we have developed the assay systems necessary to screen for potential therapeutic compounds, and has provided an initial basis for selecting novel antibiotics that work by interfering with the pili adhesion mechansism.

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

      Our strep throat vaccine candidate expresses the strep throat antigen on the surface of the commensal S. gordonii, which lives on the surface of the teeth and gums. Pre-clinical research in mice and rabbits has established the ability of this vaccine candidate to colonize and induce both a local and systemic immune response. We are collaborating with the National Institutes of Health (the "NIH") and the University of Maryland Center for Vaccine Development on the clinical development of this vaccine candidate. In cooperation with the NIH we filed an Investigational New Drug Application ("IND") with the United States Food and Drug Administration (the "FDA") in December 1997. The first stage of these clinical trials, utilizing the commensal delivery system without the strep throat antigen, were completed at the University of Maryland in 2000. The study showed the commensal delivery system to be well-tolerated and that it spontaneously eradicated or was easily eradicated by conventional antibiotics. A second clinical trial of the commensal delivery system without the strep throat antigen was initiated in 2000 at the University of Maryland. In September 1999 we were awarded a Phase I Small Business Innovation Research Grant (SBIR) from the NIH to help support the research cost of our strep program.

      STD Vaccine Candidates. One of the great challenges in vaccine research remains the development of effective vaccines to prevent sexually transmitted diseases (STDs). Two principal pathogens that are transmitted via this route are chlamydia, the most common bacterial STD, and Neisseria, the causative agent of gonnorhia. To date, a great deal of effort has been expended, without appreciable success, to develop effective injectable prophylactic vaccines versus these pathogens. Given that both of these pathogens enters the host through the mucosa, we believe that induction of a vigorous mucosal response to certain bacterial antigens may protect against acquisition of the initial infection. To test this hypothesis, we have expressed newly discovered antigens from these pathogens in our proprietary mucosal vaccine delivery system. These live recombinant vaccines will be delivered to animals and tested for local and systemic immune response induction, and whether these responses can block subsequent viral infections. We have licensed technology from Oregon State University and Washington University in support of our chlamydia and Neisseria programs. In February 2000 we entered into an option agreement with the Ross Products Division of Abbott Laboratories (Ross) which will provide funding to further development of an STD vaccine product. In September 2000 we were awarded a Phase I SBIR Grant from the NIH to help support the research cost of this program.

      Mucosal Vaccine Delivery System

      We are developing our proprietary mucosal vaccine delivery system, which is a component of our vaccine candidates, for license to other vaccine developers. Our commensal vaccine candidates utilize gram-positive bacteria as vectors for the presentation of antigens. We are using proprietary technology to anchor antigens from a wide range of infectious organisms, both viral and bacterial, to the surface protein anchor region of a variety of commensal organisms. By combining a specific antigen with a specific commensal, we believe that vaccines can be tailored to both the target pathogen and its mucosal point of entry.

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

      We have completed two early stage clinical evaluations of our mucosal vaccine delivery system based on the commensal bacteria S. gordonii. These clinical studies were designed to test the safety of the formulation, to monitor the extent and duration of colonization of the nasal and oral cavities, and to determine if the delivery system could be eradicated at the end of the study with a regimen of conventional antibiotics. A total of 47 volunteers between the ages of 18 and 40 completed the first study, in which S. gordonii was delivered to the nasal passage and oral cavity. A total of 60 volunteers completed a second study which was conducted at the University of Maryland as part of our strep throat vaccine program as described above. The results of the studies indicated the delivery system was well-tolerated and that the delivery system spontaneously eradicated or was easily eradicated by conventional antibiotics. The ongoing clinical studies at the University of Maryland are also designed to evaluate S. gordonii as a commensal bacterial delivery system for our vaccine targeting strep throat.

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

      Gram-Positive Antibiotic Technology. Our lead anti-infectives program is based on a novel target for antibiotic therapy. Our founding scientists have identified an enzyme, a selective protease, utilized by most gram-positive bacteria to anchor certain proteins to the bacterial cell wall. These surface proteins are the means by which certain bacteria recognize, adhere to and colonize specific tissue. Our strategy is to develop protease inhibitors as novel antibiotics. We believe protease inhibitors will have wide applicability to gram-positive bacteria in general, including antibiotic resistant staphlyococcus and a broad range of serious infectious diseases including meningitis and respiratory tract infections. In 1997, we entered into a collaborative research and license agreement with the Wyeth-Ayerst Laboratories Division of American Home Products Corporation ("Wyeth-Ayerst") to identify and develop protease inhibitors as novel antibiotics. In the first quarter of 2001 we received a milestone payment from Wyeth-Ayerst for delivery of the first quantities of protease for screening, and high-throughput screening for protease inhibitors was initiated. In connection with our effort on this program we have entered into a license with the University of California at Los Angeles (UCLA) for certain technology that may be incorporated into our development of products for Wyeth-Ayerst.

      Gram-Negative Antibiotic Technology. We have entered into a set of technology transfer and related agreements with MedImmune, Inc. ("MedImmune"), Astra AB and The Washington University, St. Louis ("Washington University"), pursuant to which we acquired rights to certain gram-negative antibiotic targets, products, screens and services developed at Washington University. In February 2000, we ended our collaborative research and development relationship with Washington University on this technology. (See "Collaborative Research and Licenses") We maintain a non-exclusive license to technology acquired through these related agreements. We are using this technology in the development of antibiotics against gram-negative pathogens. These bacteria utilize structures called pili to adhere to target tissue, and we plan to exploit the assembly and export of these essential infective structures as novel anti-infective targets.

      Research carried out at Washington University has demonstrated that assembly of type P pili on gram-negative bacteria requires the participation of both a periplasmic molecular chaperone and an outer membrane usher. Since the gram-negative pili are the primary structures by which these organisms adhere to and colonize host tissue, inhibition of their assembly should effectively inhibit disease caused by this class of organisms. Detailed structural data is available on the molecular chaperone and the usher protein. This information has been used in concert with molecular modeling techniques to identify potential structures that will bind to the conserved residues of the chaperone and usher proteins. With identification of these structures, natural and synthetic molecules that inhibit chaperone/usher function can be screened using high throughput assays developed by our scientists. We believe that this approach is a departure from conventional antibiotics and therefore may afford a method to circumvent the resistance mechanisms already established in many gram-negative bacteria.

      Scientists at Washington University have elucidated the role of chaperones -- a family of periplasmic proteins -- in the formation of pili, which are essential for the virulence of certain gram-negative bacteria, such as E. coli or the Enterobacteriaceae (Salmonella, Shigella, Klebsiella, etc.). The elucidation of this pathway provides several targets for the development of novel anti-infectives: (i) blocking the interaction between chaperones and pilin subunits; (ii) interfering with chaperone-dependent folding of pilin subunits; or (iii) interfering with how pilin subunits exit from the bacteria's outer membrane (through the "usher" component). The chaperone-pilin complex has been examined using x-ray crystallography, and assays measuring the chaperone interactions have been established. We are reviewing potential compounds which interfere with the chaperone-pilin interaction, as well as seeking alternative intervention sites in the pilus formation pathway. In July 1999 and August 2000 we were awarded Phase I SBIR grants from the NIH to support our development efforts in this area.

      Broad-Spectrum Antibiotic Technology. An initial host response to pathogen invasion is the release of oxygen radicals, such as superoxide anions and hydrogen peroxide. The DegP protease is a first-line defense against these toxic compounds, which are lethal to invading pathogens, and is a demonstrated virulence factor for several important gram-negative pathogens: Salmonella typhimurium, Salmonella typhi, Brucella melitensis and Yersinia enterocolitica. In all of these pathogens it was demonstrated that organisms lacking a functional DegP protease were compromised for virulence and showed an increased sensitivity to oxidative stress. It was also recently demonstrated that in Pseudomonas aeruginosa conversion to mucoidy, the so-called CF phenotype involves two DegP homologues.

      Scientists at Siga recently demonstrated that the DegP protease is conserved in most important Gram-positive pathogens, including S. pyogenes, S. pneumoniae, S. mutans and S. aureus. Moreover, Siga investigators have shown a conservation of function of this important protease in Gram-positive pathogens and believe that DegP represents a true broad-spectrum anti-infective development target. Siga research has uncovered a virulence-associated target of the DegP protease that will be utilized to design an assay for high-throughput screening for the identification of lead inhibitors of this potentially important anti-infective target.

      Biological Defense Program. In the U.S. an estimated $177 million will be spent this year on measures to address bioterrorism. On of the major concerns is smallpox, although declared extinct in 1980 by the World Health Organization, it is believed that rogue nations such as Iran, Iraq, Libya and North Korea may have an illegal inventory of the virus that causes the disease. The only legal inventory of the virus is held under extremely tight security at the Centers For Disease Control in Atlanta, and at a laboratory in Russia. As a result of this threat the U.S. government will be making significant expenditures on finding a way to counter act the virus if turned loose by terrorist or on a battlefield. Siga in collaboration with Rockefeller University and Oregon State University is working on ways to disable the virus' ability to replicate. If the virus can not replicate, it can not overwhelm the immune system and, theoretically, can not kill its victims. The parties are also working on developing nasal sprays and lozenges that could combat toxins such as anthrax. In September 2000 we entered into a subcontract agreement with Oregon State University. The subcontract agreement is part of a project targeted towards developing novel antiviral drugs capable of preventing disease and pathology for smallpox in the event this pathogen were to be used as an agent of bioterrorism. The project is being funded by a grant from the NIH to Oregon State University. The basic virology aspects of the project will be conducted at OSU and the drug development will be performed by Siga under subcontract.

      Veterinary Vaccines

      One application of our technology is the development of live vaccines that are delivered to a specific mucosal niche where they can colonize and thereby present antigen to the immune system and produce local immunity at the site where the corresponding pathogen will eventually attempt to enter. Since the proprietary expression pathway that we use is conserved in essentially all gram-positive bacteria, this should allow the same strategy to be employed in the development of veterinary vaccines. A commensal bacterium can be isolated from the mucosa of the target species, engineered to express a desired antigen and then reintroduced to the species in order to produce immunity against subsequent infection by the corresponding pathogen. Examples of potential targets for this technology in the area of animal health include prevention of salmonid aquaculture disease problems or canine papilloma virus infections.

      Veterinary Program. We believe our vaccine and anti-infectives technologies also provide opportunities to develop biopharmaceutical products for the veterinary health care market. The world wide veterinary market was reported to have been $8 billion in 1999. In the U.S. alone, there are 120 million cats and dogs, 2 million horses, 100 million cattle, 56 million hogs and 8 million sheep and goats. In December 2000 we entered into a collaborative agreement with Fort Dodge Animal Health, a division of American Home Products Corporation, focusing on the design of novel vaccines for the prevention of veterinary diseases. The research collaboration combines Siga's bacterial commensal delivery technology with Fort Dodge's proprietary veterinary antigens. Siga will be responsible for the construction and characterization of candidate vaccines while Fort Dodge will assess the immunogenicity and protective capacity of the target animal species.

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

Collaborative Research and Licenses

      We sponsor research and development activities in laboratories at Oregon State University and at the University of California, Los Angeles. We have a research and development facility in Corvallis, Oregon. We have entered into the following license agreements and collaborative research arrangements:

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

      Oregon State University. Oregon State is also a party to our license agreement with Rockefeller whereby we have obtained the right and license to make, use and sell products for the therapy, prevention and diagnosis of diseases caused by streptococcus. Pursuant to a separate research support agreement with Oregon State, we provided funding for sponsored research through December 31, 1999, with exclusive license rights to all inventions and discoveries resulting from this research. At this time, no additional funding is contemplated under this agreement, however we retain the exclusive licensing rights to the inventions and discoveries that may arise from this collaboration. During 1999, we acquired an option to enter into a license with the University in which we will acquire the rights to certain technology pertaining to the potential development of a chlamydia vaccine. In February 2000 we exercised our option and pursuant to an exclusive license agreement dated March, 2000, we will make certain payments to the University as part of our obligation under the option.

      In September 2000 we entered into a subcontract with Oregon State University. The contract is for a project which is targeted towards developing novel antiviral drugs capable of preventing disease and pathology for smallpox in the event this pathogen were to be used as an agent of bioterrorism. The project is being funded by a grant from the NIH. The basic virology aspects of the project will be conducted at OSU and the drug development will be performed by Siga under the subcontract. The budget for the subcontract work will be negotiated on a year by year basis with OSU depending on progress of the program and funding available.

      National Institutes of Health. We have entered into a clinical trials agreement with the NIH pursuant to which the NIH, with our cooperation, will conduct a clinical trial of our strep throat vaccine candidate. In addition, during 2000, we received four Phase I SBIR grants from the NIH to support our vaccine and anti infectives development programs.

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

      Washington University. In February 1998 we entered into a research collaboration and worldwide license agreement with Washington University pursuant to which we obtained the right and license to make, use and sell antibiotic products based on gram-negative technology for all human and veterinary diagnostic and therapeutic uses. The license covered five pending United States patent applications and corresponding foreign patent applications. The agreement generally required us to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and we were responsible for certain milestone payments and for the costs of filing and prosecuting patent applications. Pursuant to the agreement, we agreed to provided funding to Washington University for sponsored research through February 6, 2001, with exclusive license rights to all inventions and discoveries resulting from this research. During 1999, a dispute arose between the parties regarding their respective performance under the agreement. In February 2000, the parties reached a settlement agreement and mutual release of their obligations under the research collaboration agreement. Under the terms of the settlement, we are released from any further payments to the University and have disclaimed any rights to the patents licensed under the original agreement. As part of the settlement agreement, we entered into a non-exclusive license to certain patents covered in the original agreement.

      Abbott Laboratories. In March 2000 we entered into an agreement with the Ross Products Division of Abbott Laboratories (Ross). The agreement grants Ross an exclusive option to negotiate an exclusive license to certain Siga technology and patents in addition to certain research development services. In exchange for research services and the option, Ross is obligated to pay us $120,000 in three installments of $40,000. The first payment of $40,000 was received during the quarter ended March 31, 2000. The remaining installments are contingent upon certain milestones under the agreement. In the twelve months ended December 31, 2000, we recognized revenue of $80,000.

      Regents of the University of California. In December 2000 we entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California (the "Regents"). Under the license agreement Siga obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. In the event that the Company sub-leases the license, it shall pay Regents 15% of all royalty payments made to Siga. Under the agreement, Siga will also pay Regents 15% of all funds received from Wyeth-Ayesrt and a minimum annual amount of $250,000 for the continued development of the inventions for a period of three years.

      Under the sponsored research agreement Siga will provide the Regents with funding in the total amount of $300,000 over a period of two years to support certain research.

      Maxygen, Inc. In October 2000 we entered into a collaborative agreement with Maxygen, Inc. to develop a vaccine for biological defense applications. The collaboration combines Siga's patented vaccine delivery system with Maxygen's proprietary antigens for generating an immune response.

      American Home Products. In December 2000 we entered into a collaborative agreement with Fort Dodge Animal Health, a division of American Home Products Corporation. The collaboration is focused on the design of novel vaccines for the prevention of veterinary diseases. The research collaboration combines Siga's bacterial commensal delivery technology with Fort Dodge's proprietary veterinary antigens. Siga will be responsible for the construction and characterization of candidate vaccines while Fort Dodge will assess the immunogenicity and protective capacity of the target animal species.

Intellectual Property and Proprietary Rights

      Protection of our proprietary compounds and technology is essential to our business. Our policy is to seek, when appropriate, protection for our lead compounds and certain other proprietary technology by filing patent applications in the United States and other countries. We have licensed the rights to seven issued United States patents and one issued European patent. We have also licensed the rights to one allowed United States patent application, four pending United States patent applications as well as corresponding foreign patent applications. We are joint owner with Washington University of one issued, one allowed application, and seven pending applications as well as foreign counterparts. We are also exclusive owner of three pending U.S. applications based on research conducted in our facility in Oregon.

      The patents and patent applications licensed to us relate to all of the core technology used in the development of our leading product candidates, including the mucosal vaccine delivery system, the SPEX protein expression system for producing biopharmaceutical products, the protective streptococcal antigens and the antibiotic development target, as well as a variety of early stage research projects. Each of our products represented by each of the patents is in a very early stage in its development process.

      We also rely upon trade secret protection for our confidential and proprietary information. No assurance can be given that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets.

Government Regulation

      Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any biopharmaceutical products that we may develop. The nature and the extent to which such regulations may apply to us will vary depending on the nature of any such products. Virtually all of our potential biopharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources.

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

      Once the product is approved for sale, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor continuously a product's usage and its effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained. Other countries in which any products developed by us may be marketed, could impose a similar regulatory process.

Competition

      The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include most of the major pharmaceutical companies, which have financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors include Cubist Pharmaceuticals, Inc., Corixa Corporation, Microcide Pharmaceuticals, Inc., ID Vaccines Ltd., Actinova PLC, and Antex Biologics, Inc. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. There can be no assurance that our competitors will not succeed in developing products that are more effective or less costly than any which are being developed by us or which would render our technology and future products obsolete and noncompetitive.

Human Resources and Facilities

      As of March 20, 2001 we had 17 full time employees. Our employees are not covered by a collective bargaining agreement and we consider our employee relations to be excellent.

Item 2. Properties

      Our headquarters are located in New York, New York and our research and development facilities are located in Corvallis, Oregon. In New York, we lease approximately 5,200 square feet under a lease that expires in November 2002. In Corvallis, we lease approximately 10,000 square feet under a lease that expires in December 2004.

Item 3. Legal Proceedings - None

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

The Stockholders voted to ratify the selection of Pricewaterhouse Coopers LLP as independent auditors of SIGA Technologies, Inc. for its fiscal year ending December 31, 2000.

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

                                   Price Range

1999                                                          High          Low

First Quarter                                                $1.88         $1.03
Second Quarter                                               $1.44         $0.81
Third Quarter                                                $1.41         $0.69
Fourth Quarter                                               $2.09         $0.97

2000                                                          High          Low

First Quarter                                                $9.38         $1.44
Second Quarter                                               $5.50         $3.00
Third Quarter                                                $4.88         $2.59
Fourth Quarter                                               $5.31         $3.00

      As of March 20, 2001, the closing sales price of our common stock was $2.06 per share. There were 44 holders of record as of March 20, 2001. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of common stock is held in broker "street names."

      We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. We are not under any contractual restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

      On January 31, 2000, we completed a private placement of an aggregate principal amount of $1,500,000 6% convertible debentures and 1,043,478 warrants. We received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds. The debentures are convertible into common stock at $1.44 per share. The warrants have a term of five years and are exercisable at $3.41 per share. Under certain circumstances, we can redeem the shares.

      On March 28, 2000, we completed a private placement of an aggregate of 600,000 shares of common stock and 450,000 warrants. We received net proceeds of $2,883,000 from the total gross proceeds of $3,000,000. The warrants have a term of three years; 210,000 warrants are exercisable at $5.00 per share, 120,000 are exercisable at $6.375 per share and 120,000 are exercisable at $6.90 per share.

      On July 7, 2000, pursuant to a stock purchase agreement, we exchanged 40,336 shares of our common stock and certain additional consideration, for 12.5% of the outstanding capital stock of Open-i Media, Inc., an Internet development and multimedia training company.

Recent Developments

      On March, 30, 2001, Joshua D. Schein, our Chief Executive Officer and a director and Judson A. Cooper, our Chairman of the Board entered into an agreement with, among others, Donald G. Drapkin, a beneficial owner of more than 5% of our common stock, in which Messrs. Schein and Cooper have agreed to resign from Siga and use their best efforts to cause each of the current directors of Siga to resign. Certain provisions of the agreement are subject to the condition that each current director of Siga resign. Provided that such condition is satisfied, it is expected that Mr. Drapkin will be appointed Chairman of the Board and Eric A. Rose, M.D. will be appointed as Interim Chief Executive Officer. In addition, it is anticipated that Gabriel M. Cerrone, Thomas E. Constance, Mehmet C. Oz, M.D. and Michael Weiner, M.D. will be appointed as directors. Each of the parties to the agreement have agreed to lock up their respective shares of common stock and options of Siga for 24 months subject to certain conditions and exceptions. Messrs. Schein and Cooper have also each entered into a separation agreement with Siga. A Schedule 14f-1 is currently being prepared and will be sent to our stockholders promptly. The resignations of Messrs. Schein and Cooper are expected to be effective 10 days after the mailing of Schedule 14f-1.

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

Overview

      We are a development stage, technology company, whose primary focus is in biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through December 31, 2000, we have sustained cumulative net losses of $22,441,569, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for our common stock. In addition, a non-cash charge of $450,450 was incurred for stock option and warrant compensation expense. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through December 31, 2000, research and development expenses amounted to $10,275,888, patent preparation and prosecution expenses totaled $1,237,491, general and administration expenses amounted to $12,264,156. From inception through December 31, 2000 revenues from research and development agreements and government grants totaled $2,127,681.

      Since inception, Siga has had limited resources, has incurred cumulative net operating losses of $22,198,954 and expects to incur additional losses to perform further research and development activities. We do not have commercial biomedical products, and we do not expect to have such for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. These circumstances raise substantial doubt about our ability to continue as a going concern. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Twelve Months ended December 31, 2000 and December 31, 1999.

      Revenues from grants and research and development contracts were $483,120 for the twelve months ended December 31, 2000 compared to $519,561 for the same period of 1999. The approximate 7% decline in revenue for the period ended December 31, 2000 is the result of no revenue being recognized from Wyeth-Ayerst, compared to revenue of $337,500 for the same twelve month period of 1999. This decline was largely offset by increased revenue from Small Business Innovation Research (SBIR) Grants and an agreement with the Ross Products division of Abbott Laboratories. During the twelve month period of 2000 we received $450,000 from Wyeth-Ayerst in continued support for our research efforts, however, pending completion of a new agreement, the entire amount has been recorded as deferred revenue.

      General and administrative expenses increased approximately 123% for the twelve months ended December 31, 2000 to $4,851,100 from $2,284,790 for the twelve months ended December 31, 1999. The increase in expenditures is the result of non-cash compensation of approximately $950,000 associated with the grant of warrants and options to certain consultants and directors, and a charge of $511,000 to reserve an amount advanced to Hypernix during the twelve months ended December 31, 2000. Hypernix was an Isreali company we entered into a letter of intent to acquire in May 2000. We terminated the agreement in August 2000. Also contributing to the increase in expenses were the personnel costs associated with managing our internet assets and higher legal and accounting costs incurred as a result of our Internet investment.

      Research and development expenses increased to $2,608,907 for the twelve months ended December 31, 2000 from $1,672,778 for the same period in 1999. The approximate 56% increase in spending from 1999 compared to the same twelve month period ended December 31, 2000, is primarily the result of expenses incurred in the development of our internet initiative, PeerFinder. In July 2000, we exchanged our internet assets and 40,336 shares of our common stock for 12.5% of Open-i Media, Inc. an Internet development and multimedia training company. At December 31, 2000, we reassessed the value of our investment in Open-i Media. We reviewed certain events and changes in circumstances indicating that the carrying amount of the investment in Open-i Media may not be recoverable in its entirety. As a result, we elected to reduce the carrying amount of our investment to reflect its recoverable value as of year end and recorded an impairment charge of $156,000. Research and development expenses incurred in our biotechnology operation were essentially flat.

      Patent preparation expense of $106,647 for the twelve months ended December 31, 2000 was approximately 45% lower than the $193,567 incurred for the twelve months ending December 31, 1999. The decline in spending from the prior year twelve month period reflects the continuing trend to reduce patent costs by focusing on our core biopharmaceutical technologies and eliminating programs that we believe have less commercial value.

      In the twelve months ended December 31, 1999 we incurred expenses of $97,696 resulting from the settlement of litigation with a university where we had been sponsoring research. The settlement expenses were for the transfer of title to the university of certain fixed assets as part of the settlement agreement. No such expenses were incurred in the twelve months ended December 31, 2000.

      Total operating loss for the twelve months ended December 31, 2000 was $7,083,534, an approximate 90% increase from the $3,729,543 loss incurred for the twelve months ended December 31, 1999. The increase in the operating loss was primarily due to the non-cash general and administration compensation expense associated with warrants and options granted to certain consultants and directors and the charge taken to reserve the funds advanced to Hypernix. Also contributing to the increase in the operating loss were the higher general and administrative and research and development expenses associated with the management and development of our internet assets.

      Net interest expense for the twelve months ended December 31, 2000 was $550,464 compared to income of $26,383 for the twelve months ended December 31, 1999. The increase in interest expense is the result of the accrual of interest expense associated with our sale of $1,500,000 principal amount of 6% convertible debentures in January 2000.

      We recorded a net gain of $66,660 for the twelve months ended December 31, 1999 from the sale of certain securities held for investment purposes. No such income was received in the year ending December 31, 2000.

Quarterly Results of Operations

      The following table sets forth selected unaudited quarterly statements of operations data, in dollar amounts and as percentages of net revenue, for the four quarters ended December 31, 1999 and for the four quarters ended December 31, 2000. In our opinion this information has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this annual statement, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The quarterly data should be read with our financial statement and then noted to those statements appearing elsewhere in the annual statement.

1999
     ($ in 000's)                   Q1           Q2           Q3           Q4
                                    --           --           --           --
     Revenue                      $  113       $  113       $  147       $  147
       G&A                        $  525       $  531       $  551       $  678
         % of Revenue                465%         470%         375%         461%
        R&D                       $  554       $  519       $  489       $  111
         % of Revenue                490%         459%         333%          76%
        Patent Prep. Costs        $   62       $   61       $   14       $   56
         % of Revenue                 55%          54%          10%          39%
        Operating Loss            $1,028       $  997       $  907       $  796
         % of Revenue                910%         883%         618%         542%
        Net Loss                  $  947       $  910       $  868       $  911
         % of  Revenue               838%         805%         590%         620%

2000
     ($ in 000's)                   Q1           Q2           Q3           Q4
                                    --           --           --           --
     Revenue                      $   81       $   91       $  193       $  118
       G&A                        $  811       $  966       $1,808       $1,266
         % of Revenue              1,001%       1,062%         937%       1,073%
        R&D                       $  763       $  392       $  876       $  578
         % of Revenue                942%         437%         454%         490%
        Patent Prep. Costs        $   26       $   38       $   20       $   23
         % of Revenue                 32%          42%          10%          18%
        Operating Loss            $1,519       $1,305       $2,511       $1,747
         % of Revenue              1,875%       1,434%        1301%       1,482%
       Net Loss                   $1,638       $1,447       $2,658       $1,891
         % of  Revenue             2,022%       1,590%       1,377%       1,603%

Liquidity and Capital Resources

      As of December 31, 2000 we had $1,707,385 in cash and cash equivalents. In July of 1997 we entered into a collaborative two year research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, we have granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. If certain milestones are met, the agreement requires Wyeth-Ayerst to sponsor further research by us for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments to Siga. Through December 31, 2000 we have recorded a total of $1,800,000 of revenue from Wyeth-Ayerst. We received an additional $450,000 in payments from Wyeth-Ayerst during the twelve months ended December 31, 2000 and an additional $350,000 in the first quarter of 2001. In July and October of 1999 we were awarded SBIR grants from the NIH. The grant received in July was for a six month program for a total of $109,072 and the October grant was a twelve month program for a total of $293,466. As of December 31, 2000 the total amount of the grants had been received. In May and August 2000 we were awarded two Phase I SBIR grants from the National Institutes for Health in the amounts of $26,000 and $96,163, respectively. As of December 31, 2000 the total award of $26,000 from the May grant had been received and $83,637 has been invoiced from the August grant. The remaining $12,526 from the August grant was received in February 2001. In September 2000 we were awarded an additional grant from the NIH for $125,000 to support certain research activities for a six month period. As of December 31, 2000 we had received $73,056 of the grant, the remaining $51,994 was received in March 2001.

      In January of 2000 we completed a private placement of 6% convertible debentures at an aggregate principal amount of $1,500,000 and 1,043,478 warrants to purchase shares of our common stock with a purchase price of $0.05 per warrant. We received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds raised. The debentures are convertible into common stock at $1.4375 per share. Interest at the rate of 6% per annum is payable on the principal of each convertible debenture in cash or shares of Siga's common stock, at our discretion upon conversion or at maturity. In the twelve months ended December 31, 2000, $125,000 principal amount of the debenture and the accrued interest was converted into our common stock. In January 2001, an additional $25,000 principal amount of the debenture was converted into our common stock. The warrants have a term of five years and are exercisable at $3.4059 per share. We have the right to require the holder to exercise the warrants within five days under the following circumstances: (i) a registration statement is effective; and (ii) the closing bid price for our common stock, for each of any 15 consecutive trading days is at least 200% of the exercise price of such warrants. If the holder does not exercise the warrants after notice is given, the unexercised warrants will expire. In connection with this transaction, we issued warrants to purchase a total of 275,000 shares of common stock to the placement agent and the investor's counsel (or their respective designees). These warrants have a term of five years and are exercisable at $1.45 per share.

      In March 2000 we entered into an agreement with the Ross Products Division of Abbott Laboratories (Ross). The agreement grants Ross an exclusive option to negotiate an exclusive license to certain Siga technology and patents in addition to certain research development services. In exchange for research services and the option, Ross is obligated to pay us $120,000 in three installments of $40,000. The first payment of $40,000 was received during the quarter ended March 31, 2000. The remaining installments are contingent upon certain milestones under the agreement. In the twelve months ended December 31, 2000, we recognized revenue of $80,000.

      On March 28, 2000 we completed a private placement of an aggregate of 600,000 shares of common stock and 450,000 warrants. We received net proceeds of $2,883,000 from the total gross proceeds of $3,000,000. The warrants have a term of three years; 210,000 warrants are exercisable at $5.00 per share, 120,000 are exercisable at $6.375 per share and 120,000 are exercisable at $6.90 per share. The warrants are redeemable at $0.01 each, by us upon meeting certain conditions.

      In May 2000 we entered into a binding letter of intent to acquire Israel-based Hypernix Technologies, Ltd. Hypernix is the developer of Gooey, an integrated roving communication platform. If the transaction was consummated, we would have issued 3 million shares of our common stock to the stockholders and certain employees of Hypernix and assume all of the disclosed liabilities of Hypernix (not to exceed $1,250,000), with Hypernix's creditors to be paid half in cash and half in our common stock. Also, we were to lend Hypernix $250,000 per month for up to five months. This advance was subject to interest at an annual rate of 10% and was secured by all the assets of Hypernix. We advanced Hypernix $261,000 and $250,000 in May and July respectively, under the agreement. In August we terminated the letter of intent. We recorded a charge of $261,000 for the three months ended June 30, 2000 and $250,000 for the three months ended September 30, 2000 to reserve the advances made to Hypernix. In March 2001 we received approximately $84,000 from the liquidation of certain assets of Hypernix.

      In July 2000 we entered into an agreement with Global Impact Communications, Inc.(GIC). GIC will serve as our public relations agency. GIC received options to purchase 75,000 shares of our common stock and they will receive a monthly retainer of $6,000. Twenty five thousand options are exercisable at $5.75 per share, 25,000 at $6.50 per share and 25,000 at $7.50 per share.

      In August 2000 we entered into an agreement with The Kriegsman Group for them to render advice and assistance with respect to financial consulting , planning, structuring, business strategy, public relations and raising equity capital. The term of the agreement was for a period of fifteen months with a guarantee of a six-month retention from August 1, 2000 through February 1, 2001. We paid Kriegsman a fee of $40,000 upon signing of the agreement The agreement also granted Kriegsman a warrant to purchase 500,000 shares of our common stock with 200,000 warrants vesting upon the date of the agreement with an exercise price of $3.63 per share. As of December 31, 2000 we had paid them $120,000 under the agreement. In January 2001, the agreement was terminated. As part of the mutual agreement to terminate, Kriegsman agreed to the cancellation of the 500,000 warrant grant made at the time of the signing of the agreement and accept a new grant of 50,000 warrants at an exercise price of $3.63 per share.

      In November 2000 we entered into a one year consulting agreement with Fahnestock and Co., the investment banking firm that provided services facilitating our sale in January 2000 of the $1.5 million principal amount 6% convertible debentures, and the March 2000 sale of $3.0 million of our equity. Under the terms of the agreement, we will receive, marketing, public relations, acquisitions and strategic planning services. In exchange for such services, we amended the terms of the warrants Fahnestock received for their efforts in the two fund raising efforts, changing the exercise price of their warrants to $2.00 per share.

      On December 6, 2000 the Company entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California (the "Regents"). Under the license agreement Siga obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,00. In the event that the Company sub-leases the license, it shall; pay Regents 15% of all royalty payments made to Siga. Under the agreement, Siga will also pay Regents 15% of all funds received from Wyeth-Avesrt and a minimum annual amount of $250,000 for the continued development of the inventions for a period of three years.

      Under the sponsored research agreement Siga will provide the Regents with funding in the total amount of $300,000 over a period of two years to support certain research.

      In January 2001 we received an additional $112,500 from Wyeth-Ayerst to further support our research and development programs begun under our July 1997 agreement. In February 2001 we received a $237,500 payment from Wyeth-Ayerst for achieving a certain research milestone under the July 1997 agreement.

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately through the Fourth quarter of 2001. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, on commercially reasonable terms. If we are unable to raise additional capital when needed, we may be forced to curtail certain activities and programs or possibly cease operations altogether.

      Since inception, Siga has had limited resources, has incurred cumulative net operating losses of $22,198,954 and expects to incur additional losses to perform further research and development activities. We do not have commercial biomedical products, and we do not expect to have such for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. These circumstances raise substantial doubt about our ability to continue as a going concern. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Our working capital and capital requirements will depend upon numerous factors, including pharmaceutical research and development programs; pre-clinical and clinical testing; timing and cost of obtaining regulatory approvals; levels of resources that we devote to the development of manufacturing and marketing capabilities; technological advances; status of competitors; and our ability to establish collaborative arrangements with other organizations.

Risk Factors That May Affect Results of Operations and Financial Condition

      We have incurred operating losses since our inception and expect to incur net losses and negative cash flow for the foreseeable future. We incurred net losses of $6.6 million for the year ended December 31, 1998, $3.6 million for the year ended December 31, 1999 and $7.8 million for the year ended December 31, 2000. As of December 31, 2000 and December 31, 1999, our accumulated deficit was $22.4 million and $14.7 million, respectively. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

      o     be reimbursed by government or private consumers; and

      o     achieve customer acceptance.

      In addition, third parties may preclude us from marketing our drugs through enforcement of their proprietary rights, or third parties may succeed in marketing equivalent or superior drug products. Our failure to develop safe, commercially viable drugs would have a material adverse effect on our business, financial condition and results of operations.

      Most of our expected future revenues are contingent upon collaborative and license agreements and we may not achieve sufficient revenues from these agreements to attain profitability. Our ability to generate revenues depends on our ability to enter into additional collaborative and license agreements with third parties and maintain the agreements we currently have in place. We will receive little or no revenues under our agreements if our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early. Additionally, if we do not enter into new collaborative agreements, we will not receive future revenues from new sources.

      Our future receipt of revenues from collaborative arrangements will be significantly affected by the amount of time and effort expended by our collaborators, the timing of the identification of useful drug targets and the timing of the discovery and development of drug candidates. Under our existing agreements, we may not earn significant milestone payments until our collaborators have advanced products into clinical testing, which may not occur for many years, if at all.

      We may not find sufficient acquisition candidates to implement our business strategy. As part of our business strategy we expect to enter into additional business combinations and acquisitions. We compete for acquisition candidates with other entities, some of which have greater financial resources than we have. Increased competition for acquisition candidates may make fewer acquisition candidates available to us and may cause acquisitions to be made on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels that are beyond our financial capability or that would adversely affect our results of operations and financial condition. Our ability to make acquisitions will depend in part on the relative attractiveness of shares of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price, our ability to register common stock and capital appreciation prospects of our common stock. If the market price of our common stock were to decline materially over a prolonged period of time, our acquisition program could be materially adversely affected.

      The biopharmaceutical market in which we compete and will compete is highly competitive. The biopharmaceutical industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. There also are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products. Many of these companies have substantially greater financial, technical, research and development, and human resources than us. Competitors may develop products or other technologies that are more effective than any that are being developed by us or may obtain FDA approval for products more rapidly than us. If we commence commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which we have no experience. Many of these companies also have manufacturing facilities and established marketing capabilities that would enable such companies to market competing products through existing channels of distribution.

      Because we must obtain regulatory clearance to test and market our products in the United States and foreign jurisdictions, we cannot predict whether or when we will be permitted to commercialize our products. The pharmaceutical industry is subject to stringent regulation by a wide range of authorities in the geographic areas where we intend to develop and commercialize products. A pharmaceutical product cannot be marketed in the United States until it has completed rigorous preclinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity and novelty of the product and requires the expenditure of substantial resources.

      Before commencing clinical trials in humans, we must submit and receive clearance from the FDA by means of an IND application. Clinical trials are subject to oversight by institutional review boards and the FDA and:

o must be conducted in conformance with the FDA's good laboratory practice regulations;

o     must meet requirements for institutional review board oversight;

o     must meet requirements for informed consent;

o     must meet requirements for good clinical and manufacturing practices;

o     are subject to continuing FDA oversight;

o     may require large numbers of test subjects; and

o may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND application or the conduct of these trials.

      Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective on the patient population that will be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. Additionally, we have limited experience in conducting and managing the clinical trials and manufacturing processes necessary to obtain regulatory clearance.

      If regulatory clearance of a product is granted, this clearance will be limited to those disease states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance.

      Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA clearance described above.

      If our technologies or those of our collaborators are alleged or found to infringe the patents or proprietary rights of others, we may be sued or have to license those rights from others on unfavorable terms. Our commercial success will depend significantly on our ability to operate without infringing the patents and proprietary rights of third parties. Our technologies along with our licensors' and our collaborators' technologies may infringe the patents or proprietary rights of others. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject us to significant liabilities, require disputed rights to be licensed from or to other parties or require us, our licensors or our collaborators to cease using a technology necessary to carry out research, development and commercialization.

      Litigation to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming, even if the outcome is favorable. An outcome of any patent prosecution or litigation that is unfavorable to us or one of our licensors or collaborators may have a material adverse effect on us. We could incur substantial costs if we are required to defend ourselves in patent suits brought by third parties, if we participate in patent suits brought against or initiated by our licensors or collaborators or if we initiate such suits. We may not have sufficient funds or resources in the event of litigation. Additionally, we may not prevail in any such action.

      Any conflicts resulting from third-party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to us or our collaborators and limit our ability or that of our collaborators to obtain meaningful patent protection. If patents are issued to third parties that contain competitive or conflicting claims, we, our licensors or our collaborators may be legally prohibited from pursuing research, development or commercialization of potential products or be required to obtain licenses to these patents or to develop or obtain alternative technology. We, our licensors and/or our collaborators may be legally prohibited from using patented technology, may not be able to obtain any license to the patents and technologies of third parties on acceptable terms, if at all, or may not be able to obtain or develop alternative technologies.

      In addition, like many biopharmaceutical companies, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. We or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.

      Our ability to compete may decrease if we do not adequately protect our intellectual property rights. Our commercial success will depend in part on our and our collaborators' ability to obtain and maintain patent protection for our proprietary technologies, drug targets and potential products and to effectively preserve our trade secrets. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the type and breadth of claims allowed in these patents.

      We also rely on copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, we require our employees, consultants and some collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. These agreements may not provide meaningful protection for our trade secrets, confidential information or inventions in the event of unauthorized use or disclosure of such information, and adequate remedies may not exist in the event of such unauthorized use or disclosure.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Name                       Age   Position
----                       ---   --------
Joshua D. Schein, Ph.D.    40    Chief Executive Officer, Secretary and Director
Judson A. Cooper           42    Chairman of the Board, Executive Vice President
Thomas N. Konatich         55    Chief Financial Officer and Treasurer
Dennis E. Hruby, Ph.D.     49    Chief Scientific Officer
Eric Richman               40    Director
Thomas Lanier              41    Director
Jeffrey Rubin              33    Director

      Joshua D. Schein, Ph.D. has served as our Chief Executive Officer since August 1998 and as acting Chief Executive Officer from April 1998 to August 1998. Dr. Schein has also served as Secretary and a Director since December 1995. Dr. Schein served as Chief Financial Officer from December 1995 until April 1998. From December 1995 to June 1998, Dr. Schein was a Director of DepoMed, Inc., a publicly traded biotechnology company. From January 1996 to August 1998, Dr. Schein was an executive officer and a director of Virologix Corporation, a private biotechnology company. From June 1996 to September 1998, Dr. Schein was an executive officer and a director of Callisto Pharmaceuticals, Inc. From 1994 to 1995, Dr. Schein served as a Vice President of Investment Banking at Josephthal, Lyon and Ross, Incorporated, an investment banking firm. From 1991 to 1994, Dr. Schein was a Vice President at D. Blech & Company, Incorporated, a merchant and investment banking firm focused on the biopharmaceutical industry. Dr. Schein received a Ph.D. in neuroscience from the Albert Einstein College of Medicine and an MBA from the Columbia Graduate School of Business. Dr. Schein is a principal of Prism Ventures LLC ("Prism"), a privately held limited liability company.

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

      Thomas N. Konatich has served as Chief Financial Officer and Treasurer since April 1, 1998. From November 1996 through March 1998, Mr. Konatich served as Chief Financial Officer and a Director of Innapharma, Inc., a privately held pharmaceutical development company. From 1993 through November 1996, Mr. Konatich served as Vice President and Chief Financial Officer of Seragen, Inc., a publicly traded biopharmaceutical development company. From 1988 to 1993, he was Treasurer of Ohmicron Corporation, a venture capital financed environmental biotechnology firm. Mr. Konatich has an MBA from the Columbia Graduate School of Business.

      Dennis F. Hruby, Ph.D. has served as Vice-President - Chief Scientific Officer since June 2000. From April 1,1997 through June 2000 Dr. Hruby was our Vice President of Research. From January 1996 through March 1997, Dr. Hruby served as a senior scientific advisor to Siga. Dr. Hruby is a Professor of Microbiology at Oregon State University, and from 1990 to 1993 was Director of the Molecular and Cellular Biology Program and Associate Director of the Center for Gene Research and Biotechnology. Dr. Hruby specializes in virology and cell biology research, and the use of viral and bacterial vectors to produce recombinant vaccines. He is a member of the American Society of Virology, the American Society for Microbiology and a fellow of the American Academy of Microbiology. Dr. Hruby received a Ph.D. in microbiology from the University of Colorado Medical Center and a B.S. in microbiology from Oregon State University.

      Eric Richman has been a Director since November 2000. Since June 2000, Mr. Richman has been Vice President, Corporate Development at OptiMEMS, Inc., a development stage optical switch company. Prior to thant, from 1998 to 2000, he was Director, International Commercialization with MedImmune, Inc. From 1993 to 1998, Mr. Richman was MedImmune's Senior Director of Transplantation Products. Mr. Richman was part of the founding team at MedImmune holding various other administrative, financial and strategic planning positions since joining MedImmune in 1988. Mr. Richman was a key member on the launch teams for the company's biotechnology products, both domestically and internationally. Mr. Richman received a B.S. degree in Biomedical Science in 1984 from the Sophie Davis School of Biomedical Education and a Master of International Management in 1987 from the American Graduate School of International Management.

      Thomas Lanier has been a Director since January 2000. Since 1996, Mr. Lanier has been an International Advisor for the U.S. Department of the Treasury during which time he co-wrote the U.S. Treasury's guide to external debt issuance for emerging market borrowers. From 1988 until 1996 Mr. Lanier worked for Chemical Bank as a U.S. Government Bond Trader (1988-1993), Emerging Markets Salesperson (1993-1994) and Emerging Markets Debt Trader (1994-1996). In 1981 Mr. Lanier graduated from the United States Military Academy at West Point with a Bachelor of Science Degree and prior to leaving the Army in 1986, also graduated from the U.S. Army Airborne School and the U.S. Army Flight School as well as planning, organizing and controlling logistical operations on an international project for the Army Chief of Staff. In 1998, Mr. Lanier received a Masters of Business Administration with an emphasis in finance and marketing from the Fuqua School of Business, Duke University.

      Jeffrey Rubin has been a director since November 1998. Mr. Rubin is President and Director of Newtek Capital, Inc., an asset management and investment banking firm he formed in January 1998. From 1994 to 1997, Mr. Rubin was founder and a director of the Fastcast Corporation, a company specializing in optical technologies. From 1989 to 1994, Mr. Rubin was a Vice President of American European Corporation, an import/export company. Mr. Rubin received a Bachelor of Arts degree in 1989 from the University of Michigan.

Item 10. Executive Compensation

      The following table sets forth the total compensation paid or accrued for the years ended December 31, 2000, 1999 and 1998 for Siga's Chief Executive Officer and its four most highly compensated executive officers, other than its Chief Executive Officer, whose salary and bonus for the fiscal year ended December 31, 2000 were in excess of $100,000.

                           Summary Compensation Table

                                                        Annual Compensation
                                                        -------------------

                                                                                   Long-Term
                                                                                  Compensation
                                                             Other Annual          Securities
                                                             Compensation    Underlying  Options(#)
                                                             ------------    ----------  ----------

Name and Principal Position           Year      Salary ($)       ($)
---------------------------           ----      ----------       ---
Joshua D. Schein, Ph.D., Chief        2000        250,000         --                 500,000
Executive Officer and Director
                                      1999        225,000         --                 150,000

                                      1998        170,939         --                  16,667

Judson A. Cooper, Executive Vice      2000        250,000         --                 500,000
President and Director
                                      1999        225,000         --                 150,000

                                      1998        170,939         --                  16,667

Dennis E. Hruby, Ph.D., Chief         2000        180,000         --                 125,000
Scientific Officer
                                      1999        170,000         --                      --

                                      1998        167,148         --                  40,000

Thomas N. Konatich, Chief Financial   2000        170,000         --                 100,000
Officer
                                      1999        170,000         --                      --

                                      1998        120,172         --                  95,000

(1)   Consisting of the value of common stock issued at fair market value.

Option Grants for the Year Ended December 31, 2000

            The following table sets forth grants of stock options to Siga's Chief Executive Officer and its four most highly compensated executive officers, other than its Chief Executive Officer, for the year ended December 31, 2000. The exercise price per share of each option was equal to the fair market value at the time of the grant, except for the grant to Dr. Hruby. The grants to Dr. Hruby were non-Plan grants at a discount of approximately 50% to market.

                        Option Grants in Last Fiscal Year

                                       Individual Grants
                     ----------------------------------------------------
                                  Percent of
                                     Total
                      Number of     Options
                     Securities   Granted to
                     Underlying    Employees       Exercise
                       Options     in Fiscal      Price per    Expiration
Name                 Granted (#)  Year (%)(1)    Share ($/SH)     Date
----                 -----------  -----------    ------------     ----
Joshua D. Schein       500,000        43.8           2.00        1/19/10
Judson A. Cooper       500,000        43.8           2.00        1/19/10
Dennis E. Hruby        125,000         (2)           2.00        1/19/10
Thomas N. Konatich     100,000         8.7           2.00        1/19/10

(1) Based on options to purchase an aggregate of 1,144,000 shares of common stock granted under the Amended 1996 Incentive and Non-Qualified Stock Option Plan.

(2) Options were granted outside the Amended 1996 Incentive and Non-Qualified Stock Option Plan.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

            The following table provides certain summary information concerning stock options held as of December 31, 2000 by Siga's Chief Executive Officer and its four most highly compensated executive officers, other than its Chief Executive Officer. No options were exercised during fiscal 1999 by any of the officers.

                                                                               Value of Unexercised
                            Number of Securities Underlying                    In-The-Money Options
                                  Unexercised Options#                       at Fiscal Year-End($)(1)
                            ---------------------------------            ---------------------------------
Name                        Exercisable         Unexercisable            Exercisable         Unexercisable
----                        -----------         -------------            -----------         -------------
Joshua D. Schein              662,501               37,500                  735,938              70,313
Judson A. Cooper              662,501               37,500                  735,938              70,313
Dennis Hruby                   52,500              122,500                   25,000             100,000
Thomas N. Konatich             85,000              110,000                   37,500              62,500

            (1) Based upon the closing price on December 31, 2000 as reported on the Nasdaq SmallCap Market and the exercise price per option.

Stock Option Plan

      As of January 1, 1996, we adopted our 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan"), pursuant to which stock options may be granted to key employees, consultants and outside directors.

      The Plan is administered by a committee (the "Committee") comprised of disinterested directors. The Committee determines persons to be granted stock options, the amount of stock options to be granted to each such person, and the terms and conditions of any stock options as permitted under the Plan. The members of the Committee are Thomas Lanier and Jeffrey Rubin.

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

      The Plan, as amended, provides for the granting of options to purchase 2,500,000 shares of common stock, of which 2,167,061 options were outstanding as of December 31, 2000.

Employment Contracts and Directors Compensation

      Dr. Joshua Schein, our Chief Executive Officer, was employed under an agreement through December 31, 1999 which had a base annual salary of $225,000 and granted him 16,667 options per year, exercisable at the fair market value on the date of the grant. In January 2000 he entered into a new employment agreement with Siga, which agreement was amended and restated as of October 6, 2000, expires January 2005 and is cancelable by Siga only for cause, as defined in the agreement. The agreement is renewable for additional one year terms unless cancelled by either party in writing 180 days prior to cancellation. Dr. Schein receives an annual base salary of $250,000 and he was granted 500,000 fully vested stock options upon signing the new agreement. The options are exercisable at $2.00 per share, the fair market value on the date of grant. He is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. Under the amended and restated agreement, in the event of a change in control, Dr. Schein will be paid his compensation for the remainder of his employment term and will receive a tax gross-up payment, and all unvested options held by Dr. Schein will become vested and exercisable. In addition, Dr. Schein will receive a cash payment equal to 1.5% of the total consideration received by Siga in a sale of all or substantially all of the assets or stock of Siga, or a transaction where the holders of the voting capital stock of Siga immediately prior to the transaction own less than a majority of the voting capital stock of the acquiring or surviving entity. In the event of a sale, merger or public spin-out of any subsidiary or material asset of Siga, Dr. Schein shall receive a fee equal to 1.5% of the value of Siga's shares of the subsidiary or material asset.

      Judson Cooper, our Chairman of the Board of Directors, was employed under an employment agreement through December 31, 1999 which had a base annual salary of $225,000 and granted him 16,667 options per year, exercisable at the fair market value on the date of the grant. In January 2000 he entered into a new employment agreement, which agreement was amended and restated as of October 6, 2000, expires January 2005 and is cancelable by Siga only for cause, as defined in the agreement. The agreement is renewable for additional one year terms unless cancelled by either party in writing 180 days prior to cancellation. Mr. Cooper receives an annual base salary of $250,000 and he was granted 500,000 fully vested stock options upon signing the new agreement. The options are exercisable at $2.00 per share, the fair market value on the date of grant. He is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. Under the amended and restated agreement, in the event of a change in control, Mr. Cooper will be paid his compensation for the remainder of his employment term and will receive a tax gross-up payment, and all unvested options held by Mr. Cooper will become vested and exercisable. In addition, Mr. Cooper will receive a cash payment equal to 1.5% of the total consideration received by Siga in a sale of all or substantially all of the assets or stock of Siga, or a transaction where the holders of the voting capital stock of Siga immediately prior to the transaction own less than a majority of the voting capital stock of the acquiring or surviving entity. In the event of a sale, merger or public spin-out of any subsidiary or material asset of Siga, Mr. Cooper shall receive a fee equal to 1.5% of the value of Siga's shares of the subsidiary or material asset.

      Thomas Konatich, Chief Financial Officer, is employed by Siga under an employment agreement that was to expire April 1, 2000. On January 19, 2000 the employment agreement was amended, and in October, 2000, the agreement was amended and restated. The amended agreement expires on April 1, 2002 and is cancelable by Siga only for cause, as defined in the agreement. Mr. Konatich receives an annual base salary of $170,000. He received options to purchase 95,000 shares of common stock, at $4.44 on April 1, 1998. The options vest on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. On January 19, 2000 he received an additional grant to purchase 100,000 shares at an exercise price of $2.00 per share. The options vest on a pro rata basis each quarter through January 19, 2002. Mr. Konatich is also eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. Under the amended and restated agreement, in the event of a change in control, Mr. Konatich will be paid his compensation for the remainder of his employment term and will receive a tax gross-up payment, and all unvested options held by Mr. Konatich will become vested and exercisable.

      Dr. Dennis Hruby, Chief Scientific Officer ("CSO"), is employed by Siga under an employment agreement that was to expire on December 31, 2000. In May 2000, the employment agreement was amended, extending Mr. Hruby's employment until December 31, 2002, except that the Company may terminate the agreement upon 180 days written notice, and changing Mr. Hruby's title from Vice President of Research to CSO. Dr. Hruby received options to purchase 40,000 shares of common stock at an exercise price of $4.63 per share on February 1, 1998]. The options become exercisable on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. Dr. Hruby is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. Under the amendment, the CSO was granted options to purchase 125,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over the remaining term of the amendment.

Item 11. Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 31, 2000 of (i) each person known to Siga to beneficially own more than 5% of the common stock, (ii) each director of Siga, (iii) each executive officer of Siga for whom information is given in the Summary Compensation Table, and (iv) all directors and executive officers of Siga as a group.

Name and Address of                      Amount of              Percentage
Beneficial Owner (1)               Beneficial Ownership (2)      of Total
--------------------              ------------------------       --------
Judson Cooper                            1,144,117(3)             13.2%

Joshua D. Schein, Ph.D                   1,141,017(3)             13.2%

Richard B. Stone                           556,615                 6.3%
135 East 57th Street
11th Floor
New York, NY 10022

Jeffrey Rubin (4)                           65,000                   *

Thomas Lanier                                5,000                   *

Eric Richman                                     0                   *

Dennis Hruby                                52,500                   *

Thomas N. Konatich                          97,500                 1.3%

Panetta Partners, Ltd. (5)                 574,700(6)              7.1%
265 E. 66th Street, Suite 16G
New York, NY 10021

Donald G. Drapkin (5)                      784,504(7)(8)           9.99%
35 East 62nd Street
New York, NY 10021

Howard Gittis (5)                          787,590(6)(7)           9.99%
35 East 62nd Street
New York, NY 10021

All Officers and Directors                   2,505,134            25.1%
as a group (seven persons) (9)

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

(3) Includes currently exercisable options to purchase 662,501 shares of common stock owned directly and 50% beneficial ownership of 12,500 additional options held by Prism Ventures LLC, an entity jointly owned by Mr. Cooper and Dr. Schein.

(4) Includes currently vested and exercisable options to purchase 15,000 shares of common stock as well as currently vested and exercisable warrants to puchase 50,000 shares of common stock by Stefan Capital, LLC. Mr. Rubin is a principal of Stefan. An additional 50,000 vested warrants become exercisable in September 2001.

(5)   Share ownership as reported in the most recently filed Schedule 13G.

(6)   Includes 513,200 shares issuable upon exercise of warrants.

(7) Includes Shares issuable upon conversion of 6% convertible Debentures due January 31, 2002, plus accrued interest as of January 31, 2001 and shares issuable upon exercise of a warrant.

(8) The debentures and warrants each provide that except in certain circumstances, they are not convertible or exercisable, as the case may be, if as a result of such action, the number of shares of common stock beneficially owned by such person would exceed 9.99% of the outstanding shares of common stock. If not for such 9.99% limitation, Mr. Drapkin could be deemed to beneficially own 1,101,672 shares or 13.3% and Mr. Gittis could be deemed to beneficially own 823,089 shares or 10.3%.

(9) Includes an aggregate of 1,490,002 currently exercisable options to purchase shares of common stock.

Item 12. Certain Relationships and Related Transactions

      Effective January 15, 1998, we entered into a consulting agreement with Prism Ventures LLC pursuant to which Prism has agreed to provide certain business services to Siga, including business development, operations and other advisory services, licensing, strategic alliances, merger and acquisition activity, financings and other corporate transactions. Pursuant to the terms of the agreement, Prism receives an annual fee of $150,000 and 16,667 stock options per year. The agreement expired on January 15, 2001, and was cancelable by Siga only for cause as defined in the agreement. Mr. Cooper and Dr. Schein are the members of Prism. In October of 1998, Siga and Prism agreed to suspend the agreement for as long as the two principals are employed by Siga under the provisions of their amended employment agreements. During 2000, Prism received no payments pursuant to the agreement.

      Effective September 9, 1999 we entered into a consulting agreement with Stefan Capital, LLC pursuant to which Stefan has agreed to provide certain business services to Siga. Pursuant to the terms of the agreement, Stefan received five year warrants to purchase 100,000 shares of our common stock at an exercise price of $1.00. As of December 31, 2000, 50,000 warrants were exercisable, the remaining warrants are exercisable on September 9, 2001. Mr. Jeffrey Rubin, one of our directors, is a principal of Stefan.

                                     PART IV

Item 13. Exhibits, Material Agreements and Reports on Form 8-K

      3(a) Restated Articles of Incorporation of the Company (Incorporated by reference to Form S-3 Registration Statement of the Company dated May 10, 2000 (No. 333-36682)).

      3(b) Bylaws of the Company (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

      4(a) Form of Common Stock Certificate (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

      4(b) Amended 1996 Incentive and Non-Qualified Stock Option Plan (Incorporated by reference to Form S-8 Registration Statement of the Company dated February 26, 2001 (No. 333-56216)).

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

      10(c) Research Support Agreement between the Company and Oregon State
            University, dated as of January 31, 1996(2) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)). Letter Agreement dated as of March 5, 1999 to continue the Research Support Agreement. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

      10(d) Option Agreement between the Company and Oregon State University, dated as of November 30, 1999 and related Amendments to the Agreement (Incorporated by reference to the Company's Annual Report on Form 10- KSB for the year ended December 31, 1999).

      10(e) Amended and Restated Employment Agreement between the Company and
            Dr. Joshua D. Schein, dated as of October 6, 2000

      10(f) Amended and Restated Employment Agreement between the Company and
            Judson A. Cooper, dated as of October 6, 2000.

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

      10(u) Settlement Agreement and Mutual Release between the Company and The Washington University, dated as of February 17, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

      10(v) Technology Transfer Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

      10(w) Employment Agreement between the Company and Dr. Dennis Hruby, dated as of January 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997). Amendment to the Agreement, dated as of October 15, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
               1999). Amendment to the Agreement dated as of June 12, 2000).

      10(x) Employment Agreement between the Company and Dr. Walter Flamenbaum, dated as of February 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

      10(y) Employment Agreement between the Company and Thomas Konatich, dated as of April 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997). Extension and Amendment of the Agreement, dated as of January 19, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999). Amended and restated as of October 6, 2000.

      10(z) Consulting Agreement between the Company and Prism Ventures LLC, dated as of January 15, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

      10(aa) Small Business Innovation Research Grant to the Company by the National Institutes for Health, dated June 21, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

      10(bb) Small Business Innovation Research Grant to the Company by the National Institutes for Health, dated September 27, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

      10(cc) Software Application Development Services Agreement between the Company and Open-i Media, Inc., dated October 15, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

      10(dd) Media Development Agreement Services Agreement between the Company and Open-i Media, Inc., dated March 15, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

      10(ee) Option Agreement between the Company and Ross Products Division of Abbott Laboratories, dated February 28, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

      10(ff) Consulting Agreement between the Company and Stefan Capital, dated September 9, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

      10(gg) Warrant Agreement between the Company and Stefan Capital, dated September 9, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
               1999).

      10(hh) Small Business Innovation Research Grant to the Company by the National Institutes for Health, dated May 3, 2000.

      10(ii) Small Business Innovation Research Grant to the Company by the National Institutes for Health, dated August 1, 2000.

      10(jj) Small Business Innovation Research Grant to the Company by the National Institutes for Health, dated August 21, 2000.

      10(kk) Stock Purchase Agreement between the Company and Open-i Media, Inc. dated July 7, 2000.

      10(ll) Agreement between the Company and Oregon State University for the Company to provide contract research services to the University dated September 24, 2000.

      10(mm) Agreement between the Company and Maxygen, Inc. dated October 17, 2000.

      10(nn) License and Research Agreements between the Company and the Regents of the University of California dated December 6, 2000.

      10(oo) Research Agreement between the Company and the University of Maryland dated January 3, 2001)

      99(a)    Form of Agreement for Management Restructuring.

      99(b)    Form of Separation Agreement between the Company and Joshua D.
               Schein.

      99(c)    Form of Separation Agreement between the Company and Judson A.
               Cooper.

      27       Financial Data Schedule

----------
(1) These agreements were entered into prior to the reverse split of the Company's Common Stock and, therefore, do not reflect such reverse split.

(2) Confidential information is omitted and identified by a * and filed separately with the SEC pursuant to a request for Confidential Treatment.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed by the registrant during the fourth quarter of 2000.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIGA Technologies, Inc.
                                        (Registrant)


Date: April 4, 2001                     By:  /s/ Joshua D. Schein, Ph.D.
                                             -----------------------------------
                                             Joshua D. Schein, Ph.D.
                                             Chief Executive Officer

            Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Capacity                       Date

/s/ Joshua D. Schein, Ph.D.
-----------------------------  Chief Executive Officer            April 4, 2001
Joshua D. Schein, Ph.D.           Secretary and Director

/s/ Judson A. Cooper
-----------------------------  Chairman of the Board and          April 4, 2001
Judson A. Cooper                  Executive Vice President

/s/ Thomas N. Konatich
-----------------------------  Chief Financial Officer            April 4, 2001
Thomas N. Konatich

/s/ Jeffrey Rubin
-----------------------------                  Director           April 4, 2001
Jeffrey Rubin

/s/ Thomas Lanier
-----------------------------                  Director           April 4, 2001
Thomas Lanier

/s/ Eric Richman
-----------------------------                  Director           April 4, 2001
Eric Richman

SIGA Technologies, Inc.
(A development stage company)
Financial Statements
December 31, 2000 and 1999

SIGA Technologies, Inc.
(A development stage company)
Index to Financial Statements
--------------------------------------------------------------------------------

Report of Independent Accountants                                            F-2

Balance Sheets as of December 31, 2000 and 1999                              F-3

Statement of Operations for the years ended December 31, 2000 and
  1999, and for the period from inception through December 31, 2000          F-4

Statement of Changes in Stockholders' Equity for the period
  from inception through December 31, 2000                                   F-5

Statement of Cash Flows for the years ended December 31, 2000, and
  1999, and for the period from inception through December 31, 2000          F-6

Notes to Financial Statements                                                F-7

                        Report of Independent Accountants

To the Board of Directors and Stockholders of SIGA Technologies, Inc.

In our opinion, the accompanying balance sheets and related statements of operations, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of SIGA Technologies, Inc. (a development stage company) at December 31, 2000 and 1999, and the results of its operations and cash flows for the years ended December 31, 2000 and 1999, and for the period from December 28, 1995 ("Inception") through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations since its inception, has a net stockholders' deficit and expects to incur additional losses to perform further research and development activities. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

New York, New York
February 15, 2001, except as to note 14 which is as of March 30, 2001

SIGA Technologies, Inc.
(A development stage company)
Balance Sheet
--------------------------------------------------------------------------------

                                                                      December 31,
                                                                2000               1999
                                                            ------------       ------------
Assets

Current Assets:
   Cash and cash equivalents                                $  1,707,385       $  1,758,541
   Accounts receivable                                            37,800             47,570
   Prepaid expenses                                                5,644             38,279
                                                            ------------       ------------
        Total current assets                                   1,750,829          1,844,390

   Equipment, net                                              1,027,702          1,366,362
   Investment, net                                               275,106                 --
   Other assets                                                  156,556            147,002
                                                            ------------       ------------

        Total assets                                        $  3,210,193       $  3,357,754
                                                            ============       ============

Liabilities and Stockholders' Equity:

Current liabilities:
   Accounts payable                                         $    209,278       $    248,962
   Accrued expenses                                              305,912            104,096
   Capital lease obligations                                     391,407            280,092
   Deferred Revenue                                              450,000                 --
                                                            ------------       ------------

        Total current liabilities                              1,356,597            633,150

   6% Convertible Debt                                           719,561                 --
   Accrued Debenture Interest                                     80,281                 --
   Non current capital lease obligations                         129,018            520,424
                                                            ------------       ------------

        Total liabilities                                      2,285,457          1,153,574

Commitments and contingencies                                         --                 --

Stockholders' equity:
   Preferred stock ($.0001 par value, 10,000,000
       shares authorized, none issued and outstanding)                --                 --
   Common stock ($.0001 par value, 50,000,000
       shares authorized, 7,471,837 and 6,602,712
       issued and outstanding at December 31,
       2000 and December 31, 1999, respectively)                     747                661
   Additional paid-in capital                                 23,793,983         16,855,499
   Deferred Compensation                                        (428,425)                --
   Deficit accumulated during the development stage          (22,441,569)       (14,651,980)
                                                            ------------       ------------

        Total stockholders' equity                               924,736          2,204,180
                                                            ------------       ------------

        Total liabilities and stockholders' equity          $  3,210,193       $  3,357,754
                                                            ============       ============

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Operations
--------------------------------------------------------------------------------

                                                                                                                      For the Period
                                                                                                                       December 28,
                                                                                                                      1995 (Date of
                                                                                     Year Ended December 31,          Inception) to
                                                                                  -----------------------------       December 31,
                                                                                      2000              1999               2000
 Revenues:
     Research and Development Contracts                                           $   483,120       $   519,561       $  2,127,681
                                                                                  -----------       -----------       ------------

 Operating expenses:
     General and administrative                                                     4,851,100         2,284,790         12,264,156
     Research and development (incuding amounts to related
        parties of $75,000, $75,000 and $384,581 for the years
        ended December 31, 2000 and 1999, and for the period
        from the date of inception of December 31, 2000, respectively)              2,608,907         1,672,778         10,275,888
     Patent preparation fees                                                          106,647           193,567          1,237,491
     Settlement of litigation                                                              --            97,969             97,969
     Stock option and warrant compensation                                                 --                --            450,450
                                                                                  -----------       -----------       ------------

               Total operating expenses                                             7,566,654         4,249,104         24,325,954
                                                                                  -----------       -----------       ------------

               Operating loss                                                      (7,083,534)       (3,729,543)       (22,198,273)

 Interest income/(expense)                                                           (550,464)           26,383           (154,365)
 Loss on impairment of investment                                                     155,591                --            155,591
 Other Income/Gain on sale of securities                                                   --            66,660             66,660
                                                                                  -----------       -----------       ------------

               Net loss                                                           $(7,789,589)      $(3,636,500)      $(22,441,569)
                                                                                  ===========       ===========       ============

 Basic and diluted loss per share                                                 $     (1.08)      $      (0.55)
                                                                                  -----------       ------------

Weighted average common shares outstanding
    used for basic and diluted loss per share                                       7,202,856         6,579,424
                                                                                  ===========       ============

Comprehensive loss:
    Net loss                                                                      $(7,789,589)      $(3,636,500)      $(22,441,569)
    Unrealized gains (losses) on available for sale
       securities                                                                          --            34,816                 --
                                                                                  -----------       -----------       ------------

               Total comprehensive loss                                           $(7,789,589)      $(3,601,684)      $(22,441,569)
                                                                                  ===========       ===========       ============

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Changes in Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------



                                                                                                      Additional
                                                                                            Common     Paid-in        Deferred
                                                                                 Shares     Stock      Capital      Compensation
Issuance of common stock at inception                                           2,079,170   $ 208    $     1,040
Net loss                                                                               --      --             --             --
                                                                                ---------   -----    -----------    -----------
              Balances at December 31, 1995                                     2,079,170     208          1,040             --

Net proceeds from issuance and sale of common stock ($1.50 per share)           1,038,008     104      1,551,333
Net proceeds from issuance and sale of common stock ($3.00 per share)             250,004      25        748,985
Receipt of stock subscriptions outstanding                                             --      --             --
Issuance of compensatory options and warrants                                          --      --        367,461
Net loss                                                                               --      --             --             --
                                                                                ---------   -----    -----------    -----------
              Balances at December 31, 1996                                     3,367,182     337      2,668,819             --

Net proceeds from issuance and sale of common stock ($5.00 per share)           2,875,000     287     12,179,322
Issuance of warrants with bridge notes                                                 --      --        133,000
Stock option and warrant compensation                                                  --      --         68,582
Net loss                                                                               --      --             --             --
                                                                                ---------   -----    -----------    -----------
              Balance at December 31, 1997                                      6,242,182     624     15,049,723             --

Issuance of common stock to acquire third party's
    right to certain technology ($4.34 per share)                                 335,530      34      1,457,424
Issuance of compensatory options and warrants                                          --      --        175,870
Stock option and warrant compensation                                                  --      --         14,407
Unrealized losses on available for sale securities                                     --      --             --
Net loss                                                                               --      --             --             --
                                                                                ---------   -----    -----------    -----------
              Balance at December 31, 1998                                      6,577,712     658     16,697,424             --

Issuance of common stock for software development ($1.25 per share)                25,000       3         31,247
Issuance of compensatory common stock, options and warrants                                               51,550
Stock option and warrant compensation                                                                     75,278
Unrealized gains on available for sale securities
Net loss
                                                                                ---------   -----    -----------    -----------
              Balance at December 31, 1999                                      6,602,712     661     16,855,499             --
                                                                                ---------   -----    -----------    -----------

                                                                                         Deficit       Unrealized
                                                                                       Accumulated    Gains (Losses)     Total
                                                                           Stock       During the     on Available    Stockholders'
                                                                        Subscriptions  Development     for Sale of       Equity
                                                                         Outstanding      Stage         Securities      (Deficit)
Issuance of common stock at inception                                     $ (1,248)                             --             --
Net loss                                                                        --     $     (1,000)            --    $    (1,000)
                                                                          --------     ------------        -------    -----------
              Balances at December 31, 1995                                 (1,248)          (1,000)            --         (1,000)

Net proceeds from issuance and sale of common stock ($1.50 per share)           --               --             --      1,551,437
Net proceeds from issuance and sale of common stock ($3.00 per share)           --                              --        749,010
Receipt of stock subscriptions outstanding                                   1,248               --             --          1,248
Issuance of compensatory options and warrants                                   --               --             --        367,461
Net loss                                                                        --       (2,268,176)            --     (2,268,176)
                                                                          --------     ------------        -------    -----------
              Balances at December 31, 1996                                     --       (2,269,176)            --        399,980

Net proceeds from issuance and sale of common stock ($5.00 per share)                                                  12,179,609
Issuance of warrants with bridge notes                                          --               --             --        133,000
Stock option and warrant compensation                                           --               --             --         68,582
Net loss                                                                        --       (2,194,638)            --     (2,194,638)
                                                                          --------     ------------        -------    -----------
              Balance at December 31, 1997                                      --       (4,463,814)            --     10,586,533

Issuance of common stock to acquire third party's
    right to certain technology ($4.34 per share)                                                                       1,457,458
Issuance of compensatory options and warrants                                   --               --             --        175,870
Stock option and warrant compensation                                           --               --             --         14,407
Unrealized losses on available for sale securities                              --               --        (34,816)       (34,816)
Net loss                                                                        --       (6,551,666)            --     (6,551,666)
                                                                          --------     ------------        -------    -----------
              Balance at December 31, 1998                                      --      (11,015,480)       (34,816)     5,647,786

Issuance of common stock for software development ($1.25 per share)                                                        31,250
Issuance of compensatory common stock, options and warrants                                                                51,550
Stock option and warrant compensation                                                                                      75,278
Unrealized gains on available for sale securities                                                           34,816         34,816
Net loss                                                                                 (3,636,500)                   (3,636,500)
                                                                          --------     ------------        -------    -----------
              Balance at December 31, 1999                                      --      (14,651,980)            --      2,204,180
                                                                          --------     ------------        -------    -----------

                                   (Continued)

SIGA Technologies, Inc.
(A development stage company)
Statement of Changes in Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------



                                                                                                      Additional
                                                                                            Common     Paid-in        Deferred
                                                                                 Shares     Stock      Capital      Compensation
Net proceeds from exercising of stock options                                      19,875   $   2    $    52,772
Net proceeds from the issuance of common stock ($5.0 per share)                   600,000      60      2,882,940
Issuance of common stock in connection with software development                  102,721      10        500,334
Issuance of common shares in connection with acquisition of 12.5%
    equity interest in a private company                                           40,336       4        179,996
Issuance of common shares upon conversion of debentures                            90,193       9         49,246
Warrants granted in connection with the issuance of debentures                                         1,320,170
Issuance of compensatory options and warrants to non-employees                                         1,218,145    $(1,218,145)
Issuance of compensatory options to employees                                                            278,750       (278,750)
Stock options and warrants compensation related to services received from
    non-employees                                                                                        185,876
Amortization of deferred compensation                                                                                 1,068,470
Issuance of shares in exchange for services                                        16,000       1             (1)
Amendment of warrants issued to a non-employee for services                                              270,256
Net loss
                                                                                ---------   -----    -----------    -----------

              Balance at December 31, 2000                                      7,471,837   $ 747    $23,793,983    $  (428,425)
                                                                                =========   =====    ===========    ===========

                                                                                            Deficit      Unrealized
                                                                                         Accumulated   Gains (Losses)     Total
                                                                             Stock       During the    on Available    Stockholders'
                                                                          Subscriptions  Development    for Sale of       Equity
                                                                           Outstanding      Stage        Securities      (Deficit)
Net proceeds from exercising of stock options                                                                             $ 52,774
Net proceeds from the issuance of common stock ($5.0 per share)                                                          2,883,000
Issuance of common stock in connection with software development                                                           500,344
Issuance of common shares in connection with acquisition of 12.5%                                                               --
    equity interest in a private company                                                                                   180,000
Issuance of common shares upon conversion of debentures                                                                     49,255
Warrants granted in connection with the issuance of debentures                                                           1,320,170
Issuance of compensatory options and warrants to non-employees                                                                  --
Issuance of compensatory options to employees                                                                                   --
Stock options and warrants compensation related to services received from
    non-employees                                                                                                          185,876
Amortization of deferred compensation                                                                                    1,068,470
Issuance of shares in exchange for services                                                                                     --
Amendment of warrants issued to a non-employee for services                                                                270,256
Net loss                                                                                 $ (7,789,589)                  (7,789,589)
                                                                            --------     ------------       -------    -----------

              Balance at December 31, 2000                                  $     --     $(22,441,569)      $    --    $   924,736
                                                                            ========     ============       =======    ===========

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                                For the Period
                                                                                                                 December 28,
                                                                                     Year Ended                 1995 (Date of
                                                                             -----------------------------      Inception) to
                                                                             December 31,      December 31,      December 31,
                                                                                 2000              1999              2000
                                                                             ------------      ------------      ------------
Cash flows from operating activities:
  Net loss                                                                   $ (7,789,589)     $ (3,636,500)     $(22,441,569)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation                                                               356,089           366,816           950,886
       Stock, options & warrant compensation                                    1,524,602           158,078         2,309,000
       Loss on impairment of investment                                           155,591                --           155,591
       Loss on write-off of capital equipment                                          --            97,969            97,969
       Amortization of debt discount                                              589,312                --           722,312
       Write-off of in-process research and development                                --                --         1,457,458
       Realized gain on sale of marketable securities                             (66,660)          (66,660)
       Non-cash research and development                                          500,344                --           500,344
       Changes in assets and liabilities:
         Accounts receivable                                                        9,770           (47,570)          (37,800)
         Prepaid expenses and other current assets                                 32,635            96,690            (5,644)
         Other assets                                                              (9,554)               --          (156,556)
         Accounts payable and accrued expenses                                    162,132           (56,677)          515,190
         Deferred Revenue                                                         450,000                --           450,000
         Accrued Interest                                                          80,281                --            80,281
                                                                             ------------      ------------      ------------
               Net cash used in operating activities                           (3,938,387)       (3,087,854)      (15,469,198)
                                                                             ------------      ------------      ------------
Cash flows from investing activities:
  Capital expenditures                                                            (98,126)         (134,743)       (2,157,254)
  Sale (purchase) of investment securities                                                          233,696            66,660
   Investment in Open-I-Media                                                    (170,000)                           (170,000)
                                                                             ------------      ------------      ------------
               Net cash flow used in investing activities                        (268,126)           98,953        (2,260,594)
                                                                             ------------      ------------      ------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                    2,883,000                --        17,363,056
  Receipts of stock subscriptions outstanding                                          --                --             1,248
  Gross proceeds from sale of convertible debentures                            1,500,000                --         1,500,000
  Proceeds from exercise of stock options                                          52,774                --            52,774
  Net proceeds from sale of warrants                                               52,174                --            52,174
  Convertible debentures and warrants issuance costs                              (52,500)               --           (52,500)
  Proceeds from bridge notes                                                           --                --         1,000,000
  Repayment of bridge notes                                                            --                --        (1,000,000)
  Proceeds from sale and leaseback of equipment                                        --                --         1,139,085
  Principal payments on capital lease obligations                                (280,091)         (219,431)         (618,660)
                                                                             ------------      ------------      ------------
               Net cash provided from financing activities                      4,155,357          (219,431)       19,437,177
                                                                             ------------      ------------      ------------
Net increase in cash and cash equivalents                                         (51,156)       (3,208,332)        1,707,385
Cash and cash equivalents at beginning of period                                1,758,541         4,966,873                --
                                                                             ------------      ------------      ------------
Cash and cash equivalents at end of period                                   $  1,707,385      $  1,758,541      $  1,707,385
                                                                             ============      ============      ============
Supplemental disclosure of non-cash investing and financing activities:
       Fixed assets exchanged in acquisition                                 $     80,697                --      $     80,697
                                                                             ============      ============      ============
       Fair value of common shares exchanged in acquisition                  $    180,000                --      $    180,000
                                                                             ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

1.    Organization and Basis of Presentation

      Organization

      SIGA Technologies, Inc. ("SIGA" or the "Company") was incorporated in the State of Delaware on December 28, 1995 ("Inception") as SIGA Pharmaceuticals, Inc. The Company is engaged in the discovery, development and commercialization of vaccines, antibiotics, and novel anti-infectives for the prevention and treatment of infectious diseases. The Company's technologies are licensed from third parties. In 1998 the Company opened its research facility in the State of Oregon, reducing the Company's dependency on third parties to conduct research on its behalf. In January 2000, the shareholders of the Company changed its name to SIGA Technologies, Inc.

      Basis of presentation

      The Company's activities since inception have consisted primarily of sponsoring and performing research and development, performing business and financial planning, preparing and filing patent applications and raising capital. Accordingly, the Company is considered to be a development stage company.

      The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception the Company has limited resources, has incurred cumulative net operating losses of $22,198,273 and expects to incur additional losses to perform further research and development activities. The Company does not have commercial biomedical products, and does not expect to have such for several years, if at all. The Company believes that it will need additional funds to complete the development of its biomedical products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Summary of Significant Accounting Policies

      Cash and cash equivalents

      Cash and cash equivalents consist of short term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. Interest is accrued as earned.

      Investments

      The Company accounts for investments under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company classified its investments in marketable securities as available for sale and reports them at fair market value, with the unrealized holding gains and losses, net of tax effect, reported as a separate component of stockholders' equity. Any gains or losses from the sale of these securities were recognized using the specific identification method. At December 31, 2000 and 1999, the Company did not have investments in marketable securities.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

      Equipment

      Equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are as follows:

      Laboratory equipment                                            5 years
      Leasehold improvements                                       Life of lease
      Computer equipment                                              3 years
      Furniture and fixtures                                          7 years

      Revenue recognition

      Effective January 1, 2000, the Company adopted the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Under the provisions of SAB 101 the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Non-refundable fees are recognized as revenue over the term of the arrangement or based on the percentage of costs incurs to date, estimated costs to complete and total expected contract revenue.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

      conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

      At December 31, 2000 and 1999, outstanding options to purchase 2,167,061 and 1,130,561 shares of common stock, respectively, with exercise prices ranging from $1.0 to $5.5 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 3,694,202 and 896,724 shares of common stock, at December 31, 2000 and 1999, respectively, with exercise prices ranging from $1.00 to $9.50 were also antidilutive and excluded from the computation of diluted loss per share.

      Accounting estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the value of options and warrants granted by the Company and the value of the investment in Open-i Media.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

3.    Equipment

      Equipment consisted of the following at December 31, 2000 and 1999

      Laboratory equipment                      $   862,005         $   785,888
      Leasehold improvements                        618,315             618,315
      Computer equipment                            153,360             225,803
      Furniture and fixtures                        291,637             291,637
                                                -----------         -----------
                                                  1,925,317           1,921,643

          Less - Accumulated depreciation          (897,615)           (555,281)
                                                -----------         -----------

      Equipment, net                            $ 1,027,702         $ 1,366,362
                                                ===========         ===========

      Depreciation expense for the years ended December 31, 2000 and December 31, 1999 was $356,089 and $366,816, respectively.

      At December 31, 2000 and 1999, laboratory equipment, computer equipment and furniture included approximately $730,500, $117,000 and $291,600, respectively, of equipment acquired under capital leases. Accumulated depreciation related to such equipment approximated $392,200, $105,000 and $107,514 respectively, at December 31, 2000, and $246,100, $66,000 and
      $65,857 respectively, at December 31, 1999.

4.    Stockholders' Equity

      In September and October 1997, The Company completed an initial public offering of 2,875,000 shares of its common stock at an offering price of $5.00 per share. The Company realized gross proceeds of $14,375,000 and net proceeds, after deducting underwriting discounts and commissions, and other offering expenses payable by the Company, of $12,179,609.

      In January 2000 the shareholders of the Company approved an increase in the number of authorized shares from 35,000,000 to 60,000,000, of which 50,000,000 are designated common shares, and 10,000,000 are designated preferred shares. The Company's Board of Directors (the "Board") is authorized to issue preferred shares, in series, with rights, privileges and qualifications of each series determined by the Board.

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

      The Company has the right to require the holder to exercise the warrants within five days under the following circumstances: (i) a registration statement is effective; and (ii) the closing bid price

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

      for the Company's common stock, for each of any 15 consecutive trading days is at least 200% of the exercise price of such warrants. If the holder does not exercise the warrants after notice is given, the unexercised warrants will expire. The warrants are exercisable for a period of five years.

      In connection with the placement of the debentures and warrants, the Company recorded debt discount of approximately $1.0 million. Such amount represents the value of the warrants calculated using the Black-Scholes valuation model. The discount is amortized over the term of the debentures. During the year ended December 31, 2000, the Company recorded interest expense of $589,312 related to the amortization of such debt discount. In August and December 2000, debentures with a principal amount of $100,000 and $25,000, respectively, along with accrued interest, were converted into 71,901 and 18,292 shares of the Company's common stock, respectively.

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

      In March 2000 the Company entered into an agreement to sell 600,000 shares of the Company's common stock and 450,000 warrants to acquire shares of the Company's common stock (the "March Financing") for gross proceeds of $3,000,000. Of the warrants issued, 210,000, 120,000 and 120,000 are exercisable at $5.00, $6.38 and $6.90, respectively. The warrants have a term of three years and are redeemable at $0.01 each by the Company upon meeting certain conditions. Offering expenses of $117,000 were paid in April 2000. At December 31, 2000, all 450,000 warrants were outstanding.

      In connection with the March Financing, Siga issued a total of 379,000 warrants to purchase shares of the Company's common stock to Fahnestock & Co. (the"Fahnestock Warrants") in consideration for services related to the March Financing. The warrants had an exercise price of $5.00 per share and are exercisable at any time until March 28, 2005. In November 2000, the Company entered into a one year consulting agreement with Fahnestock and Co. under which the Company will receive marketing, public relations acquisitions and strategic planning service. In exchange for such services, the Company canceled the Fahnestock Warrants and reissued them to effectuate an amendment to the exercise price to $2.00 per share. In connection with such amendment, the Company recorded a charge of approximately $270,000 in the year ended December 31, 2000.

      Stock option plan and warrants

      In January 1996, the Company implemented its 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan"). The Plan as amended provided for the granting of up to 1,500,000 shares of the Company's common stock to employees, consultants and outside directors of the Company. In November 2000, the shareholders of the Company approved an increase in the number of options to purchase common shares available for grant under the plan to 2,500,000. The exercise period for options granted under the Plan, except those granted to outside directors, is determined by a committee of the Board of Directors. Stock options granted to outside directors pursuant to the Plan must have an exercise price equal to or in excess of the fair market value of

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

      the Company's common stock at the date of grant and become exercisable over a period of three years with a third of the grant being exercisable at the completion of each year of service subsequent to the grant. The fair market value of the Company's common stock before its initial public offering in September 1997, was determined by a committee of the Board of Directors. The committee was comprised entirely of employees who receive stock options under the Plan.

      Transactions under the Plan are summarized as follows:

                                                                                 Weighted
                                                                                  Average
                                                                Number of         Exercise
                                                                  Shares           Price
                                                                ----------       ----------
Outstanding at December 31, 1998                                   540,561       $     3.88
    Granted                                                        612,500             1.12
    Forfeited                                                      (22,500)            1.37
                                                                ----------       ----------
Outstanding at December 31, 1999                                 1,130,561             2.42
    Granted                                                      1,144,000             2.00
    Forfeited                                                     (107,500)            1.19
                                                                ----------       ----------

               Total outstanding at December 31, 2000            2,167,061       $     2.26
                                                                ==========       ==========

Options available for future grant at December 31, 2000            332,939
Weighted average fair value of options granted during 1999      $     0.87
Weighted average fair value of options granted during 2000      $     1.85

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

      The following table summarizes information about options outstanding under the plan at December 31, 2000:

                                         Weighted                         Number
                          Number          Average         Weighted      Exercisable       Weighted
                        Outstanding      Remaining         Average           at            Average
                        December 31,    Contractual       Exercise      December 31,      Exercise
                           2000         Life (Years)        Price           2000            Price
      $1.00                 15,000          9.22             1.00                --          0.00
       1.13                500,000          8.83             1.13           375,000          1.13
       1.50                 33,334          5.00             1.50            33,334          1.50
       2.00 - 2.50       1,232,500          7.46             2.02         1,093,500          1.78
       4.00 - 7.50         386,227          3.56             4.72           296,227          4.12
                         ---------                                        ---------

                         2,167,061                                        1,798,061
                         =========                                        =========

      On December 31, 2000, there were a total of 3,694,202 warrants outstanding.

      In August 2000 the Company entered into an agreement with a consultant to provide the Company with financial consulting, planning, structuring, business strategy, and public relations services and raising equity capital. The term of the agreement is for a period of fifteen months with a guarantee of a six-month retention from August 1, 2000, through February 1, 2001. The consultant was paid a fee of $40,000 upon signing of the agreement, and will be paid an additional $40,000 every two months for the term of the agreement unless terminated by the Company at the end of the initial six month period. Under the provisions of the agreement, the consultant received warrants to purchase 500,000 shares of the Company's common stock. 200,000 warrants with an exercise price of $3.63 per share vested upon the date of the agreement. Of the remaining 300,000 warrants, 100,000 warrants will vest on May 1, 2001 with an exercise price of $6.50 per share, 100,000 vest on August 1, 2001 with an exercise price of $7.50 per share and 100,000 vest on October 1, 2001 with an exercise price of $9.50 per share. The warrants will become exercisable over a period of five years. Unvested warrants will terminate in the event the agreement is terminated. During the year ended December 31, 2000, the Company recorded a non-cash charge associated with such warrants in the amount of $645,786.

      In July 2000 the Company entered into an agreement with a consultant to serve as the Company's public relations agent. The consultant is paid a monthly retainer of $6,000 and received options to purchase 75,000 shares of the Company's common stock: 25,000 are exercisable at $5.75 per share, 25,000 at $6.50 per share and 25,000 at $7.50 per share. After an initial four-month term, the Company may terminate the agreement on thirty days notice. During the year ended December 31, 2000, the Company recorded a non-cash charge associated with such options in the amount of $160,314.

      In January 2000 the Company entered into a one year consulting agreement with a member of its Board of Directors. In exchange for the consulting services, the Company granted the member of

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

      the Board warrants to purchase 50,000 shares of common stock at an exercise price of $1.00. The warrants vested immediately and will become exercisable on January 19, 2001. During the year ended December 31, 2000, the Company recorded a non-cash charge associated with such warrants in the amount of $134,598.

      In November 1999, 16,000 shares of the Company's common stock were granted in exchange for professional services. The Company recognized non-cash compensation expense of $21,500 for the year ended December 31, 1999 based upon the fair value of the stock on the date of grant. The Company issued the shares in 2000.

      In September 1999 the Company entered into a consulting agreement with one of its directors under which the director will provide the Company with business valuation services in exchange for warrants to purchase 100,000 shares of the Company's common stock, at an exercise price of $1.00 per share. Of these warrants, 50,000 were exercisable on the date of grant and the remaining 50,000 on the first anniversary of the consulting agreement. The warrants must be exercised on or prior to September 9, 2004. The Company recognized non-cash compensation expense of $108,202 and $46,848 for the years ended December 31, 2000 and 1999, respectively, based upon the fair value of such warrants.

      In June 1998 the Company granted a consultant options to purchase 150,000 shares of the Company's common stock at an exercise price of $5.00 per share. 50,000 options vested immediately, and the remaining 100,000 vest pro rata over a period of ten quarters. The options have a term of five years. The Company recognized non-cash compensation expense of $41,424 and $58,480 for the years ended December 31, 2000 and 1999, respectively, based upon the fair value of the options on the date of the grant.

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

      In November 1996, the Company entered into an employment agreement with its former President and Chief Executive Officer. Under the terms of the agreement, the employee received warrants to purchase 461,016 shares of common stock at $3.00 per share (see Note 6). These warrants expire on November 18, 2006. Upon termination of the employment agreement on April 21, 1998, 230,508 warrants were surrendered to the Company. 230,508 of the warrants are still outstanding at December 31, 2000.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for warrants issued to employees and stock options granted under the Plan. During the year ended December 31, 1999 compensation expense of $14,407 was recognized for warrants issued to employees. Compensation expense was calculated based upon the difference between the exercise price of the warrant or option and the fair market value of the Company's common stock on the date of grant. Had compensation cost for warrants issued and stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share would have been increased by approximately $1,922,000, or $0.27 per share for the year ended December 31, 2000, and approximately $199,000, or $0.03 per share for the year ended December 31, 1999.

      The fair value of the options and warrants granted to employees and consultants during 2000 and 1999 ranged from $1.55 to $4.71 on the date of the respective grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2000: no dividend yield, expected volatility of 100%, risk free interest rates of 5.94%-6.3%, and an expected term of 3 to 5 years. The following weighted-average assumptions were used for 1999: no dividend yield, expected volatility of 100%, risk free interest rates of 5.78%-5.83%, and an expected term of 5 years.

5.    Income Taxes

      The Company has incurred losses since inception which have generated net operating loss carryforwards of approximately $13,866,000 and $7,640,030, respectively, at December 31, 2000 and 1999 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin expiring in 2010 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards is subject to limitation.

      The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses result in a noncurrent deferred tax asset at December 31, 2000 and December 31, 1999 of approximately $8,888,000 and $5,631,000, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

      For the years ended December 31, 2000 and December 31, 1999, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

6.    Related Parties

      Consulting agreements

      In 1998 the Company entered into a two year consulting agreement, expiring January 15, 2000, with Prism Ventures LLC ("Prism") under which Prism was to provide the Company business development, operations and other advisory services. Pursuant to the agreement Prism was to

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

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

      In connection with the development of its licensed technologies the Company entered into a consulting agreement with the scientist who developed such technologies, under which the consultant serves as the Company's Chief Scientific Advisor. The scientist, who is a stockholder, shall be paid an annual consulting fee of $75,000. The agreement, which commenced in January 1996 and is only cancelable by the Company for cause, as defined in the agreement, had an initial term of two years and provided for automatic renewals of three additional one year periods unless either party notifies the other of its intention not to renew. Research and development expense incurred under the agreement amounted to $75,000 and $75,000 for the years ended December 31, 2000 and 1999, respectively.

      Employment agreements

      In September 1998 the Company and its Chief Executive Officer and Chairman ("EVPs") entered into employment agreements commencing October 1, 1998 and expiring on December 31, 2000. Under the agreements, the EVPs were each to be paid an annual minimum compensation of $225,000, and to be granted a minimum of 16,666 options to purchase shares of the Company's common stock per annum. In addition, one EVP was appointed as the Company's Chairman and the other was appointed as the Chief Executive Officer. The Company incurred $450,000 of expense for the year ended December 31, 1999 pursuant to these agreements.

      In November 1999, the EVPs were each granted non-qualified stock options to purchase 150,000 shares under the Company's 1996 Incentive and Non-Qualified Stock Option Plan, at an exercise price of $1.30, to expire in ten years. 37,500 options vested immediately. 75,000 will vest in November 2000, and the remaining 37,500 will vest in November 2001.

      In January 2000, the Company entered into new employment agreements with its EVPs, expiring in January 2005. The new agreements provide for an annual salary of $250,000, with annual increases of at least 5%. In addition, both of the EVPs were granted fully-vested options to purchase 500,000 shares of the Corporations' common stock at $2.00 per share. Under the provisions of the agreements the EVPs would each receive a cash payment equal to 1.5% of the total consideration received by the Company in a transaction resulting in a greater than 50% change in ownership of the outstanding common stock of the Company.

      In January 2000, the Company and its Chief Financial Officer ("CFO") entered into an amendment to the CFO's employment agreement, extending his employment until April 2002. Under this amendment, the CFO received options to purchase100,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over two years and expire in January 2010.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

      In October 2000, the Company entered into an amended and restated employment agreements with its Chief Executive Officer, its Chairman and its CFO. Under the amended agreements, in the event of a change in control, the EVPs and the CFO will be paid their respective compensation for the remainder of their employment terms and will receive a tax gross-up payment. In addition, in such event, all unvested options held by the EVPs and the CFO will become vested and exercisable. In the event of a merger or consolidation where the holders of the voting capital stock of the Company immediately prior to the transaction own less than a majority of the voting capital stock of the surviving entity, the EVPs will each receive a one time cash payment of 1.5% of the total consideration received by the Company and a tax gross-up payment. In the event of a sale, merger or public spin-out of any subsidiary or material asset of the Company, the EVPs shall each receive a fee equal to 1.5% of the value of the Company's shares of the subsidiary or material asset and a tax gross-up payment.

      In May 2000, the Company and its Vice President for Research entered into an amendment of the Vice Presidents employment agreement, extending his employment until December 31, 2002, except that the Company may terminate the agreement upon 180 days written notice. Under the amendment the employee's title was changed to Chief Scientific Officer ("CSO"). The CSO was granted options to purchase 125,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over the remaining term of the amendment. During the year ended December 31, 2000, the company recorded non-cash compensation charge of $130,999 related to these options.

      In November 1999, the Company entered into two year employment agreements with three newly-hired Vice Presidents ("VPs"), of Business Development, Investor Relations, and Marketing, at annual salaries of $95,000, $100,000, and $120,000, respectively. Each VP was also granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.125 per share, to vest ratably over two years. As of December 31, 2000, two of the VPs were no longer with the Company, 100,000 unvested options at December 31, 2000 were forfeited by the Company.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

8.    Collaborative Research and License Agreement

      In July 1997, the Company entered into a collaborative research and license agreement with Wyeth-Ayerst (the "Collaborator"). Under the terms of the agreement, the Company has granted the collaborator an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement required the collaborator to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments totaling $1,200,000. In consideration of the license grant the Company is entitled to receive royalties equal to specified percentages of net sales of products incorporating the licensed technologies. The royalty percentages increase as certain cumulative and annual net sales amounts are attained. The Company could receive milestone payments, under the terms of the agreement of up to $13,750,000 for the initial product and $3,250,000 for the second product developed from a single compound derived from the licensed technologies. Such milestone payments are contingent upon the Company making project milestones set forth in the agreement, and, accordingly, if the Company is unable to make such milestones, the Company will not receive such milestone payments. During 1999, the Company recognized $337,500 in revenue related to this agreement. In 2000, the Company received $450,000 from the Collaborator. The Company recorded the entire amount as deferred revenue on December 31, 2000.

9.    License and Research Support Agreements

      On December 6, 2000 the company entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California (the "Regents"). Under the license agreement Siga obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. In the event that the Company sub-leases the license, it shall pay Regents 15% of all royalty payments made to Siga. Under the agreement, Siga will also pay Regents 15% of all funds received from Wyeth-Ayesrt and a minimum annual amount of $250,000 for the continued development of the inventions for a period of three years. Under the sponsored research agreement Siga will additionally provide the Regents with funding in the total amount of $300,000 over a period of two years to support certain research. The Company recorded total research and development charges in the amount of $52,500 for the year ended December 31, 2000, related to the two agreements.

      In October 2000, the Company entered into a collaborative agreement with Maxygen, Inc. to develop a vaccine for biological defense applications. The collaboration combines Siga's patented vaccine delivery system with Maxygen's proprietary antigens for generating an immune response.

      In December 2000 Siga entered into a collaborative agreement with Fort Dodge Animal Health, a division of America Home Products Corporation. The collaboration is focused on the design of novel vaccines for the prevention of veterinary diseases. The research collaboration combines Siga's bacterial commensal delivery technology with Fort Dodge's proprietary veterinary antigens. Siga will be responsible for the construction and characterization of candidate vaccines while Fort Dodge will assess the immunogenicity and protective capacity of the target animal species.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

      In February 2001, the Company entered into a subcontract agreement with the Oregon State University. Under the agreement, the Oregon State University subcontracted to Siga certain duties it has under a grant received from the national Institute of Health for the development of Proxvirus Proteinase Inhibitors. The term of the agreement ends on August 31, 2001.

      In March 2000 the Company entered into an agreement with the Ross Products Division of Abbott Laboratories (Ross), under which the Company granted Ross an exclusive option to negotiate an exclusive license to certain Company technology and patents, in addition to certain research development services. In exchange for the research services and the option, Ross is obligated to pay the Company $120,000 in three installments of $40,000. The first payment of $40,000 was received during the quarter ended March 31, 2000 and is recognized ratably, over the expected term of the arrangement. The remaining installments are contingent upon meeting certain milestones under the agreement and will be recognized as revenue upon completion and acceptance of such milestones. The first milestone was met, and payment of $40,000 received, in the quarter ended September 30, 2000. In the year ended December 31, 2000, the Company recognized revenue in the amount of $80,000.

      In May, August and September 2000 the Company was awarded three Phase I Small Business Innovation Research (SBIR) grants from the National Institutes for Health in the amounts of $26,000, $96,000 and $125,000 respectively. The grants are for the periods May 3, 2000 to August 31, 2000, August 1, 2000 to January31, 2001, and September 15, 2000 to March 14, 2001 respectively, and will support the Company's antibiotic and vaccine development programs.

      In February of 1998, the Company entered into a research collaboration and license agreement with Washington University (the "University"). Under the terms of the agreement, the Company was granted an exclusive world-wide license to make, use and sell products derived from the licensed technology, in exchange for royalty payments equal to a certain percentage of net sales of products incorporating the licensed technology, and certain milestone payments. In 1999, a dispute arose between the Company, the University and a consultant of the University regarding, among other things, the performance of the parties under the agreements. In February of 2000 the parties reached a settlement agreement and mutual release of their obligations under the research collaboration and licensing agreement entered into in February 1998. Further, all personal consulting agreements between the Company and Washington University faculty members and employees were terminated. Under the terms of the settlement agreement any payments owed by the Company under the research collaboration agreements and any consulting agreements with the University faculty members were cancelled.

      In July and September, 1999 the Company was awarded two Phase I research grants by the Small Business Innovation Research Program (SBIR) of $109,072 and $293,446 respectively. The first grant was to help support the Company's antibiotic discovery efforts for the period July 1, 1999 through December 31, 1999. The second grant provides support for the Company's effort to develop a vaccine targeting strep throat, in collaboration with the National Institutes of Health (NIH). The grant award is for a period of twelve months beginning on October 1, 1999. As of December 31, 2000 the Company had recognized revenue from the two grants of $220,099 and $109,072, respectively.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

      In January 1996, the Company entered into a license and research support agreement with Rockefeller University ("Rockefeller"). The Company agreed to sponsor research by Rockefeller for the development of licensed technologies for a period of two years from the date of the agreement, in return for a payment of $725,000. The agreement expired in January 1998. However, the Company has continued its relationship with Rockefeller under similar terms. Sponsored research related to this third party amounted to $125,000 for the year ended December 31, 1999.

10.   Product Development Agreement

      In October 1999 the Company entered into an agreement with Open-iMedia, a software and web development company ("Development Company"). Under the terms of the agreement the Company was to acquire and the Development Company was to develop, the source code for a client/server chat and instant messaging application. In March 2000, the Company entered into an agreement with the Development Company for creative and technical services, and for business strategy consulting in exchange for $280,000 in cash and 13,605 shares of the Company's common stock.

      During the year ended December 31, 2000 the Company recognized charges of $180,000 and $500,334 associated with cash paid and 102,721 shares of the Company's common stock, respectively, paid and granted under the agreements. Costs related to this agreement were recognized as the services were performed or upon meeting certain milestones as defined under the agreements. The Company recorded all amounts paid under the development agreements, including the fair value of shares issued in research and development expenses.

      In July 2000 the Company acquired a 12.5% equity position in the Development Company. Under the terms of the agreement, the Development Company received: (i) $170,000 in cash; (ii) 40,336 shares of the Company's common stock; and (iii) certain assets consisting of the instant messenger product, PeerFinder and fixed assets with a net book value of $80,697. In addition, the Company received the right to appoint one director to the Development Company's board of directors. At December 31, 2000, the Company reassessed the value of its investment in Open-i. The Company reviewed certain events and changes in circumstances indicating that the carrying amount of the investment in Open-i may not be recoverable in its entirety. As a result, management elected to reduce the carrying amount of its investment to reflect its recoverable value as of the year-end and recorded an impairment charge of $156,000.

11.   Other Agreements

      In May 2000, the Company entered into a binding letter of intent (the "Letter") to acquire Hypernix Technologies, Ltd, an Israel-based entity. Under the letter, in the event that the transaction was consummated, Siga was to issue 3 million shares of its common stock to the stockholders and certain employees of Hypernix and assume all of the disclosed liabilities of Hypernix (not to exceed $1,250,000),with Hypernix's creditors to be paid half in cash and half in common stock of Siga. Also under the letter, Siga was to lend Hypernix $250,000 per month for up to five months. This advance was subject to interest at an annual rate of 10% and was collateralized by all the assets of Hypernix. The Company advanced Hypernix $261,000 and $250,000 in May and July 2000,respectively, under the agreement. On August 10, 2000, the Company terminated the letter of intent. Siga recorded charges of $261,000 and $250,000 for the three months ended June 30, 2000 and September 30, 2000 respectively, to reserve the amounts advanced to Hypernix.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

      Subsequent to December 31, 2000, the Company received a settlement payment from Hypernix in the amount of $84,375.

12.   Commitments and Contingencies

      Operating lease commitments

      The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

Year ended December 31,
2001                                                                    $234,672
2002                                                                     226,333
2003                                                                     105,002
2004                                                                     108,152
2005 and thereafter                                                           --
                                                                        --------

                                                                        $674,159
                                                                        ========

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2000 and 1999
--------------------------------------------------------------------------------

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

      Future minimum lease payments for assets under capital leases at December 31, 2000 are as follows:

      Year ended December 31,
      2001                                                              $438,931
      2002                                                               131,342
                                                                        --------

          Total Minimum Payments                                         570,273

        Less: amounts representing interest                               49,848
                                                                        --------

      Present value of future minimum lease payments                     520,425

        Less current portion of capital lease obligations                391,407
                                                                        --------

      Capital lease obligations, net current portion                    $129,018
                                                                        ========

13.   Segments

      Since the announcement in September 1999 that the Company intends to pursue its Internet initiative, the Company has operated the Internet initiative as a separate segment. The Internet segment generated operating expenses of approximately $1,018,000 during 2000 and has no identifiable assets at December 31, 2000

14.   Subsequent Events

On March, 30, 2001, the Compnay, its EVPs and certain investors (the "Investors") in the Company entered into an agreement under which the EVP's have agreed to resign from Siga and use their best efforts to cause each of the current directors of Siga to resign. Under the agreement, it is expected that Investors will be appointed as Chairman of the Board and as Chief Executive Officer. Under the agreement, the amended employment agreement entered into by the Company and the EVPs in October 2000 (see note 6) will be terminated with no cost to the Company, the vesting of 37,500 options granted to the EVPs will be accelerated, excercise terms will be extended and the EVPs will be entitled to certain benefits until April 2003. In addition, each of the parties of the agreement have agreed to lock up their respective shares of common stock and options of Siga for 24 months subject to certain release provisions.