Form 10QSB
period 2001-03-31
SIGA TECHNOLOGIES INC
filed 2001-05-15
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| .

As of May 11, 2001 the registrant had outstanding 7,550,058 shares of Common Stock.
================================================================================

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                                  BALANCE SHEET

                                                                                 March 31,         December 31,
                                                                                    2001               2000
                                                                                ------------      ------------
                                                                                (unaudited)
                                                ASSETS
Current Assets
   Cash and cash equivalents ..............................................     $  1,269,106      $  1,707,385
   Accounts receivable ....................................................           15,000            37,800
   Prepaid expenses .......................................................               --             5,644
                                                                                ------------      ------------
    Total current assets ..................................................        1,284,106         1,750,829

   Equipment, net .........................................................          941,681         1,027,702
   Investments ............................................................          275,106           275,106
   Other assets ...........................................................          158,435           156,556
                                                                                ------------      ------------
    Total assets ..........................................................        2,659,328         3,210,193
                                                                                ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
   Accounts payable .......................................................          115,137           209,278
   Accrued expenses .......................................................          317,853           305,912
   Capital lease obligations ..............................................          444,754           391,407
    Deferred Revenue ......................................................          575,000           450,000
                                                                                ------------      ------------
    Total current liabilities .............................................        1,452,744         1,356,597

    6% Convertible Debt ...................................................          856,372           719,561
    Accrued Debenture Interest ............................................           98,978            80,281
    Non current capital lease obligations .................................               (0)          129,018
                                                                                ------------      ------------
       Total liabilities ..................................................        2,408,094         2,285,457
                                                                                ============      ============

Commitments and contingencies .............................................               --                --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized,
     none issued and outstanding) .........................................               --                --
   Common stock ($.0001 par value, 25,000,000 shares authorized,
     7,471,837 and 6,602,712 issued and outstanding at December 31, 2000
     and December 31, 1999, respectively) .................................              756               747
   Additional paid-in capital .............................................       23,193,085        23,793,983
    Deferred Compensation .................................................         (132,847)         (428,425)
   Deficit accumulated during the development stage .......................      (22,809,760)      (22,441,569)
                                                                                ------------      ------------
    Total stockholders' equity ............................................          251,234           924,736
                                                                                ------------      ------------
    Total liabilities and stockholders' equity ............................        2,659,328         3,210,193
                                                                                ============      ============

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                                                                              For The Period
                                                                                               December 28,
                                                                                               1995 (Date of
                                                              Three months ended               Inception) to
                                                                   March 31,                      March 31,
                                                            2001                2000                2001
                                                        -----------         -----------       --------------
                                                        (unaudited)         (unaudited)
Revenues
     Research and Development Contracts                 $   304,500         $    80,800         $  2,432,181
                                                        -----------         -----------         ------------

Operating expenses
     General and administrative                              65,355             811,232           12,329,511
     Research and development                               430,610             762,927           10,706,498
     Patent preparation fees                                 17,621              26,337            1,255,112
     Settlement of litigation                                                                         97,969
     Stock option and warrant compensation                       --                  --              450,450
                                                        -----------         -----------         ------------
Total operating expenses                                    513,586           1,600,496           24,839,540
                                                        -----------         -----------         ------------

Operating loss                                             (209,086)         (1,519,696)         (22,407,359)

Interest income/(expense)                                  (159,105)           (118,236)            (313,470)
Loss on impairment of investment                                                                    (155,591)
Other Income/Gain on sale of securities                          --                  --               66,660
                                                        -----------         -----------         ------------
Net loss                                                   (368,191)         (1,637,932)         (22,809,760)
                                                        ===========         ===========         ============
 Basic and diluted loss per share                             (0.05)              (0.25)
                                                        ===========         ===========

 Weighted average common shares outstanding used
 for basic and diluted loss per share                     7,528,628           6,649,290
                                                        -----------         -----------

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                            For The Period
                                                                                             December 28,
                                                                                             1995 (Date of
                                                                Three months ended           Inception) to
                                                                     March 31,                  March 31,
                                                              2001              2000              2001
                                                          -----------       -----------     --------------
                                                           (unaudited)       (unaudited)
Cash flows from operating activities:
  Net loss                                                $  (368,191)      $  (947,290)      $(22,809,760)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                               86,021            92,459          1,036,907
    Stock, options & warrant compensation                    (387,042)           14,620          1,921,958
    Loss on impairment of investment                                                               155,591
    Loss on write-off of capital equipment                         --                --             97,969
    Amortization of debt discount                             151,178                --            873,490
    Purchase of rights to certain technology                                                     1,457,458
    Realized gain on marketable securities                                      (24,090)           (66,660)
    Non-cash research and development                                                              500,344
    Changes in assets and liabilities:
      Accounts receivable                                      22,800                --            (15,000)
      Prepaid expenses and ither current assets                 5,644            21,943                 --
      Other assets                                             (1,879)               --           (158,435)
      Accounts payable and accrued expenses                   (82,200)          (64,877)           432,990
      Deferred Revenue                                        125,000                --            575,000
      Accrued Interest                                         20,249                --            100,530
     Deferred Compensation                                         --                                   --
                                                          -----------       -----------       ------------

      Net cash used in operating activities                  (428,420)         (907,235)       (15,897,618)
                                                          -----------       -----------       ------------

Cash flows from investing activities:
  Capital expenditures                                             --           (54,584)        (2,157,254)
  Sale (purchase) of investment securities                         --                --             66,660
  Investment in Open-I-Media                                       --            84,747           (170,000)
                                                          -----------       -----------       ------------

      Net cash flow used in investing activities                   --            30,163         (2,260,594)
                                                          -----------       -----------       ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                       --                --         17,363,056
  Receipts of stock subscriptions outstanding                      --                --              1,248
  Gross proceeds from sale of convertible debentures                                             1,500,000
  Proceeds from exercise of options                            65,812                              118,586
  Net proceeds from sale of warrants                                                                52,174
  Convertible debentures and warrants issuance costs                                               (52,500)
  Proceeds from bridge notes                                                         --          1,000,000
   Repayment of bridge notes                                                         --         (1,000,000)
   Proceeds from sale & leaseback of equipment                                       --          1,139,085
  Principal payments on capital lease obligations             (75,671)          (74,992)          (694,331)
                                                          -----------       -----------       ------------

      Net cash provided from financing activities              (9,859)          (74,992)        19,427,318
                                                          -----------       -----------       ------------

Net increase (decrease) in cash and cash equivalents         (438,279)         (952,064)         1,269,106
Cash and cash equivalents at beginning of period            1,707,385         4,966,873                 --
                                                          -----------       -----------       ------------
Cash and cash equivalents at end of period                $ 1,269,106       $ 4,014,809       $  1,269,106
                                                          ===========       ===========       ============

During the quarter ended March 31, 2001, certain creditors of the Company converted notes payable into equity in the amount of $15,918.

    The accompanying notes are an integral part of these financial statements

                             SIGA Technologies, Inc.
                NOTES TO THE MARCH 31, 2001 FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements of Siga Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on forms 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000, included in the 2000 Form 10-KSB.

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2001.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations through the end of December 2001. However, in the event that the Company is unable to raise additional funds, planned operations will need to be scaled back or discontinued.

2. Stockholders' Equity

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

In May 2001, certain debenture holders entered into a Conversion Agreement with the Company under which they will convert an aggregate of approximately $1,291,000 of their debentures and accrued interest into shares of the Company's Series A convertible preferred stock, $0.0001 par value per share.

In August 2000 the Company entered into an agreement with a consultant to provide the Company with financial consulting, planning, structuring, business strategy, and public relations services and raising equity capital. The term of the agreement was for a period of fifteen months with a guarantee of a six-month retention from August 1, 2000, through February 1, 2001. The consultant was paid a fee of $40,000 upon signing of the agreement, and was to be paid an additional $40,000 every two months for the term of the agreement unless terminated by the Company at the end of the initial six month period.

Under the provisions of the agreement, the consultant received warrants to purchase 500,000 shares of the Company's common stock. 200,000 warrants with an exercise price of $3.63 per share vested upon the date of the agreement. Of the remaining 300,000 warrants, 100,000 warrants were to vest on May 1, 2001 with an exercise price of $6.50 per share, 100,000 were to vest on August 1, 2001 with an exercise price of $7.50 per share and 100,000 were to vest on October 1, 2001 with an exercise price of $9.50 per share. During the year ended December 31, 2000, the Company recorded a non-cash charge associated with such warrants in the amount of $645,786.

In January 2001 the Company and the consultant terminated their arrangement. In addition to the cancellation of 300,000 unvested warrants, the consultant agreed to return 150,000 of its vested warrants to the Company. In connection with the cancellation and return of the vested warrants, the Company recorded a non-cash benefit of $535,000 in the results of its operations for the three months ended March 31, 2001.

3. Employment Agreements

In January 2000, the Company entered into employment agreements with its Chief Executive Officer and its Chairman (the "EVPs"), expiring in January 2005. The new agreements provided for an annual salary of $250,000, with annual increases of at least 5%. In addition, both of the EVPs were granted fully-vested options to purchase 500,000 shares of the Corporations' common stock at $2.00 per share. Under the provisions of the agreements the EVPs would each receive a cash payment equal to 1.5% of the total consideration received by the Company in a transaction resulting in a greater than 50% change in ownership of the outstanding common stock of the Company.

In January 2000, the Company and its Chief Financial Officer ("CFO") entered into an amendment to the CFO's employment agreement, extending his employment until April 2002. Under this amendment, the CFO received options to purchase 100,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over two years and expire in January 2010.

In October 2000, the Company entered into amended and restated employment agreements with its Chief Executive Officer and its Chairman. Under the amended agreements, in the event of a change in control, the EVPs will be paid their respective compensation for the remainder of their employment terms and will receive a tax gross-up payment. In addition, in such event, all unvested options held by the EVPs will become vested and exercisable. In the event of a merger or consolidation where the holders of the voting capital stock of the Company immediately prior to the transaction own less than a majority of the voting capital stock of the surviving entity, the EVPs will each receive a one time cash payment of 1.5% of the total consideration received by the Company. In the event of a sale, merger or public spin-out of any subsidiary or material asset of the Company, the EVPs shall each receive a fee equal to 1.5% of the value of the Company's shares of the subsidiary or material asset

On March 30, 2001, the Company, its EVPs and certain investors (the "Investors") in the Company entered into an agreement under which the EVP's agreed to resign from Siga and use their best efforts to cause each of the current directors of Siga to resign. Under the agreement, certain Investors were to be appointed as Chairman of the Board and as Chief Executive Officer. In addition, as prescribed in the agreement, the amended employment agreement entered into by the Company and the EVPs in October 2000 was terminated with no cost to the Company, the vesting of 37,500 options granted to the EVPs was accelerated, exercise terms were extended and the EVPs are entitled to certain benefits until April 2003. In addition, each of the parties to the agreement have agreed to lock up their respective shares of common stock and options of Siga for 24 months subject to certain release provisions. In connection with the amendment of the terms of the EVP's options, the Company recorded a non-cash charge of $73,000 in the three months ended March 31, 2001.

4. Subsequent Events

In May 2001, the Company signed an amendment to the agreement with Wyeth-Ayerst extending their funding of the Company's research through September 2001. As a result, the previously recorded deferred revenue of $562,500 as of March 31, 2001, will be recorded as revenue in the second quarter 2001.

In May 2001, the Company raised gross proceeds of $725,000 in a private offering of common stock and warrants to purchase shares of the Company's common stock. The Company sold 362,500 shares of common stock and 362,500 warrants. The warrants have a term of seven years and are exercisable at $2.94.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

Overview

      We are a development stage, technology company, whose primary focus is in biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through March 31, 2001, we have sustained cumulative net losses of $22,809,760, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for our common stock. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through March 31, 2001, research and development expenses amounted to $10,706,498, patent preparation and prosecution expenses totaled $1,255,112, general and administration expenses amounted to $12,329,511. From inception through March 31, 2001 revenues from research and development agreements and government grants totaled $2,432,181.

            As of March 31, 2001, Siga has limited resources, has incurred cumulative net operating losses of $22,809,760 and expects to incur additional losses to perform further research and development activities. We do not have biomedical products which are commercially available, and we do not expect to have such for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. These circumstances raise substantial doubt about our ability to continue as a going concern. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      We have consolidated our biotechnology assets and operations in our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing vaccine and antibiotic programs through a combination of government grants, corporate partnerships and strategic alliances. While we have had success in obtaining partners and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future. If we are unable to raise needed capital, our operations will need to be scaled back or discontinued.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Results of Operations

Three Months ended March 31, 2001 and March 31, 2000

      Revenues from grants and research and development contracts were $304,500 for the three months ended March 31, 2001 compared to $80,800 for the same period of 2000. The approximate 277% increase in revenue for the period ended March 31, 2001 is the result of receiving a $237,500 payment from Wyeth Ayerst for achieving a research and development milestone under our July 1997 agreement with Wyeth-Ayerst. During the three month period of 2001 we received an additional $112,500 from Wyeth-Ayerst in continued support for our research efforts, however, pending completion of an extension amendment to the July 1997 agreement, the entire amount has been recorded as deferred revenue.

      General and administrative expenses decreased approximately 92% for the three months ended March 31, 2001 to $65,355 from $811,232 for the three months ended March 31, 2000. The decrease in expenses is primarily the result of a credit for non-cash compensation totaling $534,885. The credit resulted from the cancellation of certain vested warrants granted to a consultant in connection with a termination agreement in a prior period. Also contributing to the decline in expenses is the elimination of certain general and administration management positions associated with our internet assets. Further, for the three months ended March 31, 2000 we incurred non-cash charges of $144,452 for warrants granted to certain directors under consulting agreements. No such charges were incurred during the three months ended March 31, 2001.

      Research and development expenses declined to $430,610 for the three months ended March 31, 2001 from $762,927 for the same period in 2000. The approximate 44% decrease in spending in the current year period is primarily the result of our sale of internet assets in the third quarter of 2000. For the three months ended March 31, 2000 we incurred approximately $423,000 of expenses for the development of our internet assets. In the three month period ended March 31, 2001 no such charges were incurred. Research and development spending for our biotechnology projects increased in the three months ended March 31, 2001 by approximately 27% over the prior year period. This increase reflects our heightened focus on our core biotechnology operations.

      Patent preparation expense of $17,621 for the three months ended March 31, 2001 was approximately 33% lower than the $26,337 incurred for the three months ending March 31, 2000. The decline in spending from the prior year three month period reflects the continuing trend to reduce patent costs by focusing on our core biopharmaceutical technologies and eliminating programs that we believe have less commercial value.

      Net interest expense for the three months ended March 31, 2001 was $159,105 compared to expenses of $118,236 for the three months ended March 31, 2000. The increase in net interest expense is the result of the accrual of interest expense associated with our sale of $1,500,000 principal amount of 6% convertible debentures in January 2000. In the prior year three month period, the debentures were outstanding for two months of such period compared to three months in the current year three month period.

      Net loss for the three months ended March 31, 2001 was $368,191, an approximate 78% decrease from the $1,637,932 loss incurred for the three months ended March 31, 2000. The decrease in the operating loss was primarily due to the elimination of research and development expenses associated with development of our internet assets as well as the significant reduction of general and administrative expenses resulting from the return of warrants by a consultant and a reduction in payroll expense as detailed above.

Liquidity and Capital Resources

      As of March 31, 2001 we had $1,269,106 in cash and cash equivalents. In July of 1997 we entered into a collaborative two year research and license agreement with Wyeth-Ayerst. Under the terms of the agreement, we have granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement required Wyeth-Ayerst to sponsor further research by us for the development of the licensed technologies for a period of two years from the effective date of the agreement. An amendment to the agreement extended its term through September 1999. Through March 31, 2001 we have recorded a total of $2,037,500 of revenue from Wyeth-Ayerst. We have received an additional $562,500 in payments from Wyeth-Ayerst through March 31, 2001 and an additional $112,500 in May 2001, however, pending completion of an extension amendment to the agreement with Wyeth-Ayerst, the payments have been recorded as deferred revenue.

      In May 2001 holders of the Company's 6% convertible debentures, consisting of an aggregate principal amount $1,200,000 and approximately $91,000 of accrued interest agreed to convert the debt and interest into convertible preferred stock. The converting debenture holders will receive preferred shares at a conversion price of $1.4375 per share. The preferred shares will have a cumulative dividend of 6% per annum payable in cash or preferred stock at Siga's discretion. The shares are convertible into common stock on a one for one basis. Each holder of preferred stock is entitled to the number of votes into which the shares of preferred stock are convertible into common.

      On May 8, 2001 we completed a private placement of an aggregate of 362,500 shares of common stock and 362,500 warrants. We received gross proceeds of $725,000. The warrants have a term of seven years and are exercisable at $2.94 per share.

      On May 11, 2001, we entered into an amendment to the July 1997 Collaborative Research and License Agreement between Siga and the Wyeth-Ayerst Laboratories Division of American Home Products Corporation. The amendment extends the term of the Agreement to September 1, 2001. The extension provides for Wyeth Ayerst to continue to pay Siga at a rate of $450,000 per year through the term of the amended agreement. Since the completion of the term of the agreement as amended, September 30,1999 through March 31, 2001, we have received $562,500 from Wyeth Ayerst to support work performed by Siga under the agreement. These payments have been recorded as deferred revenue, and will be recorded as revenue in the second quarter 2001.

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately through year end of 2001. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, on commercially reasonable terms. If we are unable to raise additional capital when needed, we may be forced to curtail certain activities and programs or possibly cease operations altogether.

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

                                     Part II
                                Other information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds

            In May 2001 holders of the Company's 6% convertible debentures, consisting of an aggregate principal amount $1,200,000 and approximately $91,000 of accrued interest agreed to convert the debt and accrued interest into convertible preferred stock. The converting debenture holders will receive preferred shares at a conversion price of $1.4375 per share. The preferred shares will have a cumulative dividend of 6% per annum payable in cash or preferred stock at Siga's discretion. The shares are convertible into common stock on a one for one basis. Each holder of preferred stock is entitled to the number of votes into which the shares of preferred stock are convertible into common. Exemption from registration for this transaction was claimed pursuant to
Section 4 (2) of the Securities Act of 1933, as amended, by an issuer not involving a public offering.

      On May 8, 2001 we completed a private placement of an aggregate of 362,500 shares of common stock and 362,500 warrants. We received gross proceeds of $725,000. The warrants have a term of seven years and are exercisable at $2.94 per share. Exemption from registration for this transaction was claimed pursuant to Section 4 (2) of the Securities Act of 1933, as amended, by an issuer not involving a public offering. This transaction was completed without general solicitation or advertising and was offered only to accredited investors.

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

      On March 30, 2001, Joshua D. Schein, our Chief Executive Officer and a director and Judson A. Cooper, our Chairman of the Board entered into an agreement with among others, Donald G. Drapkin, a beneficial owner of more than 5% of our common stock, in which Messrs. Schein and Cooper agreed to resign from Siga and use their best efforts to cause each of the current directors of Siga to resign. On April 19, 2001 Mr. Drapkin was appointed Chairman of the Board and Eric A. Rose, M.D. was appointed Interim Chief Executive Officer. In addition, Gabriel M. Cerrone, Thomas E. Constance, Mehmet C. Oz, M.D. and Michael Weiner, M.D. were appointed as directors. Each of the parties have agreed to lock up their shares of common stock and options of Siga for 24 months subject to certain conditions and exceptions. A Schedule 14f-1 was sent to our shareholders of record on April 9, 2001. On April 19, 2001 our current directors resigned and on April 20, 2001 the resignations of Messrs. Schein and Cooper became effective.

Item 6. Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SIGA Technologies, Inc.
                                           (Registrant)


      Date:  May 15, 2001                  By: /s/ Thomas N. Konatich
                                              ----------------------------
                                           Thomas N. Konatich
                                           Chief Financial Officer
                                           (Principal Accounting Officer and
                                           Financial Officer and Vice
                                           President, Finance)