Form 10QSB/A
period 2001-03-31
SIGA TECHNOLOGIES INC
filed 2001-06-25
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

Explanatory Note: The purpose of this amendment is to amend the Statement of Cash Flows included in the Financial Statements of our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2001.

This report continues to speak as of May 15, 2001, the date of our original Form 10-QSB for the quarterly period ended March 31, 2001. Any items not changed in the Amendment shall be as set forth in our original Form 10-QSB dated May 15, 2001.

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                     For The Period
                                                                                      December 28,
                                                                                      1995 (Date of
                                                            Three months ended        Inception) to
                                                         March 31,       March 31,       March 31,
                                                           2001            2000            2001
                                                       ------------    ------------    ------------
                                                        (unaudited)     (unaudited)
Cash flows from operating activities:
  Net loss                                             $   (368,191)   $ (1,637,932)   $(22,809,760)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                             86,021          90,282       1,036,908
    Stock, options & warrant compensation                  (387,042)        357,072       1,921,958
    Loss on impairment of investment                                                        155,591
    Loss on write-off of capital equipment                       --              --          97,969
    Amortization of debt discount                           151,178         110,041         873,490
    Purchase of rights to certain technology                                              1,457,458
    Realized gain on marketable securities                                                  (66,660)
    Non-cash research and development                                                       500,344
    Changes in assets and liabilities:
      Accounts receivable                                    22,800          21,304         (15,000)
      Prepaid expenses and other current assets               5,644           9,103              --
      Other assets                                           (1,879)             --        (158,435)
      Accounts payable and accrued expenses                 (82,200)       (127,033)        432,990
      Deferred Revenue                                      125,000          35,000         575,000
      Accrued Interest                                       20,249          15,000         100,530
     Deferred Compensation                                       --                              --
                                                       ------------    ------------    ------------

      Net cash used in operating activities                (428,420)     (1,127,163)    (15,897,618)
                                                       ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                           --          (7,093)     (2,157,254)
  Sale (purchase) of investment securities                       --              --          66,660
  Investment in Open-I-Media                                     --                        (170,000)
                                                       ------------    ------------    ------------

      Net cash flow used in investing activities                 --          (7,093)     (2,260,594)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                     --       3,000,000      17,363,056
  Receipts of stock subscriptions outstanding                    --              --           1,248
  Gross proceeds from sale of convertible debentures             --       1,500,000       1,500,000
  Proceeds from exercise of options                          65,812          31,005         118,586
  Net proceeds from sale of warrants                             --          52,174          52,174
  Convertible debentures and warrants issuance costs             --         (52,500)        (52,500)
  Proceeds from bridge notes                                     --              --       1,000,000
   Repayment of bridge notes                                     --              --      (1,000,000)
   Proceeds from sale & leaseback of equipment                   --              --       1,139,085
  Principal payments on capital lease obligations           (75,671)        (66,775)       (694,331)
                                                       ------------    ------------    ------------

      Net cash provided from financing activities            (9,859)      4,463,904      19,427,318
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents       (438,279)      3,329,648       1,269,106
Cash and cash equivalents at beginning of period          1,707,385       1,758,541              --
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period             $  1,269,106    $  5,088,189    $  1,269,106
                                                       ============    ============    ============

During the quarter ended March 31, 2001, certain creditors of the Company converted notes payable into equity in the amount of $15,918.

  The accompanying notes are an integral part of these financial statements

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SIGA Technologies, Inc.
                                               (Registrant)

      Date: June 25, 2001                      By: /s/ Thomas N. Konatich
                                                   ----------------------------

                                               Thomas N. Konatich
                                               Chief Financial Officer
                                               (Principal Accounting Officer and
                                               Financial Officer and Vice
                                               President, Finance)