Form 10QSB
period 2001-06-30
SIGA TECHNOLOGIES INC
filed 2001-08-14
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
   June 30, 2001

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

As of August 10, 2001 the registrant had outstanding 8,770,386 shares of Common Stock.

================================================================================

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                                  BALANCE SHEET

                                                                           June 30,      December 31,
                                                                             2001            2000
                                                                         ------------    ------------
                                                                           Unaudited
                                    ASSETS
Current Assets
   Cash and cash equivalents .........................................   $  1,184,228    $  1,707,385
   Accounts receivable ...............................................         26,312          37,800
   Prepaid expenses ..................................................        166,628           5,644
                                                                         ------------    ------------
    Total current assets .............................................      1,377,168       1,750,829

   Equipment, net ....................................................        872,778       1,027,702
   Investments .......................................................        275,106         275,106
   Other assets ......................................................        159,983         156,556
                                                                         ------------    ------------
    Total assets .....................................................   $  2,685,035    $  3,210,193
                                                                         ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
   Accounts payable ..................................................   $    340,854    $    209,278
   Accrued expenses ..................................................        192,143         305,912
   Capital lease obligations .........................................        366,683         391,407
    Deferred Revenue .................................................          5,000         450,000
                                                                         ------------    ------------
    Total current liabilities ........................................        904,680       1,356,597

    6% Convertible Debt ..............................................         78,010         719,561
    Accrued Debenture Interest .......................................          8,500          80,281
    Non current capital lease obligations ............................             --         129,018
                                                                         ------------    ------------
       Total liabilities .............................................        991,190       2,285,457
                                                                         ------------    ------------

Commitments and contingencies ........................................             --              --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized,
    935,521 issued and outstanding at June 30, 2001) .................        938,676              --
   Common stock ($.0001 par value, 50,000,000 shares authorized,
   8,046,138 and 7,471,837 issued and outstanding at June 30, 2001
      and December 31, 2000, respectively) ...........................            805             747
   Additional paid-in capital ........................................     24,378,144      23,793,983
    Deferred Compensation ............................................       (294,361)       (428,425)
   Deficit accumulated during the development stage ..................    (23,329,419)    (22,441,569)
                                                                         ------------    ------------
    Total stockholders' equity .......................................      1,693,845         924,736
                                                                         ------------    ------------
    Total liabilities and stockholders' equity .......................   $  2,685,035    $  3,210,193
                                                                         ============    ============

    The accompanying notes are an integral part of these financial statements

                              SIGA TECHNOLOGIES INC.
                           (A development stage company)

                              STATEMENT OF OPERATIONS

                                                                                                         For The Period
                                                                                                           December 28,
                                                                                                          1995 (Date of
                                                Three months ended              Six months ended          Inception) to
                                                     June 30,                        June 30,                June 30,
                                               2001            2000            2001            2000            2001
                                           ------------    ------------    ------------    ------------    ------------
                                             Unaudited       Unaudited       Unaudited      Unaudited        Unaudited
Revenues
    Research and Development Contracts     $    682,500    $     90,373    $    987,000    $    171,173    $  3,114,681
                                           ------------    ------------    ------------    ------------    ------------

Operating expenses
    General and administrative                  635,245         966,115         700,600       1,777,347      13,415,479
    Research and development                    428,937         391,703         859,547       1,154,630      11,135,435
    Patent preparation fees                      63,317          37,780          80,938          64,117       1,318,429
    Settlement of litigation                                                                                     97,696
                                           ------------    ------------    ------------    ------------    ------------
Total operating expenses                      1,127,499       1,395,598       1,641,085       2,996,094      25,967,039
                                           ------------    ------------    ------------    ------------    ------------

Operating loss                                 (444,999)     (1,305,225)       (654,085)     (2,824,921)    (22,852,358)

Interest income/(expense)                       (74,660)       (141,494)       (233,765)       (259,730)       (388,130)
Loss on impairment of investment                                                                               (155,591)
Other Income/Gain on sale of securities              --              --              --              --          66,660
                                           ------------    ------------    ------------    ------------    ------------
Net loss                                       (519,659)     (1,446,719)       (887,850)     (3,084,651)    (23,329,419)
                                           ------------    ------------    ------------    ------------    ------------

Weighted average shares                       7,807,470       7,273,165       7,668,049       6,961,228
                                           ------------    ------------    ------------    ------------
Net Loss per Share                                (0.07)          (0.20)          (0.12)          (0.44)

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                         (A development stage company)

                            STATEMENT OF CASH FLOWS

                                                                                     For The Period
                                                                                      December 28,
                                                                                      1995 (Date of
                                                               Six month ended        Inception) to
                                                                   June 30,              June 30,
                                                             2001           2000           2001
                                                      ------------------------------  -------------
                                                                          Unaudited     Unaudited
Cash flows from operating activities:
  Net loss                                                 (887,850)   $ (3,084,651)   $(23,329,419)
  Adjustments to reconcile net loss to net                       --              --              --
    cash used in operating activities:                           --              --              --
    Depreciation                                            154,924         181,891       1,105,810
    Stock, options & warrant compensation                  (245,098)        491,819       2,063,902
    Loss on impairment of investment                             --              --         155,591
    Loss on write-off of capital equipment                       --              --          97,969
    Amortization of debt discount                           220,872         275,103         943,184
    Purchase of rights to certain technology                     --              --       1,457,458
    Realized gain on marketable securities                       --              --         (66,660)
    Non-cash research and development                            --              --         500,344
    Changes in assets and liabilities:                           --              --              --
      Accounts receivable                                    11,488          22,757         (26,312)
      Prepaid expenses and other current assets            (160,984)         (6,700)       (166,628)
      Other assets                                           (3,427)         (4,246)       (159,982)
      Accounts payable and accrued expenses                  17,807        (173,935)        532,996
      Deferred Revenue                                     (445,000)        245,000           5,000
      Accrued Interest                                       20,391          37,500         100,672
     Deferred Compensation                                       --              --              --
                                                      ------------------------------  -------------

      Net cash used in operating activities              (1,316,877)     (2,015,462)    (16,786,075)
                                                      ------------------------------  -------------

Cash flows from investing activities:
  Capital expenditures                                           --         (22,009)     (2,157,254)
  Sale (purchase) of investment securities                       --              --          66,660
  Investment in Open-I-Media                                     --              --        (170,000)
                                                      ------------------------------  -------------

      Net cash flow used in investing activities                 --         (22,009)     (2,260,594)
                                                      ---------------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                850,003       3,000,000      18,213,059
  Receipts of stock subscriptions outstanding                    --              --           1,248
  Gross proceeds from sale of convertible debentures             --       1,500,000       1,500,000
  Proceeds from exercise of options                          97,459          35,505         150,233
  Net proceeds from sale of warrants                             --          52,174          52,174
  Convertible debentures and warrants issuance costs             --         (52,500)        (52,500)
  Proceeds from bridge notes                                     --              --       1,000,000
   Repayment of bridge notes                                     --              --      (1,000,000)
   Proceeds from sale & leaseback of equipment                   --              --       1,139,085
  Principal payments on capital lease obligations          (153,742)       (135,669)       (772,402)
                                                      ------------------------------  -------------

      Net cash provided from financing activities           793,720       4,399,510      20,230,897
                                                      ------------------------------  -------------

Net increase in cash and cash equivalents                  (523,157)      2,362,039       1,184,228
Cash and cash equivalents at beginning of period          1,707,385       1,758,541              --
                                                      ------------------------------  -------------

Cash and cash equivalents at end of period             $  1,184,228    $  4,120,580    $  1,184,228
                                                      ==============================  =============

During the six months ended June 30, 2001, certain creditors of the Company converted notes payable into equity in the amount of $954,594.

   The accompanying notes are an integral part of these financial statements

                             SIGA Technologies, Inc.
                 NOTES TO THE JUNE 30, 2001 FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements of Siga Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on forms 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company's 2000 Form 10-KSB.

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2001.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations through the end of December 31, 2001. The Company does not have commercial biomedical products, and does not expect to have such for several years, if at all. The Company believes that it will need additional funds to complete the development of its biomedical products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Recent Pronouncements

Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized; goodwill will be tested for impairment at least annually at the reporting unit level; intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of FAS 142 will be effective for fiscal years beginning after December 31, 2001 and must be applied prospectively.

The Company will adopt FAS 141 and 142 on January 1, 2002. Management does not expect such adoption to have a material impact on the Company's financial statements.

3. Stockholders' Equity

In May 2001, the Company raised gross proceeds of $850,000 in a private offering of common stock and warrants to purchase shares of the Company's common stock. The Company sold 425,000 shares of common stock and 425,000 warrants. The warrants are exercisable at $2.94 and have a term of seven years. The investors consisted of members of the board of directors, existing investors and new investors representing 43.4%, 5.9% and 50.8% of the investors in the transaction, respectively. The Company recorded a charge to earnings in the amount of $103,040 based upon the difference between the fair value and the price of the restricted stock for the shares purchased by the board of directors.

In January 2000, the Company completed a private placement of 6% convertible debentures at an aggregate principal amount of $1,500,000 and 1,043,478 warrants to purchase shares of the Company's common stock with a purchase price of $0.05 per warrant (the "January Financing"). The Company received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds raised. The debentures are convertible into common stock at $1.4375 per share. Interest at the rate of 6% per annum is payable on the principal of each convertible debenture in cash or shares of the Company's common stock, at the discretion of the Company, upon conversion or at maturity. The warrants have a term of five years and are exercisable at $3.4059 per share.

In May and June 2001, certain holders of debentures with an aggregate face value of $1,250,000, entered into a Conversion Agreement with the Company under which they converted their debentures into an aggregate of 935,321 shares of the Company's Series A convertible preferred stock, $0.0001 par value per share.

4. Employment Agreements

In June 2001, the Company entered into an employment agreement with an individual to serve as the Company's President and Chief Executive Officer (the "Executive"), expiring in June 2003. The agreement provides for an annual salary of $300,000. In addition, subject to shareholder approval of the underlying option plan, the Executive was granted options to purchase 420,000 shares of the Company's common stock at $3.94 per share.

5. Consulting Agreements

In June 2001, the Company entered into a one year consulting agreement under which the consultant assists the Company with public relations efforts in Europe in exchange for 50,000 shares of the Company's common stock which will be restricted under federal securities laws. The stock vests at an equal rate over the period of the agreement. As the stock vests, the Company will record charges to earnings based upon the difference between the fair value and the price of the restricted stock.

6. Subsequent Events

In June 2001, the Company entered into a consulting agreement, under the terms of the consulting agreement the consultant will provide services to the Company for a three year period commencing on September 10, 2001. In consideration for the consulting services, the consultant will be paid an annual fee of $50,000 payable quarterly in equal amounts. In addition, the Company granted the consultant options to purchase 225,000 shares of common stock at $3.94 per share. On September 10, 2001, ten percent of the options shall vest and the remaining shall vest in 36 monthly installments beginning on October 10, 2001. As the options vest, the Company will record charges to earnings based upon the difference between the fair market value and the exercise price of the options.

In May 2001, subject to approval by the shareholders, the Company granted 3,225,000 options, at an exercise price of $2.50 per share, to the members of the new board of directors. Upon approval by the shareholders the Company may record charges to earnings based upon the difference between the fair market value and the exercise price of the options.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

Overview

      We are a development stage, technology company, whose primary focus is in biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through June 30, 2001, we have sustained cumulative net losses of $23,329,419, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for our common stock. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through June 30, 2001, research and development expenses amounted to $11,135,435, patent preparation and prosecution expenses totaled $1,318,429, general and administration expenses amounted to $13,415,479. From inception through June 30, 2001 revenues from research and development agreements and government grants totaled $3,114,681.

      As of June 30, 2001, Siga has limited resources, has incurred cumulative net operating losses of $23,329,419 and expects to incur additional losses to perform further research and development activities. We do not have biomedical products which are commercially available, and we do not expect to have such for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. These circumstances raise substantial doubt about our ability to continue as a going concern. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Our biotechnology operations are at our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing vaccine and antibiotic programs through a combination of government grants, corporate partnerships and strategic alliances. While we have had success in obtaining partners and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future. If we are unable to raise needed capital, our operations will need to be scaled back or discontinued.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Results of Operations

Three Months ended June 30, 2001 and June 30, 2000

      Revenues from grants and research and development contracts were $682,500 for the three months ended June 30, 2001 compared to $90,373 for the same period of 2000. The approximate 655% increase in revenue for the period ended June 30, 2001 is primarily the result of our signing an amendment to extend our agreement with Wyeth-Ayerst through September 30, 2001. The amendment to the agreement permitted us to record $562,500 of revenue for research payments made by Wyeth-Ayerst since the completion of the term of the original agreement. These payments had been recorded as deferred revenue. In the three months ended June 30, 2001, we also received an additional $112,500 research payment from Wyeth-Ayerst. Revenue for the three month period ended June 30, 2000 of $90,373 was primarily due to payments under a Phase I Small Business Innovation Research grant (SBIR) from the National Institutes for Health.

      General and administrative expenses decreased approximately 34% for the three months ended June 30, 2001 to $635,246 from $966,115 for the three months ended June 30, 2000. The decrease in expenses is primarily the result of a charge taken in the three months ended June 30, 2000 to reserve $261,000 advanced to a third party. No such charge was incurred in the current year period. In addition, payroll expenses have declined as a result of a reduction in administrative headcount in the three months ended June 30, 2001 compared to the same period during the prior year. Further, for the three months ended June 30, 2000 we incurred non-cash charges of $85,050 for warrants granted to certain directors under consulting agreements. No such charges were incurred during the three months ended June 30, 2001. These reductions in expenses in the period ended June 30, 2001 were partially offset by increases in certain costs, such as legal fees, associated with the reconstitution of our Board of Directors.

      Research and development expenses increased to $428,937 for the three months ended June 30, 2001 from $391,703 for the three months ended June 30, 2000, a 9.5% increase. In the three months ended June 30, 200l all expenses were for our core biotechnology activities. In the three months ended June 30, 2000, a portion of the expenses were incurred in the development of our Internet asset.

      Patent preparation expense of $63,317 for the three months ended June 30, 2001 was approximately 68% higher than the $37,780 incurred for the three months ending June 30, 2000. The increase in spending from the prior year period is the result of our agreement to pay certain patent costs to UCLA under our existing license agreement with them.

      Net interest expense for the three months ended June 30, 2001 was $74,660 compared to expenses of $141,494 for the three months ended June 30, 2000. The 47.2% decrease in interest expense is the result of the conversion of $1,250,00 principal amount of the 6% convertible debenture during the three months ended June 30, 2001.

      Net loss for the three months ended June 30, 2001 was $519,659, an approximate 64% decrease from the $1,446,719 loss incurred for the three months ended June 30, 2000. The decrease in the loss was primarily due to the material increase in revenue as a result of the Wyeth-Ayeth extension, reduced general and administrative expenses and lower interest expense.

Six Months ended June 30, 2001 and June 30, 2000

      Revenues from grants and research and development contracts increased to $987,000 for the six months ended June 30, 2001 compared to $171,173 for the six months ended June 30, 2000. The approximate 477% increase is the result of additional revenue from Wyeth-Ayerst. Upon consummation of an amendment to extend our agreement with Wyeth-Ayerst through September 30, 2001, we were able to recognize revenue of $562,500 from payments made to fund research that had been recorded as deferred revenue prior to signing the extension. In the six months ended June 30, 2001, we also received an additional $112,500 research payment from Wyeth-Ayerst as well as $237,500 payment for achieving a milestone under the agreement. In the six months ended June 30, 2000, we recognized revenue of $151,173 from a Phase I Small Business Innovation Research (SBIR) grant from the National Institutes for Health and $20,000 from an option and research development agreement with the Ross Products Division of Abbott Laboratories.

      General and administrative expenses for the six months ended June 30, 2001 were $700,600, a decrease of approximately 61% from the $1,777,347 of expenses incurred in six months ended June 30, 2000. Approximately one half of the decrease in general and administration expenses were the result of a charge taken to reserve $261,000 advanced to a third party and non-cash charges of $229,502 for warrant expense associated with consulting agreements with two directors. No such charges were incurred in the six months ended June 30, 2001. The remainder of the reduction in expenses from the six months ended June 30, 2000 is the result of a material reduction in payroll costs reflecting a reduction is general and administration headcount.

      Research and development expenses decreased by approximately 26% to $859,547 for the six months ended June 30, 2001 from $1,154,630 for the same period in 2000. The primary reason for the decrease is that the six months ended June 30, 2000 we incurred costs associated with our Internet asset as well as expenses for our core biotechnology activities. In the six months ended June 30, 2001 research and development spending was directed only on our core biotechnology activities.

      Patent preparation expense of $80,938 for the six months ended June 30, 2001 was approximately 26% higher than the $64,117 incurred for the six months ending June 30, 2000. The increase in spending from the prior year period is the result of our agreement to pay certain patent costs to UCLA under our existing license agreement with them.

      Net interest expense for the six months ended June 30, 2001 was $233,765 compared to expenses of $259,730 for the six months ended June 30, 2000. The 10% decrease in interest expense is the result of the conversion of $1,250,00 principal amount of the 6% convertible debenture during May and June of the current year.

      Net loss for the six months ended June 30, 2001 was $887,850, an approximate 71% decrease from the $3,084,651 loss incurred for the six months ended June 30, 2000. The decrease in the loss was primarily due to the $815,827 increase in revenue as a result of the Wyeth-Ayeth extension and receipt of a research milestone payment, the $1,076,747 reduction in general and administrative expenses described above, lower research and development expenses and reduced interest expense.

Liquidity and Capital Resources

      As of June 30, 2001 we had $1,184,228 in cash and cash equivalents. In July of 1997 we entered into a collaborative two year research and license agreement with Wyeth-Ayerst Laboratories Division of American Home Products. Under the terms of the agreement, we have granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement required Wyeth-Ayerst to sponsor further research by us for the development of the licensed technologies for a period of two years from the effective date of the agreement. On May 11, 2001, we entered into an amendment to the July 1, 1997 agreement. The amendment extends the term of the

Agreement to September 30, 2001. The extension provides for Wyeth Ayerst to continue to pay the Company at a rate of $450,000 per year through the term of the amended agreement. During the term of the agreement as amended, September 30, 1999 through June 30, 2001, we have received $675,000 from Wyeth Ayerst to support work performed by Siga under the agreement and $237,000 for achieving a research milestone. Since the inception of the agreement through June 30, 2001 we have recorded a total of $2,712,500 of revenue from Wyeth-Ayerst.

      In May and June 2001 holders of the Company's 6% convertible debentures, consisting of an aggregate principal amount $1,250,000 and $94,812 of accrued interest, agreed to convert the debt and interest into convertible preferred stock. The converting debenture holders received Series A Preferred Shares at a conversion price of $1.4375 per share. The preferred shares will have a cumulative dividend of 6% per annum payable in cash or preferred stock at the Company's discretion. The shares are convertible into common stock on a one for one basis. Each holder of preferred stock is entitled to the number of votes into which the shares of preferred stock are convertible into common stock. In July 2001 certain holders of the Series A Preferred Shares converted their preferred shares and cumulative dividends into 626,578 shares of common stock.

      On May 8, 2001, we completed a private placement of an aggregate of 425,000 shares of common stock and 425,000 warrants. We received gross proceeds of $850,000. The warrants have a term of seven years and are exercisable at $2.94 per share.

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

                                     Part II
                                Other information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds

      In May 2001, holders of the Company's 6% convertible debentures, consisting of an aggregate principal amount $1,250,000 and approximately $94,812 of accrued interest agreed to convert the debt and accrued interest into convertible preferred stock. The converting debenture holders received preferred shares at a conversion price of $1.4375 per share. The preferred shares have a cumulative dividend of 6% per annum payable in cash or preferred stock at the Company's discretion. The shares are convertible into common stock on a one for one basis. Each holder of preferred stock is entitled to the number of votes into which the shares of preferred stock are convertible into common stock. This transaction was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended. In July 2001, certain holders of the preferred shares converted their preferred shares and cumulative dividends into 626,578 shares of common stock.

      On May 8, 2001, we completed a private placement of an aggregate of 425,000 shares of common stock and 425,000 warrants. We received gross proceeds of $850,000. The warrants have a term of seven years and are exercisable at $2.94 per share. This transaction was exempt from registration pursuant to
Section 4 (2) of the Securities Act of 1933, as amended. This transaction was completed without general solicitation or advertising and was offered only to accredited investors.

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

                                            SIGA Technologies, Inc.
                                            (Registrant)


      Date: August 14, 2001             By: /s/ Thomas N. Konatich
                                            ----------------------

                                            Thomas N. Konatich
                                            Chief Financial Officer
                                            (Principal Accounting Officer and
                                            Financial Officer and Vice
                                            President, Finance)