Form 10QSB
period 2001-09-30
SIGA TECHNOLOGIES INC
filed 2001-11-14
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
September 30, 2001

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

As of November 8, 2001, the registrant had outstanding 10,139,553 shares of Common Stock.

================================================================================

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                                            BALANCE SHEET

                                                                                September 30,     December 31,
                                                                                    2001              2000
                                                                                -------------     ------------
                                                                                 Unaudited
                                         ASSETS
Current Assets
   Cash and cash equivalents ..............................................     $  1,780,986      $  1,707,385
   Accounts receivable ....................................................           82,282            37,800
   Prepaid expenses .......................................................          138,667             5,644
                                                                                ------------      ------------
    Total current assets ..................................................        2,001,935         1,750,829

   Equipment, net .........................................................          806,186         1,027,702
   Investments ............................................................          275,106           275,106
   Other assets ...........................................................          171,036           156,556
                                                                                ------------      ------------
    Total assets ..........................................................     $  3,254,263      $  3,210,193
                                                                                ============      ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
   Accounts payable .......................................................     $    475,766      $    209,278
   Accrued expenses .......................................................          323,830           305,912
   Capital lease obligations ..............................................          286,132           391,407
    Deferred Revenue ......................................................               --           450,000
                                                                                ------------      ------------
    Total current liabilities .............................................        1,085,728         1,356,597

    6% Convertible Debt ...................................................               --           719,561
    Accrued Debenture Interest ............................................               --            80,281
    Non current capital lease obligations .................................               --           129,018
                                                                                ------------      ------------
       Total liabilities ..................................................        1,085,728         2,285,457
                                                                                ------------      ------------

Commitments and contingencies .............................................               --                --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized,
   318,194 issued and outstanding at September 30, 2001) ..................          416,901                --
   Common stock ($.0001 par value, 50,000,000 shares authorized,
   9,161,102 and 7,471,837 issued and outstanding at September 30, 2001
     and December 31, 2000, respectively) .................................              917               747
   Additional paid-in capital .............................................       27,293,072        23,793,983
    Deferred Compensation .................................................         (622,414)         (428,425)
   Deficit accumulated during the development stage .......................      (24,919,941)      (22,441,569)
                                                                                ------------      ------------
    Total stockholders' equity ............................................        2,168,535           924,736
                                                                                ------------      ------------
    Total liabilities and stockholders' equity ............................     $  3,254,263      $  3,210,193
                                                                                ============      ============

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                                                                                               For The Period
                                                                                                                December 28,
                                                                                                                1995 (Date of
                                                 Three months ended                 Nine months ended            Inception) to
                                                    September 30,                     September 30,              September 30,
                                                2001            2000              2001             2000              2001
                                            -----------      -----------     -------------     -----------     ---------------
                                             Unaudited        Unaudited        Unaudited        Unaudited         Unaudited
Revenues
  Research and Development Contracts        $   157,500      $   193,340      $ 1,144,500      $   364,513      $    3,272,181
                                            -----------      -----------      -----------      -----------      --------------

Operating expenses
  General and administrative                  1,259,110        1,808,023        1,959,710        3,585,370          14,674,590
  Research and development                      497,739          876,075        1,357,285        2,030,705          11,633,173
  Patent preparation fees                       (11,046)          20,372           69,892           84,489           1,307,382
  Settlement of litigation                                                                                              97,696
                                            -----------      -----------      -----------      -----------      -------------
Total operating expenses                      1,745,803        2,704,470        3,386,887        5,700,564          27,712,841
                                            -----------      -----------      -----------      -----------      --------------

Operating loss                               (1,588,303)      (2,511,130)      (2,242,387)      (5,336,051)        (24,440,660)

Interest income/(expense)                        (2,220)        (147,095)        (235,985)        (406,825)           (390,350)
Loss on impairment of investment                                                                                      (155,591)
Other Income/Gain on sale of securities              --               --               --               --              66,660
                                            -----------      -----------      -----------      -----------      --------------
Net loss                                     (1,590,523)      (2,658,225)      (2,478,372)      (5,742,876)     $  (24,919,941)
                                            ===========      ===========      ===========      ===========      ==============

Weighted average shares                       8,574,094        7,405,356        7,972,269        7,110,351
                                            -----------      -----------      -----------      -----------
Net Loss per Share                                (0.19)           (0.36)           (0.31)           (0.81)

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                                          For The Period
                                                                                           December 28,
                                                                                           1995 (Date of
                                                               Nine months ended           Inception) to
                                                                 September 30,             September 30,
                                                              2001            2000             2001
                                                         ----------------------------     --------------
                                                           Unaudited       Unaudited         Unaudited
Cash flows from operating activities:
  Net loss                                                (2,478,371)     $(5,742,876)     $(24,919,941)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                             221,516          268,039         1,172,402
    Stock, options & warrant compensation                    470,989        1,574,028         2,779,989
    Loss on impairment of investment                              --               --           155,591
    Loss on write-off of capital equipment                        --               --            97,969
    Amortization of debt discount                            232,393          435,580           954,705
    Purchase of rights to certain technology                      --               --         1,457,458
    Realized gain on marketable securities                        --               --           (66,660)
    Non-cash research and development                             --               --           500,344
    Changes in assets and liabilities:
      Accounts receivable                                    (44,482)           2,037           (82,282)
      Prepaid expenses and other current assets             (133,023)          26,321          (138,667)
      Other assets                                           (14,480)          (9,554)         (171,035)
      Accounts payable and accrued expenses                  297,704           33,054           812,893
      Deferred Revenue                                      (450,000)         342,500                --
      Accrued Interest                                        20,391           56,000           100,672
     Deferred Compensation                                        --               --                --
                                                         ----------------------------      ------------

      Net cash used in operating activities               (1,877,363)      (3,014,871)      (17,346,562)
                                                         ----------------------------      ------------

Cash flows from investing activities:
  Capital expenditures                                            --          (98,126)       (2,157,253)
  Sale (purchase) of investment securities                        --               --            66,660
  Investment in Open-I-Media                                      --         (170,000)         (170,000)
                                                         ----------------------------      ------------

      Net cash flow used in investing activities                  --         (268,126)       (2,260,593)
                                                         ----------------------------      ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock               1,995,474        2,883,000        19,358,530
  Receipts of stock subscriptions outstanding                     --               --             1,248
  Gross proceeds from sale of convertible debentures              --        1,500,000         1,500,000
  Proceeds from exercise of options                          189,783           38,155           242,557
  Net proceeds from sale of warrants                              --           52,174            52,174
  Convertible debentures and warrants issuance costs              --          (52,500)          (52,500)
  Proceeds from bridge notes                                      --               --         1,000,000
   Repayment of bridge notes                                      --               --        (1,000,000)
   Proceeds from sale & leaseback of equipment                    --               --         1,139,085
  Principal payments on capital lease obligations           (234,293)        (206,751)         (852,953)
                                                         ----------------------------      ------------

      Net cash provided from financing activities          1,950,964        4,214,078        21,388,141
                                                         ----------------------------      ------------

Net increase in cash and cash equivalents                     73,601          931,081         1,780,986
Cash and cash equivalents at beginning of period           1,707,385        1,758,541                --
                                                         ----------------------------      ------------
Cash and cash equivalents at end of period               $ 1,780,986      $ 2,689,622      $  1,780,986
                                                         ============================      ============

During the nine months ended September 30, 2001, certain creditors of the Company converted notes payable into equity in the amount of $1,052,623.

    The accompanying notes are an integral part of these financial statements

                             SIGA Technologies, Inc.
              NOTES TO THE SEPTEMBER 30, 2001 FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2001.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations through the end of December 31, 2002. The Company does not have commercial biomedical products, and does not expect to have such for several years, if at all. The Company believes that it will need additional funds to complete the development of its biomedical products. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In August 2001, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards (FAS) No. 143, "Accounting for Asset Retirement Obligations," ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The effective date for SFAS No. 143 is for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of the provisions of FAS 143 will have a material impact on its results of its operations or financial position.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect that the adoption of the provisions of SFAS No. 144 will have material impact on its results of it operations or financial position.

3. Stockholders' Equity

In August 2001, the Company raised gross proceeds of $1,159,500 in a private placement offering of common stock and warrants to purchase shares of the Company's common stock. The Company sold 409,636 shares of common stock and 307,226 warrants. The warrants are exercisable at $3.55 per share until September 30, 2008.

In May 2001, the Company raised gross proceeds of $850,000 in a private offering of common stock and warrants to purchase shares of the Company's common stock. The Company sold 425,000 shares of common stock and 425,000 warrants. The warrants are exercisable at $2.94 and have a term of seven years. The investors consisted of members of the board of directors, existing investors and new investors representing 43.4%, 5.9% and 50.8% of the investors in the transaction, respectively. The Company recorded a charge to earnings in the amount of $103,040 based upon the difference between the fair value and the price of the restricted stock for the shares purchased by members of the board of directors.

In May 2001, subject to approval by the shareholders, the Company granted 3,225,000 options, at an exercise price of $2.50 per share, to the members of the board of directors. On August 15, upon approval of the grant by the Company's shareholders, the Company issued the options and recorded a charge to earnings in the amount of $612,750 representing the difference between the fair value of the Company's common stock and the options' exercise price on the date of approval.

In January 2000, the Company completed a private placement of 6% convertible debentures at an aggregate principal amount of $1,500,000 and 1,043,478 warrants to purchase shares of the Company's common stock with a purchase price of $0.05 per warrant (the "January Financing"). The Company received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds raised. The debentures are convertible into common stock at $1.4375 per share. Interest at the rate of 6% per annum is payable on the principal of each convertible debenture in cash or shares of the Company's common stock, at the discretion of the Company upon conversion or at maturity. The warrants have a term of five years and are exercisable at $3.4059 per share. As of September 30, 2001, all of the debentures were converted into shares of the Company's preferred or common stock.

4. Employment Agreements

In June 2001 the Company entered into an employment agreement with an individual to serve as the Company's President and Chief Executive Officer (the "Executive"), expiring in June 2003. The agreement provides for an annual salary of $300,000. In addition the Executive was granted options to purchase 420,000 shares of the Company's common stock at $3.94 per share.

On October 31, 2001, the Company and the Executive entered into a separation and release agreement under which the Company will pay the Executive $40,000 over a period through October 5, 2002. Options previously granted to the Executive have been cancelled.

5. Consulting Agreements

In June 2001, the Company entered into a one year consulting agreement under which the consultant assists the Company with public relations efforts in Europe in exchange for 50,000 shares of the Company's restricted common stock. The restricted stock vests at an equal rate over the period of the agreement. As the restricted stock vests, the Company will record charges to earnings based upon the difference between the fair value and the price of the restricted stock.

In June 2001, the Company entered into a consulting agreement, under which the consultant will provide services to the Company for a three year period commencing on September 10, 2001. In consideration for the consulting services the consultant will be paid an annual fee of $50,000 payable quarterly. In addition, the Company granted the consultant options to purchase 225,000 shares of common stock at $3.94 per share. On September 10, 2001, ten percent of the options vested and the remaining shall vest in 36 monthly installments beginning on October 10, 2001. For the three months ended September 30, 2001, the Company recorded a charge of $45,000.

6. Subsequent Events

In October 2001, the Company issued and sold 850,000 common shares and 425,000 warrants raising gross proceeds of approximately $2.55 million. The warrants are exercisable at $3.60 per share of common stock up to October 2006.

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

Overview

      We are a development stage, technology company, whose primary focus is in biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through September 30, 2001, we have sustained cumulative net losses of $24,919,941, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for our common stock and non-cash compensation of $2,779,989. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through September 30, 2001, research and development expenses amounted to $11,633,173, patent preparation and prosecution expenses totaled $1,307,382, general and administration expenses amounted to $14,674,590. From inception through September 30, 2001 revenues from research and development agreements and government grants totaled $3,272,181.

            As of September 30, 2001, we had limited resources, had incurred cumulative net operating losses of $24,919,941 and expect to incur additional losses to perform further research and development activities. We do not have biomedical products which are commercially available, and we do not expect to have such for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. These circumstances raise substantial doubt about our ability to continue as a going concern. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            Our biotechnology operations are run out of our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing vaccine and antibiotic programs through a combination of government grants, corporate partnerships and strategic alliances. While we have had success in obtaining partners and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future. If we are unable to raise needed capital, our operations will need to be scaled back or discontinued.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Results of Operations

Three Months ended September 30, 2001 and September 30, 2000

      Revenues from grants and research and development contracts were $157,500 for the three months ended September 30, 2001 compared to $193,340 for the same period of 2000. During the three months ended September 30, 2001 we received research payments of $112,500 from Wyeth-Ayerst under the amendment to extend funding under our research agreement with them through September 30, 2001. We also recognized revenue from a research agreement with the Ross Products Division of Abbott Laboratories and Oregon State University for research performed under a sub-contract with the University. Revenue received in the three months ended September 30, 2001 was 18.5% lower than the $193,340 received in the three months ended September 30, 2000. Revenue in the three months ended September 30, 2000 included $138,340 received under various Small Business Innovation Research (SBIR) grants, no grant funding was received in the same period of the current year.

      General and administrative expenses decreased approximately 30% for the three months ended September 30, 2001 to $1,259,110 from $1,808,023 for the three months ended September 30, 2000. General and administrative expenses for the three months ended September 30, 2000 included a charge taken to reserve $250,000 advanced to a third party and non-cash charges of approximately $744,000 associated with warrant and option grants to consultants and directors. During the three months ended September 30, 2001, we recognized a charge of $612,750 to reflect the granting of options to directors with an exercise price that is less than the fair market value of our shares at the time the option plan was approved by stockholders. Excluding these charges, general and administrative expenses declined approximately 20% in the three months ended September 30, 2001 from the prior year period. The primary reason for the decrease was the result of a material reduction in general and administrative payroll resulting primarily from the elimination of staff associated with the Internet product. The decrease in payroll expense was partially offset by increased legal fees associated with the "Change in Control" that occurred in April of 2001.

      Research and development expenses declined approximately 43% to $497,739 for the three months ended September 30, 2001 from $876,075 for the three months ended September 30, 2000. In the three months ended September 30, 200l all expenses were for our core biotechnology activities. In the three months ended September 30, 2000, a significant portion of the expenses were incurred in the development of our Internet product. No comparable activity occured in the three months ended September 30, 2001.

      Patent preparation expense had a credit of $11,046 for the three months ended September 30, 2001 compared to an expense of $20,372 for the three months ended September 30, 2000. The credit for the three months ended September 30, 2001 is the result of patent payments made that are to be reimbursed by Wyeth-Ayerst and Washington University under our agreements with them.

      Net interest expense for the three months ended September 30, 2001 was $2,220 compared to expenses of $147,095 for the three months ended September 30, 2000. The 98.5% decrease in interest expense is the result of the conversion of the remainder of the $1,500,000 principal amount of the 6% convertible debenture and accrued interest into equity during the three months ended September 30, 2001. As of September 30, 2000, $1,400,000 of the debenture was outstanding.

      Net loss for the three months ended September 30, 2001 was $1,590,523, an approximate 40% decrease from the $2,685,225 loss incurred for the three months ended September 30, 2000. The decrease in the loss was primarily the result of significant reductions in expenses for general and administrative, research and development and interest as presented in detail above.

Nine Months ended September 30, 2001 and September 30, 2000

      Revenues from grants and research and development contracts increased to $1,144,500 for the nine months ended September 30, 2001 compared to $364,513 for the nine months ended September 30, 2000. The approximate 214% increase is the result of additional revenue from Wyeth-Ayerst. Upon consummation of an amendment to extend our agreement with Wyeth-Ayerst through September 30, 2001, we were able to recognize revenue of $562,500 from payments made to fund research that had been recorded as deferred revenue prior to signing the extension. In the nine months ended September 30, 2001, we received a total of $912,500 from Wyeth-Ayerst for research and milestone payments under our agreement with them dated July 1997. No revenue from Wyeth-Ayerst was recognized in the nine months ended September 30, 2000. Revenue for the three months ended September 30, 2000 was primarily from Phase I SBIR grants and a research payment under an agreement with the Ross Products Division of Abbott Laboratories.

      General and administrative expenses for the nine months ended September 30, 2001 were $1,959,710, a decrease of approximately 45% from the $3,585,370 of expenses incurred in the nine months ended September 30, 2000. Expenses for the nine months ended September 30, 2001 include a $612,750 non-cash charge to reflect the granting of options to directors with an exercise price that is less than the fair market value of our shares at the time the option plan was approved by stockholders. The nine months ended September 30, 2000 included approximately $744,000 of non-cash charges associated with grants of warrants and options to certain consultants and directors and $511,000 to reserve the amount advanced to a third party. Excluding these charges, expenses declined approximately 42%. The reduction in expenses was primarily due to a significant reduction in administrative payroll resulting from the elimination of staff associated with the Internet product and a non-cash credit taken for the cancellation of a portion of a warrant grant to a certain consultant. An increase in legal expenses associated with the "Change in Control" partially offset the decrease.

      Research and development expenses decreased by approximately 33% to $1,357,285 for the nine months ended September 30, 2001 from $2,030,705 for the same period in 2000. The primary reason for the decrease is that in the nine months ended September 30, 2000 we incurred costs associated with our Internet product as well as expenses for our core biotechnology activities. In the nine months ended September 30, 2001 research and development spending was directed only on our core biotechnology activities and was essentially at the same level as the prior year period.

      Patent preparation expense of $69,892 for the nine months ended September 30, 2001 was approximately 17% lower than the $84,489 incurred for the nine months ended September 30, 2000. The decrease in spending from the prior year period is the result of provisions under certain research agreements that reimburse us for certain patent costs incurred.

      Net interest expense for the nine months ended September 30, 2001 was $235,985 compared to expenses of $406,825 for the nine months ended September 30, 2000. The 42% decrease in interest expense is the result of the conversion of the remainder of $1,500,000 principal amount of the 6% convertible debenture and accrued interest during May, June and August of the current year.

      Net loss for the nine months ended September 30, 2001 was $2,478,372, an approximate 57% decrease from the $5,742,876 loss incurred for the nine months ended September 30, 2000. The decrease in the loss was primarily due to the increase in revenue recognized from Wyeth-Ayest for research and milestones achieved, a material reduction in general and administrative expenses, lower research and development expenses and reduced interest expense as described above.

Liquidity and Capital Resources

      As of September 30, 2001, we had $1,780,986 in cash and cash equivalents. In July of 1997 we entered into a collaborative two year research and license agreement with Wyeth-Ayerst Laboratories Division of American Home Products. Under the terms of the agreement, we have granted Wyeth-Ayerst an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement required Wyeth-Ayerst to sponsor further research by us for the development of the licensed technologies for a period of two years from the effective date of the agreement. On May 11, 2001, we entered into an amendment to the July 1, 1997 agreement. The amendment extended the term of the Agreement to September 30, 2001. The extension provides for Wyeth Ayerst to continue to pay the Company at a rate of $450,000 per year through the term of the amended agreement. During the term of the agreement as amended, September 30, 1999 through September 30, 2001, we have received $787,500 from Wyeth Ayerst to support work performed by us under the agreement and $237,000 for achieving a research milestone. Since the inception of the agreement through September 30, 2001 we have recorded a total of $2,825,000 of revenue from Wyeth-Ayerst. The agreement to fund additional research has not been extended beyond September 30, 2001.

      In May, June and August 2001 holders of the Company's 6% convertible debentures, consisting of an aggregate principal amount $1,350,000 and $104,165 of accrued interest, agreed to convert the debt and interest into convertible preferred stock. The converting debenture holders received Series A Preferred Shares at a conversion price of $1.4375 per share. The preferred shares will have a cumulative dividend of 6% per annum payable in cash or preferred stock at the Company's discretion. The shares are convertible into common stock on a one for one basis. Each holder of preferred stock is entitled to the number of votes into which the shares of preferred stock are convertible into common stock. In July 2001 certain holders of the Series A Preferred Shares converted their preferred shares and cumulative dividends into 626,578 shares of common stock. In November 2001 a holder of the preferred shares converted a portion of his preferred shares and accumulated dividends into 15,141 shares of common stock.

      On May 8, 2001, we completed a private placement of an aggregate of 425,000 shares of common stock and 425,000 warrants. We received gross proceeds of $850,000. The warrants have a term of seven years and may exercised at $2.94 per share.

      In August 31, 2001, we completed a private placement of an aggregate of 409,636 shares of common stock and 307,226 warrants to purchase common stock. The warrants may be exercised at $3.55 per share and have a term of seven years. We received gross proceeds of $1,159,500 from the transaction.

      On October 12, 2001, we completed a private placement of an aggregate of 850,000 shares of common stock and 425,000 warrants to purchase common stock. The warrants have a term of five years and may be exercised at $3.60 per share. We received net proceeds of approximately $2,371,500 out of the $2,550,000 gross proceeds from the transaction.

      We anticipate that our current resources combined with the proceeds raised subsequent to the period ended September 30, 2001 will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately through the end of 2002. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, on commercially reasonable terms. If we are unable to raise additional capital when needed, we may be forced to curtail certain activities and programs or possibly cease operations altogether.

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

                                     Part II
                                Other information

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds

      In July and August 2001, holders of the Company's 6% convertible debentures, consisting of an aggregate principal amount $100,000 and approximately $9,353 of accrued interest agreed to convert the debt and accrued interest into convertible Series "A" Preferred Stock. The converting debenture holders received preferred shares at a conversion price of $1.4375 per share. The preferred shares have a cumulative dividend of 6% per annum payable in cash or preferred stock at our discretion. The shares are convertible into common stock on a one for one basis. Each holder of preferred stock is entitled to the number of votes into which the shares of preferred stock are convertible into common stock. This transaction was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended. This transaction was completed without general solicitation or advertising and was offered only to accredited investors.

      In November 2001 a holder of our Series "A" Preferred Stock converted a portion of his preferred shares and accumulated dividends into 15,141 shares of common stock.

      On August 31, 2001, we completed a private placement of an aggregate of 409,636 shares of common stock and 307,226 warrants to purchase common stock. We received gross proceeds of $1,159,500. The warrants have a term of seven years and may bee exercised at $2.94 per share. This transaction was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended. This transaction was completed without general solicitation or advertising and was offered only to accredited investors.

      On October 12, 2001, we completed a private placement of an aggregate of 850,000 shares of common stock and warrants to purchase 425,000 shares of common stock. We received net proceeds of approximately $2,371,500 out the gross proceeds of $2,550,000. The warrants have a term of five years and may be exercised at $3.60 per share. This transaction was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended. This transaction was completed without general solicitation or advertising and was offered only to accredited investors.

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on August 15, 2001, the following matters were voted upon:

The following nominees were elected to the Board of Directors

Nominee                             Votes For                     Votes Withheld
-------                             ---------                     --------------
Donald G. Drapkin                   4,795,369                         10,950
Gabriel M. Cerrone                  4,795,369                         10,950
Thomas E. Constance                 4,795,369                         10,950
Mehmet C. Oz                        4,795,369                         10,950
Eric A Rose                         4,795,369                         10,950
Michael Weiner                      4,795,369                         10,950

Proposition 2

      To ratify the selection of PricewaterhousCoopers LLP as independent auditors of SIGA Technologies, Inc. for its fiscal year ending December 31, 2001.

         Votes For                  Votes Against                 Abstain
         ---------                  -------------                 -------
         4,797,319                      7,000                      2,000

Proposition 3

      To approve the amendment and restatement of Siga's amended 1996 incentive and non-qualified Stock Option Plan.

         Votes For                  Votes Against                 Abstain
         ---------                  -------------                 -------
         4,206,243                     153,921                    446,155

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      On September 19, 2001 we filed an 8-K regarding the completion of a private placement of common stock and warrants to purchases common shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIGA Technologies, Inc.
                                        (Registrant)


Date: November 14, 2001                 By: /s/ Thomas N. Konatich
                                            ------------------------------------

                                        Thomas N. Konatich
                                        Chief Financial Officer
                                        (Principal Accounting Officer and
                                        Financial Officer and Vice
                                        President, Finance)