Form 10KSB
period 2001-12-31
SIGA TECHNOLOGIES INC
filed 2002-04-01
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                            Commission File No. 0-23047
December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 18, 2002 as reported on the Nasdaq SmallCap Market was approximately $26,464,233. As of March 18, 2002 the registrant had outstanding 10,139,553 shares of Common Stock.

================================================================================

                             SIGA Technologies, Inc.

                                   Form 10-KSB

                                Table of Contents

Part I                                                                  Page No.

Item 1     Business........................................................  1

Item 2     Properties...................................................... 10

Item 3     Legal Proceedings............................................... 10

Item 4     Submission of Matters to a Vote of Security Holders............. 10

Part II

Item 5     Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................... 11

Item 6     Management's Discussion and Analysis for Financial Condition
           and Results of Operations....................................... 13

Item 7     Financial Statements and Supplementary Data..................... 22

Item 8     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure............................................ 22

Part III

Item 9     Directors and Executive Officers of the Registrant.............. 23

Item 10    Executive Compensation.......................................... 25

Item 11    Security Ownership of Certain Beneficial Owners and Management.. 28

Item 12    Certain Relationships and Related Transactions.................. 31

Part IV

Item 13    Exhibits, Lists and Reports on Form 8-K......................... 32

Signatures................................................................. 36

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

Introduction

      SIGA is a development stage biotechnology company. Our focus is on the discovery, development and commercialization of vaccines, antibiotics and novel anti-infectives for serious infectious diseases. Our lead vaccine candidate is for the prevention of group A streptococcal pharyngitis or "strep throat." We are developing a technology for the mucosal delivery of our vaccines which may allow those vaccines to activate the immune system at the mucus lined surfaces of the body -- the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts -- the sites of entry for most infectious agents. SIGA's anti-infectives programs are aimed at the increasingly serious problem of drug resistance; they are designed to block the ability of bacteria to attach to human tissue, the first step in the infection process.

Technology

      Vaccine Technologies: Mucosal Immunity and Vaccine Delivery

      Using proprietary technology licensed from The Rockefeller University ("Rockefeller"), SIGA is developing certain commensal bacteria ("commensals") as a means to deliver mucosal vaccines. Commensals are harmless bacteria that naturally inhabit the body's surfaces with different commensals inhabiting different surfaces, particularly the mucosal surfaces. Our vaccine candidates use genetically engineered commensals to deliver antigens for a variety of pathogens to the mucosal immune system. When administered, the genetically engineered ("recombinant") commensals colonize the mucosal surface and replicate. By activating a local mucosal immune response, our vaccine candidates are designed to prevent infection and disease at the earliest possible stage. By comparison, most conventional vaccines are designed to act after infection has already occurred.

      Our commensal vaccine candidates use Gram-positive bacteria, one of two major classes of bacteria. Rockefeller scientists have identified a protein region that is used by Gram-positive bacteria to anchor proteins to their surfaces. We are using the proprietary technology licensed from Rockefeller to combine antigens from a wide range of infectious organisms, both viral and bacterial, with the surface protein anchor region of a variety of commensal organisms. By combining a specific antigen with a specific commensal, vaccines may be tailored to both the target pathogen and its mucosal point of entry.

      To target an immune response to a particular mucosal surface, a vaccine would employ a commensal organism that naturally inhabits that surface. For example, vaccines targeting sexually transmitted diseases might employ Lactobacillus acidophilus, a commensal colonizing the female urogenital tract. Vaccines targeting gastrointestinal ("GI") diseases could employ Lactobacillus casei, a commensal colonizing the GI tract. We have conducted initial experiments using Streptococcus gordonii ("S. gordonii"), a commensal that colonizes the oral cavity and that may potentially be used in vaccines targeting pathogens that enter through the upper respiratory tract, such as the influenza virus.

      By using an antigen unique to a given pathogen, the technology may potentially be applied to any infectious agent that enters the body through a mucosal surface. Our founding scientists have expressed and anchored a variety of viral and bacterial antigens on the outside of S. gordonii, including the M6 protein from group A streptococcus, a group of organisms that cause a range of diseases, including strep throat, necrotizing fasciitis, impetigo and scarlet fever. In addition, proteins from other infectious agents, such as HIV and human papilloma virus have also been expressed using this system. We believe this technology will enable the expression of most antigens regardless of size or shape. In animal studies, we have shown that the administration of a recombinant
S. gordonii vaccine prototype induces both a local mucosal immune response and a systemic immune response.

We believe that mucosal vaccines developed using our proprietary commensal delivery technology could provide a number of advantages, including:

o More complete protection than conventional vaccines: Mucosal vaccines in general may be more effective than conventional parenteral (injectable) vaccines, due to their ability to produce both a systemic and local (mucosal) immune response.

o Safety advantage over other live vectors: A number of bacterial pathogens have been genetically rendered less infectious, or attenuated, for use as live vaccine vectors. Commensals, by virtue of their substantially harmless nature, may offer a safer delivery vehicle without fear of genetic reversion to the infectious state inherent in attenuated pathogens.

o Non-injection administration: Oral, nasal, rectal or vaginal administration of the vaccine eliminates the need for painful injections with their potential adverse reactions.

o Potential for combined vaccine delivery: The Children's Vaccine Initiative, a world wide effort to improve vaccination of children sponsored by the World Health Organization (WHO), has called for the development of combined vaccines, specifically to reduce the number of needle sticks per child, by combining several vaccines into one injection, thereby increasing compliance and decreasing disease. We believe our commensal delivery technology can be an effective method of delivery of multi-component vaccines within a single commensal organism that address multiple diseases or diseases caused by multiple strains of an infectious agent.

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

      In contrast to the above program, which focuses on Gram-positive bacteria, our pilicide program, based upon initial research performed at Washington University, focuses on a number of new and novel targets all of which impact on the ability of Gram-negative bacteria to assemble adhesive pili on their surfaces. Pili are proteins on the surfaces of Gram-negative bacteria -- such as
E. coli, salmonella, and shigella -- that are required for the attachment of the bacteria to human tissue, the first step in the infection process. This research program is based upon the well-characterized interaction between a periplasmic protein -- a chaperone -- and the protein subunits required to form pili. In addition to describing the process by which chaperones and pili subunits interact, we have developed the assay systems necessary to screen for potential therapeutic compounds, and have provided an initial basis for selecting novel antibiotics that work by interfering with the pili adhesion mechansism.

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

      Strep Throat Vaccine Candidate. Until the age of 15, many children suffer recurrent strep throat infections. Up to three percent of ineffectively treated strep throat cases progress to rheumatic fever, a debilitating heart disease, which worsens with each succeeding streptococcal infection. Since the advent of penicillin therapy, rheumatic fever in the United States has experienced a dramatic decline. However, in the last decade, rheumatic fever has experienced a resurgence in the United States. Part of the reason for this is the latent presence of this organism in children who do not display symptoms of a sore throat, and, therefore, remain untreated and at risk for development of rheumatic fever. Based on data from the Centers for Disease Control and Prevention, there are five to 10 million cases of pharyngitis due to group A streptococcus in the United States each year. There are over 32 million children in the principal age group targeted by us for vaccination. Worldwide, it is estimated that one percent of all school age children in the developing world have rheumatic heart disease. Additionally, despite the relative ease of treating strep throat with antibiotics, the specter of antibiotic resistance is always present. In fact, resistance to erythromycin, the second line antibiotic in patients allergic to penicillin, has appeared in a large number of cases.

      No vaccine for strep throat has been developed because of the problems associated with identifying an antigen that is common to the more than 120 different serotypes of group A streptococcus, the bacterium that causes the disease. We have licensed from Rockefeller a proprietary antigen which is common to most types of group A streptococcus, including types that have been associated with rheumatic fever. When this antigen was orally administered to animals, it was shown to provide protection against multiple types of group A streptococcal infection. Utilizing this antigen, we are seeking to develop a mucosal vaccine for strep throat.

      Our strep throat vaccine candidate expresses the strep throat antigen on the surface of the commensal S. gordonii, which lives on the surface of the teeth and gums. Pre-clinical research in mice and rabbits has established the ability of this vaccine candidate to colonize and induce both a local and systemic immune response. We are collaborating with the National Institutes of Health (the "NIH") and the University of Maryland Center for Vaccine Development on the clinical development of this vaccine candidate. In cooperation with the NIH we filed an Investigational New Drug Application ("IND") with the United States Food and Drug Administration (the "FDA") in December 1997. The first stage of these clinical trials, utilizing the commensal delivery system without the strep throat antigen, were completed at the University of Maryland in 2000. The study showed the commensal delivery system to be well-tolerated and that it spontaneously eradicated or was easily eradicated by conventional antibiotics. A second clinical trial of the commensal delivery system without the strep throat antigen was initiated in 2000 at the University of Maryland. The study was completed in January 2002 and the results corroborated the results of the earlier study regarding tolerance and spontaneous eradication.

      STD Vaccine Candidates. One of the great challenges in vaccine research remains the development of effective vaccines to prevent sexually transmitted diseases (STDs). Two principal pathogens that are transmitted via this route are chlamydia, the most common bacterial STD, and Neisseria, the causative agent of gonorrhea. To date, a great deal of effort has been expended, without appreciable success, to develop effective injectable prophylactic vaccines versus these pathogens. Given that both of these pathogens enters the host through the mucosa, we believe that induction of a vigorous mucosal response to certain bacterial antigens may protect against acquisition of the initial infection. To test this hypothesis, we have expressed newly discovered antigens from these pathogens in our proprietary mucosal vaccine delivery system. These live recombinant vaccines will be delivered to animals and tested for local and systemic immune response induction, and whether these responses can block subsequent bacterial infections. We have licensed technology from Oregon State University and Washington University in support of our chlamydia and Neisseria programs, respectively. In February 2000 we entered into an option agreement with the Ross Products Division of Abbott Laboratories
(Ross) which will provide funding to further development of an STD vaccine product. The research program was completed in late 2001 and a report has been sent of Ross. Ross is currently reviewing the data presented and the will decide whether or not they will exercise their option under the agreement.,

Mucosal Vaccine Delivery System

      We are developing our proprietary mucosal vaccine delivery system, which is a component of our vaccine program, for license to other vaccine developers. Our commensal vaccine candidates utilize Gram-positive bacteria as vectors for the presentation of antigens. We are using proprietary technology to anchor antigens from a wide range of infectious organisms, both viral and bacterial, to the surface protein anchor region of a variety of commensal organisms. By combining a specific antigen with a specific commensal, we believe that vaccines can be tailored to both the target pathogen and its mucosal point of entry.

      We have developed several genetic methods for recombining foreign sequences into the genome of Gram-positive bacteria at a number of non-essential sites. Various parameters have been tested and optimized to improve the level of foreign protein expression and its immunogenicity. In pre-clinical studies, recombinant commensals have been implanted into the oral cavities of several animal species with no observed deleterious effects. The introduced vaccine strains have taken up residence for prolonged periods of time and induce both a local mucosal (IgA) as well as a systemic immune response (IgG and T-cell).

      We have completed two early stage clinical evaluations of our mucosal vaccine delivery system based on the commensal bacterium, S. gordonii. These clinical studies were designed to test the safety of the formulation, to monitor the extent and duration of colonization of the nasal and oral cavities and to determine if the delivery system could be eradicated at the end of the study with a regimen of conventional antibiotics. A total of 47 volunteers between the ages of 18 and 40 completed the first study, performed in the United Kingdom, in which S. gordonii was delivered to the nasal passage and oral cavity. A total of 60 volunteers completed a second study which was conducted at the University of Maryland as part of our strep throat vaccine program as described above. The results of the studies indicated the delivery system was well-tolerated and that the delivery system spontaneously eradicated or was easily eradicated by conventional antibiotics. The ongoing clinical studies at the University of Maryland are also designed to evaluate S. gordonii as a commensal bacterial delivery system for our vaccine targeting strep throat.

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

      Gram-Positive Antibiotic Technology. Our lead anti-infectives program is based on a novel target for antibiotic therapy. Our founding scientists have identified an enzyme, a selective protease, utilized by most Gram-positive bacteria to anchor certain proteins to the bacterial cell wall. These surface proteins are the means by which certain bacteria recognize, adhere to and colonize specific tissue. Our strategy is to develop protease inhibitors as novel antibiotics. We believe protease inhibitors will have wide applicability to Gram-positive bacteria in general, including antibiotic resistant staphlyococcus and a broad range of serious infectious diseases including meningitis and respiratory tract infections. In 1997, we entered into a collaborative research and license agreement with Wyeth ("Wyeth") to identify and develop protease inhibitors as novel antibiotics. In the first quarter of 2001 we received a milestone payment from Wyeth for delivery of the first quantities of protease for screening, and high-throughput screening for protease inhibitors was initiated. In connection with our effort on this program we have entered into a license with the University of California at Los Angeles (UCLA) for certain technology that may be incorporated into our development of products for Wyeth.

      Gram-Negative Antibiotic Technology. We have entered into a set of technology transfer and related agreements with MedImmune, Inc. ("MedImmune"), Astra AB and The Washington University, St. Louis ("Washington University"), pursuant to which we acquired rights to certain Gram-negative antibiotic targets, products, screens and services developed at Washington University. In February 2000, we ended our collaborative research and development relationship with Washington University on this technology. (See "Collaborative Research and Licenses"). We maintain a non-exclusive license to technology acquired through these related agreements. We are using this technology in the development of antibiotics against Gram-negative pathogens. These bacteria use structures called pili to adhere to target tissue, and we plan to exploit the assembly and export of these essential infective structures as novel anti-infective targets. We continue to work on enhancing the intellectual property that we share with Washington University.

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

      Biological Defense Program. The U.S. governments budget for the fiscal year beginning October 1, 2002 proposes a $1.5 billion increase in federal spending on bioterrorism related research and infrastructure which will bring total spending in this area to more than $1.7 billion. One of the major concerns is smallpox, although declared extinct in 1980 by the World Health Organization, it is believed that rogue nations such as Iran, Iraq, Libya and North Korea may have an illegal inventory of the virus that causes small pox. The only legal inventory of the virus is held under extremely tight security at the Centers For Disease Control in Atlanta, Georgia and at a laboratory in Russia. As a result of this threat, the U.S. government will be making significant expenditures on finding a way to counteract the virus if turned loose by terrorists or on a battlefield. SIGA, in collaboration with Rockefeller University and Oregon State University, is working on ways to disable the virus' ability to replicate. If the virus can not replicate, it can not overwhelm the immune system and, theoretically, can not kill its victims. The parties are also working on developing nasal sprays and lozenges that could combat toxins such as anthrax. In September 2000, we entered into a subcontract agreement with Oregon State University. The subcontract agreement is part of a project targeted towards developing novel antiviral drugs capable of preventing disease and pathology for smallpox in the event this pathogen were to be used as an agent of bioterrorism. The project is being funded by a grant from the NIH to Oregon State University. The basic virology aspects of the project will be conducted at OSU and the drug development will be performed by SIGA under subcontract.

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

      Veterinary Program. We believe our vaccine and anti-infectives technologies also provide opportunities to develop biopharmaceutical products for the veterinary health care market. Based on sales of the major companies in the veterinary market, we estimate the world wide veterinary market to have been approximately $4 billion in 2001. In the U.S. alone, there are 120 million cats and dogs, 2 million horses, 100 million cattle, 56 million hogs and 8 million sheep and goats. In December 2000 we entered into a collaborative agreement with Fort Dodge Animal Health, a division of Wyeth, focusing on the design of novel vaccines for the prevention of veterinary diseases. The research collaboration combines SIGA's bacterial commensal delivery technology with Fort Dodge's proprietary veterinary antigens. SIGA will be responsible for the construction and characterization of candidate vaccines while Fort Dodge will assess the immunogenicity and protective capacity of the target animal species. We are in discussions with a number of potential strategic partners to undertake collaborative development agreements in this field. To date, we have not concluded any agreements with these potential strategic partners.

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

      Rockefeller University. SIGA and Rockefeller have entered into an exclusive worldwide license agreement whereby we have obtained the right and license to make, use and sell mucosal vaccines based on gram-positive organisms and products for the therapy, prevention and diagnosis of diseases caused by streptococcus, staphylococcus and other organisms. The license covers two issued United States patents and one issued European patent as well as 11 pending United States patent applications and corresponding foreign patent applications. The issued United States patents expire in 2005 and 2014, respectively. The agreement generally requires us to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and we are responsible for certain milestone payments and for the costs of filing and prosecuting patent applications. In the year ended December 31, 2001, we recognized revenue from sublicensees of $1,025,000.

      Oregon State University. Oregon State is also a party to our license agreement with Rockefeller whereby we have obtained the right and license to make, use and sell products for the therapy, prevention and diagnosis of diseases caused by streptococcus. Pursuant to a separate research support agreement with Oregon State, we provided funding for sponsored research through December 31, 1999, with exclusive license rights to all inventions and discoveries resulting from this research. At this time, no additional funding is contemplated under this agreement, however we retain the exclusive licensing rights to the inventions and discoveries that may arise from this collaboration. During 1999, we acquired an option to enter into a license with the University in which we will acquire the rights to certain technology pertaining to the potential development of a chlamydia vaccine. In February 2000, we exercised our option and pursuant to an exclusive license agreement dated March, 2000, we have made certain payments to the University as part of our obligation under the option.

      In September 2000, we entered into a subcontract with Oregon State University. The contract is for a project which is targeted towards developing novel antiviral drugs capable of preventing disease and pathology for smallpox in the event this pathogen were to be used as an agent of bioterrorism. The project is being funded by a grant from the NIH. The basic virology aspects of the project will be conducted at OSU and the drug development will be performed by SIGA under the subcontract. The budget for the subcontract work will be negotiated on a year by year basis with OSU depending on progress of the program and funding available. In the year ended December 31, 2001 we recognized revenue of $15,000. On October 5, 2001 the agreement was extended through August 31, 2002.

      National Institutes of Health. We have entered into a clinical trials agreement with the NIH pursuant to which the NIH, with our cooperation, will conduct clinical trials of our strep throat vaccine candidate.

      Wyeth. We have entered into a collaborative research and license agreement with Wyeth in connection with the discovery and development of anti-infectives for the treatment of gram-positive bacterial infections. Pursuant to the agreement, Wyeth provided funding for a joint research and development program, subject to certain milestones, through September 30, 1999 and is responsible for additional milestone payments. In May 2001, we entered into an amendment to the July 1, 1997 agreement. The amendment extended the term of the Agreement to September 30, 2001. The extension provided for Wyeth to continue to pay the Company at a rate of $450,000 per year through the term of the amended agreement. During the term of the agreement as amended, we received $787,500 from Wyeth to support work performed by SIGA under the agreement and $237,500 for achieving a research milestone. For the year ended December 31, 2001 we recognized revenue of $1,025,000. The agreement to fund additional research was not extended beyond September 30, 2001.

      In December 2000, we entered into a collaborative agreement with Fort Dodge Animal Health, a division of Wyeth. The collaboration is focused on the design of novel vaccines for the prevention of veterinary diseases. The research collaboration combines SIGA's bacterial commensal delivery technology with Fort Dodge's proprietary veterinary antigens. SIGA will be responsible for the construction and characterization of candidate vaccines while Fort Dodge will assess the immunogenicity and protective capacity of the target animal species.

      Washington University. In February 1998, we entered into a research collaboration and worldwide license agreement with Washington University pursuant to which we obtained the right and license to make, use and sell antibiotic products based on gram-negative technology for all human and veterinary diagnostic and therapeutic uses. The license covered five pending United States patent applications and corresponding foreign patent applications. The agreement generally required us to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and we were responsible for certain milestone payments and for the costs of filing and prosecuting patent applications. Pursuant to the agreement, we agreed to provided funding to Washington University for sponsored research through February 6, 2001, with exclusive license rights to all inventions and discoveries resulting from this research. During 1999, a dispute arose between the parties regarding their respective performance under the agreement. In February 2000, the parties reached a settlement agreement and mutual release of their obligations under the research collaboration agreement. Under the terms of the settlement, we are released from any further payments to the University and have disclaimed any rights to the patents licensed under the original agreement. As part of the settlement agreement, we entered into a non-exclusive license to certain patents covered in the original agreement.

      Abbott Laboratories. In March 2000, we entered into an agreement with the Ross Products Division of Abbott Laboratories ("Ross"). The agreement grants Ross an exclusive option to negotiate an exclusive license to certain SIGA technology and patents in addition to certain research development services. In exchange for research services and the option, Ross was obligated to pay us $120,000 in three installments of $40,000. The entire $120,000 was recognized in our results of operations, $40,000 of which was recognized for the year ended December 31, 2001.

      Regents of the University of California. In December 2000, we entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California ("Regents"). Under the license agreement SIGA obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. In the event that the Company sub-leases the license, it shall pay Regents 15% of all royalty payments made to SIGA. Under the agreement, SIGA will also pay Regents 15% of all royalties received from Wyeth.

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

      The pre-marketing program required for approval by the FDA of a new drug typically involves a time-consuming and costly three-phase process. In Phase I, trials are conducted with a small number of patients to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with small groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for statistical proof of efficacy and safety required by the FDA and others.

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

      Commercialization of animal health products can be accomplished more rapidly than human health products. Unlike the human market, potential vaccine or therapeutic products can be tested directly on the target animal as soon as the product leaves the research laboratory. The data collected in these trials is submitted to the U.S. Department of Agricultural for review and eventual product approval.

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

Human Resources and Facilities

      As of March 18, 2002 we had 12 full time employees. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be good.

Item 2. Properties

      Our headquarters are located in New York, New York and our research and development facilities are located in Corvallis, Oregon. In New York, we lease approximately 5,200 square feet under a lease that expires in November 2002. In Corvallis, we lease approximately 10,000 square feet under a lease that expires in December 2004.

Item 3. Legal Proceedings

      SIGA is not a party, nor is its property the subject of, any pending legal proceedings other than routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

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

                                   Price Range

2000                                                 High               Low

First Quarter                                        $9.38             $1.44
Second Quarter                                       $5.50             $3.00
Third Quarter                                        $4.88             $2.59
Fourth Quarter                                       $5.31             $3.00

2001                                                 High               Low

First Quarter                                        $4.09             $1.65
Second Quarter                                       $4.24             $1.75
Third Quarter                                        $4.05             $2.29
Fourth Quarter                                       $4.00             $2.03

      As of March 18, 2002, the closing sales price of our common stock was $2.61 per share. There were 53 holders of record as of March 18, 2002. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of common stock is held in broker "street names."

      We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. We are not under any contractual restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

      In May, June and August 2001 holders of the Company's 6% convertible debentures, consisting of an aggregate principal amount $1,375,000 and $105,719 of accrued interest, agreed to convert the debt and interest into convertible preferred stock and common stock. The holders of debentures in the principal amount of $1,350,000 received 1,011,593 shares of Series A Preferred Shares at a conversion price of $1.4375 per share. The preferred shares have a cumulative dividend of 6% per annum payable in cash or preferred stock at the Company's discretion. The shares are convertible into common stock on a one-for-one basis. Each holder of preferred stock is entitled to the number of votes into which the shares of preferred stock are convertible into common stock. In July 2001, holders of 617,327 shares of the Series A Convertible Preferred stock converted their preferred shares and accrued dividends into 626,578 shares of common stock. In November 2001 a holder of 14,972 shares of the preferred stock converted a portion of his preferred shares and accumulated dividends into 15,141 shares of common stock.

      On May 8, 2001, we completed a private placement of an aggregate of 425,000 shares of common stock and 425,000 warrants. We received gross proceeds of $850,000. The warrants have a term of seven years and may be exercised at $2.94 per share.

      In June 2001, we entered into a one year consulting agreement, pursuant to which a consultant will provide public relations services to SIGA in exchange for 50,000 shares of restricted common stock. As of December 31, 2001, we recorded charges to earnings of $77,333, based on the difference between the fair value and the price of this restricted common stock.

      In August 31, 2001, we completed a private placement of an aggregate of 409,636 shares of common stock and 307,226 warrants to purchase common stock. The warrants may be exercised at $3.55 per share and have a term of seven years. We received net proceeds $1,145,470 from the transaction.

      On October 12, 2001, we completed a private placement of an aggregate of 850,000 shares of common stock and 425,000 warrants to purchase common stock. The warrants have a term of seven years and may be exercised at $3.60 per share. We received net proceeds of approximately $1,145,470 out of the $2,550,000 gross proceeds from the transaction.

Recent Developments

      In March of 2002 we signed a non-binding letter of intent to acquire all of the outstanding shares of Allergy Therapeutics (Holdings) Limited. Additionally, as part of the transaction we will acquire an exclusive license to certain vaccine-related property from Elan Corporation, through its subsidiaries. Under the terms of the letter, we will issue shares to the Allergy stockholders which will result in 47.5% ownership to each of the former shareholders of Siga and the former shareholders of Allergy of the outstanding common stock, on a fully diluted basis. Elan Corporation will own 5% of the outstanding common stock on a fully diluted basis.

      The transaction is subject to certain conditions, including, without limitation, the completion of due diligence, the negotiation and execution of definitive agreements, obtaining any necessary regulatory approvals and the approval of the transaction by SIGA's and Allergy Therapeutics' respective shareholders.

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

Overview

      We are a development stage, technology company, whose primary focus is in biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through December 31, 2001, we have sustained cumulative net losses of $26,171,175, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for our common stock. In addition, a non-cash charge of $2,875,743 was incurred for stock option and warrant compensation expense. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through December 31, 2001, research and development expenses amounted to $12,009,076, patent preparation and prosecution expenses totaled $1,354,754, general and administration expenses amounted to $15,383,445. From inception through December 31, 2001 revenues from research and development agreements and government grants totaled $3,287,181.

      Since inception, SIGA has had limited resources, has incurred cumulative net operating losses of $26,171,175 and expects to incur additional losses to perform further research and development activities. We do not have commercial biomedical products, and we do not expect to have such for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds to support operations through the second quarter of 2003.

      Our biotechnology operations are run out of our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing vaccine and antibiotic programs through a combination of government grants and strategic alliances. While we have had success in obtaining strategic alliances and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

      In March of 2002 we signed a non-binding letter of intent to acquire all of the outstanding shares of Allergy Therapeutics (Holdings) Limited. Additionally, as part of the transaction we will acquire an exclusive license to certain vaccine-related property from Elan Corporation, through its subsidiaries. Under the terms of the letter, we will issue shares to the Allergy stockholders which will result in 47.5% ownership to each of the former shareholders of Siga and the former shareholders of Allergy of the outstanding common stock, on a fully diluted basis. Elan Corporation will own 5% of the outstanding common stock on a fully diluted basis.

      The transaction is subject to certain conditions, including, without limitation, the completion of due diligence, the negotiation and execution of definitive agreements, obtaining any necessary regulatory approvals and the approval of the transaction by SIGA's and Allergy Therapeutics' respective shareholders.

Significant Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101 the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable.

Valuation of Investments

We periodically review the carrying value of our investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

SIGA does not have any off-balance sheet arrangements.

Results of Operations

Twelve Months ended December 31, 2001 and December 31, 2000.

      Revenues from grants and research and development contracts were $1,159,500 for the twelve months ended December 31, 2001 compared to $483,120 for the same period of 2000. The approximate 140% increase in revenue for the period ended December 31, 2001 is primarily the result of an increase in revenue from Wyeth. Upon consummation of an Amendment to extend our agreement with Wyeth through September 30, 2001 we were able to recognize revenue of $450,000 from payments made to fund research that had been recorded as deferred revenue at December 31, 2000. In total, for the twelve months ended December 31, 2001, $1,025,000 of revenue from research and milestones payments were recorded from Wyeth under our agreement with them dated July 1997. For the twelve months ended December 31, 2000 no revenue from Wyeth was recorded. Income for the twelve months ended December 31, 2000 was primarily from payments made under Small Business Innovation Research (SBIR) grants received from the National Institutes of Health (NIH).

      General and administrative expenses for the twelve months ended December 31, 2001 were $2,570,869, a decrease of approximately 47% from an expense of $4,851,100 for the twelve months ended December 31, 2000. Included in the expenses for the twelve months ended December 31, 2001 were non-cash charge of $612,750 to reflect the granting of options to directors with an exercise price that is less than the fair market value of our shares at the time of the grant. For the twelve months ended December 31, 2000 there were non-cash charges of $1,524,602 associated with grants of options and warrants to certain consultants and directors and $511,000 to reserve the amount advanced to a third party. Excluding these charges, expenses declined approximately 41%. The decrease in expenditures was primarily the result of a significant reduction in administrative payroll resulting from the elimination of staff associated with the internet product and a non-cash credit taken for the cancellation of a portion of a warrant grant to a certain consultant. An increase in legal expenses associated with the "Change in Control" partially offset the decrease.

      Research and development expenses decreased to $1,733,188 for the twelve months ended December 31, 2001 from $2,608,907 for the same period in 2000. The approximate 34% decline in expenses from the twelve months ended December 31, 2000 was primarily the result of the discontinuance of activities associated with the Internet product. Research and development expenses for our core biotechnology programs were essentially the same in both years.

      In July 2000, we acquired 12.5% equity position in Open-I-media. Under the terms of the agreement, Open-I-media received $170,000 in cash, 40,336 shares of our common stock, and certain assets consisting of the instant messenger product, PeerFinder and fixed fixed assets with a net book value of $80,697. At December 31, 2001 and 2000 we assessed the value of our investment in Open-I-media. We reviewed certain events and changes in circumstances indicating that the carrying amount of the investment in Open-I-media may not be recoverable in its entirety. In 2000, we elected to reduce the carrying amount of our investment to reflect its recoverable value as of the year-end and recorded an impairment charge of $156,000. At December 31, 2001, management reviewed all available information and as a result of our analysis, we determined that the carrying value of our investment should be written off. An impairment charge of $256,106 was recorded for the year ended December 31, 2001.

      Patent preparation expense of $117,264 for the twelve months ended December 31, 2001 was approximately 10% higher than the $106,647 incurred for the twelve months ending December 31, 2000. The increase in spending from the prior year period reflects the result of an increase in cost associated with foreign patent filings.

      Total operating loss for the twelve months ended December 31, 2001 was $3,729,606 an approximate 47% reduction from the $7,083,534 loss incurred for the twelve months ended December 31, 2000. The decline in the operating loss was primarily due to an increase in revenue and a material reduction in general and administrative and research and development expense as described above.

      Net interest expense for the twelve months ended December 31, 2001 was $192,679 compared to an expense of $550,464 for the twelve months ended December 31, 2000. The 65% decrease in interest expense is the result of the conversion of the remainder of the $1,500,000 principle amount of the 6% convertible debenture and accrued interest during the twelve months ended December 31, 2001.

Quarterly Results of Operations

      The following table sets forth selected unaudited quarterly statements of operations data, in dollar amounts and as percentages of net revenue, for the four quarters ended December 31, 2000 and for the four quarters ended December 31, 2001. This information has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this annual statement, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The quarterly data should be read with our financial statement and then noted to those statements appearing elsewhere in the annual statement.

2000

      ($ in 000's)              Q1        Q2        Q3        Q4
                                --        --        --        --
      Revenue                 $   81    $   91    $  193    $  118
         G&A                  $  811    $  966    $1,808    $1,266
            % of Revenue       1,001%    1,062%      937%    1,073%
         R&D                  $  763    $  392    $  876    $  578
            % of Revenue         942%      431%      454%      490%
         Patent Prep. Costs   $   26    $   38    $   20    $   22
            % of Revenue          32%       42%       10%       19%
         Operating Loss       $1,519    $1,305    $2,511    $1,747
            % of Revenue       1,875%    1,434%    1,301%    1,481%
         Net Loss             $1,638    $1,447    $2,658    $2,046
            % of  Revenue      2,022%    1,590%    1,377%    1,734%
         Basic and
            diluted loss
            per share          (0.25)    (0.20)    (0.36)    (0.27)

2001

    ($ in 000's)                Q1        Q2        Q3        Q4
                                --        --        --        --
      Revenue                 $  305    $  683    $  158    $   15
         G&A                  $   65    $  635    $1,259    $  611
            % of Revenue          21%       93%      797%    4,073%
         R&D                  $  431    $  429    $  498    $  376
            % of Revenue         141%       63%      315%    2,507%
         Patent Prep. Costs   $   18    $   63    $  (11)   $   47
            % of Revenue           6%        9%       (7)%     313%
         Operating Loss       $  209    $  445    $1,588    $1,019
            % of Revenue          69%       65%    1,005%    6,793%
         Net Loss             $  368    $  520    $1,591    $1,251
            % of  Revenue        121%       76%    1,007%    8,340%
         Basic and
            diluted loss
            per share          (0.05)    (0.07)    (0.19)    (0.13)

Liquidity and Capital Resources

      As of December 31, 2001 we had $3,148,160 in cash and cash equivalents. In July of 1997 we entered into a collaborative two year research and license agreement with Wyeth. Under the terms of the agreement, we have granted Wyeth an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement required Wyeth to sponsor further research by us for the development of the licensed technologies for a period of two years from the effective date of the agreement. On May 11, 2001, we entered into an amendment to the July 1, 1997 agreement. The amendment extended the term of the Agreement to September 30, 2001. The extension provided for Wyeth to continue to pay the Company at a rate of $450,000 per year through the term of the amended agreement. During the amended term of the agreement, September 30, 1999 through September 30, 2001, we have received $787,500 from Wyeth to support work performed by SIGA under the agreement. In addition, we received $237,000 for achieving a research milestone. The agreement to fund additional research was not extended beyond September 30, 2001. Since the inception of the agreement through December 31, 2001 we have recorded a total of $2,725,000 of revenue from Wyeth.

      In May, June and August 2001 holders of the Company's 6% convertible debentures, consisting of an aggregate principal amount $1,375,000 and $105,719 of accrued interest, agreed to convert the debt and interest into convertible preferred stock and common stock. The holders of debentures in the principal amount of $1,350,000 received 1,011,593 shares of Series A Convertible Preferred Shares at a conversion price of $1.4375 per share. The preferred shares have a cumulative dividend of 6% per annum payable in cash or preferred stock at the Company's discretion. The shares are convertible into common stock on a one for one basis. Each holder of preferred stock is entitled to the number of votes into which the shares of preferred stock are convertible into common stock. In July 2001 holders of 617,327 shares of the Series A Convertible Preferred Shares converted their preferred shares and accrued dividends into 626,578 shares of common stock. In November 2001 a holder of the preferred shares converted a portion of his preferred shares and accumulated dividends into 15,141 shares of common stock.

      On May 8, 2001, we completed a private placement of an aggregate of 425,000 shares of common stock and 425,000 warrants. We received gross proceeds of $850,000. The warrants have a term of seven years and may be exercised at $2.94 per share.

      In August 31, 2001, we completed a private placement of an aggregate of 409,636 shares of common stock and 307,226 warrants to purchase common stock. The warrants may be exercised at $3.55 per share and have a term of seven years. We received net proceeds $1,145,470 from the transaction.

      On October 12, 2001, we completed a private placement of an aggregate of 850,000 shares of common stock and 425,000 warrants to purchase common stock. The warrants have a term of seven years and may be exercised at $3.60 per share. We received net proceeds of approximately $2,361,500 out of the $2,550,000 gross proceeds from the transaction.

      In March of 2002 we signed a non-binding letter of intent to acquire all of the outstanding shares of Allergy Therapeutics (Holdings) Limited. Additionally, as part of the transaction we will acquire an exclusive license to certain vaccine-related property from Elan Corporation, through its subsidiaries. Under the terms of the letter, we will issue shares to the Allergy stockholders which will result in 47.5% ownership to each of the former shareholders of Siga and the former shareholders of Allergy of the outstanding common stock, on a fully diluted basis. Elan Corporation will own 5% of the outstanding common stock on a fully diluted basis.

      The transaction is subject to certain conditions, including, without limitation, the completion of due diligence, the negotiation and execution of definitive agreements, obtaining any necessary regulatory approvals and the approval of the transaction by SIGA's and Allergy Therapeutics' respective shareholders.

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately through the second quarter of 2003. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms.

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

      The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancelable lease terms are $226,333, $105,002 and $108,152 for the years ending December 31, 2002, 2003 and 2004, respectively. Future minimum leases payments for equipment under capital leases amount to $192,196 for the year ended December 31, 2002.

Risk Factors That May Affect Results of Operations and Financial Condition

      We have incurred operating losses since our inception and expect to incur net losses and negative cash flow for the foreseeable future. We incurred net losses of $3.7 million and $7.8 million for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001 and December 31, 2000, our accumulated deficit was $26.1 million and $22.4 million, respectively. We expect to continue to incur significant operating and capital expenditures and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

      o     be successfully marketed;

      o     be reimbursed by government and private consumers; and

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

      Most of our immediately foreseeable future revenues are contingent upon collaborative and license agreements and we may not achieve sufficient revenues from these agreements to attain profitability. Until and unless we successfully make a product, our ability to generate revenues will largely depend on our ability to enter into additional collaborative and license agreements with third parties and maintain the agreements we currently have in place. We will receive little or no revenues under our collaborative agreements if our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early. Additionally, if we do not enter into new collaborative agreements, we will not receive future revenues from new sources.

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

      We may not find sufficient acquisition candidates to implement our business strategy. As part of our business strategy we expect to enter into business combinations and acquisitions. We compete for acquisition candidates with other entities, some of which have greater financial and other resources than we have. Increased competition for acquisition candidates may make fewer acquisition candidates available to us and may cause acquisitions to be made on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels that are beyond our financial capability or that would adversely affect our results of operations and financial condition. Our ability to make acquisitions will depend in part on the relative attractiveness of shares of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price, our ability to register common stock and capital appreciation prospects of our common stock. If the market price of our common stock were to decline materially over a prolonged period of time, our acquisition program could be materially adversely affected.

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

      Benefits of SIGA's acquisition of Allergy Therapeutics may not be realized. If SIGA and Allergy Therapeutics executed definitive agreements and complete the proposed acquisition, Allergy Therapeutics will become a SIGA subsidiary. Both enterprises have previously operated independently. A successful combination will require, among other things, integration of their products and services, sales and marketing, information and software systems, coordination of employee retention, hiring and training, and coordination of ongoing and future product development, collaborative and licensing efforts. The consolidation of functions, the integration of departments, systems and procedures, and the relocation of staff may present management challenges. We may not be able to integrate the operations of Allergy Therapeutics with our operations without encountering difficulties. The integration may not be completed as rapidly as we expect and the integration may not achieve the benefits we currently anticipate.

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

      Outside the United States, our ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. This foreign regulatory approval process includes analogous risks to those associated with FDA clearance described above.

      If our technologies or those of our collaborators are alleged or found to infringe the patents or proprietary rights of others, we may be sued or have to license those rights from others on unfavorable terms.

Our commercial success will depend significantly on our ability to operate without infringing the patents and proprietary rights of third parties. Our technologies along with our licensors' and our collaborators' technologies may infringe the patents or proprietary rights of others. An adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office could subject us to significant liabilities, require disputed rights to be licensed from or to other parties and/or require us, our licensors or our collaborators to cease using a technology necessary to carry out research, development and commercialization.

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

      We may have difficulty managing our growth. We expect to experience growth in the number of our employees and the scope of our operations. This growth has placed, and may continue to place, a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems and to hire, train and manage our employees.

      We depend on key employees in a competitive market for skilled personnel. We are highly dependent on the principal members of our management, operations and scientific staff. The loss of any of their services would have a material adverse effect on our business. We currently have employment agreements with individuals who we consider to be "Key Employees." We do not maintain a key person life insurance policy on the life of any employee.

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

      Our potential products may not be acceptable in the market or eligible for third party reimbursement resulting in a negative impact on our future financial results. Any products successfully developed by us or our collaborative partners may not achieve market acceptance. The antibiotic products which we are attempting to develop will compete with a number of well-established traditional antibiotic drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our products will depend on a number of factors, including:

      o the establishment and demonstration in the medical community of the clinical efficacy and safety of such products,

      o the potential advantage of such products over existing treatment methods, and

      o     reimbursement policies of government and third-party payors.

      Physicians, patients or the medical community in general may not accept or utilize any products that may be developed by us or our collaborative partners. Our ability to receive revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which reimbursement for the cost of such drugs will be available from third-party payors, such as government health administration authorities, private health care insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly disputing the prices charged for pharmaceutical products. If third-party reimbursement was not available or sufficient to allow profitable price levels to be maintained for drugs developed by us or our collaborative partners, it could adversely affect our business.

      If our products harm people, we may experience product liability claims that may not be covered by insurance. We face an inherent business risk of exposure to potential product liability claims in the event that drugs, if any, developed through the use of our technology are alleged to have caused adverse effects on patients. Such risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. We may seek to obtain product liability insurance with respect to drugs developed by us and our collaborative partners. However, we may not be able to obtain such insurance. Even if such insurance is obtainable, it may not be available at a reasonable cost or in a sufficient amount to protect us against liability.

      We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could harm sales of the affected products. If we or others identify side effects after any of our products, if any, after they are on the market, or if manufacturing problems occur,

      o     regulatory approval may be withdrawn;

      o reformulation of our products, additional clinical trials, changes in labeling of our products may be required;

      o changes to or re-approvals of our manufacturing facilities may be required;

      o     sales of the affected products may drop significantly;

      o     our reputation in the marketplace may suffer; and

      o     lawsuits, including class action suits, may be brought against us.

      Any of the above occurrences could harm or prevent sales of the affected products or could increase the costs and expenses of commercializing and marketing these products.

      Difficult Manufacturing Requirements. The manufacture of commensals is a time-consuming and complex process. Our management believes that we have the ability to acquire or produce quantities of commensals sufficient to support our present needs for research and our projected needs for our initial clinical development programs. However, we believe that improvements in our manufacturing technology will be required to enable us to meet the volume and cost requirements needed for certain commercial applications of commensal products. Products based on commensals have never been manufactured on a commercial scale. The manufacture of all of our products will be subject to current GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that we will be able to manufacture products, or have products manufactured for it, in a timely fashion at acceptable quality and prices, that they or third party manufacturers can comply with GMP or that they or third party manufacturers will be able to manufacture an adequate supply of product.

      The future issuance of preferred stock may adversely effect the rights of the holders of our common stock. Our certificate of incorporation allows our Board of Directors to issue up to 10,000,000 shares of preferred stock and to fix the voting powers, designations, preferences, rights and qualifications, limitations or restrictions of these shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and could be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control.

Item 7. Financial Statements and Supplementary Data

      The financial statements required by Item 7 are included in this Annual Report beginning on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Name                                     Age                  Position
-----                                   ----                  -------
Donald G. Drapkin                        54                   Chairman of the Board
Thomas N. Konatich                       56                   Acting Chief Executive Officer, Chief Financial
                                                              Officer, Secretary and Treasurer
Dennis E. Hruby, Ph.D.                   50                   Chief Scientific Officer
Gabriel M. Cerrone                       30                   Director
Thomas E. Constance                      65                   Director
Mehmet C. Oz, M.D.                       40                   Director
Eric A. Rose, M.D.                       50                   Director
Michael Weiner, M.D.                     55                   Director

      Donald G. Drapkin has served as Chairman of the Board and a Director of SIGA since April 19, 2001. Mr. Drapkin has been a Director and Vice Chairman of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years. Mr. Drapkin is also a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Anthracite Capital, Inc.; Black Rock Asset Investors; The Molson Companies Limited; Panavision, Inc.; Playboy Enterprises, Inc.; Playboy.com, Inc.; Revlon Consumer Products Corporation; Revlon, Inc.; and The Warnaco Group, Inc.

      Thomas N. Konatich has served as Vice President, Chief Financial Officer and Treasurer since April 1, 1998. He was named Secretary of SIGA on June 29, 2001 and has been our Acting Chief Executive Officer since October 5, 2001. From November 1996 through March 1998, Mr. Konatich served as Chief Financial Officer and a Director of Innapharma, Inc., a privately held pharmaceutical development company. From 1993 through November 1996, Mr. Konatich served as Vice President and Chief Financial Officer of Seragen, Inc., a publicly traded biopharmaceutical development company. From 1988 to 1993, he was Treasurer of Ohmicron Corporation, a venture capital financed environmental biotechnology firm. Mr. Konatich has an MBA from the Columbia Graduate School of Business.

      Dennis F. Hruby, Ph.D. has served as Vice-President - Chief Scientific Officer since June 2000. From April 1, 1997 through June 2000 Dr. Hruby was our Vice President of Research. From January 1996 through March 1997, Dr. Hruby served as a senior scientific advisor to SIGA. Dr. Hruby is a Professor of Microbiology at Oregon State University, and from 1990 to 1993 was Director of the Molecular and Cellular Biology Program and Associate Director of the Center for Gene Research and Biotechnology. Dr. Hruby specializes in virology and cell biology research, and the use of viral and bacterial vectors to produce recombinant vaccines. He is a member of the American Society of Virology, the American Society for Microbiology and a fellow of the American Academy of Microbiology. Dr. Hruby received a Ph.D. in microbiology from the University of Colorado Medical Center and a B.S. in microbiology from Oregon State University.

      Gabriel M. Cerrone has served as a Director of SIGA since April 19, 2001. Mr. Cerrone has been Senior Vice President of Investments of Fahnestock & Co., Inc., a financial services firm since March 1999. From March 1998 to March 1999, Mr. Cerrone was Managing Director of Investments at Barington Capital, L.P., a merchant bank, and, from June 1994 to February 1998, he was Senior Vice President of Investments at Blair & Company, a financial services firm focusing on microcap companies. Mr. Cerrone is a Director of the following privately-held companies: Callisto Pharmaceuticals, Inc. and Macro Holdings, LLC. He is also the sole general partner of Panetta Partners, Ltd., a firm which acts as an investor in, and consultant to, primarily emerging technology companies. Mr. Cerrone is a 1994 graduate of New York University's Stern School of Business.

      Thomas E. Constance has served as a Director of SIGA since April 19, 2001. Mr. Constance is Chairman and a partner of Kramer Levin Naftalis & Frankel LLP, a law firm in New York City. Mr. Constance is a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934:
Uniroyal Technology Corp. and Kroll Inc. Mr. Constance is also a Director of Callisto Pharmaceuticals, Inc., a privately-held company. Mr. Constance serves as a Trustee of the M.D. Sass Foundation and St. Vincent's Services. He also serves on the Advisory Board of Barington Capital, L.P.

      Mehmet C. Oz, M.D. has served as a Director of SIGA since April 19, 2001. Dr. Oz has been a Cardiac Surgeon at Columbia University Presbyterian Hospital since 1993 and an Associate Professor of Surgery there since July 2000. Dr. Oz directs the following programs at Columbia University Presbyterian Hospital: the Cardiovascular Institute, the complementary medicine program, the clinical profusion program and clinical trials of new surgical technology. Dr. Oz received his undergraduate degree from Harvard University in 1982, and, in 1986, he received a joint M.D. and M.B.A. from the University of Pennsylvania Medical School and the Wharton School of Business.

      Eric A. Rose, M.D. has served as a Director of SIGA since April 19, 2001. From April 19, 2001 until June 21, 2001, Dr. Rose served as Interim Chief Executive Officer of SIGA. Dr. Rose is currently Chairman of the Department of Surgery and Surgeon-in-Chief of the Columbia Presbyterian Center of New York Presbyterian Hospital, a position he has held since August 1994. Dr. Rose is a past President of the International Society for Heart and Lung Transplantation. Dr. Rose was recently appointed as Morris & Rose Milstein Professor of Surgery at Columbia University's College of Physicians and Surgeons' Department of Surgery. Dr. Rose is also a Director of the following corporation that files reports pursuant to the Securities Exchange Act of 1934: Nexell Therapeutics Inc. (f/k/a VimRx). Dr. Rose is a graduate of both Columbia College and Columbia University College of Physicians & Surgeons.

      Michael Weiner, M.D. has served as a Director of SIGA since April 19, 2001. Dr. Weiner has been a Professor of Pediatrics at Columbia University College of Physicians and Surgeons since 1996. Dr. Weiner is also the Director of Pediatric Oncology at New York Presbyterian Hospital. Dr. Weiner was formerly a Director of Nexell Therapeutics, Inc. (f/k/a VimRx) from March 1996 to February 1999. Dr. Weiner is a 1972 graduate of the New York State Health Sciences Center at Syracuse, and he was a post graduate student at New York University and Johns Hopkins.

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

      Based solely upon review of the copies of such reports furnished to the Company and written representations from certain of the Company's executive officers and directors that no other such reports were required, the Company believes that during the fiscal year ended December 31, 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis.

Item 10. Executive Compensation

      The following table sets forth the total compensation paid or accrued for the years ended December 31, 2001, 2000 and 1999 for each person who acted as SIGA's Chief Executive Officer at any time during the year ended December 31, 2001 and its most highly compensated executive officers, other than its Chief Executive Officer, whose salary and bonus for the fiscal year ended December 31, 2001 were in excess of $100,000 each.

                           Summary Compensation Table

                                                                                Annual Compensation
                                                             ------------------------------------------------------
                                                                                                    Long-Term
                                                                                                   Compensation
                                                                                 Other Annual       Securities
                                                                                 Compensation   Underlying Options
                                                                                 ------------   -------------------

Name and Principal Position                    Year           Salary ($)              ($)               (#)
Thomas N. Konatich,                            2001             177,542               --                   --
  Chief Financial Officer and Acting CEO       2000             170,000               --              100,000
                                               1999             170,000               --                   --

Joshua D. Schein (1)                           2001              92,852               --                   --
  Chief Executive Officer                      2000             250,000               --              500,000
                                               1999             225,000               --              150,000

Eric A. Rose, M.D. (1)                         2001                  --               --              600,000
  Interim Chief Executive Officer              2000                  --               --                   --
                                               1999                  --               --                   --

Philip N. Sussman (1)                          2001              99,483               --              420,000
    Chief Executive Officer                    2000                                   --                   --
                                               1999                  --               --                   --

Dennis E. Hruby                                2001             196,055               --                   --
  Chief Scientific Officer                     2000             180,000               --              125,000
                                               1999             170,000               --                   --

Judson A. Cooper (1)                           2001              92,852               --                   --
   Executive Vice President                    2000             250,000               --              500,000
                                               1999             225,000               --              150,000

(1)   No longer employed by SIGA at December 31, 2001

Option Grants for the Year Ended December 31, 2001

      The following table sets forth grants of stock options during the year ended December 31, 2001 to anyone who served as Chief Executive Officer during the year. The exercise price at the time of the grant to Mr. Sussman was the equal to the fair market value at the time of the grant. The grant to Dr. Rose as at a discount of approximately 7% to the fair market value at the time of the grant.

                                                Common Stock     % of Total
                                                 Underlying   Options Granted     Exercise       Expiration
Name                                          Options Granted   to Employees   Price Per Share      Date
----                                             -----------      ---------      -----------      --------
Eric A. Rose, M.D......................          600,000             16.4%         $ 2.50         8/15/11
Philip N. Sussman (1)..................          420,000             11.5%         $ 3.94         6/22/11

(1) Mr. Sussman was not employed by SIGA at December 31, 2001. The options granted have been forfeited.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table provides certain summary information concerning stock options held as of December 31, 2001 by SIGA's Chief Executive Officer and its four most highly compensated executive officers, other than its Chief Executive Officer. No options were exercised during fiscal 2001 by any of the officers.

                                                                                 Value of Unexercised
                                        Number of Securities Underlying          In-The-Money Options
                                             Unexercised Options #              at Fiscal Year-End($)(1)
                                             ---------------------             -------------------------
Name                                     Exercisable      Unexercisable      Exercisable     Unexercisable
-----                                    -----------      -------------      -----------     -------------
Thomas N. Konatich                         195,000                 0           90,000                 0
Eric A. Rose, M.D.                         600,000                 0          240,000                 0
Philip N. Sussman                                0                 0                0                 0
Joshua D. Schein                           700,001                 0          739,584                 0
Dennis Hruby                               115,000            60,000           67,500            45,000
Judson A. Cooper                           700,001                 0          739,584                 0

(1) Based upon the closing price on December 31, 2001 as reported on the Nasdaq SmallCap Market and the exercise price per option.

Stock Option Plan

      As of January 1, 1996, we adopted our 1996 Incentive and Non-Qualified Stock Option Plan. An amendment and restatement of such plan, as amended, was adopted on May 3, 2001 and was further refined by the Board of Directors on June 29, 2001 (the "Plan"). The Plan was approved by our stockholders at an annual meeting on August 15, 2001. Stock options may be granted to key employees, consultants and outside directors pursuant to the Plan.

      The Plan is administered by a committee (the "Committee") comprised of disinterested directors. The Committee determines persons to be granted stock options, the amount of stock options to be granted to each such person, and the terms and conditions of any stock options as permitted under the Plan. The members of the Committee are Mehmet C. Oz, M.D. and Michael Weiner, M.D.

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

      The Plan, as amended, provides for the granting of options to purchase 7,500,000 shares of common stock, of which 5,139,811 options were outstanding as of December 31, 2001.

Employment Contracts and Directors Compensation

      Thomas N. Konatich, SIGA's Vice President, Chief Financial Officer, Secretary, Treasurer and Acting Chief Executive Officer, is employed by SIGA under an employment agreement that was to expire April 1, 2000. On January 19, 2000 the employment agreement was amended, and in October, 2000, the agreement was amended and restated. The amended agreement would have expired on April 1, 2002 but was further amended as of January 31, 2002 to expire on December 31, 2002 and is cancelable by SIGA only for cause, as defined in the agreement. Mr. Konatich receives an annual base salary of $182,500. He received options to purchase 95,000 shares of common stock, at $4.44 on April 1, 1998. The options vested on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. On January 19, 2000 he received an additional grant to purchase 100,000 shares at an exercise price of $2.00 per share. The options vest on a pro rata basis each quarter through January 19, 2002. Mr. Konatich is also eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. Under the amended and restated agreement, as the result of the change in control on April 19, 2001, Mr. Konatich would, upon termination within 18 months of such change in control, be paid his compensation for the remainder of his employment term and will receive a tax gross-up payment. Under the terms of the amended agreement, upon a change in control, Mr. Konatich was entitled to have funds in the amount of such remaining salary and gross-up payment placed in escrow in his name although no such escrow fund was established. Additionally, as the result of the change of control, all unvested options held by Mr. Konatich have become exercisable. As of January 31, 2002, Mr. Konatich signed an amendment and waiver to his employment agreement. Under the amendment and waiver, the term of Mr. Konatich's agreement was extended through December 31, 2002 and he agreed to waive the provision regarding the escrow and gross-up of the unpaid portion of the compensation due for the term of his agreement created by the change of control that occurred on April 19, 2001. Mr. Konatich also agreed to certain exceptions from the "Change of Control" provision of his employment agreement. On January 31, 2002 Mr. Konatich was granted and "Incentive Stock Option" to purchase 50,000 shares at an exercise price of $3.94 per share. Such options vest in four equal annual installments beginning on August 15, 2002.

      Dr. Dennis Hruby, Chief Scientific Officer ("CSO"), is employed by SIGA under an employment agreement that was to expire on December 31, 2000. In May 2000, the employment agreement was amended, extending Mr. Hruby's employment until December 31, 2002, except that the Company may terminate the agreement upon 180 days written notice, and changing Mr. Hruby's title from Vice President of Research to CSO. Dr. Hruby received options to purchase 10,000 shares of common stock at an exercise price of $5.00 per share on April 1, 1997 and 40,000 shares of common stock at an exercise price of $4.63 per share on April 1, 1998. The options become exercisable on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. Dr. Hruby is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. Under the amendment, Dr. Hruby was granted options to purchase 125,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over the remaining term of the amendment. As of January 31, 2002, SIGA and Dr. Hruby entered into a third amendment to Dr. Hruby's employment agreement. The amendment changed the terms of the lock-up agreed to in the prior amendment to the employment agreement. On January 31, 2002 Dr. Hruby was granted and "Incentive Stock Option" to purchase 50,000 shares at an exercise price of $3.94 per share. Such options vest in four equal annual installments beginning on August 15, 2002.

      Dr. Joshua Schein, SIGA's former Chief Executive Officer, resigned as Chief Executive Officer effective as of April 19, 2001. Prior to his resignation, Dr. Schein was employed under an agreement through December 31, 1999 which had a base annual salary of $225,000 and granted him 16,667 options per year, exercisable at the fair market value on the date of the grant. In January 2000 he entered into a new employment agreement with SIGA, which agreement was amended and restated as of October 6, 2000, expires January 2005 and is cancelable by SIGA only for cause, as defined in the agreement. The agreement is renewable for additional one year terms unless cancelled by either party in writing 180 days prior to cancellation. Dr. Schein receives an annual base salary of $250,000 and he was granted 500,000 fully vested stock options upon signing the new agreement. The options are exercisable at $2.00 per share, the fair market value on the date of grant. He is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. Under the amended and restated agreement, in the event of a change in control, Dr. Schein will be paid his compensation for the remainder of his employment term and will receive a tax gross-up payment, and all unvested options held by Dr. Schein will become vested and exercisable. In addition, Dr. Schein will receive a cash payment equal to 1.5% of the total consideration received by SIGA in a sale of all or substantially all of the assets or stock of SIGA, or a transaction where the holders of the voting capital stock of SIGA immediately prior to the transaction own less than a majority of the voting capital stock of the acquiring or surviving entity. In the event of a sale, merger or public spin-out of any subsidiary or material asset of SIGA, Dr. Schein shall receive a fee equal to 1.5% of the value of SIGA's shares of the subsidiary or material asset. Pursuant to the Separation Agreement between Dr. Schein and SIGA, dated as of March 31, 2001, the employment agreement between Dr. Schein and SIGA was terminated.

      Judson Cooper, SIGA's former Chairman of the Board and Executive Vice President, resigned those positions effective as of April 19, 2001. Prior to his resignation, Mr. Cooper was employed under an employment agreement through December 31, 1999 which had a base annual salary of $225,000 and granted him 16,667 options per year, exercisable at the fair market value on the date of the grant. In January 2000 he entered into a new employment agreement, which agreement was amended and restated as of October 6, 2000, expires January 2005 and is cancelable by SIGA only for cause, as defined in the agreement. The agreement is renewable for additional one year terms unless cancelled by either party in writing 180 days prior to cancellation. Mr. Cooper receives an annual base salary of $250,000 and he was granted 500,000 fully vested stock options upon signing the new agreement. The options are exercisable at $2.00 per share, the fair market value on the date of grant. He is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. Under the amended and restated agreement, in the event of a change in control, Mr. Cooper will be paid his compensation for the remainder of his employment term and will receive a tax gross-up payment, and all unvested options held by Mr. Cooper will become vested and exercisable. In addition, Mr. Cooper will receive a cash payment equal to 1.5% of the total consideration received by SIGA in a sale of all or substantially all of the assets or stock of SIGA, or a transaction where the holders of the voting capital stock of SIGA immediately prior to the transaction own less than a majority of the voting capital stock of the acquiring or surviving entity. In the event of a sale, merger or public spin-out of any subsidiary or material asset of SIGA, Mr. Cooper shall receive a fee equal to 1.5% of the value of SIGA's shares of the subsidiary or material asset. Pursuant to the Separation Agreement between Mr. Cooper and SIGA, dated as of March 31, 2001, the employment agreement between Mr. Cooper and SIGA was terminated.

      Philip N. Sussman, SIGA's former President and Chief Executive Officer, resigned those positions effective October 5, 2001. Prior to his resignation, he was employed under an employment agreement that he entered into on June 22, 2001 and was to expire on June 21, 2003. The annual base salary due to Mr. Sussman under the agreement was $300,000. Under the terms of the agreement, SIGA granted to Mr. Sussman on June 29, 2001 non-qualified options to purchase 420,000 shares of SIGA stock at an exercise price of $3.94 per share. The options were to have become exercisable on a pro rata basis on the first, second, third and fourth anniversaries of the agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following tables set forth certain information regarding the beneficial ownership of SIGA's voting securities as of December 31, 2001 of (i) each person known to SIGA to beneficially own more than 5% of the applicable class of voting securities, (ii) each director and director nominee of SIGA,
(iii) each Named Officer, and (iv) all directors and officers of SIGA as a group. As of March 18, 2002, a total of 10,139,553 shares of common stock and a total of 379,294 shares of Series A preferred stock were outstanding. Each share of common stock and Series A preferred stock is entitled to one vote on matters on which common stockholders are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

                            Ownership of Common Stock

                                                                   Percentage of    Percentage of
         Name and Address of           Amount of Beneficial        Common Stock      Total Voting
         Beneficial Owner (1)             Ownership (2)            Outstanding     Stock Outstanding
     Judson Cooper                        1,152,117(3)                  10.6%           10.3%

     Howard Gittis
     35 East 62nd Street
     New York, NY 10021                   1,005,902(4)                   9.7%            9.3%

     Panetta Partners, Ltd.(5)
     265 E. 66th St. Suite 16G
     New York, NY 10021                     790,472(6)                   7.3%            7.1%

     Joshua D. Schein                     1,178,517(3)                  10.9%           10.5%

     Thomas N. Konatich                     195,000(7)                   1.9%            1.9%

     Dennis E. Hruby                        115,000(7)                   1.1%            1.1%

     Philip N. Sussman
     145 W. 86th Street
     New York, NY 10024                           0                        *               *

     Donald G. Drapkin
     35 East 62nd Street
     New York, NY 10021                   2,855,058(8)(9)(10)           23.4%           22.7%

     Gabriel M. Cerrone(5)
     265E. 66th Street, Suite 16G
     New York, NY 10021                   1,926,972(6)(11)              16.2%           15.7%

     Thomas E. Constance
     919 Third Avenue, 41st Floor
     New York, NY 10022                     253,467(12)                  2.4%            2.4%

     Mehmet C. Oz, M.D
     177 Fort Washington Ave
     New York, NY 10032                     125,000(13)                  1.2%            1.2%

     Eric A. Rose, M.D
     122 East 78th Street
     New York, NY 10021                     790,090(14)                  7.3%            7.0%

     Michael Weiner, M.D
     161 Fort Washington Ave
     New York, NY 10032                     125,000(13)                  1.2%            1.2%

     All Officers and Directors as a
     group (nine persons)                 6,385,587(15)                 42.4%           41.3%

* Less than 1%

(1) Unless otherwise indicated the address of each beneficial owner identified is 420 Lexington Avenue, Suite 620, New York, NY 10170.
(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares as of a given date which such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes options to purchase 700,001 shares of common stock owned directly and beneficial ownership of options to purchase 12,500 shares of common stock, held by Prism Ventures LLC, an entity jointly owned by Mr. Cooper and Dr. Schein.
(4)   Includes 260,178 shares issuable upon exercise of a warrant.
(5) Mr. Cerrone, as the sole general partner of Panetta Partners, Ltd., may be deemed to beneficially own the shares owned by Panetta Partners, Ltd.
(6)   Includes 649,388 shares issuable upon exercise of warrants.
(7) Messrs. Konatich and Hruby own no shares of common stock. All shares listed as beneficially owned by Messrs. Konatich and Hruby are shares issuable upon exercise of stock options.
(8) Includes 1,125,000 shares of common stock issuable upon exercise of options and 30,500 shares issuable upon exercise of warrant.
(9) Mr. Drapkin has entered into a management restructuring agreement, pursuant to which he has been granted proxies giving him voting power over an aggregate of 905,632 shares of common stock, included in the figures in the above table.
(10) Mr. Drapkin holds, inter alia, a warrant (an "Investor Warrant") to purchase 347,826 shares of common stock. However, the Investor Warrant provides that, with certain limited exceptions, it is not exercisable if, as a result of such exercise, the number of shares of common stock beneficially owned by Mr. Drapkin and his affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unexercised portion of such Investor Warrant) would exceed 9.99% of the outstanding shares of common stock. As a result of the restrictions described in the immediately preceding sentence and the other securities which Mr. Drapkin may be deemed beneficially to own, Mr. Drapkin's Investor Warrant is not presently exercisable. If not for the 9.99% limit, Mr. Drapkin could be deemed to beneficially own 3,202,884 shares of common stock, or 25.5% of the outstanding shares of common stock and 24.8% of the total shares of voting stock outstanding.
(11) Includes 790,472 shares held by and issuable upon exercise of warrants held by Panetta Partners and 1,075,000 shares issuable upon exercise of options.
(12) Includes 12,200 shares issuable upon exercise of warrants and 225,000 shares of common stock issuable upon exercise of options.
(13) Includes 12,500 shares issuable upon exercise of warrants and 100,000 shares issuable upon exercise of options.
(14) Includes 88,610 shares issuable upon exercise of warrants and 600,000 shares of common stock issuable upon exercise of options.
(15)  See footnotes (5), (6), (7), (8), (9), (10), (11), (12), (13) and (14).

Item 12. Certain Relationships and Related Transactions

      Effective January 15, 1998, we entered into a consulting agreement with Prism Ventures LLC pursuant to which Prism has agreed to provide certain business services to SIGA, including business development, operations and other advisory services, licensing, strategic alliances, merger and acquisition activity, financings and other corporate transactions. Pursuant to the terms of the agreement, Prism receives an annual fee of $150,000 and 16,667 stock options per year. The agreement expired on January 15, 2001, and was cancelable by SIGA only for cause as defined in the agreement. Mr. Cooper and Dr. Schein are the members of Prism. In October of 1998, SIGA and Prism agreed to suspend the agreement for as long as the two principals are employed by SIGA under the provisions of their amended employment agreements. Pursuant to separation agreements entered into by Dr. Schein and Mr. Cooper and SIGA, dated as of March 31, 2001, their employment agreements with SIGA have been terminated. During 2001, Prism received no payments pursuant to the agreement.

      Effective September 9, 1999 we entered into a consulting agreement with Stefan Capital, LLC pursuant to which Stefan has agreed to provide certain business services to SIGA. Pursuant to the terms of the agreement, Stefan received five year warrants to purchase 100,000 shares of our common stock at an exercise price of $1.00. As of December 31, 2001, 50,000 warrants have been exercised. Mr. Jeffrey Rubin, one of SIGA's directors until his resignation on April 19, 2001, is a principal of Stefan.

      Effective January 19, 2000, SIGA entered into a consulting agreement with Mr. Scott Eagle, a former director. Mr. Eagle provided consulting services concerning SIGA's strategic review and development of alternate internet and related technologies. The agreement expired on January 19, 2001. Pursuant to the terms of the agreement, Mr. Eagle received five year warrants to purchase 50,000 shares of SIGA common stock at an exercise price of $1.00 per share.

      Thomas E. Constance, a director of SIGA, is Chairman of Kramer Levin Naftalis & Frankel LLP, a law firm in New York City, which SIGA retained to provide legal services during fiscal year 2001.

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

3(b) Bylaws of the Company (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

3(c) Certificate of Designations of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of the Company dated July 2, 2001 (Filed herewith).

4(a) Form of Common Stock Certificate (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(b) Warrant Agreement dated as of September 15, 1996 between the Company and Vincent A. Fischetti (1) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(c) Warrant Agreement dated as of November 18, 1996 between the Company and David de Weese (1) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(d) Registration Rights Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

4(e) Warrant Agreement between the Company and Stefan Capital, dated September 9, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

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

10(d) Option Agreement between the Company and Oregon State University, dated as of November 30, 1999 and related Amendments to the Agreement (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

10(e) Amended and Restated Employment Agreement between the Company and Dr.
      Joshua D. Schein, dated as of October 6, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(f) Amended and Restated Employment Agreement between the Company and Judson
      A. Cooper, dated as of October 6, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
      2000).

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

10(p) Collaborative Research and License Agreement between the Company and
      Wyeth, dated as of July 1, 1997(2) (Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement of the Company dated September 2, 1997 (No. 333-23037)).

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

10(x) Employment Agreement between the Company and Dr. Walter Flamenbaum, dated as of February 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
        1997).

10(y) Employment Agreement between the Company and Thomas Konatich, dated as of April 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997). Extension and Amendment of the Agreement, dated as of January 19, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999). Amendment and Restatement of the Agreement, dated as of October 6, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
        2000).

10(z) Consulting Agreement between the Company and Prism Ventures LLC, dated as of January 15, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

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

10(gg) Stock Purchase Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

10(hh) Small Business Innovation Research Grant to the Company by the National Institutes for Health, dated May 3, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(ii) Small Business Innovation Research Grant to the Company by the National Institutes for Health, dated August 1, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(jj) Small Business Innovation Research Grant to the Company by the National Institutes for Health, dated August 21, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(kk) Stock Purchase Agreement between the Company and Open-i Media, Inc. dated July 7, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(ll) Agreement between the Company and Oregon State University for the Company to provide contract research services to the University dated September 24, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(mm) Agreement between the Company and Maxygen, Inc. dated October 17, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(nn) License and Research Agreements between the Company and the Regents of the University of California dated December 6, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(oo) Research Agreement between the Company and the University of Maryland dated January 3, 2001) (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(pp) Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan dated August 15, 2001 (Filed herewith).

10(qq) Letter Agreement among the Company, Donald G. Drapkin, Gabriel Cerrone, Thomas E. Constance, Eric A. Rose, Judson A. Cooper and Joshua D. Schein dated March 30, 2001 (Filed herewith).

10(rr) Separation Agreement between the Company and Joshua D. Schein dated as of March 30, 2001 (Filed herewith).

10(ss) Separation Agreement between the Company and Judson A. Cooper dated as of March 30, 2001 (Filed herewith).

10(tt) Employment Agreement between the Company and Philip Sussman dated June 22, 2001 (Filed herewith).

10(uu) Amendment to Employment Agreement between the Company and Dr. Dennis Hruby dated as of January 31, 2002 (Filed herewith).

10(vv) Amendment and Waiver to Employment Agreement between the Company and Thomas Konatich dated as of January 31, 2002 (Filed herewith).

------------------
(1) These agreements were entered into prior to the reverse split of the Company's Common Stock and, therefore, do not reflect such reverse split.
(2) Confidential information is omitted and identified by an * and filed separately with the SEC with a request for Confidential Treatment.

   (b) Reports on Form 8-K

      On October 12, 2001, the Company filed an amendment to a Current Report on Form 8-K/A, reporting adjustments to its June 30, 2001 Balance Sheet.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SIGA TECHNOLOGIES, INC.
                                             (Registrant)

Date: April 1, 2002                          By: /s/ Thomas N. Konatich
                                                --------------------------------
                                                Thomas N. Konatich
                                                Chief Financial Officer & Acting
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Capacity                                 Date
--------                                      --------                                 ----


/s/ Donald G. Drapkin                         Chairman of the Board                    March 29, 2002
--------------------------------
Donald G. Drapkin


/s/ Thomas N. Konatich                        Acting Chief Executive Officer,          March 29, 2002
--------------------------------              Chief Financial Officer and Secretary
Thomas N. Konatich


/s/ Gabriel M. Cerrone                        Director                                 March 29, 2002
--------------------------------
Gabriel M. Cerrone


/s/ Thomas E. Constance                       Director                                 March 29, 2002
--------------------------------
Thomas E. Constance


                                              Director                                 March 29, 2002
--------------------------------
Mehmet C. Oz, M.D.


/s/ Eric A. Rose                              Director                                 March 29, 2002
--------------------------------
Eric A. Rose, M.D.


/s/ Michael Weiner                            Director                                 March 29, 2002
--------------------------------
Michael Weiner, M.D.

SIGA Technologies, Inc.
(A development stage company)
Financial Statements
December 31, 2001 and 2000

SIGA Technologies, Inc.
(A development stage company)
Index to Financial Statements

Report of Independent Accountants                                          F-2

Balance Sheets as of December 31, 2001 and 2000                            F-3

Statement of Operations for the years ended December 31, 2001
and 2000, and for the period from inception through December 31, 2001      F-4

Statement of Changes in Stockholders' Equity for the period
from inception through December 31, 2001                                   F-5

Statement of Cash Flows for the years ended December 31, 2001,
and 2000, and for the period from inception through December 31, 2001      F-7

Notes to Financial Statements                                              F-8

                        Report of Independent Accountants

To the Board of Directors and Stockholders of SIGA Technologies, Inc.

In our opinion, the accompanying balance sheets and related statements of operations, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of SIGA Technologies, Inc. (a development stage company) at December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000, and for the period from December 28, 1995 ("Inception") through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

New York, New York
February 15, 2002, except as to note 14 which is as of March 11, 2002.

SIGA Technologies, Inc.
(A development stage company)
Balance Sheet

                                                                                        December 31,
                                                                                    2001            2000
                                                                                ------------    ------------
Assets
Current Assets:
 Cash and cash equivalents                                                      $  3,148,160    $  1,707,385
 Accounts receivable                                                                  55,000          37,800
 Prepaid expenses                                                                    153,416           5,644
                                                                                ------------    ------------
   Total current assets                                                            3,356,576       1,750,829
 Equipment, net                                                                      703,239       1,027,702
 Investment in Open-i Media                                                               --         275,106
 Other assets                                                                        147,873         156,556
                                                                                ------------    ------------
   Total assets                                                                 $  4,207,688    $  3,210,193
                                                                                ============    ============
Liabilities and Stockholders' Equity:
Current liabilities:
 Accounts payable                                                               $    210,391    $    209,278
 Accrued expenses                                                                    263,616         305,912
 Capital lease obligations                                                           192,196         391,407
 Deferred revenue                                                                         --         450,000
                                                                                ------------    ------------
   Total current liabilities                                                         666,203       1,356,597
6% Convertible debt, net of unamortized debt discount                                     --         719,561
Accrued Debenture Interest                                                                --          80,281
Non current capital lease obligations                                                     --         129,018
                                                                                ------------    ------------
   Total liabilities                                                                 666,203       2,285,457
Commitments and contingencies                                                             --              --
Stockholders' equity:
 Series A Convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 379,294 and 0 issued and outstanding at
  December 31, 2001 and 2000 respectively)                                           398,441              --
Common stock ($.0001 par value, 50,000,000 shares authorized,
 10,139,553 and 7,471,837 issued and outstanding at December 31,
 2001 and December 31, 2000, respectively)                                             1,016             747
Additional paid-in capital                                                        29,348,786      23,793,983
Deferred Compensation                                                                (35,583)       (428,425)
Deficit accumulated during the development stage                                 (26,171,175)    (22,441,569)
                                                                                ------------    ------------
   Total stockholders' equity                                                      3,541,485         924,736
                                                                                ------------    ------------
   Total liabilities and stockholders' equity                                   $  4,207,688    $  3,210,193
                                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Operations


                                                                                    For the Period
                                                                                     December 28,
                                                                                     1995 (Date of
                                                        Year Ended December 31,      Inception) to
                                                      -------------------------      December 31,
                                                          2001           2000            2001
Revenues:
 Research and development contracts                   $ 1,159,500    $   483,120    $  3,287,181
                                                      -----------    -----------    ------------
Operating expenses:
 General and administrative                             2,570,869      4,851,100      15,383,445
 Research and development (including amounts to
  related parties of $104,000, $75,000 and $488,581
  for the years ended December 31, 2001 and 2000,
  and for the period from the date of inception of
  December 31, 2001, respectively)                      1,733,188      2,608,907      12,009,076
Patent preparation fees                                   117,264        106,647       1,354,754
                                                      -----------    -----------    ------------
     Total operating expenses                           4,421,321      7,566,654      28,747,275
                                                      -----------    -----------    ------------
     Operating loss                                    (3,261,821)    (7,083,534)    (25,460,094)
Interest income/(expense)                                (192,679)      (550,464)       (347,044)
Loss on impairment of investment                         (275,106)      (155,591)       (430,697)
Other income/gain on sale of securities                        --             --          66,660
                                                      -----------    -----------    ------------
     Net loss                                         $(3,729,606)   $(7,789,589)   $(26,171,175)
                                                      ===========    ===========    ============
Basic and diluted loss per share                      $      (.44)   $     (1.08)
                                                      -----------    -----------
Weighted average common shares outstanding
 used for basic and diluted loss per share              8,499,961      7,202,856
                                                      ===========    ===========
Comprehensive loss:
 Net loss                                             $(3,729,606)   $(7,789,589)   $(26,171,175)
                                                      -----------    -----------    ------------
     Total comprehensive loss                         $(3,729,606)   $(7,789,589)   $(26,171,175)
                                                      ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Changes in Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                 Series A
                                                                Convertible
                                                              Preferred Stock                   Common Stock             Additional
                                                        ---------------------------      -------------------------        Paid-in
                                                          Shares          Amount            Shares          Amount        Capital
Issuance of common stock at inception                                                    $  2,079,170      $   208      $     1,040
Net loss                                                                                           --           --               --
                                                        ----------      -----------      ------------      -------      -----------
      Balances at December 31, 1995                             --                          2,079,170          208            1,040

Net proceeds from issuance and sale
  of common stock ($1.50 per share)                                                         1,038,008          104        1,551,333
Net proceeds from issuance and sale
  of common stock ($3.00 per share)                                                           250,004           25          748,985
Receipt of stock subscriptions outstanding                                                         --           --               --
Issuance of compensatory options and warrants                                                      --           --          367,461
Net loss                                                        --                                 --           --               --
                                                        ----------      -----------      ------------      -------      -----------
      Balances at December 31, 1996                             --                          3,367,182          337        2,668,819

Net proceeds from issuance and sale
  of common stock ($5.00 per share)                                                         2,875,000          287       12,179,322
Issuance of warrants with bridge notes                                                             --           --          133,000
Stock option and warrant compensation                                                              --           --           68,582
Net loss                                                                                           --           --               --
                                                        ----------      -----------      ------------      -------      -----------
      Balance at December 31, 1997                              --                          6,242,182          624       15,049,723

Issuance of common stock to acquire third party's
  right to certain technology ($4.34 per share)                                               335,530           34        1,457,424
Issuance of compensatory options and warrants                                                      --           --          175,870
Stock option and warrant compensation                                                              --           --           14,407
Unrealized losses on available for sale securities                                                 --           --               --
Net loss                                                                                           --           --               --
                                                        ----------      -----------      ------------      -------      -----------
      Balance at December 31, 1998                              --                          6,577,712          658       16,697,424

Issuance of common stock for software development
  ($1.25 per share)                                                                            25,000            3           31,247
Issuance of compensatory common stock, options
  and warrants                                                                                     --                        51,550
Stock option and warrant compensation                                                              --                        75,278
Unrealized gains on available for sale securities
Net loss
                                                        ----------      -----------      ------------      -------      -----------
      Balance at December 31, 1999                              --                          6,602,712          661       16,855,499
                                                        ----------      -----------      ------------      -------      -----------

                                                                                         Deficit        Unrealized
                                                                                       Accumulated     Gains (Losses)    Total
                                                                           Stock        During the      on Available  Stockholders'
                                                          Deferred     Subscriptions   Development     for Sale of      Equity
                                                        Compensation    Outstanding        Stage        Securities     (Deficit)
Issuance of common stock at inception                   $        --      $ (1,248)                            --
Net loss                                                         --            --      $     (1,000)          --      $    (1,000)
                                                        -----------      --------      ------------      -------      -----------
      Balances at December 31, 1995                              --        (1,248)           (1,000)          --           (1,000)

Net proceeds from issuance and sale
  of common stock ($1.50 per share)                                            --                --           --        1,551,437
Net proceeds from issuance and sale
  of common stock ($3.00 per share)                                            --                             --          749,010
Receipt of stock subscriptions outstanding                                  1,248                --           --            1,248
Issuance of compensatory options and warrants                                  --                --           --          367,461
Net loss                                                                       --        (2,268,176)          --       (2,268,176)
                                                        -----------      --------      ------------      -------      -----------
      Balances at December 31, 1996                              --            --        (2,269,176)          --          399,980

Net proceeds from issuance and sale
  of common stock ($5.00 per share)                                                                                    12,179,609
Issuance of warrants with bridge notes                                         --                --           --          133,000
Stock option and warrant compensation                                          --                --           --           68,582
Net loss                                                         --            --        (2,194,638)          --       (2,194,638)
                                                        -----------      --------      ------------      -------      -----------
      Balance at December 31, 1997                               --            --        (4,463,814)          --      10,586,533

Issuance of common stock to acquire third party's
  right to certain technology ($4.34 per share)                                                                        1,457,458
Issuance of compensatory options and warrants                                  --                --           --         175,870
Stock option and warrant compensation                                          --                --           --          14,407
Unrealized losses on available for sale securities                             --                --      (34,816)        (34,816)
Net loss                                                         --            --        (6,551,666)          --      (6,551,666)
                                                        -----------      --------      ------------      -------      -----------
      Balance at December 31, 1998                               --            --       (11,015,480)     (34,816)      5,647,786

Issuance of common stock for software development
  ($1.25 per share)                                                                                                       31,250
Issuance of compensatory common stock, options
  and warrants                                                                                                            51,550
Stock option and warrant compensation                                                                                     75,278
Unrealized gains on available for sale securities                                                         34,816          34,816
Net loss                                                                                 (3,636,500)                   (3,636,500)
                                                        -----------      --------      ------------      -------      -----------
      Balance at December 31, 1999                               --            --       (14,651,980)          --       2,204,180
                                                        -----------      --------      ------------      -------      -----------

                                   (Continued)

SIGA Technologies, Inc.
(A development stage company)
Statement of Changes in Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                               Series A
                                                              Convertible
                                                            Preferred Stock                    Common Stock             Additional
                                                     ----------------------------    ------------------------------      Paid-in
                                                        Shares          Amount          Shares            Amount         Capital
Net proceeds from exercising of stock options                                        $     19,875      $          2    $     52,772
Net proceeds from the issuance of common stock
  ($5.0 per share)                                                                        600,000                60       2,882,940
Issuance of common stock in connection
  with software development                                                               102,721                10         500,334
Issuance of common shares in connection
  with acquisition of 12.5%
  equity interest in a private company                                                     40,336                 4         179,996
Issuance of common shares upon conversion
  of debentures                                                                            90,193                 9          49,246
Warrants granted in connection with the issuance
  of debentures                                                                                                           1,320,170
Issuance of compensatory options and warrants
  to non-employees                                                                                                        1,218,145
Issuance of compensatory options to employees                                                                               278,750
Stock options and warrants compensation related
  to services received from non-employees                                                                                   185,876
Amortization of deferred compensation
Issuance of shares in exchange for services                                                16,000                 1              (1)
Amendment of warrants issued to a non-employee
  for services                                                                                                              270,256
Net loss
                                                     ------------    ------------    ------------      ------------    ------------
      Balance at December 31, 2000                                                      7,471,837               747      23,793,983
                                                     ------------    ------------    ------------      ------------    ------------
Issuance of preferred stock upon conversion
  of debentures                                         1,011,593       1,036,707
Common stock issued upon conversion of preferred
  series A stock                                         (632,299)       (638,266)        641,719                64         651,735
Net proceeds from issuance of common stock
  ($2.00 to $3.00 per share)                                                            1,684,636               169       4,356,801
Issuance of common shares upon conversion
  of stock options                                                                        167,250                17         196,846
Issuance of common shares upon exercising
  of warrants                                                                              70,000                 7         159,613
Issuance of restricted common stock to non-employee                                        50,000                 5          77,328
Issuance of common shares upon cashless
  warrant exercise                                                                         35,640                 4              (4)
Issuance of common stock upon conversion
  of debentures                                                                            18,471                 3          15,916
Issuance of compensatory stock options
  to the board of directors                                                                                                 612,750
Cancellation of warrants issued to consultant                                                                              (783,598)
Compensation charge relating to common stock
  issued below fair value market                                                                                            103,040
Compensation charge relating to modification
  of options to acquire common shares                                                                                        72,660
Amortization of deferred compensation
Stock options issued to non-employee                                                                                         79,054
Warrants issued to a non-employee                                                                                            28,318
Forfeiture of options issued to a director                                                                                  (15,656)
Net loss
                                                     ------------    ------------    ------------      ------------    ------------
      Balance at December 31, 2001                        379,294    $    398,441      10,139,553      $      1,016    $ 29,348,786
                                                     ============    ============    ============      ============    ============

                                                                                      Deficit        Unrealized
                                                                                    Accumulated    Gains (Losses)     Total
                                                                        Stock        During the      on Available   Stockholders'
                                                       Deferred     Subscriptions   Development      for Sale of       Equity
                                                     Compensation     Outstanding      Stage          Securities     (Deficit)
Net proceeds from exercising of stock options                                                                       $     52,774
Net proceeds from the issuance of common stock
  ($5.0 per share)                                                                                                     2,883,000
Issuance of common stock in connection
  with software development                                                                                              500,344
Issuance of common shares in connection
  with acquisition of 12.5%
equity interest in a private company                                                                                     180,000
Issuance of common shares upon conversion
  of debentures                                                                                                           49,255
Warrants granted in connection with the issuance
  of debentures                                                                                                        1,320,170
Issuance of compensatory options and warrants
  to non-employees                                   $ (1,218,145)                                                            --
Issuance of compensatory options to employees            (278,750)                                                            --
Stock options and warrants compensation related
  to services received from non-employees                                                                                185,876
Amortization of deferred compensation                   1,068,470                                                      1,068,470
Issuance of shares in exchange for services                                                                                   --
Amendment of warrants issued to a non-employee
  for services                                                                                                           270,256
Net loss                                                                            $ (7,789,589)                     (7,789,589)
                                                     ------------    ------------   ------------     ------------   ------------
      Balance at December 31, 2000                       (428,425)             --    (22,441,569)              --        924,736
                                                     ------------    ------------   ------------     ------------   ------------
Issuance of preferred stock upon conversion
  of debentures                                                                                                        1,036,707
Common stock issued upon conversion of preferred
  series A stock                                                                                                          13,533
Net proceeds from issuance of common stock
  ($2.00 to $3.00 per share)                                                                                           4,356,970
Issuance of common shares upon conversion
  of stock options                                                                                                       196,863
Issuance of common shares upon exercising
  of warrants                                                                                                            159,620
Issuance of restricted common stock to non-employee                                                                       77,333
Issuance of common shares upon cashless
  warrant exercise                                                                                                            --
Issuance of common stock upon conversion
  of debentures                                                                                                           15,919
Issuance of compensatory stock options
  to the board of directors                                                                                              612,750
Cancellation of warrants issued to consultant             248,713                                                       (534,885)
Compensation charge relating to common stock
  issued below fair value market                                                                                         103,040
Compensation charge relating to modification
  of options to acquire common shares                                                                                     72,660
Amortization of deferred compensation                     121,389                                                        121,389
Stock options issued to non-employee                                                                                      79,054
Warrants issued to a non-employee                           7,084                                                         35,402
Forfeiture of options issued to a director                 15,656                                                             --
Net loss                                                                              (3,729,606)                     (3,729,606)
                                                     ------------    ------------   ------------     ------------   ------------
      Balance at December 31, 2001                   $    (35,583)   $         --   $(26,171,175)    $         --   $  3,541,485
                                                     ============    ============   ============     ============   ============

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Cash Flows


                                                                                       For the Period
                                                                                        December 28,
                                                                  Year Ended            1995 (Date of
                                                          December 31,   December 31,   Inception) to
                                                          --------------------------     December 31,
                                                             2001           2000            2001
Cash flows from operating activities:
 Net loss                                                 $(3,729,606)   $(7,789,589)   $(26,171,175)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                               324,463        356,089       1,275,349
   Stock, options and warrant compensation                    566,743      1,524,602       2,875,743
   Loss on impairment of investment                           275,106        155,591         430,697
   Loss on write-off of capital equipment                          --             --          97,969
   Amortization of debt discount                              232,393        589,312         954,705
   Write-off of in-process research and development                --             --       1,457,458
   Realized gain on sale of marketable securities                  --             --         (66,660)
   Non-cash research and development                               --        500,344         500,344
   Changes in assets and liabilities:
    Accounts receivable                                       (17,200)         9,770         (55,000)
    Prepaid expenses and other current assets                (147,772)        32,635        (153,416)
    Other assets                                                8,683         (9,554)       (147,872)
    Accounts payable and accrued expenses                     (27,649)       162,132         487,539
    Deferred Revenue                                         (450,000)       450,000              --
    Accrued Interest                                           20,390         80,281         100,672
                                                          -----------    -----------    ------------
      Net cash used in operating activities                (2,944,449)    (3,938,387)    (18,413,647)
                                                          -----------    -----------    ------------
Cash flows from investing activities:
 Capital expenditures                                              --        (98,126)     (2,157,254)
 Sale (purchase) of investment securities                          --             --          66,660
  Investment in Open-I-Media                                       --       (170,000)       (170,000)
                                                          -----------    -----------    ------------
      Net cash flow used in investing activities                   --       (268,126)     (2,260,594)
                                                          -----------    -----------    ------------
Cash flows from financing activities:
 Net proceeds from issuance of common stock                 4,356,970      2,883,000      21,720,026
 Receipts of stock subscriptions outstanding                       --             --           1,248
 Gross proceeds from sale of convertible debentures                --      1,500,000       1,500,000
 Proceeds from exercise of stock options and
  warrants to acquire common stock                            356,483         52,774         409,257
 Net proceeds from sale of warrants                                --         52,174          52,174
 Convertible debentures and warrants issuance costs                --        (52,500)        (52,500)
 Proceeds from bridge notes                                        --             --       1,000,000
 Repayment of bridge notes                                         --             --      (1,000,000)
 Proceeds from sale and leaseback of equipment                     --             --       1,139,085
 Principal payments on capital lease obligations             (328,229)      (280,091)       (946,889)
                                                          -----------    -----------    ------------
      Net cash provided from financing activities           4,385,224      4,155,357      23,822,401
                                                          -----------    -----------    ------------
Net increase in cash and cash equivalents                   1,440,775        (51,156)      3,148,160
Cash and cash equivalents at beginning of period            1,707,385      1,758,541              --
                                                          -----------    -----------    ------------
Cash and cash equivalents at end of period                $ 3,148,160    $ 1,707,385    $  3,148,160
                                                          ===========    ===========    ============
Supplemental disclosure of non-cash
 investing and financing activities:
   Fixed assets exchanged in acquisition                  $              $    80,697    $     80,697
                                                          ===========    ===========    ============
   Fair value of common shares exchanged in acquisition   $              $   180,000    $    180,000
                                                          ===========    ===========    ============
   Notes payable converted into equity                    $ 1,375,000    $   125,000    $  1,500,000
                                                          ===========    ===========    ============

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

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

      The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception the Company has incurred cumulative net operating losses of $22,171,175 and expects to incur additional losses to perform further research and developement activities. The Company does not have commercial biomedical products and mangement believes that it will need additional funds to complete the development of its biomedical products. Management's plans with regard to these matters include continued developement of its products as well as seeking additional research support funds and financial arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company.

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

      Equipment

      Equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are as follows:

      Laboratory equipment                                     5 years
      Leasehold improvements                                 Life of lease
      Computer equipment                                       3 years
      Furniture and fixtures                                   7 years

      Revenue recognition

      The Company applies the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Under the provisions of SAB 101 the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Non-refundable fees are recognized as revenue over the term of the arrangement or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue.

      Research and development

      Research and development costs are expensed as incurred and include costs of third parties who conduct research and development, pursuant to development and consulting agreements, on

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

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

      At December 31, 2001, 379,294 shares of the Company's convertible Series A preferred stock have been excluded from the computation of diluted loss per share as they are antidulutive. At December 31, 2001 and 2000, outstanding options to purchase 5,139,811 and 2,167,061 shares of the Company's common stock, respectively, with exercise prices ranging from $1.0 to $5.5 have been excluded from the computation of diluted loss per share as they are antidilutive. Outstanding warrants to purchase 4,231,428 and 3,694,202 shares of the Company's common stock, at December 31, 2001 and 2000, respectively, with exercise prices ranging from $1.00 to $8.25 were also antidilutive and excluded from the computation of diluted loss per share.

      Accounting estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include the value of options and warrants granted by the Company. Actual results could differ from those estimates.

      Fair value of financial instruments

      The carrying value of cash and cash equivalents, and accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

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

      Reclassifications

      Certain prior year amounts have been reclassified to conform to current year presentation. The impact of these changes is not material and did not affect net loss.

      Recent pronouncements

      In June of 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations. FAS 141 requires that the purchase method of accounting be used for all business combinations for which the date of acquisition is after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). The Company has not historically engaged in transactions that qualify for the use of the pooling of interests method and therefore, this aspect of the new standard will not have an impact on the financial results.

      Statement of Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets, also issued in 2001, addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized; goodwill will be tested for impairment at least annually at the reporting unit level; intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of FAS 142 will be effective for fiscal years beginning after December 31, 2001 and must be applied prospectively.

      The Company will adopt FAS 141 and 142 on January 1, 2002 and will apply their provisions to future transactions.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

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

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assts and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company does not expect that the adoption of the provisions of SFAS No. 144 will have material impact on its results of it operations or financial position.

3.    Equipment

      Equipment consisted of the following at December 31, 2001 and 2000

      Laboratory equipment              $   862,005    $   862,005
      Leasehold improvements                618,315        618,315
      Computer equipment                    153,360        153,360
      Furniture and fixtures                291,637        291,637
                                        -----------    -----------
                                          1,925,317      1,925,317

      Less - Accumulated depreciation    (1,222,078)      (897,615)
                                        -----------    -----------
      Equipment, net                    $   703,239    $ 1,027,702
                                        ===========    ===========

      Depreciation expense for the years ended December 31, 2001 and December 31, 2000 was $324,463 and $356,089, respectively.

      At December 31, 2001 and 2000, laboratory equipment, computer equipment and furniture included approximately $730,500, $117,000 and $291,600, respectively, of equipment acquired under capital leases. Accumulated depreciation related to such equipment approximated $538,300, $144,000 and $149,171 respectively, at December 31, 2001, and $392,200, $105,000 and
      $107,514 respectively, at December 31, 2000.

4.    Stockholders' Equity

      At December 31, 2001, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

      In September and October 1997, the Company completed an initial public offering of 2,875,000 shares of its common stock at an offering price of $5.00 per share. The Company realized gross proceeds of $14,375,000 and net proceeds, after deducting underwriting discounts and commissions, and other offering expenses payable by the Company, of $12,179,609.

      In October 2001, the Company raised gross proceeds of $2.55 million in a private offering of common stock and warrants to purchase the Company's common stock. The Company sold 850,000 shares of common stock and 425,000 warrants. The warrants are exercisable at $3.60 and have a term of seven years. In connection with the offering the Company issued 100,000 warrants to purchase shares of the Company's common stock to consultants. The warrants are exercisable at a price of $3.60 and have a term of five years. The fair value of the warrants on the date of grant was approximately $221,300.

      In August 2001, the Company raised gross proceeds of $1,159,500 in a private offering of 409,636 shares of common stock and 307,226 warrants to purchase shares of the Company's common stock. The warrants are exercisable at $3.55 per share and have a term of seven years.

      In June 2001, the Company entered into a one year consulting agreement under which the consultant assists the Company with public relations efforts in Europe in exchange for 50,000 shares of the Company's restricted common stock. The restricted stock vests at an equal rate over the period of the agreement. As the restricted stock vests, the Company will record charges to earnings based upon the difference between the fair value and the price of the restricted stock. As of December 31, 2001, the Company has recorded charges to earnings in the amount of $77,333.

      In May 2001, the Company raised gross proceeds of $850,000 in a private offering of common stock and warrants to purchase shares of the Company's common stock. The Company sold 425,000 shares of common stock and 425,000 warrants. The warrants are exercisable at $2.94 and have a term of seven years. The investors consisted of members of the board of directors, existing investors and new investors representing 43.4%, 5.9% and 50.8% of the investors in the transaction, respectively. The Company recorded a charge to earnings in the amount of $103,040 representing the intrinsic value of the restricted stock purchased by members of the board of directors.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

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

      In connection with the placement of the debentures and warrants, the Company recorded debt discount of approximately $1.0 million. Such amount represents the value of the warrants calculated using the Black-Scholes valuation model. The discount is amortized over the term of the debentures. Additionally, during the years ended December 31, 2001 and 2000, the Company recorded interest expense of $232,393 and $589,312 respectively, related to the amortization of such debt discount. In 2001 and 2000, debentures with a principal amount of $1,375,000 and $108,664, respectively, along with accrued interest, were converted into 1,011,593 and 108,884 shares of the Company's preferred and common stock, respectively.

      In connection with the January Financing, the Company issued warrants to purchase a total of 275,000 shares of common stock to the placement agent and the investors' counsel (or their respective designees). These warrants have a term of five years and are exercisable at $1.45 per share. In connection with the issuance of such warrants, the Company recorded a deferred charge of $280,653, which is being amortized over the term of the debentures.

      Holders of the Series A Convertible Preferred Stock are entitled to (i) cumulative dividends at the annual rate of 6% payable when and if declared by the Company's board of directors; (ii) in the event of liquidation of the Company, each holder is entitled to receive $1.4375 per share (subject to certain adjustment) plus all accrued but unpaid dividends; (iii) convert each share of Series A to a number of fully paid and non-assessable shares of common stock as calculated by dividing $1.4375 by the Series A Conversion Price (shall initially be $1.4375); and (iv) vote with the holders of other classes of shares on an as converted basis.

      As of December 31, 2001, all of the debentures were converted into shares of the Company's preferred or common stock.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

      In November 1999, 16,000 shares of the Company's common stock were issued in exchange for professional services. The Company recognized non-cash compensation expense of $21,500 for the year ended December 31, 1999 based upon the fair value of the stock on the date of grant. The Company issued the shares in 2000.

      Stock option plan and warrants

      In January 1996, the Company implemented its 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan"). The Plan as amended provided for the granting of up to 1,500,000 shares of the Company's common stock to employees, consultants and outside directors of the Company. In November 2000 and August 2001, the shareholders of the Company approved increases in the number of options to purchase common shares available for grant under the plan to 7,500,000. The exercise period for options granted under the Plan, except those granted to outside directors, is determined by a committee of the Board of Directors. Stock options granted to outside directors pursuant to the Plan must have an exercise price equal to or in excess of the fair market value of the Company's common stock at the date of grant and become exercisable over a period of three years with a third of the grant being exercisable at the completion of each year of service subsequent to the grant.

      In May 2001, subject to approval by the shareholders, the Company granted 3,225,000 options, at an exercise price of $2.50 per share, to the members of the new board of directors. Subsequent to the approval by the shareholders the Company recorded charges to earnings in the amount of $612,750 based upon the difference between the fair market value and the exercise price of the options.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2001 and 2000

Transactions under the Plan are summarized as follows:

                                                                             Weighted
                                                                             Average
                                                                Number of    Exercise
                                                                 Shares       Price
Granted in 1996 through December 31, 1998                        673,895    $   3.94
 Forfeited                                                      (133,334)       4.14
                                                               ---------    --------
Outstanding at December 31, 1998                                 540,561        3.88
 Granted                                                         612,500        1.12
 Forfeited                                                       (22,500)       1.37
                                                               ---------    --------
Outstanding at December 31, 1999                               1,130,561        2.42
 Granted                                                       1,144,000        2.00
 Forfeited                                                      (107,500)       1.19
                                                               ---------    --------
Outstanding at December 31, 2000                               2,167,061        2.26
 Granted                                                       3,660,000        2.67
 Forfeited                                                      (500,125)       3.60
 Exercised                                                      (187,125)       1.26
                                                               ---------    --------
     Total outstanding at December 31, 2001                    5,139,811    $   2.50
                                                               =========    ========
Options available for future grant at December 31, 2001       2,173,064
Weighted average fair value of options granted during 2000     $   1.85
Weighted average fair value of options granted during 2001     $   1.84

The following table summarizes information about options outstanding at December 31, 2001:

                                                           Weighted                      Number
                                             Number         Average      Weighted      Exercisable     Weighted
                                           Outstanding     Remaining     Average           at          Average
                                           December 31,   Contractual    Exercise      December 31,    Exercise
                                              2001        Life (Years)    Price            2001         Price
$ 1.00                                      10,000           8.22          1.00           10,000         1.00
1.13                                       325,000           7.83          1.13          325,000         1.13
1.50                                        33,334           4.00          1.50           33,334         1.50
2.00 - 2.50                              4,385,250           9.17          2.37        4,374,375         2.36
4.00 - 7.50                                386,227           2.56          4.72          376,227         4.60
                                         ---------                                     ---------
                                         5,139,811                                     5,118,936
                                         =========                                     =========

The following table summarizes information about warrants outstanding at December 31, 2001:

                                Number
                              of Warrants           Exercise
                              Outstanding            Price
                                100,000       $       1.00
                                405,000        1.45 - 1.50
                                359,000               2.00
                              2,551,212        2.94 - 3.63
                                 16,216               4.63
                                310,000               5.00
                                240,000        6.38 - 6.90
                                250,000               8.25
                              ---------
                              4,231,428
                              =========

On December 31, 2001, options granted outside of the plan included 125,000 options granted to an employee and 300,000 options granted to consultants. These options are outstanding at December 31, 2001.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

      In August 2000 the Company entered into an agreement with a consultant to provide the Company with financial consulting, planning, structuring, business strategy, and public relations services and raising equity capital. The term of the agreement is for a period of fifteen months with a guarantee of a six-month retention from August 1, 2000, through February 1, 2001. The consultant was paid a fee of $40,000 upon signing of the agreement, and will be paid an additional $40,000 every two months for the term of the agreement unless terminated by the Company at the end of the initial six month period. Under the provisions of the agreement, the consultant received warrants to purchase 500,000 shares of the Company's common stock. 200,000 warrants with an exercise price of $3.63 per share vested upon the date of the agreement. Of the remaining 300,000 warrants, 100,000 warrants will vest on May 1, 2001 with an exercise price of $6.50 per share, 100,000 vest on August 1, 2001 with an exercise price of $7.50 per share and 100,000 vest on October 1, 2001 with an exercise price of $9.50 per share. The warrants will become exercisable over a period of five years. Unvested warrants will terminate in the event the agreement is terminated. During the year ended December 31, 2000, the Company recorded a non-cash charge associated with such warrants in the amount of $645,786. In January 2001 the Company and the consultant terminated their arrangement. In addition to the cancellation of 300,000 unvested warrants, the consultant agreed to return 150,000 of its vested warrants to the Company. In connection with the cancellation and return of the invested warrants, the Company recorded a non-cash benefit of $535,000 in the results of its operations for the year ended December 31, 2001.

      In July 2000 the Company entered into an agreement with a consultant to serve as the Company's public relations agent. The consultant is paid a monthly retainer of $6,000 and received options to purchase 75,000 shares of the Company's common stock: 25,000 are exercisable at $5.75 per share, 25,000 at $6.50 per share and 25,000 at $7.50 per share. After an initial four-month term, the Company may terminate the agreement on thirty days notice. During the year ended December 31, 2000, the Company recorded a non-cash charge associated with such options in the amount of $160,314. The options were vested and exercisable at December 31, 2000. No charge was recorded for the year ended December 31, 2001.

      In connection with the development of its licensed technologies the Company entered into a consulting agreement with the scientist who developed such technologies, under which the consultant serves as the Company's Chief Scientific Advisor. The scientist, who is a stockholder, has been paid an annual consulting fee of $75,000. The agreement, which commenced in January 1996 and is only cancelable by the Company for cause, as defined in the agreement, had an initial term of two years and provided for automatic renewals of three additional one year periods unless either party notifies the other of its intention not to renew. Research and development expense incurred under the agreement amounted to $75,000 and $75,000 for the years ended December 31, 2000 and 1999, respectively. In June 2001, the Company entered into an amended consulting agreement with the scientist under which the scientist will provide services to the Company for a three year period commencing on September 10, 2001. In consideration for the consulting services the scientist will be paid an annual fee of $50,000 payable quarterly. In addition, the Company granted the scientist options to purchase 225,000 shares of common stock at $3.94 per share. On September 10, 2001, ten percent of the options vested and the remaining shall vest in 36 monthly installments beginning on October 10, 2001. For the year ended December 31, 2001, the Company recorded a charge of $79,000.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

      In January 2000 the Company entered into a one year consulting agreement with a member of its Board of Directors. In exchange for the consulting services, the Company granted the member of the Board warrants to purchase 50,000 shares of common stock at an exercise price of $1.00. The warrants vested immediately and will become exercisable on January 19, 2001. During the year ended December 31, 2001 and December 31, 2000, the Company recorded a non-cash charge associated with such warrants in the amount of $35,402 and $134,598, respectively.

      In September 1999 the Company entered into a consulting agreement with one of its directors under which the director will provide the Company with business valuation services in exchange for warrants to purchase 100,000 shares of the Company's common stock, at an exercise price of $1.00 per share. Of these warrants, 50,000 were exercisable on the date of grant and the remaining 50,000 on the first anniversary of the consulting agreement. The warrants must be exercised on or prior to September 9, 2004. The Company recognized non-cash compensation expense of $108,202 and $46,848 for the years ended December 31, 2000 and 1999, respectively, based upon the fair value of such warrants. All the warrants were vested and exercisable at December 31, 2000.

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

      In January 1998 the Company issued warrants to a third party to purchase 16,216 shares of the Company's common stock, at an exercise price of $4.60 per share in connection with an operating lease. The Company recognized a non-cash charge of $57,875 for the year ended December 31, 1998 based upon the fair value of such warrants on the date the grant.

      In September 1997, in connection with the Company's IPO, the Company issued the underwriters warrants to purchase 225,000 shares of common stock at an exercise price of $8.25 per share. All the warrants, which have a term of five years, are exercisable at December 31, 1999.

      In November 1996, the Company entered into an employment agreement with its former President and Chief Executive Officer. Under the terms of the agreement, the employee received warrants to purchase 461,016 shares of common stock at $3.00 per share (see Note 6). These warrants expire on November 18, 2006. Upon termination of the employment agreement on April 21, 1998, 230,508 unvested warrants were surrendered to the Company. 230,508 of the warrants are still outstanding at December 31, 2001.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for warrants issued to employees

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

      and stock options granted under the Plan. Had compensation cost for warrants issued and stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and loss per share would have been increased by approximately $7,163,483, or $0.84 per share for the year ended December 31, 2001, and approximately $1,922,000, or $0.27 per share for the year ended December 31, 2000.

      The fair value of the options and warrants granted to employees and consultants during 2001 and 2000 ranged from $1.55 to $4.71 on the date of the respective grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2001: no dividend yield, expected volatility of 100%, risk free interest rates of 3.85%-4.74%, and an expected term of 3 to 5 years. The following weighted-average assumptions were used for 2000: no dividend yield, expected volatility of 100%, risk free interest rates of 5.94%-6.3%, and an expected term of 3 to 5 years.

5.    Income Taxes

      The Company has incurred losses since inception which have generated net operating loss carryforwards of approximately $16,575,000 and $13,866,000, respectively, at December 31, 2001 and 2000 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin expiring in 2010 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards is subject to limitation.

      The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses result in a noncurrent deferred tax asset at December 31, 2001 and December 31, 2000 of approximately $9,811,000 and $8,888,000, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

      For the years ended December 31, 2001 and December 31, 2000, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

6.    Related Parties

      Employment agreements

      In September 1998, the Company and its Chief Executive Officer and Chairman ("EVPs") entered into employment agreements commencing October 1, 1998 and expiring on December 31, 2000. Under the agreements, the EVPs were each paid an annual minimum compensation of $225,000, and were granted a minimum of 16,666 options to purchase shares of the Company's common stock per annum. The Company incurred $450,000 of expense for the year ended December 31, 1999 pursuant to these agreements.

      In November 1999, the EVPs were each granted non-qualified stock options to purchase 150,000 shares under the Company's 1996 Incentive and Non-Qualified Stock Option Plan, at an exercise

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

      price of $1.30, which expire in ten years. 37,500 options vested immediately. 75,000 will vest in November 2000, and the remaining 37,500 will vested in November 2001.

      In January 2000, the Company entered into new employment agreements with its EVPs, expiring in January 2005. The new agreements provide for an annual salary of $250,000, with annual increases of at least 5%. In addition, both of the EVPs were granted fully-vested options to purchase 500,000 shares of the Company's common stock at $2.00 per share. Under the provisions of the agreements, the EVPs would each receive a cash payment equal to 1.5% of the total consideration received by the Company in a transaction resulting in a greater than 50% change in ownership of the outstanding common stock of the Company.

      On March 30, 2001, the Company, its EVPs and certain investors (the "Investors") in the Company entered into an agreement under which the EVP's agreed to resign from Siga and use their best efforts to cause each of the current directors of Siga to resign. Under the agreement, certain Investors were to be appointed as Chairman of the Board and as Chief Executive Officer. In addition, as prescribed in the agreement, the amended employment agreement entered into by the Company and the EVPs in October 2000 was terminated with no cost to the Company, the vesting of 37,500 options granted to the EVPs was accelerated, exercise terms were extended and the EVPs are entitled to certain benefits until April 2003. In addition, each of the parties to the agreement have agreed to lock up their respective shares of common stock and options of Siga for 24 months subject to certain release provisions. In connection with the amendment of the terms of the EVP's options, the Company recorded a non-cash charge of $73,000 in the year ended December 31, 2001.

      In January 2000, the Company amended its employment agreement with its CFO, extending his employment until April 2002. Under this amendment, the CFO received options to purchase 100,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over two years and expire in January 2010.

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

      In January 2002, the Company and it Chief Financial Officer ("CFO") entered into an amendment to the CFO's employment agreement, extending his employment until December 31, 2002.

      In May 2000, the Company and its Vice President for Research entered into an amendment of the Vice Presidents employment agreement, extending his employment until December 31, 2002,

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

      except that the Company may terminate the agreement upon 180 days written notice. Under the amendment the employee's title was changed to Chief Scientific Officer ("CSO"). The CSO was granted options to purchase 125,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over the remaining term of the amendment. During the year ended December 31, 2001 and 2000, the Company recorded non-cash compensation charges of $112,168 and $130,999 related to these options, respectively.

      In November 1999, the Company entered into two year employment agreements with three newly-hired Vice Presidents ("VPs"), of Business Development, Investor Relations, and Marketing, at annual salaries of $95,000, $100,000, and $120,000, respectively. Each VP was also granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.125 per share, to vest ratably over two years. As of December 31, 2001, the VPs were no longer with the Company, 12,500 and 100,000 unvested options were forfeited by the Company at December 31, 2001 an 2000, respectively.

      In June 2001, the Company entered into an employment agreement with an individual to serve as the Company's President and Chief Executive Officer (the "Executive"), expiring in June 2003. The agreement provides for an annual salary of $300,000. In addition the Executive was granted options to purchase 420,000 shares of the Company's common stock at $3.94 per share.

      In October, 2001, the Company and the Executive entered into a separation and release agreement under which the Company will pay the Executive $40,000 over a period through October 5, 2002. Options previously granted to the Executive have been cancelled.

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

8.    Collaborative Research and License Agreement

      In July 1997, the Company entered into a collaborative research and license agreement with Wyeth (the "Collaborator"). Under the terms of the agreement, the Company has granted the collaborator an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement required the collaborator to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments totaling $1,200,000. In consideration of the license grant the Company is entitled to receive royalties equal to specified percentages of net sales of products incorporating the licensed technologies. The royalty percentages increase as certain cumulative and annual net sales amounts are attained. The Company could receive milestone payments, under the terms of the agreement of up to $13,750,000 for the initial product and $3,250,000 for the second product developed from a single compound derived from the licensed technologies. Such milestone payments are contingent upon the Company making project milestones set forth in the agreement, and, accordingly, if the Company is unable to make such milestones, the Company will not receive such milestone payments. During 1999, the

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

      Company recognized $337,500 in revenue related to this agreement. In 2000, the Company received $450,000 from the Collaborator. The Company recorded the entire amount as deferred revenue on December 31, 2000 and recognized it in its results of operations upon the signing of an amendment to the agreement in May 2001. In addition, for the year ended December 31, 2001, the Company recorded $575,000 in revenue relating to the agreement of which $237,500 reflected a milestone payment. The agreement expired in September 2001.

9.    License and Research Support Agreements

      On December 6, 2000 the company entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California (the "Regents"). Under the license agreement the Company obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. In the event that the Company sub-leases the license, it shall pay Regents 15% of all royalty payments made to Siga. Under the agreement, Siga is required to pay Regents 15% of all funds received from Wyeth and a minimum annual amount of $250,000 for the continued development of the inventions for a period of three years. Under the sponsored research agreement Siga is required to provide the Regents with funding in the total amount of $300,000 over a period of two years to support certain research. The Company recorded total research and development charges in the amount of $52,500 for the year ended December 31, 2000, related to the two agreements.

      In February 2001, the Company entered into a subcontract agreement with the Oregon State University. Under the agreement, the Oregon State University subcontracted to Siga certain duties it has under a grant received from the National Institute of Health for the development of Proxvirus Proteinase Inhibitors. The term of the agreement lapsed on August 31, 2001. On October 5, 2001, the agreement was extended through August 31, 2002.

      In March 2000 the Company entered into an agreement with the Ross Products Division of Abbott Laboratories (Ross), under which the Company granted Ross an exclusive option to negotiate an exclusive license to certain Company technology and patents, in addition to certain research development services. In exchange for the research services and the option, Ross is obligated to pay the Company $120,000 in three installments of $40,000. The first payment of $40,000 was received in March 2000 and is being recognized ratably, over the expected term of the arrangement. The remaining installments are contingent upon meeting certain milestones under the agreement and will be recognized as revenue upon completion and acceptance of such milestones. The first milestone was met, and the Company received an additional payment of $40,000 in the quarter ended September 30, 2000. During the year ended December 31, 2001 and 2000, the Company recognized revenue in the amount of $45,000 and $80,000, respectively.

      In May, August and September 2000 the Company was awarded three Phase I Small Business Innovation Research (SBIR) grants from the National Institutes for Health in the amounts of $26,000, $96,000 and $125,000 respectively. The grants are for the periods May 3, 2000 to August 31, 2000, August 1, 2000 to January 31, 2001, and September 15, 2000 to March 14, 2001 respectively, and will support the Company's antibiotic and vaccine development programs. For the years ending December 31, 2001 and 2000, the Company has recognized revenue from the grants in the amount of $64,500 and $182,643 respectively.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

      In July and September, 1999 the Company was awarded two Phase I research grants by the Small Business Innovation Research Program (SBIR) of $109,072 and $293,446 respectively. The first grant was to help support the Company's antibiotic discovery efforts for the period July 1, 1999 through December 31, 1999. The second grant provides support for the Company's effort to develop a vaccine targeting strep throat, in collaboration with the National Institutes of Health (NIH). The grant award is for a period of twelve months beginning on October 1, 1999. For the years ending December 31, 2000 and 1999 the Company had recognized revenue from the two grants of $220,457 and $182,061, respectively.

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

      In July 2000 the Company acquired a 12.5% equity position in the Development Company. Under the terms of the agreement, the Development Company received: (i) $170,000 in cash; (ii) 40,336 shares of the Company's common stock; and (iii) certain assets consisting of the instant messenger product, PeerFinder and fixed assets with a net book value of $80,697. In addition, the Company received the right to appoint one director to the Development Company's board of directors. At December 31, 2001 and 2000, the Company reassessed the value of its investment in Open-I. The Company reviewed certain events and changes in circumstances indicating that the carrying amount of the investment in Open-I may not be recoverable in its entirety. In 2000, management elected to reduce the carrying amount of its investment to reflect its recoverable value as of the year-end and recorded an impairment charge of $156,000. At December 31, 2001, management reviewed all available information and as a result of its analysis determined that the carrying value of its investment should be written off.

11.   Other Agreements

      In May 2000, the Company entered into a letter of intent (the "Letter") to acquire Hypernix Technologies, Ltd, an Israel-based entity. Under the letter, in the event that the transaction was consummated, Siga was to issue 3 million shares of its common stock to the stockholders and certain employees of Hypernix and assume all of the liabilities of Hypernix (not to exceed $1,250,000),with Hypernix's creditors to be paid half in cash and half in common stock of Siga. Also under the letter, Siga was to lend Hypernix $250,000 per month for up to five months. This advance was subject to interest at an annual rate of 10% and was collateralized by all the assets of

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements December 31, 2001 and 2000

      Hypernix. The Company advanced Hypernix $261,000 and $250,000 in May and July 2000,respectively, under the agreement. On August 10, 2000, the Company terminated the letter of intent. Siga recorded charges of $261,000 and $250,000 for the three months ended June 30, 2000 and September 30, 2000 respectively, to reserve the amounts advanced to Hypernix.

      In March 2001, the Company received a payment from Hypernix in the amount of $84,375.

12.   Commitments and Contingencies

      Operating lease commitments

      The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

      Year ended December 31,
      2002                               $   226,333
      2003                                   105,002
      2004                                   108,152
      2005 and thereafter                         --
                                         -----------
                                         $   439,487
                                         ===========

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2001 and 2000

      Future minimum lease payments for assets under capital leases at December 31, 2000 are as follows:

      Year ended December 31,
      2002                                                  $   195,053
                                                            -----------
           Total Minimum Payments                               195,053
        Less: amounts representing interest                       2,857
                                                            -----------
      Present value of future minimum lease payments            192,196
        Less current portion of capital lease obligations       192,196
                                                            -----------
      Capital lease obligations, net current portion        $         -
                                                            ===========
13.   Segments

      Since the announcement in September 1999 that the Company intended to pursue an Internet initiative, the Company operated its Internet initiative as a separate segment. The Internet segment generated operating expenses of approximately $1,018,000 during 2000 and has no identifiable assets at December 31, 2001 and 2000. At December 31, 2001 and 2000 the Company has no internet related operations.

14.   Subsequent Events

      In March 2002, the Company entered into a non-binding Letter of Intent (the "Letter") to acquire all of the outstanding shares of Allergy Therapeutics (Holdings) Limited. ("Allergy"). Under the terms of the letter, Siga will issue shares to the Allergy Stockholders which will result in 47.5% ownership to each of the former shareholders of Siga and former shareholders of Allergy of the outstanding common stock, on a fully diluted basis. As part of the transaction, Elan Pharma International Limited ("Elan") will enter into an exclusive license for certain technology with Siga in exchange for 5% of the Company's common stock on a fully diluted basis.