Form 10QSB
period 2002-03-31
SIGA TECHNOLOGIES INC
filed 2002-05-14
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
March 31, 2002

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

As of May 10, 2002 the registrant had outstanding 10,140,053 shares of Common Stock.

================================================================================

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                            BALANCE SHEET - UNAUDITED

                                                                                     March 31,     December 31,
                                                                                       2002            2001*
                                                                                   ------------    ------------
                                               ASSETS
Current Assets
   Cash and cash equivalents ..................................................   $  2,538,862    $  3,148,160
   Accounts receivable ........................................................         63,689          55,000
   Prepaid expenses ...........................................................        115,126         153,416
                                                                                  ------------    ------------
    Total current assets ......................................................      2,717,676       3,356,576

   Equipment, net .............................................................        625,016         703,239
   Other assets ...............................................................        127,057         147,873
                                                                                  ------------    ------------
    Total assets ..............................................................   $  3,469,749    $  4,207,688
                                                                                  ============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
   Accounts payable ...........................................................   $    250,409    $    210,391
   Accrued expenses ...........................................................        190,952         263,616
   Capital lease obligations ..................................................        131,377         192,196
                                                                                  ------------    ------------
    Total current liabilities .................................................        572,738         666,203
                                                                                  ------------    ------------

Commitments and contingencies .................................................             --              --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized, 379,294 and
   379,294 issued and outstanding at March 31, 2002
   and December 31, 2001, respectively) .......................................        398,441         398,441
   Common stock ($.0001 par value, 25,000,000 shares authorized,
    10,139,553 and 10,139,553 issued and outstanding at March 31, 2002
     and December 31, 2001, respectively) .....................................          1,016           1,016
   Additional paid-in capital .................................................     29,404,296      29,348,786
    Deferred Compensation .....................................................        (23,272)        (35,583)
   Deficit accumulated during the development stage ...........................    (26,883,470)    (26,171,175)
                                                                                  ------------    ------------
    Total stockholders' equity ................................................      2,897,011       3,541,485
                                                                                  ------------    ------------
    Total liabilities and stockholders' equity ................................   $  3,469,749    $  4,207,688
                                                                                  ============    ============

* The December 31, 2001 balances have been derived from the audited financial statements included in the Form 10-KSB.

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                       STATEMENT OF OPERATIONS - UNAUDITED

                                                                           For The Period
                                                                             December 28,
                                                                            1995 (Date of
                                                   Three months ended       Inception) to
                                                        March 31,             March 31,
                                                 2002           2001            2002
                                             ------------    -----------    ------------
Revenues
     Research and Development Contracts      $         --    $   304,500    $  3,287,181
                                             ------------    -----------    ------------

Operating expenses
     General and administrative                   340,598         65,355      15,724,043
     Research and development                     356,972        430,610      12,366,048
     Patent preparation fees                       27,245         17,621       1,381,999
     Settlement of litigation                                                         --
     Stock option and warrant compensation             --             --              --
                                             ------------    -----------    ------------
Total operating expenses                          724,815        513,586      29,472,090
                                             ------------    -----------    ------------

Operating loss                                   (724,815)      (209,086)    (26,184,909)

Interest income/(expense)                          12,520       (159,105)       (334,525)
Loss on impairment of investment                                                (430,697)
Other Income/Gain on sale of securities                --             --          66,660
                                             ------------    -----------    ------------
Net loss                                     $   (712,295)   $  (368,191)   $(26,883,470)
                                             ============    ===========    ============

Weighted average shares                        10,139,553      7,528,628
                                             ------------    -----------
Net Loss per Share                           $      (0.07)   $     (0.05)
                                             ============    ===========

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                       STATEMENT OF CASH FLOWS - UNAUDITED

                                                                                       For The Period
                                                                                        December 28,
                                                                                       1995 (Date of
                                                            Three months ended         Inception) to
                                                                March 31,                March 31,
                                                           2002           2001             2002
                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                             $   (712,295)   $   (368,191)   $(26,883,470)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                             78,223          86,021       1,353,572
    Stock, options & warrant compensation                    67,822        (387,042)      2,943,565
    Loss on impairment of investment                                                        430,697
    Loss on write-off of capital equipment                       --              --          97,969
    Amortization of debt discount                                --         151,178         954,705
    Purchase of rights to certain technology                                              1,457,458
    Realized gain on marketable securities                                                  (66,660)
    Non-cash research and development                                                       500,344
    Changes in assets and liabilities:
      Accounts receivable                                    (8,689)         22,800         (63,689)
      Prepaid expenses and other current assets              38,290           5,644        (115,125)
      Other assets                                           20,816          (1,879)       (127,056)
      Accounts payable and accrued expenses                 (32,646)        (82,200)        454,893
      Deferred Revenue                                           --         125,000              --
      Accrued Interest                                           --          20,249         100,672
     Deferred Compensation                                       --                              --
                                                       ------------    ------------    ------------

      Net cash used in operating activities                (548,479)       (428,420)    (18,962,125)
                                                       ------------    ------------    ------------


Cash flows from investing activities:
  Capital expenditures                                           --              --      (2,157,254)
  Sale (purchase) of investment securities                       --              --          66,660
  Investment in Open-I-Media                                     --              --        (170,000)
                                                       ------------    ------------    ------------

      Net cash flow used in investing activities                 --              --      (2,260,594)
                                                       ------------    ------------    ------------


Cash flows from financing activities:
  Net proceeds from issuance of common stock                     --              --      21,720,026
  Receipts of stock subscriptions outstanding                    --              --           1,248
  Gross proceeds from sale of convertible debentures                                      1,500,000
  Proceeds from exercise of options                                          65,812         409,256
  Net proceeds from sale of warrants                                                         52,174
  Convertible debentures and warrants issuance costs                                        (52,500)
  Proceeds from bridge notes                                                     --       1,000,000
   Repayment of bridge notes                                                     --      (1,000,000)
   Proceeds from sale & leaseback of equipment                                   --       1,139,085
  Principal payments on capital lease obligations           (60,819)        (75,671)     (1,007,708)
                                                       ------------    ------------    ------------

      Net cash provided from financing activities           (60,819)         (9,859)     23,761,581
                                                       ------------    ------------    ------------


Net increase in cash and cash equivalents                  (609,298)       (438,279)      2,538,862
Cash and cash equivalents at beginning of period          3,148,160       1,707,385              --
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period             $  2,538,862    $  1,269,106    $  2,538,862
                                                       ------------    ------------    ------------

    The accompanying notes are an integral part of these financial statements

Notes to the March 31, 2002 Financial Statements

1.    Basis of Presentation

      The financial statements of Siga Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on forms 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2001, included in the 2001 Form 10-KSB.

      In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2002.

      The accompanying financial statements have been prepared assuming that the company will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations into the second quarter of 2003. The Company does not have commercial biomedical products, and does not expect to have such for several years, if at all. The Company believes that it will need additional funds to complete the development of its biomedical products.

2.    Consulting Agreements

      In June 2001, the Company entered into a one year consulting agreement under which the consultant assists the Company with public relations efforts in Europe in exchange for 50,000 shares of the Company's restricted common stock. The restricted stock vests at an equal rate over the period of the agreement. As the restricted stock vests, the Company will record charges to earnings based upon the difference between the fair value and the price of the restricted stock. For the three months ended March 31, 2002 the Company has recorded a charge in the amount of $25,676.

      In June 2001, the Company entered into a consulting agreement, under the terms of the consulting agreement the consultant will provide services to the Company for a three year period commencing on September 10, 2001. In consideration for the consulting services the consultant will be paid an annual fee of $50,000 payable quarterly. In addition, the Company granted the consultant options to purchase 225,000 shares of common stock at $3.94 per share. On September 10, 2001, ten percent of the options vest and the remaining shall vest in 36 monthly installments beginning on October 10, 2001. As the options vest, the Company will record charges to earnings based upon the fair market value of the options as computed in accordance with the Black-Scholes method. For the three months ended March 31, 2002 the Company has recorded a charge in the amount of $29,835.

3.    Acquisitions

      In March 2002, the Company entered into a non-binding Letter of Intent to acquire all of the outstanding shares of Allergy Therapeutics (Holdings) Limited ("Allergy") in a stock-for-stock transaction in which, assuming the exercise of certain outstanding options, the current Siga stockholders and the current Allergy stock holders will each own approximately 50% of the outstanding common stock of the combined company. SIGA is responsible for 50% of the costs associated with the transaction.

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

Overview

      We are a development stage, technology company, whose primary focus is in biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through March 31, 2002, we have sustained cumulative net losses of $26,883,470, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for our common stock. Also included in the cumulative loss to date, are non-cash charges of $2,943,565 incurred for stock option and warrant compensation expense. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through March 31, 2002, research and development expenses amounted to $12,366,048, patent preparation and prosecution expenses totaled $1,381,999, general and administration expenses amounted to $15,724,043. From inception through March 31, 2002 revenues from research and development agreements and government grants totaled $3,287,181.

      Since inception, SIGA has had limited resources, has incurred cumulative net operating losses of $26,883,470 and expects to incur additional losses to perform further research and development activities. We do not have commercial biomedical products, and we do not expect to have such for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds to support operations through the second quarter of 2003.

      Our operations are run out of our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing vaccine and antibiotic programs through a combination of government grants and strategic alliances. While we have had success in obtaining strategic alliances and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

      In March of 2002, we signed a non-binding letter of intent to acquire all of the outstanding shares of Allergy Therapeutics (Holdings) Limited in a stock-for-stock transaction in which, assuming the exercise of certain outstanding options, the current SIGA stockholders, and the current Allergy Therapeutics shareholders, will each own approximately 50% of the outstanding common stock of the combined company.

Results of Operations

Three Months ended March 31, 2002 and March 31, 2001.

      There were no revenues from grants and research and development contracts for the three months ended March 31, 2002 compared to $304,500 for the three months ended March 31, 2001. The absence of revenue for the period ended March 31, 2002 is the primarily the result of the research and development portion of our agreement with Wyeth-Ayerst coming to an end on September 30, 2001. In addition, there was no new revenue from government grants. For the three months ended March 31, 2001 we recognized revenue of $304,500 from grants and development contracts. We have made application for additional grants under the Small Business Innovation Research (SBIR) grant program, however no assurance can be made that we will receive any further funding.

      General and administrative expenses for the three months ended March 31, 2002 were $340,598 compared to $65,355 for the same period of the prior year. The approximate 421% increase in expenses for the three months ended March 31, 2002 compared to the 2001 period is the result of a non-cash credit for $534,885 recognized during the three months ended March 31, 2001 to account for the cancellation of certain vested warrants granted to a consultant upon termination of its consulting agreement. Excluding this credit, general and administrative expenses were $259,643 lower for the three months ended March 31, 2002 compared to the prior year period. The reduction of approximately 43% from the three months ended March 31, 2001 was primarily the result of a material reduction in personnel expenses.

      Research and development expenses decreased to $356,972 for the three months ended March 31, 2002 from $430,610 for the same period in 2001. The approximate 17% decline in expenses from the three months ended March 31, 2001 was primarily the result of lower payroll costs, laboratory supplies and sponsored R&D, partially offset by higher consulting expenses.

       Patent preparation expense of $27,245 for the three months ended March 31, 2002 was approximately 55% higher than the $17,621 incurred for the three months ended March 31, 2001. The increase in spending from the prior year period is the result of an increase in costs associated with foreign patent filings.

      Net interest income was $12,520 for the three months ended March 31, 2002 compared to net interest expense of $159,105 for the three months ended March 31, 2001. The improvement in net interest was the result of the conversion of the remainder of the $1,500,000 principle amount of the 6% convertible debenture and accrued interest into equity in the second half of 2001.

      Net loss for the three months ended March 31, 2002 was $712,295, an approximate 93% increase from the $368,191 loss for the three months ended March 31, 2001. The increase in the loss was the result of the $534,885 non-cash credit recognized in the 2001 discussed in the general and administrative paragraph above. Excluding this non-cash credit, the net loss incurred for the three months ended March 31, 2002 was $190,871 less than the loss incurred in the prior year period, a decrease of approximately 21%.

Liquidity and Capital Resources

      As of March 31, 2002 we had $2,538,862 in cash and cash equivalents. Cash expended in the quarter ended March 31, 2002 was for normal operating activities, which included costs associated with the preparation of our annual report to the SEC on Form 10-KSB for the year ended December 31, 2001.

     In March of 2002, we signed a non-binding letter of intent to acquire all the outstanding shares of Allergy Therapeutics (Holdings) Limited in a stock-for-stock transaction in which, assuming the exercise of certain outstanding options, the current SIGA stockholders and the and the current Allergy Therapeutics shareholders will each own approximately 50% of the common stock of the combined company. We expect to incur significant legal, accounting and other due diligence expenses in connection with the transaction. Under the terms of the agreement SIGA is responsible for 50% of the costs associated with the transaction.

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately into the second quarter of 2003. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms.

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

                                     Part II
                                Other information

Item 1. Legal Proceedings - SIGA is not a party, nor is its property the subject of, any legal proceedings other than routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders  - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      On March 20, 2002 we filed an 8-K regarding our entering into a letter of intent to acquire all the outstanding shares of Allergy Therapeutics Holdings, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SIGA Technologies, Inc.
                                                   (Registrant)


   Date: May 14, 2002                    By:   /s/ Thomas N. Konatich
                                               ---------------------------------
                                               Thomas N. Konatich
                                               Chief Financial Officer
                                               (Principal Accounting Officer and
                                               Financial Officer and Vice
                                               President, Finance)