Form 10QSB
period 2002-06-30
SIGA TECHNOLOGIES INC
filed 2002-08-14
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
June 30, 2002

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

As of August 12, 2002 the registrant had outstanding 10,140,053 shares of Common Stock.

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                             UNAUDITED BALANCE SHEET

                                                                                    June 30,      December 31,
                                                                                      2002            2001
                                                                                  ------------    ------------
                                     ASSETS
Current Assets
   Cash and cash equivalents ..................................................   $  1,844,188    $  3,148,160
   Accounts receivable ........................................................        156,148          55,000
   Prepaid expenses ...........................................................         92,542         153,416
                                                                                  ------------    ------------
    Total current assets ......................................................      2,092,878       3,356,576

   Equipment, net .............................................................        581,650         703,239
   Other assets ...............................................................        131,021         147,873
                                                                                  ------------    ------------
    Total assets ..............................................................   $  2,805,549    $  4,207,688
                                                                                  ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
   Accounts payable ...........................................................   $    626,604    $    210,391
   Accrued expenses ...........................................................        144,511         263,616
   Capital lease obligations ..................................................         92,657         192,196
    Deferred Revenue ..........................................................            900              --
                                                                                  ------------    ------------
    Total current liabilities .................................................        864,672         666,203

Commitments and contingencies .................................................             --              --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares authorized,
   379,294 and 379,294 issued and outstanding at June 30, 2002
   and December 31, 2001, respectively) .......................................        398,441         398,441
   Common stock ($.0001 par value, 25,000,000 shares authorized,
    10,140,053 and 10,139,553 issued and outstanding at June 30, 2002
     and December 31, 2001, respectively) .....................................          1,017           1,016
   Additional paid-in capital .................................................     29,387,238      29,348,786
    Deferred Compensation .....................................................        (10,961)        (35,583)
   Deficit accumulated during the development stage ...........................    (27,834,858)    (26,171,175)
                                                                                  ------------    ------------
    Total stockholders' equity ................................................      1,940,877       3,541,485
                                                                                  ------------    ------------
    Total liabilities and stockholders' equity ................................   $  2,805,549    $  4,207,688
                                                                                  ============    ============

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                        UNAUDITED STATEMENT OF OPERATIONS

                                                                                                                      For The Period
                                                                                                                        December 28,
                                                                                                                       1995 (Date of
                                                              Three months ended             Six months ended          Inception) to
                                                                   June 30,                       June 30,                June 30,
                                                             2002           2001            2002            2001           2002
                                                         ------------    -----------    ------------    -----------    ------------
                                                           Unaudited      Unaudited      Unaudited       Unaudited       Unaudited
Revenues
     Research and Development Contracts                  $    139,319    $   682,500    $    139,319    $   987,000    $  3,426,500
                                                         ------------    -----------    ------------    -----------    ------------

Operating expenses
     General and administrative                               668,162        635,245       1,008,760        700,600      16,392,205
     Research and development                                 413,630        428,937         770,603        859,547      12,779,678
     Patent preparation fees                                   18,169         63,317          45,414         80,938       1,400,169
                                                         ------------    -----------    ------------    -----------    ------------
Total operating expenses                                    1,099,961      1,127,499       1,824,777      1,641,085      30,572,052
                                                         ------------    -----------    ------------    -----------    ------------

Operating loss                                               (960,642)      (444,999)     (1,685,458)      (654,085)    (27,145,552)

Interest income/(expense)                                       9,255        (74,660)         21,775       (233,765)       (325,269)
Loss on impairment of investment                                   --             --              --             --        (430,697)
Other Income/Gain on sale of securities                            --             --              --             --          66,660
                                                         ------------    -----------    ------------    -----------    ------------
Net loss                                                 $   (951,387)   $  (519,659)   $ (1,663,683)   $  (887,850)   $(27,834,858)
                                                         ============    ===========    ============    ===========    ============

Weighted average shares outstanding: basic and diluted     10,140,053      7,807,470      10,083,998      7,668,049
                                                         ------------    -----------    ------------    -----------
Net Loss per Share: basic and diluted                    $      (0.09)   $     (0.07)   $      (0.16)   $     (0.12)
                                                         ============    ===========    ============    ===========

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                        UNAUDITED STATEMENT OF CASH FLOWS


                                                                                    For The Period
                                                                                     December 28,
                                                                                    1995 (Date of
                                                            Six months ended        Inception) to
                                                             June 30, 2002             June 30,
                                                           2002          2001           2002
                                                       ------------------------------------------
Cash flows from operating activities:
  Net loss                                             $(1,663,683)   $  (887,850)   $(27,834,858)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                           156,446        154,924       1,431,795
    Stock, options & warrant compensation                   62,513       (245,098)      2,938,256
    Loss on impairment of investment                            --             --         430,697
    Loss on write-off of capital equipment                      --             --          97,969
    Amortization of debt discount                               --        220,872         954,705
    Purchase of rights to certain technology                    --             --       1,457,458
    Realized gain on marketable securities                      --             --         (66,660)
    Non-cash research and development                           --             --         500,344
    Changes in assets and liabilities:
      Accounts receivable                                 (101,148)        11,488        (156,147)
      Prepaid expenses and other current assets             60,874       (160,984)        (92,542)
      Other assets                                          16,852         (3,427)       (131,020)
      Accounts payable and accrued expenses                297,108         17,807         784,647
      Deferred Revenue                                         900       (445,000)            900
      Accrued Interest                                          --         20,391         100,672
                                                       ------------------------------------------

      Net cash used in operating activities             (1,170,138)    (1,316,877)    (19,583,784)
                                                       ------------------------------------------


Cash flows from investing activities:
  Capital expenditures                                     (34,857)            --      (2,192,111)
  Sale (purchase) of investment securities                      --             --          66,660
  Investment in Open-I-Media                                    --             --        (170,000)
                                                       ------------------------------------------

      Net cash flow used in investing activities           (34,857)            --      (2,295,451)
                                                       ------------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                    --        850,003      21,720,026
  Receipts of stock subscriptions outstanding                   --             --           1,248
  Gross proceeds from sale of convertible debentures            --             --       1,500,000
  Proceeds from exercise of options                            562         97,459         409,818
  Net proceeds from sale of warrants                            --             --          52,174
  Convertible debentures and warrants issuance costs            --             --         (52,500)
  Proceeds from bridge notes                                    --             --       1,000,000
   Repayment of bridge notes                                    --             --      (1,000,000)
   Proceeds from sale & leaseback of equipment                  --             --       1,139,085
  Principal payments on capital lease obligations          (99,539)      (153,742)     (1,046,428)
                                                       ------------------------------------------

      Net cash provided from financing activities          (98,977)       793,720      23,723,423
                                                       ------------------------------------------

Net increase in cash and cash equivalents               (1,303,972)      (523,157)      1,844,188
Cash and cash equivalents at beginning of period         3,148,160      1,707,385              --
                                                       ------------------------------------------
Cash and cash equivalents at end of period             $ 1,844,188    $ 1,184,228    $  1,844,188
                                                       ==========================================

    The accompanying notes are an integral part of these financial statements

Notes to the June 30, 2002 Financial Statements

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

      In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2002.

      The accompanying financial statements have been prepared assuming that the company will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations through the first quarter of 2003. The Company does not have commercial biomedical products, and does not expect to have such for several years, if at all. The Company believes that it will need additional funds to complete the development of its biomedical products.

2. License and Research Support Agreement

In May, 2002, the Company was awarded a Phase II Small Business Innovation Research (SBIR) grants from the National Institutes for Health in the amount $865,000. The grant is for a three-year period, and will support the Company's antibiotic and vaccine development programs. During the three months ended June 30, 2002, the Company recorded revenue in the amount of $60,219 relating to the grant.

3. New Accounting Pronouncements

      In July 2002, SFAS 146, Accounting for Costs Associates with Exit or Disposal Activities, was issued. SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit or disposal activities, that are currently accounted for pursuant to EITF Issue No. 94-3, Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under SFAS No. 146, such liabilities, with the exception of certain one-time termination benefits, will be recognized and measured initially at their fair value in the period in which the liability is incurred. SFAS No. 146 is effective for the fiscal years beginning after December 31, 2002.

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

Overview

      We are a development stage technology company, whose primary focus is in biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through June 30, 2002, we have sustained cumulative net losses of $27,834,858, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for our common stock. Also included in the cumulative loss to date, are non-cash charges of $2,938,256 incurred for stock option and warrant compensation expense. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through June 30, 2002, research and development expenses amounted to $12,779,678, patent preparation and prosecution expenses totaled $1,400,169, general and administration expenses amounted to $16,392,205. From inception through June 30, 2002 revenues from research and development agreements and government grants totaled $3,426,500.

      Since inception, SIGA has had limited resources, has incurred cumulative net operating losses of $27,834,858 and expects to incur additional losses to perform further research and development activities. We do not have commercial biomedical products, and we do not expect to have such for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds to support operations through first quarter of 2003. In the event that we are unable to raise additional capital, operations will need to be scaled back or discontinued.

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

      In March of 2002, we signed a non-binding letter of intent to acquire all of the outstanding shares of Allergy Therapeutics (Holdings) Limited in a stock-for-stock transaction. In July of 2002 we announced the termination of the letter of intent to acquire all the shares of Holdings due to the unfavorable market conditions that existed at the time of the termination.

Results of Operations

Three Months ended June 30, 2002 and June 30, 2001.

      Revenue for the three months ended June 30, 2002 was $139,319 compared to $682,500 for the three months ended June 30, 2001, a decrease of approximately 80%. Revenue for the three months ended June 30, 2001 included recognition of $562,500 received from Wyeth-Ayerst over prior periods that had been recorded as deferred revenue until an amendment to our agreement with Wyeth was signed during the period ended June 30, 2001. Excluding the Wyeth revenue recognition, revenue increased by approximately 16% in the three months ended June 30, 2002 compared to the three-month period of the prior year. Revenue during the three months ended June 30, 2002 consisted primarily of $75,000 from Oregon State University for completion of work performed under contract to them and revenue from a Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) that we received in June of 2002. The grant is for a total of approximately $865,000 to support research over a two-year period. Of the total grant, approximately $521,000 has been allotted for work to be performed in the first twelve months of the grant.

      General and administrative expenses for the three months ended June 30, 2002 were $668,162, a decrease of approximately 5% from the $635,245 expense incurred for the three months ended June 30, 2001. Expenses for the three months ended June 30, 2001 contained expenses associated with the "change in control" that occurred in April of 2001. These costs were primarily the legal expenses to effect the change as well certain expenses incurred on behalf of the former board and executive management of company. The three months ended June 30, 2002 included high levels of expenses associated with the terminated "letter of intent" to acquire the shares of Allergy Therapeutics Holdings, Ltd., primarily legal and accounting. Payroll expenses were materially lower for the current year period, reflecting the reduction of staffing associated with the "change in control' in the prior year period.

      Research and development expenses decreased to $413,630 for the three months ended June 30, 2002 from $428,937 for the three months ended June 30, 2001. The approximate 4% decline in expenses, reflects and essentially consistent level of activity in the two periods.

      Patent preparation expense of $18,169 for the three months ended June 30, 2002 was approximately 71% lower than the $63,317 incurred for the three months ended June 30, 2001. The three months ended June 30, 2001 included payments to UCLA for patent costs incurred under our agreement with the university, no similar costs were incurred in the current year period.

      Net interest income was $9,255 for the three months ended June 30, 2002 compared to net interest expense of $74,660 for the three months ended June 30, 2001. The improvement in net interest was the result of the conversion of the remainder of the $1,500,000 principle amount of the 6% convertible debenture and accrued interest into equity in the second half of 2001.

      Net loss for the three months ended June 30, 2002 was $951,387, an approximate 83% increase from the $519,659 loss for the three months ended June 30, 2001. The increase in the loss was the result of the recognition of $562,500 of revenue for the three months ended June 30, 2001 that had been recorded as deferred income pending the completion of the Wyeth-Ayerst contract extension.

Six Months ended June 30, 2002 and June 30, 2001.

      Revenue for the six months ended June 30, 2002 was $139,319, a decrease of approximately 86% from revenue of $987,000 for the six months ended June 30, 2001. Revenue for the six months ended June 30, 2001 included recognition of $562,500 received from Wyeth-Ayerst over prior periods that had been recorded as deferred revenue until an amendment to our agreement with Wyeth was signed during the period ended June 30, 2001. In addition, we also received a milestone payment from Wyeth-Ayerst. No payments were received from them in the current six-month period.

      General and administrative expenses for the six months ended June 30, 2002 were $1,008,760 compared to expenses of $700,600 for the six months ended June 30, 2001, an increase of approximately 43%. The increase is primarily the result of a non-cash credit for $534,885 recognized during the six months ended June 30, 2001 to account for the cancellation of certain vested warrants granted to a consultant upon termination of its consulting agreement. Excluding the non-cash credit, general and administrative expenses declined approximately 18% in the six months ended June 30, 2002. The decrease was primarily the result of lower salary expense compared to the prior year period.

      Research and development expenses decreased to $770,603 for the six months ended June 30, 2002 from $859,547 for the six months ended June 30, 2001. The approximate 10% decline in expenses was the result of lower expenses for payroll, supplies and sponsored research.

      Patent preparation expense for the six months ended June 30, 2002 was $45,414 compared to $80,938 for the six months ended June 30, 2001, a decrease of approximately 44%. The six months ended June 30, 2001 included payments to UCLA for patent costs incurred under our agreement with the university, no similar costs were incurred in the current year period.

      Net interest income was $21,775 for the six months ended June 30, 2002 compared to net interest expense of $233,765 for the six months ended June 30, 2001. The improvement in net interest was the result of the conversion of the remainder of the $1,500,000 principle amount of the 6% convertible debenture and accrued interest into equity in the second half of 2001.

      Net loss for the six months ended June 30, 2002 was $1,663,683, compared to a loss of $887,850 for the six months ended June 30, 2001. The approximate 87% increase from the prior year period was largely the result of the recognition of $562,500 of revenue that had been recorded as deferred income pending the completion of the Wyeth-Ayerst contract amendment and the recognition of a non-cash credit of $534,885 to account for the cancellation of certain vested warrants to a consultant as described above.

Liquidity and Capital Resources

      As of June 30, 2002 we had $1,844,188 in cash and cash equivalents.

      In March of 2002, we signed a non-binding letter of intent to acquire all the outstanding shares of Allergy Therapeutics (Holdings) Limited in a stock-for-stock transaction. In July of 2002 the letter of intent was terminated due to changes in market conditions. We incurred approximately $550,000 of expenses in connection with this contemplated transaction.

      In June of 2002 we received a Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH). The grant is for a total of approximately $865,000 to support research over a two-year period. Of the total grant, approximately $521,000 has been allotted for work to be performed in the first twelve months of the grant. During the three months ended June 30, 2002, we recorded revenue in the amount of $60,219 relating to the grant.

      We anticipate that our current resources and the funding available through the SBIR grant will be sufficient to finance our currently anticipated needs for operating and capital expenditures through the first quarter of 2003. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms. In the event we are unable to raise additional capital, operations will need to be scaled back or discontinued.

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

Item 7. Exhibit 99.1 - Certification of Acting Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SIGA Technologies, Inc.
                                           (Registrant)


Date: August 14, 2002                  By: /s/ Thomas N. Konatich
                                           -------------------------------------
                                           Thomas N. Konatich
                                           Chief Financial Officer
                                           (Principal Accounting Officer and
                                           Financial Officer and Vice
                                           President, Finance)