Form 10QSB
period 2002-09-30
SIGA TECHNOLOGIES INC
filed 2002-11-14
CIK 1010086

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
September 30, 2002

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

As of November 5, 2002 the registrant had outstanding 11,177,553 shares of Common Stock.

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                             UNAUDITED BALANCE SHEET

                                                                   September 30,   December 31,
                                                                       2002            2001
                                                                   ------------    ------------
                                     ASSETS
Current Assets
   Cash and cash equivalents ...................................   $  1,083,208    $  3,148,160
   Accounts receivable .........................................         91,940          55,000
   Prepaid expenses ............................................         86,240         153,416
                                                                   ------------    ------------
       Total current assets ....................................      1,261,388       3,356,576

   Equipment, net ..............................................        503,294         703,239
   Other assets ................................................        143,810         147,873
                                                                   ------------    ------------
       Total assets ............................................   $  1,908,492    $  4,207,688
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable ............................................   $    397,343    $    210,391
   Accrued expenses ............................................         90,897         263,616
   Capital lease obligations ...................................         52,616         192,196
      Deferred Revenue .........................................             --              --
                                                                   ------------    ------------
      Total current liabilities ................................        540,856         666,203

Commitments and contingencies ..................................             --              --

Stockholders' equity
   Preferred stock ($.0001 par value, 10,000,000 shares
     authorized, 408,864 and 379,294 issued and outstanding
     at September 30, 2002 and December 31, 2001, respectively)         443,674         398,441
   Common stock ($.0001 par value, 25,000,000 shares authorized,
     11,177,553 and 10,139,553 issued and outstanding at
     September 30, 2002 and December 31, 2001, respectively) ...          1,121           1,016
   Subscription receivable .....................................       (931,250)             --
   Additional paid-in capital ..................................     30,324,064      29,348,786
      Deferred Compensation ....................................         (5,477)        (35,583)
   Deficit accumulated during the development stage ............    (28,464,496)    (26,171,175)
                                                                   ------------    ------------
      Total stockholders' equity ...............................      1,367,636       3,541,485
                                                                   ------------    ------------
      Total liabilities and stockholders' equity ...............   $  1,908,492    $  4,207,688
                                                                   ============    ============

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                        UNAUDITED STATEMENT OF OPERATIONS

                                                                                                                      For The Period
                                                                                                                        December 28,
                                                                                                                      1995 (Date of
                                                             Three months ended              Nine months ended         Inception) to
                                                                September 30,                  September 30,           September 30,
                                                             2002           2001            2002           2001            2002
                                                         ------------    -----------    ------------    -----------    ------------
                                                          Unaudited       Unaudited       Unaudited      Unaudited       Unaudited
Revenues
     Research and Development Contracts                  $     89,738    $   157,500    $    229,057    $ 1,144,500    $  3,516,238
                                                         ------------    -----------    ------------    -----------    ------------

Operating expenses
     General and administrative                               273,280      1,259,110       1,282,040      1,959,710      16,665,485
     Research and development                                 423,850        497,739       1,194,453      1,357,285      13,203,528
     Patent preparation fees                                   26,918        (11,046)         72,332         69,892       1,427,087
                                                         ------------    -----------    ------------    -----------    ------------
Total operating expenses                                      724,048      1,745,803       2,548,825      3,386,887      31,296,100
                                                         ------------    -----------    ------------    -----------    ------------

Operating loss                                               (634,310)    (1,588,303)     (2,319,768)    (2,242,387)    (27,779,862)

Interest income/(expense)                                       4,672         (2,220)         26,447       (235,985)       (320,597)
Loss on impairment of investment                                   --             --              --             --        (430,697)
Other Income/Gain on sale of securities                            --             --              --             --          66,660
                                                         ------------    -----------    ------------    -----------    ------------
Net loss                                                 $   (629,638)   $(1,590,523)    $(2,293,321)   $(2,478,372)   $(28,464,496)
                                                         ============    ===========    ============    ===========    ============

Weighted average shares outstanding: basic and diluted     10,174,256      8,574,094      10,151,268      7,972,269
                                                         ------------    -----------    ------------    -----------
Net Loss per Share: basic and diluted                    $      (0.06)   $     (0.19)   $      (0.23)   $     (0.31)

    The accompanying notes are an integral part of these financial statements

                             SIGA TECHNOLOGIES INC.
                          (A development stage company)

                        UNAUDITED STATEMENT OF CASH FLOWS

                                                                                    For The Period
                                                                                     December 28,
                                                                                    1995 (Date of
                                                             Nine months ended      Inception) to
                                                               September 30,        September 30,
                                                            2002          2001           2002
                                                       ---------------------------  -------------
Cash flows from operating activities:
  Net loss                                             $(2,293,321)   $(2,478,371)  $ (28,464,496)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                           236,646        221,516       1,511,995
    Stock, options & warrant compensation                   73,677        470,989       2,949,420
    Loss on impairment of investment                                           --         430,697
    Loss on write-off of capital equipment                                     --          97,969
    Amortization of debt discount                                         232,393         954,705
    Purchase of rights to certain technology                                   --       1,457,458
    Realized gain on marketable securities                                     --         (66,660)
    Non-cash research and development                                          --         500,344
    Changes in assets and liabilities:
      Accounts receivable                                  (36,940)       (44,482)        (91,940)
      Prepaid expenses and other current assets             67,176       (133,023)        (86,239)
      Other assets                                           4,063        (14,480)       (143,810)
      Accounts payable and accrued expenses                 59,466        297,704         547,005
      Deferred Revenue                                          --       (450,000)             --
      Accrued Interest                                          --         20,391         100,672
                                                       ---------------------------  -------------

      Net cash used in operating activities             (1,889,233)    (1,877,363)    (20,302,880)
                                                       ---------------------------  -------------

Cash flows from investing activities:
  Capital expenditures                                     (36,701)            --      (2,193,955)
  Sale (purchase) of investment securities                      --             --          66,660
  Investment in Open-I-Media                                    --             --        (170,000)
                                                       ---------------------------  -------------

      Net cash flow used in investing activities           (36,701)            --      (2,297,295)
                                                       ---------------------------  -------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                    --      1,995,474      21,720,026
  Receipts of stock subscriptions outstanding                   --             --           1,248
  Gross proceeds from sale of convertible debentures            --             --       1,500,000
  Proceeds from exercise of options                            562        189,783         409,819
  Net proceeds from sale of warrants                            --             --          52,174
  Convertible debentures and warrants issuance costs            --             --         (52,500)
  Proceeds from bridge notes                                    --             --       1,000,000
   Repayment of bridge notes                                    --             --      (1,000,000)
   Proceeds from sale & leaseback of equipment                  --             --       1,139,085
  Principal payments on capital lease obligations         (139,580)      (234,293)     (1,086,469)
                                                       ---------------------------  -------------

      Net cash provided from financing activities         (139,018)     1,950,964      23,683,383
                                                       ---------------------------  -------------

Net increase in cash and cash equivalents               (2,064,952)        73,601       1,083,208
Cash and cash equivalents at beginning of period         3,148,160      1,707,385              --
                                                       ---------------------------  -------------
Cash and cash equivalents at end of period             $ 1,083,208    $ 1,780,986   $   1,083,208
                                                       ---------------------------  -------------

    The accompanying notes are an integral part of these financial statements

Notes to the September 30, 2002 Financial Statements

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2002.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations through the end of September 30, 2003. The Company does not have commercial biomedical products, and does not expect to have such for several years, if at all. The Company believes that it will need additional funds to complete the development of its biomedical products. If additional financing can not be obtained, long-term operations will need to be scaled back or discontinued.

2. Private Financing

On September 27, 2002 the Company completed a private financing and issued 1,037,500 shares of its common stock and warrants to acquire 518,750 shares of common stock for $2.25 per share, exercisable for a period of five years. The Company received net proceeds of $931,220 on October 4, 2002.

3. License and Research Support Agreement

In May, 2002, the Company was awarded a Phase II Small Business Innovation Research (SBIR) grants from the National Institutes for Health in the amount $865,000. The grant is for a three-year period, and will support the Company's antibiotic and vaccine development programs. The Company recognized approximately $88,800 of related revenue during the quarter ended September 30, 2002.

4. New Accounting Pronouncements

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

Overview

      We are a development stage technology company, whose primary focus is in biopharmaceutical product development. Since our inception in December 1995, our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through September 30, 2002, we have sustained cumulative net losses of $28,464,496 including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for our common stock. Also included in the cumulative loss to date, are non-cash charges of $2,949,420 incurred for stock option and warrant compensation expense. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through September 30, 2002, research and development expenses amounted to $13,203,528, patent preparation and prosecution expenses totaled $1,427,087, general and administration expenses amounted to $16,665,485. From inception through September 30, 2002 revenues from research and development agreements and government grants totaled $3,516,238.

      Since inception, SIGA has had limited resources, has incurred cumulative net operating losses of $27,779,862 and expects to incur additional losses to perform further research and development activities. We do not have any biomedical products which are commercially available, and we do not expect to have such products for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds to support operations through the third quarter of 2003. In the event that we are unable to raise additional capital at that time, future operations will need to be scaled back or discontinued.

      Our biotechnology operations are run out of our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing vaccine and antibiotic programs through a combination of government grants and strategic alliances. While we have had success in obtaining strategic alliances and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the development of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

      In March of 2002, we signed a non-binding letter of intent to acquire all of the outstanding shares of Allergy Therapeutics (Holdings) Limited in a stock-for-stock transaction. In July of 2003 we announced the termination of the letter of intent to acquire all the shares of Holdings due to the unfavorable market conditions that existed at the time of the termination. We incurred approximately $550,000 of expenses in connection with this contemplated transaction, some of which were still outstanding as of September 30, 2002.

Results of Operations

Three Months ended September 30, 2002 and September 30, 2001.

      Revenue for the three months ended September 30, 2002 was $89,738 an approximate 43% decline from the $157,500 revenue recognized for the three months ended September 30, 2001. Revenue for the three months ended September 30, 2001 included the final payment of $112,500 from Wyeth-Ayerst under our R&D agreement with Wyeth-Ayerst. Revenue for the three months ended September 30, 2002 included $88,838 from the Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) which we received in May of 2002. This grant is for a total of approximately $865,000 to support research over a two-year period. Of the total grant, approximately $521,000 has been allotted for work to be performed in the first twelve months of the grant.

      General and administrative expense for the three months ended September 30, 2002 was $273,280, a decrease of approximately 78% from the $1,259,109 expense incurred for the three months ended September 30, 2001. Expenses for the three months ended September 30, 2001 included a non-cash charge of $612,750 to reflect granting of options to directors with an exercise price that was less than the fair market value of our shares at the time the award was approved by stockholders. Excluding this non-cash charge, general and administrative expense for the three months ended September 30, 2002 declined by approximately 57%. This decrease was primarily the result of lower payroll, rent, legal and accounting expenses.

      Research and development expenses decreased 14.8% to $423,850 for the three months ended September 30, 2002 from $497,739 for the three months ended September 30, 2001. The reduction is primarily the result of a decrease in sponsored research and lower spending for laboratory supplies.

      Patent preparation expense of $26,918 for the three months ended September 30, 2002 was approximately 344% higher than the credit of $11,046 recognized for the three months ended September 30, 2001. The credit recognized for the three months ended September 30, 2001 was the result of patent expenses that were made in periods prior to the September 30, 2001 that were to be reimbursed by Wyeth-Ayerst and Washington University. The three months ended September 30, 2002 reflect only reimbursement of expenses incurred in that period.

      Net interest income was $4,672 for the three months ended September 30, 2002 compared to net interest expense of $2,220 for the three months ended September 30, 2001. The improvement in net interest was the result of the conversion of the remainder of the $1,500,000 principle amount of the 6% convertible debenture and accrued interest into equity in the second half of 2001.

      Net loss for the three months September 30, 2002 was $629,638, an approximate 60% decrease from the $1,590,521 loss for the three months ended September 30, 2001. The decrease in the net loss was the primarily the result of substantially lower general and administration expense as discussed above.

Nine Months ended September 30, 2002 and September 30, 2001.

      Revenue for the nine months ended September 30, 2002 was $229,057 compared to $1,144,500 for the nine months ended September 30, 2001, an approximate 80% decrease. Revenue for the nine-month period of the prior year included recognition of $562,500 from payments made by Wyeth-Ayerst that had been made to fund research in prior periods and were recorded as deferred revenue pending signing an extension of our research agreement with Wyeth. In total we recognized $912,500 in research and milestone payments from Wyeth-Ayerst for the nine months ended September 30, 2001. No payments were made in the nine-month period ended September 30, 2002. Revenue in the current year nine-month period include $149,057 from a Phase II SBIR grant from the NIH and $75,000 from a subcontract with Oregon State University.

      General and administrative expense for the nine months ended September 30, 2002 was $1,282,040, a decrease of approximately 35% from the $1,959,708 incurred for the nine months ended September 30, 2001. The nine months ended September 30, 2001 included a non-cash charge of $612,750 to reflect the granting of options to directors with an exercise price less than the fair market value of our shares at the time the option plan was approved by stockholders. In addition, lower payroll costs in the current year nine-month period offset increased legal and accounting costs associated with the terminated "letter of intent" to acquire Allergy Therapeutics Holdings, Ltd.

      Research and development expenses decreased approximately 12% to $1,194,453 for the nine months ended September 30, 2002 from $1,357,286 for the nine months ended September 30, 2001. The decline in expenses was the result of lower expenses for payroll, laboratory supplies and sponsored research.

      Patent preparation expense for the nine months ended September 30, 2002 was $72,332 compared to $69,891 for the nine months ended September 30, 2001, an increase of 3.5%. Patent activities, as well as the reimbursement of certain patent expenses by Wyeth-Ayerst and Washington University was essentially the same in both nine-month periods.

      Net interest income was $26,447 for the nine months ended September 30, 2002 compared to net interest expense of $235,985 for the nine months ended September 30, 2001. The improvement in net interest was the result of the conversion of the remainder of the $1,500,000 principle amount of the 6% convertible debenture and accrued interest into equity in the second half of 2001.

      Net loss for the nine months ended September 30, 2002 was $2,293,321, compared to a loss of $2,478,372 for the nine months ended September 30, 2001. The approximate 8% decrease from the prior year period was largely the result reduced general and administration expenses and reduced interest expense offsetting reduced levels of revenue as presented in detail above.

Liquidity and Capital Resources

      As of September 30, 2002 we had $1,083,208 in cash and cash equivalents and a subscription receivable of $931,250 representing net proceeds from a subscription to purchase units which were comprised of our common stock and warrants to purchase stock.

      In March of 2002, we signed a non-binding letter of intent to acquire all the outstanding shares of Allergy Therapeutics (Holdings) Limited in a stock-for-stock transaction. In July of 2002 the letter of intent was terminated due to changes in market conditions. We incurred approximately $550,000 of expenses in connection with this contemplated transaction, some of which were still outstanding as of September 30, 2002.

      In May of 2002, we received a Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH). The grant is for a total of approximately $865,000 to support research over a two-year period. Of the total grant, approximately $521,000 has been allotted for work to be performed in the first twelve months of the grant. During the nine months ended September 30, 2002, we recorded revenue in the amount of $149,057 relating to the grant.

      As discussed above, in September 2002, we received subscriptions from a private placement of units consisting of 1,037,500 shares of our common stock and warrants to purchase 518,750 shares of common stock at an exercise price of $2.25 per share to a group of private investors. In October 2002, we received the net proceeds of $931,250 from the placement.

      We anticipate that our current resources and the funding available through the SBIR grant will be sufficient to finance our currently anticipated needs for operating and capital expenditures through the third quarter of 2003. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic acquisitions, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms. In the event we are unable to raise additional capital, operations will need to be scaled back or discontinued.

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

Controls and Procedures

      Within the 90 day period prior to the filing date of this report, our management has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Acting Chief Executive Officer ("CEO") & Chief Financial Officer ("CFO") concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the CEO & CFO completed his evaluation.

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

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders  - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K - Report Dated September 30, 2002.

Item 7. Exhibit 99.1 - Certification of Acting Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SIGA Technologies, Inc.
                                               (Registrant)


         Date: November 14, 2002           By: /s/ Thomas N. Konatich
                                               ---------------------------------
                                               Thomas N. Konatich
                                               Chief Financial Officer
                                               (Principal Accounting Officer and
                                               Financial Officer and Vice
                                               President, Finance)

                                 CERTIFICATIONS

      I, Thomas Konatich, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of SIGA Technologies, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November 14, 2002
     ----------------------------------


By    /s/ Thomas N. Konatich
     ----------------------------------
      Acting Chief Executive Officer
      and Chief Financial Officer