Form 10-K
period 2002-12-31
SIGA TECHNOLOGIES INC
filed 2003-03-31
CIK 1010086

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                            Commission File No. 0-23047
December 31, 2002

                             SIGA Technologies, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                          13-3864870
   (State or other jurisdiction of                        (IRS Employer Id. No.)
    incorporation or organization)

   420 Lexington Avenue, Suite 601                          New York, NY 10170
(Address of principal executive offices)                        (zip code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 20, 2003 as reported on the Nasdaq SmallCap Market was approximately $16,268,778. As of March 20 , 2002 the registrant had outstanding 13,226,649 shares of common stock. For the year ended December 31, 2002 SIGA had revenues of $344,450.
================================================================================

                             SIGA Technologies, Inc.

                                   Form 10-KSB

                                Table of Contents


Part I                                                                  Page No.

Item 1   Business...........................................................   1

Item 2   Properties.........................................................  14

Item 3   Legal Proceedings..................................................  14

Item 4   Submission of Matters to a Vote of Security Holders................  14


Part II

Item 5   Market for Registrant's Common Equity and Related Stockholder
         Matters............................................................  15

Item 6   Management's Discussion and Analysis for Financial Condition
         and Results of Operations..........................................  18

Item 7   Financial Statements and Supplementary Data........................  29

Item 8   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................  30


Part III

Item 9   Directors and Executive Officers of the Registrant.................  31

Item 10  Executive Compensation.............................................  33

Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ...................................  35

Item 12  Certain Relationships and Related Transactions.....................  38


Part IV

Item 13  Exhibits, Lists and Reports on Form 8-K............................  39

Item 14  Controls and Procedures............................................  44

Item 15  Principal Accountant Fees and Services.............................  44

Signatures..................................................................  45

                                     PART I


Item 1. Business

      Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA's control, including (i) the volatile and competitive nature of the biotechnology industry, (ii) changes in domestic and foreign economic and market conditions, and (iii) the effect of federal, state and foreign regulation on SIGA's businesses. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

      SIGA Technologies, Inc. is referred to throughout this report as "SIGA," "the Company," "we" or "us."

Introduction

      SIGA is a development stage biotechnology company incorporated in Delaware on December 9, 1996. We aim to discover, develop and commercialize vaccines, antibiotics and novel anti-infectives for serious infectious diseases. Our lead vaccine candidate is for the prevention of group A streptococcal pharyngitis or "strep throat." We are developing a technology for the mucosal delivery of our vaccines which may allow those vaccines to activate the immune system at the mucus lined surfaces of the body -- the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts -- the sites of entry for most infectious agents. We focus our anti-infectives program on the increasingly serious problem of drug resistance. These programs are designed to block the ability of bacteria to attach to human tissue, the first step in the infection process.


Technology

   Vaccine Technologies: Mucosal Immunity and Vaccine Delivery

      Using proprietary technology licensed from The Rockefeller University ("Rockefeller"), SIGA is developing certain commensal bacteria ("commensals") as a means to deliver mucosal vaccines. Commensals are harmless bacteria that naturally inhabit the body's surfaces with different commensals inhabiting different surfaces, particularly the mucosal surfaces. Our vaccine candidates use genetically engineered commensals to deliver antigens for a variety of pathogens to the mucosal immune system. When administered, the genetically engineered commensals colonize the mucosal surface and replicate. By activating a local mucosal immune response, our vaccine candidates are designed to prevent infection and disease at the earliest possible stage. By comparison, most conventional vaccines are designed to act after infection has already occurred.

      Our commensal vaccine candidates use Gram-positive bacteria. Rockefeller scientists have identified a protein region that is used by Gram-positive bacteria to anchor proteins to their surfaces. We are using the proprietary technology licensed from Rockefeller to combine antigens from a wide range of infectious organisms, both viral and bacterial, with the surface protein anchor region of a variety of commensal organisms. By combining a specific antigen with a specific commensal, vaccines may be tailored to both the target pathogen and its mucosal point of entry.

      To target an immune response to a particular mucosal surface, a commensal vaccine would employ a commensal organism that naturally inhabits that surface. For example, vaccines targeting sexually transmitted diseases might employ Lactobacillus acidophilus, a commensal colonizing the female urogenital tract. Vaccines targeting gastrointestinal diseases could employ Lactobacillus casei, a commensal colonizing the gastrointestinal tract. We have conducted initial experiments using Streptococcus gordonii ("S. gordonii"), a commensal that colonizes the oral cavity and which may be used in vaccines targeting pathogens that enter through the upper respiratory tract, such as the influenza virus.

      By using an antigen unique to a given pathogen, the technology may potentially be applied to any infectious agent that enters the body through a mucosal surface. Our founding scientists have expressed and anchored a variety of viral and bacterial antigens on the outside of S. gordonii, including the M6 protein from group A streptococcus, a group of organisms that causes a range of diseases, including strep throat, necrotizing fasciitis, impetigo and scarlet fever. In addition, proteins from other infectious agents, such as HIV and human papilloma virus have also been expressed using this system. We believe this technology will enable the expression of most antigens regardless of size or shape. In animal studies, we have shown that the administration of a genetically engineered S. gordonii vaccine prototype induces both a local mucosal immune response and a systemic immune response.

     We believe that mucosal vaccines developed using our proprietary commensal delivery technology could provide a number of advantages, including:

      o More complete protection than conventional vaccines: Mucosal vaccines in general may be more effective than conventional parenteral vaccines, due to mucosal vaccines' ability to produce both a systemic and local (mucosal) immune response.

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

      In contrast to the above program, which focuses on Gram-positive bacteria, our pilicide program, based upon initial research performed at Washington University, focuses on a number of new and novel targets all of which impact on the ability of Gram-negative bacteria to assemble adhesive pili on their surfaces. Pili are proteins on the surfaces of Gram-negative bacteria -- such as
E. coli, salmonella, and shigella -- that are required for the attachment of the bacteria to human tissue, the first step in the infection process. This research program is based upon the well-characterized interaction between a periplasmic protein -- a chaperone -- and the protein subunits required to form pili. In addition to describing the process by which chaperones and pili subunits interact, we have developed the assay systems necessary to screen for potential therapeutic compounds, and have provided an initial basis for selecting novel antibiotics that work by interfering with the pili adhesion mechanism.


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

Product Candidates and Market Potential

   Mucosal Vaccines

      Development of our mucosal vaccine candidates involves: (i) identifying a suitable immunizing antigen from a pathogen; (ii) selecting a commensal that naturally colonizes the mucosal point of entry for that pathogen; and (iii) genetically engineering the commensal to express the antigen on its surface for subsequent delivery to the target population.

      Strep Throat Vaccine Candidate. Until the age of 15, many children suffer recurrent strep throat infections. Up to three percent of ineffectively treated strep throat cases progress to rheumatic fever, a debilitating heart disease, which worsens with each succeeding streptococcal infection. Since the advent of penicillin therapy, rheumatic fever in the United States has experienced a dramatic decline. However, in the last decade, rheumatic fever has experienced a resurgence in the United States. Part of the reason for this is the latent presence of this organism in children who do not display symptoms of a sore throat, and, therefore, remain untreated and at risk for development of rheumatic fever. Based on data from the Centers for Disease Control and Prevention, there are five to 10 million cases of pharyngitis due to group A streptococcus in the United States each year. There are over 32 million children in the principal age group targeted by us for vaccination. Worldwide, it is estimated that one percent of all school age children in the developing world have rheumatic heart disease. Additionally, despite the relative ease of treating strep throat with antibiotics, the specter of antibiotic resistance is always present. In fact, resistance to erythromycin, the second line antibiotic in patients allergic to penicillin, has appeared in a number of cases.

      We believe that the reason no vaccine for strep throat has been developed is because of problems associated with identifying an antigen that is common to the more than 120 different serotypes of group A streptococcus, the bacterium that causes the disease. We have licensed from Rockefeller a proprietary antigen which is common to most types of group A streptococcus, including types that have been associated with rheumatic fever. When this antigen was orally administered to animals, it was shown to provide protection against multiple types of group A streptococcal infection. Using this antigen, we are seeking to develop a mucosal vaccine for strep throat.

      Our strep throat vaccine candidate expresses the strep throat antigen on the surface of the commensal S. gordonii, which lives on the surface of the teeth and gums. Pre-clinical research in mice and rabbits has established the ability of this vaccine candidate to colonize and induce both a local and systemic immune response. We are collaborating with the National Institutes of Health ("NIH") and the University of Maryland Center for Vaccine Development on the clinical development of this vaccine candidate. In cooperation with the NIH we filed an Investigational New Drug Application ("IND") with the United States Food and Drug Administration (the "FDA") in December 1997. The first stage of these clinical trials, using the commensal delivery system without the strep throat antigen, were completed at the University of Maryland in 2000. The study showed the commensal delivery system to be well-tolerated and that it spontaneously eradicated or was easily eradicated by conventional antibiotics. A second clinical trial of the commensal delivery system without the strep throat antigen was initiated in 2000 at the University of Maryland. The study was completed in January 2002 and the results corroborated the results of the earlier study regarding tolerance and spontaneous eradication.

      In the U.S. there are about 19 million children aged 2 to 6 years who could be candidates to receive such a vaccine at the time of its introduction and then around 4 million babies born each year to be protected. Assuming a charge of $25 per dose and three doses needed for protection, there could be a potential market for a strep throat vaccine of $1.4 billion to immunize the entire U.S. population of 2 to 6 year olds and, thereafter, $300 million per year to maintain immunization in new births.

      STD Vaccine Candidates. One of the great challenges in vaccine research remains the development of effective vaccines to prevent sexually transmitted diseases ("STDs"). Two principal pathogens that are transmitted via this route are chlamydia, the most common bacterial STD, and Neisseria, the causative agent of gonorrhea. To date, a great deal of effort has been expended, without appreciable success, to develop effective injectable prophylactic vaccines versus these pathogens. Given that both of these pathogens enter the host through the mucosa, we believe that induction of a vigorous mucosal response to certain bacterial antigens may protect against acquisition of the initial infection. To test this hypothesis, we have expressed newly discovered antigens from these pathogens in our proprietary mucosal vaccine delivery system. These live genetically engineered vaccines will be delivered to animals and tested for local and systemic immune response induction, and whether these responses can block subsequent bacterial infections. We have licensed technology from Oregon State University and Washington University in support of our chlamydia and Neisseria programs, respectively. In February 2000 we entered into an option agreement with the Ross Products Division of Abbott Laboratories ("Ross"), which will provide funding for further development of an STD vaccine product. The research program was completed in late 2001 and a report has been sent to Ross. Following review of the data, the agreement was extended to allow for an additional set of experiments to be conducted.

      Chlamydia is the leading sexually transmitted disease in the U.S., with an estimated 4 million cases occurring annually. Up to $2.4 billion is spent annually on the treatment of infections from this pathogen, with the greatest percentage of this cost directed toward the therapy of chlamydial infection in women. Vaginal infection with C. trachomatis can progress to pelvic inflammatory disease, resulting in infertility, or may result in ectopic pregnancies. In addition, new evidence has linked C. trachomatis infection with an increased incidence of cervical cancer.

      The target population for STD vaccines is likely to be 12 - 18 years of age. There are currently 27.5 million such individuals in the U.S., with around 4 million entering this age group annually. Once again, assuming $25 per dose and three doses to complete immunization, there could be a potential market for a C. trachomatis vaccine of $2 billion to immunize the entire U.S. population of 12 to 18 year olds and, thereafter, $300 million per year to maintain immunization in those entering this age group.

   Mucosal Vaccine Delivery System

      We are developing our proprietary mucosal vaccine delivery system, which is a component of our vaccine program, for license to other vaccine developers. Our commensal vaccine candidates utilize Gram-positive bacteria to deliver antigens. We are using proprietary technology to anchor antigens from a wide range of infectious organisms, both viral and bacterial, to the surface protein anchor region of a variety of commensal organisms. By combining a specific antigen with a specific commensal, we believe that vaccines can be tailored to both the target pathogen and its mucosal point of entry.

      We have developed several genetic methods for recombining foreign sequences into the genome of Gram-positive bacteria at a number of non-essential sites. Various parameters have been tested and optimized to improve the level of foreign protein expression and its immunogenicity. In pre-clinical studies, genetically engineered commensals have been implanted into the oral cavities of several animal species with no observed deleterious effects. The introduced vaccine strains have taken up residence for prolonged periods of time and induce both a local mucosal (IgA) as well as a systemic immune response (IgG and T-cell).

      We have completed two early stage clinical evaluations of our mucosal vaccine delivery system based on the commensal bacterium, S. gordonii. These clinical studies were designed to test the safety of the formulation, to monitor the extent and duration of colonization of the nasal and oral cavities and to determine if the delivery system could be eradicated at the end of the study with a regimen of conventional antibiotics. A total of 47 volunteers between the ages of 18 and 40 completed the first study, performed in the United Kingdom, in which S. gordonii was delivered to the nasal passage and oral cavity. A total of 60 volunteers completed a second study which was conducted at the University of Maryland as part of our strep throat vaccine program as described above. The results of the studies indicated the delivery system was well-tolerated and that the delivery system spontaneously eradicated or was easily eradicated by conventional antibiotics. The ongoing clinical studies at the University of Maryland are also designed to evaluate S. gordonii as a commensal bacterial delivery system for our vaccine targeting strep throat. Experiments are currently underway to optimize and test the vaccine formulation prior to initiating Phase I human trials with the recombinant commensal vector based vaccine.

   Anti-Infectives

      Our anti-infectives program is targeted principally toward drug-resistant bacteria and hospital-acquired infections. According to estimates from the Centers for Disease Control, approximately two million hospital-acquired infections occur each year in the United States.

      Our anti-infectives approaches aim to block the ability of bacteria to attach to and colonize human tissue, thereby blocking infection at the first stage in the infection process. By comparison, antibiotics available today act by interfering with either the structure or the metabolism of a bacterial cell, affecting its ability to survive and to reproduce. No currently available antibiotics target the attachment of a bacterium to its target tissue. We believe that, by preventing attachment, the bacteria should be readily cleared by the body's immune system.

      Gram-Positive Antibiotic Technology. Our lead anti-infectives program is based on a novel target for antibiotic therapy. Our founding scientists have identified an enzyme, a selective protease, used by most Gram-positive bacteria to anchor certain proteins to the bacterial cell wall. These surface proteins are the means by which certain bacteria recognize, adhere to and colonize specific tissue. Our strategy is to develop protease inhibitors as novel antibiotics. We believe protease inhibitors will have wide applicability to Gram-positive bacteria in general, including antibiotic resistant staphylococcus and a broad range of serious infectious diseases including meningitis and respiratory tract infections. In 1997, we entered into a collaborative research and license agreement with Wyeth to identify and develop protease inhibitors as novel antibiotics. In the first quarter of 2001, we received a milestone payment from Wyeth for delivery of the first quantities of protease for screening, and high-throughput screening for protease inhibitors was initiated. In connection with our effort on this program we have entered into a license agreement with the University of California at Los Angeles for certain technology that may be incorporated into our development of products for Wyeth. High throughput screening of compound libraries has been completed and lead compounds are currently being evaluated in the laboratory.

      Gram-Negative Antibiotic Technology. In 1998 we entered into a set of technology transfer and related agreements with MedImmune, Inc., Astra AB and The Washington University, St. Louis ("Washington University"), pursuant to which we acquired rights to certain Gram-negative antibiotic targets, products, screens and services developed at Washington University. In February 2000, we ended our collaborative research and development relationship with Washington University on this technology. (See "Collaborative Research and Licenses"). We maintain a non-exclusive license to technology acquired through these related agreements. We are using this technology in the development of antibiotics against Gram-negative pathogens. These bacteria use structures called pili to adhere to target tissue, and we plan to exploit the assembly and export of these essential infective structures as novel anti-infective targets. We continue to work on enhancing the intellectual property that we jointly share with Washington University.

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

      Our scientists recently demonstrated that the DegP protease is conserved in most important Gram-positive pathogens, including S. pyogenes, S. pneumoniae,
S. mutans and S. aureus. Moreover, our investigators have shown a conservation of function of this important protease in Gram-positive pathogens and believe that DegP represents a true broad-spectrum anti-infective development target. Our research has uncovered a virulence-associated target of the DegP protease that will be used to design an assay for high-throughput screening for the identification of lead inhibitors of this potentially important anti-infective target.

      There are currently more than 100 million prescriptions written for antibiotics annually in the U.S. and we estimate the worldwide market for antibiotics to be more than $26 billion. Although our products are too early in development to make accurate assessments of how well they might compete, if successfully developed and marketed against other products currently existing or in development at this time, the successful capture of even a relatively small global market share could lead to a large dollar volume of sales.

      Biological Defense Program. The U.S. government's budget for the fiscal year beginning October 1, 2002 proposed a $1.5 billion increase in federal spending on bioterrorism related research and infrastructure which will bring total spending in this area to more than $1.7 billion. One of the major concerns is smallpox -- although declared extinct in 1980 by the World Health Organization, there is a threat that a rogue nation or a terrorist group may have an illegal inventory of the virus that causes smallpox. The only legal inventories of the virus are held under extremely tight security at the Centers For Disease Control in Atlanta, Georgia and at a laboratory in Russia. As a result of this threat, the U.S. government has announced its intent to make significant expenditures on finding a way to counteract the virus if turned loose by terrorists or on a battlefield.

      We believe that two recent events have made this area a particularly attractive business opportunity. First, the federal government has committed approximately $9 billion of new money to support research on biowarfare defense in the upcoming year. Second, the FDA has amended its regulations, effective June 30, 2002, so that certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear substances may be approved for use in humans based on evidence of effectiveness derived only from appropriate animal studies and any additional supporting data. We believe that this change could make it possible for us to have potential products in animal models within six months and approved for sale within two years if the program is successful. Our Chief Scientific Officer, Dennis Hruby has over 20 years experience working on smallpox-related research and has been leading a SIGA/Oregon State University consortium working on an antiviral drug development project for the past two years.

      SIGA Biological Warfare Defense Product Portfolio

         Bacterial Commensal Vectors: Our scientists have developed methods that allow essentially any gene sequence to be expressed in GRAS gram-positive bacteria, with the foreign protein being displayed on the surface of the live recombinant organisms. Since these organisms are inexpensive to grow and are very stable, this technology affords the possibility of rapidly producing live recombinant vaccines against any variety of biological agent that might be encountered such as Bacillus anthracis (anthrax) or smallpox.

         Surface Protein Expression (SPEX) System: Our scientists have harnessed the protein expression pathways of gram-positive bacteria and turned them into protein productions factories. Using our proprietary SPEX system, we can produce foreign proteins at high levels in the laboratory for use in subunit vaccine formulations. Furthermore, we can envision engineering these bacteria to colonize the mucosal surfaces of soldiers and/or civilians and secrete anti-toxins that protect against aerosolized botulism toxin.

         Antibiotics: To combat the problems associated with emerging antibiotic resistance, SIGA scientists are developing drugs designed to hit a new target - the bacterial adhesion organelles. Specifically, by using novel enzymes required for the transport and/or assembly of the proteins and structures that bacteria require for adhesion or colonization, we are developing new classes of broad spectrum antibiotics. This may prove invaluable in providing prompt treatment to individuals encountering an unknown bacterial pathogen in the air or food supply.

         Anti-Smallpox Drugs: While deliberate introduction of any pathogenic agent would be devastating, the one that holds, we believe, the greatest potential for harming the general U.S. population is smallpox. At present there is no effective drug with which to treat or prevent smallpox infections. To address this serious risk, our scientists have identified two key smallpox proteinases and are using their expertise in the design of proteinase inhibitors to attempt to develop an effective antiviral drug that could treat a smallpox infection.

         The market potential for our biological warfare defense products has not been quantified as yet beyond the potential to obtain a share of the approximately $9 billion the federal government is committing to support research in the coming year. The government's purchase of approximately $800 million worth of smallpox vaccines to have an inventory on hand if needed is evidence of such market potential.

   Veterinary Vaccines

      One application of our technology is the development of live vaccines that are delivered to a specific mucosal niche where they can colonize and thereby present antigen to the immune system and produce local immunity at the site where the corresponding pathogen may attempt to enter. Since the proprietary expression pathway that we use is conserved in essentially all Gram-positive bacteria, this should allow the same strategy to be employed in the development of veterinary vaccines. A commensal bacterium can be isolated from the mucosa of the target species, engineered to express a desired antigen and then reintroduced to the species in order to produce immunity against subsequent infection by the corresponding pathogen. Examples of potential targets for this technology in the area of animal health include prevention of salmonid aquaculture disease problems or canine papilloma virus infections.

      Veterinary Program. We believe our vaccine and anti-infectives technologies also provide opportunities to develop biopharmaceutical products for the veterinary health care market. Based on sales of the major companies in the veterinary market, we estimate the world wide veterinary market to have been approximately $4 billion in 2001. In the U.S. alone, there are 120 million cats and dogs, 2 million horses, 100 million cattle, 56 million hogs and 8 million sheep and goats. We are in discussions with a number of potential strategic partners to undertake collaborative development agreements in this field. To date, we have not concluded any agreements with these potential strategic partners. In April 2002 we executed a proof-of-concept research agreement with one of the major vaccine providers to test our commensal vector technology. This project has been completed and the partner company is currently evaluating the data.

   Surface Protein Expression System

      Our proprietary SPEX system uses the protein export and anchoring pathway of Gram-positive bacteria as a means to facilitate the production and purification of biopharmaceutical proteins. We have developed vectors which allow foreign genes to be inserted into the chromosome of Gram-positive bacteria in a manner such that the encoded protein is synthesized, transported to the cell surface and secreted into the medium. This system has been used to produce milligram quantities of soluble antigenically authentic protein that can be easily purified from the culture medium by affinity chromatography. We have recently used the SPEX system to obtain large quantities of pure M protein subunit antigen for preclinical studies. We believe this technology can be extended to a variety of different antigens and enzymes.

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

Collaborative Research and Licenses

      We have entered into the following license agreements and collaborative research arrangements:

      Rockefeller University. In accordance with an exclusive worldwide license agreement with Rockefeller, we have obtained the right and license to make, use and sell mucosal vaccines based on gram-positive organisms and products for the therapy, prevention and diagnosis of diseases caused by streptococcus, staphylococcus and other organisms. The license covers two issued U.S. patents and one issued European patent, as well as 11 pending U.S.

patent applications and corresponding foreign patent applications. The issued United States patents expire in 2005 and 2014, respectively. The agreement generally requires us to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and we are responsible for certain milestone payments and for the costs of filing and prosecuting patent applications. The primary potential products from this collaboration are the strep vaccine and the broad spectrum antibiotic. Under the agreement, we paid the university approximately $850,000 to support research at Rockefeller. The agreement to fund research has ended and no payments have been made to the university since the year ended December 31, 1999. Under the agreement we are obligated to pay Rockefeller a royalty on net sales by SIGA at rates between 2.5% and 5% depending on product and amount of sales. On sales by any sub-licensee, we will pay Rockefeller a royalty of 15% of anything we receive. The term of the agreement is for the duration of the patents licensed. At the end of that period, we have the right to continue to practice the then existing technical information as a fully paid, perpetual license.

      Oregon State University. Oregon State University ("OSU") is also a party to our license agreement with Rockefeller whereby we have obtained the right and license to make, use and sell products for the therapy, prevention and diagnosis of diseases caused by streptococcus. Pursuant to a separate research support agreement with OSU, we provided funding for sponsored research through December 31, 1999, with exclusive license rights to all inventions and discoveries resulting from this research. At this time, no additional funding is contemplated under this agreement, however we retain the exclusive licensing rights to the inventions and discoveries that may arise from this collaboration.

      During 1999, we acquired an option to enter into a license with OSU in which we will acquire the rights to certain technology pertaining to the potential development of a chlamydia vaccine. In February 2000, we exercised our option and pursuant to an exclusive license agreement dated March 2000, we have made payments to OSU of approximately $25,000 as part of our obligation under the option.

      In September 2000, we entered into a subcontract with OSU. The contract is for a project which is targeted towards developing novel antiviral drugs capable of preventing disease and pathology for smallpox in the event this pathogen were to be used as an agent of bioterrorism. The project is being funded by a grant from the NIH. The basic virology aspects of the project will be conducted at OSU and the drug development will be performed by us under the subcontract. The budget for the subcontract work will be negotiated on a year by year basis with OSU depending on progress of the program and funding available. In the year ended December 31, 2001 we recognized revenue of $15,000. On October 5, 2001 the agreement was extended through August 31, 2002. For the period ended December 31, 2002 we recognized $75,000 in revenue. The agreement was extended again through August 31, 2003. The sub-contract is on a year to year renewal. Through December 31, 2002 we have received a total of $90,000 under the agreement.

      Wyeth. We have entered into a collaborative research and license agreement with Wyeth in connection with the discovery and development of anti-infectives for the treatment of gram-positive bacterial infections. Pursuant to the agreement, Wyeth provided funding for a joint research and development program, subject to certain milestones, through September 30, 1999 and is responsible for additional milestone payments. In May 2001, we entered into an amendment to the July 1, 1997 agreement. The amendment extended the term of the original agreement to September 30, 2001. The extension provided for Wyeth to continue to pay us at a rate of $450,000 per year through the term of the amended agreement. During the term of the agreement as amended, we received $787,500 from Wyeth to support work performed by SIGA under the agreement and $237,500 for achieving a research milestone. For the year ended December 31, 2001 we recognized revenue of $1,025,000. The agreement to fund additional research was not extended beyond September 30, 2001.

      Wyeth is obligated to make milestone payments to us as any product developed progresses through the FDA approval process. For product developed we could receive up to approximately $13 million in milestone payments for approval of the product in the U.S. and Japan. We would also receive royalty payments of 2% on the first $300,000 of cumulative licensed product sales, 4% on annual sales up to $100 million, 6% on annual sales between $100 million and $250 million and 8% on annual sales above $250 million. The license will expire on the earlier of 10 years or the last to expire issued patent. Wyeth has the right to terminate the agreement early, on ninety days written notice. If terminated early, all rights granted to Wyeth revert to SIGA except with respect to any compound identified by Wyeth as of the date of termination and subject to the milestone and royalty obligations of the agreement.

      National Institutes of Health. We have entered into a clinical trials agreement with the NIH pursuant to which the NIH, with our cooperation, will conduct clinical trials of our strep throat vaccine candidate. The agreement will fund trials through Phase II of the FDA approval process. To date, two Phase I clinical trials have been conducted for the strep vaccine delivery system. We are working to optimize and test the vaccine formulation prior to initiating Phase I clinical trials with the recombinant commensal vector based vaccine. The agreement may be terminated unilaterally by the parties upon sixty days prior notice. If terminated we will receive copies of all data, reports and other information related to the trials and any unused vaccine.

       In May, August and September 2000, we were awarded three Phase I Small Business Innovation Research ("SBIR") grants from the NIH in the amounts of $26,000, $96,000 and $125,000 respectively. The grants were for the periods May 3, 2000 to August 31, 2000, August 1, 2000 to January 31, 2001, and September 15, 2000 to March 14, 2001 respectively, and supported our antibiotic and vaccine development programs. In June 2002 we received a Phase II SBIR grant for approximately $865,000. The grant was for the two year period beginning June, 1, 2002 and ending May 31, 2004. For the years ending December 31, 2002, 2001 and 2000, we have recognized revenue from grants of $270,000, $64,500 and $182,643, respectively.

       As part of our operational strategy we routinely submit grants to the NIH. There is no assurance that we will receive additional grants

      Washington University. In February 1998, we entered into a research collaboration and worldwide license agreement with Washington University pursuant to which we obtained the right and license to make, use and sell antibiotic products based on gram-negative technology for all human and veterinary diagnostic and therapeutic uses. The license covered five pending United States patent applications and corresponding foreign patent applications. The agreement generally required us to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and we were responsible for certain milestone payments and for the costs of filing and prosecuting patent applications. Pursuant to the agreement, we agreed to provide funding to Washington University for sponsored research through February 6, 2001, with exclusive license rights to all inventions and discoveries resulting from this research. During 1999, a dispute arose between the parties regarding their respective performance under the agreement. In February 2000, the parties reached a settlement agreement and mutual release of their obligations under the research collaboration agreement. Under the terms of the settlement, we are released from any further payments to Washington University and have disclaimed any rights to the patents licensed under the original agreement. As part of the settlement agreement, we entered into a non-exclusive license to certain patents covered in the original agreement. SIGA and Washington University will share equally the responsibility for the administration and the expenses for the prosecution of patent applications and /or patents in the agreement. The collaboration is for the gram-negative product opportunity. We will receive licensing revenue from Washington University that derive from the commercialization of products covered by patent rights of the agreement. The royalty will be 20% of the first $400,000 received and 10% of the next $1,000,000 received with a total payment of licensing revenues to us not to exceed $500,000.

      Abbott Laboratories. In March 2000, we entered into an agreement with the Ross Products Division of Abbott Laboratories ("Ross"). The agreement grants Ross an exclusive option to negotiate an exclusive license to certain SIGA technology and patents in addition to certain research development services. In exchange for research services and the option, Ross was obligated to pay us $120,000 in three installments of $40,000. The first payment of $40,000 was received in March 2000 and was recognized ratably, over the term of the arrangement. The remaining installments are contingent upon meeting certain milestones under the agreement and will be recognized as revenue upon completion and acceptance of such milestones. The first milestone was met, and we received an additional payment of $40,000 in the quarter ended September 30, 2000. During the years ended December 31, 2001 and 2000, we recognized revenue in the amount of $45,000 and $80,000, respectively. The development agreement was for the sexually transmitted disease product opportunity. Work under the agreement has been completed and no revenue was recognized in 2002. Ross is currently evaluating whether it will go forward with a license. If Ross does not exercise the option to negotiate a license with us, all rights to the technology and possible products revert to SIGA.

      Regents of the University of California. In December 2000, we entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California ("Regents"). Under the license agreement we obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. As of December 31, 2001 we have made payments of approximately $25,000 under the license In the event that we sub-license the license, we must pay Regents 15% of all royalty payments made to SIGA. Under the agreement, we will also pay Regents 15% of all royalties received from Wyeth. The agreement applies to the gram positive product opportunity and our collaborative agreement with Wyeth. The term of the agreement is until the expiration of the last-to-expire patent licensed under this agreement. The agreement may be terminated by Regents if we default on any of our obligations, the agreement with Wyeth is terminated and a substitute agreement is not entered into or if we give notice that we do not intend to make product from the licensed technology.

      TransTech Pharma, Inc. In October 2002, we entered into a drug discovery collaboration agreement. Under the agreement, SIGA and TransTech will collaborate on the discovery, optimization and development of lead compounds to therapeutic agents. The costs of development will be shared. SIGA and TransTech would share revenues generated from licensing and profits from any commercialized product sales. The agreement will be in effect until terminated by the parties or upon cessation of research or sales of all products developed under the agreement. If the agreement is terminated, relinquished or expires for any reason certain rights and benefits will survive the termination. Obligations not expressly indicated to survive the agreement will terminate with the agreement. No revenues were recognized in 2002 from this collaboration.


Intellectual Property and Proprietary Rights

      Protection of our proprietary compounds and technology is essential to our business. Our policy is to seek, when appropriate, protection for our lead compounds and certain other proprietary technology by filing patent applications in the United States and other countries. We have licensed the rights to seven issued United States patents and two issued European patents. These patents have varying lives and they are related to the technology licensed from Rockefeller University for the strep and gram positive products. We have three additional patent applications in the U.S. and three applications in Europe relating to this technology. We are joint owner with Washington University of four issued patents in the U.S. and one in Europe. In addition, there are seven co-owned patent applications in the U.S. and one in Europe. These patents are for the technology used for the gram-negative product opportunities. We are also exclusive owner of two U.S. patents and three U.S. patent applications. Furthermore, there are three U.S. patent applications and two European applications. These patents relate to our DegP product opportunities.

--------------------------------------------------------------------------------
                        Licensed from          Co-owned with
                          Rockefeller            Washington             Owned by
PATENTS                      Univ.                  Univ.                 SIGA
--------------------------------------------------------------------------------
U.S.                           7                     4                     2
--------------------------------------------------------------------------------
Europe                         2                     1
--------------------------------------------------------------------------------
Japan                          4
--------------------------------------------------------------------------------
Australia                      6                     1
--------------------------------------------------------------------------------
Canada                         3
--------------------------------------------------------------------------------
Mexico                         1
--------------------------------------------------------------------------------
APPLICATIONS
--------------------------------------------------------------------------------
U.S.                           3                     7                     3
--------------------------------------------------------------------------------
Europe                         3                                           2
--------------------------------------------------------------------------------
Japan                          2                     1                     2
--------------------------------------------------------------------------------
Canada                         5                     1                     2
--------------------------------------------------------------------------------
Hungary                        1
--------------------------------------------------------------------------------
China                          1
--------------------------------------------------------------------------------
Korea                          1
--------------------------------------------------------------------------------
New Zeland                                           1
--------------------------------------------------------------------------------
Australia                                                                  2
--------------------------------------------------------------------------------



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

      Commercialization of animal health products can be accomplished more rapidly than human health products. Unlike the human market, potential vaccine or therapeutic products can be tested directly on the target animal as soon as the product leaves the research laboratory. The data collected in these trials is submitted to the U.S. Department of Agriculture for review and eventual product approval.

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

Human Resources and Facilities

      As of March 20, 2003 we had 17 full time employees. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be good.

Availability of Reports and Other Information

      Our website is www.sigatechnologies.com. We make available on this website, free of charge, our annual, quarterly and current reports and other documents filed by us with the Securities and Exchange Commission as soon as reasonably practicable after the filing date.

Item 2. Properties

      Our headquarters are located in New York City and our research and development facilities are located in Corvallis, Oregon. In New York, we lease approximately 1,600 square feet under a lease that expires in November 2007. In Corvallis, we lease approximately 10,000 square feet under a lease that expires in December 2004.

Item 3. Legal Proceedings

      SIGA is not a party, nor is its property the subject of, any pending legal proceedings other than routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

      At our Annual Meeting of Stockholders held on December 10, 2002, our stockholders re-elected to our board each member of our board of directors and ratified our selection of independent auditors:

      The following nominees were elected to our board of directors upon the following votes:

Nominee                          Votes For       Votes Against       Abstained
-------                          ---------       -------------       ---------
Donald G. Drapkin                7,514,929              0                7,890

Gabriel M. Cerrone               7,514,929              0                7,890

Thomas E. Constance              7,514,929              0                7,890

Mehmet C. Oz                     7,410,613              0              112,206

Eric A. Rose                     7,514,929              0                7,890

Michael Weiner                   7,410,613              0              112,206

      Our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002 by casting 7,508,629 votes in favor of this proposal, 12,150 votes against the proposal and 2,040 abstained.

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

                                   Price Range


2001                                              High         Low
                                                 ------       ------
First Quarter                                     $4.09       $1.65
Second Quarter                                    $4.24       $1.75
Third Quarter                                     $4.05       $2.29
Fourth Quarter                                    $4.00       $2.03


2002                                              High         Low
                                                 ------       ------
First Quarter                                     $2.85       $2.10
Second Quarter                                    $2.53       $1.05
Third Quarter                                     $1.39       $0.81
Fourth Quarter                                    $1.87       $0.71


      As of March 20, 2003, the closing bid price of our common stock was $1.23 per share. There were 96 holders of record as of March 20, 2003. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker "street names."

      We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. We are not under any contractual restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

      All of the following sales of unregistered securities were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Accordingly, the transfer of the securities are subject to substantial restrictions. Securities were only purchased by "Accredited Investors" as that term is defined under Rule 501 of Regulation D. Proceeds from the offerings were used for general working capital purposes.

      In December 2002 and January 2003, we completed a private placement of 34 units consisting of 1.7 million shares of common stock to a group of private investors. The gross proceeds from the offering were $1,865,000 with net proceeds to SIGA of approximately $1,682,000.

      In October 2002, we completed a private placement of units consisting of an aggregate of 1,037,500 shares of common stock and warrants to purchase 518,750 shares of common stock at an exercise price of $2.25 per share to a group of private investors. The offering yielded net proceeds of approximately $935,000.

      In October 2001, we raised gross proceeds of $2.55 million in a private offering of common stock and warrants to purchase our common stock. We sold 850,000 shares of common stock and 425,000 warrants. These warrants are exercisable at $3.60 and have a term of seven years. In connection with the offering we issued 100,000 warrants to purchase shares of the our common stock to consultants. The consultants' warrants are exercisable at a price of $3.60 and have a term of five years. The fair value of the warrants on the date of grant was approximately $221,300.

      In August 2001, we raised gross proceeds of $1,159,500 in a private offering of 409,636 shares of common stock and 307,226 warrants to purchase shares of our common stock. The warrants are exercisable at $3.55 per share and have a term of seven years.

      In May 2001, we raised gross proceeds of $850,000 in a private offering of common stock and warrants to purchase shares of our common stock. We sold 425,000 shares of common stock and 425,000 warrants. The warrants are exercisable at $2.94 and have a term of seven years. The investors consisted of members of the board of directors, existing investors and new investors representing, at that time, 43.4%, 5.9% and 50.8% of the investors in the transaction, respectively. We recorded a charge to earnings in the amount of $103,040 representing the intrinsic value of the restricted stock purchased by members of the board of directors.

      In March 2000, we entered into an agreement to sell 600,000 shares of our common stock and 450,000 warrants to acquire shares of our common stock (the "March Financing") for gross proceeds of $3,000,000. Of the warrants issued, 210,000, 120,000 and 120,000 are exercisable at $5.00, $6.38 and $6.90, respectively. The warrants have a term of three years and are redeemable at $0.01 each by SIGA upon meeting certain conditions. Offering expenses of $117,000 were paid in April 2000. At December 31, 2002, all 450,000 warrants were outstanding.

      In connection with the March Financing, we issued a total of 379,000 warrants to purchase shares of the our common stock to Fahnestock & Co. (the "Fahnestock Warrants") in consideration for services related to the March financing. The warrants had an exercise price of $5.00 per share and are exercisable at any time until March 28, 2005. In November 2000, we entered into a one year consulting agreement with Fahnestock and Co. under which we will receive marketing, public relations acquisitions and strategic planning service. In exchange for such services, we canceled the Fahnestock Warrants and reissued them to effectuate an amendment to the exercise price to $2.00 per share. In connection with such amendment, we recorded a charge of approximately $270,000 in the year ended December 31, 2000.

      In January 2000 we completed a private placement of 6% convertible debentures at an aggregate principal amount of $1,500,000 and 1,043,478 warrants to purchase shares of our common stock with a purchase price of $0.05 per warrant (the "January Financing"). We received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds raised. The debentures are convertible into common stock at $1.4375 per share. Interest at the rate of 6% per annum was payable on the principal of each convertible debenture in cash or shares of our common stock, at the our discretion upon conversion or at maturity. The warrants have a term of five years and are exercisable at $3.4059 per share.

      SIGA has the right to require the holder to exercise the January Financing warrants within five days under the following circumstances: (i) a registration statement is effective; and (ii) the closing bid price for the Company's common stock, for each of any 15 consecutive trading days is at least 200% of the exercise price of such warrants. If the holder does not exercise the warrants after notice is given, the unexercised warrants will expire. The warrants are exercisable for a period of five years.

      In connection with the placement of the debentures and warrants in January 2000, we recorded debt discount of approximately $1.0 million. Such amount represents the value of the warrants calculated using the

Black-Scholes valuation model. The discount is amortized over the term of the debentures. Additionally, during the years ended December 31, 2001 and 2000, we recorded interest expense of $232,393 and $589,312 respectively, related to the amortization of such debt discount. In 2001 and 2000, debentures with a principal amount of $1,375,000 and $108,664, respectively, along with accrued interest, were converted into 1,011,593 and 108,884 shares of the Company's preferred and common stock, respectively.

      In connection with the January financing, we issued warrants to purchase a total of 275,000 shares of common stock to the placement agent and the investors' counsel (or their respective designees). These warrants have a term of five years and are exercisable at $1.45 per share. In connection with the issuance of such warrants, the Company recorded a deferred charge of $280,653, which was amortized over the term of the debentures.

      Holders of the Series A Convertible Preferred Stock are entitled to (i) cumulative dividends at the annual rate of 6% payable when and if declared by our board of directors; (ii) in the event of liquidation of SIGA, each holder is entitled to receive $1.4375 per share (subject to certain adjustment) plus all accrued but unpaid dividends; (iii) convert each share of Series A to a number of fully paid and non-assessable shares of common stock as calculated by dividing $1.4375 by the Series A Conversion Price (shall initially be $1.4375); and (iv) vote with the holders of other classes of shares on an as converted basis.

      As of December 31, 2001, all of the debentures were converted into shares of the Company's common stock.

Recent Developments

      In December 2002, we entered into a contract with the U.S. Army to develop a drug to treat Smallpox. The effective date of the contract is January 1, 2003. The contract is for a period of four years for a total of approximately $1.6 million. Payment over the term of the agreement will be approximately $400,000 per year.

      In February 2003, we entered into a market contract with the Four Star Group. Four Star will work on our behalf to obtain additional government contracts and grants. Under the contract, we make certain cash payments for their services and, if they are successful in obtaining new government funding, they will receive warrants to purchase shares of our stock. The number of warrants they can receive will depend on the amount of any contract and grant funding they obtain. We have the right to cancel the agreement after six months.

      In March 2003, we entered into a non-binding letter of intent to acquire substantially all of the assets of Plexus Vaccines, Inc. ("Plexus"). The transaction is subject to certain conditions, including, without limitation, the completion of due diligence and the negotiation and execution of definitive agreements. As part of the agreement, we have pursuant to a promissory note made a loan to Plexus in the amount of $50,000. If the transaction is not completed by November 30, 2003 or if certain other events occur the loan plus accrued interest is to be repaid to SIGA.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

      We are a development stage biotechnology company, whose primary focus is on biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through December 31, 2002, we have sustained cumulative net losses of $29,531,402, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for our common stock. In addition, a non-cash charge of $2,996,784 was incurred for stock option and warrant compensation expense. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and prosecution and general and administrative expenses. From inception through December 31, 2002, research and development expenses amounted to $13,775,444, patent preparation and prosecution expenses totaled $1,459,454, general and administration expenses amounted to $17,221,915. From inception through December 31, 2002 revenues from research and development agreements and government grants totaled $3,631,631.

      Since inception, SIGA has had limited resources, has incurred cumulative net operating losses of $29,531,402 and expects to incur additional losses to perform further research and development activities. We do not have commercial biomedical products, and we do not expect to have such for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds to support operations through the first quarter of 2004.

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

Significant Accounting Policies

      Financial Reporting Release No. 60, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

   Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101 the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. Milestones, which generally are related to substantial scientific or technical achievement, are recognized in revenue when the milestone is accomplished.

   Valuation of Investments

      We periodically review the carrying value of our investments for continued appropriateness. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluations.

    Off-Balance Sheet Arrangements

      SIGA does not have any significant off-balance sheet arrangements.

Results of Operations

Twelve Months ended December 31, 2002 and December 31, 2001.

      Revenues from grants and research and development contracts were $344,450 for the twelve months ended December 31, 2002 compared to $1,159,500 for the same period of 2001, an approximate 70% decrease. Revenue for the twelve months ended December 31, 2001 included recognition of $562,500 from payments made by Wyeth that had been made to fund research in prior periods and were recorded as deferred revenue pending signing of a contract extension. In total, $1,025,000 of revenue recorded for the twelve months ended December 31, 2001 was received from Wyeth. For the twelve months ended December 31, 2002 revenue was comprised primarily of approximately $270,000 from a Phase II Small Business Innovation Research ("SBIR") grant and $75,000 received under a sub-contract with Oregon State University. In December 2002, we entered into a contract with the U.S. Army to develop a drug to treat Smallpox. The contract is a four year agreement for approximately $1.6 million with an average annual payment to us of approximately $400,000. The contract became effective on January 1, 2003.

      General and administrative expenses for the twelve months ended December 31, 2002 were $1,838,470, a decrease of approximately 28% from an expense of $2,570,869 for the twelve months ended December 31, 2001. Included in the expenses for the twelve months ended December 31, 2001 was a non-cash charge of $612,750 to reflect the granting of options to directors with an exercise price that was less than the fair market value of our shares at the time of the grant. Excluding these charges, general and administrative expenses for the twelve months ended December 31, 2002 were approximately $120,000 less than the same period of the prior year. Payroll expenses declined by 52.1% as a result of reduction of executive management staff, professional fees were approximately 31% higher in the twelve months ended December 31, 2002 compared to the same period of 2001 due to the charges incurred as the result of a potential merger.

      Research and development expenses increased approximately 2% to $1,766,368 for the twelve months ended December 31, 2002 from $1,733,188 for the same period in 2001. There were no significant changes in the pattern of expenses between the two twelve month periods. All of our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trial. At this stage of development, we can not make estimates of the potential cost for any program to be completed or the time it will take to complete the project. We do not track the costs of each product program except for portions of the development program that is being funded by NIH grants. The risk of completion of any program is high risk because of the long lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we can not be certain if they will ever occur.

      Patent preparation expense for the twelve months ended December 31, 2002 were $104,700 compared to $117,264 for the twelve months ended December 31, 2001. The $12,564 or approximate 11% decrease does not reflect any significant change in our patent preparation activities.

      Total operating loss for the twelve months ended December 31, 2002 was $3,365,088 an approximate 3% increase from the $3,261,821 loss incurred for the twelve months ended December 31, 2001. The increase in the loss is the result of lower revenue recognition in the 2002 period, offset by the reduction in operating expenses.

      Net interest income was $34,061 for the twelve months ended December 31, 2002 compared to interest expense of $192,679 for the twelve months ended December 31, 2001. The improvement is a result of the conversion of the remainder of the $1,500,000 principle amount of the 6% convertible debenture and accrued interest during the twelve months ended December 31, 2001.

      During the twelve months ended December 31, 2001 the company recorded a charge of $275,106 for the impairment of an investment associated with its interest in Open-i Media.

Quarterly Results of Operations

      The following table sets forth selected unaudited quarterly statements of operations data, in dollar amounts and as percentages of net revenue, for the four quarters ended December 31, 2001 and for the four quarters ended December 31, 2002. This information has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this annual statement, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The quarterly data should be read with our financial statement and then noted to those statements appearing elsewhere in the annual statement.

2001
  ($ in 000's)                     Q1          Q2           Q3            Q4
                                --------    --------     --------      --------
    Revenue                      $ 305       $ 683       $   158       $    15
        G&A                      $  65       $ 635       $ 1,259       $   611
            % of Revenue            21%         93%          797%        4,073%
    R&D                          $ 431       $ 429       $   498       $   376
        % of Revenue               141%         63%          315%        2,507%
    Patent Prep. Costs           $  18       $  63       $   (11)      $    47
        % of Revenue                 6%          9%           (7)%         313%
    Operating Loss               $ 209       $ 445       $ 1,588       $ 1,019
        % of Revenue                69%         65%        1,005%        6,793%
    Net Loss                     $ 368       $ 520       $ 1,591       $ 1,251
        % of Revenue               121%         76%        1,007%        8,340%
    Basic and
        diluted loss
        per share                (0.05)      (0.07)        (0.19)        (0.13)

2002
  ($ in 000's)                     Q1          Q2           Q3            Q4
                                --------    --------     --------      --------
    Revenue                      $   0       $ 139       $    90       $   115
        G&A                      $ 341       $ 668       $   273       $   556
        % of Revenue                NA         480%          305%          483%
    R&D                          $ 357       $ 414       $   424       $   571
        % of Revenue                NA         297%          472%          497%
    Patent Prep. Costs           $  27       $  18       $    27       $    33
        % of Revenue                NA          13%           30%           29%
    Operating Loss               $ 725       $ 961       $   634       $ 1,045
        % of Revenue                NA         689%          704%          909%
    Net Loss                     $ 712       $ 951       $   630       $ 1,038
        % of Revenue                NA         683%          700%          902%
    Basic and
        diluted loss
        per share                (0.07)      (0.09)        (0.06)        (0.10)

Liquidity and Capital Resources

      As of December 31, 2002 we had $2,069,004 in cash and cash equivalents. In addition, we had stock subscriptions outstanding of $791,940 from a private placement of our common shares that closed in December 2002 and January 2003.

      In March 2002, we signed a non-binding letter of intent to acquire all of the outstanding shares of Allergy Therapeutics (Holdings) Limited in a stock for stock transaction. In July 2002, the letter of intent was terminated due to changes in market conditions. We incurred approximately $600,000 of expenses in connection with this contemplated transaction. Approximately $200,000 of these expenses remains unpaid.

      In June 2002, we received an SBIR grant from the NIH. The grant is for approximately $865,000 to support research over a two year period. Of the total grant, approximately $521,000 has been allotted for work to be performed in the first twelve months of the grant. During the twelve months ended December 31, 2002, we recorded revenue in the amount of $270,000.

      In December 2002, we were awarded an initial U.S. government contract with the U.S. Army to develop an effective Smallpox antiviral drug. The total estimated revenue under the contract is $1.6 million for the periods January 1, 2003 to May 31, 2007.

      In October 2002, we entered into a collaborative research agreement with TransTech Pharma, Inc. for the discovery and treatment of human diseases. Under the terms of the agreement, Trans Tech and SIGA have agreed to contribute their respective services and products and share in equal costs of specified research projects. In consideration of the services performed by Trans Tech and use of its proprietary technology, we granted an exclusive, fully-paid, nontransferable, nonsublicenseable, limited license to use existing rights to patents and technologies. We will share equally in the ownership of compounds and related intellectual property derived from such research efforts.

      In December 2002, we raised gross proceeds of $1.865 million in a private offering of common stock and warrants to purchase our common stock. We sold 1,700,000 shares of common stock in this offering. In connection with the offering we issued 171,216 warrants to purchase shares of our common stock to consultants. The warrants are initially exercisable at a price of $1.65 per share and have a term of five years. The fair value of the warrants on the date of grant was approximately $188,970. We received net proceeds from the offering of $891,000 prior to December 31, 2002 and net proceeds of $791,940 after December 31, 2002.

      In October 2002, we raised gross proceeds of $1.04 million in a private offering of common stock and warrants to purchase our common stock. We sold 1,037,500 shares of common stock and 518,750 warrants. These warrants are initially exercisable at $2.25 per share and have a term of five years. We received net proceeds of approximately $935,000. In connection with the offering we issued another 103,750 warrants to purchase shares of our common stock to consultants. The consultants' warrants are initially exercisable at a price of $1.50 per share and have a term of five years.

      In March 2003 we entered into a non-binding letter of intent to acquire substantially all of the assets of Plexus Vaccines, Inc. ("Plexus"). The transaction is subject to certain conditions, including, without limitation, the completion of due diligence and the negotiation and execution of definitive agreements. As part of the agreement, we have pursuant to a promissory note made a loan to Plexus in the amount of $50,000. If the transaction is not completed by November 30, 2003 or if certain other events occur the loan plus accrued interest is to be repaid to SIGA.

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately through the first quarter of 2004. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms.

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

      SIGA leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancellable lease terms are $164,115 $173,821 and $66,982 for the years ending December 31, 2003, 2004 and 2005, respectively. Future minimum leases payments for equipment under capital leases amount to $11,326 for the year ended December 31, 2003.

Risk Factors That May Affect Results of Operations and Financial Condition

      This report contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to risks and uncertainties that could cause our actual results to differ materially from our historical results or currently anticipated results including the following:

      We have incurred operating losses since our inception and expect to incur net losses and negative cash flow for the foreseeable future. We incurred net losses of $3.3 million and $3.7 million for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and December 31, 2001, our accumulated deficit was $29.5 million and $26.2 million, respectively. We expect to continue to incur significant operating expenditures. However we do not foresee significant capital expenditures in the near future. We will need to generate significant revenues to achieve and maintain profitability. SIGA currently has sufficient operation capital to finance its operations through approximately the first quarter of 2004. Our annual operating needs vary from year to year depending upon the amount of revenue generated through grants and licenses. We do not expect a significant change from our current cash burn rate which is generally consistent throughout the year in the next fiscal year.

      We cannot guarantee that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations and financial condition will be materially and adversely affected. Because our strategy includes acquisitions of other businesses, acquisition expenses and any cash used to make these acquisitions will reduce our available cash.

      Our business will suffer if we are unable to raise additional equity funding. We continue to be dependent on our ability to raise money in the equity markets. There is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional equity funds, we may be forced to discontinue or cease certain operations.

      Our stock price is, and we expect it to remain, volatile, which could limit investors' ability to sell stock at a profit. The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

      o publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

      o delay or failure in initiating, completing or analyzing pre-clinical or clinical trials or the unsatisfactory design or results of these trials;

      o achievement or rejection of regulatory approvals by our competitors or us;

      o announcements of technological innovations or new commercial products by our competitors or us;

      o     developments concerning proprietary rights, including patents;

      o     developments concerning our collaborations;

      o     regulatory developments in the United States and foreign countries;

      o     economic or other crises and other external factors;

      o period-to-period fluctuations in our revenues and other results of operations;

      o     changes in financial estimates by securities analysts; and

      o     sales of our common stock.

      Additionally, because there is not a high volume of trading in our stock, any information about SIGA in the media may result in significant volatility in our stock price.

      We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance.

      In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

      The following table presents the high and low bid range of our stock for the past two years.

                                    Bid Range

2001                                             High        Low
                                                ------      ------
First Quarter                                    $4.88       $1.62
Second Quarter                                   $4.48       $1.62
Third Quarter                                    $4.05       $2.24
Fourth Quarter                                   $5.21       $1.91


2002                                             High        Low
                                                ------      ------
First Quarter                                    $2.89       $2.01
Second Quarter                                   $2.63       $0.81
Third Quarter                                    $1.39       $0.65
Fourth Quarter                                   $2.15       $0.65

      We are in various stages of product development and there can be no assurance of successful commercialization. In general, our research and development programs are at an early stage of development. The strep vaccine program is in Phase I clinical trials. All other programs are in the pre-clinical stage of development. Our biological warfare defense products do not need human clinical trials for approval by the FDA. We will need to perform two animal models and provide safety data for a product to be approved. Our other products will be subject to the approval guidelines under FDA regulatory requirements which include a number of phases of testing in humans.

      The FDA has not approved any of our biopharmaceutical product candidates. Any drug candidates developed by us will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial sale. We cannot be sure our approach to drug discovery will be effective or will result in the development of any drug. We cannot expect that any drugs resulting from our research and development efforts will be commercially available for many years, if at all.

      We have limited experience in conducting pre-clinical testing and clinical trials. Even if we receive initially positive pre-clinical or clinical results, such results do not mean that similar results will be obtained in the later stages of drug development, such as additional pre-clinical testing or human clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that none of our drug candidates will or can:

      o     be safe, non-toxic and effective;

      o     otherwise meet applicable regulatory standards;

      o     receive the necessary regulatory approvals;

      o     develop into commercially viable drugs;

      o     be manufactured or produced economically and on a large scale;

      o     be successfully marketed;

      o     be reimbursed by government and private insurers; and

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

      Most of our immediately foreseeable future revenues are contingent upon collaborative and license agreements and we may not achieve sufficient revenues from these agreements to attain profitability. Until and unless we successfully make a product, our ability to generate revenues will largely depend on our ability to enter into additional collaborative and license agreements with third parties and maintain the agreements we currently have in place. We will receive little or no revenues under our collaborative agreements if our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early. Additionally, if we do not enter into new collaborative agreements, we will not receive future revenues from new sources. Our future revenue is substantially dependent on the continuing grant and contract work being performed for the NIH which expires in May 2004 and the U.S. Army which expires at the end of December 2007. These agreements are for specific work to be performed under the agreements and could only be cancelled for non-performance.

      Several factors will affect our future receipt of revenues from collaborative arrangements, including the amount of time and effort expended by our collaborators, the timing of the identification of useful drug targets and the timing of the discovery and development of drug candidates. Under our existing agreements, we may not earn significant milestone payments until our collaborators have advanced products into clinical testing, which may not occur for many years, if at all.

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

      We may face limitations on our ability to attract suitable acquisition opportunities or to integrate additional acquired businesses and the failure to consummate an acquisition may significantly drain our resources. As part of our business strategy we expect to enter into business combinations and acquisitions. Some of these transactions could be material in size and scope. While we will continually be searching for additional acquisition opportunities, we may not be successful in identifying suitable acquisitions. We compete for acquisition candidates with other entities, some of which have greater financial and other resources than we have. Increased competition for acquisition candidates may make fewer acquisition candidates available to us and may cause acquisitions to be made on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels that are beyond our financial capability or that would adversely affect our results of operations and financial condition. Our ability to make acquisitions will depend in part on the relative attractiveness of shares of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price, our ability to register common stock and capital appreciation prospects of our common stock. If the market price of our common stock were to decline materially over a prolonged period of time, our acquisition program could be materially adversely affected. Failure to making an acquisition will limit our ability to grow, but will not be central to our continued existence. Costs associated with failed acquisitions, such as our plans to merge with Allergy Therapeutics and Hypernix, may result in significant operating costs that may need to be financed from operations or from additional equity capital. The total costs associated with the failed acquisition of Allergy Therapeutics were approximately $625,000, of which approximately $200,000 remain unpaid. The costs were associated with professional fees for attorneys and accountants. Additionally, there was significant time spent by our management in the contemplated transaction. The proposed Hypernix transaction resulted in expenses of $511,000 for advances made to them. We recovered approximately $85,000 from them.

      We may not be able to consummate potential acquisitions or an acquisition may not enhance our business or may decrease rather than increase our earnings. In the future, we may issue additional securities in connection with one or more acquisitions, which may dilute our existing shareholders. Future acquisitions could also divert substantial management time and result in short term reductions in earnings or special transaction or other charges. In addition, we cannot guarantee that we will be able to successfully integrate the businesses that we may acquire into our existing business. Our shareholders may not have the opportunity to review, vote on or evaluate future acquisitions.

      The biopharmaceutical market in which we compete and will compete is highly competitive. The biopharmaceutical industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. There also are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products. Many of these companies have substantially greater financial, technical, research and development, and human resources than us. Competitors may develop products or other technologies that are more effective than any that are being developed by us or may obtain FDA approval for products more rapidly than us. If we commence commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which we have no experience. Many of these companies also have manufacturing facilities and established marketing capabilities that would enable such companies to market competing products through existing channels of distribution. Two companies with similar profiles are VaxGen, Inc. which is developing vaccines against anthrax, Smallpox and HIV/AIDS; and Avant Immunotherapeutics, Inc. which has vaccine programs for agents of biological warfare.

      Because we must obtain regulatory clearance to test and market our products in the United States, we cannot predict whether or when we will be permitted to commercialize our products. A pharmaceutical product cannot be marketed in the U.S. until it has completed rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Pharmaceutical products typically take many years to satisfy regulatory requirements and require the expenditure of substantial resources depending on the type, complexity and novelty of the product.

      Before commencing clinical trials in humans, we must submit and receive clearance from the FDA by means of an Investigational New Drug ("IND") application. Institutional review boards and the FDA oversee clinical trials and such trials:

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

      Before receiving FDA clearance to market a product, we must demonstrate that the product is safe and effective on the patient population that will be treated. Data we obtain from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. Additionally, we have limited experience in conducting and managing the clinical trials and manufacturing processes necessary to obtain regulatory clearance.

      If regulatory clearance of a product is granted, this clearance will be limited only to those states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance.

      If our technologies or those of our collaborators are alleged or found to infringe the patents or proprietary rights of others, we may be sued or have to license those rights from others on unfavorable terms. Our commercial success will depend significantly on our ability to operate without infringing the patents and proprietary rights of third parties. Our technologies, along with our licensors' and our collaborators' technologies, may infringe the patents or proprietary rights of others. If there is an adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office, then we, or our collaborators an licensors, could be subjected to significant liabilities, required be license disputed rights from or to other parties and/or required to cease using a technology necessary to carry out research, development and commercialization. At present we are unaware of any or potential infringement claims against our patent portfolio.

      The costs to establish the validity of patents, to defend against patent infringement claims of others and to assert infringement claims against others can be expensive and time consuming, even if the outcome is favorable. An outcome of any patent prosecution or litigation that is unfavorable to us or one of our licensors or collaborators may have a material adverse effect on us. We could incur substantial costs if we are required to defend ourselves in patent suits brought by third parties, if we participate in patent suits brought against or initiated by our licensors or collaborators or if we initiate such suits. We may not have sufficient funds or resources in the event of litigation. Additionally, we may not prevail in any such action.

      Any conflicts resulting from third-party patent applications and patents could significantly reduce the coverage of the patents owned, optioned by or licensed to us or our collaborators and limit our ability or that of our collaborators to obtain meaningful patent protection. If patents are issued to third parties that contain competitive or conflicting claims, we, our licensors or our collaborators may be legally prohibited from researching, developing or commercializing of potential products or be required to obtain licenses to these patents or to develop or obtain alternative technology. We, our licensors and/or our collaborators may be legally prohibited from using patented technology, may not be able to obtain any license to the patents and technologies of third parties on acceptable terms, if at all, or may not be able to obtain or develop alternative technologies.

      In addition, like many biopharmaceutical companies, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. We and/or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.

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

      We depend on a key employee in a competitive market for skilled personnel. We are highly dependent on a principal member of our scientific staff. The loss of his services would have a material adverse effect on our business. We currently have an employment agreement with the individual who we consider to be a "key employee." We do not maintain a key person life insurance policy on the life of any employee.

      Dr. Dennis E. Hruby, our Chief Scientific Officer is employed under a contract that is in force through December 31, 2005.

      Our future success also will depend in part on the continued service of our key scientific, software, bioinformatics and management personnel and our ability to identify, hire and retain additional personnel, including customer service, marketing and sales staff. We experience intense competition for qualified personnel. We may not be able to continue to attract and retain personnel necessary to develop our business.

      Our activities involve hazardous materials and may subject us to environmental regulatory liabilities. Our biopharmaceutical research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources. The research and development activities of our company do not produce any unusual hazardous products. We do use small amounts of 32P, 35S and 3H, which are stored used and disposed of in accordance with Nuclear Regulatory Commission ("NRC ") regulations. We maintain liability insurance in the amount of approximately $3,000,000 and we believe this should be sufficient to cover any contingent losses.

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


      Physicians, patients or the medical community in general may not accept or utilize any products that we or our collaborative partners may develop. Our ability to receive revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which reimbursement for the cost of such drugs will be available from third-party payors, such as government health administration authorities, private health care insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly disputing the prices charged for pharmaceutical products. If third-party reimbursement was not available or sufficient to allow profitable price levels to be maintained for drugs developed by us or our collaborative partners, it could adversely affect our business.

      If our products harm people, we may experience product liability claims that may not be covered by insurance. We face an inherent business risk of exposure to potential product liability claims in the event that drugs we develop are alleged to cause adverse effects on patients. Such risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. We may seek to obtain product liability insurance with respect to drugs we and/or or our collaborative partners develop. However, we may not be able to obtain such insurance. Even if such insurance is obtainable, it may not be available at a reasonable cost or in a sufficient amount to protect us against liability.

      We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could harm sales of the affected products. If we or others identify side effects after any of our products, if any, after they are on the market, or if manufacturing problems occur:

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

      Difficult Manufacturing Requirements. The manufacture of genetically engineered commensals is a time-consuming and complex process. Our management believes that we have the ability to acquire or produce quantities of genetically engineered commensals sufficient to support our present needs for research and our projected needs for our initial clinical development programs. However, we believe that improvements in our manufacturing technology will be required to enable us to meet the volume and cost requirements needed for certain commercial applications of commensal products. Products based on commensals have never been manufactured on a commercial scale. The manufacture of all of our products will be subject to current GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that we will be able to manufacture products, or have products manufactured for us, in a timely fashion at acceptable quality and prices, that we or third party manufacturers can comply with GMP or that we or third party manufacturers will be able to manufacture an adequate supply of product.

      Health care reform and controls on health care spending may limit the price we charge for any products and the amounts thereof that we can sell. The U.S. federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided in the U.S. Potential approaches and changes in recent years include controls on health care spending and the creation of large purchasing groups. In the future, the U.S. government may institute further controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we could collect from sales of any products. Uncertainties regarding future health care reform and private market practices could adversely affect our ability to sell any products profitably in the U.S. At present, we do not foresee any changes in FDA regulatory policies that would adversely effect our development programs.

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

      Concentration of ownership of our capital stock could delay or prevent change of control. Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock and preferred stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. At December 31, 2002, Directors, Officers and principal stockholders beneficially own approximately 37% of the our stock.

Item 7. Financial Statements and Supplementary Data

      The financial statements required by Item 7 are included in this Annual Report beginning on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

Name                       Age          Position
-----                     ----          --------
Donald G. Drapkin          55           Chairman of the Board
Thomas N. Konatich         57           Acting Chief Executive Officer, Chief
                                        Financial Officer, Secretary
                                        and Treasurer
Dennis E. Hruby, Ph.D.     51           Chief Scientific Officer
Gabriel M. Cerrone         31           Director
Thomas E. Constance        66           Director
Mehmet C. Oz, M.D.         41           Director
Eric A. Rose, M.D.         51           Director
Michael Weiner, M.D.       56           Director

      Donald G. Drapkin has served as Chairman of the Board and a Director of SIGA since April 19, 2001. Mr. Drapkin has been a Director and Vice Chairman of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Drapkin is also a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Anthracite Capital, Inc., BlackRock Asset Investors, The Molson Companies Limited, Panavision, Inc., Playboy.com, Inc., Playboy Enterprises, Inc., Revlon Consumer Products Corporation, Revlon Inc., and the Warnaco Group, Inc. Mr. Drapkin is a Director of American Lawyer Media, Inc., Pharmacore, Inc., and TransTech Pharma, Inc. and WeddingChannel.com.

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

      Gabriel M. Cerrone has served as a Director of SIGA since April 19, 2001. Mr. Cerrone has been Senior Vice President of Investments of Fahnestock & Co., Inc., a financial services firm, since March 1999. From March 1998 to March 1999, Mr. Cerrone was Managing Director of Investments at Barington Capital, L.P., a merchant bank, and, from June 1994 to February 1998, he was Senior Vice President of Investments at Blair & Company, a financial services firm focusing on microcap companies. Mr. Cerrone is a Director of the following privately-held companies: Callisto Pharmaceuticals, Inc. and Macro Holdings, LLC. He is also the sole general partner of Panetta Partners, Ltd., a firm which acts as an investor in, and consultant to, primarily emerging technology companies. Mr. Cerrone is a 1994 graduate of New York University's Stern School of Business.

      Thomas E. Constance has served as a Director of SIGA since April 19, 2001. Mr. Constance is Chairman and, since 1994, a partner of Kramer Levin Naftalis & Frankel LLP, a law firm in New York City. Mr. Constance is a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Uniroyal Technology Corporation and Kroll Inc. Mr. Constance is also a Director of Callisto Pharmaceuticals, Inc., a privately-held company. Mr. Constance serves as a Trustee of the M.D. Sass Foundation and St. Vincent's Services. He also serves on the Advisory Board of Barington Capital, L.P.

      Mehmet C. Oz, M.D. has served as a Director of SIGA since April 19, 2001. Dr. Oz has been a Cardiac Surgeon at Columbia University Presbyterian Hospital since 1993 and an Associate Professor of Surgery there since July 2000. Dr. Oz directs the following programs at Columbia University Presbyterian Hospital: the Cardiovascular Institute, the complementary medicine program, the clinical profusion program and clinical trials of new surgical technology. Dr. Oz received his undergraduate degree from Harvard University in 1982, and, in 1986, he received a joint M.D./M.B.A. degree from the University of Pennsylvania Medical School and the Wharton School of Business.

      Eric A. Rose, M.D. has served as a Director of SIGA since April 19, 2001. From April 19, 2001 until June 21, 2001, Dr. Rose served as Interim Chief Executive Officer of SIGA. Dr. Rose is currently Chairman of the Department of Surgery and Surgeon-in-Chief of the Columbia Presbyterian Center of New York Presbyterian Hospital, a position he has held since August 1994. Dr. Rose is a past President of the International Society for Heart and Lung Transplantation. Dr. Rose was recently appointed as Morris & Rose Milstein Professor of Surgery at Columbia University's College of Physicians and Surgeons' Department of Surgery. Dr. Rose is also a Director of Nexell Therapeutics Inc. (f/k/a VimRx). Dr. Rose is a graduate of both Columbia College and Columbia University College of Physicians & Surgeons.

      Michael Weiner, M.D. has served as a Director of SIGA since April 19, 2001. Dr. Weiner has been a Professor of Pediatrics at Columbia University College of Physicians and Surgeons since 1996. Dr. Weiner is also the Director of Pediatric Oncology at New York Presbyterian Hospital. Dr. Weiner was formerly a Director of Nexell Therapeutics, Inc. (f/k/a VimRx) from March 1996 to February 1999. Dr. Weiner is a 1972 graduate of the New York State Health Sciences Center at Syracuse, and he was a post graduate student at New York University and Johns Hopkins University.

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

      Based solely upon review of the copies of such reports furnished to the Company and written representations from certain of the Company's executive officers and directors that no other such reports were required, the Company believes that during the fiscal year ended December 31, 2002 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis, except that Mr. Konatich belatedly filed in March 2003 a Form 5 due in January 2003.

Item 10. Executive Compensation

      The following table sets forth the total compensation paid or accrued for the years ended December 31, 2002, 2001 and 2000 for each person who acted as SIGA's Chief Executive Officer at any time during the year ended December 31, 2002 and its most highly compensated executive officers, other than its Chief Executive Officer, whose salary and bonus for the fiscal year ended December 31, 2002 were in excess of $100,000 each.


                           Summary Compensation Table

                                                                      Annual Compensation
                                                       ---------------------------------------------------
                                                                                            Long-Term
                                                                                           Compensation
                                                                       Other Annual         Securities
                                                                       Compensation     Underlying Options
                                                                       ------------     ------------------
Name and Principal Position                    Year    Salary ($)           ($)               (#)
---------------------------                    ----    ----------          -----            -------
Thomas N. Konatich,                            2002     188,333              --             200,000
    Chief Financial Officer and Acting CEO     2001     177,542              --                  --
                                               2000     170,000              --             100,000

Dennis E. Hruby                                2002     195,000              --             300,000
    Chief Scientific Officer                   2001     196,055              --                  --
                                               2000     170,000              --             125,000

----------

Option Grants for the Year Ended December 31, 2002

      The following table sets forth grants of stock options during the year ended December 31, 2002 to anyone who served as Chief Executive Officer during the year. The exercise price at the time of the grant was equal to or above the fair market value at the time of the grant.

                        Common Stock          % of Total
                         Underlying         Options Granted         Exercise          Expiration
Name                   Options Granted       to Employees       Price Per Share          Date
-----                  ---------------      ---------------     ---------------       ----------
Thomas N. Konatich          200,000             25.7%               $   2.50           11/15/12
Dennis E. Hruby             300,000             38.6%               $   2.50           10/15/12

----------

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table provides certain summary information concerning stock options held as of December 31, 2002 by SIGA's Chief Executive Officer and its two most highly compensated executive officers, other than its Chief Executive Officer. No options were exercised during fiscal 2002 by any of the officers.

                                                                                           Value of Unexercised
                                       Number of Securities Underlying                     In-The-Money Options
                                            Unexercised Options #                      at Fiscal Year-End ($) (1)
                                     ----------------------------------           -------------------------------------
Name                                 Exercisable          Unexercisable           Exercisable             Unexercisable
-----                                -----------          -------------           -----------             -------------
Thomas N. Konatich                     288,750              106,250                    0                       0
Dennis Hruby                           250,000              225,000                    0                       0

(1) Based upon the closing price on December 31, 2002 as reported on the Nasdaq SmallCap Market and the exercise price per option.

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

      The Plan, as amended, provides for the granting of options to purchase 7,500,000 shares of common stock, of which 5,807,561 options were outstanding as of December 31, 2002.

      During the fiscal years ending December 31, 2002, 2001 and 2000, the named Directors and Officers of SIGA received log-term incentive compensation under the Plan as shown in the following table.


----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Estimated Future Payouts Under
                                                                                           Non-Stock Price Based Plans
----------------------------------------------------------------------------------------------------------------------------------
     (a)                                  (b)                    (c)                (d)               (e)              (f)
                                                           Performance or
                                   Number of Shares,     Other Period Until
                                 Units or Other Rights      Maturation of        Threshold          Target           Maximum
     Name                                 (#)                  Payout             ($ or #)         ($ or #)          ($ or #)
----------------------------------------------------------------------------------------------------------------------------------
Donald G. Drapkin                      1,125,000              8/15/11               0                 0                0

Thomas N. Konatich                       300,000             11/15/12               0                 0                0

Gabriel Cerrone                        1,075,000              8/15/11               0                 0                0

Thomas E. Constance                      225,000              8/15/11               0                 0                0

Mehmet C. Oz, M.D                        100,000              8/15/11               0                 0                0

Eric A. Rose, M.D.                       600,000              8/15/11               0                 0                0

Michael Weiner, M.D.                     100,000              8/15/11               0                 0                0

Dennis E. Hruby                          300,000             10/15/12               0                 0                0
----------------------------------------------------------------------------------------------------------------------------------

Employment Contracts and Directors Compensation

Employment Contracts

      Thomas N. Konatich, SIGA's Vice President, Chief Financial Officer, Secretary, Treasurer and Acting Chief Executive Officer, is employed by SIGA under an employment agreement dated April 1, 1998, as amended on January 19, 2000, as amended and restated on October 6, 2000, as amended as of January 31, 2002 and as amended on November 5, 2002. This Agreement expires on September 30, 2004 and is cancellable by SIGA only for cause, as defined in the agreement. Mr. Konatich receives an annual base salary of $210,000. He received options to purchase 95,000 shares of common stock, at $4.44 on April 1, 1998. The options vested on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. On January 19, 2000, he received an additional grant to purchase 100,000 shares at an exercise price of $2.00 per share. These options vest on a pro rata basis each quarter through January 19, 2002. On January 31, 2002, Mr. Konatich was granted an "Incentive Stock Option" to purchase 50,000 shares at an exercise price of $3.94 per share. Such options vest in eight equal quarterly installments beginning on April 20, 2002. On November 5, 2002, Mr. Konatich was granted an Incentive Stock Option to purchase 150,000 shares at an exercise price of $2.50 per share. 75,000 of these options vested immediately and 75,000 options vest on September 1, 2003. Mr. Konatich is also eligible to receive additional stock options and bonuses at the discretion of the Board of Directors.

      Dr. Dennis Hruby, Chief Scientific Officer ("CSO"), is employed by SIGA under an employment agreement dated January, 1, 1998, as amended on June 16, 2000, as amended on January 31, 2002, as amended on October 3, 2002. This Agreement expires on December 31, 2005, except that SIGA may terminate the agreement upon 180 days written notice. Dr. Hruby receives a base salary of $210,000 per year. Dr. Hruby received options to purchase 10,000 shares of common stock at an exercise price of $5.00 per share on April 1, 1997 and 40,000 shares of common stock at an exercise price of $4.63 per share on April 1, 1998. The options became exercisable on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. Dr. Hruby is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. Under the June 16, 2000 amendment, Dr. Hruby was granted options to purchase 125,000 shares of SIGA's common stock at $2.00 per share. The options vest ratably over the remaining term of the amendment. The January 31, 2002 amendment changed the terms of the lock-up agreed to in the June 16, 2000 amendment to the employment agreement limiting Hruby's ability to sell SIGA stock. On January 31, 2002 Dr. Hruby was granted and "Incentive Stock Option" to purchase 50,000 shares at an exercise price of $3.94 per share. Such options vest in four equal annual installments beginning on August 15, 2002. As part of the most recent amendment, Dr. Hruby was granted an option to purchase 300,000 shares of common stock. Options with respect to 75,000 shares vested upon the signing of the amendment and an additional 75,000 shares shall vest on a pro rata basis on September 1 of each 2003, 2004 and 2005. The options have an exercise price of $2.50 per share. As part of the amended agreement, Dr. Hruby surrendered his option to purchase up to 50,000 shares of common stock of SIGA at an exercise price of $3.94 that he was granted under an earlier amendment.

Directors' Compensation

      SIGA does not pay fees to its directors, nor does it reimburse its directors for expenses incurred.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The following tables set forth certain information regarding the beneficial ownership of SIGA's voting securities as of December 31, 2002 of (i) each person known to SIGA to beneficially own more than 5% of the applicable class of voting securities, (ii) each director and director nominee of SIGA,
(iii) each Named Officer, and (iv) all directors and officers of SIGA as a group. As of March 13, 2003, a total of 13,226,649 shares of common stock and a total of 410,760 shares of Series A preferred stock were outstanding. Each share of common stock and

Series A preferred stock is entitled to one vote on matters on which common stockholders are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

                            Ownership of Common Stock

                                                         Percentage of           Percentage of
Name and Address of              Amount of Beneficial     Common Stock            Total Voting
Beneficial Owner (1)                Ownership (2)         Outstanding           Stock Outstanding
--------------------                -------------         -----------           -----------------
Beneficial Holders

Judson Cooper                       1,152,117(3)             8.5%                      8.2%

Howard Gittis
35 East 62nd Street
New York, NY 10021                  1,005,902(4)             7.6%                      7.4%

Panetta Partners, Ltd.(5)
265 E. 66th St. Suite 16G
New York, NY 10021                    790,472(6)             5.8%                      5.7%

Joshua D. Schein                    1,178,517(3)             8.7%                      8.4%

Officers and Directors

Thomas N. Konatich                    395,000(7)             3.0%                      2.9%

Dennis E. Hruby                       475,000(7)             3.6%                      3.5%

Donald G. Drapkin
35 East 62nd Street
New York, NY 10021                  2,855,058(8)(9)(10)     19.1%                     18.6%

Gabriel M. Cerrone(5)
265E. 66th Street, Suite 16G
New York, NY 10021                  1,926,972(6)(11)        13.2%                     12.8%

Thomas E. Constance
919 Third Avenue, 41st Floor
New York, NY 10022                    253,467(12)            1.9%                      1.9%

Mehmet C. Oz, M.D
177 Fort Washington Ave
New York, NY 10032                    125,000(13)            1.0%                      0.9%

Eric A. Rose, M.D
122 East 78th Street
New York, NY 10021                    790,090(14)            5.8%                      5.6%

Michael Weiner, M.D
161 Fort Washington Ave
New York, NY 10032                    125,000(13)            1.0%                      0.9%

All Officers and Directors as a
group (eight persons)               6,945,587(15)           37.1%                     36.3%

----------
*     Less than 1%

(1) Unless otherwise indicated the address of each beneficial owner identified is 420 Lexington Avenue, Suite 601, New York, NY 10170.

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

(3) The amounts in the table for each of Mr. Cooper and Dr. Schein includes options to purchase 700,001 shares of common stock owned directly and beneficial ownership of options to purchase 12,500 shares of common stock, held by Prism Ventures LLC, an entity jointly owned by Mr. Cooper and Dr. Schein.

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

(10) Mr. Drapkin holds, inter alia, a warrant (an "Investor Warrant") to purchase 347,826 shares of common stock. However, the Investor Warrant provides that, with certain limited exceptions, it is not exercisable if, as a result of such exercise, the number of shares of common stock beneficially owned by Mr. Drapkin and his affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unexercised portion of such Investor Warrant) would exceed 9.99% of the outstanding shares of common stock. As a result of the restrictions described in the immediately preceding sentence and the other securities which Mr. Drapkin may be deemed beneficially to own, Mr. Drapkin's Investor Warrant is not presently exercisable. If not for the 9.99% limit, Mr. Drapkin could be deemed to beneficially own 3,202,884 shares of common stock, or 19.9% of the outstanding shares of common stock and 19.4% of the total shares of voting stock outstanding.

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

(15)  See footnotes (5), (6), (7), (8), (9), (10), (11), (12), (13) and (14).

Equity Compensation Plan Information

      The following table sets forth certain equity compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders as of December 31, 2002

                                                                                                        Number of securities
                                             Number of securities to                                remaining available for future
                                                 be issued upon          Weighted-average                      issuance
                                             exercise of outstanding     exercise price of         under equity compensation plans
                                              options, warrants and     outstanding options,            (excluding securities
                                                     rights             warrants and rights            reflected in column (a))
Plan category                                         (a)                      (b)                              (c)
-------------                                -----------------------     -----------------         -------------------------------
Equity  compensation  plans approved
  by security holders (1) ..........            5,807,561                         $2.52                     1,480,314

Equity compensation plans not
 approved by security holders ......              250,000                         $2.00                             0

Total ..............................            6,057,561                         $2.50                     1,480,314


      (1) SIGA Technologies, Inc., Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan

Item 12. Certain Relationships and Related Transactions

      Thomas E. Constance, a director of SIGA, is Chairman of Kramer Levin Naftalis & Frankel LLP, a law firm in New York City, which SIGA retained to provide legal services during fiscal year 2001.

      Donald G. Drapkin, Chairman of the Board of Directors of SIGA, is also a director with TransTech Pharma, Inc., a company with which we have a collaborative agreement.

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

10(pp) Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan dated August 15, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10(qq) Letter Agreement among the Company, Donald G. Drapkin, Gabriel Cerrone, Thomas E. Constance, Eric A. Rose, Judson A. Cooper and Joshua D. Schein dated March 30, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10(rr) Separation Agreement between the Company and Joshua D. Schein dated as of March 30, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10(ss) Separation Agreement between the Company and Judson A. Cooper dated as of March 30, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10(tt) Employment Agreement between the Company and Philip Sussman dated June 22, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10(uu) Amendment to Employment Agreement between the Company and Dr. Dennis Hruby dated as of January 31, 2002 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31,
          2001).

10(vv) Amendment and Waiver to Employment Agreement between the Company and Thomas Konatich dated as of January 31, 2002 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10(ww) Small Business Innovation Grant to the Company from the National Institutes of Health dated May 17, 2002 (filed herewith).

10(xx) Research and License Agreement between the Company and TransTech Pharma, Inc. dated October 1, 2002 (filed herewith).

10(yy) Amendment to Employment Agreement between the Company and Denis Hruby dated October 1, 2002 (filed herewith).

10(zz) Retainer Agreement between the Company and Saggi Captial, Inc., dated November 1, 2002 (filed herewith).

10(aaa) Retainer Agreement between the Company and Bridge Ventures, Inc., dated November 1, 2002 (filed herewith).

10(bbb) Amendment to Employment Agreement between the Company and Thomas N. Konatich, dated November 5, 2002 (filed herewith).

10(ccc) Contract between the Company and the Department of the US Army dated December 12, 2002 (filed herewith).

10(ddd) Contract between the Company and Four Star Group dated February 5, 2003 (filed herewith).

23.1      Consent of Independent Accountants.

99.1      Certification pursuant to U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

----------
(1) These agreements were entered into prior to the reverse split of the Company's Common Stock and, therefore, do not reflect such reverse split.

(2) Confidential information is omitted and identified by an * and filed separately with the SEC with a request for Confidential Treatment.(b)

      Reports on Form 8-K

      On October 10, 2002, we filed with the SEC a report on Form 8-K stating that, on October 4, 2002, we raised approximately $930,000 through a private placement of our common stock.

Item 14 Controls and Procedures

      Within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company's management, including the Acting Chief Executive Officer, Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, the Acting Chief Executive Officer and Chief Financial Officer has concluded that the Company's current disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Acting Chief Executive Officer and Chief Financial Officer.

      The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Item 15 Principal Accountant Fees and Services

Current Year
Audit Fees

      PricewaterhouseCoopers LLP billed SIGA $101,580 in the aggregate, for professional services rendered by them for the audit of SIGA's annual financial statements for the fiscal year ended December 31, 2002, and the reviews of the interim financial statements included in SIGA's form 10-QSB filed during the year ended December 31, 2002.

Audit Related Fees

      PricewaterhouseCoopers LLP billed SIGA $255,690 in the aggregate for assurance and related services primarily with regard to the acquisition of Allergy Therapeutics Holdings Ltd. rendered by them during the fiscal year ended December 31, 2002.

Prior Year Proxy
Audit Fees

      PricewaterhouseCoopers LLP billed SIGA $105,000 in the aggregate, for professional services rendered by them for the audit of SIGA's annual financial statements for the fiscal year ended December 31, 2001, and the reviews of the interim financial statements included in SIGA's form 10-QSB filed during the year ended December 31, 2001.

All Other Fees

      PricewaterhouseCoopers LLP billed SIGA $30,870 in the aggregate, for all other services rendered by them (other than those covered above under "Audit Fees") during the fiscal year ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIGA TECHNOLOGIES, INC.
                                          (Registrant)

Date: March 31, 2003                      By:   /s/ Thomas N. Konatich
                                                ------------------------------
                                                Thomas N. Konatich
                                                Chief Financial Officer & Acting
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Capacity                                   Date
---------                                  --------                                   ----
/s/ Donald G. Drapkin                      Chairman of the Board                  March 31, 2003
-------------------------------------
Donald G. Drapkin

/s/ Thomas N. Konatich                     Acting Chief Executive Officer,        March 31, 2003
-------------------------------------      Chief Financial Officer and Secretary
Thomas N. Konatich

/s/ Gabriel M. Cerrone                     Director                               March 31, 2003
-------------------------------------
Gabriel M. Cerrone

/s/ Thomas E. Constance                    Director                               March 31, 2003
-------------------------------------
Thomas E. Constance

/s/ Mehmet C. Oz, M.D.                     Director                               March 31, 2003
-------------------------------------
Mehmet C. Oz, M.D.

/s/ Eric A. Rose                           Director                               March 31, 2003
-------------------------------------
Eric A. Rose, M.D.

/s/ Michael Weiner                         Director                               March 31, 2003
-------------------------------------
Michael Weiner, M.D.

                                  CERTIFICATION

I, Thomas N. Konatich, certify that:

      1. I have reviewed this annual report on Form 10-KSB of SIGA Technologies, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               /s/ Thomas N. Konatich
                               -------------------------------
                               Thomas N. Konatich
                               Acting Chief Executive Officer
                               and Chief Financial Officer
                               March 31, 2003

SIGA Technologies, Inc.
(A development stage company)
Financial Statements
December 31, 2002 and 2001

SIGA Technologies, Inc.
(A development stage company)
Index to Financial Statements
--------------------------------------------------------------------------------

Report of Independent Accountants                                           F-2

Balance Sheets as of December 31, 2002 and 2001                             F-3

Statement of Operations for the years ended December 31, 2002 and
   2001, and for the period from inception through December 31, 2002        F-4

Statement of Changes in Stockholders' Equity for the period
   from inception through December 31, 2002                                 F-5

Statement of Cash Flows for the years ended December 31, 2002 and
   2001, and for the period from inception through December 31, 2002        F-8

Notes to Financial Statements                                               F-9

                        Report of Independent Accountants


To the Board of Directors and Stockholders of SIGA Technologies, Inc.

In our opinion, the accompanying balance sheets and related statements of operations, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of SIGA Technologies, Inc. (a development stage company) at December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from December 28, 1995 ("Inception") through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


\s\PricewaterhouseCoopers LLP
-----------------------------

New York, New York
February 14, 2003

SIGA Technologies, Inc.
(A development stage company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                                         December 31,
                                                                                   2002            2001
                                                                                ------------    ------------
Assets

Current Assets:
    Cash and cash equivalents                                                   $  2,069,004    $  3,148,160
    Accounts receivable                                                               60,151          55,000
    Prepaid expenses                                                                 104,227         153,416
                                                                                ------------    ------------
               Total current assets                                                2,233,382       3,356,576

    Equipment, net                                                                   432,442         703,239
    Other assets                                                                     164,168         147,873
                                                                                ------------    ------------

               Total assets                                                     $  2,829,992    $  4,207,688
                                                                                ============    ============

Liabilities and Stockholders' Equity:

Current liabilities:
    Accounts payable                                                            $    461,146    $    210,391
    Accrued expenses and other                                                       184,554         263,616
    Capital lease obligations                                                         11,206         192,196
                                                                                ------------    ------------
               Total liabilities                                                     656,906         666,203

Commitments and contingencies

Stockholders' equity:
    Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 410,760 and 379,294 issued and outstanding at
       December 31, 2002 and 2001, respectively)                                     443,674         398,441
    Common stock ($.0001 par value, 50,000,000 shares authorized,
        12,902,053 and 10,139,553 issued and outstanding at December 31,
       2002 and 2001, respectively)                                                    1,293           1,016
    Additional paid-in capital                                                    32,051,461      29,348,786
    Stock subscriptions outstanding                                                 (791,940)             --
    Deferred compensation                                                                 --         (35,583)
    Deficit accumulated during the development stage                             (29,531,402)    (26,171,175)
                                                                                ------------    ------------

               Total stockholders' equity                                          2,173,086       3,541,485
                                                                                ------------    ------------

               Total liabilities and stockholders' equity                       $  2,829,992    $  4,207,688
                                                                                ============    ============


   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Operations
--------------------------------------------------------------------------------

                                                                                             For the Period
                                                                                              December 28,
                                                                                             1995 (Date of
                                                                 Year Ended December 31,     Inception) to
                                                              ----------------------------    December 31,
                                                                  2002             2001          2002
 Revenues:
     Research and development contracts                       $    344,450    $  1,159,500    $  3,631,631
                                                              ------------    ------------    ------------

 Operating expenses:
     General and administrative                                  1,838,470       2,570,869      17,221,915
     Research and development (including amounts to
        related parties of $59,000, $104,000, and $547,581
        for the years ended December 31, 2002 and
        2001, and for the period from the date of inception      1,766,368       1,733,188      13,775,444
        to December 31, 2002)
     Patent preparation fees                                       104,700         117,264       1,459,454
                                                              ------------    ------------    ------------

               Total operating expenses                          3,709,538       4,421,321      32,456,813
                                                              ------------    ------------    ------------

               Operating loss                                   (3,365,088)     (3,261,821)    (28,825,182)

 Interest income/(expense)                                          34,061        (192,679)       (312,983)
 Loss on impairment of investment                                       --        (275,106)       (430,697)
 Other income/gain on sale of securities                                --              --          66,660
                                                              ------------    ------------    ------------

               Net loss                                         (3,331,027)     (3,729,606)    (29,502,202)

 Deemed dividend related to beneficial conversion feature           29,200              --          29,200
                                                              ------------    ------------    ------------

               Net loss applicable to common shareholders     $ (3,360,227)             --    $(29,531,402)
                                                              ============    ============    ============

 Basic and diluted loss per share                             $       (.32)   $       (.44)
                                                              ------------    ------------

Weighted average common shares outstanding
    used for basic and diluted loss per share                   10,450,529       8,499,961
                                                              ============    ============

Comprehensive loss:
    Net loss                                                  $ (3,331,027)   $ (3,729,606)   $(29,502,202)
                                                              ------------    ------------    ------------

               Total comprehensive loss                       $ (3,331,027)   $ (3,729,606)   $(29,502,202)
                                                              ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Changes in Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                            Series A
                                                                           Convertible
                                                                         Preferred Stock           Common Stock          Additional
                                                                     ------------------------  -----------------------    Paid-in
                                                                       Shares       Amount       Shares       Amount      Capital
                                                                     -----------  -----------  -----------   ---------   -----------
Issuance of common stock at inception                                             $            $ 2,079,170      $  208   $     1,040
Net loss                                                                                                --          --            --
                                                                     -----------  -----------  -----------   ---------   -----------
             Balances at December 31, 1995                                    --                 2,079,170         208         1,040

Net proceeds from issuance and sale of common stock ($1.50 per share)                            1,038,008         104     1,551,333
Net proceeds from issuance and sale of common stock ($3.00 per share)                              250,004          25       748,985
Receipt of stock subscriptions outstanding                                                              --          --            --
Issuance of compensatory options and warrants                                                           --          --       367,461
Net loss                                                                                                --          --            --
                                                                     -----------  -----------  -----------   ---------   -----------
             Balances at December 31, 1996                                    --                 3,367,182         337     2,668,819

Net proceeds from issuance and sale of common stock ($5.00 per share)                            2,875,000         287    12,179,322
Issuance of warrants with bridge notes                                                                  --          --       133,000
Stock option and warrant compensation                                                                   --          --        68,582
Net loss                                                                                                --          --            --
                                                                     -----------  -----------  -----------   ---------   -----------
             Balance at December 31, 1997                                     --                 6,242,182         624    15,049,723

Issuance of common stock to acquire third party's
    right to certain technology ($4.34 per share)                                                  335,530          34     1,457,424
Issuance of compensatory options and warrants                                                           --          --       175,870
Stock option and warrant compensation                                                                   --          --        14,407
Unrealized losses on available for sale securities                                                      --          --            --
Net loss                                                                                                --          --            --
                                                                     -----------  -----------  -----------   ---------   -----------
             Balance at December 31, 1998                                     --                 6,577,712         658    16,697,424

Issuance of common stock for software development ($1.25 per share)                                 25,000           3        31,247
Issuance of compensatory common stock, options and warrants                                             --                    51,550
Stock option and warrant compensation                                                                   --                    75,278
Unrealized gains on available for sale securities
Net loss
                                                                     -----------  -----------  -----------   ---------   -----------
             Balance at December 31, 1999                                     --                 6,602,712         661    16,855,499
                                                                     -----------  -----------  -----------   ---------   -----------

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                            Stock        During the
                                                                           Deferred     Subscriptions    Development
                                                                         Compensation    Outstanding        Stage
                                                                         -------------   ------------   -------------
Issuance of common stock at inception                                                     $   (1,248)
Net loss                                                                            --            --    $      (1,000)
                                                                         -------------   ------------   -------------
             Balances at December 31, 1995                                          --        (1,248)          (1,000)

Net proceeds from issuance and sale of common stock ($1.50 per share)                             --               --
Net proceeds from issuance and sale of common stock ($3.00 per share)                             --
Receipt of stock subscriptions outstanding                                                     1,248               --
Issuance of compensatory options and warrants                                                     --               --
Net loss                                                                            --            --       (2,268,176)
                                                                         -------------   ------------   -------------
             Balances at December 31, 1996                                          --            --       (2,269,176)

Net proceeds from issuance and sale of common stock ($5.00 per share)
Issuance of warrants with bridge notes                                                            --               --
Stock option and warrant compensation                                                             --               --
Net loss                                                                            --            --       (2,194,638)
                                                                         -------------   ------------   -------------
             Balance at December 31, 1997                                           --            --       (4,463,814)

Issuance of common stock to acquire third party's
    right to certain technology ($4.34 per share)
Issuance of compensatory options and warrants                                                     --               --
Stock option and warrant compensation                                                             --               --
Unrealized losses on available for sale securities                                                --               --
Net loss                                                                            --            --       (6,551,666)
                                                                         -------------   ------------   -------------
             Balance at December 31, 1998                                           --            --      (11,015,480)

Issuance of common stock for software development ($1.25 per share)
Issuance of compensatory common stock, options and warrants
Stock option and warrant compensation
Unrealized gains on available for sale securities
Net loss                                                                                                   (3,636,500)
                                                                         -------------   ------------   -------------
             Balance at December 31, 1999                                           --            --      (14,651,980)
                                                                         -------------   ------------   -------------
                                                                          Unrealized
                                                                        Gains (Losses)       Total
                                                                         on Available    Stockholders'
                                                                          for Sale of        Equity
                                                                          Securities       (Deficit)
                                                                        --------------   ------------
Issuance of common stock at inception                                               --             --
Net loss                                                                            --    $     (1,000)
                                                                         -------------    ------------
             Balances at December 31, 1995                                          --          (1,000)

Net proceeds from issuance and sale of common stock ($1.50 per share)               --       1,551,437
Net proceeds from issuance and sale of common stock ($3.00 per share)               --         749,010
Receipt of stock subscriptions outstanding                                          --           1,248
Issuance of compensatory options and warrants                                       --         367,461
Net loss                                                                            --      (2,268,176)
                                                                         -------------    ------------
             Balances at December 31, 1996                                          --         399,980

Net proceeds from issuance and sale of common stock ($5.00 per share)                       12,179,609
Issuance of warrants with bridge notes                                              --         133,000
Stock option and warrant compensation                                               --          68,582
Net loss                                                                            --      (2,194,638)
                                                                         -------------    ------------
             Balance at December 31, 1997                                           --      10,586,533

Issuance of common stock to acquire third party's
    right to certain technology ($4.34 per share)                                            1,457,458
Issuance of compensatory options and warrants                                       --         175,870
Stock option and warrant compensation                                               --          14,407
Unrealized losses on available for sale securities                             (34,816)        (34,816)
Net loss                                                                            --      (6,551,666)
                                                                         -------------    ------------
             Balance at December 31, 1998                                      (34,816)      5,647,786

Issuance of common stock for software development ($1.25 per share)                             31,250
Issuance of compensatory common stock, options and warrants                                     51,550
Stock option and warrant compensation                                                           75,278
Unrealized gains on available for sale securities                               34,816          34,816
Net loss                                                                                    (3,636,500)
                                                                         -------------    ------------
             Balance at December 31, 1999                                           --       2,204,180
                                                                         -------------    ------------

                                   (Continued)

SIGA Technologies, Inc.
(A development stage company)
Statement of Changes in Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                           Series A
                                                                          Convertible
                                                                        Preferred Stock           Common Stock          Additional
                                                                    ------------------------  -----------------------    Paid-in
                                                                      Shares       Amount       Shares       Amount      Capital
                                                                    -----------  -----------  -----------   ---------   -----------
Net proceeds from exercising of stock options                                    $                 19,875      $    2   $    52,772
Net proceeds from the issuance of common stock ($5.0 per share)                                   600,000          60     2,882,940
Issuance of common stock in connection with software development                                  102,721          10       500,334
Issuance of common shares in connection with acquisition of 12.5%
    equity interest in a private company                                                           40,336           4       179,996
Issuance of common shares upon conversion of debentures                                            90,193           9        49,246
Warrants granted in connection with the issuance of debentures                                                            1,320,170
Issuance of compensatory options and warrants to non-employees                                                            1,218,145
Issuance of compensatory options to employees                                                                               278,750
Stock options and warrants compensation related to services received
    from non-employees                                                                                                      185,876
Amortization of deferred compensation
Issuance of shares in exchange for services                                                        16,000           1            (1)
Amendment of warrants issued to a non-employee for services                                                                 270,256
Net loss
                                                                    -----------  -----------  -----------   ---------   -----------

             Balance at December 31, 2000                                                       7,471,837         747    23,793,983
                                                                    -----------  -----------  -----------   ---------   -----------

Issuance of preferred stock upon conversion of debentures             1,011,593    1,036,707
Common stock issued upon conversion of preferred series A stock        (632,299)    (638,266)     641,719          64       651,735
Net proceeds from issuance of common stock ($2.00 to $3.00 per share                            1,684,636         169     4,356,801
Issuance of common shares upon conversion of stock options                                        167,250          17       196,846
Issuance of common shares upon exercising of warrants                                              70,000           7       159,613
Issuance of restricted common stock to non-employee                                                50,000           5        77,328
Issuance of common shares upon cashless warrant exercise                                           35,640           4            (4)
Issuance of common stock upon conversion of debentures                                             18,471           3        15,916
Issuance of compensatory stock options to the board of directors                                                            612,750
Cancellation of warrants issued to consultant                                                                              (783,598)
Compensation charge relating to common stock issued below
    fair value market                                                                                                       103,040
Compensation charge relating to modification of options to acquire
    common shares                                                                                                            72,660
Amortization of deferred compensation
Stock options issued to non-employee                                                                                         79,054
Warrants issued to a non-employee                                                                                            28,318
Forfeiture of options issued to a director                                                                                  (15,656)

Net loss
                                                                    -----------  -----------  -----------   ---------   -----------

             Balance at December 31, 2001                               379,294      398,441   10,139,553       1,016    29,348,786

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                            Stock        During the
                                                                           Deferred     Subscriptions    Development
                                                                         Compensation    Outstanding        Stage
                                                                         -------------   ------------   -------------
Net proceeds from exercising of stock options
Net proceeds from the issuance of common stock ($5.0 per share)
Issuance of common stock in connection with software development
Issuance of common shares in connection with acquisition of 12.5%
    equity interest in a private company
Issuance of common shares upon conversion of debentures
Warrants granted in connection with the issuance of debentures
Issuance of compensatory options and warrants to non-employees           $  (1,218,145)
Issuance of compensatory options to employees                                 (278,750)
Stock options and warrants compensation related to services received from non-employees
Amortization of deferred compensation                                        1,068,470
Issuance of shares in exchange for services
Amendment of warrants issued to a non-employee for services
Net loss                                                                                                $  (7,789,589)
                                                                         -------------   ------------   -------------

             Balance at December 31, 2000                                     (428,425)            --     (22,441,569)
                                                                         -------------   ------------   -------------

Issuance of preferred stock upon conversion of debentures
Common stock issued upon conversion of preferred series A stock
Net proceeds from issuance of common stock ($2.00 to $3.00 per share
Issuance of common shares upon conversion of stock options
Issuance of common shares upon exercising of warrants
Issuance of restricted common stock to non-employee
Issuance of common shares upon cashless warrant exercise
Issuance of common stock upon conversion of debentures
Issuance of compensatory stock options to the board of directors
Cancellation of warrants issued to consultant                                  248,713
Compensation charge relating to common stock issued below
    fair value market
Compensation charge relating to modification of options to acquire common shares
Amortization of deferred compensation                                          121,389
Stock options issued to non-employee
Warrants issued to a non-employee                                                7,084
Forfeiture of options issued to a director                                      15,656

Net loss                                                                                                   (3,729,606)
                                                                         -------------   ------------   -------------

             Balance at December 31, 2001                                      (35,583)            --     (26,171,175)

                                                                          Unrealized
                                                                        Gains (Losses)       Total
                                                                         on Available    Stockholders'
                                                                          for Sale of        Equity
                                                                          Securities       (Deficit)
                                                                        --------------    ------------
Net proceeds from exercising of stock options                                             $     52,774
Net proceeds from the issuance of common stock ($5.0 per share)                              2,883,000
Issuance of common stock in connection with software development                               500,344
Issuance of common shares in connection with acquisition of 12.5%                                   --
    equity interest in a private company                                                       180,000
Issuance of common shares upon conversion of debentures                                         49,255
Warrants granted in connection with the issuance of debentures                               1,320,170
Issuance of compensatory options and warrants to non-employees                                      --
Issuance of compensatory options to employees                                                       --
Stock options and warrants compensation related to services received
    from non-employees                                                                         185,876
Amortization of deferred compensation                                                        1,068,470
Issuance of shares in exchange for services                                                         --
Amendment of warrants issued to a non-employee for services                                    270,256
Net loss                                                                                    (7,789,589)


             Balance at December 31, 2000                                           --         924,736


Issuance of preferred stock upon conversion of debentures                                    1,036,707
Common stock issued upon conversion of preferred series A stock                                 13,533
Net proceeds from issuance of common stock ($2.00 to $3.00 per share                         4,356,970
Issuance of common shares upon conversion of stock options                                     196,863
Issuance of common shares upon exercising of warrants                                          159,620
Issuance of restricted common stock to non-employee                                             77,333
Issuance of common shares upon cashless warrant exercise                                            --
Issuance of common stock upon conversion of debentures                                          15,919
Issuance of compensatory stock options to the board of directors                               612,750
Cancellation of warrants issued to consultant                                                 (534,885)
Compensation charge relating to common stock issued below
    fair value market                                                                          103,040
Compensation charge relating to modification of options to acquire
    common shares                                                                               72,660
Amortization of deferred compensation                                                          121,389
Stock options issued to non-employee                                                            79,054
Warrants issued to a non-employee                                                               35,402
Forfeiture of options issued to a director                                                          --

Net loss                                                                                    (3,729,606)

                                                                                                    --
                                                                         -------------    ------------
             Balance at December 31, 2001                                           --       3,541,485

                                   (Continued)

SIGA Technologies, Inc.
(A development stage company)
Statement of Changes in Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                           Series A
                                                                          Convertible
                                                                        Preferred Stock           Common Stock          Additional
                                                                    ------------------------  -----------------------    Paid-in
                                                                      Shares       Amount       Shares       Amount      Capital
                                                                    -----------  -----------  -----------   ---------   -----------
Net proceeds from issuance of common stock
   ($1.00 to $1.09 per share)                                                                   2,737,500         274     2,559,924
Issuance of common shares upon exercise of stock options                                           25,000           3       28,093
Issuance of preferred stock to settle dividends payable                  31,466       45,233
Amortization of deferred compensation
Stock options issued to non-employee                                                                                         85,458
Deemed dividend related to beneficial conversion feature                                                                     29,200

Net loss
                                                                    -----------  -----------  -----------   ---------   -----------

             Balance at December 31, 2002                               410,760    $ 443,674   12,902,053    $  1,293   $32,051,461
                                                                    ===========  ===========  ===========   =========   ===========

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                            Stock        During the
                                                                           Deferred     Subscriptions    Development
                                                                         Compensation    Outstanding        Stage
                                                                         -------------   ------------   -------------
Net proceeds from issuance of common stock
   ($1.00 to $1.09 per share)                                                                (791,940)
Issuance of common shares upon exercise of stock options
Issuance of preferred stock to settle dividends payable
Amortization of deferred compensation                                          35,583
Stock options issued to non-employee
Deemed dividend related to beneficial conversion feature                                                      (29,200)

Net loss                                                                                                   (3,331,027)


                                                                         -------------   ------------   -------------
             Balance at December 31, 2002                                 $         --    $  (791,940)  $ (29,531,402)
                                                                         =============   ============   =============

                                                                          Unrealized
                                                                        Gains (Losses)       Total
                                                                         on Available    Stockholders'
                                                                          for Sale of        Equity
                                                                          Securities       (Deficit)
                                                                        --------------    ------------
Net proceeds from issuance of common stock
   ($1.00 to $1.09 per share)                                                                1,768,258
Issuance of common shares upon exercise of stock options                                        28,096
Issuance of preferred stock to settle dividends payable                                         45,233
Amortization of deferred compensation                                                           35,583
Stock options issued to non-employee                                                            85,458
Deemed dividend related to beneficial conversion feature                                            --

Net loss                                                                                    (3,331,027)
                                                                         -------------    ------------
             Balance at December 31, 2002                                 $         --    $  2,173,086
                                                                         =============    ============

   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                              For the Period
                                                                                               December 28,
                                                                         Year Ended           1995 (Date of
                                                              -----------------------------   Inception) to
                                                                December 31,    December 31,   December 31,
                                                                   2002            2001            2002
Cash flows from operating activities:
  Net loss                                                    $ (3,331,027)   $ (3,729,606)   $(29,502,202)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation                                                317,032         324,463       1,592,381
       Stock, options and warrant compensation                     121,041         566,743       2,996,784
       Loss on impairment of investment                                 --         275,106         430,697
       Loss on write-off of capital equipment                           --              --          97,969
       Amortization of debt discount                                    --         232,393         954,705
       Write-off of in-process research and development                 --              --       1,457,458
       Realized gain on sale of marketable securities                   --              --         (66,660)
       Non-cash research and development                                --              --         500,344
       Changes in assets and liabilities:
         Accounts receivable                                        (5,151)        (17,200)        (60,151)
         Prepaid expenses and other current assets                  49,189        (147,772)       (104,227)
         Other assets                                              (16,295)          8,683        (164,167)
         Accounts payable and accrued expenses                     216,926        (477,649)        704,465
         Accrued interest                                               --          20,390         100,672
                                                              ------------    ------------    ------------

               Net cash used in operating activities            (2,648,285)     (2,944,449)    (21,061,932)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                             (46,235)             --      (2,203,489)
  Sale (purchase) of investment securities                              --              --          66,660
  Investment in Open-I-Media                                            --              --        (170,000)
                                                              ------------    ------------    ------------

               Net cash flow used in investing activities          (46,235)             --      (2,306,829)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                     1,768,258       4,356,970      23,488,284
  Receipts of stock subscriptions outstanding                           --              --           1,248
  Gross proceeds from sale of convertible debentures                    --                       1,500,000
  Proceeds from exercise of stock options and
       warrants to acquire common stock                             28,096         356,483         437,353
  Net proceeds from sale of warrants                                    --                          52,174
  Convertible debentures and warrant issuance costs                     --                         (52,500)
  Proceeds from bridge notes                                            --                       1,000,000
  Repayments of bridge notes                                            --                      (1,000,000)
  Proceeds from sale and leaseback of equipment                         --                       1,139,085
  Principal payments on capital lease obligations                 (180,990)       (328,229)     (1,127,879)
                                                              ------------    ------------    ------------

               Net cash provided from financing activities       1,615,364       4,385,224      25,437,765
                                                              ------------    ------------    ------------

Net increase in cash and cash equivalents                       (1,079,156)      1,440,775       2,069,004
Cash and cash equivalents at beginning of period                 3,148,160       1,707,385              --
                                                              ------------    ------------    ------------

Cash and cash equivalents at end of period                    $  2,069,004    $  3,148,160    $  2,069,004
                                                              ============    ============    ============

Supplemental disclosure of non-cash
    investing and financing activities:
       Fixed assets exchanged in acquisition                  $         --    $         --    $     80,697
                                                              ============    ============    ============
       Fair value of common shares exchanged in acquisition   $         --    $         --    $    180,000
                                                              ============    ============    ============
       Notes payable converted into equity                    $         --    $  1,375,000    $  1,500,000
                                                              ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

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

      The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception the Company has incurred cumulative net losses of $29,502,202 and expects to incur additional losses to perform further research and development activities. The Company does not have commercial biomedical products and management believes that it will need additional funds to complete the development of its biomedical products. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company.

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

      Equipment

      Equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are as follows:

      Laboratory equipment                              5 years
      Leasehold improvements                          Life of lease
      Computer equipment                                3 years
      Furniture and fixtures                            7 years

      Revenue recognition

      The Company applies the guidance provided by Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Under the provisions of SAB 101 the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Non-refundable fees are recognized as revenue over the term of the arrangement or based on the percentage of costs incurs to date, estimated costs to complete and total expected contract revenue. Milestones, which generally are related to substantial scientific or technical achievements are recognized in income when the milestone is accomplished.

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

      Net loss per common share

      Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect operating results.

      At December 31, 2002 and 2001, 410,760 and 379,294 shares, respectively, of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per shares as they are anti-dilutive. At December 31, 2002 and 2001, outstanding options to purchase 5,807,561 and 5,139,811 shares, respectively, of the Company's common stock with exercise prices ranging from $1.00 to $5.50 have been excluded from the computation of diluted loss per share as they are antidilutive. At December 31, 2002 and 2001, outstanding warrants to purchase 4,675,144 and 4,231,428 shares, respectively, of the Company's common stock, with exercise prices ranging from $1.00 to $8.25 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

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

      Accounting for stock based compensation

      The Company has adopted Statement of Financial Accounting Standard (FAS) No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). As provided for by FAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, ("APB 25")"Accounting for Stock Issued to Employees." Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by FAS 123.

      Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under FAS 123, the Company's net loss and net loss per share would have been as follows:

                                                              12 Months Ended
                                                                December 31,
                                                           2002            2001
Net loss, as reported                                  ($ 3,360,227)   ($ 3,729,606)
                                                       ============    ============
Add: Stock-based employee compensation expense
recorded under APB No. 25                                    35,583         121,389
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects                     (153,882)     (7,163,483)
                                                       ------------    ------------
Pro forma net loss                                     ($ 3,478,526)   ($10,771,700)
                                                       ============    ============
Net loss per share:
     Basic-as reported                                 ($      0.32)   ($      0.44)
                                                       ============    ============
     Basic-pro forma                                   ($      0.33)   ($      1.27)
                                                       ============    ============

      The fair value of the options granted to employees during 2002 and 2001 ranged from $0.09 to $2.08 on the date of the respective grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2002: no dividend yield, expected volatility of 100%, risk free interest rates of 2.87%-4.50% and an expected term of 3 to 5 years.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      The following weighted-average assumptions were used for 2001: no dividend yield, expected volatility of 100%, risk free interest rates of 3.85%-4.74%, and an expected term of 3 to 5 years.

      Reclassifications

      Certain prior year amounts have been reclassified to conform to current year presentation. The impact of these changes is not material and did not affect net loss.

      Recent pronouncements

      In 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (FAS) No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123" ("FAS 148"). This Statement amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that FAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. The Company adopted the disclosure provisions of FAS 148.

      In July 2002, the FASB issued Statement of Financial Accounting Standards
      (FAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses the recognition, measurement and reporting of costs associated with exit or disposal activities that are currently accounted for pursuant to Emerging Issues Task Force Issue No. 94-3, Liabilities Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Under FAS 146, such liabilities, with the exception of certain one-time termination benefits, will be recognized and measured initially at their fair value in the period in which the liability is incurred. FAS 146 is effective for fiscal years beginning after December 15, 2002.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

3.    Equipment

      Equipment consisted of the following at December 31, 2002 and 2001:

      Laboratory equipment                     $   896,862    $   862,005
      Leasehold improvements                       627,849        618,315
      Computer equipment                           155,204        153,360
      Furniture and fixtures                       291,637        291,637
                                               -----------    -----------
                                                 1,971,552      1,925,317

           Less - Accumulated depreciation      (1,539,110)    (1,222,078)
                                               -----------    -----------

      Equipment, net                           $   432,442    $   703,239
                                               ===========    ===========

      Depreciation expense for the years ended December 31, 2002 and 2001 was $317,032 and $324,463, respectively.

      At December 31, 2002 and 2001, laboratory equipment, computer equipment and furniture included approximately $730,500, $117,000 and $291,600, respectively, of equipment acquired under capital leases. Accumulated depreciation related to such equipment approximated $684,400, $117,000 and $190,829, respectively, at December 31, 2002, and $538,300, $78,000 and
      $149,171, respectively, at December 31, 2001.

4.    Stockholders' Equity

      At December 31, 2002, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

      Private Placement Offerings

      2002 Placements

      In December 2002, the Company raised gross proceeds of $1.865 million in a private offering of common stock and warrants to purchase the Company's common stock. The Company sold 1,700,000 shares of common stock. In connection with the offering the Company issued 171,216 warrants to purchase shares of the Company's common stock to placement agents. The warrants are exercisable at a price of $1.65 and have a term of five years. The fair value of the warrants on the date of grant was approximately $188,970. The Company received net proceeds of $891,000 prior to December 31, 2002 and net proceeds of $791,940 after December 31, 2002. As such, as of December 31, 2002, the Company has recorded a subscription receivable of $791,940.

      In October 2002, the Company raised gross proceeds of $1.04 million in a private offering of common stock and warrants to purchase the Company's common stock. The Company sold 1,037,500 shares of common stock and 518,750 warrants. The warrants are exercisable at $2.25

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      and have a term of five years. In connection with the offering the Company issued 103,750 warrants to purchase shares of the Company's common stock to placement agents. The warrants are exercisable at a price of $1.50 and have a term of five years. The fair value of the warrants attributable to consultants on the date of grant was approximately $64,670.

      Years 2001 and Prior

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

      In March 2000 the Company entered into an agreement to sell 600,000 shares of the Company's common stock and 450,000 warrants to acquire shares of the Company's common stock (the "March Financing") for gross proceeds of $3,000,000. Of the warrants issued, 210,000, 120,000 and 120,000 are exercisable at $5.00, $6.38 and $6.90, respectively. The warrants have a term of three years and are redeemable at $0.01 each by the Company upon meeting certain conditions. Offering expenses of $117,000 were paid in April 2000. At December 31, 2002, all 450,000 warrants were outstanding.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      In January 2000 the Company completed a private placement of 6% convertible debentures at an aggregate principal amount of $1,500,000 and 1,043,478 warrants to purchase shares of the Company's common stock with a purchase price of $0.05 per warrant (the "January Financing"). The Company received net proceeds of $1,499,674 from the total $1,552,174 gross proceeds raised. The debentures are convertible into common stock at $1.4375 per share. Interest at the rate of 6% per annum was payable on the principal of each convertible debenture in cash or shares of the Company's common stock, at the discretion of the Company upon conversion or at maturity. The warrants have a term of five years and are exercisable at $3.4059 per share. The Company has the right to require the holder to exercise the warrants within five days under the following circumstances:
      (i) a registration statement is effective; and (ii) the closing bid price for the Company's common stock, for each of any 15 consecutive trading days is at least 200% of the exercise price of such warrants. If the holder does not exercise the warrants after notice is given, the unexercised warrants will expire. The warrants are exercisable for a period of five years.

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

      In connection with the January 2000 financing, the Company issued warrants to purchase a total of 275,000 shares of common stock to the placement agent and the investors' counsel (or their respective designees). These warrants have a term of five years and are exercisable at $1.45 per share. In connection with the issuance of such warrants, the Company recorded a deferred charge of $280,653, which was amortized over the term of the debentures.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      proceeds of $14,375,000 and net proceeds, after deducting underwriting discounts and commissions, and other offering expenses payable by the Company, of $12,179,609.

      Stock option plan and warrants

      1996 Incentive and Non-Qualified Stock Option Plan

      In January 1996, the Company implemented its 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan"). The Plan as amended provided for the granting of up to 7,500,000 shares of the Company's common stock to employees, consultants and outside directors of the Company. The exercise period for options granted under the Plan, except those granted to outside directors, is determined by a committee of the Board of Directors. Stock options granted to outside directors pursuant to the Plan must have an exercise price equal to or in excess of the fair market value of the Company's common stock at the date of grant and become exercisable over a period of three years with a third of the grant being exercisable at the completion of each year of service subsequent to the grant.

      Transactions under the Plan are summarized as follows:

                                                                                       Weighted
                                                                                       Average
                                                                        Number of      Exercise
                                                                          Shares        Price
      Outstanding at January 1, 2001                                     2,167,061       $2.26
           Granted                                                       3,660,000        2.67
           Forfeited                                                      (500,125)       3.60
           Exercised                                                      (187,125)       1.26
                                                                        ----------       -----
      Outstanding at December 31, 2001                                   5,139,811        2.50
           Granted                                                         777,750        2.66
           Forfeited                                                       (85,000)       3.80
           Exercised                                                       (25,000)       1.13
                                                                        ----------       -----

              Total outstanding at December 31, 2002                     5,807,561       $2.52
                                                                        ==========       =====

        Options available for future grant at December 31, 2002          1,480,314
        Weighted average fair value of options granted during 2002      $     0.71
        Weighted average fair value of options granted during 2001      $     1.84

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      The following table summarizes information about options outstanding at December 31, 2002:

                                       Weighted                      Number
                     Number             Average        Weighted    Exercisable        Weighted
                  Outstanding          Remaining       Average         at             Average
                    December 31,      Contractual     Exercise     December 31,       Exercise
                      2002            Life (Years)      Price           2002           Price
$ 1.00                    10,000          6.86           1.00             10,000          1.00
1.13                     300,000          6.81           1.13            300,000          1.13
1.50                     167,084          8.48           1.50             36,528          1.50
2.00 - 2.75            4,842,250          8.12           2.38          4,531,625          2.38
3.94 - 5.50              488,227          5.99           4.55            416,894          4.66
                  --------------                                  --------------

                       5,807,561                                       5,295,047
                  ==============                                  ==============

      The following tables summarize information about warrants outstanding at December 31, 2002:

                                    Number of    Weighted Average   Expiration
                                    Warrants     Exercise Price       Dates
Outstanding at January 1, 2001      3,694,202        $ 4.04
                                                     ------
     Granted                        1,257,226          3.37    05/31/08 - 10/15/08
     Exercised                       (120,000)         1.85
     Canceled / Expired              (600,000)         6.43
                                    ---------        ------
Outstanding at December 31, 2001    4,231,428          3.61
     Granted                          793,716          2.03    09/30/07 - 12/31/07
     Canceled / Expired              (350,000)         7.32
                                    ---------

Outstanding at December 31, 2002    4,675,144         $3.06
                                    ---------        ------

                       Number
                     of Warrants                         Exercise
                     Outstanding                           Price


                           100,000                         1.00
                           679,966                      1.45 - 1.65
                           877,750                      2.00 - 2.25
                         2,551,212                      2.94 - 3.63
                           226,216                      4.63 - 5.00
                           240,000                      6.38 - 6.90
                   ----------------
                         4,675,144
                   ----------------

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      2002 Grants

      At December 31, 2002, options granted outside of the plan included 125,000 options granted to an employee and 125,000 options granted to consultants.

      In September 2002, the Company entered into a four-month consulting agreement under which the consultant assists the Company with public relations efforts in the United States of America and Europe in exchange for a monthly retainer of $3,500 for the four-month term and 50,000 fully vested options to purchase shares of the Company's common stock. Of the amount of fully vested options, 25,000 shares have an exercise price of $1.50 per share and 25,000 shares have an exercise price of $1.75. Upon grant, the Company recorded a $31,618 stock compensation charge to operations based upon the fair value of the options.

      In April 2002, in connection with an existing consulting agreement, the Company granted a consultant an option to purchase 15,000 shares of the Company's common stock under the Plan. Upon grant, the Company recorded a $10,269 stock compensation charge to operations based upon the fair value of the option.

      Years 2001 and Prior

      In June 2001, the Company entered into a one year consulting agreement under which the consultant assists the Company with public relations efforts in Europe in exchange for 50,000 shares of the Company's restricted common stock. The restricted stock vests at an equal rate over the period of the agreement. As the restricted stock vests, the Company will record charges to earnings based upon the difference between the fair value and the price of the restricted stock. During the year ended December 31, 2001, the Company has recorded stock compensation charges to earnings in the amount of $77,333.

      In May 2001, subject to approval by the shareholders, the Company granted 3,225,000 options, at an exercise price of $2.50 per share, to the members of the new board of directors. Subsequent to the approval by the shareholders the Company recorded charges to earnings in the amount of $612,750 based upon the difference between the fair market value and the exercise price of the options.

      In July 2000, the Company entered into an agreement with a consultant to serve as the Company's public relations agent. The consultant is paid a monthly retainer of $6,000 and received options to purchase 75,000 shares of the Company's common stock: 25,000 are exercisable at $5.75 per share, 25,000 at $6.50 per share and 25,000 at $7.50 per share. After an initial four-month term, the Company may terminate the agreement on thirty days notice. During the year ended December 31, 2000, the Company recorded a non-cash charge associated with such options in the amount of $160,314. The options were vested and exercisable at December 31, 2000. No charge was recorded for the year ended December 31, 2001.

      In connection with the development of its licensed technologies the Company entered into a consulting agreement with the scientist who developed such technologies, under which the consultant serves as the Company's Chief Scientific Advisor. The scientist, who is a stockholder, has been paid an annual consulting fee of $75,000. The agreement, which commenced in January 1996 and is only cancelable by the Company for cause, as defined in the agreement, had an initial term of two years and provided for automatic renewals of three additional one year periods unless either party notifies the other of its intention not to renew. Research and development expense

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      incurred under the agreement amounted to $75,000 and $75,000 for the years ended December 31, 2000 and 1999, respectively. In June 2001, the Company entered into an amended consulting agreement with the scientist under which the scientist will provide services to the Company for a three year period commencing on September 10, 2001. In consideration for the consulting services the scientist will be paid an annual fee of $50,000 payable quarterly. In addition, the Company granted the scientist options to purchase 225,000 shares of common stock at $3.94 per share. On September 10, 2001, ten percent of the options vested and the remaining shall vest in 36 monthly installments beginning on October 10, 2001. For the years ended December 31, 2002 and 2001, the Company recorded a charge of $58,904 and $79,000, respectively. In September 2002, the Company and the consultant terminated their arrangement and all unvested options were forfeited.

      In August 2000, the Company entered into an agreement with a consultant to provide the Company with financial consulting, planning, structuring, business strategy, and public relations services and raising equity capital. The term of the agreement is for a period of fifteen months with a guarantee of a six-month retention from August 1, 2000, through February 1, 2001. The consultant was paid a fee of $40,000 upon signing of the agreement, and will be paid an additional $40,000 every two months for the term of the agreement unless terminated by the Company at the end of the initial six month period. Under the provisions of the agreement, the consultant received warrants to purchase 500,000 shares of the Company's common stock. 200,000 warrants with an exercise price of $3.63 per share vested upon the date of the agreement. Of the remaining 300,000 warrants, 100,000 warrants vest on May 1, 2001 with an exercise price of $6.50 per share, 100,000 vest on August 1, 2001 with an exercise price of $7.50 per share and 100,000 vest on October 1, 2001 with an exercise price of $9.50 per share. The warrants become exercisable over a period of five years. Unvested warrants terminate in the event the agreement is terminated. During the year ended December 31, 2000, the Company recorded a non-cash charge associated with such warrants in the amount of $645,786. In January 2001 the Company and the consultant terminated their arrangement. In addition to the cancellation of 300,000 unvested warrants, the consultant agreed to return 150,000 of its vested warrants to the Company. In connection with the cancellation and return of the vested warrants, the Company recorded a non-cash benefit of $535,000 in the results of its operations for the year ended December 31, 2001.

      In January 2000 the Company entered into a one year consulting agreement with a member of its Board of Directors. In exchange for the consulting services, the Company granted the member of the Board warrants to purchase 50,000 shares of common stock at an exercise price of $1.00. The warrants vested immediately and became exercisable on January 19, 2001. During the year ended December 31, 2001 and December 31, 2000, the Company recorded a non-cash charge associated with such warrants in the amount of $35,402 and $134,598, respectively.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

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

      In November 1996, the Company entered into an employment agreement with its former President and Chief Executive Officer. Under the terms of the agreement, the employee received warrants to purchase 461,016 shares of common stock at $3.00 per share. These warrants expire on November 18, 2006. Upon termination of the employment agreement on April 21, 1998, 230,508 unvested warrants were surrendered to the Company. 230,508 of the warrants are still outstanding at December 31, 2002.

5.    Related Parties

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

      In November 1999, the EVPs were each granted non-qualified stock options to purchase 150,000 shares under the Company's 1996 Incentive and Non-Qualified Stock Option Plan, at an exercise price of $1.30, which expire in ten years. 37,500 options vested immediately, 75,000 vested in November 2000, and the remaining 37,500 vested in November 2001.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

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

      In January 2002, the Company and its Chief Financial Officer ("CFO") entered into an amendment to the CFO's employment agreement, extending his employment until December 31, 2002. In November 2002, the employment agreement was amended and extended until September 30, 2004. Under the amended agreement, compensation is set at an annual minimum base salary of $210,000 and options of 150,000 were granted under the Plan at an exercise price of $2.50 per share. Of such grant, 75,000 shares vested immediately and 75,000 shares will vest on September 1, 2003.

      In May 2000, the Company and its Vice President for Research entered into an amendment of the Vice Presidents employment agreement, extending his employment until December 31, 2002, except that the Company may terminate the agreement upon 180 days written notice. Under the amendment the employee's title was changed to Chief Scientific Officer ("CSO"). The CSO was granted options to purchase 125,000 shares of the Company's common stock at $2.00 per share. The options vest ratably over the remaining term of the amendment. During the year ended

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      December 31, 2001 and 2000, the Company recorded non-cash compensation charges of $112,168 and $130,999 related to these options, respectively. In October 2002, the employment agreement was amended and extended until December 31, 2005. Under the amended agreement, compensation is set at an annual minimum base salary of $210,000 and options of 300,000 shares were granted at an exercise price of $2.50. Upon such grant, the CSO was required to surrender 50,000 shares granted under a previous grant with an exercise price of $3.94. Under the new grant, 75,000 shares vested immediately and 75,000 shares will vest on September 1, 2003, 2004 and 2005, respectively, pursuant to the Plan. As such, 50,000 options are considered variable options under APB 25 as replacement awards for the options surrendered. For the year ended December 31, 2002, there was no stock compensation charge as the fair value of the options was below the exercise price.

      In November 1999, the Company entered into two year employment agreements with three newly-hired Vice Presidents ("VPs"), of Business Development, Investor Relations, and Marketing, at annual salaries of $95,000, $100,000, and $120,000, respectively. Each VP was also granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $1.125 per share, to vest ratably over two years. As of December 31, 2001, the VPs were no longer with the Company. The employees forfeited 12,500 and 100,000 unvested options at December 31, 2001 and 2000, respectively.

      In June 2001, the Company entered into an employment agreement with an individual to serve as the Company's President and Chief Executive Officer (the "Executive"), expiring in June 2003. The agreement provides for an annual salary of $300,000. In addition the Executive was granted options to purchase 420,000 shares of the Company's common stock at $3.94 per share. In October 2001, the Company and the Executive entered into a separation and release agreement under which the Company will pay the Executive $40,000 over a period through October 5, 2002. Options previously granted to the Executive have been cancelled.

6.    Income Taxes

      The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $19,356,114 and $16,575,000, respectively, at December 31, 2002 and 2001 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin expiring in 2010 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards is subject to limitation.

      The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses result in a noncurrent deferred tax asset at December 31, 2002 and 2001 of approximately $11,143,534 and $9,811,000, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

      For the years ended December 31, 2002 and 2001, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

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

8.    Collaborative Research and License Agreement

      In October 2002, the Company entered into a collaborative research agreement with Trans Tech Pharma, Inc. (Trans Tech), a related party, for the discovery and treatment of human diseases. Under the terms of the agreement, Trans Tech and the Company have agreed to contribute each of their respective services and share in equal costs of specified research projects. In consideration of the services performed by Trans Tech and use of its proprietary technology, SIGA grants an exclusive, fully-paid, nontransferable, nonsublicenseable, limited license to use existing rights to patents and technologies. Both parties will share equally in the ownership of compounds and related intellectual property derived from such research efforts.

      In July 1997, the Company entered into a collaborative research and license agreement with Wyeth-Ayerst (the "Collaborator"). Under the terms of the agreement, the Company has granted the collaborator an exclusive worldwide license to develop, make, use and sell products derived from specified technologies. The agreement required the collaborator to sponsor further research by the Company for the development of the licensed technologies for a period of two years from the effective date of the agreement, in return for payments totaling $1,200,000. In consideration of the license grant the Company is entitled to receive royalties equal to specified percentages of net sales of products incorporating the licensed technologies. The royalty percentages increase as certain cumulative and annual net sales amounts are attained. The Company could receive milestone payments, under the terms of the agreement of up to $13,750,000 for the initial product and $3,250,000 for the second product developed from a single compound derived from the licensed technologies. Such milestone payments are contingent upon the Company making project milestones set forth in the agreement, and, accordingly, if the Company is unable to make such milestones, the Company will not receive such milestone payments. During 1999, the Company recognized $337,500 in revenue related to this agreement. In 2000, the Company received $450,000 from the Collaborator. The Company recorded the entire amount as deferred revenue on December 31, 2000 and recognized it in its results of operations upon the signing of an amendment to the agreement in May 2001. In addition, for the year ended December 31, 2001, the Company recorded $575,000 in revenue relating to the agreement of which $237,500 reflected a milestone payment. The sponsorship of the research at SIGA ended in September 2001. Research and development efforts continue at Wyeth, however, the remaining contractual milestones have not been reached as of December 31, 2002.

9.    License and Research Agreements

      In December 2002, the Company announced that it was awarded an initial U.S. Government contract with the U.S. Army to develop an effective smallpox antiviral drug. The total estimated revenue under the contract is $1.6 million for the periods January 1, 2003 to May 31, 2007.

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      In May 2002 the Company announced that it was awarded a Phase II research grant for a total of $865,000. The grant will support the Company's antibiotic development program. The grant was awarded by the Small Business Innovation Research Program of the National Institutes of Health. The Company will receive $529,359 over the twelve month period beginning June 1, 2002 and an additional $335,698 over the twelve month period beginning June 1, 2003. For the twelve months ended December 31, 2002, the Company received approximately $270,000 from this grant.

      On December 6, 2000 the company entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California (the "Regents"). Under the license agreement the Company obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. In the event that the Company sub-leases the license, it shall pay Regents 15% of all royalty payments made to SIGA. Under the agreement, SIGA is required to pay Regents 15% of all funds received from Wyeth-Ayesrt and a minimum annual amount of $250,000 for the continued development of the inventions for a period of three years. Under the sponsored research agreement SIGA was required to provide the Regents with funding in the total amount of $300,000 over a period of two years to support certain research. In September 2001 the sponsored research agreement was terminated. The Company recorded total research and development charges in the amount of $52,500 for the year ended December 31, 2000, related to the two agreements.

      In February 2001, the Company entered into a subcontract agreement with the Oregon State University. Under the agreement, the Oregon State University subcontracted to SIGA certain duties it has under a grant received from the National Institute of Health for the development of Proxvirus Proteinase Inhibitors. The term of the original agreement lapses on August 31, 2001. The agreement has been extended through August 31, 2003. During the year ended December 31, 2002, the Company recognized revenue in the amount of $75,000.

      In March 2000 the Company entered into an agreement with the Ross Products Division of Abbott Laboratories (Ross), under which the Company granted Ross an exclusive option to negotiate an exclusive license to certain Company technology and patents, in addition to certain research development services. In exchange for the research services and the option, Ross was obligated to pay the Company $120,000 in three installments of $40,000. The first payment of $40,000 was received in March 2000 and is being recognized ratably, over the expected term of the arrangement. The remaining installments are contingent upon meeting certain milestones under the agreement and will be recognized as revenue upon completion and acceptance of such milestones. The first milestone was met, and the Company received an additional payment of $40,000 in the quarter ended September 30, 2000. During the years ended December 31, 2001 and 2000, the Company recognized revenue in the amount of $45,000 and $80,000, respectively. The Company has not entered into any new research agreements with Ross in 2002.

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

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

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

      In July 2000 the Company acquired a 12.5% equity position in the Development Company. Under the terms of the agreement, the Development Company received: (i) $170,000 in cash; (ii) 40,336 shares of the Company's common stock; and (iii) certain assets consisting of the instant messenger product, PeerFinder and fixed assets with a net book value of $80,697. In addition, the Company received the right to appoint one director to the Development Company's board of directors. At December 31, 2002 and 2001, the Company reassessed the value of its investment in Open-I. The Company reviewed certain events and changes in circumstances indicating that the carrying amount of the investment in Open-I may not be recoverable in its entirety. In 2000, management elected to reduce the carrying amount of its investment to reflect its recoverable value as of the year-end and recorded an impairment charge of $156,000. At December 31, 2001, management reviewed all available information and as a result of its analysis determined that the carrying value of its investment should be written off.

11.   Other Agreements

      In March 2002, the Company entered into a non-binding Letter of Intent (the "Letter") to acquire all of the outstanding shares of Allergy Therapeutics Holdings Ltd. ("Allergy"). Under the terms of the letter, SIGA was to issue shares to the Allergy Stockholders that would result in 47.5% ownership to each of the former shareholders of SIGA and former shareholders of Allergy of the outstanding common stock, on a fully diluted basis. As part of the transaction, Elan Pharma International Limited ("Elan") was to enter into an exclusive license for certain technology with SIGA in exchange for 5% of the Company's common stock on a fully diluted basis. In July 2002,

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      the Company announced the termination of the Letter to acquire all the shares of Holdings due to unfavorable market conditions that existed at the time of the termination. The Company incurred approximately $600,000 of expenses in connection with this contemplated transaction, of which approximately $200,000 were still outstanding as of December 31, 2002.

      In May 2000, the Company entered into a letter of intent (the "Letter") to acquire Hypernix Technologies, Ltd, an Israel-based entity. Under the letter, in the event that the transaction was consummated, SIGA was to issue 3 million shares of its common stock to the stockholders and certain employees of Hypernix and assume all of the liabilities of Hypernix (not to exceed $1,250,000), with Hypernix's creditors to be paid half in cash and half in common stock of SIGA. Also under the letter, SIGA was to lend Hypernix $250,000 per month for up to five months. This advance was subject to interest at an annual rate of 10% and was collateralized by all the assets of Hypernix. The Company advanced Hypernix $261,000 and $250,000 in May and July 2000,respectively, under the agreement. On August 10, 2000, the Company terminated the letter of intent. SIGA recorded charges of $261,000 and $250,000 for the three months ended June 30, 2000 and September 30, 2000 respectively, to reserve the amounts advanced to Hypernix. In March 2001, the Company received a payment from Hypernix in the amount of $84,375.

12.   Segments

      Since the announcement in September 1999 that the Company intended to pursue an Internet initiative, the Company operated its Internet initiative as a separate segment. The Internet segment generated operating expenses of approximately $1,018,000 during 2000 and has no identifiable assets at December 31, 2002 and 2001. At December 31, 2002 and 2001 the Company has no internet related operations.

13.   Commitments and Contingencies

      Operating lease commitments

      The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

      Year ended December 31,
      2003                                       $164,115
      2004                                        173,821
      2005                                         66,982
      2006                                         68,321
      2007 and thereafter                          75,505
                                                 --------

      Total                                      $548,744
                                                 ========

      Capital lease commitments

      In July, August and September 1998, the Company sold certain laboratory equipment, computer equipment and furniture to a third party for $493,329, $385,422 and $260,333, respectively, under sale-leaseback agreements with terms of 42 months ending December 1, 2001, January 1,

SIGA Technologies, Inc.
(A development stage company)
Notes to Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      2002 and February 1, 2002, respectively. At the end of the respective leases, the Company renewed terms for an additional 12 months requiring minimum monthly payments of $6,167, $4,818 and $3,254, respectively. The Company has an option to purchase the equipment up to 15% of the original cost at the end of the renewal lease terms.

      Future minimum lease payments for assets under capital leases at December 31, 2002 are as follows:


      Year ended December 31, 2003:
                                                               $11,326
                                                               -------

                           Total Minimum Payments               11,326

           Less:  amounts representing interest                    120
                                                               -------

      Present value of future minimum lease payments            11,206

           Less current portion of capital lease obligations    11,206
                                                               -------

      Capital lease obligations, net current portion           $    --
                                                               =======

14.   Subsequent Events

      On February 5, 2003, the Company entered into a 12-month consulting agreement in the amount of $249,420 to provide marketing research support. Upon being awarded research contracts in excess of $2.0 million from such support, the Company is obligated to issue 400,000 fully vested warrants at an exercise price of $1.32 with an expiration of 3 years. Upon renewal of the agreement, the Company is required to issue an additional 100,000 warrants with an exercise price set at the date of the renewal with an expiration of 3 years. The Company has the right to terminate the agreement after six months.