Form 10QSB
period 2003-03-31
SIGA TECHNOLOGIES INC
filed 2003-05-15
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
March 31, 2003

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

As of May 15, 2003 the registrant had outstanding 13,246,995 shares of common stock.

================================================================================

                                     Part I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                             SIGA TECHNOLOGIES, INC.
                          (A development stage company)

                            BALANCE SHEET - UNAUDITED

                                                                                 March 31,     December 31,
                                                                                   2003            2002
                                                                               ------------    ------------
ASSETS
Current Assets
   Cash and cash equivalents ...............................................   $  1,669,469    $  2,069,004
   Accounts receivable .....................................................        178,046          60,151
   Prepaid expenses ........................................................        113,902         104,227
                                                                               ------------    ------------
    Total current assets ...................................................      1,961,417       2,233,382

   Equipment, net ..........................................................        504,039         432,442
   Other assets ............................................................        149,562         164,168
                                                                               ------------    ------------
    Total assets ...........................................................   $  2,615,018    $  2,829,992
                                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable ........................................................   $    381,168    $    461,146
   Accrued expenses and other ..............................................        151,061         184,554
   Capital lease obligations ...............................................             --          11,206
                                                                               ------------    ------------
    Total liabilities ......................................................        532,229         656,906

Commitments and contingencies

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 86,130 and 410,760 issued and outstanding at March 31, 2003
   and December 31, 2002, respectively) ....................................         81,321         443,674
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     13,246,995 and 12,902,053 issued and outstanding at March 31, 2003
     and December 31, 2002, respectively) ..................................          1,325           1,293
   Additional paid-in capital ..............................................     32,413,783      32,051,461
   Stock subscriptions outstanding .........................................             --        (791,940)
   Deficit accumulated during the development stage ........................    (30,413,640)    (29,531,402)
                                                                               ------------    ------------
    Total stockholders' equity .............................................      2,082,789       2,173,086
                                                                               ------------    ------------
    Total liabilities and stockholders' equity .............................   $  2,615,018    $  2,829,992
                                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
                          (A development stage company)

                       STATEMENT OF OPERATIONS - UNAUDITED

                                                                                        For The Period
                                                                                          December 28,
                                                                                         1995 (Date of
                                                              Three months ended         Inception) to
                                                                    March                  March 31,
                                                            2003             2002            2003
                                                         ------------    ------------   --------------
Revenues
     Grants and research and development contracts ...   $    205,144    $         --    $  3,836,775
                                                         ------------    ------------    ------------

Operating expenses
     General and administrative ......................        560,308         340,598      17,782,223
     Research and development ........................        477,499         356,972      14,252,943
     Patent preparation fees .........................         55,932          27,245       1,515,386
                                                         ------------    ------------    ------------
        Total operating expenses .....................      1,093,739         724,815      33,550,552
                                                         ------------    ------------    ------------

        Operating loss ...............................       (888,595)       (724,815)    (29,713,777)

Interest income/(expense) ............................          6,357          12,520        (306,626)
Loss on impairment of investment .....................             --              --        (430,697)
Other income/gain on sale of securities ..............             --              --          66,660
                                                         ------------    ------------    ------------
        Net loss .....................................       (882,238)       (712,295)    (30,384,440)
Deemed dividend related to beneficial conversion
     feature .........................................             --              --          29,200
                                                         ------------    ------------    ------------
        Net loss applicable to common shareholders ...   $   (882,238)   $   (712,295)   $(30,413,640)
                                                         ============    ============    ============

Weighted average shares outstanding: basic and diluted     13,243,162      10,139,553
                                                         ============    ============
Net loss per share: basic and diluted ................   $      (0.07)   $      (0.07)
                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
                          (A development stage company)

                       STATEMENT OF CASH FLOWS - UNAUDITED

                                                                                      For The Period
                                                                                       December 28,
                                                                                       1995 (Date of
                                                             Three months ened         Inception) to
                                                                 March 31,               March 31,
                                                           2003            2002            2003
                                                       ------------    ------------   --------------
Cash flows from operating activities:
  Net loss                                             $   (882,238)   $   (712,295)   $(30,384,440)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                             83,747          78,223       1,676,128
    Stock, option & warrant compensation                         --          67,822       2,996,784
    Loss on impairment of investment                             --              --         430,697
    Loss on write-off of capital equipment                       --              --          97,969
    Amortization of debt discount                                --              --         954,705
    Purchase of rights to certain technology                     --              --       1,457,458
    Realized gain on marketable securities                       --              --         (66,660)
    Non-cash research and development                            --              --         500,344
    Changes in assets and liabilities:
      Accounts receivable                                  (117,895)         (8,689)       (178,046)
      Prepaid expenses                                       40,325          38,290         (63,902)
      Other assets                                           (2,683)         20,816        (166,850)
      Accounts payable and accrued expenses                (113,471)        (32,646)        590,994
      Accrued interest                                           --              --         100,672
                                                       ------------    ------------    ------------

      Net cash used in operating activities                (992,215)       (548,479)    (22,054,147)
                                                       ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                     (138,054)             --      (2,341,543)
  Sale (purchase) of investment securities                       --              --          66,660
  Investment in Open-I-Media                                     --              --        (170,000)
                                                       ------------    ------------    ------------

      Net cash used in investing activities                (138,054)             --      (2,444,883)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                791,940              --      24,280,224
  Issuance of promissory note                               (50,000)             --         (50,000)
  Receipts of stock subscriptions outstanding                    --              --           1,248
  Gross proceeds from sale of convertible debentures             --              --       1,500,000
  Proceeds from exercise of options                              --              --         437,353
  Net proceeds from sale of warrants                             --              --          52,174
  Convertible debentures and warrants issuance costs             --              --         (52,500)
  Proceeds from bridge notes                                     --              --       1,000,000
  Repayment of bridge notes                                      --              --      (1,000,000)
  Proceeds from sale & leaseback of equipment                    --              --       1,139,085
  Principal payments on capital lease obligations           (11,206)        (60,819)     (1,139,085)
                                                       ------------    ------------    ------------

      Net cash provided by (used in)
       financing activities                                 730,734         (60,819)     26,168,499
                                                       ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents       (399,535)       (609,298)      1,669,469
Cash and cash equivalents at beginning of period          2,069,004       3,148,160              --
                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period             $  1,669,469    $  2,538,862    $  1,669,469
                                                       ============    ============    ============

    The accompanying notes are an integral part of these financial statements.

Notes to the March 31, 2003 Financial Statements

1. Basis of Presentation

      The financial statements of SIGA Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on forms 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2002, included in the 2002 Form 10-KSB.

      In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2003.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations through the fourth quarter 2003. The Company does not have commercial biomedical products, and does not expect to have such for several years, if at all. In addition, the Company announced its acquisition of Plexus Vaccine Inc. ("Plexus") on May 14, 2003, which will require additional cash flows to acquire and integrate the combined companies. The Company believes that it will need additional funds to complete the development of its biomedical products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern beyond December 31, 2003. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. In the event that the Company is unable to raise additional funds, planned operations will need to be scaled back or discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101 the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. Milestones, which generally are related to substantial scientific or technical achievement, are recognized in revenue when the milestone is accomplished.

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

      Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under FAS 123, the Company's net loss and net loss per share would have been as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          2003           2002
                                                       ========================

Net loss, as reported                                  ($882,238)     ($712,295)
                                                       =========      =========
Add: Stock-based employee compensation
expense recorded under APB No. 25                      $       0      $  12,311
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards                        (22,745)       (38,471)
                                                       ---------      ---------
Pro forma net loss                                     ($904,983)     ($738,455)
                                                       =========      =========
Net loss per share:
  Basic-as reported                                    ($   0.07)     ($   0.07)
                                                       =========      =========
  Basic-pro forma                                      ($   0.07)     ($   0.07)
                                                       ---------      ---------

      The fair value of the options granted to employees during 2003 and 2002 ranged from $0.09 to $2.08 on the date of the respective grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2003 and 2002: no dividend yield, expected volatility of 100%, risk free interest rates of 2.87%-4.50% and an expected term of 3 to 5 years.

Note 3. Conversion of Preferred Shares and Earnings Per Share

During the first quarter of 2003, certain preferred shareholders converted 344,942 Series A convertible preferred stock into 344,942 shares of common stock.

The Company computes, presents and discloses earnings per share in accordance with SFAS 128 "Earnings Per Share" ("EPS") which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares. Due to the Company's net loss for the three-month periods ended March 31, 2003 and 2002, all outstanding stock options are considered to be anti-dilutive.

Note 4. Subsequent Event

In March 2003, the Company signed a non-binding Letter of Intent to acquire substantially all of the assets of Plexus in exchange for 1,950,000 shares of the Company's common stock and the assumption of certain liabilities including promissory notes for loans we made to Plexus for $50,000 and $20,000.

In May 2003, the Company signed a definitive Asset Purchase Agreement to acquire those assets. Plexus is a bioinformatics company that develops vaccines using its proprietary technology. The Company anticipates that the acquisition will expand its capabilities in biological warfare defense research. Management believes that the acquisition will allow for the development of vaccines for smallpox, anthrax, plague, botulism and other biological pathogens. The Company anticipates that the planned acquisition will also facilitate development of vaccines for traditional human health targets such as tuberculosis and HIV. The consummation of this transaction is subject to standard closing conditions and is anticipated to close in the second quarter of 2003.

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

Overview

      We are a development stage biotechnology company, whose primary focus is on biopharmaceutical product development. Since inception in December 1995 our efforts have been principally devoted to research and development, securing patent protection, obtaining corporate relationships and raising capital. Since inception through March 31, 2003, we have sustained cumulative net losses of $30,413,640, including non-cash charges in the amount of $1,457,458 for the write-off of research and development expenses associated with the acquisition of certain technology rights acquired from a third party in exchange for our common stock. In addition, a non-cash charge of $2,996,784 was incurred for stock, option and warrant compensation expense. Our losses have resulted primarily from expenditures incurred in connection with research and development, patent preparation and general and administrative expenses. From inception through March 31, 2003, research and development expenses amounted to $14,252,943, patent preparation expenses totaled $1,515,386, and general and administrative expenses amounted to $17,782,223. From inception through March 31, 2003 revenues from research and development agreements and government grants totaled $3,836,775.

      Since inception, we have had limited resources, have incurred cumulative net operating losses of $30,413,640 and expect to incur additional losses to perform further research and development activities. We do not have commercial biomedical products, and we do not expect to have such for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We believe we have sufficient funds to support operations through the fourth quarter of 2003. In the event that we are unable to raise additional funds, planned operations will need to be scaled back or discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

      In March 2003 we signed a non-binding Letter of Intent to acquire substantially all of the assets of Plexus in exchange for 1,950,000 shares of our common stock and the assumption of certain liabilities including promissory notes for loans we made to Plexus for $50,000 and $20,000. In May 2003, we signed a definitive Asset Purchase Agreement to acquire those assets. Plexus is a bioinformatics company that develops vaccines using its proprietary technology. We anticipate that the acquisition will expand our capabilities in biological warfare defense research. Management believes that the acquisition will allow for the development of vaccines for smallpox, anthrax, plague, botulism and other biological pathogens. We anticipate that the planned acquisition will also facilitate development of vaccines for traditional human health targets such as tuberculosis and HIV. The consummation of this transaction is subject to standard closing conditions and it is anticipated to close in the second quarter of 2003. This transaction will require the company to spend additional cash to acquire and integrate the combined companies.

Significant Accounting Policies

      Financial Reporting Release No. 60, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, contractual obligations and commercial commitments.

Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 requires that four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101 the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. Milestones, which generally are related to substantial scientific or technical achievement, are recognized in revenue when the milestone is accomplished.

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

Contractual obligations and commercial commitments

      The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

           Year ended December 31,

           2003               $ 123,086
           2004                 173,821
           2005                  66,982
           2006                  68,321
           2007                  75,505
           Thereafter                --
                              ---------

           Total              $ 507,715
                              ---------

Results of Operations

Three Months ended March 31, 2003 and March 31, 2002.

      Revenues from grants and research and development contracts were $205,144 for the three months ended March 31, 2003. We received no revenue during the three months ended March 31, 2002. Revenue for the current year period was from our Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) and a contract with the US Army for the development of a Smallpox drug.

      General and administrative expenses for the three months ended March 31, 2003 were $560,308, an increase of approximately 65% from an expense of $340,598 for the three months ended March 31, 2002. Included in the expenses for the three months ended March 31, 2003 was approximately $99,900 in payments to the Four Star Group for marketing and business development services which was signed in February 2003 and higher legal and accounting costs associated with certain regulatory filings.

      Research and development expenses increased approximately 34% to $477,499 for the three months ended March 31, 2003 from $356,972 for the same period in 2002. The increase in the current year period was primarily the result of higher payroll and lab supply expense associated with the performance of work under the NIH grant and the US Army contract as well as higher travel costs required by our collaboration with TransTech Pharma Inc., which was not signed until October 2002. All of our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trial. At this stage of development, we can not make estimates of the potential cost for any program to be completed or the time it will take to complete the project. We do not track the costs of each product program except for portions of the development programs that are being funded by NIH grants and the US Army contract. The risk of completion of any program is high risk because of the long lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we can not be certain if they will ever occur.

      Patent preparation expense for the three months ended March 31, 2003 were $55,932 compared to $27,245 for the three months ended March 31, 2002. The approximate 105% increase was the result of increased patent preparation activity related to the maintenance of certain patents.

      Total operating loss for the three months ended March 31, 2003 was $888,595 an approximate 23% increase from the $724,815 loss incurred for the three months ended March 31, 2002. The increase in the loss is the result of higher operating expenses as presented in more detail above partially offset by increased revenue.

      Net interest income was $6,357 for the three months ended March 31, 2003 compared to income of $12,520 for the three months ended March 31, 2002. The approximate 49% decrease was the result of lower cash balances in the current year period as well as lower interest rates.

Liquidity and Capital Resources

      As of March 31, 2003 we had $1,669,469 in cash and cash equivalents.

      In January 2003 we received net proceeds of $791,940 from the completion of a private placement that had begun in December 2002. In total, we sold 1,700,000 shares of common stock in this offering. In December 2002 we received net proceeds from the offering of $891,000. In connection with the offering we issued 171,216 warrants to purchase shares of our common stock to consultants. The warrants are initially exercisable at a price of $1.65 per share and have a term of five years. The fair value of the warrants on the date of grant was approximately $188,970.

      In March 2003 we entered into a non-binding letter of intent to acquire substantially all of the assets of Plexus. In May 2003 we signed a definitive Asset Purchase Agreement to acquire Plexus's assets in exchange for 1,950,000 shares of our common stock and the assumption of certain liabilities including promissory notes for loans we made to Plexus for $50,000 and $20,000. Plexus is a bioinformatics company that develops vaccines using its proprietary technology. We anticipate that the acquisition will expand our capabilities in biological warfare defense research. Management believes that this acquisition will allow for the development of vaccines for smallpox, anthrax, plague, botulism and other biological pathogens. The planned acquisition will also facilitate development of vaccines for traditional human health targets such as tuberculosis and HIV. The consummation of this transaction is subject to standard closing conditions and is anticipated to close in the second quarter of 2003. This transaction will require the company to spend additional cash to acquire and integrate the combined companies.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations through the fourth quarter 2003. The Company does not have commercial biomedical products, and does not expect to have such for several years, if at all. In addition, the Company announced its acquisition of Plexus on May 14, 2003, which will require additional cash flows to acquire and integrate the combined companies. The Company believes that it will need additional funds to complete the development of its biomedical products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters include continued development beyond December 31, 2003 of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. In the event that the Company is unable to raise additional funds, planned operations will need to be scaled back or discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Controls and Procedures

      Within the 90 day period prior to the filing date of this report, our management has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-17(c). Based on that evaluation, the Acting Chief Executive Officer ("CEO") & Chief Financial Officer ("CFO") concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the CEO & CFO completed his evaluation.

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

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders  - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1 Certification of Acting Chief Executive Officer and Chief Financial Officer.

(b)   Reports on Form 8-K

      On January 14, 2003, we filed with the SEC a report on Form 8-K reporting Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SIGA Technologies, Inc.
                                              (Registrant)

     Date: May 15, 2003              By: /s/Thomas N. Konatich
                                         ---------------------
                                              Thomas N. Konatich
                                              Acting Chief Executive Officer and
                                              Chief Financial Officer
                                              (Principal Accounting Officer and
                                              Financial Officer and Vice
                                              President, Finance)

                                 CERTIFICATIONS

      I, Thomas N. Konatich, certify that:

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

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date: May 15, 2003


By /s/Thomas N. Konatich
------------------------
Thomas N. Konatich
Acting Chief Executive Officer and
Chief Financial Officer