Form 10QSB
period 2003-06-30
SIGA TECHNOLOGIES INC
filed 2003-08-14
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
June 30, 2003

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

As of August 13, 2003 the registrant had outstanding 17,149,682 shares of common stock.

================================================================================

                                     Part I

                              Financial Information

Item 1. Financial Statements

                             SIGA TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET - UNAUDITED

                                                                                     June 30,      December 31,
                                                                                       2003            2002
                                                                                   ------------    ------------

ASSETS
Current Assets
   Cash and cash equivalents ...................................................   $  1,495,099    $  2,069,004
   Accounts receivable .........................................................         94,747          60,151
   Prepaid expenses ............................................................         75,352         104,227
                                                                                   ------------    ------------
    Total current assets .......................................................      1,665,198       2,233,382

   Equipment, net ..............................................................        465,462         432,442
   Goodwill ....................................................................        933,334              --
   Intangible assets, net ......................................................      3,572,204              --
   Other assets ................................................................        169,584         164,168
                                                                                   ------------    ------------
    Total assets ...............................................................   $  6,805,782    $  2,829,992
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable ............................................................   $    546,212    $    461,146
   Accrued expenses and other ..................................................        371,042         184,554
   Capital lease obligations ...................................................             --          11,206
                                                                                   ------------    ------------
    Total liabilities ..........................................................        917,254         656,906

Commitments and contingencies

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 78,282 and 410,760 issued and outstanding at June 30, 2003
   and December 31, 2002, respectively) ........................................         72,666         443,674
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     16,455,238 and 12,902,053 issued and outstanding at June 30, 2003
     and December 31, 2002, respectively) ......................................          1,646           1,293
   Additional paid-in capital ..................................................     37,438,365      32,051,461
   Stock subscriptions outstanding .............................................             --        (791,940)
   Accumulated deficit .........................................................    (31,624,149)    (29,531,402)
                                                                                   ------------    ------------
    Total stockholders' equity .................................................      5,888,528       2,173,086
                                                                                   ------------    ------------
    Total liabilities and stockholders' equity .................................   $  6,805,782    $  2,829,992
                                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                            SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED

                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                                 2003            2002            2003            2002
                                                             ------------    ------------    ------------    ------------

Revenues
     Research and development contracts ..................   $    243,530    $    139,319    $    448,674    $    139,319
                                                             ------------    ------------    ------------    ------------

Operating expenses
     General and administrative ..........................        748,476         668,162       1,308,784       1,008,760
     Research and development ............................        642,744         413,630       1,120,243         770,603
     Patent preparation fees .............................         66,174          18,169         122,106          45,414
                                                             ------------    ------------    ------------    ------------
       Total operating expenses ..........................      1,457,394       1,099,961       2,551,133       1,824,777
                                                             ------------    ------------    ------------    ------------

       Operating loss ....................................     (1,213,864)       (960,642)     (2,102,459)     (1,685,458)

Interest income, net .....................................          3,355           9,255           9,712          21,775

                                                             ------------    ------------    ------------    ------------
       Net loss ..........................................   $ (1,210,509)   $   (951,387)   $ (2,092,747)   $ (1,663,683)
                                                             ============    ============    ============    ============

Weighted average shares outstanding: basic and diluted ...     14,201,723      10,140,053      13,725,091      10,083,998
                                                             ============    ============    ============    ============
Net loss per share: basic and diluted ....................   $      (0.09)   $      (0.09)   $      (0.15)   $      (0.16)
                                                             ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

                                                                    Six months ended
                                                                        June 30,
                                                                  2003            2002
                                                              ------------    ------------

Cash flows from operating activities:
  Net loss                                                    $ (2,092,747)   $ (1,663,683)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Bad debt expense                                                14,000              --
    Depreciation                                                   172,900         156,446
    Amortization of intangible assets                               66,796              --
    Stock, options & warrant compensation                            1,375          62,513
    Changes in assets and liabilities:
      Accounts receivable                                          (48,596)       (101,148)
      Prepaid expenses                                              28,875          60,874
      Other assets                                                  (5,416)         16,852
      Accounts payable and accrued expenses                       (663,617)        298,008
                                                              ------------    ------------

      Net cash used in operating activities                     (2,526,430)     (1,170,138)
                                                              ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                            (178,209)        (34,857)
                                                              ------------    ------------

      Net cash flow used in investing activities                  (178,209)        (34,857)
                                                              ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                     1,350,000              --
  Receipts of stock subscriptions outstanding                      791,940              --
  Proceeds from exercise of options                                     --             562
  Principal payments on capital lease obligations                  (11,206)        (99,539)
                                                              ------------    ------------

      Net cash provided from (used in) financing activities      2,130,734         (98,977)
                                                              ------------    ------------

Net decrease in cash and cash equivalents                         (573,905)     (1,303,972)
Cash and cash equivalents at beginning of period                 2,069,004       3,148,160
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $  1,495,099    $  1,844,188
                                                              ============    ============

Supplemental information of business acquired
  Fair value of assets acquired:
      Equipment                                               $     27,711
      Intangible assets                                          3,639,000
      Goodwill                                                     933,334
  Less, liabilities assumed and non-cash consideration:
      Current liabilities                                         (529,142)
      Stock issued                                              (3,409,000)
      Stock options and warrants issued                           (255,873)
      Accrued acquisition costs                                   (406,030)
Non cash supplemental information:
  Conversion of preferred stock to common stock               $    371,008

   The accompanying notes are an integral part of these financial statements.

Notes to the June 30, 2003 Financial Statements
--------------------------------------------------------------------------------

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

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2003.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations into the first quarter 2004. The Company does not have commercial biomedical products, and does not expect to have such for several years, if at all. In addition, the Company acquired Plexus Vaccine Inc. ("Plexus") in May 2003, which will require additional cash flows to integrate the combined companies. The Company believes that it will need additional funds to complete the development of its biomedical products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern beyond March 31, 2004. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. In the event that the Company is unable to raise additional funds, planned operations will need to be scaled back or discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements as amended by SAB 101A and 101B ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101 the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. Milestones, which generally are related to substantial scientific or technical achievement, are recognized in revenue when the milestone is accomplished.

Business Combinations, Goodwill and Intangible Assets

The Company accounts for business combinations in accordance with the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). SFAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill.

The Company accounts for goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment testing required under SFAS 142 requires management to make assumptions and judgments regarding the estimated fair value of the Company's goodwill. Such assumptions include the present value discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

The Company accounts for long-lived assets such as non-compete agreements and research contracts in accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. Changes in events or circumstances impacting long-lived assets include, but are not limited to, cancellations or terminations of research contracts or pending government research grants.

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

Accounting for stock based compensation

The Company has adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As provided for by SFAS 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure, an amendment to FASB Statement No. 123."

Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                              Three Months Ended            Six Months Ended
                                                   June 30,                      June 30,
                                             2003           2002           2003           2002

Net loss, as reported                    ($1,210,509)   ($  951,387)   ($2,092,747)   ($1,663,683)
                                         ===========    ===========    ===========    ===========
Add: Stock-based employee compensation
expense recorded under APB No. 25                 --    $    12,311             --    $    24,622
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards      (480,259)       (38,471)      (503,004)       (76,942)
                                         -----------    -----------    -----------    -----------
Pro forma net loss                       ($1,690,768)   ($  977,547)   ($2,595,751)   ($1,716,003)
                                         ===========    ===========    ===========    ===========

Net loss per share:
     Basic and diluted -as reported      $     (0.09)   $     (0.09)   $     (0.15)   $     (0.16)
                                         ===========    ===========    ===========    ===========
     Basic and diluted -pro forma        $     (0.12)   $     (0.10)   $     (0.19)   $     (0.17)
                                         ===========    ===========    ===========    ===========

The fair value of the options granted to employees during 2003 and 2002 ranged from $0.42 to $2.08 on the date of the respective grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for 2003 and 2002: no dividend yield, expected volatility of 100%, risk free interest rates of 2.42%-4.50% and an expected term of 3 to 5 years.

3. Business Acquisition

On May 23, 2003, the Company acquired substantially all of the assets of Plexus and assumed certain liabilities in exchange for 1,950,000 shares of the Company's common stock and 190,950 of the Company's options and warrants at an exercise price of $1.62 per share. Plexus is a structure-based rational vaccine design and development company directed toward the convergence of structural biology, pharmacogenomics and molecular immunology. Plexus is employing its technologies to formulate and test a vaccine candidate for severe acute respiratory syndrome, or "SARS". The Company believes that the premium paid broadens the Company's capabilities in biological warfare defense research. Combined, the Company has potential for significant discoveries of vaccines and pharmaceutical agents to fight emerging pathogens. The results of operations of Plexus from May 23, 2003 through June 30, 2003 have been included in the statement of operations of the combined entity.

In determining the non-cash purchase price of Plexus, the equity consideration has been calculated based on Emerging Issues Task Force ("EITF") 99-12, "Accounting for Formula Arrangements under EITF 95-19". For this calculation, the Company used the average market price for a few days before and after May 14, 2003. Based on EITF 99-12, the value of the common stock issued was approximately $3,409,000. The value attributed to the options and warrants exchanged was approximately $255,873. In addition, loans made to Plexus, payments made on behalf Plexus prior to the asset purchase agreement and costs incurred for the transaction amounted to $406,030. The preliminary valuation of the intangible assets is detailed below.

The allocation of the total purchase price of $4,070,903 is as follows:

                                Useful life        Fair Value

Purchase Price                                    $ 4,070,903
Add:
  Equipment, net                3 - 7 years           (27,711)
  Liabilities assumed               N/A               529,142
                                                  -----------
Total Intangible Value                            $ 4,572,334
Less:
Acquired technology              10 years         $ 2,191,000
Contracts and grants            3 1/2 years           741,000
Covenant not to compete         3 1/2 years           707,000
                                                  -----------
Goodwill                        Indefinite            933,334
                                                  ===========

Selected Unaudited Pro Forma Financial Information

The Company has prepared a condensed pro forma statement of operations in accordance with SFAS 141, for the three and six month periods ended June 30, 2003 and 2002 as if Plexus were part of the Company as of January 1, 2003 and 2002, respectively.

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                           2003            2002            2003            2002
                                                       ------------    ------------    ------------    ------------

Revenues                                               $    273,212    $    167,828    $    543,456    $    171,819

Net loss                                               $ (1,702,421)   $ (1,548,364)   $ (4,400,995)   $ (2,740,694)

Net loss per common share - basic and diluted          $      (0.11)   $      (0.13)   $      (0.29)   $      (0.25)
                                                       ============    ============    ============    ============

Weighted average number of common shares outstanding     15,337,437      12,046,696      15,265,698      11,037,569
                                                       ============    ============    ============    ============

4. Private Placement Offering

In June 2003, the Company raised gross proceeds of $1.5 million in a private offering for 1,250,000 shares of common stock. In connection with the offering the Company issued 625,000 warrants to purchase shares of the Company's common stock to placement agents. Each of the warrants are exercisable at a price of $2.00 per share and have a term of five years.

5. Conversion of Preferred Shares and Earnings Per Share

During the first six months ended June 30, 2003, certain preferred shareholders converted 353,185 Series A convertible preferred stock into 353,185 shares of common stock.

The Company computes, presents and discloses earnings per share in accordance with SFAS 128 "Earnings Per Share" ("EPS") which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income available to common stock by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares. Due to the Company's net loss for the three-month and six-month periods ended June 30, 2003 and 2002, all outstanding stock options are considered to be anti-dilutive.

6. Subsequent Events

In August 2003, the Company received $1.0 million from an investor in exchange for 694,444 shares of the Company's common stock at a price of $1.44 per share and warrants to purchase an additional 347,222 shares of the Company's common stock at an exercise price of $2.00 per share. In addition, the investor was granted an option, exercisable through October 13, 2003, to invest up to an additional $9.0 million in the Company on the same terms.

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

Overview

      Since our inception in December 1995 we have been principally engaged in the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as smallpox. The effort to develop a drug for smallpox is being aided by a $1.6 million contract with the U.S. Army which was entered into in December 2002.

      We are developing technology for the mucosal delivery of our vaccines to activate the immune system at the mucus lined surfaces of the body, the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts, the sites of entry for most infectious agents. Our anti-infectives programs are aimed at the increasingly serious problem of drug resistance, and they are designed to block the ability of infectious agents to attach to human tissue, the first step in the infection process. In May 2003, we signed a Definitive Asset Purchase Agreement to acquire substantially all the assets of Plexus Vaccine, Inc. ("Plexus"). Plexus is a bioinformatics company that develops vaccines using its proprietary technology. The acquisition will expand our capabilities in biological warfare defense research and allow for the development of vaccines for smallpox, anthrax, plague, botulism and other biological pathogens. The acquisition will also facilitate development of vaccines for traditional human health targets such as tuberculosis and HCV. This transaction will have an impact on our cash flows based on our ability to integrate the combined companies.

      In June 2003 we received net proceeds of $1,350,000 from the completion of a private placement of 1,250,000 shares of our common stock. In connection with the shares issued, we issued 625,000 warrants to the investors to purchase common stock at an initial exercise price of $2.00 per share.

      In August 2003 we entered into an agreement with a private investor whereby the investor or its permitted assignees would have the option to invest up to $10.0 million in our company. Net proceeds of $1,000,000 were received in August 2003 in exchange for 694,444 shares of our common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of common stock. The warrants have an initial exercise price of $2.00 per share and have a term of seven years. The investor or its permitted assignees have an option, exercisable through October 13, 2003, to invest up to an additional $9,000,000 in SIGA on the same terms.

      We do not have commercial biomedical products, and we do not expect to have such products for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds to support operations into the first quarter of 2004.

      Our biotechnology operations are run out of our research facility in Corvallis, Oregon and and our bioinformatics activities are carried out at our offices in San Diego, California. We continue to seek to fund a major portion of our ongoing vaccine and antibiotic programs through a combination of government grants and strategic alliances. While we have had success in obtaining strategic alliances and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

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

Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101 the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. Milestones, which generally are related to substantial scientific or technical achievement, are recognized in revenue when the milestone is accomplished.

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

Business Combinations, Goodwill and Intangible Assets

      We account for business combinations in accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill.

      We account for goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment testing required under SFAS 142 requires management to make assumptions and judgments regarding the estimated fair value of the Company's goodwill. Such assumptions include the present value discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

      We account for long-lived assets such as non-compete agreements and research contracts in accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset to its fair value. Changes in events or circumstances to long-lived assets include cancellations or terminations of research contracts or pending government research grants.

Off-Balance Sheet Arrangements

      SIGA does not have any off-balance sheet arrangements.

Contractual obligations and commercial commitments

      The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

                Year ended December 31,

                            2003          $ 91,765
                            2004           193,237
                            2005            86,398
                            2006            87,737
                            2007            94,921
                      Thereafter            19,416
                                         ---------
                      Total              $ 573,474
                                         =========

Results of Operations

Three Months ended June 30, 2003 and June 30, 2002.

      Revenues from grants and research and development contracts were $243,530 for the three months ended June 30, 2003 compared to $139,319 for the three months ended June 30, 2002. The approximate 75% increase is primarily the result of $84,510 of revenue received from work performed under a contract with the U.S. Army to develop a drug for smallpox. The four year contract for $1.6 million began in January 2003. In the current year period we also received $158,840 under a grant from a Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) compared to $64,319 from the same grant for the three months ended June 30, 2002. In the three months ended June 30, 2002 we recognized revenue of $75,000 from Oregon State University for work performed for them; no related revenue was recognized in the current year period.

      General and administrative expenses for the three months ended June 30, 2003 were $748,476, an increase of approximately 12% from an expense of $668,162 for the three months ended June 30, 2002. Consulting expenses for investor relations and marketing increased approximately $170,000 for the three months ended June 30, 2003 from the minimal level incurred in the prior year period. The increase was due to an increased effort to market our programs to agencies of the government as well as professional fees related to various regulatory filings. Payroll expenses increased approximately 22% from $73,559 for the three months ended June 30, 2002 to $90,061 for the three months ended June 30, 2003 as a result of the addition of former Plexus employees to the payroll. These increases were partially offset by a reduction in legal and accounting costs from $455,419 in the prior year quarter to $352,022 for the current year quarter, an approximate 23% decrease, as a result of the prior year quarter having significant legal and accounting costs related to a failed acquisition.

      Research and development expenses increased approximately 55% to $642,744 for the three months ended June 30, 2003 from $413,630 for the same period in 2002. The increase was primarily the result of the Plexus transaction. Payroll increased approximately 92% to $331,315 for the three months ended June 30, 2003 from $172,301 for the prior year period. The increase was the result of adding former Plexus employees as well as increased staffing to service the SBIR grant and the U.S. Army contract. Lab supply expenses increased by approximately 64% from $61,168 for the three months ended June 30, 2002 to slightly more than $100,000 for the three months ended June 30, 2003, as a result of work on the grant and contract. Travel expenses were approximately $32,000 in the period ended June 30, 2003 compared to no expense in the prior year. The increase was the result of travel associated with administering our agreement with TransTech Pharma, Inc. ("TransTech") and integration costs with the Plexus facility.

      All of our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trials. At this stage of development, we can not make estimates of the potential cost for any program to be completed or the time it will take to complete the project. For the three months ended June 30, 2003, approximately 35% of the research and development effort was for the strep vaccine, and 15% was directed at other vaccine research programs. Approximately 20% of the anti-infectives research effort was spent on the DegP antiviral, 20% on the smallpox antiviral and 10% on other anti-infective programs. These percentages are basically unchanged from the three months ended June 30, 2002 other than the additional work on vaccines that are being developed using the assets acquired in the Plexus transaction. As the acquisition of Plexus occurred late in the current reporting period, spending on programs relating to the acquired assets was not material. In future reporting periods, we would expect spending to increase significantly. Additionally, a number of our research programs are being developed in collaboration with TransTech under the agreement signed with them in October 2002. Currently we are working with TransTech on our smallpox and SARS anti-viral products and our DegP broad spectrum anti-biotic. There is a high risk of non-completion of any program because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

      Patent preparation fees for the three months ended June 30, 2003 were $66,174 compared to $18,169 for the three months ended June 30, 2002. The approximate 264% increase was the result of additional expenses associated with patent expenses of Plexus and increased costs related to maintaining patents in certain foreign countries.

      Total operating loss for the three months ended June 30, 2003 was $1,213,964 an approximate 26% increase from the $960,642 loss incurred for the three months ended June 30, 2002. The increase in the loss is the result of higher operating expenses as presented in more detail above, partially offset by increased revenue.

      Interest income, net was $3,355 for the three months ended June 30, 2003 compared to income of $9,255 for the three months ended June 30, 2002. The approximate 64% decrease was the result of lower cash balances in the current year period as well as lower interest rates.

Six Months ended June 30, 2003 and June 30, 2002.

      Revenues from grants and research and development contracts were $448,674 for the six months ended June 30, 2003 compared to $139,319 for the six months ended June 30, 2002, an approximate 222% increase. Revenues for the six months ended June 30, 2003 included revenue of $292,434 under the SBIR grant from the NIH as well as revenue received for work performed under a contract with the U.S. Army to develop a drug for smallpox. The four year contract for $1.6 million began in January 2003. For the six months ended June 30, 2002 we had revenue of $64,319 from the SBIR grant from the NIH and $75,000 from work performed under a contract with Oregon State University.

      General and administrative expenses for the six months ended June 30, 2003 were $1,308,784, an increase of approximately 30% from the prior year period expense of $1,008,760. Consulting expenses for investor relations and marketing expenses were $338,391 for the six months ended June 30, 2003 compared to $70,834 for the six months ended June 30, 2002, an approximate 378% increase. The increase was due to an increased effort to market our programs to agencies of the government as well as professional fees related to various regulatory filings. Payroll expenses increased by approximately $20,000 in the current six month period compared to the six months ended June 30, 2002 as a result of the addition of former Plexus employees to the payroll.

      Research and development expenses increased approximately 45% to $1,120,243 for the six months ended June 30, 2003 from $770,603 for the same period in 2002. Payroll increased from $340,326 for the first six months of 2002 to $579,025 for the six month period of the current year, an increase of approximately 70%. The increase was the result of adding former Plexus employees as well as increased staffing to service the SBIR grant and the U.S. Army contract. Lab supply expenses increased by approximately 86% from $99,564 for the six months ended June 30, 2002 to $185,151 for the six months ended June 30, 2003, as a result of the increased activity associated with the SBIR grant and the U.S. Army contract. Travel expenses were $47,563 for the six month period ended June 30, 2003 compared to no expense in the prior year period. The increase was the result of travel associated with administering our agreement with TransTech and integration costs with the Plexus facility.

      All of our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trials. At this stage of development, we can not make estimates of the potential cost for any program to be completed or the time it will take to complete the project. For the six months ended June 30, 2003, approximately 35% of the development effort was for the strep vaccine, and 15% was directed at other vaccine research programs. Approximately 20% of the research effort was spent on the DegP antiviral, 20% on the smallpox antiviral and 10% on other anti-infective programs. These percentages are basically unchanged from the six months ended June 30, 2002 other than the additional work on vaccines that are being developed using the assets acquired in the Plexus transaction. As the acquisition of Plexus occurred late in the current reporting period, spending on Plexus's programs was not material. In future periods, we would expect spending to increase significantly. Additionally, a number of our research programs are being developed in collaboration with TransTech under the Agreement signed with them in October 2002. Currently we are working with TransTech on our smallpox and SARS anti-viral products and our DegP broad spectrum anti-biotic. There is a high risk of non-completion of any program because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we can not be certain if they will ever occur.

      Patent preparation fees for the six months ended June 30, 2003 were $122,106 compared to $45,414 for the six months ended June 30, 2002. The approximate 169% increase was the result of additional expenses associated with patent expenses of Plexus and increased costs related to maintaining patents in certain foreign countries.

      Total operating loss for the six months ended June 30, 2003 was $2,102,459 an approximate 25% increase from the $1,685,458 loss incurred for the six months ended June 30, 2002. The increase in the loss is the result of higher operating expenses as presented in more detail above partially offset by increased revenue.

      Interest income, net was $9,712 for the six months ended June 30, 2003 compared to income of $21,775 for the six months ended June 30, 2002. The approximate 55% decrease was the result of lower cash balances in the current year period as well as lower interest rates.

Liquidity and Capital Resources

      As of June 30, 2003, we had $1,495,099 in cash and cash equivalents.

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

      In May 2003, we acquired substantially all of the assets of Plexus in exchange for 1,950,000 shares of our common stock and the assumption of certain liabilities, including promissory notes for loans we previously made to Plexus for $50,000 and $20,000.

      In June 2003, the Company raised gross proceeds of $1.5 million in a private offering for 1,250,000 shares of common stock. In connection with the offering the Company issued 625,000 warrants to purchase shares of the Company's common stock to placement agents. The warrants are exercisable at a price of $2.00 per share and have a term of five years.

      In August 2003 we entered into an agreement with a private investor whereby the investor or its permitted assignees would have the option to invest up to $10.0 million in our Company. Net proceeds of $1,000,000 were received in August 2003 in exchange for 694,444 shares of our common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of common stock. The warrants have an initial exercise price of $2.00 per share and have a term of seven years. The investor or its permitted assignees have an option, exercisable through October 13, 2003, to invest up to an additional $9,000,000 in SIGA on the same terms.

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately into the first quarter of 2004. Capital expenditures for the next six months are expected to not be material. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Management believes that current resources will be sufficient to support its planned operations into the first quarter 2004. The Company does not have commercial biomedical products, and does not expect to have such for several years, if at all. In May 2003, we signed a Definitive Purchase Agreement to acquire substantially all of the assets of

Plexus which will require additional cash flows to integrate the combined companies. The Company believes that it will need additional funds to complete the development of its biomedical products. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. In the event that the Company is unable to raise additional funds, planned operations will need to be scaled back or discontinued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3. Controls and Procedures

      The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company's management, including the Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Acting Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

31.1 Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company filed a Current Report of Form 8-K on May 22, 2003 listing items 5 and 7 and a Current Report on Form 8-K on June 9, 2003 listing items 2 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SIGA Technologies, Inc.
                                               (Registrant)


      Date: August 14, 2003            By:/s/Thomas N. Konatich
                                         ----------------------
                                               Thomas N. Konatich
                                               Chief Financial Officer
                                               (Principal Accounting Officer and
                                               Financial Officer and Vice
                                               President, Finance)