Form 10KSB/A
period 2002-12-31
SIGA TECHNOLOGIES INC
filed 2003-09-05
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                (AMENDMENT NO. 1)

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                          (Commission File No. 0-23047)
December 31, 2002

                             SIGA Technologies, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                        13-3864870
     (State or other jurisdiction of                      (IRS Employer Id. No.)
     incorporation or organization)

     420 Lexington Avenue, Suite 601                              10170
              New York, NY                                      (zip code)
(Address of principal executive offices)

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

================================================================================

                             SIGA Technologies, Inc.

                                   Form 10-KSB

                                Table of Contents

                                                                        Page No.

PART I

Item 1.    Business............................................................1

Item 2.    Properties.........................................................14

Item 3.    Legal Proceedings..................................................14

Item 4.    Submission of Matters to a Vote of Security Holders................14

PART II

Item 5.    Market For Registrant's Common Equity and Related
           Stockholder Matters................................................15

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................17

Item 7.    Financial Statements and Supplementary Data........................32

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................32

PART III

Item 9.    Directors and Executive Officers of the Registrant.................33

Item 10.   Executive Compensation.............................................34

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholders Matters........................37

Item 12.   Certain Relationships and Related Transactions.....................39

PART IV

Item 13.   Exhibits, Material Agreements and Reports on Form 8-K..............40

Item 14.   Controls and Procedures............................................45

Item 15.   Principal Accountant Fees and Services.............................45

SIGNATURES....................................................................46

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

Collaborative Research and Licenses

            We have entered into the following license agreements and collaborative research arrangements:

            Rockefeller University. In accordance with an exclusive worldwide license agreement with Rockefeller, we have obtained the right and license to make, use and sell mucosal vaccines based on gram-positive organisms and products for the therapy, prevention and diagnosis of diseases caused by streptococcus, staphylococcus and other organisms. The license covers two issued U.S. patents and one issued European patent, as well as 11 pending U.S. patent applications and corresponding foreign patent applications. The issued United States patents expire in 2005 and 2014, respectively. The agreement generally requires us to pay royalties on sales of products developed from the licensed technologies, and fees on revenues from sublicensees, where applicable, and we are responsible for the costs of filing and prosecuting patent applications. The agreement also requires us to pay 15% of certain milestone payments we receive from Wyeth to Rockefeller, if any, under our collaborative and license agreement with Wyeth. Accordingly, under the agreement, which is our only agreement that requires us to make milestone payments, we could be required to make milestone payments to Rockefeller of up to an aggregate amount of approximately $1.1 million. To date, we have not received any milestone payments from Wyeth that would require us to make a payment to Rockefeller. The primary potential products from this collaboration are the strep vaccine and the broad spectrum antibiotic. Under the agreement, we paid the university approximately $850,000 to support research at Rockefeller. The agreement to fund research has ended and no payments have been made to the university since the year ended December 31, 1999. Under the agreement we are obligated to pay Rockefeller a royalty on net sales by SIGA at rates between 2.5% and 5% depending on product and amount of sales. On sales by any sub-licensee, we will pay Rockefeller a royalty of 15% of anything we receive. The term of the agreement is for the duration of the patents licensed. As we do not currently know when any patents pending or future patents will expire, we cannot at this time determine the term of this agreement. At the end of that term of the agreement, we have the right to continue to practice the then existing technical information as a fully paid, perpetual license. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are current in all our obligations under the agreement.

            Oregon State University. Oregon State University ("OSU") is also a party to our license agreement with Rockefeller whereby we have obtained the right and license to make, use and sell products for the therapy, prevention and diagnosis of diseases caused by streptococcus. Pursuant to a separate research support agreement with OSU, we provided funding for sponsored research through December 31, 1999, with exclusive license rights to all inventions and discoveries resulting from this research. At this time, no additional funding is contemplated under this agreement, however we retain the exclusive licensing rights to the inventions and discoveries that may arise from this collaboration. The term of the agreement is for the duration of the patents licensed. As we do not currently know when any patents pending or future patents will expire, we cannot at this time determine the term of this agreement. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are current in all our obligations under the agreement.

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

            In September 2000, we entered into a subcontract with OSU. The contract is for a project which is targeted towards developing novel antiviral drugs capable of preventing disease and pathology for Smallpox in the event this pathogen were to be used as an agent of bioterrorism. The project is being funded by a grant from the NIH. The basic virology aspects of the project will be conducted at OSU and the drug development will be performed by us under the subcontract. The budget for the subcontract work will be negotiated on a year by year basis with OSU depending on progress of the program and funding available. In the year ended December 31, 2001 we recognized revenue of $15,000. On October 5, 2001 the agreement was extended through August 31, 2002. For the period ended December 31, 2002 we recognized $75,000 in revenue. The agreement was extended again through August 31, 2003. The sub-contract is on a year to year renewal. Through December 31, 2002 we have received a total of $90,000 under the agreement. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are current in all our obligations under the agreement.

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

            Wyeth is obligated to make milestone payments to us as any product developed progresses through the FDA approval process under our agreement with Wyeth, which is the only agreement pursuant to which we are entitled to receive milestone payments. For product developed we could receive up to approximately $13 million in milestone payments for approval of the product in the U.S. and Japan. We would also receive royalty payments of 2% on the first $300,000 of cumulative licensed product sales, 4% on annual sales up to $100 million, 6% on annual sales between $100 million and $250 million and 8% on annual sales above $250 million. The license will expire on the earlier of 10 years or the last to expire issued patent. Wyeth has the right to terminate the agreement early, on ninety days written notice. If terminated early, all rights granted to Wyeth revert to SIGA except with respect to any compound identified by Wyeth as of the date of termination and subject to the milestone and royalty obligations of the agreement.

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

            As part of our operational strategy we routinely submit grants to the NIH. There is no assurance that we will receive additional grants.

            Washington University. In February 1998, we entered into a research collaboration and worldwide license agreement with Washington University pursuant to which we obtained the right and license to make, use and sell antibiotic products based on gram-negative technology for all human and veterinary diagnostic and therapeutic uses. The license covered five pending United States patent applications and corresponding foreign patent applications. The agreement generally required us to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and we were responsible for certain milestone payments and for the costs of filing and prosecuting patent applications. Pursuant to the agreement, we agreed to provide funding to Washington University for sponsored research through February 6, 2001, with exclusive license rights to all inventions and discoveries resulting from this research. During 1999, a dispute arose between the parties regarding their respective performance under the agreement. In February 2000, the parties reached a settlement agreement and mutual release of their obligations under the research collaboration agreement. Under the terms of the settlement, we are released from any further payments to Washington University and have disclaimed any rights to the patents licensed under the original agreement. As part of the settlement agreement, we entered into a non-exclusive license to certain patents covered in the original agreement. SIGA and Washington University will share equally the responsibility for the administration and the expenses for the prosecution of patent applications and /or patents in the agreement. The collaboration is for the gram-negative product opportunity. We will receive licensing revenue from Washington University that derive from the commercialization of products covered by patent rights of the agreement. The royalty will be 20% of the first $400,000 received and 10% of the next $1,000,000 received with a total payment of licensing revenues to us not to exceed $500,000. The term of our agreement with Washington is for the duration of the patents and a number of pending patents. As we do not currently know when any patents pending or future patents will expire, we cannot at this time definitively determine the term of this agreement. The agreement cannot be terminated unless we fail to pay our share of the joint patent costs for the technology licensed. We have currently met all our obligations under this agreement.

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

            Regents of the University of California. In December 2000, we entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California ("Regents"). Under the license agreement we obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. As of December 31, 2001 we have made payments of approximately $25,000 under the license In the event that we sub-license the license, we must pay Regents 15% of all royalty payments made to SIGA. Under the agreement, we will also pay Regents 15% of all royalties received from Wyeth. The agreement applies to the gram positive product opportunity and our collaborative agreement with Wyeth. The term of the agreement is until the expiration of the last-to-expire patent licensed under this agreement. The agreement may be terminated by Regents if we default on any of our obligations, the agreement with Wyeth is terminated and a substitute agreement is not entered into or if we give notice that we do not intend to make product from the licensed technology. We have currently met all our obligations under this agreement.

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

----------------------------------------------------------------------------------------------------------------------------------
                                                     Number
                                                  Exclusively
                                                    Licensed      Number
                        Number         Number      from Univ.   Exclusively                 Number
                      Exclusively  Co-Exclusively      of        Licensed                  Obtained
                       Licensed       Licensed     Copenhagen      from        Number      from the     Number
                         from           with       and Danish     Oregon     Exclusively  Acquisition   Owned
                      Rockefeller    Washington     Technical      State      Licensed     of Plexus      by     Patent Expiration
      PATENTS            Univ.         Univ.       University   University    from UCLA     Vaccine      SIGA          Dates
----------------------------------------------------------------------------------------------------------------------------------
        U.S.               9             6             --           --           --           --          1            2013,
                                                                                                                 2014 (5 patents),
                                                                                                                 2015 (3 patents),
                                                                                                                 2016 (2 patents),
                                                                                                                       2017,
                                                                                                                 2019 (2 patents),
                                                                                                                 2020 (2 patents)
----------------------------------------------------------------------------------------------------------------------------------
     Australia             6             1             --           1            --           --         --      2004, 2009, 2013,
                                                                                                                 2014 (2 patents),
                                                                                                                 2015, 2016,2019
----------------------------------------------------------------------------------------------------------------------------------
       Canada              3            --             --          --            --           --         --      2004, 2010,2019
----------------------------------------------------------------------------------------------------------------------------------
      Germany              1            --             --          --            --           --         --            2009
----------------------------------------------------------------------------------------------------------------------------------
     Hong Kong             1            --             --          --            --           --         --            2009
----------------------------------------------------------------------------------------------------------------------------------
      Hungary              1            --             --          --            --           --         --            2013
----------------------------------------------------------------------------------------------------------------------------------
       Japan               4            --             --          --            --           --         --      2004 (2 patents),
                                                                                                                     2010,2012
----------------------------------------------------------------------------------------------------------------------------------
     Luxembourg            1            --             --          --            --           --         --            2009
----------------------------------------------------------------------------------------------------------------------------------
       Mexico              1            --             --          --            --           --         --            2016
----------------------------------------------------------------------------------------------------------------------------------
    New Zealand            1            --             --          --            --           --         --            2016
----------------------------------------------------------------------------------------------------------------------------------
    Switzerland            2            --             --          --            --           --         --          2004,2010
----------------------------------------------------------------------------------------------------------------------------------

    APPLICATIONS
----------------------------------------------------------------------------------------------------------------
 U.S. applications         2             4             --           1             2            1          1
----------------------------------------------------------------------------------------------------------------
 U.S. provisionals        --            --             --          --            --            2          1
----------------------------------------------------------------------------------------------------------------
Danish provisionals       --            --              4          --            --           --         --
----------------------------------------------------------------------------------------------------------------
        PCT               --            --              1           1            --            1          1
----------------------------------------------------------------------------------------------------------------
     Australia            --             1             --          --            --           --          1
----------------------------------------------------------------------------------------------------------------
       China               1            --             --          --            --           --         --
----------------------------------------------------------------------------------------------------------------
       Canada              3             2             --           1            --           --          1
----------------------------------------------------------------------------------------------------------------
       Europe              2             2             --           1            --           --          1
----------------------------------------------------------------------------------------------------------------
      Finland              1            --             --          --            --           --         --
----------------------------------------------------------------------------------------------------------------
      Hungary              1            --             --          --            --           --         --
----------------------------------------------------------------------------------------------------------------
       Italy               1            --             --          --            --           --         --
----------------------------------------------------------------------------------------------------------------
       Korea               1            --             --          --            --           --         --
----------------------------------------------------------------------------------------------------------------
       Japan               3             2             --          --            --           --          1
----------------------------------------------------------------------------------------------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders

            At our Annual Meeting of Stockholders held on December 10, 2002, our stockholders re-elected to our board each member of our board of directors and ratified our selection of independent auditors:

            The following nominees were elected to our board of directors upon the following votes:

            Nominee                      Votes For    Votes Against    Abstained
            -------                      ---------    -------------    ---------

            Donald G. Drapkin.......     7,514,929          0              7,890

            Gabriel M. Cerrone......     7,514,929          0              7,890

            Thomas E. Constance.....     7,514,929          0              7,890

            Mehmet C. Oz............     7,410,613          0            112,206

            Eric A. Rose............     7,514,929          0              7,890

            Michael Weiner..........     7,410,613          0            112,206

            Our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2002 by casting 7,508,629 votes in favor of this proposal, 12,150 votes against the proposal and 2,040 abstained.

                                    PART II.

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

                                   Price Range

      2001                                                High             Low
                                                         -------         -------
      First Quarter...........................            $4.09           $1.65
      Second Quarter..........................            $4.24           $1.75
      Third Quarter...........................            $4.05           $2.29
      Fourth Quarter..........................            $4.00           $2.03

      2002                                                High             Low
                                                         -------         -------
      First Quarter...........................            $2.85           $2.10
      Second Quarter..........................            $2.53           $1.05
      Third Quarter...........................            $1.39           $0.81
      Fourth Quarter..........................            $1.87           $0.71

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

            Research and development expenses increased approximately 2% to $1,766,368 for the twelve months ended December 31, 2002 from $1,733,188 for the same period in 2001. Approximately 35% of expenses were for the Strep vaccine program for both the twelve months ended December 31 2002 and the twelve months ended December 31, 2001. For the twelve months ended December 31, 2002 spending on the development of the smallpox antiviral product accounted for approximately 20% of the research and development expenses compared to 10% for the prior year period. Research and development expenses for the DegP anti-infective accounted for 20% of the expenses for both twelve month periods. Spending on other anti-infective products declined to 10% of research and development expenses for the twelve months ended December 31, 2002, compared to 20% for the prior year period. Research on other vaccine products was 15% of spending for both twelve month periods. We estimate that since our inception, of the total amount of $13,775,444 spent on research and development, we spent approximately $4.8 million on our Strep vaccine program, approximately $2.1 million on the gram positive product that is licensed to Wyeth, approximately $1.7 million on the DegP broad spectrum antibiotic and approximately $1.5 million on the smallpox antiviral product. In addition, approximately $1.3 million of expense was incurred in connection with a discontinued project in 2000. The remaining amount of expenses were spent on a variety of smaller research programs.

            The risk of failure to complete any program is high, as each is in the relatively early stage of development. Products for the biological warfare defense market, such as the smallpox anti-viral, could be available for sale in two to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of this program to increase as the potential products enter animal studies and safety testing. Funds for future development will be partially paid for by the contract we have with the U.S. Army, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products would slow or possibly be suspended. The clinical trials for our Strep vaccine through Phase II are being funded under an agreement with the NIH. The time to market for this product should be several years from now because of the nature of the FDA requirements for approval of a pediatric vaccine. We expect to fund the development of the Strep vaccine beyond the Phase II clinical trials through a corporate collaboration or from additional funding from debt or equity financings. We do not yet have a corporate partner for this product and there is no assurance that we will ever have one or that we will be able to raise the funds needed to go forward. If the funding is not available or the clinical trials are not successful, the program could be delayed or cancelled. We believe this product program is on schedule. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

            Patent preparation expense for the twelve months ended December 31, 2002 were $104,700 compared to $117,264 for the twelve months ended December 31, 2001. The $12,564, or approximately 11%, decrease does not reflect any significant change in our patent preparation activities.

            Total operating loss for the twelve months ended December 31, 2002 was $3,365,088 an approximate 3% increase from the $3,261,821 loss incurred for the twelve months ended December 31, 2001. The increase in the loss is the result of lower revenue recognition in the 2002 period, offset by the reduction in operating expenses.

            Net interest income was $34,061 for the twelve months ended December 31, 2002 compared to interest expense of $192,679 for the twelve months ended WDecember 31, 2001. The improvement is a result of the conversion of the remainder of the $1,500,000 principle amount of the 6% convertible debenture and accrued interest during the twelve months ended December 31, 2001.

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

2001
     ($ in 000's)                             Q1         Q2         Q3         Q4
                                           -------    -------    -------    -------
     Revenue ............................  $   305    $   683    $   158    $    15
       G&A ..............................  $    65    $   635    $ 1,259    $   611
          % of Revenue ..................       21%        93%       797%     4,073%
     R&D ................................  $   431    $   429    $   498    $   376
       % of Revenue .....................      141%        63%       315%     2,507%
     Patent Prep. Costs .................  $    18    $    63    $   (11)   $    47
       % of Revenue .....................        6%         9%        (7)%      313%
     Operating Loss .....................  $   209    $   445    $ 1,588    $ 1,019
       %of Revenue ......................       69%        65%     1,005%     6,793%
     Net Loss ...........................  $   368    $   520    $ 1,591    $ 1,251
       % of Revenue .....................      121%        76%     1,007%     8,340%
     Basic and diluted loss per share ...    (0.05)     (0.07)     (0.19)     (0.13)

2002
     ($ in 000's)                             Q1         Q2         Q3         Q4
                                           -------    -------    -------    -------
     Revenue ............................  $     0    $   139    $    90    $   115
       G&A ..............................  $   341    $   668    $   273    $   556
          % of Revenue ..................       NA        480%       305%       483%
     R&D ................................  $   357    $   414    $   424    $   571
       % of Revenue .....................       NA        297%       472%       497%
     Patent Prep. Costs .................  $    27    $    18    $    27    $    33
       % of Revenue .....................       NA         13%        30%        29%
     Operating Loss .....................  $   725    $   961    $   634    $ 1,045
       % of Revenue .....................       NA        689%       704%       909%
     Net Loss ...........................  $   712    $   951    $   630    $ 1,038
       % of Revenue .....................       NA        683%       700%       902%
     Basic and diluted loss per share ...    (0.07)     (0.09)     (0.06)     (0.10)

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

            We incurred net losses of approximately $3.3 million and approximately $3.7 million for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and December 31, 2001, our accumulated deficit was approximately $29.5 million and approximately $26.2 million, respectively. We expect to continue to incur significant operating expenditures. However we do not foresee significant capital expenditures in the near future, other than as discussed herein. We will need to generate significant revenues to achieve and maintain profitability.

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

            We continue to be dependent on our ability to raise money in the equity markets. There is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional equity funds, we may be forced to discontinue or cease certain operations. We currently have sufficient operating capital to finance our operations into approximately the first quarter of 2004. Our annual operating needs vary from year to year depending upon the amount of revenue generated through grants and licenses and the amount of projects we undertake, as well as the amount of resources we expend, in connection with acquisitions all of which may materially differ from year to year and may adversely affect our business.

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

            The following table presents the high and low bid range of our stock for the past eight quarters.

                                    Bid Range

      2001                                                High             Low
                                                         -------         -------
      First Quarter..............................         $4.88           $1.62
      Second Quarter.............................         $4.48           $1.62
      Third Quarter..............................         $4.05           $2.24
      Fourth Quarter.............................         $5.21           $1.91

      2002                                                High             Low
                                                         -------         -------
      First Quarter..............................         $2.89           $2.01
      Second Quarter.............................         $2.63           $0.81
      Third Quarter..............................         $1.39           $0.65
      Fourth Quarter.............................         $2.15           $0.65

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

            Until and unless we successfully make a product, our ability to generate revenues will largely depend on our ability to enter into additional collaborative and license agreements with third parties and maintain the agreements we currently have in place. Substantially all of our revenues for the years ended December 31, 2002 and 2001, respectively, were derived from revenues related to collaborative and license agreements. We will receive little or no revenues under our collaborative agreements if our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early. Additionally, if we do not enter into new collaborative agreements, we will not receive future revenues from new sources. Our future revenue is substantially dependent on the continuing grant and contract work being performed for the NIH which expires in May 2004 and the U.S. Army which expires at the end of December 2007. These agreements are for specific work to be performed under the agreements and could only be canceled by the other party thereto for non-performance by the other party thereto.

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

            We have material agreements with the following collaborators:

            o The Rockefeller University. The term of our agreement with Rockefeller is for the duration of the patents and a number of pending patents. As we do not currently know when any patents pending or future patents will expire, we cannot at this time definitively determine the term of this agreement. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are current in all obligations under the contract.

            o Oregon State University ("OSU"). We have two agreements with OSU. OSU is a signatory of our agreement with Rockefeller. The term of this agreement is for the duration of the patents and a number of pending patents. As we do not currently know when any patents pending or future patents will expire, we cannot at this time definitively determine the term of this agreement. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are current in all obligations under the contract. We have also entered into a sub-contract agreement with OSU for us to perform work under a grant OSU has from the NIH. The sub-contract agreement is renewable annually and the current terms expire on August 31, 2003. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are current in all our obligations under the sub-contract agreement.

            o Wyeth. Our license agreement expires on the earlier of June 30, 2007 or the last to expire patent that we have sub-licensed to them. Wyeth has the right to terminate the agreement on 90 days written notice. If terminated, all rights granted to Wyeth will revert to us, except for any compound identified by Wyeth prior to the date of termination and subject to the milestones and royalty obligations of the agreement.

            o National Institutes of Health. Under our collaborative agreement with the NIH, it is required to conduct and pay for the clinical trials of our strep vaccine product through phase II human trials. The NIH can terminate the agreement on 60 days written notice. If terminated, we receive copies of all data, reports and other information related to the trials. If terminated, we would have to find another source of funds to continue to conduct the trials. We are party to another collaborative agreement with the NIH under which we received a grant for approximately $865,000. The term of this agreement expires in May 2004. We are paid as the work is performed and the agreement can be cancelled for non-performance. We are current in all our obligations under this agreement.

            o Washington University. We have licensed certain technology from Washington under a non-exclusive license agreement. The term of our agreement with Washington is for the duration of the patents and a number of pending patents. As we do not currently know when any patents pending or future patents will expire, we cannot at this time definitively determine the term of this agreement. The agreement cannot be terminated unless we fail to pay our share of the joint patent costs for the technology licensed. We have currently met all our obligations under this agreement.

            o Regents of the University of California. We have licensed certain technology from Regents under an exclusive license agreement. We are required to pay minimum royalties under this agreement. This agreement is related to our agreement with Wyeth and expires at the same time as that agreement. It can be cancelled earlier if we default on our obligations or if Wyeth cancels its agreement with SIGA and we are not able to find a replacement for Wyeth. We have currently met all our obligations under this agreement.

            o TransTech Pharma, Inc. Under our collaborative agreement with TransTech, TransTech is required to collaborate with us on the discovery, optimization and development of lead compounds to therapeutic agents. We and TransTech have agreed to share the costs of development and revenues generated from licensing and profits from any commercialized product sales. The agreement will be in effect until terminated by the parties or upon cessation of research or sales of all products developed under the agreement. We are current in all obligations under this agreement.

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

            We have licensed the rights to nine issued United States patents, six issued Austrailan patents, four issued Japanese patents, and three issued Canadian patents. These patents have varying lives and they are related to the technology licensed from Rockefeller University for the strep and gram positive products. We have two additional patent applications in the U.S., three applications in Canada, three applications in Japan, and two applications in Europe relating to this technology. We are joint owner with Washington University of six issued patents in the U.S. and one issued patent in Australia. In addition, there are four co-owned patent applications in the U.S., two in Canada, two in Japan, and two in Europe. These patents are for the technology used for the gram-negative product opportunities. We are also exclusive owner of one U.S. patent. Furthermore, there is one U.S. patent application and one European application. These patents relate to our DegP product opportunities.

--------------------------------------------------------------------------------------------------------------------------------
                                                  Number
                                                Exclusively
                                                 Licensed      Number
                     Number        Number       from Univ.   Exclusively                 Number
                  Exclusively  Co-Exclusively       of        Licensed                  Obtained
                    Licensed      Licensed      Copenhagen      from        Number      from the
                      from          with        and Danish     Oregon     Exclusively  Acquisition   Number
                  Rockefeller    Washington      Technical      State      Licensed     of Plexus   Owned by   Patent Expiration
    PATENTS          Univ.          Univ.       University   University    from UCLA     Vaccine      SIGA           Dates
--------------------------------------------------------------------------------------------------------------------------------
      U.S.             9             6             --           --           --            --           1            2013,
                                                                                                               2014 (5 patents),
                                                                                                               2015 (3 patents),
                                                                                                               2016 (2 patents),
                                                                                                                     2017,
                                                                                                               2019 (2 patents),
                                                                                                               2020 (2 patents)
--------------------------------------------------------------------------------------------------------------------------------
   Australia           6             1             --            1           --            --          --      2004, 2009, 2013,
                                                                                                               2014 (2 patents),
                                                                                                               2015, 2016,2019
--------------------------------------------------------------------------------------------------------------------------------
     Canada            3            --             --           --           --            --          --       2004, 2010,2019
--------------------------------------------------------------------------------------------------------------------------------
    Germany            1            --             --           --           --            --          --            2009
--------------------------------------------------------------------------------------------------------------------------------
   Hong Kong           1            --             --           --           --            --          --            2009
--------------------------------------------------------------------------------------------------------------------------------
    Hungary            1            --             --           --           --            --          --            2013
--------------------------------------------------------------------------------------------------------------------------------
     Japan             4            --             --           --           --            --          --      2004 (2 patents),
                                                                                                                   2010,2012
--------------------------------------------------------------------------------------------------------------------------------
   Luxembourg          1            --             --           --           --            --          --            2009
--------------------------------------------------------------------------------------------------------------------------------
     Mexico            1            --             --           --           --            --          --            2016
--------------------------------------------------------------------------------------------------------------------------------
  New Zealand          1            --             --           --           --            --          --            2016
--------------------------------------------------------------------------------------------------------------------------------
  Switzerland          2            --             --           --           --            --          --         2004, 2010
--------------------------------------------------------------------------------------------------------------------------------

                                                         Number
                                                       Exclusively
                                                        Licensed       Number
                          Number          Number       from Univ.    Exclusively                   Number
                        Exclusively   Co-Exclusively       of         Licensed                    Obtained
                          Licensed       Licensed      Copenhagen       from         Number       from the
                           from           with         and Danish      Oregon      Exclusively   Acquisition    Number
                        Rockefeller     Washington     Technical       State        Licensed      of Plexus    Owned by
 PATENT APPLICATIONS        Univ.         Univ.        University    University     from UCLA      Vaccine       SIGA
-----------------------------------------------------------------------------------------------------------------------
  U.S. applications          2              4                             1             2             1            1
-----------------------------------------------------------------------------------------------------------------------
  U.S. provisionals         --             --              --            --            --             2            1
-----------------------------------------------------------------------------------------------------------------------
 Danish provisionals        --             --               4            --            --            --           --
-----------------------------------------------------------------------------------------------------------------------
         PCT                --             --               1             1            --             1            1
-----------------------------------------------------------------------------------------------------------------------
      Australia             --              1              --            --            --            --            1
-----------------------------------------------------------------------------------------------------------------------
        China                1             --              --            --            --            --           --
-----------------------------------------------------------------------------------------------------------------------
        Canada               3              2              --             1            --            --            1
-----------------------------------------------------------------------------------------------------------------------
        Europe               2              2              --             1            --            --            1
-----------------------------------------------------------------------------------------------------------------------
       Finland               1             --              --            --            --            --           --
-----------------------------------------------------------------------------------------------------------------------
       Hungary               1             --              --            --            --            --           --
-----------------------------------------------------------------------------------------------------------------------
        Italy                1             --              --            --            --            --           --
-----------------------------------------------------------------------------------------------------------------------
        Korea                1             --              --            --            --            --           --
-----------------------------------------------------------------------------------------------------------------------
        Japan                3              2              --            --            --            --            1
-----------------------------------------------------------------------------------------------------------------------

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

            We are highly dependent on Dr. Dennis Hruby, our Chief Scientific Officer. We currently have an employment agreement which expires on December 31, 2005 with Dr. Hruby who we consider to be a "key employee." The loss of his services prior to the termination of his employment agreement would have a material adverse effect on our business. We do not maintain a key person life insurance policy on the life of any employee.

            Our future success also will depend in part on the continued service of our key scientific, software, bioinformatics and management personnel and our ability to identify, hire and retain additional personnel, including, when we have a product for commercialization, customer service, marketing and sales staff. We experience intense competition for qualified personnel. We may not be able to continue to attract and retain personnel necessary to develop our business.

Our activities involve hazardous materials and may subject us to environmental regulatory liabilities.

            Our biopharmaceutical research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources. The research and development activities of our company do not produce any unusual hazardous products. We do use small amounts of 32P, 35S and 3H, which are stored used and disposed of in accordance with Nuclear Regulatory Commission ("NRC") regulations. We maintain liability insurance in the amount of approximately $3,000,000 and we believe this should be sufficient to cover any contingent losses.

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

The manufacture of genetically engineered commensals is a time-consuming and complex process which may delay or prevent commercialization of our products, or may prevent our ability to produce an adequate volume for the successful commercialization of our products.

            Although our management believes that we have the ability to acquire or produce quantities of genetically engineered commensals sufficient to support our present needs for research and our projected needs for our initial clinical development programs, management believes that improvements in our manufacturing technology will be required to enable us to meet the volume and cost requirements needed for certain commercial applications of commensal products. Products based on commensals have never been manufactured on a commercial scale. The manufacture of all of our products will be subject to current GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that we will be able to manufacture products, or have products manufactured for us, in a timely fashion at acceptable quality and prices, that we or third party manufacturers can comply with GMP or that we or third party manufacturers will be able to manufacture an adequate supply of product.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Name                        Age       Position
----                        ---       --------
Donald G. Drapkin           55        Chairman of the Board
Thomas N. Konatich          57        Acting Chief Executive Officer, Chief
                                      Financial Officer, Secretary and Treasurer
Dennis E. Hruby, Ph.D.      51        Chief Scientific Officer
Gabriel M. Cerrone          31        Director
Thomas E. Constance         66        Director
Mehmet C. Oz, M.D.          41        Director
Eric A. Rose, M.D.          51        Director
Michael Weiner, M.D.        56        Director

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

                           Summary Compensation Table

                                                                Annual Compensation
                                                     ---------------------------------------------
                                                                                    Long-Term
                                                                                   Compensation
                                                                 Other Annual       Securities
                                                                 Compensation   Underlying Options
                                                                 ------------   ------------------
Name and Principal Position                  Year    Salary ($)      ($)                (#)
---------------------------                 ------   ----------  ------------   ------------------

Thomas N. Konatich,                          2002     188,333         --              200,000
   Chief Financial Officer and Acting CEO    2001     177,542         --                   --
                                             2000     170,000         --              100,000

Dennis E. Hruby                              2002     195,000         --              300,000
   Chief Scientific Officer                  2001     196,055         --                   --
                                             2000     170,000         --              125,000

Option Grants for the Year Ended December 31, 2002

            The following table sets forth grants of stock options during the year ended December 31, 2002 to anyone who served as Chief Executive Officer during the year. The exercise price at the time of the grant was equal to or above the fair market value at the time of the grant.

                               Common Stock      % of Total       Exercise
                                Underlying     Options Granted    Price Per    Expiration
Name                          Options Granted   to Employees        Share         Date
----                          ---------------  ---------------    ---------    ----------
Thomas N. Konatich.........       200,000           25.7%           $2.50       11/15/12
Dennis E. Hruby............       300,000           38.6%           $2.50       10/15/12

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

            The following table provides certain summary information concerning stock options held as of December 31, 2002 by SIGA's Chief Executive Officer and its two most highly compensated executive officers, other than its Chief Executive Officer. No options were exercised during fiscal 2002 by any of the officers.

                                                              Value of Unexercised
                        Number of Securities Underlying        In-The-Money Options
                            Unexercised Options #          at Fiscal Year-End ($) (1)
                        -------------------------------   -----------------------------
Name                     Exercisable     Unexercisable    Exercisable     Unexercisable
----                    -------------   ---------------   -----------     -------------
Thomas N. Konatich         288,750          106,250            0                0
Dennis Hruby               250,000          225,000            0                0

----------
(1) Based upon the closing price on December 31, 2002 as reported on the Nasdaq SmallCap Market and the exercise price per option.

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

-----------------------------------------------------------------------------------------------
                                                               Estimated Future Payouts Under
                                                                Non-Stock Price Based Plans
-----------------------------------------------------------------------------------------------
       (a)                   (b)                 (c)             (d)         (e)         (f)
-----------------------------------------------------------------------------------------------
                          Number of        Performance or
                        Shares, Units    Other Period Until
                       or Other Rights      Maturation of     Threshold     Target     Maximum
       Name                  (#)               Payout          ($ or #)    ($ or #)    ($ or #)
-----------------------------------------------------------------------------------------------
Donald G. Drapkin         1,125,000            8/15/11            0           0           0
Thomas N. Konatich          300,000           11/15/12            0           0           0
Gabriel Cerrone           1,075,000            8/15/11            0           0           0
Thomas E. Constance         225,000            8/15/11            0           0           0
Mehmet C. Oz, M.D           100,000            8/15/11            0           0           0
Eric A. Rose, M.D.          600,000            8/15/11            0           0           0
Michael Weiner, M.D.        100,000            8/15/11            0           0           0
Dennis E. Hruby             300,000           10/15/12            0           0           0
-----------------------------------------------------------------------------------------------

Employment Contracts and Directors Compensation

Employment Contracts

            Thomas N. Konatich, SIGA's Vice President, Chief Financial Officer, Secretary, Treasurer and Acting Chief Executive Officer, is employed by SIGA under an employment agreement dated April 1, 1998, as amended on January 19, 2000, as amended and restated on October 6, 2000, as amended as of January 31, 2002 and as amended on November 5, 2002. This Agreement expires on September 30, 2004 and is cancelable by SIGA only for cause, as defined in the agreement. Mr. Konatich receives an annual base salary of $210,000. He received options to purchase 95,000 shares of common stock, at $4.44 on April 1, 1998. The options vested on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. On January 19, 2000, he received an additional grant to purchase 100,000 shares at an exercise price of $2.00 per share. These options vest on a pro rata basis each quarter through January 19, 2002. On January 31, 2002, Mr. Konatich was granted an "Incentive Stock Option" to purchase 50,000 shares at an exercise price of $3.94 per share. Such options vest in eight equal quarterly installments beginning on April 20, 2002. On November 5, 2002, Mr. Konatich was granted an Incentive Stock Option to purchase 150,000 shares at an exercise price of $2.50 per share. 75,000 of these options vested immediately and 75,000 options vest on September 1, 2003. Mr. Konatich is also eligible to receive additional stock options and bonuses at the discretion of the Board of Directors.

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

                            Ownership of Common Stock

                                                                   Percentage of     Percentage of
Name and Address of                        Amount of Beneficial    Common Stock      Total Voting
Beneficial Owner (1)                          Ownership (2)         Outstanding    Stock Outstanding
--------------------                       --------------------    -------------   -----------------

Beneficial Holders

Judson Cooper                                1,152,117(3)               8.5%              8.2%

Howard Gittis
35 East 62nd Street
New York, NY 10021                           1,005,902(4)               7.6%              7.4%

Panetta Partners, Ltd.(5)
265 E. 66th St. Suite 16G
New York, NY 10021                             790,472(6)               5.8%              5.7%

Joshua D. Schein                             1,178,517(3)               8.7%              8.4%

                                                                   Percentage of     Percentage of
Name and Address of                        Amount of Beneficial    Common Stock      Total Voting
Beneficial Owner (1)                          Ownership (2)         Outstanding    Stock Outstanding
--------------------                       --------------------    -------------   -----------------

Officers and Directors

Thomas N. Konatich                             395,000(7)               3.0%              2.9%

Dennis E. Hruby                                475,000(7)               3.6%              3.5%

Donald G. Drapkin
35 East 62nd Street
New York, NY 10021                           2,855,058(8)(9)(10)       19.1%             18.6%

Gabriel M. Cerrone(5)
265E. 66th Street, Suite 16G
New York, NY 10021                           1,926,972(6)(11)          13.2%             12.8%

Thomas E. Constance
919 Third Avenue, 41st Floor
New York, NY 10022                             253,467(12)              1.9%              1.9%

Mehmet C. Oz, M.D.
177 Fort Washington Ave
New York, NY 10032                             125,000(13)              1.0%              0.9%

Eric A. Rose, M.D.
122 East 78th Street
New York, NY 10021                             790,090(14)              5.8%              5.6%

Michael Weiner, M.D.
161 Fort Washington Ave.
New York, NY 10032                             125,000(13)              1.0%              0.9%

All Officers and Directors as a group
(eight persons)                              6,945,587(15)             37.1%             36.3%

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

(15)  See footnotes (5), (6), (7), (8), (9), (10), (11), (12), (13) and (14).

Equity Compensation Plan Information

            The following table sets forth certain equity compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders as of December 31, 2002:

----------------------------------------------------------------------------------------------------------
                                                                                            Number of
                                                                                            securities
                                                                                       remaining available
                                                 Number of                             for future issuance
                                              securities to be                             under equity
                                                issued upon                             compensation plans
                                                exercise of        Weighted-average         (excluding
                                                outstanding        exercise price of        securities
                                             options, warrants   outstanding options,  reflected in column
                                                 and rights       warrants and rights          (a))
Plan category                                       (a)                   (b)                  (c)
----------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders (1)......................         5,807,561            $2.52                1,480,314
----------------------------------------------------------------------------------------------------------
Equity compensation plans not approved
by security holders.......................           250,000            $2.00                        0
----------------------------------------------------------------------------------------------------------
Total.....................................         6,057,561            $2.50                1,480,314
----------------------------------------------------------------------------------------------------------

----------
(1) SIGA Technologies, Inc., Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan

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

(a)   Exhibits

Exhibit
No.      Description

3(a) Restated Articles of Incorporation of the Company (Incorporated by reference to Form S-3 Registration Statement of the Company dated May 10, 2000 (No. 333-36682)).

3(b) Bylaws of the Company (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

3(c) Certificate of Designations of Series and Determination of Rights and Preferences of Series A Convertible Preferred Stock of the Company dated July 2, 2001 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

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

10(ww) Small Business Innovation Grant to the Company from the National Institutes of Health dated May 17, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(xx) Research and License Agreement between the Company and TransTech Pharma, Inc. dated October 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31,
            2003).

10(yy) Amendment to Employment Agreement between the Company and Denis Hruby dated October 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(zz) Retainer Agreement between the Company and Saggi Captial, Inc., dated November 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(aaa) Retainer Agreement between the Company and Bridge Ventures, Inc., dated November 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(bbb) Amendment to Employment Agreement between the Company and Thomas N. Konatich, dated November 5, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31,
            2003).

10(ccc) Contract between the Company and the Department of the US Army dated December 12, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(ddd) Contract between the Company and Four Star Group dated February 5, 2003 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

23.1        Consent of Independent Accountants.

31.1 Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 14. Controls and Procedures

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

Item 15. Principal Accountant Fees and Services

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

                                         SIGA TECHNOLOGIES, INC.
                                         (Registrant)


Date: September 5, 2003                    By: /s/ Thomas N. Konatich
                                             --------------------------------
                                             Thomas N. Konatich
                                             Chief Financial Officer & Acting
                                             Chief Executive Officer

            Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title of Capacities                 Date


/s/ Thomas N. Konatich
---------------------------------    Acting Chief Executive Officer
Thomas N. Konatich                   and Chief Financial Officer         September 5, 2003


/s/ Donald G. Drapkin
--------------------------------
Donald G. Drapkin                    Chairman of the Board               September 5, 2003


/s/ Roger Brent, Ph.D.
--------------------------------
Roger Brent, Ph.D.                   Director                            September 5, 2003


/s/ Charles Cantor, Ph.D
--------------------------------
Charles Cantor, Ph.D                 Director                            September 5, 2003


/s/ Thomas E. Constance
--------------------------------
Thomas E. Constance                  Director                            September 5, 2003


/s/ Bernard L. Kasten, Jr., M.D.
--------------------------------
Bernard L. Kasten, Jr., M.D.         Director                            September 5, 2003


/s/ Mehmet C. Oz
--------------------------------
Mehmet C. Oz                         Director                            September 5, 2003


/s/ Eric A. Rose
--------------------------------
Eric A. Rose                         Director                            September 5, 2003


/s/ Michael Weiner
--------------------------------
Michael Weiner                       Director                            September 5, 2003

                             SIGA Technologies, Inc.
                          (A development stage company)
                          Index to Financial Statements

Report of Independent Accountants............................................F-2

Balance Sheets as of December 31, 2002 and 2001..............................F-3

Statement of Operations for the years ended December 31, 2002 and 2001, and for the period from inception through December 31, 2002.............F-4

Statement of Changes in Stockholders' Equity for the period from inception through December 31, 2002.....................................F-5

Statement of Cash Flows for the years ended December 31, 2002 and 2001, and for the period from inception through December 31, 2002............F-14

Notes to Financial Statements...............................................F-16

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


\s\PricewaterhouseCoopers LLP
-----------------------------

New York, New York
February 14, 2003

                             SIGA Technologies, Inc.
                          (A development stage company)
                                 Balance Sheets

                                                                                 December 31,
                                                                             2002            2001
                                                                         ------------    ------------
Assets

Current Assets:
     Cash and cash equivalents .......................................   $  2,069,004    $  3,148,160
     Accounts receivable .............................................         60,151          55,000
     Prepaid expenses ................................................        104,227         153,416
                                                                         ------------    ------------
              Total current assets ...................................      2,233,382       3,356,576

     Equipment, net ..................................................        432,442         703,239
     Other assets ....................................................        164,168         147,873
                                                                         ------------    ------------
              Total assets ...........................................   $  2,829,992    $  4,207,688
                                                                         ============    ============

Liabilities and Stockholders' Equity:

Current liabilities:
     Accounts payable ................................................   $    461,146    $    210,391
     Accrued expenses and other ......................................        184,554         263,616
     Capital lease obligations .......................................         11,206         192,196
                                                                         ------------    ------------
              Total liabilities ......................................        656,906         666,203

Commitments and contingencies

Stockholders' equity:
     Series A convertible preferred stock ($.0001 par value,
         10,000,000 shares authorized, 410,760 and 379,294
         issued and outstanding at December 31, 2002 and 2001,
         respectively) ...............................................        443,674         398,441
     Common stock ($.0001 par value, 50,000,000 shares authorized,
         12,902,053 and 10,139,553 issued and outstanding at
         December 31, 2002 and 2001, respectively) ...................          1,293           1,016
     Additional paid-in capital ......................................     32,051,461      29,348,786
     Stock subscriptions outstanding .................................       (791,940)             --
     Deferred compensation ...........................................             --         (35,583)
     Deficit accumulated during the development stage ................    (29,531,402)    (26,171,175)
                                                                         ------------    ------------
              Total stockholders' equity .............................      2,173,086       3,541,485
                                                                         ------------    ------------
              Total liabilities and stockholders' equity .............   $  2,829,992    $  4,207,688
                                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA Technologies, Inc.
                          (A development stage company)
                             Statement of Operations

                                                                                     For the Period
                                                                                      December 28,
                                                                                     1995 (Date of
                                                         Year Ended December 31,       Inception)
                                                      ----------------------------   to December 31,
                                                          2002            2001            2002
                                                      ------------    ------------   ---------------
Revenues:
     Research and development contracts ...........   $    344,450    $  1,159,500    $  3,631,631
                                                      ------------    ------------    ------------
Operating expenses:
     General and administrative ...................      1,838,470       2,570,869      17,221,915
     Research and development (including amounts to
         related parties of $59,000, $104,000, and
         $547,581 for the years ended December 31,
         2002 and 2001, and for the period from the
         date of inception to December 31, 2002) ..      1,766,368       1,733,188      13,775,444
     Patent preparation fees ......................        104,700         117,264       1,459,454
                                                      ------------    ------------    ------------
              Total operating expenses ............      3,709,538       4,421,321      32,456,813
                                                      ------------    ------------    ------------
              Operating loss ......................     (3,365,088)     (3,261,821)    (28,825,182)

Interest income/(expense) .........................         34,061        (192,679)       (312,983)
Loss on impairment of investment ..................             --        (275,106)       (430,697)
Other income/gain on sale of securities ...........             --              --          66,660
                                                      ------------    ------------    ------------
              Net loss ............................     (3,331,027)     (3,729,606)    (29,502,202)
Deemed dividend related to beneficial conversion
     feature ......................................         29,200              --          29,200
                                                      ------------    ------------    ------------
              Net loss applicable to common
                  shareholders ....................   $ (3,360,227)   $         --    $(29,531,402)
                                                      ============    ============    ============

Basic and diluted loss per share ..................   $       (.32)   $       (.44)

Weighted average common shares outstanding used for
     basic and diluted loss per share .............     10,450,529       8,499,961
                                                      ============    ============

Comprehensive loss:
Net loss ..........................................   $ (3,331,027)   $ (3,729,606)   $(29,502,202)
                                                      ------------    ------------    ------------
              Total comprehensive loss ............   $ (3,331,027)   $ (3,729,606)   $(29,502,202)
                                                      ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA Technologies, Inc.
                          (A development stage company)
             Statement of Changes in Stockholders' Equity (Deficit)

                                                     Series A Convertible
                                                       Preferred Stock              Common Stock          Additional
                                                  -------------------------   -------------------------     Paid-in
                                                    Shares         Amount        Shares        Amount       Capital
                                                  -----------   -----------   -----------   -----------   -----------
Issuance of common stock at inception .........                 $             $ 2,079,170   $       208   $     1,040
Net loss ......................................                                        --            --            --
                                                  -----------   -----------   -----------   -----------   -----------
     Balances at December 31, 1995 ............            --                   2,079,170           208         1,040

Net proceeds from issuance and sale of
   common stock ($1.50 per share) .............                                 1,038,008           104     1,551,333
Net proceeds from issuance and sale of
   common stock ($3.00 per share) .............                                   250,004            25       748,985
Receipt of stock subscriptions outstanding ....                                        --            --            --
Issuance of compensatory options and
   warrants ...................................                                        --            --       367,461
Net loss ......................................                                        --            --            --
                                                  -----------   -----------   -----------   -----------   -----------
     Balances at December 31, 1996 ............            --                   3,367,182           337     2,668,819

Net proceeds from issuance and sale of
   common stock ($5.00 per share) .............                                 2,875,000           287    12,179,322
Issuance of warrants with bridge notes ........                                        --            --       133,000
Stock option and warrant compensation .........                                        --            --        68,582
Net loss ......................................                                        --            --            --
                                                  -----------   -----------   -----------   -----------   -----------
     Balance at December 31, 1997 .............            --                   6,242,182           624    15,049,723

Issuance of common stock to acquire third
   party's right to certain technology
   ($4.34 per share) ..........................                                   335,530            34     1,457,424
Issuance of compensatory options and
   warrants ...................................                                        --            --       175,870
Stock option and warrant compensation .........                                        --            --        14,407
Unrealized losses on available for sale
   securities .................................                                        --            --            --
Net loss ......................................                                        --            --            --
                                                  -----------   -----------   -----------   -----------   -----------
     Balance at December 31, 1998 .............            --                   6,577,712           658    16,697,424

Issuance of common stock for software
   development ($1.25 per share) ..............                                    25,000             3        31,247
Issuance of compensatory common stock,
   options and warrants .......................                                        --                      51,550
Stock option and warrant compensation .........                                        --                      75,278
Unrealized gains on available for sale
   securities .................................
Net loss ......................................
                                                  -----------   -----------   -----------   -----------   -----------
     Balance at December 31, 1999 .............            --                   6,602,712           661    16,855,499
                                                  -----------   -----------   -----------   -----------   -----------

    The accompanying notes are an integral part of these financial statements

                                   (Continued)

                             SIGA Technologies, Inc.
                          (A development stage company)
             Statement of Changes in Stockholders' Equity (Deficit)

                                                                                             Deficit
                                                                                           Accumulated
                                                                              Stock        During the
                                                            Deferred      Subscriptions    Development
                                                          Compensation     Outstanding        Stage
                                                          -------------   -------------   -------------

Issuance of common stock at inception .................                   $      (1,248)
Net loss ..............................................              --              --   $      (1,000)
                                                          -------------   -------------   -------------
         Balances at December 31, 1995 ................              --          (1,248)         (1,000)

Net proceeds from issuance and sale of common stock
     ($1.50 per share) ................................                              --              --
Net proceeds from issuance and sale of common stock
     ($3.00 per share) ................................                              --
Receipt of stock subscriptions outstanding ............                           1,248              --
Issuance of compensatory options and warrants .........                              --              --
Net loss ..............................................              --              --      (2,268,176)
                                                          -------------   -------------   -------------
         Balances at December 31, 1996 ................              --              --      (2,269,176)

Net proceeds from issuance and sale of common stock
     ($5.00 per share)
Issuance of warrants with bridge notes ................                              --              --
Stock option and warrant compensation .................                              --              --
Net loss ..............................................              --              --      (2,194,638)
                                                          -------------   -------------   -------------
         Balance at December 31, 1997 .................              --              --      (4,463,814)

Issuance of common stock to acquire third party's
     right to certain technology ($4.34 per share)
Issuance of compensatory options and warrants .........                              --              --
Stock option and warrant compensation .................                              --              --
Unrealized losses on available for sale securities ....              --              --
Net loss ..............................................              --              --      (6,551,666)
                                                          -------------   -------------   -------------
         Balance at December 31, 1998 .................              --              --     (11,015,480)

Issuance of common stock for software development
     ($1.25 per share) ................................
Issuance of compensatory common stock, options and
     warrants .........................................
Stock option and warrant compensation .................
Unrealized gains on available for sale securities .....
Net loss ..............................................                                      (3,636,500)
                                                          -------------   -------------   -------------
         Balance at December 31, 1999 .................              --              --     (14,651,980)
                                                          -------------   -------------   -------------

   The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                             SIGA Technologies, Inc.
                          (A development stage company)
             Statement of Changes in Stockholders' Equity (Deficit)

                                                                             Unrealized
                                                                            Gains (Losses)      Total
                                                                             on Available    Stockholders'
                                                                             for Sale of        Equity
                                                                              Securities       (Deficit)
                                                                            --------------   ------------

Issuance of common stock at inception ....................................             --              --
Net loss .................................................................             --    $     (1,000)
                                                                             ------------    ------------
         Balances at December 31, 1995 ...................................             --          (1,000)

Net proceeds from issuance and sale of common stock ($1.50 per share) ....             --       1,551,437
Net proceeds from issuance and sale of common stock ($3.00 per share) ....             --         749,010
Receipt of stock subscriptions outstanding ...............................             --           1,248
Issuance of compensatory options and warrants ............................             --         367,461
Net loss .................................................................             --      (2,268,176)
                                                                             ------------    ------------
         Balances at December 31, 1996 ...................................             --         399,980

Net proceeds from issuance and sale of common stock ($5.00 per share) ....                     12,179,609
Issuance of warrants with bridge notes ...................................             --         133,000
Stock option and warrant compensation ....................................             --          68,582
Net loss .................................................................             --      (2,194,638)
                                                                             ------------    ------------
         Balance at December 31, 1997 ....................................             --      10,586,533

Issuance of common stock to acquire third party's right to certain
     technology ($4.34 per share) ........................................                      1,457,458
Issuance of compensatory options and warrants ............................             --         175,870
Stock option and warrant compensation ....................................             --          14,407
Unrealized losses on available for sale securities .......................        (34,816)        (34,816)
Net loss .................................................................             --      (6,551,666)
                                                                             ------------    ------------
         Balance at December 31, 1998 ....................................        (34,816)      5,647,786

Issuance of common stock for software development ($1.25 per share) ......                         31,250
Issuance of compensatory common stock, options and warrants ..............                         51,550
Stock option and warrant compensation ....................................                         75,278
Unrealized gains on available for sale securities ........................         34,816          34,816
Net loss .................................................................                     (3,636,500)
                                                                             ------------    ------------
         Balance at December 31, 1999 ....................................             --       2,204,180
                                                                             ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                             SIGA Technologies, Inc.
                          (A development stage company)
             Statement of Changes in Stockholders' Equity (Deficit)

                                                          Series A Convertible
                                                            Preferred Stock                Common Stock           Additional
                                                     ---------------------------   ---------------------------     Paid-in
                                                        Shares         Amount         Shares         Amount        Capital
                                                     ------------   ------------   ------------   ------------   ------------
Net proceeds from exercising of stock options ....                  $                    19,875   $          2   $     52,772
Net proceeds from the issuance of common
   stock ($5.0 per share) ........................                                      600,000             60      2,882,940
Issuance of common stock in connection with
   software development ..........................                                      102,721             10        500,334
Issuance of common shares in connection with
   acquisition of 12.5% equity interest in a
   private company ...............................                                       40,336              4        179,996
Issuance of common shares upon conversion of
   debentures ....................................                                       90,193              9         49,246
Warrants granted in connection with the
   issuance of debentures ........................                                                                  1,320,170
Issuance of compensatory options and warrants
   to non-employees ..............................                                                                  1,218,145
Issuance of compensatory options to employees ....                                                                    278,750
Stock options and warrants compensation
   related to services received from
   non-employees .................................                                                                    185,876
Amortization of deferred compensation
   Issuance of shares in exchange for services ...                                       16,000              1             (1)
Amendment of warrants issued to a
   non-employee for services .....................                                                                    270,256
Net loss .........................................
                                                     ------------   ------------   ------------   ------------   ------------
     Balance at December 31, 2000 ................                                    7,471,837            747     23,793,983
                                                     ------------   ------------   ------------   ------------   ------------

Issuance of preferred stock upon conversion
   of debentures .................................      1,011,593      1,036,707
Common stock issued upon conversion of
   preferred series A stock ......................       (632,299)      (638,266)       641,719             64        651,735
Net proceeds from issuance of common stock
   ($2.00 to $3.00 per share .....................                                    1,684,636            169      4,356,801
Issuance of common shares upon conversion of
   stock options .................................                                      167,250             17        196,846
Issuance of common shares upon exercising of
   warrants ......................................                                       70,000              7        159,613
Issuance of restricted common stock to
   non-employee ..................................                                       50,000              5         77,328
Issuance of common shares upon cashless
   warrant exercise ..............................                                       35,640              4             (4)
Issuance of common stock upon conversion of
   debentures ....................................                                       18,471              3         15,916
Issuance of compensatory stock options to the
   board of directors ............................                                                                    612,750
Cancellation of warrants issued to consultant ....                                                                   (783,598)
Compensation charge relating to common stock
   issued below fair value market ................                                                                    103,040
Compensation charge relating to modification
   of options to acquire common shares ...........                                                                     72,660
Amortization of deferred compensation ............
Stock options issued to non-employee .............                                                                     79,054
Warrants issued to a non-employee ................                                                                     28,318
Forfeiture of options issued to a director .......                                                                    (15,656)
Net loss .........................................
                                                     ------------   ------------   ------------   ------------   ------------
     Balance at December 31, 2001 ................        379,294        398,441     10,139,553          1,016     29,348,786
                                                     ------------   ------------   ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                             SIGA Technologies, Inc.
                          (A development stage company)
             Statement of Changes in Stockholders' Equity (Deficit)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                             Stock         During the
                                                                          Deferred       Subscriptions     Development
                                                                        Compensation      Outstanding         Stage
                                                                       --------------    --------------   --------------
Net proceeds from exercising of stock options ......................
Net proceeds from the issuance of common stock ($5.0 per share) ....
Issuance of common stock in connection with software development
     Issuance of common shares in connection with acquisition of
     12.5% equity interest in a private company ....................
Issuance of common shares upon conversion of debentures ............
Warrants granted in connection with the issuance of debentures .....
Issuance of compensatory options and warrants to non-employees .....   $   (1,218,145)
Issuance of compensatory options to employees ......................         (278,750)
Stock options and warrants compensation related to services
     received from non-employees ...................................
Amortization of deferred compensation ..............................        1,068,470
Issuance of shares in exchange for services ........................
Amendment of warrants issued to a non-employee for services ........
Net loss ...........................................................                                      $   (7,789,589)
                                                                       --------------    --------------   --------------
     Balance at December 31, 2000 ..................................         (428,425)               --      (22,441,569)
                                                                       --------------    --------------   --------------

Issuance of preferred stock upon conversion of debentures ..........
Common stock issued upon conversion of preferred series A stock ....
Net proceeds from issuance of common stock ($2.00 to $3.00 per share .........................................................
Issuance of common shares upon conversion of stock options .........
Issuance of common shares upon exercising of warrants ..............
Issuance of restricted common stock to non-employee ................
Issuance of common shares upon cashless warrant exercise ...........
Issuance of common stock upon conversion of debentures .............
Issuance of compensatory stock options to the board of directors
Cancellation of warrants issued to consultant ......................          248,713
Compensation charge relating to common stock issued below fair value market ..................................................
Compensation charge relating to modification of options to
     acquire common shares .........................................
Amortization of deferred compensation ..............................          121,389
Stock options issued to non-employee ...............................
Warrants issued to a non-employee ..................................            7,084
Forfeiture of options issued to a director .........................           15,656
Net loss ...........................................................                                          (3,729,606)
                                                                       --------------    --------------   --------------
     Balance at December 31, 2001 ..................................          (35,583)               --      (26,171,175)

   The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                             SIGA Technologies, Inc.
                          (A development stage company)
             Statement of Changes in Stockholders' Equity (Deficit)

                                                                                     Unrealized
                                                                                    Gains (Losses)        Total
                                                                                     on Available     Stockholders'
                                                                                     for Sale of         Equity
                                                                                      Securities        (Deficit)
                                                                                    --------------    -------------
Net proceeds from exercising of stock options ..................................                       $    52,774
Net proceeds from the issuance of common stock ($5.0 per share) ................                         2,883,000
Issuance of common stock in connection with software development ...............                           500,344
Issuance of common shares in connection with acquisition of 12.5% equity
     interest in a private company .............................................                           180,000
Issuance of common shares upon conversion of debentures ........................                            49,255
Warrants granted in connection with the issuance of debentures .................                         1,320,170
Issuance of compensatory options and warrants to non-employees .................                                --
Issuance of compensatory options to employees ..................................                                --
Stock options and warrants compensation related to services received from
     non-employees .............................................................                           185,876
Amortization of deferred compensation ..........................................                         1,068,470
Issuance of shares in exchange for services ....................................                                --
Amendment of warrants issued to a non-employee for services ....................                           270,256
Net loss .......................................................................                        (7,789,589)
                                                                                                       -----------
         Balance at December 31, 2000 ..........................................              --           924,736
                                                                                                       -----------

Issuance of preferred stock upon conversion of debentures ......................                         1,036,707
Common stock issued upon conversion of preferred series A stock ................                            13,533
Net proceeds from issuance of common stock ($2.00 to $3.00 per share ...........                         4,356,970
Issuance of common shares upon conversion of stock options .....................                           196,863
Issuance of common shares upon exercising of warrants ..........................                           159,620
Issuance of restricted common stock to non-employee ............................                            77,333
Issuance of common shares upon cashless warrant exercise .......................                                --
Issuance of common stock upon conversion of debentures .........................                            15,919
Issuance of compensatory stock options to the board of directors ...............                           612,750
Cancellation of warrants issued to consultant ..................................                          (534,885)
Compensation charge relating to common stock issued below fair value market ....                           103,040
Compensation charge relating to modification of options to acquire common
     shares ....................................................................                            72,660
Amortization of deferred compensation ..........................................                           121,389
Stock options issued to non-employee ...........................................                            79,054
Warrants issued to a non-employee ..............................................                            35,402
Forfeiture of options issued to a director .....................................                                --
Net loss .......................................................................                        (3,729,606)
                                                                                     -----------       -----------
         Balance at December 31, 2001 ..........................................              --         3,541,485
                                                                                     -----------       -----------

   The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                             SIGA Technologies, Inc.
                          (A development stage company)
             Statement of Changes in Stockholders' Equity (Deficit)

                                                      Series A Convertible
                                                        Preferred Stock                 Common Stock            Additional
                                                   ---------------------------   ---------------------------     Paid-in
                                                      Shares         Amount         Shares         Amount        Capital
                                                   ------------   ------------   ------------   ------------   ------------
Net proceeds from issuance of common stock
   ($1.00 to $1.09 per share) ..................                                    2,737,500            274      2,559,924
Issuance of common shares upon exercise of
   stock options ...............................                                       25,000              3         28,093
Issuance of preferred stock to settle
   dividends payable ...........................         31,466         45,233
Amortization of deferred compensation Stock
   options issued to non-employee ..............                                                                     85,458
Deemed dividend related to beneficial
   conversion feature ..........................                                                                     29,200
Net loss .......................................
                                                   ------------   ------------   ------------   ------------   ------------
         Balance at December 31, 2002 ..........        410,760   $    443,674     12,902,053   $      1,293   $ 32,051,461
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

                                   (Continued)

                             SIGA Technologies, Inc.
                          (A development stage company)
             Statement of Changes in Stockholders' Equity (Deficit)

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                      Stock            During the
                                                                   Deferred        Subscriptions       Development
                                                                 Compensation       Outstanding           Stage
                                                                ---------------   ---------------    ---------------
Net proceeds from issuance of common stock ($1.00 to
     $1.09 per share) .......................................                            (791,940)
Issuance of common shares upon exercise of stock options ....
Issuance of preferred stock to settle dividends payable .....
Amortization of deferred compensation .......................            35,583
Stock options issued to non-employee ........................
Deemed dividend related to beneficial conversion feature ....                                                (29,200)
Net loss ....................................................                                             (3,331,027)
                                                                ---------------   ---------------    ---------------
     Balance at December 31, 2002 ...........................   $            --   $      (791,940)   $   (29,531,402)
                                                                ===============   ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                             SIGA Technologies, Inc.
                          (A development stage company)
             Statement of Changes in Stockholders' Equity (Deficit)

                                                                              Unrealized
                                                                             Gains (Losses)     Total
                                                                             on Available    Stockholders'
                                                                              for Sale of       Equity
                                                                               Securities      (Deficit)
                                                                             -------------   -------------
Net proceeds from issuance of common stock ($1.00 to $1.09 per share) ....                       1,768,258
Issuance of common shares upon exercise of stock options .................                          28,096
Issuance of preferred stock to settle dividends payable ..................                          45,233
Amortization of deferred compensation ....................................                          35,583
Stock options issued to non-employee .....................................                          85,458
Deemed dividend related to beneficial conversion feature .................                              --
Net loss .................................................................                      (3,331,027)
                                                                             -------------   -------------
         Balance at December 31, 2002 ....................................   $          --   $   2,173,086
                                                                             =============   =============

   The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                             SIGA Technologies, Inc.
                          (A development stage company)
                             Statement of Cash Flows

                                                                                             For the Period
                                                                                              December 28,
                                                                       Year Ended             1995 (Date of
                                                              ----------------------------    Inception) to
                                                              December 31,    December 31,    December 31,
                                                                  2002            2001            2002
                                                              ------------    ------------    ------------
Cash flows from operating activities:
   Net loss ...............................................   $ (3,331,027)   $ (3,729,606)   $(29,502,202)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation .......................................        317,032         324,463       1,592,381
       Stock, options and warrant compensation ............        121,041         566,743       2,996,784
       Loss on impairment of investment ...................             --         275,106         430,697
       Loss on write-off of capital equipment .............             --              --          97,969
       Amortization of debt discount ......................             --         232,393         954,705
       Write-off of in-process research and development ...             --              --       1,457,458
       Realized gain on sale of marketable securities .....             --              --         (66,660)
       Non-cash research and development ..................             --              --         500,344
       Changes in assets and liabilities:
         Accounts receivable ..............................         (5,151)        (17,200)        (60,151)
         Prepaid expenses and other current assets ........         49,189        (147,772)       (104,227)
         Other assets .....................................        (16,295)          8,683        (164,167)
         Accounts payable and accrued expenses ............        216,926        (477,649)        704,465
         Accrued interest .................................             --          20,390         100,672
                                                              ------------    ------------    ------------
           Net cash used in operating activities ..........     (2,648,285)     (2,944,449)    (21,061,932)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
   Capital expenditures ...................................        (46,235)             --      (2,203,489)
   Sale (purchase) of investment securities ...............             --              --          66,660
   Investment in Open-I-Media .............................             --              --        (170,000)
                                                              ------------    ------------    ------------
           Net cash flow used in investing activities .....        (46,235)             --      (2,306,829)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock .............      1,768,258       4,356,970      23,488,284
   Receipts of stock subscriptions outstanding ............             --              --           1,248
   Gross proceeds from sale of convertible debentures .....             --              --       1,500,000
   Proceeds from exercise of stock options and
     warrants to acquire common stock .....................         28,096         356,483         437,353
   Net proceeds from sale of warrants .....................             --              --          52,174
   Convertible debentures and warrant issuance costs ......             --              --         (52,500)
   Proceeds from bridge notes .............................             --              --       1,000,000
   Repayments of bridge notes .............................             --              --      (1,000,000)
   Proceeds from sale and leaseback of equipment ..........             --              --       1,139,085
   Principal payments on capital lease obligations ........       (180,990)       (328,229)     (1,127,879)
                                                              ------------    ------------    ------------
           Net cash provided from financing activities ....      1,615,364       4,385,224      25,437,765
                                                              ------------    ------------    ------------

                                   (Continued)

                             SIGA Technologies, Inc.
                          (A development stage company)
                             Statement of Cash Flows

                                                                                        For the Period
                                                                                          December 28,
                                                                   Year Ended            1995 (Date of
                                                          ----------------------------   Inception) to
                                                          December 31,    December 31,   December 31,
                                                              2002            2001           2002
                                                          ------------    ------------  --------------
Net increase in cash and cash equivalents .............     (1,079,156)      1,440,775      2,069,004
Cash and cash equivalents at beginning of period ......      3,148,160       1,707,385             --
                                                          ------------    ------------   ------------
Cash and cash equivalents at end of period ............   $  2,069,004    $  3,148,160   $  2,069,004
                                                          ============    ============   ============
Supplemental disclosure of non-cash investing and
   financing activities:
     Fixed assets exchanged in acquisition ............   $         --    $         --   $     80,697
                                                          ============    ============   ============
     Fair value of common shares exchanged in
       acquisition ....................................   $         --    $         --   $    180,000
                                                          ============    ============   ============
     Notes payable converted into equity ..............   $         --    $  1,375,000   $  1,500,000
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

      Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under FAS 123, the Company's net loss and net loss per share would have been as follows:

                                                                                 12 Months Ended
                                                                                   December 31,
                                                                               2002            2001
       Net loss, as reported ...........................................   ($ 3,360,227)   ($ 3,729,606)
                                                                           ============    ============
       Add: Stock-based employee compensation expense recorded under
            APB No. 25 .................................................         35,583         121,389
       Deduct: Total stock-based employee compensation expense
            determined under fair value based method for all awards,
            net of related tax effects .................................       (153,882)     (7,163,483)
                                                                           ------------    ------------
       Pro forma net loss ..............................................   ($ 3,478,526)   ($10,771,700)
                                                                           ============    ============
       Net loss per share:
            Basic-as reported ..........................................   ($      0.32)   ($      0.44)
                                                                           ============    ============
            Basic-pro forma ............................................   ($      0.33)   ($      1.27)
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

3. Equipment

      Equipment consisted of the following at December 31, 2002 and 2001:

      Laboratory equipment........................    $   896,862   $   862,005
      Leasehold improvements......................        627,849       618,315
      Computer equipment..........................        155,204       153,360
      Furniture and fixtures......................        291,637       291,637
                                                      -----------   -----------
                                                        1,971,552     1,925,317
               Less - Accumulated depreciation....     (1,539,110)   (1,222,078)
                                                      -----------   -----------
      Equipment, net..............................    $   432,442   $   703,239
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

      In October 2002, the Company raised gross proceeds of $1.04 million in a private offering of common stock and warrants to purchase the Company's common stock. The Company sold 1,037,500 shares of common stock and 518,750 warrants. The warrants are exercisable at $2.25 and have a term of five years. In connection with the offering the Company issued 103,750 warrants to purchase shares of the Company's common stock to placement agents. The warrants are exercisable at a price of $1.50 and have a term of five years. The fair value of the warrants attributable to consultants on the date of grant was approximately $64,670.

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

      Transactions under the Plan are summarized as follows:

                                                                                          Weighted
                                                                                          Average
                                                                            Number of     Exercise
                                                                             Shares        Price

      Outstanding at January 1, 2001...................................     2,167,061    $     2.26
           Granted.....................................................     3,660,000          2.67
           Forfeited...................................................      (500,125)         3.60
           Exercised...................................................      (187,125)         1.26
                                                                           ----------    ----------
      Outstanding at December 31, 2001.................................     5,139,811          2.50
           Granted.....................................................       777,750          2.66
           Forfeited...................................................       (85,000)         3.80
           Exercised...................................................       (25,000)         1.13
                                                                           ----------    ----------
               Total outstanding at December 31, 2002..................     5,807,561    $     2.52
                                                                           ==========    ==========
      Options available for future grant at December 31, 2002..........     1,480,314
      Weighted average fair value of options granted during 2002.......    $     0.71
      Weighted average fair value of options granted during 2001.......    $     1.84

      The following table summarizes information about options outstanding at December 31, 2002:

                                             Weighted
                               Number         Average                          Number
                             Outstanding     Remaining        Weighted     Exercisable at      Weighted
                            December 31,    Contractual       Average       December 31,       Average
                                2002        Life (Years)   Exercise Price       2002        Exercise Price

      $1.00.............        10,000          6.86            1.00            10,000           1.00
      1.13..............       300,000          6.81            1.13           300,000           1.13
      1.50..............       167,084          8.48            1.50            36,528           1.50
      2.00 - 2.75.......     4,842,250          8.12            2.38         4,531,625           2.38
      3.94 - 5.50.......       488,227          5.99            4.55           416,894           4.66
                            ----------                                      ----------
                             5,807,561                                       5,295,047
                            ==========                                      ==========

      The following tables summarize information about warrants outstanding at December 31, 2002:

                                               Number of    Weighted Average      Expiration
                                               Warrants      Exercise Price          Dates

      Outstanding at January 1, 2001.......    3,694,202       $    4.04
           Granted.........................    1,257,226            3.37       05/31/08 - 10/15/08
           Exercised.......................     (120,000)           1.85
           Canceled / Expired..............     (600,000)           6.43
                                              ----------       ---------
      Outstanding at December 31, 2001.....    4,231,428            3.61
           Granted.........................      793,716            2.03       09/30/07 - 12/31/07
           Canceled / Expired..............     (350,000)           7.32
                                              ----------       ---------
      Outstanding at December 31, 2002.....    4,675,144       $    3.06
                                              ----------       ---------

                  Number
                of Warrants                  Exercise
                Outstanding                    Price

                   100,000                    1.00
                   679,966                 1.45 - 1.65
                   877,750                 2.00 - 2.25
                 2,551,212                 2.94 - 3.63
                   226,216                 4.63 - 5.00
                   240,000                 6.38 - 6.90
                 4,675,144

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

      In June 2001, the Company entered into an employment agreement with an individual to serve as the Company's President and Chief Executive Officer (the "Executive"), expiring in June 2003. The agreement provides for an annual salary of $300,000. In addition the Executive was granted options to purchase 420,000 shares of the Company's common stock at $3.94 per share. In October 2001, the Company and the Executive entered into a separation and release agreement under which the Company will pay the Executive $40,000 over a period through October 5, 2002. Options previously granted to the Executive have been Canceled.

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

      On December 6, 2000 the company entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California (the "Regents"). Under the license agreement the Company obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. In the event that the Company sub-leases the license, it shall pay Regents 15% of all royalty payments made to SIGA. Under the agreement, SIGA is required to pay Regents 15% of all funds received from -Ayesrt and a minimum annual amount of $250,000 for the continued development of the inventions for a period of three years. Under the sponsored research agreement SIGA was required to provide the Regents with funding in the total amount of $300,000 over a period of two years to support certain research. In September 2001 the sponsored research agreement was terminated. The Company recorded total research and development charges in the amount of $52,500 for the year ended December 31, 2000, related to the two agreements.

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

11. Other Agreements

      In March 2002, the Company entered into a non-binding Letter of Intent (the "Letter") to acquire all of the outstanding shares of Allergy Therapeutics Holdings Ltd. ("Allergy"). Under the terms of the letter, SIGA was to issue shares to the Allergy Stockholders that would result in 47.5% ownership to each of the former shareholders of SIGA and former shareholders of Allergy of the outstanding common stock, on a fully diluted basis. As part of the transaction, Elan Pharma International Limited ("Elan") was to enter into an exclusive license for certain technology with SIGA in exchange for 5% of the Company's common stock on a fully diluted basis. In July 2002, the Company announced the termination of the Letter to acquire all the shares of Holdings due to unfavorable market conditions that existed at the time of the termination. The Company incurred approximately $600,000 of expenses in connection with this contemplated transaction, of which approximately $200,000 were still outstanding as of December 31, 2002.

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

13. Commitments and Contingencies

      Operating lease commitments

      The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

            Year ended December 31,
            2003.........................................    $ 164,115
            2004.........................................      173,821
            2005.........................................       66,982
            2006.........................................       68,321
            2007 and thereafter..........................       75,505
                                                             ---------
            Total........................................    $ 548,744
                                                             =========

      Capital lease commitments

      In July, August and September 1998, the Company sold certain laboratory equipment, computer equipment and furniture to a third party for $493,329, $385,422 and $260,333, respectively, under sale-leaseback agreements with terms of 42 months ending December 1, 2001, January 1, 2002 and February 1, 2002, respectively. At the end of the respective leases, the Company renewed terms for an additional 12 months requiring minimum monthly payments of $6,167, $4,818 and $3,254, respectively. The Company has an option to purchase the equipment up to 15% of the original cost at the end of the renewal lease terms.

      Future minimum lease payments for assets under capital leases at December 31, 2002 are as follows:

         Year ended December 31, 2003:.............................  $ 11,326
                                                                     --------
                       Total Minimum Payments......................    11,326
              Less: amounts representing interest..................       120
                                                                     --------
         Present value of future minimum lease payments............    11,206
              Less current portion of capital lease obligations....    11,206
                                                                     --------
         Capital lease obligations, net current portion............  $     --
                                                                     ========

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