Form 10QSB
period 2003-09-30
SIGA TECHNOLOGIES INC
filed 2003-11-14
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                               Commission File No. 0-23047
September 30, 2003

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

As of November 10, 2003 the registrant had outstanding 18,676,851 shares of common stock.

================================================================================

                                     Part I
                             Financial Information

Item 1. Financial Statements

                             SIGA TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET - UNAUDITED

                                                                                                 September 30,         December 31,
                                                                                                      2003                 2002
                                                                                                 -------------         ------------
ASSETS
Current Assets
   Cash and cash equivalents ...........................................................         $  1,156,821          $  2,069,004
   Accounts receivable .................................................................               70,065                60,151
   Prepaid expenses ....................................................................              107,388               104,227
                                                                                                 ------------          ------------
    Total current assets ...............................................................            1,334,274             2,233,382

   Equipment, net ......................................................................              466,460               432,442
   Goodwill ............................................................................              898,334                    --
   Intangible assets, net ..............................................................            3,413,320                    --
   Other assets ........................................................................              171,976               164,168
                                                                                                 ------------          ------------
    Total assets .......................................................................         $  6,284,364          $  2,829,992
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable ....................................................................         $    847,635          $    461,146
   Accrued expenses and other ..........................................................              370,168               184,554
   Capital lease obligations ...........................................................                   --                11,206
                                                                                                 ------------          ------------
    Total liabilities ..................................................................            1,217,803               656,906

Commitments and contingencies

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 78,282 and 410,760 issued and outstanding at September 30, 2003
   and December 31, 2002, respectively) ................................................               72,666               443,674
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     17,161,702 and 12,902,053 issued and outstanding at September 30, 2003
     and December 31, 2002, respectively) ..............................................                1,716                 1,293
   Additional paid-in capital ..........................................................           38,186,787            32,051,461
   Stock subscriptions outstanding .....................................................                   --              (791,940)
   Accumulated deficit .................................................................          (33,194,608)          (29,531,402)
                                                                                                 ------------          ------------
    Total stockholders' equity .........................................................            5,066,561             2,173,086
                                                                                                 ------------          ------------
    Total liabilities and stockholders' equity .........................................         $  6,284,364          $  2,829,992
                                                                                                 ============          ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED

                                                                    Three months ended                   Nine months ended
                                                                       September 30,                        September 30,
                                                                   2003              2002              2003               2002
                                                              -------------      -------------     -------------      -------------
Revenues
     Research and development contracts ................      $     176,342      $      89,738     $     625,016      $     229,057
                                                              -------------      -------------     -------------      -------------

Operating expenses
     General and administrative ........................            684,223            273,280         1,993,007          1,282,040
     Research and development ..........................          1,000,911            423,850         2,121,154          1,194,453
     Patent preparation fees ...........................             65,003             26,918           187,109             72,332
                                                              -------------      -------------     -------------      -------------
       Total operating expenses ........................          1,750,137            724,048         4,301,270          2,548,825
                                                              -------------      -------------     -------------      -------------

       Operating loss ..................................         (1,573,795)          (634,310)       (3,676,254)        (2,319,768)

Interest income, net ...................................              3,336              4,672            13,048             26,447
                                                              -------------      -------------     -------------      -------------
       Net loss ........................................      $  (1,570,459)     $    (629,638)    $  (3,663,206)     $  (2,293,321)
                                                              =============      =============     =============      =============

Weighted average shares outstanding: basic and diluted .         16,825,628         10,174,256        14,769,960         10,151,268
                                                              =============      =============     =============      =============
Net loss per share: basic and diluted ..................      $       (0.09)     $       (0.06)    $       (0.25)     $       (0.23)
                                                              =============      =============     =============      =============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED

                                                                                Nine months ended
                                                                                  September 30,
                                                                              2003               2002
                                                                          ------------------------------
Cash flows from operating activities:
  Net loss                                                                $(3,663,206)       $(2,293,321)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Bad debt expense                                                           14,000                 --
    Depreciation                                                              262,053            236,646
    Amortization of intangible assets                                         225,680                 --
    Stock, options & warrant compensation                                       1,375             73,677
    Changes in assets and liabilities:
      Accounts receivable                                                     (23,914)           (36,940)
      Prepaid expenses                                                         (3,161)            67,176
      Other assets                                                             (7,808)             4,063
      Accounts payable and accrued expenses                                  (328,069)            59,466
                                                                          ------------------------------

      Net cash used in operating activities                                (3,523,050)        (1,889,233)
                                                                          ------------------------------

Cash flows from investing activities:
  Capital expenditures                                                       (268,360)           (36,701)
                                                                          ------------------------------

      Net cash used in investing activities                                  (268,360)           (36,701)
                                                                          ------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                2,098,493                 --
  Receipts of stock subscriptions outstanding                                 791,940                 --
  Proceeds from exercise of options                                                --                562
  Principal payments on capital lease obligations                             (11,206)          (139,580)
                                                                          ------------------------------

      Net cash provided from (used in) financing activities                 2,879,227           (139,018)
                                                                          ------------------------------

Net decrease in cash and cash equivalents                                    (912,183)        (2,064,952)
Cash and cash equivalents at beginning of period                            2,069,004          3,148,160
                                                                          ------------------------------
Cash and cash equivalents at end of period                                $ 1,156,821        $ 1,083,208
                                                                          ==============================

Supplemental information of business acquired:
  Fair value of assets acquired:
      Equipment                                                           $    27,711
      Intangible assets                                                     3,639,000
      Goodwill                                                                898,334
  Less, liabilities assumed and non-cash consideration:
      Current liabilities                                                    (494,142)
      Stock issued                                                         (3,409,000)
      Stock options and warrants issued                                      (255,873)
      Accrued acquisition costs                                              (406,030)
  Non cash supplemental information:
      Conversion of preferred stock to common stock                       $   371,008

   The accompanying notes are an integral part of these financial statements.

Notes to the September 30, 2003 Financial Statements

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

The Company's activities since inception have consisted primarily of sponsoring and performing research and development, performing business and financial planning, preparing and filing patent applications and raising capital. Prior to June 30, 2003, the Company's financial statements were presented as a development stage company in accordance with Financial Accounting Standards Board ("FASB") No. 7, "Accounting and Reporting by Development Stage Enterprises." However, since December 2002, the Company has generated significant revenues and is no longer considered to be in the development stage under FASB No. 7.

In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2003.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial biomedical products and management believes that it will need additional funds to complete the development of its biomedical products. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although, management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. See Note 6 for recent Private Placement Offerings.

2. Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements as amended by SAB 101A and 101B ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. Milestones, which generally are related to substantial scientific or technical achievement, are recognized as revenue when the milestone is accomplished.

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

Accounting for stock based compensation

The Company has elected to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure, an amendment to FASB Statement No. 123."

Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                                          Three Months Ended                       Nine Months Ended
                                                              September 30,                           September 30,
                                                        2003                 2002               2003                2002
Net loss, as reported                               ($1,570,459)          ($629,638)        ($3,663,206)        ($2,293,321)
                                                    ===============================        ================================
Add: Stock-based employee compensation expense               --        $     12,311                  --        $     36,933
recorded under APB No. 25
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards                       (75,055)            (38,471)           (578,059)           (115,413)
                                                    -------------------------------        --------------------------------
Pro forma net loss                                  ($1,645,514)          ($655,798)        ($4,241,265)        ($2,371,801)
                                                    ===============================        ================================

Net loss per share:
     Basic and diluted -as reported                 $     (0.09)       $      (0.06)       $      (0.25)       $      (0.23)
                                                    ===============================        ================================
     Basic and diluted -pro forma                   $     (0.10)       $      (0.06)       $      (0.29)       $      (0.23)
                                                    ===============================        ================================

The fair value of the options granted to employees during 2003 and 2002 ranged from $0.60 to $2.08 on the date of the respective grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for 2003 and 2002: no dividend yield, expected volatility of 100%, risk free interest rates of 3.22%-4.50% and an expected term of 3 to 5 years.

Recent Accounting Pronouncements

In January of 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities have been termed by FIN 46 as variable interest entities (VIE). Once effective, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of ARB Bulletin No. 51, "Consolidated Financial Statements", or (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. FIN 46 includes guidance for identifying the enterprise that will consolidate a VIE, which is the enterprise that is exposed to the majority of an entity's risks or receives the majority of the benefits from an entity's activities. FIN 46 also requires that the enterprises that hold a significant variable interest in a VIE make new disclosures in their financial statements. The transitional disclosures of FIN 46, which are effective immediately, require an enterprise to identify the entities in which it holds a variable interest, if the enterprise believes that those entities might be considered VIEs upon the adoption of FIN 46. The implementation and remaining disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and on the first reporting period ending after December 15, 2003 for all VIEs created before January 31, 2003. The Company does not hold any interests in VIEs that would require consolidation or additional disclosures.

In March of 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses how to determine whether a contractual arrangement involving multiple deliverables contains more than one accounting unit and how consideration should be measured and allocated to the separate accounting units. EITF No. 00-21 applies to all deliverables within contractually binding arrangements in all industries, except to the extent that a deliverable in a contractual arrangement is subject to other existing higher-level authoritative literature, and is effective for revenue arrangements entered into after July 1, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's consolidated results of operations or financial position.

3. Business Acquisition

On May 23, 2003, the Company acquired substantially all of the assets of Plexus and assumed certain liabilities in exchange for 1,950,000 shares of the Company's common stock and 190,950 of the Company's options and warrants at an exercise price of $1.62 per share. Plexus is a structure-based rational vaccine design and development company directed toward the convergence of structural biology, pharmacogenomics and molecular immunology. Plexus is employing its technologies to formulate and test a vaccine candidate for severe acute respiratory syndrome, or "SARS". The results of operations of Plexus from May 23, 2003 through September 30, 2003 have been included in the statement of operations of the combined entity. The Company is unaware of any events or changes in circumstances that would indicate the carrying amount of the assets may not be recoverable under SFAS 142 and SFAS 144.

In determining the non-cash purchase price of Plexus, the equity consideration has been calculated based on Emerging Issues Task Force ("EITF") No. 99-12, "Accounting for Formula Arrangements under EITF 95-19". For this calculation, the Company used the average market price for a few days before and after May 14, 2003. Based on EITF 99-12, the value of the common stock issued was approximately $3,409,000. The value attributed to the options and warrants exchanged was approximately $255,873. In addition, loans made to Plexus, payments made on behalf of Plexus prior to the asset purchase agreement and costs incurred for the transaction amounted to $406,030.

The preliminary allocation of the total purchase price of $4,070,903 is as follows:

                                       Useful life          Fair Value

Purchase Price                                             $ 4,070,903
Add:
 Equipment, net                        3 - 7 years             (27,711)
 Liabilities assumed                       N/A                 494,142
                                                           -----------
Total Intangible Value                                     $ 4,537,334
Less:
Acquired technology                      10 years          $ 2,191,000
Contracts and grants                   3 1/2 years             741,000
Covenant not to compete                3 1/2 years             707,000
                                                           -----------
Goodwill                                Indefinite             898,334
                                                           ===========

Accumulated amortization of intangible assets for the three and nine months ended September 30, 2003 was $159,000 and $226,000, respectively.

The Company anticipates amortization expense to be approximately $390,000 for the fiscal year ending December 31, 2003 and approximately $633,000, $633,000, $633,000 and $219,000 for the fiscal years ending December 31, 2004, 2005, 2006 and 2007, respectively.

Selected Unaudited Pro Forma Financial Information

The Company has prepared a condensed pro forma statement of operations in accordance with SFAS 141, for the three and nine month periods ended September 30, 2003 and 2002 as if Plexus were part of the Company as of January 1, 2003 and 2002, respectively.

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                                  2003               2002               2003               2002
                                              ------------       ------------       ------------       ------------
Revenues                                      $    176,342       $    145,914       $    719,798       $    317,733

Net loss                                      $ (1,570,459)      $ (1,106,509)      $ (5,971,454)      $ (3,847,203)

Net loss per common share - basic and
diluted                                       $      (0.09)      $      (0.09)      $      (0.38)      $      (0.32)
                                              ============       ============       ============       ============

Weighted average number of common
shares outstanding                              16,825,628         12,124,256         15,791,389         12,101,268
                                              ============       ============       ============       ============

4. Conversion of Preferred Shares and Earnings Per Share

During the nine months ended September 30, 2003, certain preferred shareholders converted 353,185 Series A convertible preferred stock into 353,185 shares of common stock.

The Company computes, presents and discloses earnings per share in accordance with SFAS 128 "Earnings Per Share" ("EPS") which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares. Due to the Company's net loss for the three-month and nine-month periods ended September 30, 2003 and 2002, all outstanding stock options are considered to be anti-dilutive.

5. Option Modifications

During the third quarter of 2003, the Company extended 3,225,000 options held by the Board of Directors for an additional 5 years. In accordance with Financial Accounting Standard Board Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion Number 25", no compensation cost was incurred with the extension as the exercise prices of the options were higher than the fair value of the common stock at the date of modification.

6. Private Placement Offerings

In June 2003, the Company raised gross proceeds of $1.5 million in a private offering for 1,250,000 shares of common stock. In connection with the offering the Company issued warrants to purchase 625,000 shares of the Company's common stock to placement agents. Each of the warrants are exercisable at a price of $2.00 per share and have a term of five years.

In August 2003, the Company entered into a securities purchase agreement with MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes"), a holding company of which the Company's Chairman of the Board of Directors is Vice Chairman and a director, pursuant to which, among other things, the Company raised gross proceeds of $1.0 million from MacAndrews & Forbes and certain of its employees, in exchange for 694,444 shares of the Company's common stock at a price of $1.44 per share and warrants to purchase an additional 347,222 shares of the Company's common stock at an exercise price of $2.00 per share. In addition, MacAndrews & Forbes and certain of its employees were granted an option, exercisable through October 13, 2003, to invest up to an additional $9.0 million in the Company on the same terms.

In October 2003, MacAndrews & Forbes, certain of its employees and TransTech Pharma, Inc., an affiliate of MacAndrews & Forbes ("TTP"), exercised their option to invest $9.0 million in the Company, in exchange for an aggregate of 6,250,000 shares of common stock, par value $.0001 per share, of the Company's common stock, and warrants to purchase up to an aggregate of 3,125,000 shares of the Company's common stock at an exercise price of $2.00 per share, in accordance with and subject to the terms and conditions of the securities purchase agreement signed in August 2003, as amended. Immediately prior to the exercise of such option, MacAndrews & Forbes assigned the right to invest up to $5.0 million in the Company to TTP, a related party to the Company. The Company and TTP are parties to a drug discovery collaboration agreement signed in October 2002.

In accordance with and subject to the terms and conditions of the securities purchase agreement, MacAndrews & Forbes and certain of its employees invested $2.2 million in October 2003 in exchange for 1,499,587 shares of the Company's common stock at a price of $1.44 per share and received warrants to purchase up to an additional 749,794 shares of common stock at an exercise price of $2.00 per share.

Upon approval of the Company's stockholders, (i) MacAndrews & Forbes will invest $1.8 million in exchange for 1,278,191 shares of the Company's common stock at a price of $1.44 per share and will receive warrants to purchase up to an additional 639,095 shares of the Company's common stock at an exercise price of $2.00 per share and (ii) TTP will invest $5.0 million in exchange for 3,472,222 shares of the Company's common stock and will receive warrants to purchase up to an additional 1,736,111 shares of the Company's common stock at an exercise price of $2.00 per share. The combined beneficial ownership interests of MacAndrews & Forbes and TTP in the Company is expected to be approximately 38%.

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

      We are developing technology for the mucosal delivery of our vaccines to activate the immune system at the mucus lined surfaces of the body, the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts, the sites of entry for most infectious agents. Our anti-infectives programs are aimed at the increasingly serious problem of drug resistance, and they are designed to block the ability of infectious agents to attach to human tissue, the first step in the infection process. In May 2003, we acquired substantially all the assets of Plexus Vaccine, Inc. ("Plexus"). Plexus is a bioinformatics company that develops vaccines using its proprietary technology. The acquisition will expand our capabilities in biological warfare defense research and allow for the development of vaccines for smallpox, anthrax, plague, botulism and other biological pathogens. The acquisition will also facilitate development of vaccines for traditional human health targets. This transaction will have an impact on our cash flows based on our ability to integrate the combined companies.

      In June 2003, we received net proceeds of $1,350,000 from the completion of a private placement of 1,250,000 shares of our common stock. In connection with the shares issued, we issued warrants to the investors to purchase 625,000 shares of common stock at an initial exercise price of $2.00 per share.

      In August 2003, we entered into an agreement with MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes") whereby MacAndrews & Forbes and its permitted assignees initially invested $1,000,000 in SIGA. On the date of the agreement, we received gross proceeds of $1,000,000 in exchange for 694,444 shares of our common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of common stock. The warrants have an initial exercise price of $2.00 per share and have a term of seven years. MacAndrews & Forbes and its permitted assignees also received an option, exercisable through October 13, 2003, to invest up to an additional $9,000,000 in SIGA on the same terms.

      In October 2003, MacAndrews & Forbes and its permitted assignees exercised their option to invest an additional $9,000,000 in SIGA in accordance with and subject to the terms and conditions of the agreement signed in August 2003, as amended in October 2003. Upon exercise of the option, we received gross proceeds of $2,159,405 in exchange for 1,499,587 shares of common stock at a price of $1.44 and warrants to purchase 749,794 shares of common stock. The warrants have an initial exercise price of $2.00 per share and a term of seven years. The sale of the remaining 4,750,413 shares of common stock and warrants to purchase 2,375,206 shares of common stock on the same terms is subject to shareholder approval. If the sale is approved by our shareholders, we will receive an additional $6,840,595 of gross proceeds from the investor and its permitted assignees. However, no assurances can be given that we will be able to obtain the necessary approval from our shareholders.

      We do not have commercial biomedical products, and we do not expect to have such products for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds to support operations for the next 12 months.

      Our biotechnology operations are run out of our research facility in Corvallis, Oregon and our bioinformatics activities are carried out at our office in San Diego, California. We continue to seek to fund a major portion of our ongoing vaccine and antibiotic programs through a combination of government grants and strategic alliances. While we have had success in obtaining strategic alliances and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

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

      Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. Milestones, which generally are related to substantial scientific or technical achievement, are recognized as revenue when the milestone is accomplished.

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

      Contractual obligations and commercial commitments

      The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

             Year ended December 31,

                     2003                $   45,883
                     2004                   193,237
                     2005                    86,398
                     2006                    87,737
                     2007                    94,921
                 Thereafter                  19,416
                                        -----------
                    Total               $   527,592
                                        ===========

Recent Accounting Pronouncements

In January of 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities have been termed by FIN 46 as variable interest entities (VIE). Once effective, FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of ARB Bulletin No. 51, "Consolidated Financial Statements", or (2) whether the variable-interest model under FIN 46 should be used to account for existing and new entities. FIN 46 includes guidance for identifying the enterprise that will consolidate a VIE, which is the enterprise that is exposed to the majority of an entity's risks or receives the majority of the benefits from an entity's activities. FIN 46 also requires that the enterprises that hold a significant variable interest in a VIE make new disclosures in their financial statements. The transitional disclosures of FIN 46, which are effective immediately, require an enterprise to identify the entities in which it holds a variable interest, if the enterprise believes that those entities might be considered VIEs upon the adoption of FIN 46. The implementation and remaining disclosure requirements of FIN 46 are effective immediately for VIEs created after January 31, 2003, and on the first reporting period ending after December 15, 2003 for all VIEs created before January 31, 2003. The Company does not hold any interests in VIEs that would require consolidation or additional disclosures.

In March of 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses how to determine whether a contractual arrangement involving multiple deliverables contains more than one accounting unit and how consideration should be measured and allocated to the separate accounting units. EITF No. 00-21 applies to all deliverables within contractually binding arrangements in all industries, except to the extent that a deliverable in a contractual arrangement is subject to other existing higher-level authoritative literature, and is effective for revenue arrangements entered into after July 1, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's consolidated results of operations or financial position.

Results of Operations

Three Months ended September 30, 2003 and September 30, 2002.

      Revenues from grants and research and development contracts were $176,342 for the three months ended September 30, 2003 compared to $89,738 for the three months ended September 30, 2002, a 97% increase. The revenue for the three months ended September 30, 2002 was comprised of funds received under a grant from a Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH). In addition to $59,000 in payments received under the SBIR grant, revenue in the current year three month period also included a payment of $40,000 under a subcontract with Oregon State University and revenue of $77,342 for work performed under a contract with the U.S. Army to develop a drug for smallpox. The four year contract for $1.6 million began in January 2003.

      General and administrative expenses for the three months ended September 30, 2003 were $684,223, an increase of approximately 150% from an expense of $273,280 for the three months ended September 30, 2002. Approximately 50% of the increase was the result of higher investor and public relations costs associated with the most recent investment agreement, completion of the integration of Plexus and the cost of report filings with the SEC and other filings. In addition, there were higher payroll costs for the addition of Plexus personnel, amortization of certain intangible assets acquired in the Plexus transaction. For the three months ended September 30, 2002, we had no similar expenses. Furthermore, there were additional consulting expenses associated with our ongoing effort to market our product development programs to agencies of the federal government.

      Research and development expenses increased approximately 136% to $1,000,911 for the three months ended September 30, 2003 from $423,850 for the same period in 2002. The increase was primarily the result of the Plexus transaction and increased research and development activity in association with the U.S. Army grant and other product programs. Payroll increased approximately 115% to $431,560 for the three months ended September 30, 2003 from $201,202 for the prior year period. Lab supply expenses increased by approximately 100% to $105,852 for the three months ended September 30, 2003 from $52,858 for the three months ended September 30, 2002, as a result of work on the SBIR grant and U.S. Army contract. Sponsored research increased approximately $91,000 for support of former Plexus programs in universities in Denmark. Travel expenses were approximately $45,000 higher in the period ended September 30, 2003 as a result of travel associated with administering our agreement with TransTech Pharma, Inc. ("TransTech") and integration costs associated with the Plexus transaction. For the three months ended September 30, 2003 there was a non-cash charge of $108,104 for amortization of certain intangible assets acquired from Plexus. No such costs were incurred in the prior year period.

      All of our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trials. At this stage of development, we can not make estimates of the potential cost for any program to be completed or the time it will take to complete the project. For the three months ended September 30, 2003, excluding non-cash and other charges, we estimate that approximately $320,000, or 40% of the research and development effort was for the smallpox antiviral. Approximately $200,000 (25%) was spent on the DegP anti-infective, approximately $120,000, (15%) on the smallpox vaccine, approximately $80,000 (10%) on the SARS vaccine and approximately $80,000 on all other programs. For the three months ended September 30, 2002 we spent approximately $124,000 on the Strep vaccine which represents approximately 35% of the cost incurred for the period, approximately $70,000 (20%) was spent in connection on the DegP anti-infective, approximately $70,000 (20%) on the smallpox antiviral, approximately $53,000 (15%) on other vaccines and the remaining $35,000 on other anti-infectives. Additionally, a number of our research programs are being developed in collaboration with TransTech under the agreement signed with them in October 2002. Currently we are working with TransTech on our smallpox and SARS anti-viral products and our DegP broad spectrum antibiotic. There is a high risk of non-completion of any program because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

      Patent preparation fees for the three months ended September 30, 2003 were $65,003 compared to $26,918 for the three months ended September 30, 2002. The approximate 141% increase was the result of additional patent expenses of Plexus and increased costs related to maintaining patents in certain foreign countries.

      Total operating loss for the three months ended September 30, 2003 was $1,573,795 an approximate 148% increase from the $634,310 loss incurred for the three months ended September 30, 2002. The increase in the loss is the result of higher operating expenses as presented in more detail above, partially offset by increased revenue.

      Interest income, net was $3,336 for the three months ended September 30, 2003 compared to income of $4,672 for the three months ended September 30, 2002. The decrease was the result of lower cash balances in the current year period.

Nine Months ended September 30, 2003 and September 30, 2002.

      Revenues from grants and research and development contracts were $625,016 for the nine months ended September 30, 2003 compared to $229,057 for the nine months ended September 30, 2002, an approximate 173% increase. Revenues for the nine months ended September 30, 2003 included revenue of $351,433 under the SBIR grant from the NIH as well as $226,804 of revenue received for work performed under a contract with the U.S. Army to develop a drug for smallpox. The four year contract for $1.6 million began in January 2003. For the nine months ended September 30, 2002 the principal sources of revenue were $149,057 from the SBIR grant that we received from the NIH and $75,000 from work performed under a sub-contract with Oregon State University.

      General and administrative expenses for the nine months ended September 30, 2003 were $1,993,007, an increase of approximately 55% from the prior year period expense of $1,282,040. The increase was the result of incurring approximately $105,000 in non-cash expenses for the amortization of certain intangible assets associated with the acquisition of substantially all the assets of Plexus, approximately $200,000 in consulting expenses associated with our ongoing effort to market our product development programs to agencies of the federal government and approximately $160,000 in expenses associated with the cost of integration of the Plexus operation including the addition of certain Plexus employees to our payroll. We also incurred higher costs for various filings with the SEC.

      Research and development expenses increased approximately 78% to $2,121,154 for the nine months ended September 30, 2003 from $1,194,453 for the same period in 2002. Payroll increased from $541,527 for the first nine months of 2002 to $1,010,585 for the nine month period of the current year, an increase of approximately 86%. The increase was the result of the addition of certain former Plexus employees to our staff, as well as an increase staffing to service the SBIR grant and the U.S. Army contract. The current nine month period included approximately $133,000 in non-cash charges for the amortization of certain intangible assets acquired in the Plexus transaction. No such charge was incurred in the prior year period. Lab supply expenses increased by approximately 91% from $152,559 for the nine months ended September 30, 2002 to $291,004 for the nine months ended September 30, 2003 as a result of the increased activity associated with the SBIR grant and the U.S. Army contract as well as expenses associated with Plexus. Travel expenses were approximately $92,000 higher in the nine month period ended September 30, 2003 as the result of travel costs associated with administering our agreement with TransTech and the integration costs associated with the Plexus transaction. Sponsored research expense increased by approximately $72,000 for the nine months ended September 30, 2003 compared to the prior year period as a result of payments made to universities in connection with the continuation of former Plexus research and development programs.

      All of our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trials. At this stage of development, we can not make estimates of the potential cost for any program to be completed or the time it will take to complete the project. For the nine months ended September 30, 2003, excluding non-cash and other charges, we estimate that we spent approximately $510,000 for the development of the smallpox antiviral, approximately $375,000 on the strep vaccine, approximately $390,000 on the DegP anti-infective, approximately $260,000 on other vaccines, approximately one half of which was for the smallpox vaccine and $80,000 on the SARS antiviral. For the nine months ended September 30, 2002 we estimate that we incurred expenses, excluding non-cash and other charges of approximately $340,000 for the strep vaccine program, approximately $146,000 for both the smallpox antiviral and the DegP anti-infective, approximately $145,000 on all other vaccine programs and approximately $95,000 on all other anti-infective programs. A number of our research programs are being developed in collaboration with TransTech under an agreement signed with them in October 2002. Currently we are working with TransTech on our smallpox and SARS anti-viral products and our DegP broad spectrum anti-biotic. There is a high risk of non-completion of any program because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we can not be certain if they will ever occur.

      Patent preparation fees for the nine months ended September 30, 2003 were $187,109 compared to $72,332 for the nine months ended September 30, 2002. The approximate 159% increase was the result of additional patent expenses of Plexus and increased costs related to maintaining patents in certain foreign countries.

      Total operating loss for the nine months ended September 30, 2003 was $3,676,254 an approximate 58% increase from the $2,319,768 loss incurred for the nine months ended September 30, 2002. The increase in the loss is the result of higher operating expenses as presented in more detail above, partially offset by increased revenue.

      Interest income, net was $13,048 for the nine months ended September 30, 2003 compared to income of $26,447 for the nine months ended September 30, 2002. The decrease was the result of lower cash balances in the current year period.

      Liquidity and Capital Resources

      As of September 30, 2003, we had $1,156,821 in cash and cash equivalents.

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

      In June 2003, the Company raised gross proceeds of $1.5 million in a private offering of 1,250,000 shares of common stock. In connection with the offering the Company issued warrants to purchase 625,000 shares of the Company's common stock to placement agents. The warrants are exercisable at a price of $2.00 per share and have a term of five years.

      In August 2003, we entered into an agreement with MacAndrews & Forbes whereby MacAndrews & Forbes and its permitted assignees initially invested $1,000,000 in SIGA. On the date of the agreement, we received gross proceeds of $1,000,000 in exchange for 694,444 shares of our common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of common stock. The warrants have an initial exercise price of $2.00 per share and have a term of seven years. MacAndrews & Forbes and its permitted assignees also received an option, exercisable through October 13, 2003, to invest up to an additional $9,000,000 in SIGA on the same terms.

      In October 2003, MacAndrews & Forbes and its permitted assignees exercised their option to invest an additional $9,000,000 in SIGA under the terms of the agreement signed in August, as amended in October 2003. Upon exercise of the option we received gross proceeds of $2,159,405 in exchange for 1,499,587 shares of common stock at a price of $1.44 and warrants to purchase 749,794 shares of common stock. The warrants have an initial exercise price of $2.00 per share and a term of seven years. The sale of the remaining 4,750,413 shares of common stock and warrants to purchase 2,375,206 shares of common stock on the same terms is subject to shareholder approval. If the sale is approved by our shareholders, we will receive an additional $6,840,595 of gross proceeds from the investor. However, no assurances can be given that we will be able to obtain the necessary approval from our shareholders.

      We have incurred cumulative net losses and expect to incur additional losses to perform further research and development activities. We do not have commercial biomedical products and management believes that we will need additional funds to complete the development of our biomedical products. Management's plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although, management continues to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us.

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures for the next 12 months. Capital expenditures for the next nine months are expected to not be material. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms.

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

Item 3. Controls and Procedures

      As of the end of the fiscal quarter ended September 30, 2003, the Company's management, including the Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective for recording, processing, summarizing and reporting information that the Company is required to disclose in reports filed under the Securities and Exchange Act of 1934, as amended.

      There have been no significant changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act, as amended) or in other factors during the fiscal quarter ended September 30, 2003, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

        4(k) Form of Warrant, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes") (filed as Exhibit 4(k) to the Company's Current Report on Form 8-K filed on August 18, 2003, and incorporated herein by reference).

        4(l) Registration Rights Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes (filed as Exhibit 4(l) to the Company's Current Report on Form 8-K filed on August 18, 2003, and incorporated herein by reference).

        10(fff) Securities Purchase Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes (filed as Exhibit 4(k) to the Company's Current Report on Form 8-K filed on August 18, 2003, and incorporated herein by reference).

        31 Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32 Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

        (1) On July 10, 2003, the Company filed a Current Report on Form 8-K, dated May 14, 2003, pursuant to which the Company (i) reported under Item 5, the consummation of its acquisition of substantially all of the assets of Plexus Vaccine Inc. ("Plexus") and its private placement of 1,250,000 shares of common stock and warrants to purchase 625,000 shares of common stock, and (ii) provided under Item 7 an unaudited pro forma balance sheet to illustrate such acquisition and private placement as if they occurred on May 31, 2003.

        (2) On July 11, 2003, the Company filed a Current Report on Form 8-K, dated July 10, 2003, pursuant to which the Company reported under Item 5 that the Company issued a press release announcing its receipt, on July 10, 2003, of a proposal for an investment in SIGA of up to an aggregate amount of $10 million from MacAndrews & Forbes.

        (3) On July 22, 2003, the Company filed Amendment No. 1 to Current Report on Form 8-K/A, dated May 23, 2003, pursuant to which the Company provided under Item 7 the following financial information: (i) Consolidated Balance Sheets of Plexus as of March 31, 2003 (unaudited), December 31, 2002 and December 31, 2001, (ii) Consolidated Statements of Operations of Plexus for the three months ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited), for the year ended December 31, 2002 and for the period from April 27, 2001 (inception) to December 31, 2001,
                (iii) Consolidated Statements of Stockholders' (Deficit) Equity of Plexus as of March 31, 2003 (unaudited), December 31, 2002 and December 31, 2001 and (iv) Consolidated Statements of Cash Flows of Plexus for the three months ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited), for the year ended December 31, 2002 and for the period from April 27, 2001 (inception) to December 31, 2001.

        (4) On August 18, 2003, the Company filed a Current Report on Form 8-K, dated August 13, 2003, pursuant to which the Company reported under Item 5 that on August 13, 2003, the Company entered into a definitive purchase agreement with MacAndrews & Forbes, pursuant to which MacAndrews & Forbes (i) invested $1,000,000 in the Company in exchange for an aggregate of 694,444 shares of common stock and warrants to purchase an additional 347,222 shares of common stock and (ii) was granted an option, exercisable through October 13, 2003, and, if required, subject to shareholder approval, to make additional investments in the Company of up to $9,000,000 in exchange for up to an additional 6,250,000 shares of common stock and warrants to purchase up to an additional 3,125,000 shares of common stock.

        (5) On September 5, 2003, the Company filed Amendment No. 2 to Current Report on Form 8-K/A, dated May 23, 2003, pursuant to which the Company provided under Item 7 the following financial information: (i) Unaudited Pro Forma Statement of Operations for the Company and Plexus for the six months ended June 30, 2003, and (ii) Unaudited Pro Forma Statement of Operations for the Company and Plexus for the year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SIGA Technologies, Inc.
                                               (Registrant)


     Date: November 14, 2003           By: /s/ Thomas N. Konatich
                                           ----------------------
                                               Thomas N. Konatich
                                               Chief Financial Officer
                                               (Principal Accounting Officer and
                                               Financial Officer and Vice
                                               President, Finance)