Form 10KSB
period 2003-12-31
SIGA TECHNOLOGIES INC
filed 2004-03-30
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                          (Commission File No. 0-23047)
December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 22, 2004 as reported on the Nasdaq SmallCap Market was approximately $33,573,348. As of March 22, 2004 the registrant had outstanding 23,427,264 shares of common stock. For the year ended December 31, 2003 SIGA had revenues of $731,743.

================================================================================

                             SIGA Technologies, Inc.

                                   Form 10-KSB

                                Table of Contents

                                                                                                        Page No.
PART I

Item 1.   Business ...................................................................................    2

Item 2.   Properties .................................................................................   15

Item 3.   Legal Proceedings ..........................................................................   15

Item 4.   Submission of Matters to a Vote of Security Holders ........................................   15

PART II

Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters ......................   17

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations ......   18

Item 7.   Financial Statements and Supplementary Data ................................................   35

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......   35

Item 8A.  Controls and Procedures.....................................................................   35

PART III

Item 9.   Directors and Executive Officers of the Registrant .........................................   36

Item 10.  Executive Compensation .....................................................................   39

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
          Matters ....................................................................................   42

Item 12.  Certain Relationships and Related Transactions .............................................   44

PART IV

Item 13.  Exhibits, Material Agreements and Reports on Form 8-K ......................................   45

Item 14.  Principal Accountant Fees and Services .....................................................   48

SIGNATURES ...........................................................................................   50

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

Introduction

      SIGA is a biotechnology company incorporated in Delaware on December 9, 1996. We aim to discover, develop and commercialize novel anti-infectives, antibiotics and vaccines for serious infectious diseases, including products for use in defense against biological warfare agents such as Smallpox. We are developing a technology for the mucosal delivery of our vaccines which may allow the vaccines to activate the immune system at the mucus lined surfaces of the body -- the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts -- the sites of entry for most infectious agents. Our anti-infectives program are aimed at the increasingly serious problem of drug resistance. These programs are designed to block the ability of bacteria to attach to human tissue, the first step in the infection process.

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

      Unlike conventional antibiotics, our anti-infectives approaches aim to block the ability of pathogenic bacteria to attach to and colonize human tissue, thereby preventing infection at its earliest stage. Our scientific strategy is to inhibit the expression of bacterial surface proteins required for bacterial infectivity. We believe that this approach has promise in the areas of hospital-acquired drug-resistant infections and a broad range of other diseases caused by bacteria.

      Many special surface proteins used by bacteria to infect the host are anchored in the bacterial cell wall. Scientists at The Rockefeller University ("Rockefeller") have identified an amino acid sequence and related enzyme, a selective protease, that are essential for anchoring proteins to the surface of most Gram-positive bacteria.

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

      In contrast to the above program, which focuses on Gram-positive bacteria, our pilicide program, based upon initial research performed at Washington University in St. Louis ("Washington University"), focuses on a number of new and novel targets all of which impact on the ability of Gram-negative bacteria to assemble adhesive pili on their surfaces. Pili are proteins on the surfaces of Gram-negative bacteria -- such as E. coli, salmonella, and shigella -- that are required for the attachment of the bacteria to human tissue, the first step in the infection process. This research program is based upon the well-characterized interaction between a periplasmic protein -- a chaperone -- and the protein subunits required to form pili. In addition to describing the process by which chaperones and pili subunits interact, we have developed the assay systems necessary to screen for potential therapeutic compounds, and have provided an initial basis for selecting novel antibiotics that work by interfering with the pili adhesion mechanism.

      Vaccine Technologies: Mucosal Immunity and Vaccine Delivery

      Using proprietary technology licensed from Rockefeller, SIGA is developing certain commensal bacteria ("commensals") as a means to deliver mucosal vaccines. Commensals are harmless bacteria that naturally inhabit the body's surfaces with different commensals inhabiting different surfaces, particularly the mucosal surfaces. Our vaccine candidates use genetically engineered commensals to deliver antigens for a variety of pathogens to the mucosal immune system. When administered, the genetically engineered commensals colonize the mucosal surface and replicate. By activating a local mucosal immune response, our vaccine candidates are designed to prevent infection and disease at the earliest possible stage. By comparison, most conventional vaccines are designed to act after infection has already occurred.

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

o Potential for combined vaccine delivery: The Children's Vaccine Initiative, a worldwide effort to improve vaccination of children sponsored by the World Health Organization (WHO), has called for the development of combined vaccines, specifically to reduce the number of needle sticks per child, by combining several vaccines into one injection, thereby increasing compliance and decreasing disease. We believe our commensal delivery technology can be an effective method of delivery of multi-component vaccines within a single commensal organism that address multiple diseases or diseases caused by multiple strains of an infectious agent.

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

Product Candidates and Market Potential

      Biological Defense Program. The U.S. government's proposed budget for the Department of Homeland Security (the "DHS") for the fiscal year beginning October 1, 2005 includes $2.5 billion of federal spending on Project BioShield. In addition to contributing funds to the DHS, the Department of Defense will be looking for innovative approaches to the prevention and treatment of biological warfare agents. One of the major concerns is Smallpox -- although declared extinct in 1980 by the World Health Organization, there is a threat that a rogue nation or a terrorist group may have an illegal inventory of the virus that causes Smallpox. The only legal inventories of the virus are held under extremely tight security at the Centers for Disease Control and Prevention (the "Centers for Disease Control") in Atlanta, Georgia and at a laboratory in Russia. As a result of this threat, the U.S. government has announced its intent to make significant expenditures on finding a way to counteract the virus if turned loose by terrorists or on a battlefield. The Congressional Budget Office (the "CBO") reported that the DHS projects the acquisition of 60 million doses of new Smallpox vaccines over a three year period, commencing 2005. At an estimated $15 per dose, the cost would be approximately $900 million. Further the CBO reports that the DHS will spend an additional $1 billion to replace expired stocks in the 2007-2013 period.

      The FDA has amended its regulations, effective June 30, 2002, so that certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear substances may be approved for use in humans based on evidence of effectiveness derived only from appropriate animal studies and any additional supporting data. We believe that this change could make it possible for us to have potential products in animal models approved for sale within a relatively short time frame if our programs are successful. Our Chief Scientific Officer, Dennis Hruby, has over 20 years experience working on Smallpox-related research and has been leading a SIGA/Oregon State University consortium working on an antiviral drug development project for the past two years.

      SIGA Biological Warfare Defense Product Portfolio

      Bacterial Commensal Vectors: Our scientists have developed methods that allow essentially any gene sequence to be expressed in GRAS gram-positive bacteria, with the foreign protein being displayed on the surface of the live recombinant organisms. Since these organisms are inexpensive to grow and are very stable, this technology affords the possibility of rapidly producing live recombinant vaccines against any variety of biological agents that might be encountered, such as Bacillus anthracis (anthrax) or Smallpox.

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

      Antibiotics: To combat the problems associated with emerging antibiotic resistance, our scientists are developing drugs designed to hit a new target - the bacterial adhesion organelles. Specifically, by using novel enzymes required for the transport and/or assembly of the proteins and structures that bacteria require for adhesion or colonization, we are developing new classes of broad spectrum antibiotics. This may prove invaluable in providing prompt treatment to individuals encountering an unknown bacterial pathogen in the air or food supply.

      Anti-Smallpox Drugs: While deliberate introduction of any pathogenic agent would be devastating, we believe the one that holds the greatest potential for harming the general U.S. population is Smallpox. At present there is no effective drug with which to treat or prevent Smallpox infections. To address this serious risk, our scientists have identified two key Smallpox proteinases and are using their expertise in the design of proteinase inhibitors to attempt to develop an effective antiviral drug that could treat a Smallpox infection.

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

      Gram-Positive Antibiotic Technology. Our lead anti-infectives program is based on a novel target for antibiotic therapy. Our founding scientists have identified an enzyme, a selective protease, used by most Gram-positive bacteria to anchor certain proteins to the bacterial cell wall. These surface proteins are the means by which certain bacteria recognize, adhere to and colonize specific tissue. Our strategy is to develop protease inhibitors as novel antibiotics. We believe protease inhibitors will have wide applicability to Gram-positive bacteria in general, including antibiotic resistant staphylococcus and a broad range of serious infectious diseases including meningitis and respiratory tract infections. In 1997, we entered into a collaborative research and license agreement with Wyeth to identify and develop protease inhibitors as novel antibiotics. In the first quarter of 2001, we received a milestone payment from Wyeth for delivery of the first quantities of protease for screening, and high-throughput screening for protease inhibitors was initiated. In connection with our effort on this program we have entered into a license agreement with the University of California at Los Angeles for certain technology that may be incorporated into our development of products for Wyeth. High throughput screening of compound libraries has been completed and lead compounds are currently being evaluated in the laboratory and in animals.

      Gram-Negative Antibiotic Technology. In 1998, we entered into a set of technology transfer and related agreements with MedImmune, Inc., Astra AB and Washington University, pursuant to which we acquired rights to certain Gram-negative antibiotic targets, products, screens and services developed at Washington University. In February 2000, we ended our collaborative research and development relationship with Washington University on this technology. (See "Collaborative Research and Licenses"). We maintain a non-exclusive license to technology acquired through these related agreements. We are using this technology in the development of antibiotics against Gram-negative pathogens. As described above, these bacteria use structures called pili to adhere to target tissue, and we plan to exploit the assembly and export of these essential infective structures as novel anti-infective targets. We continue to work on enhancing the intellectual property that we jointly share with Washington University.

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

      Our scientists recently demonstrated that the DegP protease is conserved in Gram-positive pathogens, including S. pyogenes, S. pneumoniae, S. mutans and
S. aureus. Moreover, our investigators have shown a conservation of function of this important protease in Gram-positive pathogens and believe that DegP represents a true broad-spectrum anti-infective development target. Our research has uncovered a virulence-associated target of the DegP protease that will be used to design an assay for high-throughput screening for the identification of lead inhibitors of this potentially important anti-infective target.

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

      One application of our technology is the development of live vaccines that are delivered to a specific mucosal niche where they can colonize and thereby present antigens to the immune system and produce local immunity at the site where the corresponding pathogen may attempt to enter. Since the proprietary expression pathway that we use is conserved in essentially all Gram-positive bacteria, this should allow the same strategy to be employed in the development of veterinary vaccines. A commensal bacterium can be isolated from the mucosa of the target species, engineered to express a desired antigen and then reintroduced to the species in order to produce immunity against subsequent infection by the corresponding pathogen. Examples of potential targets for this technology in the area of animal health include prevention of salmonid aquaculture disease problems or canine papilloma virus infections.

      Mucosal Vaccines

      Development of our mucosal vaccine candidates involves: (i) identifying a suitable immunizing antigen from a pathogen; (ii) selecting a commensal that naturally colonizes the mucosal point of entry for that pathogen; and (iii) genetically engineering the commensal to express the antigen on its surface for subsequent delivery to the target population.

      Strep Throat Vaccine Candidate. Until the age of 15, many children suffer from recurrent strep throat infections. Up to three percent of ineffectively treated strep throat cases progress to rheumatic fever, a debilitating heart disease, which worsens with each succeeding streptococcal infection. Since the advent of penicillin therapy, rheumatic fever in the United States has experienced a dramatic decline. However, in the last two decades, rheumatic fever has experienced a resurgence in the United States. Part of the reason for this is the latent presence of this organism in children who do not display symptoms of a sore throat, and, therefore, remain untreated and at risk for development of rheumatic fever. Based on data from the Centers for Disease Control and Prevention, there are five to 10 million cases of pharyngitis due to group A streptococcus in the United States each year. There are over 32 million children in the principal age group targeted by us for vaccination. Worldwide, it is estimated that one percent of all school age children in the developing world have rheumatic heart disease. Additionally, despite the relative ease of treating strep throat with antibiotics, the specter of antibiotic resistance is always present. In fact, resistance to erythromycin, the second line antibiotic in patients allergic to penicillin, has appeared in a number of cases.

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

      SIGA has taken a parallel vaccine development track with two formulations of the cross-protective streptococcal antigen. One approach expresses the strep throat antigen on the surface of the commensal bacterium, Streptococcus gordonii, which lives on the surface of the teeth and gums. Pre-clinical research in mice and rabbits has established the ability of this vaccine candidate to colonize and induce both a local and systemic immune response. The other candidate uses a subunit (purified protein) approach, in which the antigen is delivered intranasally with a mucosal adjuvant (enhances the immune response). Like the commensal approach, the subunit approach has provided significant protection in mice from challenges by multiple serotypes. We are collaborating with the National Institutes of Health ("NIH") and the University of Maryland Center for Vaccine Development on the clinical development of this vaccine candidate. In cooperation with the NIH we filed an Investigational New Drug Application ("IND") with the United States Food and Drug Administration (the "FDA") in December 1997. The first stage of these clinical trials, using the commensal delivery system without the strep throat antigen, were completed at the University of Maryland in 2000. The study showed the commensal delivery system to be well-tolerated and that it spontaneously eradicated or was easily eradicated by conventional antibiotics. A second clinical trial of the commensal delivery system without the strep throat antigen was initiated in 2000 at the University of Maryland. The study was completed in January 2002 and the results corroborated the results of the earlier study regarding tolerance and spontaneous eradication. Further development continues principally on the subunit approach, which is currently in pre-clinical studies.

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

      STD Vaccine Candidates. One of the great challenges in vaccine research remains the development of effective vaccines to prevent sexually transmitted diseases ("STDs"). Two principal pathogens that are transmitted via this route are chlamydia, the most common bacterial STD, and Neisseria, the causative agent of gonorrhea. To date, a great deal of effort has been expended, without appreciable success, to develop effective injectable prophylactic vaccines versus these pathogens. Given that both of these pathogens enter the host through the mucosa, we believe that induction of a vigorous mucosal response to certain bacterial antigens may protect against acquisition of the initial infection. To test this hypothesis, we have expressed newly discovered antigens from these pathogens in our proprietary mucosal vaccine delivery system. These live genetically engineered vaccines will be delivered to animals and tested for local and systemic immune response induction, and whether these responses can block subsequent bacterial infections. We have licensed technology from Oregon State University and Washington University in support of our chlamydia and Neisseria programs, respectively. In February 2000 we entered into an option agreement with the Ross Products Division of Abbott Laboratories ("Ross"), which will provide funding for further development of an STD vaccine product. The original research program was completed in late 2001 and additional work was performed into 2003, however the additional work could not be completed due to the inability of one of our sub-contractors to perform. As a result, we gave Ross notice of termination on January 26, 2004 and all rights to the technology reverted to us.

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

      The target population for STD vaccines is likely to be 12 to 18 years of age. There are currently 27.5 million such individuals in the U.S., with around 4 million entering this age group annually. Once again, assuming $25 per dose and three doses to complete immunization, there could be a potential market for a C. trachomatis vaccine of $2 billion to immunize the entire U.S. population of 12 to 18 year olds and, thereafter, $300 million per year to maintain immunization in those entering this age group.

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

      Immunological Bioinformatics

      With our acquisition of substantially all the assets of Plexus Vaccine Inc. a California corporation, on May 23, 2003, we believe that we possess rational vaccine design capability with which to develop both therapeutic and prophylactic vaccines against either traditional human health threats or agents of biological warfare. This capability includes an artificial neural net algorithm intended for the analysis of genomic sequences and the prediction of human T-call epitopes, and structural biology modeling intended for the identification of B-cell epitopes and their delivery in virus like particles. As proof-of-principle, we are employing these technologies to formulate and test a vaccine candidate for severe acute respiratory syndrome, or SARS.

Collaborative Research and Licenses

      We have entered into the following license agreements and collaborative research arrangements:

      Rockefeller University. In accordance with an exclusive worldwide license agreement with Rockefeller, we have obtained the right and license to make, use and sell mucosal vaccines based on gram-positive organisms and products for the therapy, prevention and diagnosis of diseases caused by streptococcus, staphylococcus and other organisms. The license covers two issued U.S. patents and one issued European patent, as well as 11 pending U.S. patent applications and corresponding foreign patent applications. The issued United States patents expire in 2005 and 2014, respectively. The agreement generally requires us to pay royalties on sales of products developed from the licensed technologies, and fees on revenues from sublicensees, where applicable, and we are responsible for the costs of filing and prosecuting patent applications. The agreement also requires us to pay 15% of certain milestone payments we receive from Wyeth to Rockefeller, if any, under our collaborative and license agreement with Wyeth. Accordingly, under the agreement, which is our only agreement that requires us to make milestone payments, we could be required to make milestone payments to Rockefeller of up to an aggregate amount of approximately $1.1 million. To date, we have not received any milestone payments from Wyeth that would require us to make a payment to Rockefeller. The primary potential products from this collaboration are the strep vaccine and the broad spectrum antibiotic. Under the agreement, we paid the university approximately $850,000 to support research at Rockefeller. The agreement to fund research has ended and no payments have been made to the university since the year ended December 31, 1999. Under the agreement we are obligated to pay Rockefeller a royalty on net sales by SIGA at rates between 2.5% and 5% depending on product and amount of sales. On sales by any sub-licensee, we will pay Rockefeller a royalty of 15% of anything we receive. The term of the agreement is for the duration of the patents licensed. As we do not currently know when any patents pending or future patents will expire, we cannot at this time determine the term of this agreement. At the end of that term of the agreement, we have the right to continue to practice the then existing technical information as a fully paid, perpetual license. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are compliant in all our obligations under the agreement.

      Oregon State University. Oregon State University ("OSU") is also a party to our license agreement with Rockefeller, whereby we have obtained the right and license to make, use and sell products for the therapy, prevention and diagnosis of diseases caused by streptococcus. Pursuant to a separate research support agreement with OSU, we provided funding for sponsored research through December 31, 1999, with exclusive license rights to all inventions and discoveries resulting from this research. At this time, no additional funding is contemplated under this agreement, however, we retain the exclusive licensing rights to the inventions and discoveries that may arise from this collaboration. The term of the agreement is for the duration of the patents licensed. As we do not currently know when any patents pending or future patents will expire, we cannot at this time determine the term of this agreement. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are compliant in all our obligations under the agreement.

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

      In September 2000, we entered into a subcontract with OSU. The contract is for a project which is targeted towards developing novel antiviral drugs capable of preventing disease and pathology for Smallpox in the event this pathogen were to be used as an agent of bioterrorism. The project is being funded by a grant from the NIH. The basic virology aspects of the project will be conducted at OSU and the drug development will be performed by us under the subcontract. The budget for the subcontract work will be negotiated on a year by year basis with OSU depending on the progress of the program and funding available. In the year ended December 31, 2001 we recognized revenue of $15,000. On October 5, 2001 the agreement was extended through August 31, 2002. For the period ended December 31, 2002 we recognized $75,000 in revenue. The agreement was extended again through August 31, 2003. The sub-contract is on a year to year renewal. Through December 31, 2003 we received a total of $130,000 under the agreement. During the year ended December 31, 2003 work under the subcontract was completed.

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

      In May, August and September 2000, we were awarded three Phase I Small Business Innovation Research ("SBIR") grants from the NIH in the amounts of $26,000, $96,000 and $125,000 respectively. The grants were for the periods May 3, 2000 to August 31, 2000, August 1, 2000 to January 31, 2001, and September 15, 2000 to March 14, 2001 respectively, and supported our antibiotic and vaccine development programs. In June 2002, we received a Phase II SBIR grant for approximately $865,000. The grant was for the two year period beginning June, 1, 2002 and ending May 31, 2004. For the years ending December 31, 2003 and, 2002, we have recognized revenue from the grants of $388,000 and $270,000, respectively.

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

      Abbott Laboratories. In March 2000, we entered into an agreement with the Ross Products Division of Abbott Laboratories ("Ross"). The agreement grants Ross an exclusive option to negotiate an exclusive license to certain SIGA technology and patents in addition to certain research development services. In exchange for research services and the option, Ross was obligated to pay us $120,000 in three installments of $40,000. The first payment of $40,000 was received in March 2000 and was recognized ratably, over the term of the arrangement. The remaining installments are contingent upon meeting certain milestones under the agreement and will be recognized as revenue upon completion and acceptance of such milestones. The first milestone was met, and we received an additional payment of $40,000 in the quarter ended September 30, 2000. During the years ended December 31, 2001 and 2000, we recognized revenue in the amount of $45,000 and $80,000, respectively. The development agreement was for the sexually transmitted disease product opportunity. The research program was completed in late 2001 and additional work was performed into 2003, however the additional work could not be completed due to the inability of one of our sub-contractors to perform. As a result, we gave Ross notice of termination on January 26, 2004 and all rights to the technology reverted to us.

      Regents of the University of California. In December 2000, we entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California ("Regents"). Under the license agreement we obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. As of December 31, 2003 we have made payments of approximately $80,625 under the license. In the event that we sub-license the license, we must pay Regents 15% of all royalty payments made to SIGA. Under the agreement, we will also pay Regents 15% of all royalties received from Wyeth. The agreement applies to the gram positive product opportunity and our collaborative agreement with Wyeth. The term of the agreement is until the expiration of the last-to-expire patent licensed under this agreement. The agreement may be terminated by Regents if we default on any of our obligations, the agreement with Wyeth is terminated and a substitute agreement is not entered into or if we give notice that we do not intend to make product from the licensed technology. We have currently met all our obligations under this agreement.

      TransTech Pharma, Inc. In October 2002, we entered into a drug discovery collaboration agreement with TransTech Pharma, Inc. ("TransTech Pharma"). Under the agreement, SIGA and TransTech Pharma collaborate on the discovery, optimization and development of lead compounds to therapeutic agents. The costs of development are shared. SIGA and TransTech Pharma would share revenues generated from licensing and profits from any commercialized product sales. The agreement will be in effect until terminated by the parties or upon cessation of research or sales of all products developed under the agreement. If the agreement is terminated, relinquished or expires for any reason certain rights and benefits will survive the termination. Obligations not expressly indicated to survive the agreement will terminate with the agreement. No revenues were recognized in 2003 and 2002 from this collaboration.

Intellectual Property and Proprietary Rights

      Protection of our proprietary compounds and technology is essential to our business. Our policy is to seek, when appropriate, protection for our lead compounds and certain other proprietary technology by filing patent applications in the United States and other countries. We have licensed the rights to seven issued U.S. patents and three issued European patents. These patents have varying lives and they are related to the technology licensed from Rockefeller University for the Strep and Gram-positive products. We have two additional patent applications in the U.S. and two applications in Europe relating to this technology. We are joint owner with Washington University of seven issued patents in the U.S. and two in Europe. In addition, there are four co-owned U.S. patent applications. These patents are for the technology used for the gram-negative product opportunities. We are also exclusive owner of one U.S. patent and one PCT application that relates to our DegP product opportunities.

      The following are our patent positions as of December 31, 2003.

------------------------------------------------------------------------------------------------------------------
                                                     Number
                                                   Exclusively
                                        Number      Licensed      Number
                           Number         Co-      from Univ.   Exclusively
                        Exclusively   Exclusively      of        Licensed
                          Licensed     Licensed    Copenhagen      from        Number
                            from         with      and Danish     Oregon     Exclusively    Number        Patent
                        Rockefeller   Washington    Technical      State      Licensed     Owned by     Expiration
       PATENTS             Univ.         Univ.     University   University    from UCLA      SIGA         Dates
------------------------------------------------------------------------------------------------------------------
                                                                                                          2013,
                                                                                                        2014 (3),
                                                                                                        2015 (4),
         U.S.                7             7                                                   1        2016 (2),
                                                                                                          2017,
                                                                                                        2019 (2),
                                                                                                        2020,2021
------------------------------------------------------------------------------------------------------------------
                                                                                                        2004,2009
                                                                                                        2014 (2),
      Australia              5             2                         1                                  2015,2016
                                                                                                        2019,2020
------------------------------------------------------------------------------------------------------------------
        Canada               3             1                                                            2004,2010
                                                                                                        2014,2019
------------------------------------------------------------------------------------------------------------------
                                                                                                        2004,2009
        Europe               3             2                                                            2010,2014
                                                                                                           2020
------------------------------------------------------------------------------------------------------------------
       Hungary               2                                                                          2013,2016
------------------------------------------------------------------------------------------------------------------
                                                                                                        2004 (2),
        Japan                4             2                                                            2010,2012
                                                                                                        2014,2020
------------------------------------------------------------------------------------------------------------------
        Mexico               1                                                                             2016
------------------------------------------------------------------------------------------------------------------
     New Zealand             1                                                                             2016
------------------------------------------------------------------------------------------------------------------

     APPLICATIONS

------------------------------------------------------------------------------------------------------------------
  U.S. applications          2             4            1            2            1            3
------------------------------------------------------------------------------------------------------------------
  U.S. provisionals                                                                            5
------------------------------------------------------------------------------------------------------------------
        Danish                                                                                 1
     provisionals
------------------------------------------------------------------------------------------------------------------
         PCT                                                         1                         3
------------------------------------------------------------------------------------------------------------------
      Australia              1                          1            1                         1
------------------------------------------------------------------------------------------------------------------
        China                1
------------------------------------------------------------------------------------------------------------------
        Canada               3             1            1            1
------------------------------------------------------------------------------------------------------------------
        Europe               2                          1            1                         1
------------------------------------------------------------------------------------------------------------------
       Finland               1
------------------------------------------------------------------------------------------------------------------
        Japan                3                          1                                      1
------------------------------------------------------------------------------------------------------------------

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

Competition

      The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include most of the major pharmaceutical companies, which have financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors include Acambis, Bavarian Nordic AS, Corixa Corporation, Cubist Pharmaceuticals, Inc., Dynport Vaccine Company, Enanta Pharmaceuticals, Essential Therapeutics, Genesoft Pharmaceuticals, Genome Therapeutics Corporation, ID Biomedical Corporation, Microbiotix, Inc., Paratek Pharmaceuticals, Quorex

Pharmaceuticals, Theravance, Inc., Vircuron Pharmaceuticals, Inc., and ViroPharma, Inc. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. There can be no assurance that our competitors will not succeed in developing products that are more effective or less costly than any which are being developed by us or which would render our technology and future products obsolete and noncompetitive.

Human Resources and Facilities

      As of March 22, 2004 we had 27 full time employees. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be good.

Availability of Reports and Other Information

      Our website is www.siga.com. We make available on this website, free of charge, our annual, quarterly and current reports, corporate governance documents, including our code of ethics, and other documents filed by us with the Securities and Exchange Commission as soon as reasonably practicable after the filing date.

Item 2. Properties

      Our headquarters are located in New York City, our research and development facilities are located in Corvallis, Oregon and our bioinformatics operations are located in San Diego, CA. In New York, we lease approximately 1,600 square feet under a lease that expires in November 2007. In Corvallis, we lease approximately 10,000 square feet under a lease that expires in December 2004. In San Diego we have a sub-lease, renewable monthly for 1,800 feet of space.

Item 3. Legal Proceedings

      SIGA is not a party, nor is its property the subject of, any pending legal proceedings other than routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

      At our Annual Meeting of Stockholders held on January 8, 2004, our stockholders re-elected to our board each member of our board of directors and ratified our selection of independent auditors:

      The following nominees were elected to our board of directors upon the following votes:

      Director                           Votes For    Votes Withheld
      Donald G. Drapkin                 15,978,957         76,923
      Roger Brent, Ph.D                 15,978,957         76,923
      Charles Cantor, Ph.D              15,978,957         76,923
      Thomas E. Constance               15,344,878        711,002
      Bernard L. Kasten, Jr., M.D       15,957,957         97,923
      Eric A. Rose, M.D                 15,019,186      1,036,694
      Mehmet C. Oz, M.D                 14,774,323      1,281,557
      Michael A. Weiner                 15,590,741        465,119

      Our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003 by casting 15,976,115 votes in favor of this proposal, 45,165 votes against the proposal and 34,600 abstained.

      Our shareholders approved the completion of the sale of our common stock and warrants to MacAndrews & Forbes Holdings Inc. and approved affiliates by casting 6,538,691 votes in favor of this proposal, 224,874 votes against the proposal and 2,287,206 abstained.

      Our shareholders approved an amendment to the SIGA Technologies, Inc. Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan to increase the maximum number of shares of common stock available for issuance under the Plan from 7,500,000 to 10,000,000 by casting 7,786,536 votes in favor of this proposal, 1,208,639 votes against the proposal and 55,600 abstained.

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

                                   Price Range

      2002                                               High         Low
                                                         -----       -----
      First Quarter ..............................       $2.91       $2.01
      Second Quarter .............................       $2.63       $0.81
      Third Quarter ..............................       $1.39       $0.65
      Fourth Quarter .............................       $2.15       $0.65

      2003                                               High         Low
                                                         -----       -----
      First Quarter ..............................       $1.49       $1.02
      Second Quarter .............................       $1.91       $1.09
      Third Quarter ..............................       $2.13       $1.61
      Fourth Quarter .............................       $2.60       $1.80

      As of March 22, 2004, the closing bid price of our common stock was $2.28 per share. There were 107 holders of record as of March 22, 2004. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker "street names."

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

      In October 2003, MacAndrews & Forbes Holdings Inc. and its permitted assignees exercised their option to invest an additional $9,000,000 in us under the terms of the agreement signed in August 2003, as amended in October 2003. Upon exercise of the option we received gross proceeds of $2,159,405 in exchange for 1,499,587 shares of common stock at a price of $1.44 per share and warrants to purchase 749,794 shares of common stock. The warrants have an initial exercise price of $2.00 per share and a term of seven years. The sale of the remaining 4,750,413 shares of common stock and warrants to purchase 2,375,206 shares of common stock at an exercise price of $2.00 per share on the same terms was subject to shareholder approval. On January 8, 2004, at a meeting of shareholders, the transaction was approved, the additional $6,840,595 of gross proceeds were received and the common shares and warrants were issued.

      In August 2003, we entered into an agreement with MacAndrews & Forbes whereby MacAndrews & Forbes and its permitted assignees initially invested $1,000,000 in SIGA. Upon the consummation of the transaction, we received gross proceeds of $1,000,000 in exchange for 694,444 shares of our common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of common stock. The warrants have an initial exercise price of $2.00 per share and have a term of seven years. MacAndrews & Forbes and its permitted assignees also received an option, exercisable through October 13, 2003, to invest up to an additional $9,000,000 in SIGA on the same terms.

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

Overview

      Since our inception in December 1995, we have been principally engaged in the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as Smallpox. The effort to develop a drug for Smallpox is being aided by a $1.6 million contract with the U.S. Army which began in January 2003.

      We are developing technology for the mucosal delivery of our vaccines to activate the immune system at the mucus lined surfaces of the body, the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts, the sites of entry for most infectious agents. Our anti-infectives programs are aimed at the increasingly serious problem of drug resistance, and they are designed to block the ability of infectious agents to attach to human tissue, the first step in the infection process. In May 2003, we acquired substantially all the assets of Plexus Vaccine Inc. ("Plexus"). Plexus is a bioinformatics company that develops vaccines using its proprietary technology. The acquisition will expand our capabilities in biological warfare defense research and allow for the development of vaccines for Smallpox, anthrax, plague, botulism and other biological pathogens. The acquisition will also facilitate development of vaccines for traditional human health targets. This transaction will have an impact on our cash flows based on our ability to integrate the combined companies.

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

Significant Accounting Policies

      Financial Reporting Release No. 60, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 67 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

      Revenue Recognition

      The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and
(4) collectibility is reasonably assured. Under the provisions of SAB 101, the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. Milestones, which generally are related to substantial scientific or technical achievement, are recognized as revenue when the milestone is accomplished.

      Income Taxes

      Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. A full valuation has been taken on the deferred taxes as the Company has had recurring losses since inception and expects to have a net loss in the upcoming year.

      Business Combinations, Goodwill and Intangible Assets

      We account for business combinations in accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires business combinations completed after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill.

      We account for the impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment testing required under SFAS 142 requires management to make assumptions and judgments regarding the estimated fair value of the Company's goodwill. Such assumptions include the present value discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

      We account for the impairment of long-lived assets such as non-compete agreements and research contracts in accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. Changes in events or circumstances to the Company that may affect long-lived assets include cancellations or terminations of research contracts or pending government research grants.

      Contractual Obligations, Commercial Commitments and Purchase Obligations

      As of December 31, 2003, our purchase obligations were immaterial. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

                  Year ended December 31,

                           2004                             $ 193,237
                           2005                                86,398
                           2006                                87,737
                           2007                                94,921
                           2008                                19,416
                        Thereafter                                 --
                                                            ---------
                           Total                            $ 481,709
                                                            =========

Recent Accounting Pronouncements

      In December of 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

      In March of 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for revenue recognition purposes, and how consideration should be measured and allocated to the separate accounting units. EITF No. 00-21 applies to all deliverables within contractually binding arrangements in all industries, except to the extent that a deliverable in a contractual arrangement is subject to other existing higher-level authoritative literature. EITF No. 00-21 became effective for revenue arrangements entered into after July 1, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's financial position or results of operations.

      In December of 2003, the FASB revised its FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. A VIE is a legal structure for which the holders of a majority voting interest may not have a controlling financial interest in the legal structure. FIN 46R provides guidance for identifying those legal structures and provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in their financial statements. The Company is required to adopt the provisions of FIN 46R for its interim period ending March 31, 2004. The Company does not believe that it holds any interests in VIEs that would require consolidation or additional disclosures.

      In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement applies to certain financial instruments, including mandatorily redeemable financial instruments that, prior to SFAS No. 150 could have been accounted for as a component of equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are all mandatorily redeemable. SFAS No. 150 is effective for these financial instruments entered into or modified after May 31, 2003. For these financial instruments entered into before May 31, 2003, SFAS No. 150 became effective for the interim period beginning July 1, 2003. The Company does not hold any financial instruments that are within the scope of SFAS No. 150. Accordingly, SFAS No. 150 did not have a material effect on the Company's results of operations or financial position.

Results of Operations

Year ended December 31, 2003 and December 31, 2002

      Revenues from grants and research and development contracts were $731,743 for the year ended December 31, 2003 compared to $344,450 for the same period of 2002, an approximate 112% increase. The increase for the year ended December 31, 2003 from the prior year reflects $290,000 in revenue from the first year of our $1.6 million contract with the U.S. Army for our work on the development of a Smallpox drug. Revenue from our Phase II Small Business Innovation Research
(SBIR) grant also increased. Revenue from the SBIR grant for the year ended December 31, 2003 was approximately $388,000, an approximate 44% increase over the year ended December 31, 2002. The SBIR grant, which is a two year grant for a total of $865,000, will end on May 31, 2004. Through December 31, 2003 a total of $658,000 of revenue was recognized from the grant.

      Selling, general and administrative expenses for the year ended December 31, 2003 were $2,646,586, an increase of approximately 44% from an expense of $1,838,470 for the year ended December 31, 2002. Of the $808,116 increase, approximately $553,000 was the result of higher consulting expenses associated with our marketing program to find additional sources of government grant and contract funding and increased investor relations efforts. Approximately $184,000 of the increase was the result of increased payroll expense reflecting the administrative employees who were added in connection with the acquisition of substantially all the assets of Plexus Vaccine Inc. ("Plexus"). In addition, the year ended December 31, 2003 included non-cash expenses of approximately $123,000 associated with the amortization of certain intangible assets acquired in the Plexus transaction. These increases were partially offset by lower legal and accounting fees. For the year ended December 31, 2002 legal and accounting fees were approximately $176,000 higher than the current year as the result of work done in the prior year on a proposed merger.

      Research and development expenses increased approximately 67% to $2,942,809 for the year ended December 31, 2003 from $1,766,368 for the same period in 2002. Approximately $504,000 of the increase was the result of approximately 64% higher payroll expense caused by the addition of Plexus R&D personnel as well as additional staffing for our ongoing Smallpox and anti-infectives programs. For the year ended December 31, 2003 we recognized non-cash charges of approximately $262,000 for the amortization of certain intangible assets acquired from Plexus; no similar charges were recognized in the prior year. In addition, lab supply expenses were approximately $400,000, an increase of approximately 83% in the year ended December 31, 2003 from the prior year spending level of approximately $219,000. The increase reflects increased activity on our Smallpox and DegP programs. Sponsored research increased to approximately $315,000, an 82% increase from the prior year. The increase was due to payment for work being performed on former Plexus programs at a Danish University.

      All of our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trials. At this stage of development, we cannot make estimates of the potential cost for any program to be completed or the time it will take to complete the project. For the year ended December 31, 2003, excluding non-cash charges, we estimate that we spent a total of approximately $2,322,000 on all our research programs: approximately $743,000, or 32% of the total for the development of the Smallpox antiviral; approximately $395,000, or 17% of the total on the strep vaccine; approximately $441,000, or 19% of the total on the DegP anti-infective; approximately $557,000, or 24% of the total on vaccines including those being developed under agreements acquired from Plexus; and approximately $186,000, or 8% of the total on other anti-infectives. For the year ended December 31, 2002, excluding non-cash charges, we estimate we spent a total of approximately $1,470,000 on all our product programs: approximately $515,000, or 35% of total for the strep vaccine program; approximately $294,000, or 20% of the total was for the Smallpox program; approximately $294,000, or 20% of the total was for the DegP anti-infectives program; approximately $147,000, or 10% of the total for other anti-infectives; and approximately $220,000, or 15% of the total was for other vaccine programs. We are working with TransTech Pharma on our Smallpox and SARS anti-viral products and our DegP broad spectrum anti-biotic. There is a high risk of non-completion of any program because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

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

      Patent preparation expenses for the year ended December 31, 2003 were $300,494 compared to $104,700 for the year ended December 31, 2002. The 187% increase was the result of increased costs of patent work required on the intellectual property acquired in the Plexus transaction, including foreign patent filings.

      For the year ended December 31, 2003, we incurred a loss on impairment of assets as a result of taking a non-cash charge of $137,000 to the intangible assets acquired in the Plexus transaction to reflect the termination of a research agreement. No similar charge was incurred in the prior year.

      Total operating loss for the year ended December 31, 2003 was $5,294,896, an approximate 57% increase from the $3,365,088 loss incurred for the year ended December 31, 2002. The increase in the loss is the result of higher general and administration expenses and research and development expenses as described above, partially offset by higher revenues. Approximately 27% of the increase in the net loss was the result of non-cash charges incurred in the year ended December 31, 2003.

      Net interest income was $18,256 for the year ended December 31, 2003 compared to $34,061 for the year ended December 31, 2002. The approximate 46% decrease in net interest is the result of lower cash balances and interest yields in the year ended December 31, 2003 compared to prior year.

Quarterly Results of Operations

      The following table sets forth selected unaudited quarterly statements of operations data, in dollar amounts and as percentages of net revenue, for the four quarters ended December 31, 2002 and for the four quarters ended December 31, 2003. This information has been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this annual statement, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results of operations data. The quarterly data should be read with our financial statements.

     2002
     ($ in 000's)                             Q1        Q2          Q3          Q4
                                            -----     -------     -------     -------
      Revenue ...........................   $   0     $   139     $    90     $   115
        SG&A ............................   $ 341     $   668     $   273     $   556
          % of Revenue ..................      NA         481%        303%        483%
      R&D ...............................   $ 357     $   414     $   424     $   571
        % of Revenue ....................      NA         298%        471%        497%
      Patent Prep. Costs ................   $  27     $    18     $    27     $    33
        % of Revenue ....................      NA          13%         30%         29%
      Operating Loss ....................   $ 725     $   961     $   634     $ 1,045
        % of Revenue ....................      NA         691%        704%        909%
      Net Loss ..........................   $ 712     $   951     $   630     $ 1,038
        % of Revenue ....................      NA         684%        700%        902%
      Basic and diluted loss per share ..   (0.07)      (0.09)      (0.06)      (0.10)

     2003
     ($ in 000's)                             Q1        Q2          Q3          Q4
                                            -----     -------     -------     -------
      Revenue ...........................   $ 205     $   244     $   176     $   107
      SG&A ..............................   $ 560     $   748     $   684     $   654
      % of Revenue ......................     273%        307%        389%        611%
      R&D ...............................   $ 477     $   643     $ 1,001     $   822
      % of Revenue ......................     233%        264%        569%        768%
      Patent Prep. Costs ................   $  56     $    66     $    65     $   113
      % of Revenue ......................      27%         27%         37%        106%
      Operating Loss ....................   $ 889     $ 1,214     $ 1,574     $ 1,619
      % of Revenue ......................     434%        498%        894%      1,513%
      Net Loss ..........................   $ 882     $ 1,211     $ 1,571     $ 1,613
      % of Revenue ......................     430%        496%        892%      1,507%
      Basic and diluted loss per share ..   (0.07)      (0.09)      (0.09)      (0.09)

Liquidity and Capital Resources

      As of December 31, 2003 we had $1,440,724 in cash and cash equivalents.

      In October 2003, MacAndrews & Forbes Holdings Inc. and its permitted assignees exercised their option to invest an additional $9,000,000 in us under the terms of the agreement signed in August 2003, as amended in October 2003. Upon exercise of the option, we received gross proceeds of $2,159,405 in exchange for 1,499,587 shares of common stock at a price of $1.44 per share and warrants to purchase 749,794 shares of common stock.

The warrants have an initial exercise price of $2.00 per share and a term of seven years. The sale of the remaining 4,750,413 shares of common stock and warrants to purchase 2,375,206 shares of common stock on the same terms was subject to shareholder approval. On January 8, 2004, at a meeting of shareholders, the transaction was approved, the additional $6,840,595 of gross proceeds were received and the common shares and warrants were issued.

      In August 2003, we entered into an agreement with MacAndrews & Forbes, whereby MacAndrews & Forbes and its permitted assignees initially invested $1,000,000 in SIGA. Upon consummation of the transaction, we received gross proceeds of $1,000,000 in exchange for 694,444 shares of our common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of common stock. The warrants have an initial exercise price of $2.00 per share and have a term of seven years. MacAndrews & Forbes and its permitted assignees also received an option, exercisable through October 13, 2003, to invest up to an additional $9,000,000 in SIGA on the same terms.

      In June 2003, the Company raised gross proceeds of $1.5 million in a private offering of 1,250,000 shares of common stock. In connection with the offering, the Company issued warrants to purchase 625,000 shares of the Company's common stock to placement agents. The warrants are exercisable at a price of $2.00 per share and have a term of five years.

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

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately through the first quarter of 2005. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms.

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

      SIGA leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancellable lease terms are $193,237, $86,398 and $87,737 for the years ending December 31, 2004, 2005 and 2006, respectively.

Off-Balance Sheet Arrangements

      SIGA does not have any off-balance sheet arrangements.

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

      We incurred net losses of approximately $5.3 million and approximately $3.3 million for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and December 31, 2002, our accumulated deficit was approximately $34.8 million and approximately $29.5 million, respectively. We expect to continue to incur significant operating expenditures. We will need to generate significant revenues to achieve and maintain profitability.

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

      We continue to be dependent on our ability to raise money in the equity markets. There is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional equity funds, we may be forced to discontinue or cease certain operations. We currently have sufficient operating capital to finance our operations into approximately the first quarter of 2005. Our annual operating needs vary from year to year depending upon the amount of revenue generated through grants and licenses and the amount of projects we undertake, as well as the amount of resources we expend, in connection with acquisitions all of which may materially differ from year to year and may adversely affect our business.

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

      The following table presents the high and low bid range of our stock for the past eight quarters.

                                    Bid Range

      2002                                                High        Low
                                                         -----       -----
      First Quarter ..............................       $2.91       $2.01
      Second Quarter .............................       $2.63       $0.81
      Third Quarter ..............................       $1.39       $0.65
      Fourth Quarter .............................       $2.15       $0.65

      2003                                                High        Low
                                                         -----       -----
      First Quarter ..............................       $1.49       $1.02
      Second Quarter .............................       $1.91       $1.09
      Third Quarter ..............................       $2.13       $1.61
      Fourth Quarter .............................       $2.60       $1.80

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

      Until and unless we successfully make a product, our ability to generate revenues will largely depend on our ability to enter into additional collaborative and license agreements with third parties and maintain the agreements we currently have in place. Substantially all of our revenues for the years ended December 31, 2003 and 2002, respectively, were derived from revenues related to contracts and license agreements. We will receive little or no revenues under our collaborative agreements if our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early. Additionally, if we do not enter into new collaborative agreements, we will not receive future revenues from new sources. Our future revenue is substantially dependent on the continuing grant and contract work being performed for the NIH which expires in May 2004 and the U.S. Army which expires at the end of December 2007. These agreements are for specific work to be performed under the agreements and could only be canceled by the other party thereto for non-performance by the other party thereto.

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

      o Oregon State University ("OSU"). OSU is a signatory of our agreement with Rockefeller. The term of this agreement is for the duration of the patents and a number of pending patents. As we do not currently know when any patents pending or future patents will expire, we cannot at this time definitively determine the term of this agreement. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are current in all obligations under the contract. We have also entered into a subcontract agreement with OSU for us to perform work under a grant OSU has from the NIH. The subcontract agreement was renewable annually and the current terms expired on August 31, 2003. Work on this agreement was completed in 2003.

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

      o National Institutes of Health. Under our collaborative agreement with the NIH, it is required to conduct and pay for the clinical trials of our strep vaccine product through phase II human trials. The NIH can terminate the agreement on 60 days written notice. If terminated, we receive copies of all data, reports and other information related to the trials. If terminated, we would have to find another source of funds to continue to conduct the trials. We are party to another collaborative agreement with the NIH under which we received a grant for approximately $865,000. The term of this agreement expires in May 2004. We are paid as the work is performed and the agreement can be cancelled for non-performance. We are current in all our obligations under our agreements.

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

      o TransTech Pharma, Inc. Under our collaborative agreement with TransTech Pharma, TransTech Pharma is required to collaborate with us on the discovery, optimization and development of lead compounds to therapeutic agents. We and TransTech Pharma have agreed to share the costs of development and revenues generated from licensing and profits from any commercialized products sales. The agreement will be in effect until terminated by the parties or upon cessation of research or sales of all products developed under the agreement. We are current in all obligations under this agreement.

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

      Our ability to make acquisitions will depend in part on the relative attractiveness of shares of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price, our ability to register common stock and capital appreciation prospects of our common stock. If the market price of our common stock were to decline materially over a prolonged period of time, our acquisition program could be materially adversely affected. Failure to making an acquisition will limit our ability to grow, but will not be central to our continued existence. Costs associated with failed acquisitions, such as our plans to merge with Allergy Therapeutics and Hypernix, may result in significant operating costs that may need to be financed from operations or from additional equity capital. The total costs associated with the failed acquisition in 2002 of Allergy Therapeutics were approximately $600,000, of which approximately $127,000 remain unpaid. The costs were associated with professional fees for attorneys and accountants. Additionally, there was significant time spent by our management in the contemplated transaction.

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

      The biopharmaceutical industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. There also are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products. Many of these companies have substantially greater financial, technical, research and development, and human resources than us. Competitors may develop products or other technologies that are more effective than any that are being developed by us or may obtain FDA approval for products more rapidly than us. If we commence commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which we have no experience. Many of these companies also have manufacturing facilities and established marketing capabilities that would enable such companies to market competing products through existing channels of distribution. Two companies with similar profiles are VaxGen, Inc., which is developing vaccines against anthrax, Smallpox and HIV/AIDS; and Avant Immunotherapeutics, Inc., which has vaccine programs for agents of biological warfare.

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

      Our commercial success will depend significantly on our ability to operate without infringing the patents and proprietary rights of third parties. Our technologies, along with our licensors' and our collaborators' technologies, may infringe the patents or proprietary rights of others. If there is an adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office, then we, or our collaborators and licensors, could be subjected to significant liabilities, required to license disputed rights from or to other parties and/or required to cease using a technology necessary to carry out research, development and commercialization. At present we are unaware of any or potential infringement claims against our patent portfolio.

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

      We have licensed the rights to seven issued U.S. patents and three issued European patents. These patents have varying lives and they are related to the technology licensed from Rockefeller University for the Strep and Gram-positive products. We have two additional patent applications in the U.S. and two applications in Europe relating to this technology. We are joint owner with Washington University of seven issued patents in the U.S. and two in Europe. In addition, there are four co-owned U.S. patent applications. These patents are for the technology used for the gram-negative product opportunities. We are also exclusive owner of one U.S. patent and one PCT application that relates to our DegP product opportunities.

      The following are our patent positions as of December 31, 2003.

------------------------------------------------------------------------------------------------------------------
                                                     Number
                                                   Exclusively
                                        Number      Licensed      Number
                           Number         Co-      from Univ.   Exclusively
                        Exclusively   Exclusively      of        Licensed
                          Licensed     Licensed    Copenhagen      from        Number
                            from         with      and Danish     Oregon     Exclusively    Number        Patent
                        Rockefeller   Washington    Technical      State      Licensed     Owned by     Expiration
       PATENTS             Univ.         Univ.     University   University    from UCLA      SIGA         Dates
------------------------------------------------------------------------------------------------------------------
                                                                                                          2013,
                                                                                                        2014 (3),
                                                                                                        2015 (4),
         U.S.                7             7                                                   1        2016 (2),
                                                                                                          2017,
                                                                                                        2019 (2),
                                                                                                        2020,2021
------------------------------------------------------------------------------------------------------------------
                                                                                                        2004,2009
                                                                                                        2014 (2),
      Australia              5             2                         1                                  2015,2016
                                                                                                        2019,2020
------------------------------------------------------------------------------------------------------------------
        Canada               3             1                                                            2004,2010
                                                                                                        2014,2019
------------------------------------------------------------------------------------------------------------------
                                                                                                        2004,2009
        Europe               3             2                                                            2010,2014
                                                                                                           2020
------------------------------------------------------------------------------------------------------------------
       Hungary               2                                                                          2013,2016
------------------------------------------------------------------------------------------------------------------
                                                                                                        2004 (2),
        Japan                4             2                                                            2010,2012
                                                                                                        2014,2020
------------------------------------------------------------------------------------------------------------------
        Mexico               1                                                                             2016
------------------------------------------------------------------------------------------------------------------
     New Zealand             1                                                                             2016
------------------------------------------------------------------------------------------------------------------

     APPLICATIONS

------------------------------------------------------------------------------------------------------------------
  U.S. applications          2             4            1            2            1            3
------------------------------------------------------------------------------------------------------------------
  U.S. provisionals                                                                            5
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
                                                     Number
                                                   Exclusively
                                        Number      Licensed      Number
                           Number         Co-      from Univ.   Exclusively
                        Exclusively   Exclusively      of        Licensed
                          Licensed     Licensed    Copenhagen      from        Number
                            from         with      and Danish     Oregon     Exclusively    Number        Patent
                        Rockefeller   Washington    Technical      State      Licensed     Owned by     Expiration
       PATENTS             Univ.         Univ.     University   University    from UCLA      SIGA         Dates
------------------------------------------------------------------------------------------------------------------
        Danish                                                                                 1
     provisionals
------------------------------------------------------------------------------------------------------------------
         PCT                                                         1                         3
------------------------------------------------------------------------------------------------------------------
      Australia              1                          1            1                         1
------------------------------------------------------------------------------------------------------------------
        China                1
------------------------------------------------------------------------------------------------------------------
        Canada               3             1            1            1
------------------------------------------------------------------------------------------------------------------
        Europe               2                          1            1                         1
------------------------------------------------------------------------------------------------------------------
       Finland               1
------------------------------------------------------------------------------------------------------------------
        Japan                3                          1                                      1
------------------------------------------------------------------------------------------------------------------

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

      Our biopharmaceutical research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources. The research and development activities of our company do not produce any unusual hazardous products. We do use small amounts of 32P, 35S and 3H, which are stored, used and disposed of in accordance with Nuclear Regulatory Commission ("NRC") regulations. We maintain liability insurance in the amount of approximately $5,000,000 and we believe this should be sufficient to cover any contingent losses.

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

      Although our management believes that we have the ability to acquire or produce quantities of genetically engineered commensals sufficient to support our present needs for research and our projected needs for our initial clinical development programs, management believes that improvements in our manufacturing technology will be required to enable us to meet the volume and cost requirements needed for certain commercial applications of commensal products. Products based on commensals have never been manufactured on a commercial scale. The manufacture of all of our products will be subject to current GMP requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that we will be able to manufacture products, or have products manufactured for us, in a timely fashion at acceptable quality and prices, that we or third party manufacturers can comply with GMP, or that we or third party manufacturers will be able to manufacture an adequate supply of product.

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts thereof that we can sell.

      The U.S. federal government and private insurers have considered ways to change, and have changed, the manner in which healthcare services are provided in the U.S. Potential approaches and changes in recent years include controls on healthcare spending and the creation of large purchasing groups. In the future, the U.S. government may institute further controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we could collect from sales of any products. Uncertainties regarding future healthcare reform and private market practices could adversely affect our ability to sell any products profitably in the U.S. At present, we do not foresee any changes in FDA regulatory policies that would adversely effect our development programs.

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

      Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock and preferred stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. At December 31, 2003, Directors, Officers and principal stockholders beneficially owned approximately 37.6% of our stock.

Item 7. Financial Statements and Supplementary Data

      The financial statements required by Item 7 are included in this Annual Report beginning on Page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A. Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, the Company's management, including the Acting Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Acting Chief Executive Officer and Chief Financial Officer has concluded that the Company's current disclosure controls and procedures are effective. There have been no changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation by the Acting Chief Executive Officer and Chief Financial Officer.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Name                          Age          Position
----                          ---          --------
Donald G. Drapkin             56           Chairman of the Board

Thomas N. Konatich            58           Acting Chief Executive Officer,
                                           Chief Financial Officer,
                                           Secretary and Treasurer

Dennis E. Hruby, Ph.D.        52           Chief Scientific Officer

Susan K. Burgess, Ph.D.       57           President

Roger Brent, Ph.D.            48           Director

Charles Cantor, Ph.D.         62           Director

Thomas E. Constance           67           Director

Bernard L. Kasten Jr. M.D.    57           Director

Adnan M. Mjalli, Ph.D.        40           Director

Mehmet C. Oz, M.D.            43           Director

Eric A. Rose, M.D.            53           Director

Paul G. Savas                 41           Director

Michael Weiner, M.D.          57           Director

      Donald G. Drapkin has served as Chairman of the Board and a director of SIGA since April 19, 2001. Mr. Drapkin has been Vice Chairman and a director of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years. Mr. Drapkin is also a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Anthracite Capital, Inc., The Molson Companies Limited, Playboy Enterprises, Inc., Revlon Consumer Products Corporation and Revlon Inc. Mr. Drapkin is also a director of Nephros, Inc., Pharmacore, Inc. and TransTech Pharma, Inc.

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

      Dennis F. Hruby, Ph.D. has served as Vice-President - Chief Scientific Officer since June 2000. From April 1, 1997 through June 2000, Dr. Hruby was our Vice President of Research. From January 1996 through March 1997, Dr. Hruby served as a senior scientific advisor to SIGA. Dr. Hruby is a Professor of Microbiology at Oregon State University, and from 1990 to 1993 was Director of the Molecular and Cellular Biology Program and Associate Director of the Center for Gene Research and Biotechnology. Dr. Hruby specializes in virology and cell biology research, and the use of viral and bacterial vectors to produce recombinant vaccines. He is a member of the American Society of Virology, the American Society for Microbiology and a fellow of the American Academy of Microbiology. Dr. Hruby received a Ph.D. in microbiology from the University of Colorado Medical Center and a B.S. in microbiology from Oregon State University.

      Susan K. Burgess, Ph.D. became SIGA's President in May 2003. Prior to SIGA's acquisition of Plexus Vaccine Inc.'s assets, she was founder and served as President and CEO of Plexus Vaccine Inc., a company that creates vaccines for emerging pathogens using immunological bioinformatics and structural biology. She was founder and principal of The Remuda Group, a biotech consulting firm, and co-founder and organizer of The Cienaga Forum, a non-profit educational organization that convenes the "After the Genome" series of postgenomic cross-disciplinary think-tanks. Dr. Burgess was a co-founder and Vice President of corporate development for Structural Bioinformatics, Inc., from 1995-1999, responsible for enlisting a number of corporate collaborations; and co-founder in 1994 of MesaGnostics, Inc, a San Diego proteomics company. She has over twenty years research and business development experience in the biopharmaceutical industry at The Alza Corporation, Burroughs Wellcome Company, and Glaxo, Inc., with a Ph.D. (pharmacology and toxicology) from the University of Kansas, and postdoctoral training (molecular neurobiology) at the University of North Carolina at Chapel Hill.

      Roger Brent, Ph.D. has been a director of SIGA since May 23, 2003. Since 2001, Dr. Brent has served as the President and Director of The Molecular Sciences Institute in Berkeley California. Dr. Brent was formerly a faculty member at Harvard Medical School and Massachusetts General Hospital in Boston. Dr. Brent advises agencies of the US government, including the Defense Advanced Research Projects Agency, on genomics, and The Wellcome Trust. Dr. Brent founded Current Protocols in Molecular Biology. Dr. Brent is an inventor on twelve issued patents and his work is widely known on biological technologies to map genetic networks and test functions for genes and alleles.

      Charles Cantor, Ph.D. has served as a director of SIGA since May 23, 2003. Since 1998, Dr. Cantor has served as Chief Scientific Officer of Sequenom Inc., a discovery genetics company. Dr. Cantor is Director of the Center for Advanced Biotechnology at Boston University. Dr. Cantor was also the Director of the Human Genome Center of the Department of Energy at Lawrence Berkley Laboratory and has held positions at Columbia University and the University of California Berkeley. Dr. Cantor has been granted 26 patents and published over 400 peer-reviewed articles.

      Thomas E. Constance has served as a director of SIGA since April 19, 2001. Mr. Constance is Chairman and, since 1994, a partner of Kramer Levin Naftalis & Frankel LLP, a law firm in New York City. Mr. Constance is a director of the following corporation which files reports pursuant to the Securities Exchange Act of 1934: Kroll Inc. Mr. Constance serves as a Trustee of the M.D. Sass Foundation and St. Vincent's Services. He also serves on the Advisory Board of Directors of Barington Capital, L.P.

      Bernard L. Kasten Jr., M.D. has been a director of SIGA since May 23, 2003. Since February 2002, Dr. Kasten has been Vice President, Medical Affairs of MedPlus Inc., a healthcare information technology company and a wholly-owned subsidiary of Quest Diagnostics, Inc., a diagnostic testing, information and services company. Since 1975, Dr. Kasten has been a Diplomat of the American Board of Pathology with a sub-specialty certification in 1976 in Medical Microbiology. Dr. Kasten's staff appointments have included service in the Division of Laboratory Medicine at The Cleveland Clinic; Associate Director of Pathology and Laboratory Services at the Bethesda Hospital Systems in Cincinnati, Ohio and Chief Laboratory Officer at Quest Diagnostics Incorporated. Dr. Kasten was a founder of Plexus Vaccine Inc., a vaccine company of which SIGA acquired substantially all of the assets in May 2003. Dr. Kasten is an author of "Infectious Disease Handbook" 5th Edition, 2003, Lexi-Comp Inc.

      Adnan M. Mjalli, Ph.D. has served as a director of SIGA since January 2004. Dr. Mjalli is the founder, President and Chief Executive Officer of TransTech Pharma, Inc., a privately held drug discovery company in High Point, NC. He also serves as Chairman of the Board of Pharmacore, Inc. where he previously served as President and CEO from December of 1998 to November 2000. Dr. Mjalli obtained his Ph.D. in medicinal chemistry in 1989 from the University of Exeter, UK. His postdoctoral work was carried out at the University of Rochester. Prior to founding TransTech Pharma, he held various positions of increasing responsibility in research and senior management at several pharmaceutical and biotechnology companies including Merck & Co., Inc.

      Mehmet C. Oz, M.D. has served as a director of SIGA since April 19, 2001. Dr. Oz has been a Cardiac Surgeon at Columbia University Presbyterian Hospital since 1993 and a Professor of Surgery and Vice Chairman for Cardiovascular Services of the Department of Surgery there since July 2001. Dr. Oz directs the following programs at New York University Presbyterian Hospital, Columbia
University: the Cardiovascular Institute, the complementary medicine program, the clinical profusion program and clinical trials of new surgical technology. Dr. Oz received his undergraduate degree from Harvard University in 1982, and, in 1986, he received a joint M.D./M.B.A. degree from the University of Pennsylvania Medical School and the Wharton School of Business.

      Eric A. Rose, M.D. has served as a director of SIGA since April 19, 2001. From April 19, 2001 until June 21, 2001, Dr. Rose served as Interim Chief Executive Officer of SIGA. Dr. Rose is currently Chairman of the Department of Surgery and Surgeon-in-Chief of the Columbia Presbyterian Center of New York Presbyterian Hospital, a position he has held since August 1994. Dr. Rose is a past President of the International Society for Heart and Lung Transplantation. Dr. Rose was recently appointed as Morris & Rose Milstein Professor of Surgery at Columbia University's College of Physicians and Surgeons' Department of Surgery. Dr. Rose is a director of TransTech Pharma, Inc. and a former director of Nexell Therapeutics Inc. (f/k/a VimRx). Dr. Rose is a graduate of both Columbia College and Columbia University College of Physicians & Surgeons.

      Paul G. Savas has been a Senior Vice President of Finance at MacAndrews & Forbes Holdings, Inc. and its affiliates since October 2002, and was Vice President of MacAndrews & Forbes and its affiliates from 1998 until 2002. He was Director of Corporate Finance at MacAndrews & Forbes from 1994 - 1998. From December 1988 until April 1997, Mr. Savas served in the Finance Department of NYNEX Corporation holding the positions of Associate Director of Corporate Finance and Staff Director of External Reporting.

      Michael A. Weiner, M.D. has served as a director of SIGA since April 19, 2001. Dr. Weiner is the Hettinger Professor of Pediatrics at Columbia University College of Physicians and Surgeons since 1996. Dr. Weiner is also the Director of Pediatric Oncology at New York Presbyterian Hospital. Dr. Weiner was a director of Nexell Therapeutics, Inc. (f/k/a VimRx) from March 1996 to February 1999. Dr. Weiner is a 1972 graduate of the New York State Health Sciences Center at Syracuse, and he was a post graduate student at New York University and Johns Hopkins University.

Audit Committee Matters

      The purpose of the audit committee is to assist our Board of Directors in the oversight of the integrity of the financial statements of SIGA, SIGA's compliance with legal and regulatory matters, the independent auditor's qualifications and independence, and the performance of SIGA's independent auditors. The primary responsibilities of the audit committee are set forth in its charter, and include various matters with respect to the oversight of SIGA's accounting and financial reporting process and audits of the financial statements of SIGA on behalf of our Board of Directors. The audit committee also selects the independent certified public accountants to conduct the annual audit of the financial statements of SIGA; reviews the proposed scope of such audit; reviews accounting and financial controls of SIGA with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

      The current members of SIGA's audit committee are Paul G. Savas, Mehmet C. Oz and Michael Weiner. The Company's board has determined that Mr. Savas is an audit committee financial expert and that he is independent as defined in Item 7(d)(B)(iv) of Schedule 14A under the Exchange Act.

      The current audit committee charter is filed as an exhibit to this Annual Report.

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

      Based solely upon review of the copies of such reports furnished to the Company and written representations from certain of the Company's executive officers and directors that no other such reports were required, the Company believes that during the fiscal year ended December 31, 2003 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis.

Code of Ethics

      The Company has adopted a code of ethics that applies to our officers, directors and employees, including without limitation, our Acting Chief Executive Officer, President, Chief Financial Officer and Chief Scientific Officer. A copy of our Code of Ethics is filed as an exhibit to this annual report.

Item 10. Executive Compensation

      The following table sets forth the total compensation paid or accrued for the years ended December 31, 2003, 2002 and 2001, for each person who acted as SIGA's Chief Executive Officer at any time during the year ended December 31, 2003, and its most highly compensated executive officers, other than its Chief Executive Officer, whose salary and bonus for the fiscal year ended December 31, 2003 were in excess of $100,000 each.

                           Summary Compensation Table

                                                                    Annual Compensation
                                                      -----------------------------------------------
                                                                                       Long-Term
                                                                                      Compensation
                                                                   Other Annual       Securities
                                                                   Compensation    Underlying Options
                                                                   ------------    ------------------
Name and Principal Position                Year       Salary ($)        ($)               (#)
---------------------------                ----       ----------   ------------    ------------------
Thomas N. Konatich,                        2003        210,000          --                    --
Chief Financial Officer and Acting CEO     2002        188,333          --               200,000
                                           2001        177,542          --                    --

Dennis E. Hruby                            2003        210,000          --                    --
Chief Scientific Officer                   2002        195,000          --               300,000
                                           2001        196,055          --                    --

Susan K. Burgess                           2003        135,692          --               300,000
President

----------

Option Grants for the Year Ended December 31, 2003

      The following table sets forth grants of stock options during the year ended December 31, 2003 to anyone who served as Chief Executive Officer and its two highest paid employees. The exercise price at the time of the grant was equal to or above the fair market value at the time of the grant.

                                      Common Stock      % of Total        Exercise
                                       Underlying     Options Granted    Price Per       Expiration
Name                                 Options Granted   to Employees        Share            Date
----                                 ---------------  ---------------    ---------       ----------
Susan K. Burgess................        325,000(1)          80%            (2)           5/23/2113

----------
(1) Includes 25,000 options to purchase common stock granted as consideration in SIGA's acquisition of substantially all the assets of Plexus (the "Consideration Options").

(2) The exercise price per share of the Consideration Options is $1.69; the exercise price of the remaining options is $1.81.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table provides certain summary information concerning stock options held as of December 31, 2003 by SIGA's Chief Executive Officer and its two most highly compensated executive officers, other than its Chief Executive Officer. No options were exercised during fiscal 2003 by any of the officers.

                                                                 Value of Unexercised
                          Number of Securities Underlying        In-The-Money Options
                               Unexercised Options #          at Fiscal Year-End ($) (1)
                          -------------------------------     --------------------------
Name                         Exercisable  Unexercisable       Exercisable  Unexercisable
----                         -----------  -------------       -----------  -------------
Thomas N. Konatich             395,000             0            $29,000             0
Dennis E. Hruby                325,000       150,000            $36,250             0
Susan K. Burgess               125,000       200,000            $63,000       $96,000

----------

(1) Based upon the closing price on December 31, 2003, as reported on the Nasdaq SmallCap Market and the exercise price per option.

Long-Term Incentive Plans--Awards in Last Fiscal Year

      As of January 1, 1996, we adopted our 1996 Incentive and Non-Qualified Stock Option Plan. An amendment and restatement of such plan, as amended, was adopted on May 3, 2001 and was further refined by the Board of Directors on June 29, 2001 (the "Plan"). The Plan was approved by our stockholders at an annual meeting on August 15, 2001. Stock options may be granted to key employees, consultants and outside directors pursuant to the Plan. The Plan was amended again at our annual meeting on January 8, 2004, when our shareholders voted to increase the maximum number of shares of common stock available for issuance under the Plan from 7,500,000 to 10,000,000.

      The Plan is administered by a committee (the "Committee") comprised of disinterested directors. The Committee determines persons to be granted stock options, the amount of stock options to be granted to each such person, and the terms and conditions of any stock options as permitted under the Plan. The members of the Committee are Mehmet C. Oz, M.D., Paul G. Savas and Michael Weiner, M.D.

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

      The Plan, as amended, provides for the granting of options to purchase 10,000,000 shares of common stock, of which 6,460,811 options were outstanding as of December 31, 2003.

      During the fiscal year ending December 31, 2003, the named Directors and Officers of SIGA received long-term incentive compensation under the Plan as shown in the following table.

--------------------------------------------------------------------------------------------------------------
                                                                             Estimated Future Payouts Under
                                                                               Non-Stock Price Based Plans
--------------------------------------------------------------------------------------------------------------
          (a)                        (b)                   (c)              (d)            (e)           (f)
--------------------------------------------------------------------------------------------------------------
                                  Number of          Performance or
                               Shares, Units or    Other Period Until
                                 Other Rights         Maturation of     Threshold        Target        Maximum
          Name                       (#)                  Payout         ($ or #)       ($ or #)       ($ or #)
--------------------------------------------------------------------------------------------------------------
Susan K. Burgess, Ph.D             100,000               5/23/13            N/A            N/A            N/A
Roger  Brent, Ph.D                 100,000               5/23/13            N/A            N/A            N/A
Charles Cantor, Ph.D               100,000               5/23/13            N/A            N/A            N/A
Bernard L. Kasten, Jr., M.D        100,000               5/23/13            N/A            N/A            N/A

Employment Contracts and Directors Compensation

Employment Contracts

      Thomas N. Konatich, SIGA's Vice President, Chief Financial Officer, Secretary, Treasurer and Acting Chief Executive Officer, is employed by SIGA under an employment agreement dated April 1, 1998, as amended on January 19, 2000, as amended and restated on October 6, 2000, as amended as of January 31, 2002 and as amended on November 5, 2002. This Agreement expires on September 30, 2004 and is cancelable by SIGA only for cause, as defined in the agreement. Mr. Konatich receives an annual base salary of $210,000. He received options to purchase 95,000 shares of common stock, at $4.44 on April 1, 1998. The options vested on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. On January 19, 2000, he received an additional grant to purchase 100,000 shares at an exercise price of $2.00 per share. These options vest on a pro rata basis each quarter through January 19, 2002. On January 31, 2002, Mr. Konatich was granted an "Incentive Stock Option" to purchase 50,000 shares at an exercise price of $3.94 per share. Such options vest in eight equal quarterly installments beginning on April 20, 2002. On November 5, 2002, Mr. Konatich was granted an Incentive Stock Option to purchase 150,000 shares at an exercise price of $2.50 per share. 75,000 of these options vested immediately and 75,000 options vested on September 1, 2003. Mr. Konatich is also eligible to receive additional stock options and bonuses at the discretion of the Board of Directors.

      Dr. Dennis E. Hruby, Chief Scientific Officer ("CSO"), is employed by SIGA under an employment agreement dated January, 1, 1998, as amended on June 16, 2000, as amended on January 31, 2002, as amended on October 3, 2002. This Agreement expires on December 31, 2005, except that SIGA may terminate the agreement upon 180 days written notice. Dr. Hruby receives a base salary of $210,000 per year. Dr. Hruby received options to purchase 10,000 shares of common stock at an exercise price of $5.00 per share on April 1, 1997 and 40,000 shares of common stock at an exercise price of $4.63 per share on April 1, 1998. The options became exercisable on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. Dr. Hruby is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. Under the June 16, 2000 amendment, Dr. Hruby was granted options to purchase 125,000 shares of SIGA's common stock at $2.00 per share. The options vest ratably over the remaining term of the amendment. The January 31, 2002 amendment changed the terms of the lock-up agreed to in the June 16, 2000 amendment to the employment agreement limiting Hruby's ability to sell SIGA stock. On January 31, 2002, Dr. Hruby was granted and "Incentive Stock Option" to purchase 50,000 shares at an exercise price of $3.94 per share. Such options vest in four equal annual installments beginning on August 15, 2002. As part of the most recent amendment, Dr. Hruby was granted an option to purchase 300,000 shares of common stock. Options with respect to 75,000 shares vested upon the signing of the amendment and an additional 75,000 shares shall vest on a pro rata basis on September 1 of each 2003, 2004 and 2005. The options have an exercise price of $2.50 per share. As part of the amended agreement, Dr. Hruby surrendered his option to purchase up to 50,000 shares of common stock of SIGA at an exercise price of $3.94 that he was granted under an earlier amendment.

      Dr. Susan K. Burgess is employed as President of SIGA under an employment agreement, dated May 23, 2003. This agreement expires on December 31, 2005 and is cancelable by SIGA only for Cause (as defined in the agreement). Dr. Burgess receives an annual base salary of $216,000. On the date of the agreement, Dr. Burgess received options to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $1.81 per share. Options to purchase the first 100,000 shares vested on the date of the agreement and options to purchase the remaining shares vest on a pro rata basis on the second and third anniversaries of the agreement. Dr. Burgess is also eligible to receive additional stock options and bonuses at the discretion of the Board of Directors.

Directors' Compensation

      SIGA does not pay fees to its directors, nor does it reimburse its directors for expenses incurred.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

      The following tables set forth certain information regarding the beneficial ownership of SIGA's voting securities as of March 15, 2004 of (i) each person known to SIGA to beneficially own more than 5% of the applicable class of voting securities, (ii) each director and director nominee of SIGA,
(iii) each Named Officer, and (iv) all directors and officers of SIGA as a group. As of March 15, 2004, a total of 23,427,264 shares of common stock and a total of 81,366 shares of Series A preferred stock were outstanding. Each share of common stock and Series A preferred stock is entitled to one vote on matters on which common stockholders are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

                                                                              Percentage of      Percentage of
Name and Address of                                  Amount of Beneficial      Common Stock       Total Voting
Beneficial Owner (1)                                     Ownership (2)         Outstanding     Stock Outstanding
-------------------                                  --------------------     -------------    -----------------
Beneficial Holders

MacAndrews & Forbes Holdings Inc. (3)
35 East 62nd Street
New York, NY 10021 ...........................            5,208,339(4)             21.3               21.2

TransTech Pharma, Inc. .......................            5,208,333(5)             20.7               20.6

Officers and Directors

Donald G. Drapkin (6)
35 East 62nd Street
New York, NY 10021 ...........................            1,798,326(7)              7.2                7.2

Roger Brent, Ph.D.
2168 Shattuck--Floor 2
Berkeley, CA 94704 ...........................              125,712(8)                *                  *

Charles Cantor, Ph.D.
c/o Sequenom Inc.
3595 John Hopkins Court
San Diego, CA 92121 ..........................              111,250(9)                *                  *

Thomas E. Constance
919 Third Avenue, 41st Floor
New York, NY 10022 ...........................              253,467(10)               *                  *

Bernard L. Kasten Jr., M.D.
4690 Parkway Drive
Cincinnati, OH 45040 .........................              408,801(11)             1.7                1.7

Adnan M. Mjalli, Ph.D
4170 Mendenhall Oaks Parkway, Suite 110
High Point, NC 27265 .........................                0(12)                   -                  -

Mehmet C. Oz, M.D.
177 Fort Washington Ave
New York, NY 10032 ...........................              125,000(13)               *                  *

Eric A. Rose, M.D. (14)
122 East 78th Street
New York, NY 10021 ...........................              790,090(15)             3.3                3.3

Paul G. Savas
35 East 62nd Street
New York, NY 10021 ...........................               26,042(16)               *                  *

Michael A. Weiner, M.D.
161 Fort Washington Ave.
New York, NY 10032 ...........................              125,000(13)               *                  *

                                                                              Percentage of      Percentage of
Name and Address of                                  Amount of Beneficial      Common Stock       Total Voting
Beneficial Owner (1)                                     Ownership (2)         Outstanding     Stock Outstanding
-------------------                                  --------------------     -------------    -----------------
Named Officers

Susan K. Burgess, Ph.D.(17) ..................              399,783(18)             1.7                1.7

Thomas N. Konatich ...........................              395,000(19)             1.7                1.7

Dennis E. Hruby, Ph.D ........................              325,000(19)             1.4                1.4

All Executive Officers and Directors as a
group (thirteen persons) .....................            4,883,471(20)            17.9               17.9

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

(3) MacAndrews & Forbes is a direct wholly-owned subsidiary of Mafco Holdings Inc., a holding company whose sole stockholder is Ronald O. Perelman.

(4) Includes 1,678,820 shares of common stock issuable upon exercise of warrants.

(5) Includes 1,736,111 shares of common stock issuable upon exercise of warrants.

(6) Mr. Drapkin is a director and Vice Chairman of Mafco Holdings Inc. and MacAndrews & Forbes and a director of TransTech Pharma.

(7) Includes 1,125,000 shares of common stock issuable upon exercise of options, shares of common stock underlying a warrant to purchase up to 347,826 shares of common stock and shares of common stock underlying a warrant to purchase up to 30,500 shares of common stock (the "Drapkin September 2001 Investor Warrant"). However, the Drapkin September 2001 Investor Warrant provides that, with certain limited exceptions, such warrant is not exercisable if, as a result of such exercise, the number of shares of common stock beneficially owned by Mr. Drapkin and his affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unexercised portion of the Drapkin September 2001 Investor Warrant) would exceed 9.99% of the outstanding shares of common stock. Does not include shares of common stock that Mr. Drapkin, as a director and Vice Chairman of Mafco Holdings Inc. and MacAndrews & Forbes or as director of TransTech Pharma, may be deemed to beneficially own and as to which Mr. Drapkin disclaims beneficial ownership.

(8)   Includes 121,250 shares of common stock issuable upon exercise of options.

(9)   Includes 112,250 shares of common stock issuable upon exercise of options.

(10) Includes 12,200 shares issuable upon exercise of warrants and 225,000 shares of common stock issuable upon exercise of options.

(11) Includes 1,350 shares of common stock issuable upon exercise of warrants and 100,000 shares of common stock issuable upon exercise of options.

(12) Does not include shares of common stock that Dr. Mjalli, as a director of TransTech Pharma, may be deemed to beneficially own and as to which Dr. Mjalli disclaims beneficial ownership.

(13) Includes 12,500 shares issuable upon exercise of warrants and 100,000 shares issuable upon exercise of options.

(14)  Dr. Rose is a director of TransTech Pharma.

(15) Includes 88,610 shares of common stock issuable upon exercise of warrants and 600,000 shares of common stock issuable upon exercise of options. Does not include shares of common stock that Dr. Rose, as a director of TransTech Pharma, may be deemed to beneficially own and as to which Dr. Rose disclaims beneficial ownership.

(16)  Includes 8,681 shares of common stock issuable upon exercise of warrants.

(17)  Susan K. Burgess, Ph.D. became SIGA's President on May 23, 2003.

(18) Includes 125,000 shares of common stock issuable upon exercise of options. Does not include 5,000 shares of common stock that Dr. Burgess' daughter owns, which Dr. Burgess may be deemed to beneficially own and as to which Dr. Burgess disclaims beneficial ownership.

(19) Neither of Messrs. Konatich and Hruby own shares of common stock. All shares listed as beneficially owned by each of Messrs. Konatich and Hruby are shares issuable upon exercise of stock options.

(20)  See footnotes (6)-(19).

                      Ownership of Series A Preferred Stock

                                                                       Percentage of Series A
Name and Address of                                                       Preferred Shares
Beneficial Owner                     Amount of Beneficial Ownership        Outstanding(1)
Alfons Melhon                                   13,328                         18.3%
Frank J. and Mary Ann Loccisano                 56,490                         77.4%
J. Jay Lobell                                    3,174                          4.3%

----------
(1) Percentage of beneficial ownership of Series A Preferred Stock is calculated based on the assumption that there were 81,366 shares of Series A Preferred Stock outstanding on March 15, 2004.

Equity Compensation Plan Information

      The following table sets forth certain equity compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders as of December 31, 2003:

--------------------------------------------------------------------------------------------------------------------
                                                                                                      Number of
                                                                                                      securities
                                                                                                 remaining available
                                                                                                         for
                                                         Number of                                 future issuance
                                                       securities to                                    under
                                                       be issued upon                            equity compensation
                                                          exercise          Weighted-average       plans (excluding
                                                       of outstanding       exercise price of         securities
                                                          options,        outstanding options,       reflected in
                                                    warrants and rights    warrants and rights       column (a))
Plan category                                               (a)                    (b)                   (c)
-------------                                       -------------------    -------------------   -------------------
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders (1).........................             6,460,811               $2.33                  827,064
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
security holders.............................               250,000               $2.00                        0
--------------------------------------------------------------------------------------------------------------------
Total........................................             6,710,811               $2.32                  827,064
--------------------------------------------------------------------------------------------------------------------

(1) SIGA Technologies, Inc., Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan

Item 12. Certain Relationships and Related Transactions

      Thomas E. Constance, a director of SIGA, is Chairman of Kramer Levin Naftalis & Frankel LLP, a law firm in New York City, which SIGA retained to provide legal services during fiscal year 2003.

      Donald G. Drapkin, Chairman of the Board of Directors of SIGA, and Eric A. Rose and Adnan M. Mjalli, both directors of SIGA, are also directors with TransTech Pharma, Inc., a company with which we have a collaborative agreement. In addition, TransTech Pharma invested $5.0 million in the Company on January 8, 2004.

                                     PART IV

Item 13. Exhibits, Material Agreements and Reports on Form 8-K

(a)   Exhibits

Exhibit
No.         Description
-------     -----------

2(a) Asset Purchase Agreement, dated as of May 14, 2003, between SIGA Technologies, Inc. and Plexus Vaccine Inc. (Incorporated by reference to Form 8-K of the Company filed June 9, 2003).

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

4(d) Warrant Agreement between the Company and Stefan Capital, dated September 9, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

4(e) Registration Rights Agreement, dated as of May 23, 2003, between SIGA Technologies, Inc. and Plexus Vaccine Inc. (Incorporated by reference to Form 8-K of the Company filed June 9, 2003).

4(f) Registration Rights Agreement, dated as of August 13, 2003, between SIGA Technologies, Inc. and MacAndrews & Forbes Holdings Inc. (Incorporated by reference to Form 8-K of the Company filed August 18, 2003).

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

10(e) Employment Agreement between the Company and Dr. Kevin F. Jones, dated as of January 1, 1996 (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(f) Employment Agreement between the Company and David de Weese, dated as of November 18, 1996(1) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(g) Employment Agreement between the Company and Dr. Dennis Hruby, dated as of April 1, 1997 (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(h) Clinical Trials Agreement between the Company and National Institute of Allergy and Infectious Diseases, dated as of July 1, 1997 (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(i) Research Agreement between the Company and The Research Foundation of State University of New York, dated as of July 1, 1997(2) (Incorporated by reference to Amendment No. 1 to Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(j) Collaborative Research and License Agreement between the Company and Wyeth, dated as of July 1, 1997(2) (Incorporated by reference to Amendment No. 3 to Form SB-2 Registration Statement of the Company dated September 2, 1997 (No. 333-23037)).

10(k) Research Collaboration and License Agreement between the Company and The Washington University, dated as of February 6, 1998 (2). (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

10(l) Settlement Agreement and Mutual Release between the Company and The Washington University, dated as of February 17, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

10(m) Technology Transfer Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

10(n) Employment Agreement between the Company and Dr. Dennis Hruby, dated as of January 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997). Amendment to the Agreement, dated as of October 15, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999). Amendment to the Agreement dated as of June 12, 2000).

10(o) Employment Agreement between the Company and Thomas Konatich, dated as of April 1, 1998. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997). Extension and Amendment of the Agreement, dated as of January 19, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999). Amendment and Restatement of the Agreement, dated as of October 6, 2000

            (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(p) Option Agreement between the Company and Ross Products Division of Abbott Laboratories, dated February 28, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

10(q) Agreement between the Company and Oregon State University for the Company to provide contract research services to the University dated September 24, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(r) License and Research Agreements between the Company and the Regents of the University of California dated December 6, 2000. (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(s) Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan dated August 15, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10(t) Amendment to Employment Agreement between the Company and Dr. Dennis Hruby dated as of January 31, 2002 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10(u) Amendment and Waiver to Employment Agreement between the Company and Thomas Konatich dated as of January 31, 2002 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10(v) Small Business Innovation Grant to the Company from the National Institutes of Health dated May 17, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(w) Research and License Agreement between the Company and TransTech Pharma, Inc. dated October 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31,
            2003).

10(x) Amendment to Employment Agreement between the Company and Denis Hruby dated October 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(y) Retainer Agreement between the Company and Saggi Captial, Inc., dated November 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(z) Retainer Agreement between the Company and Bridge Ventures, Inc., dated November 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(aa) Amendment to Employment Agreement between the Company and Thomas N. Konatich, dated November 5, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31,
            2003).

10(bb) Contract between the Company and the Department of the US Army dated December 12, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(cc) Contract between the Company and Four Star Group dated February 5, 2003 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(dd) Employment Agreement, dated as of May 23, 2003, between SIGA Technologies, Inc. and Susan K. Burgess, Ph.D. (Incorporated by reference to Form 8-K of the Company filed June 9, 2003).

10(ee) Securities Purchase Agreement, dated as of August 13, 2003, between SIGA Technologies, Inc. and MacAndrews & Forbes Holdings Inc. (Incorporated by reference to Form 8-K of the Company filed August 18, 2003).

10(ff) Letter Agreement dated October 8, 2003 among SIGA Technologies, Inc., MacAndrews & Forbes Holdings Inc. and TransTech Pharma, Inc. (Incorporated by reference to Form 8-K of the Company filed August 18, 2003).

14          SIGA Technologies, Inc. Code of Ethics and Business Conduct
            (filed herewith).

23.1        Consent of Independent Accountants (filed herewith).

31.1 Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1        Charter of Audit Committee (filed herewith).

----------
(1) These agreements were entered into prior to the reverse split of the Company's Common Stock and, therefore, do not reflect such reverse split.

(2) Confidential information is omitted and identified by an * and filed separately with the SEC with a request for Confidential Treatment.

(b)   Reports on Form 8-K

      On October 9, 2003, we filed with the SEC a report on Form 8-K, pursuant to which we reported under Item 5 that, on October 8, 2003, (i) MacAndrews & Forbes will immediately invest $2,159,405 in SIGA in exchange for 1,499,587 shares of our common stock at a price of $1.44 per share and warrants to purchase up to an additional 749,794 shares of common stock at an exercise price of $2.00 per share; and (ii) following approval of our stockholders, as required under the rules of the Nasdaq SmallCap Market, MacAndrews & Forbes will invest $1,840,595 in us in exchange for 1,278,191 shares of our common stock and warrants to purchase up to an additional 639,095 shares of common stock on the same terms, and TransTech Pharma will invest $5,000,000 in us in exchange for 3,472,222 shares of our common stock and warrants to purchase up to an additional 1,736,111 shares of our common stock on the same terms.

Item 14. Principal Accountant Fees and Services

Current Year Audit Fees

      PricewaterhouseCoopers LLP billed SIGA $203,150 in the aggregate, for professional services rendered by them for the audit of SIGA's annual financial statements for the fiscal year ended December 31, 2003, reviews of the interim financial statements included in SIGA's forms 10-QSB filed during the year ended December 31, 2003 and consents and reviews of various documents filed with the SEC during the year ended December 31, 2003.

Audit Related Fees

      PricewaterhouseCoopers LLP billed SIGA $62,700 in the aggregate for audit and related services rendered with regard to its acquisition of substantially all the assets of Plexus Vaccine Inc. during the fiscal year ended December 31, 2003.

Prior Year Proxy Audit Fees

      PricewaterhouseCoopers LLP billed SIGA $101,580 in the aggregate, for professional services rendered by them for the audit of SIGA's annual financial statements for the fiscal year ended December 31, 2002, and the reviews of the interim financial statements included in SIGA's forms 10-QSB filed during the year ended December 31, 2002.

All Other Fees

      PricewaterhouseCoopers LLP billed SIGA $255,690 in the aggregate for assurance and related services rendered primarily with regard to its proposed acquisition of Allergy Therapeutics Holdings Ltd. during the fiscal year ended December 31, 2002.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIGA TECHNOLOGIES, INC.
                                        (Registrant)


Date: March 30, 2004                    By: /s/ Thomas N. Konatich
                                            ------------------------------------
                                            Thomas N. Konatich
                                            Chief Financial Officer & Acting
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title of Capacities                   Date

/s/ Thomas N. Konatich               Acting Chief Executive Officer
--------------------------------     and Chief Financial Officer           March 30, 2004
Thomas N. Konatich


/s/ Donald G. Drapkin
--------------------------------
Donald G. Drapkin                    Chairman of the Board                 March 30, 2004


/s/ Roger Brent, Ph.D.
--------------------------------
Roger Brent, Ph.D.                   Director                              March 30, 2004


/s/ Charles Cantor, Ph.D.
--------------------------------
Charles Cantor, Ph.D.                Director                              March 30, 2004


/s/ Thomas E. Constance
--------------------------------
Thomas E. Constance                  Director                              March 30, 2004


/s/ Bernard L. Kasten, Jr., M.D.
--------------------------------
Bernard L. Kasten, Jr., M.D.         Director                              March 30, 2004


/s/ Adnan M. Mjalli, Ph.D.
--------------------------------
Adnan M. Mjalli, Ph.D.               Director                              March 30, 2004


/s/ Mehmet C. Oz, M.D.
--------------------------------
Mehmet C. Oz, M.D.                   Director                              March 30, 2004


--------------------------------
Eric A. Rose, M.D.                   Director                              March __, 2004


/s/ Paul G. Savas
--------------------------------
Paul G. Savas                        Director                              March 30, 2004


--------------------------------
Michael Weiner, M.D.                 Director                              March __, 2004

                                Table of Contents

Report of Independent Auditors ...............................................................    F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002 .................................    F-3

Consolidated Statement of Operations for the years ended December 31, 2003 and 2002 ..........    F-4

Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31,
     2003 and 2002 ...........................................................................    F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002 ..........    F-7

Notes to Financial Statements ................................................................    F-8

                         Report of Independent Auditors

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of SIGA Technologies, Inc. at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP

February 17, 2004
New York, New York

                             SIGA TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        As of December 31, 2003 and 2002

                                                                                December 31,        December 31,
                                                                                    2003                2002
                                                                                ------------        ------------
ASSETS
Current Assets
   Cash and cash equivalents ............................................       $  1,440,724        $  2,069,004
   Accounts receivable ..................................................             38,786              60,151
   Prepaid expenses .....................................................             50,338             104,227
                                                                                ------------        ------------
     Total current assets ...............................................          1,529,848           2,233,382

   Equipment, net .......................................................            379,046             432,442
   Goodwill .............................................................            898,334                  --
   Intangible assets, net ...............................................          3,117,357                  --
   Other assets .........................................................            174,995             164,168
                                                                                ------------        ------------
     Total assets .......................................................       $  6,099,580        $  2,829,992
                                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .....................................................       $    353,051        $    461,146
   Accrued expenses and other ...........................................            195,181             184,554
   Capital lease obligations ............................................                 --              11,206
                                                                                ------------        ------------
     Total liabilities ..................................................            548,232             656,906

Commitments and contingencies

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 81,366 and 410,760 issued and outstanding at
     December 31, 2003 and December 31, 2002, respectively) .............             72,666             443,674
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     18,676,851 and 12,902,053 issued and outstanding at December
     31, 2003 and December 31, 2002, respectively) ......................              1,868               1,293
   Additional paid-in capital ...........................................         40,284,856          32,051,461
   Stock subscriptions outstanding ......................................                 --            (791,940)
   Accumulated deficit ..................................................        (34,808,042)        (29,531,402)
                                                                                ------------        ------------
     Total stockholders' equity .........................................          5,551,348           2,173,086
                                                                                ------------        ------------
     Total liabilities and stockholders' equity .........................       $  6,099,580        $  2,829,992
                                                                                ============        ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 For the Years Ended December 31, 2003 and 2002

                                                                           Year ended
                                                                          December 31,
                                                                     2003              2002
                                                                 ------------      ------------
Revenues
     Research and development contracts ....................     $    731,743      $    344,450
                                                                 ------------      ------------

Operating expenses
Selling, general and administrative ........................        2,646,586         1,838,470
     Research and development ..............................        2,942,809         1,766,368
     Patent preparation fees ...............................          300,494           104,700
     Loss on impairment of intangible asset ................          136,750                --
                                                                 ------------      ------------
         Total operating expenses ..........................        6,026,639         3,709,538
                                                                 ------------      ------------

         Operating loss ....................................       (5,294,896)       (3,365,088)

Interest income, net .......................................           18,256            34,061
                                                                 ------------      ------------
         Net loss ..........................................     $ (5,276,640)     $ (3,331,027)

Deemed dividend related to beneficial conversion feature ...               --            29,200
                                                                 ------------      ------------
         Net loss applicable to common shareholders ........     $ (5,276,640)     $ (3,360,227)
                                                                 ============      ============

Weighted average shares outstanding: basic and diluted .....       15,717,138        10,450,529
                                                                 ============      ============
Net loss per share: basic and diluted ......................     $      (0.34)     $      (0.32)
                                                                 ============      ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2003 and 2002

                                                                                   Series A
                                                                                  Convertible
                                                                                Preferred Stock                 Common Stock
                                                                           --------------------------     -------------------------
                                                                             Shares         Amount          Shares         Amount
         Balance at December 31, 2001                                       379,294      $    398,441     10,139,553     $    1,016

Net proceeds from issuance of common stock                                                                 2,737,500            274
($1.00 to $1.09 per share)
Issuance of common shares upon exercise of stock options                                                      25,000              3
Issuance of preferred stock to settle dividends payable                      31,466            45,233
Amortization of deferred compensation
Stock options issued to non-employee
Deemed dividend related to beneficial conversion feature
Net loss

                                                                           --------      ------------     ----------     ----------
         Balance at December 31, 2002                                       410,760           443,674     12,902,053          1,293
                                                                           ========      ============     ==========     ==========

Net proceeds from issuance of common stock ($1.20 to                                                       3,444,031            344
$1.44 per share)
Issuance of common stock upon acquisition                                                                  1,950,000            195
Issuance of stock options and warrants upon acquisition
Issuance of common stock upon exercise of stock options and warrants                                          27,582              3
Conversion of preferred stock to common stock                              (353,185)         (371,008)       353,185             33
Issuance of preferred stock for anti-dilution                                23,791
Stock options issued to non-employee
Receipt of stock subscriptions outstanding
Net loss

                                                                           --------      ------------     ----------     ----------
         Balance at December 31, 2003                                        81,366      $     72,666     18,676,851     $    1,868
                                                                           ========      ============     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                             SIGA TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 2003 and 2002

                                                 Additional                         Stock                                 Total
                                                   Paid-in         Deferred     Subscriptions       Accumulated        Stockholders'
                                                   Capital       Compensation    Outstanding          Deficit             Equity
      Balance at December 31, 2001               $29,348,786       $(35,583)      $      --       $ (26,171,175)       $ 3,541,485

Net proceeds from issuance of common stock         2,559,924                       (791,940)                             1,768,258
($1.00 to $1.09 per share)
Issuance of common shares upon exercise of            28,093                                                                28,096
stock options
Issuance of preferred stock to settle                                                                                       45,233
dividends payable
Amortization of deferred compensation                                35,583                                                 35,583
Stock options issued to non-employee                  85,458                                                                85,458
Deemed dividend related to beneficial                 29,200                                            (29,200)
conversion feature
Net loss                                                                                             (3,331,027)        (3,331,027)
                                                 -----------       --------       ---------       -------------        -----------
      Balance at December 31, 2002                32,051,461             --        (791,940)        (29,531,402)         2,173,086
                                                 ===========       ========       =========       =============        ===========

Net proceeds from issuance of common stock         4,171,652                                                             4,171,996
($1.20 to $1.44 per share)
Issuance of common stock upon acquisition          3,408,805                                                             3,409,000
Issuance of stock options and warrants               255,873                                                               255,873
upon acquisition
Issuance of common stock upon exercise of             24,715                                                                24,718
stock options and warrants
Conversion of preferred stock for common             370,975                                                                    --
stock
Issuance of preferred stock for                                                                                                 --
anti-dilution
Stock options issued to non-employee                   1,375                                                                 1,375
Receipt of stock subscriptions outstanding                                          791,940                                791,940
Net loss                                                                                             (5,276,640)        (5,276,640)

                                                 -----------       --------       ---------       -------------        -----------
      Balance at December 31, 2003               $40,284,856       $     --       $      --       $ (34,808,042)       $ 5,551,348
                                                 ===========       ========       =========       =============        ===========

                             SIGA TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2003 and 2002

                                                                       Year Ended
                                                                      December 31,
                                                                  2003            2002
                                                              -----------     -----------
Cash flows from operating activities:
   Net loss                                                   $(5,276,640)    $(3,331,027)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
     Bad debt expense                                              26,000              --
     Loss on impairment of intangible asset                       136,750              --
     Depreciation                                                 354,667         317,032
     Amortization of intangible assets                            384,893              --
     Stock, options & warrant compensation                          1,375         121,041
     Changes in assets and liabilities:
       Accounts receivable                                         (4,635)         (5,151)
       Prepaid expenses                                            53,889          49,189
       Other assets                                               (10,827)        (16,295)
       Accounts payable and accrued expenses                     (997,640)        216,926
                                                              -----------     -----------

       Net cash used in operating activities                   (5,332,168)     (2,648,285)
                                                              -----------     -----------

Cash flows from investing activities:
   Capital expenditures                                          (273,560)        (46,235)
                                                              -----------     -----------

       Net cash used in investing activities                     (273,560)        (46,235)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                   4,171,996       1,768,258
   Receipts of stock subscriptions outstanding                    791,940              --
   Proceeds from exercise of options and warrants                  24,718          28,096
   Principal payments on capital lease obligations                (11,206)       (180,990)
                                                              -----------     -----------

       Net cash provided from financing activities              4,977,448       1,615,364
                                                              -----------     -----------

   Net decrease in cash and cash equivalents                     (628,280)     (1,079,156)
   Cash and cash equivalents at beginning of period             2,069,004       3,148,160
                                                              -----------     -----------
   Cash and cash equivalents at end of period                 $ 1,440,724     $ 2,069,004
                                                              ===========     ===========

   Supplemental information of business acquired
     Fair value of assets acquired:
       Equipment                                              $    27,711     $        --
       Intangible assets                                        3,639,000              --
       Goodwill                                                   898,334              --
     Less, liabilities assumed and non-cash consideration:
       Current liabilities                                       (494,142)             --
       Stock issued                                            (3,409,000)             --
       Stock options and warrants issued                         (255,873)             --
       Acquisition costs                                         (406,030)             --

     Non cash supplemental information:
     Conversion of preferred stock to common stock            $   371,008     $        --

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

SIGA Technologies, Inc. ("SIGA" or the "Company") was incorporated in the State of Delaware on December 28, 1995 as SIGA Pharmaceuticals, Inc. The Company is engaged in the discovery, development and commercialization of vaccines, antibiotics, and novel anti-infectives for the prevention and treatment of infectious diseases.

On May 23, 2003, the Company acquired substantially all of the assets of Plexus Vaccine Inc. ("Plexus") and assumed certain liabilities in exchange for 1,950,000 shares of the Company's common stock and 190,950 of the Company's options and warrants at an exercise price of $1.62 per share. Plexus is a structure-based rational vaccine design and development company directed toward the convergence of structural biology, pharmacogenomics and molecular immunology. Plexus is employing its technologies to formulate and test a vaccine candidate for severe acute respiratory syndrome, or "SARS".

Basis of presentation

The accompanying financial statements have been prepared on a basis, which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. See Note 4 for recent private placement offerings.

2. Summary of Significant Accounting Policies

Cash and cash equivalents

Cash and cash equivalents consist of short term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. Interest is accrued as earned.

Equipment

Equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, which are as follows: laboratory equipment - 5 years; leasehold improvements - life of lease; computer equipment - 3 years; furniture and fixtures - 7 years.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" as amended ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Non-refundable fees are recognized as revenue over the term of the arrangement or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Milestones, which generally are related to substantial scientific or technical achievement, are recognized as revenue when the milestone is accomplished.

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

The Company accounts for the impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment testing required under SFAS 142 requires management to make assumptions and judgments regarding the estimated fair value of the Company's goodwill. Such assumptions include the present value discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

The Company accounts for the impairment of long-lived assets such as acquired technology, non-compete agreements and research contracts in accordance with the provisions of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. Changes in events or circumstances to the Company that may affect long-lived assets include, but are not limited to, cancellations or terminations of research contracts or pending government research grants.

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

At December 31, 2003 and 2002, 81,366 and 410,760 shares, respectively, of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. At

December 31, 2003 and 2002, outstanding options to purchase 6,460,811 and 5,807,561 shares, respectively, of the Company's common stock with exercise prices ranging from $1.00 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At December 31, 2003 and 2002, outstanding warrants to purchase 6,286,332 and 4,675,144 shares, respectively, of the Company's common stock, with exercise prices ranging from $1.00 to $3.63 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Accounting estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant estimates include the fair value of goodwill and intangible assets and the value of options and warrants granted by the Company. Actual results could differ from those estimates.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

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

Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                                                                    Years ended
                                                                                   December 31,
                                                                            ----------------------------
                                                                                2003            2002
                                                                            ------------    ------------
      Net loss applicable to common shareholders, as reported ...........    ($5,276,640)    ($3,360,227)

      Add: Stock-based employee compensation expense recorded under
      APB No. 25 ........................................................             --          35,583

      Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards, net of
      related tax effects ...............................................       (687,766)       (153,882)

      Pro forma net loss applicable to common shareholders ..............    ($5,964,406)    ($3,478,526)

      Net loss per share:
           Basic and diluted -as reported ...............................   $      (0.34)   $      (0.32)

           Basic and diluted -pro forma .................................   $      (0.38)   $      (0.33)

The fair value of the options granted to employees during 2003 and 2002 ranged from $0.09 to $2.75 on the date of the respective grant using the Black-Scholes option-pricing model.

The following weighted-average assumptions were used for 2003: no dividend yield, expected volatility of 100%, risk free interest rates of 2.89%-3.24% and an expected term of 3 to 5 years. The following weighted-average assumptions were used for 2002: no dividend yield, expected volatility of 100%, risk free interest rates of 2.87%-4.50% and an expected term of 3 to 5 years.

Recent pronouncements

In December of 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material effect on the Company's results of operations, financial position or cash flows.

In March of 2003, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for revenue recognition purposes, and how consideration should be measured and allocated to the separate accounting units. EITF No. 00-21 applies to all deliverables within contractually binding arrangements in all industries, except to the extent that a deliverable in a contractual arrangement is subject to other existing higher-level authoritative literature. EITF No. 00-21 became effective for revenue arrangements entered into after July 1, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company's financial position or results of operations.

In December of 2003, the FASB revised its FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. A VIE is a legal structure for which the holders of a majority voting interest may not have a controlling financial interest in the legal structure. FIN 46R provides guidance for identifying those legal structures and provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in their financial statements. The Company is required to adopt the provisions of FIN 46R for its interim period ending March 31, 2004. The Company does not believe that it holds any interests in VIEs that would require consolidation or additional disclosures.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement applies to certain financial instruments, including mandatorily redeemable financial instruments that, prior to SFAS No. 150 could have been accounted for as a component of equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities whose shares are all mandatorily redeemable. SFAS No. 150 is effective for these financial instruments entered into or modified after May 31, 2003. For these financial instruments entered into before May 31, 2003, SFAS No. 150 became effective for the interim period beginning July 1, 2003. The Company does not hold any financial instruments that are within the scope of SFAS No. 150. Accordingly, SFAS No. 150 did not have a material effect on the Company's results of operations or financial position.

3. Business Acquisition

On May 23, 2003, the Company acquired substantially all of the assets of Plexus and assumed certain liabilities in exchange for 1,950,000 shares of the Company's common stock and 190,950 of the Company's options and warrants at an exercise price of $1.62 per share. The results of operations of Plexus have been included in the statement of operations of the combined entity since May 23, 2003.

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

The allocation of the total purchase price of $4,070,903 is as follows:

                                               Useful Life           Fair Value
                                               -----------           ----------

         Equipment, net                        3 - 7 years          $    27,711
         Liabilities assumed                       N/A                 (494,142)
         Acquired technology                    10 years              2,191,000
         Customer contract and grants          3 1/2 years              741,000
         Covenant not to compete               3 1/2 years              707,000
         Goodwill                              Indefinite               898,334
                                                                    -----------
         Purchase Price                                             $ 4,070,903
                                                                    ===========

Accumulated amortization of intangible assets for the year ended December 31, 2003 was approximately $385,000 which was approximately $135,000 for acquired technology, approximately $125,000 for customer contact and grants, and approximately $125,000 for the covenant not to compete. The Company anticipates amortization expense to be approximately $593,750, $593,750, $593,750, $219,100, and $219,100 for the fiscal years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

Selected Unaudited Pro Forma Financial Information The Company has prepared a condensed pro forma statement of operations in accordance with SFAS 141, for the years ended December 31, 2003 and 2002 as if Plexus were part of the Company as of January 1, 2003 and 2002, respectively.

                                                                       Years Ended
                                                                      December 31,
                                                                  2003             2002
                                                              ------------     ------------
      Revenues                                                $    826,525     $    516,828

      Net loss                                                $ (7,527,206)    $ (5,398,730)

      Net loss per common share - basic and diluted           $      (0.46)    $      (0.44)

      Weighted average number of common shares outstanding      16,481,110       12,400,529

In the fourth quarter of 2003, the customer contract acquired with the acquisition of Plexus was cancelled. Based on the fact that there will be no future cash flows from this contract, the Company recognized an impairment loss of $136,750 as part of operating expenses in the year ended December 31, 2003 for the unamortized intangible asset amount.

4. Stockholders' Equity

At December 31, 2003, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2003 Placements

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

In October 2003, MacAndrews & Forbes, certain of its employees and TransTech Pharma, Inc., a related party to the Company and an affiliate of MacAndrews & Forbes ("TransTech Pharma"), exercised their option to invest $9.0 million in the Company, in exchange for an aggregate of 6,250,000 shares of common stock of the Company's common stock, and warrants to purchase up to an aggregate of 3,125,000 shares of the Company's common stock at an exercise price of $2.00 per share, in accordance with and subject to the terms and conditions of the securities purchase agreement signed in August 2003, as amended. Immediately prior to the exercise of such option, MacAndrews & Forbes assigned the right to invest up to $5.0 million in the Company to TransTech Pharma. The Company and TransTech Pharma are parties to a drug discovery collaboration agreement signed in October 2002 (see Note 6).

In accordance with and subject to the terms and conditions of the securities purchase agreement, MacAndrews & Forbes and certain of its employees invested $2.2 million in exchange for 1,499,587 shares of the Company's common stock at a price of $1.44 per share and received warrants to purchase up to an additional 749,794 shares of common stock at an exercise price of $2.00 per share.

In January 2004, MacAndrews & Forbes and TransTech Pharma completed the final portion of their investment, following the approval of the Company's stockholders at its annual meeting of stockholders held on January 8, 2004. Immediately following the stockholders' meeting, MacAndrews & Forbes invested $1,840,595 in exchange for 1,278,191 shares of common stock at a price of $1.44 per share, and warrants to purchase up to an additional 639,095 shares of common stock at an exercise price of $2.00 per share; and TransTech Pharma invested $5,000,000 in exchange for 3,472,222 shares of common stock and warrants to purchase up to an additional 1,736,111 shares of common stock on the same terms. In addition, as part of the investment, MacAndrews & Forbes and TransTech Pharma each were given the right to appoint one board member to the Board of Directors, subject to certain terms and conditions. On January 8, 2004, in accordance with the terms of the investment, the respective designees of MacAndrews & Forbes and TransTech Pharma were appointed to serve on SIGA's board of directors.

2002 Placements

In December 2002, the Company raised gross proceeds of $1.865 million in a private offering of common stock and warrants to purchase the Company's common stock. The Company sold 1,700,000 shares of common stock. In connection with the offering the Company issued 171,216 warrants to purchase shares of the Company's common stock to placement agents. The warrants are exercisable at a price of $1.65 and have a term of five years. The Company received net proceeds of $891,000 prior to December 31, 2002 and net proceeds of $791,940 after December 31, 2002. As such, as of December 31, 2002, the Company had recorded a subscription receivable of $791,940.

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

Preferred Stock

Holders of the Series A Convertible Preferred Stock are entitled to (i) cumulative dividends at an annual rate of 6% payable when and if declared by the Company's board of directors; (ii) in the event of liquidation of the Company, each holder is entitled to receive $1.4375 per share (subject to certain adjustment) plus all accrued but unpaid dividends; (iii) convert each share of Series A to a number of fully paid and non-assessable shares of common stock as calculated by dividing $1.4375 by the Series A Conversion Price (shall initially be $1.4375); and (iv) vote with the holders of other classes of shares on an as-converted basis.

During the year ended December 31, 2003, certain preferred stockholders converted 353,185 Series A convertible preferred stock into 353,185 shares of common stock.

5. Stock option plan and warrants

Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan

In January 1996, the Company implemented its 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan"). The Plan as amended provides for the granting of up to 7,500,000 shares of the Company's common stock to employees, consultants and outside directors of the Company. The exercise period for options granted under the Plan, except those granted to outside directors, is determined by a committee of the Board of Directors. Stock options granted to outside directors pursuant to the Plan must have an exercise price equal to or in excess of the fair market value of the Company's common stock at the date of grant and become exercisable over a period of three years with a third of the grant being exercisable at the completion of each year of service subsequent to the grant.

In November 2003, the Board of Directors approved an amendment to the Plan to increase the maximum number of shares of common stock available for issuance thereunder from 7,500,000 shares to 10,000,000 shares. Such amendment became effective upon approval by the Company's stockholders in January 2004.

Stock option activity of the Company is summarized as follows:

                                                                                     Weighted
                                                                                     Average
                                                                      Number of      Exercise
                                                                        Shares        Price
                                                                     -----------     --------
      Outstanding at January 1, 2002                                   5,139,811      $2.50
           Granted                                                       777,750       2.66
           Forfeited                                                     (85,000)      3.80
           Exercised                                                     (25,000)      1.13
                                                                     -----------      -----
      Outstanding at December 31, 2002                                 5,807,561      $2.52
           Granted                                                       813,250       1.79
           Forfeited                                                    (160,000)      4.81
           Exercised                                                          --         --
                                                                     -----------      -----
      Outstanding at December 31, 2003                                 6,460,811      $2.33
                                                                     ===========      =====

      Options available for future grant at December 31, 2003            827,064
      Weighted average fair value of options granted during 2003     $      1.14
      Weighted average fair value of options granted during 2002     $      0.71

The following table summarizes information about options outstanding at December 31, 2003:

                                                  Weighted                            Number
                              Number              Average           Weighted        Exercisable           Weighted
                           Outstanding           Remaining           Average             at                Average
                           December 31,         Contractual         Exercise        December 31,          Exercise
  Exercise Price               2003             Life (Years)          Price             2003                Price
------------------         ------------         -----------         --------        ------------          --------
1.00 .............             20,000               5.86               1.00             20,000               1.00
1.13 .............            300,000               5.81               1.13            300,000               1.13
1.50 - 1.85 ......            964,084               9.16               1.75            594,234               1.75
2.00 - 2.75 ......          4,838,500               7.12               2.38          4,687,250               2.38
3.94 - 5.50 ......            338,227               4.99               4.36            292,977               4.42
                            ---------                                                ---------

                            6,460,811                                                5,894,461
                            =========                                                =========

At December 31, 2003, options held outside of the plan included 125,000 options granted to an employee and 125,000 options granted to consultants and have not been included in the above tables.

The following tables summarize information about warrants outstanding at December 31, 2003:

                                                    Number of    Weighted Average          Expiration
                                                     Warrants     Exercise Price             Dates
                                                    ---------    ----------------          ----------
      Outstanding at January 1, 2002 ......         4,231,428         $3.61
           Granted ........................           793,716          2.03         09/30/2007 - 12/31/2007
           Canceled / Expired .............          (350,000)         7.32
                                                    ---------         -----
      Outstanding at December 31, 2002 ....         4,675,144         $3.06
           Granted ........................         2,117,966          1.97         12/31/2007 - 03/01/2012
           Exercised ......................           (40,562)         1.19
           Canceled / Expired .............          (466,216)         5.83
                                                    ---------         -----
      Outstanding at December 31, 2003 ....         6,286,332         $2.50
                                                    ---------         -----

                  Number
               of Warrants                        Exercise
               Outstanding                          Price
               -----------                       -----------
                   75,000                            1.00
                  860,354                        1.45 - 1.75
                2,799,766                        2.00 - 2.25
                2,551,212                        2.94 - 3.63
                ---------
                6,286,332
                =========

In February 2003, the Company entered into a 12-month consulting agreement with an outside consultant in the amount of $249,420 to provide marketing research support. Upon being awarded research contracts in excess of $2.0 million from such support, the Company is obligated to issue 400,000 fully vested warrants at an exercise price of $1.32 with an expiration of 3 years. As of December 31, 2003, the Company had not yet been awarded contracts in excess of $2.0 million. Upon renewal of the agreement, the Company is required to issue an additional 100,000 warrants with an exercise price set at the date of the renewal with an expiration of 3 years. In March 2004, the Company renewed the consulting agreement in the amount of $320,000 for an additional eight months from March 1, 2004. The Company issued 100,000 warrants at an exercise price of $2.05 per share with an expiration date of March 2007.

During 2003, the Company extended 3,225,000 options held by the Board of Directors for an additional 5 years. The Company accounted for such extension in accordance with Financial Accounting Standard Board Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion Number 25". No compensation cost was incurred with the extension as the exercise prices of the options were higher than the fair value of the common stock at the date of modification.

2002 Grants

In September 2002, the Company entered into a four-month consulting agreement under which a consultant assists the Company with public relations efforts in the United States and Europe in exchange for a monthly retainer of $3,500 for the four-month term and 50,000 fully vested options to purchase shares of the Company's common stock. Of the amount of fully vested options, 25,000 shares have an exercise price of $1.50 per share and 25,000 shares have an exercise price of $1.75. Upon grant, the Company recorded a $31,618 stock compensation charge to operations based upon the fair value of the options.

In April 2002, in connection with an existing consulting agreement, the Company granted a consultant an option to purchase 15,000 shares of the Company's common stock under the Plan. Upon grant, the Company recorded a $10,269 stock compensation charge to operations based upon the fair value of the option.

In connection with the development of its licensed technologies the Company entered into a consulting agreement with a scientist who developed such technologies, under which the consultant serves as the Company's Chief Scientific Advisor. In June 2001, the Company entered into an amended consulting agreement with the scientist under which the scientist was to provide services to the Company for a three-year period commencing on September 10, 2001. In consideration for the consulting services the scientist was to be paid an annual fee of $50,000 payable quarterly. In addition, the Company granted the scientist options to purchase 225,000 shares of common stock at $3.94 per share. On September 10, 2001, ten percent of the options vested and the remaining options were to vest in 36 monthly installments beginning on October 10, 2001. In September 2002, the Company and the consultant terminated their arrangement and all unvested options were forfeited. For the year ended December 31, 2002, the Company recorded a stock compensation charge of $58,904.

6. Related Parties

Directors

The Company's Chairman of the Board of Directors is Vice Chairman and a director of MacAndrews & Forbes. During 2003 and January 2004, MacAndrews & Forbes, along with TransTech Pharma, invested $10.0 million in SIGA. Furthermore, two directors of the Company are also directors of TransTech Pharma. Additionally, a director of the Company, is a member of the Company's outside counsel (See Note
4).

Collaborative Research Agreements

In October 2002, the Company entered into a collaborative research agreement with TransTech Pharma, a related party, for the discovery and treatment of human diseases. Under the terms of the agreement, TransTech Pharma and the Company have agreed to contribute each of their respective services and share equally in costs of specified research projects. In consideration of the services performed by TransTech Pharma and use of its proprietary technology, SIGA granted an exclusive, fully-paid, nontransferable, nonsublicenseable, limited license to use existing rights to patents and technologies. Both parties will share equally in the ownership of compounds and related intellectual property derived from such research efforts. In January 2004, TransTech Pharma invested $5.0 million in SIGA (See Note 4).

7. Equipment

Equipment consisted of the following at December 31, 2003 and 2002:

            Laboratory equipment                    $ 1,134,110     $   896,862
            Leasehold improvements                      690,138         627,849
            Computer equipment                          199,209         155,204
            Furniture and fixtures                      292,817         291,637
                                                    -----------     -----------
                                                      2,316,274       1,971,552

                 Less - Accumulated depreciation     (1,937,228)     (1,539,110)
                                                    -----------     -----------

            Equipment, net                          $   379,046     $   432,442
                                                    ===========     ===========

8. Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $24,990,000 at December 31, 2003 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin expiring in 2010 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards is subject to limitation. The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses result in a noncurrent deferred tax asset at December 31, 2003 and 2002 of approximately $13,030,000 and $11,144,000, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

For the years ended December 31, 2003 and 2002, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

9. License and Research Agreements

In December 2002, the Company was awarded an initial U.S. Government contract with the U.S. Army to develop an effective Smallpox antiviral drug. The total estimated revenue under the contract is $1.6 million for the periods January 1, 2003 to May 31, 2007. For the year ended December 31, 2003, the Company recognized revenue of approximately $290,000 from this contract.

In May 2002, the Company announced that it was awarded a Phase II research grant for a total of $865,000. The grant will support the Company's antibiotic development program. The grant was awarded by the Small Business Innovation Research Program of the National Institutes of Health. For the years ended December 31, 2003 and 2002, the Company recognized revenue of approximately $388,000 and $270,000, respectively, from this grant.

10. Other Agreements

In March 2002, the Company entered into a non-binding Letter of Intent (the "Letter") to acquire all of the outstanding shares of Allergy Therapeutics Holdings Ltd. ("Allergy"). Under the terms of the Letter, SIGA was to issue shares to the Allergy stockholders that would result in 47.5% ownership to each of the former shareholders of SIGA and former shareholders of Allergy of the outstanding common stock, on a fully diluted basis. As part of the transaction, Elan Pharma International Limited ("Elan") was to enter into an exclusive license for certain technology with SIGA in exchange for 5% of the Company's common stock on a fully diluted basis. In July 2002, the Company announced the termination of the Letter to acquire all the shares of Allergy due to unfavorable market conditions that existed at the time of the termination. The Company incurred approximately $600,000 of selling, general and administrative expenses in connection with this contemplated transaction, of which approximately $127,000 were still outstanding as of December 31, 2003.

11. Commitments and Contingencies

Employment agreements

In January 2002, the Company and its Chief Financial Officer ("CFO") entered into an amendment to the CFO's existing employment agreement, extending his employment until December 31, 2002. In November 2002, the employment agreement was amended and extended until September 30, 2004. Under the amended agreement, compensation is set at an annual minimum base salary of $210,000 and options of 150,000 were granted under the Plan at an exercise price of $2.50 per share. Of such grant, 75,000 shares vested immediately and 75,000 shares vested on September 1, 2003.

In October 2002, the Company and its Chief Scientific Officer ("CSO") entered into an amendment to the CSO's existing employment agreement, extending his employment until December 31, 2005. Under the amended agreement, compensation is set at an annual minimum base salary of $210,000 and options of 300,000 shares were granted at an exercise price of $2.50. Upon such grant, the CSO was required to surrender 50,000 shares granted under a previous grant with an exercise price of $3.94. Under the new grant, 75,000 shares vested immediately and 75,000 shares will vest on September 1, 2003, 2004 and 2005, respectively, pursuant to the Plan. As such, 50,000 options are considered variable options under APB 25 as replacement awards for the options surrendered. For the years ended December 31, 2003 and 2002, there was no stock compensation charge as the fair value of the underlying common stock was below the exercise price of the option.

In May 2003, the President and CEO of Plexus Vaccine was appointed President of SIGA. The President and the Company entered into an employment agreement for the period of May 23, 2003 until December 31, 2005. Under the agreement, compensation is set at an annual minimum base salary of $216,000 with certain benefits, as defined. Additionally, 300,000 options were granted under the Plan at an exercise price of $1.81 per share. Of such grant, 100,000 options vested immediately, 100,000 options will vest in May 2004 and the remaining 100,000 options will vest in May 2005.

Operating lease commitments

The Company leases certain facilities and office space under operating leases. Rent expenses for the years ended December 31, 2003 and 2002 was approximately $235,000 and $213,000, respectively. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

              Year ended December 31,
                      2004                              $ 193,237
                      2005                                 86,398
                      2006                                 87,737
                      2007                                 94,921
                      2008                                 19,416
                   Thereafter                                  --
                                                        ---------
                      Total                             $ 481,709
                                                        =========