Form 10QSB
period 2004-03-31
SIGA TECHNOLOGIES INC
filed 2004-05-14
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
March 31, 2004

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

As of May 11, 2004 the registrant had outstanding 23,439,158 shares of common stock.

================================================================================

                             SIGA TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                     March 31,     December 31,
                                                                                       2004            2003
                                                                                   ------------    ------------
ASSETS
Current Assets
   Cash and cash equivalents ...................................................   $  6,808,161    $  1,440,724
   Accounts receivable .........................................................         41,505          38,786
   Prepaid expenses ............................................................         50,338          50,338
                                                                                   ------------    ------------
    Total current assets .......................................................      6,900,004       1,529,848

   Equipment, net ..............................................................        308,260         379,046
   Goodwill ....................................................................        898,334         898,334
   Intangible assets, net ......................................................      2,970,626       3,117,357
   Other assets ................................................................        177,391         174,995
                                                                                   ------------    ------------
    Total assets ...............................................................   $ 11,254,615    $  6,099,580
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ............................................................   $    644,670    $    353,051
   Accrued expenses and other ..................................................        196,682         195,181
                                                                                   ------------    ------------
    Total liabilities ..........................................................        841,352         548,232

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 81,366 and 81,366 issued and outstanding at March 31, 2004
   and December 31, 2003, respectively) ........................................         72,666          72,666
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     23,437,492 and  18,676,851 issued and outstanding at March 31, 2004
     and December 31, 2003, respectively) ......................................          2,344           1,868
   Additional paid-in capital ..................................................     47,085,863      40,284,856
   Accumulated deficit .........................................................    (36,747,610)    (34,808,042)
                                                                                   ------------    ------------
    Total stockholders' equity .................................................     10,413,263       5,551,348
                                                                                   ------------    ------------
    Total liabilities and stockholders' equity .................................   $ 11,254,615    $  6,099,580
                                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                  Three months ended
                                                                       March 31,
                                                                 2004            2003
                                                             ------------    ------------
Revenues
     Research and development contracts ..................   $    161,217    $    205,144
                                                             ------------    ------------

Operating expenses
     Selling, general and administrative .................      1,005,860         560,308
     Research and development ............................      1,019,541         477,499
     Patent preparation fees .............................         91,839          55,932

                                                             ------------    ------------
        Total operating expenses .........................      2,117,240       1,093,739
                                                             ------------    ------------

        Operating loss ...................................     (1,956,023)       (888,595)

Interest income, net .....................................         16,455           6,357

                                                             ------------    ------------
        Net loss .........................................   $ (1,939,568)   $   (882,238)
                                                             ============    ============

Weighted average shares outstanding: basic and diluted ...     23,010,544      13,243,162
                                                             ============    ============
Net loss per share: basic and diluted ....................          (0.08)   $      (0.07)
                                                             ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                     Three months ended
                                                                         March 31,
                                                                    2004            2003
                                                                ------------    ------------
Cash flows from operating activities:
  Net loss                                                      $ (1,939,568)   $   (882,238)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                                      89,153          83,747
    Amortization of intangible assets                                146,731              --
    Changes in assets and liabilities:
      Accounts receivable                                             (2,719)       (117,895)
      Prepaid expenses                                                    --          40,325
      Other assets                                                    (2,396)         (2,683)
      Accounts payable and accrued expenses                          293,120        (113,471)
                                                                ------------    ------------

      Net cash used in operating activities                       (1,415,679)       (992,215)
                                                                ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                               (18,367)       (138,054)

                                                                ------------    ------------

      Net cash flow used in investing activities                     (18,367)       (138,054)
                                                                ------------    ------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                       6,784,607         791,940
  Issuance of promissory note                                             --         (50,000)
  Proceeds from exercise of warrants                                  16,876              --
  Principal payments on capital lease obligations                         --         (11,206)
                                                                ------------    ------------

      Net cash provided from financing activities                  6,801,483         730,734
                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents               5,367,437        (399,535)
Cash and cash equivalents at beginning of period                   1,440,724       2,069,004
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $  6,808,161    $  1,669,469
                                                                ------------    ------------

   The accompanying notes are an integral part of these financial statements.

Notes to the March 31, 2004 Financial Statements

1. Organization and Basis of Presentation

Organization

The financial statements of SIGA Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Forms 10-QSB and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2003, included in the 2003 Form 10-KSB.

Basis of presentation

The accompanying financial statements have been prepared on a basis, which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. The Company anticipates that its current resources will be sufficient to finance anticipated needs for operations and capital expenditures approximately through the first quarter of 2005. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. See Note 5 for recent private placement offerings.

2. Significant Accounting Policies

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" which superceded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 104, the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Non-refundable fees are recognized as revenue over the term of the arrangement or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Milestone payments, which generally are related to substantial scientific or technical achievement, are recognized as revenue when the milestone is accomplished.

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

Net loss per share

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

At March 31, 2004 and December 31, 2003, 81,366 and 81,366 shares, respectively, of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. At March 31, 2004 and December 31, 2003, outstanding options to purchase 6,452,477 and 6,460,811 shares, respectively, of the Company's common stock with exercise prices ranging from $1.00 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At March 31, 2004 and December 31, 2003, outstanding warrants to purchase 8,703,310 and 6,286,332 shares, respectively, of the Company's common stock, with exercise prices ranging from $1.00 to $3.63 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                            2004          2003
                                                                        -----------   -----------

Net loss, as reported                                                   ($1,939,568)  ($  882,238)
                                                                        ===========   ===========

Add: Stock-based employee compensation expense recorded under
APB No. 25                                                                       --            --
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                                  (98,150)      (22,745)
                                                                        -----------   -----------
Pro forma net loss                                                      ($2,037,718)  ($  904,983)
                                                                        ===========   ===========
Net loss per share:
Basic and diluted -as reported                                          $     (0.08)  $     (0.07)
                                                                        ===========   ===========

Basic and diluted -pro forma                                            $     (0.09)  $     (0.07)
                                                                        ===========   ===========

The fair value of the options granted to employees during 2003 ranged from $0.09 to $2.75 on the date of the respective grant using the Black-Scholes option-pricing model. There were no options granted in the first quarter of 2004. The following weighted-average assumptions were used for 2003: no dividend yield, expected volatility of 100%, risk free interest rates of 2.89%-3.24% and an expected term of 3 to 5 years.

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

Selected Unaudited Pro Forma Financial Information

The Company has prepared a condensed pro forma statement of operations in accordance with SFAS 141, for the three months ended March 31, 2004 and 2003 as if Plexus were part of the Company as of January 1, 2004 and 2003, respectively.

                                                                   Three Months Ended
                                                                        March 31,
                                                                  2004            2003
                                                             ------------    ------------
      Revenues                                               $    161,217    $    270,244

      Net loss                                               $ (1,939,568)   $ (2,698,574)

      Net loss per common share - basic and diluted          $      (0.08)   $      (0.18)

      Weighted average number of common shares outstanding     23,010,544      15,193,162

4. Intangible Assets

For the three months ended March 31, 2004, amortization of intangible assets that were acquired on May 23, 2003 was approximately $55,000 for acquired technology, approximately $41,000 for customer contact and grants, and approximately $51,000 for the covenant not to compete. The Company anticipates amortization expense to be approximately $447,019, $593,750, $593,750, $219,100, and $219,100 for the fiscal years ending December 31, 2004, 2005, 2006, 2007, and 2008, respectively.

5. Stockholders' Equity

At March 31, 2004, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

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

In January 2004, MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes"), a holding company of which the Company's Chairman of the Board of Directors is Vice Chairman and a director, and TransTech Pharma, Inc., a related party to the Company and an affiliate of MacAndrews & Forbes ("TransTech Pharma"), completed the final portion of their investment, following the approval of the Company's stockholders at its annual meeting of stockholders held on January 8, 2004. Immediately following the stockholders' meeting, MacAndrews & Forbes invested $1,840,595 in exchange for 1,278,191 shares of common stock at a price of $1.44 per share, and warrants to purchase up to an additional 639,095 shares of common stock at an exercise price of $2.00 per share; and TransTech Pharma invested $5,000,000 in exchange for 3,472,222 shares of common stock and warrants to purchase up to an additional 1,736,111 shares of common stock on the same terms. In addition, as part of the investment, MacAndrews & Forbes and TransTech Pharma each were given the right to appoint one board member to the Board of Directors, subject to certain terms and conditions. On January 8, 2004, in accordance with the terms of the investment, the respective designees of MacAndrews & Forbes and TransTech Pharma were appointed to serve on SIGA's board of directors.

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

            We are developing technology for the mucosal delivery of our vaccines to activate the immune system at the mucus lined surfaces of the body, the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts; the sites of entry for most infectious agents. Our anti-infectives programs are aimed at the increasingly serious problem of drug resistance, and they are designed to block the ability of infectious agents to attach to human tissue, the first step in the infection process. The acquisition of substantially all the assets of Plexus Vaccine, Inc. ("Plexus") in May 2003 expands our capabilities in biological warfare defense research and allows for the development of vaccines for smallpox, anthrax and plague, botulism and other biological pathogens. The acquisition can also facilitate development of vaccines for traditional human health targets.

            We do not have commercial biomedical products, and we do not expect to have such products for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products, as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds to support operations for at least the next 12 months.

            Our biotechnology operations are run out of our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing vaccine and antibiotic programs through a combination of government grants and strategic alliances. While we have had success in obtaining strategic alliances and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs necessary to support clinical trials and research and development, will continue to be significant in the future.

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

      Revenue Recognition

            The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, ("SAB 101"). Four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. Milestone payments, which generally are related to substantial scientific or technical achievement, are recognized as revenue when the milestone is accomplished.

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

            We account for the impairment of goodwill in accordance with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill is not subject to amortization and is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment testing required under SFAS 142 requires management to make assumptions and judgments regarding the estimated fair value of the Company's goodwill. Such assumptions include the present value discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

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

      Contractual Obligations, Commercial Commitments and Purchase Obligations

            As of March 31, 2004, our purchase obligations were immaterial. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

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
                                                  =========

Recent Accounting Pronouncements

            In December of 2003, the FASB revised its FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. A VIE is a legal structure for which the holders of a majority voting interest may not have a controlling financial interest in the legal structure. FIN 46R provides guidance for identifying those legal structures and provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in their financial statements. The Company adopted the provisions of FIN 46R for the period ended March 31, 2004. The Company does not hold any interests in VIEs that would require consolidation or additional disclosures.

Results of Operations

Three months ended March 31, 2004 and March 31, 2003

            Revenues from grants and research and development contracts were $161,217 for the three months ended March 31, 2004, compared to $205,144 for the same period of 2003, an approximate 21% decrease. The decrease for the three months ended March 31, 2004 from the prior year reflects lower activity under the Small Business Innovation Grant (SBIR) from the National Institutes of Health (NIH) as the allocation of the two year grant was weighted higher in its initial year of allowance. Revenue from the U.S. Army contact was slightly lower for the three months ended March 31, 2004, which also contributed to the decrease.

            Selling, general and administrative expenses for the three months ended March 31, 2004 were $1,005,860 an increase of approximately 80% from expenses of $560,308 for the three months ended March 31, 2003. Approximately half of the approximate $450,000 increase was due to materially higher professional fees, primarily legal expenses. The expenses were incurred as the result of costs incurred to review and amend our corporate governance policies and procedures to ensure compliance with Sarbanes Oxley regulations. Also contributing to the increase in legal expenses were costs incurred in connection with a review of a potential business combination and a legal action the Company initiated against a former consultant. Payroll expense accounted for approximately 21% of the increase in the three months ended March 31, 2004. The increase was primarily the result of the addition of former Plexus employees to our staff in May 2003 and therefore not included in the prior year balance. Consulting expenses for marketing efforts to present our programs to agencies of the federal government were also higher. Furthermore, the three months ended March 31, 2004 also included approximately $51,000 of non-cash charges to amortize certain intangible assets acquired in the Plexus transaction in May 2003. No such charges were incurred in the three months ended March 31, 2003.

            Research and development expenses increased approximately 114% to $1,019,541 for the three months ended March 31, 2004 from $477,499 for the same period in 2003. Non-cash charges of $95,951 for the amortization of certain intangible assets acquired in connection with the Plexus acquisition accounted for approximately 18% of the period to period increase. Payroll expense for the three months ended March 31, 2004, increased 69% to approximately $420,000 compared to prior year expense of approximately $248,000. The increase was the result of the addition of former Plexus employees to our staff, an increase in staff to accelerate development on our lead products and a bonus payment to our Chief Scientific Officer. Sponsored research expense increased by approximately $183,000 for the three months ended March 31, 2004 compared to the same period in 2003 as the result of payments for work being performed on former Plexus programs at a Danish University.

            All of our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trials. At this stage of development, we cannot make estimates of the potential cost for any program to be completed or the time it will take to complete the project. For the three months ended March 31, 2004, excluding non-cash charges of approximately $168,000, we estimate that we spent a total of approximately $850,000 on all our research programs: approximately $260,000 or 31% of the total for the development of the Smallpox antiviral; approximately $138,000 or 16% of the total on the strep vaccine; approximately $154,000, or 18% of the total on the DegP anti-infective; approximately $195,000, or 23% of the total on vaccines including those being developed under agreements acquired from Plexus; and remaining approximately 12% of the total on other anti-infectives. For the three months ended March 31, 2003, excluding non-cash charges of approximately $67,000, we estimate we spent a total of approximately $480,000 on all our product programs: approximately $81,000, or 17% of total for the strep vaccine program; approximately $154,000, or 32% of the total was for the smallpox program; approximately $91,000, or 19% of the total was for the DegP anti-infectives program; approximately $38,000, or 8% of the total for other anti-infectives; and approximately $115,000, or 24% of the total was for other vaccine programs including the smallpox vaccine. We are working with TransTech Pharma on our Smallpox and SARS anti-viral products and our DegP broad spectrum anti-biotic. There is a high risk of non-completion of any program because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

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

            Patent preparation expenses for the three months ended March 31, 2004 were $91,839 compared to $55,932 for the three months ended March 31, 2003. The 64% increase was the result of increased costs of patent work required on the intellectual property acquired in the Plexus transaction, including foreign patent filings.

            Total operating loss for the three months ended March 31, 2004 was $2,117,240, an approximate 94% increase from the $1,093,739 loss incurred for the three months March 31, 2003. The increase in the loss is the result of higher general and administration expenses and research and development expenses as described above. Approximately 14% of the increase in the net loss was the result of non-cash charges incurred in the three month ended March 31, 2004.

            Interest income, net was $16,455 for the three months ended March 31, 2004, compared to $6,357 for the three months ended March 31, 2003. The increase is the result of higher cash balances in the three months ended March 31, 2004 compared to the prior year period.

Liquidity and Capital Resources

            As of March 31, 2004, we had $6,808,161 in cash and cash equivalents.

            In October 2003, MacAndrews & Forbes Holdings Inc. and its permitted assignees, exercised their option to invest an additional $9,000,000 in us under the terms of the agreement signed in August 2003, as amended in October 2003. Upon exercise of the option, we received gross proceeds of $2,159,405 in exchange for 1,499,587 shares of common stock at a price of $1.44 per share and warrants to purchase 749,794 shares of common stock. The warrants have an initial exercise price of $2.00 per share and a term of seven years. The sale of the remaining 4,750,413 shares of common stock and warrants to purchase 2,375,206 shares of common stock on the same terms was subject to shareholder approval. On January 8, 2004, at a meeting of shareholders, the transaction was approved, the additional $6,840,595 of gross proceeds was received and the common shares and warrants were issued.

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

            We incurred net losses of approximately $1.9 million for the three months ended March 31, 2004, $5.3 million and approximately $3.3 million for the years ended December 31, 2003 and 2002, respectively. As of March 31, 2004, December 31, 2003 and December 31, 2002, our accumulated deficit was approximately $36.7 million, $34.8 million and approximately $29.5 million, respectively. We expect to continue to incur significant operating expenditures. We will need to generate significant revenues to achieve and maintain profitability.

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

            The following table presents the high and low bid range of our stock for the past eight quarters.

                                                           Bid Range
       2002                                           High           Low
      ------                                         ------         -----
      Second Quarter............................      $2.63         $0.81
      Third Quarter.............................      $1.39         $0.65
      Fourth Quarter............................      $2.15         $0.65

       2003                                           High           Low
      ------                                         ------         -----
      First Quarter.............................      $1.49         $1.02
      Second Quarter............................      $1.91         $1.09
      Third Quarter.............................      $2.13         $1.61
      Fourth Quarter............................      $2.60         $1.80

       2004                                           High           Low
      ------                                         ------         -----
      First Quarter.............................      $2.82         $1.83

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

            Until and unless we successfully make a product, our ability to generate revenues will largely depend on our ability to enter into additional collaborative and license agreements with third parties and maintain the agreements we currently have in place. Substantially all of our revenues for the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, respectively, were derived from revenues related to contracts and license agreements. We will receive little or no revenues under our collaborative agreements if our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early. Additionally, if we do not enter into new collaborative agreements, we will not receive future revenues from new sources. Our future revenue is substantially dependent on the continuing grant and contract work being performed for the NIH which expires in May 2004 and the U.S. Army which expires at the end of December 2007. These agreements are for specific work to be performed under the agreements and could only be canceled by the other party thereto for non-performance by the other party thereto.

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

            o Wyeth. Our license agreement expires on the earlier of June 30, 2007, or the last to expire patent that we have sub-licensed to them. Wyeth has the right to terminate the agreement on 90 days written notice. If terminated, all rights granted to Wyeth will revert to us, except for any compound identified by Wyeth prior to the date of termination and subject to the milestones and royalty obligations of the agreement.

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

            o TransTech Pharma, Inc. Under our collaborative agreement with TransTech Pharma, a related party, TransTech Pharma is required to collaborate with us on the discovery, optimization and development of lead compounds to therapeutic agents. We and TransTech Pharma have agreed to share the costs of development and revenues generated from licensing and profits from any commercialized products sales. The agreement will be in effect until terminated by the parties or upon cessation of research or sales of all products developed under the agreement. We are current in all obligations under this agreement.

We may face limitations on our ability to attract suitable acquisition opportunities or to integrate additional acquired businesses and the failure to consummate an acquisition may significantly drain our resources.

            As part of our business strategy, we expect to enter into business combinations and acquisitions. Some of these transactions could be material in size and scope. While we will continually be searching for additional acquisition opportunities, we may not be successful in identifying suitable acquisitions. We compete for acquisition candidates with other entities, some of which have greater financial and other resources than we have. Increased competition for acquisition candidates may make fewer acquisition candidates available to us and may cause acquisitions to be made on less attractive terms, such as higher purchase prices. Acquisition costs may increase to levels that are beyond our financial capability or that would adversely affect our results of operations and financial condition.

            Our ability to make acquisitions will depend in part on the relative attractiveness of shares of our common stock as consideration for potential acquisition candidates. This attractiveness may depend largely on the relative market price, our ability to register common stock and capital appreciation prospects of our common stock. If the market price of our common stock were to decline materially over a prolonged period of time, our acquisition program could be materially adversely affected. Failure to make an acquisition will limit our ability to grow, but will not be central to our continued existence. Costs associated with failed acquisitions, may result in significant operating costs that may need to be financed from operations or from additional equity capital.

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

            The following are our patent positions as of March 31, 2003.

---------------------------------------------------------------------------------------------------
                            Number
                           Licensed        Number
                             from      Co-owned with     Number
                          Rockefeller    Washington     Owned by      Years of Expiration Dates
         PATENTS             Univ.         Univ.          SIGA                of Patents
---------------------------------------------------------------------------------------------------
United States                  7             7              1      2013, 2014 (3 patents), 2015 (4
                                                                   patents), 2016 (2 patents),
                                                                   2017, 2019 (2 patents), 2020,
                                                                   2021
---------------------------------------------------------------------------------------------------
Europe                         3             2                     2004, 2009, 2010, 2014, 2020
---------------------------------------------------------------------------------------------------
                                                                   2004, 2009, 2014 (2 patents),
Australia                      5             2                     2015, 2016, 2019, 2020
---------------------------------------------------------------------------------------------------
Japan                          4             2                     2004 (2 patents), 2010, 2012,
                                                                   2014, 2020
---------------------------------------------------------------------------------------------------
Canada                         3             1                     2004, 2010, 2014, 2019
---------------------------------------------------------------------------------------------------
Hungary                        2                                   2013, 2016
---------------------------------------------------------------------------------------------------
Mexico                         1                                   2016
---------------------------------------------------------------------------------------------------
New Zealand                    1                                   2016
---------------------------------------------------------------------------------------------------
       APPLICATIONS
-------------------------------------------------------------------
United States                  2             4              1
-------------------------------------------------------------------
Europe                         2                            1
-------------------------------------------------------------------
Japan                          3                            1
-------------------------------------------------------------------
Canada                         3             1              1
-------------------------------------------------------------------
Australia                      1                            1
-------------------------------------------------------------------
China                          1
-------------------------------------------------------------------
Finland                        1
-------------------------------------------------------------------

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

            Physicians, patients or the medical community, in general, may not accept or utilize any products that we or our collaborative partners may develop. Our ability to receive revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which reimbursement for the cost of such drugs will be available from third-party payors, such as government health administration authorities, private healthcare insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly disputing the prices charged for pharmaceutical products. If third-party reimbursement was not available or sufficient to allow profitable price levels to be maintained for drugs developed by us or our collaborative partners, it could adversely affect our business.

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

            If we, or others, identify side effects after any of our products, if any, after they are on the market, or if manufacturing problems occur:

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

            The U.S. federal government and private insurers have considered ways to change, and have changed, the manner in which healthcare services are provided in the U.S. Potential approaches and changes in recent years include controls on healthcare spending and the creation of large purchasing groups. In the future, the U.S. government may institute further controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we could collect from sales of any products. Uncertainties regarding future healthcare reform and private market practices could adversely affect our ability to sell any products profitably in the U.S. At present, we do not foresee any changes in FDA regulatory policies that would adversely affect our development programs.

The future issuance of preferred stock may adversely affect the rights of the holders of our common stock.

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

            Our Directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock and preferred stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. At March 31, 2004, Directors, Officers and principal stockholders beneficially owned approximately 50.2% of our stock.

Item 3. Controls and Procedures

      As of the end of the fiscal quarter ended March 31, 2004, the Company's management, including the Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective for recording, processing, summarizing and reporting information that the Company is required to disclose in reports filed under the Securities and Exchange Act of 1934, as amended.

      There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act, as amended) or in other factors during the fiscal quarter ended March 31, 2004, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      31. Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32. Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      (1) On January 13, 2004, SIGA filed a Current Report on Form 8-K, dated January 8, 2004, pursuant to which SIGA reported under Item 5 (i) the completion by MacAndrews & Forbes Holdings Inc. and its affiliate, TransTech Pharma Inc., of the final portion of their $10 million investment in SIGA, and (ii) the issuance of a press release related to such investment, which was filed as an exhibit thereto.

      (2) On January 30, 2004, SIGA filed a Current Report on Form 8-K, dated January 30, 2004, pursuant to which SIGA provided under Item 7 the following financial information (i) the unaudited pro forma statement of operations for SIGA and Plexus Vaccines, Inc. ("Plexus") for the nine months ended September 30, 2003, and (ii) the unaudited pro forma statement of operations for SIGA and Plexus for the year ended December 31, 2002.

      (3) On March 22, 2004, SIGA filed a Current Report on Form 8-K, dated March 22, 2004, pursuant to which SIGA reported under Item 9 that SIGA issued a press release announcing a successful small pox vaccine trial and a possible sale of certain non-core vaccine assets.

      (4) On April 21, 2004, SIGA filed a Current Report on Form 8-K, dated April 21, 2004, pursuant to which SIGA provided under Item 7 the unaudited pro forma statement of operations for SIGA and Plexus for the year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SIGA Technologies, Inc.
                                               (Registrant)

      Date: May 14, 2004               By: /s/Thomas N. Konatich
                                           ----------------------
                                               Thomas N. Konatich
                                               Chief Financial Officer
                                               (Principal Accounting Officer and
                                               Financial Officer and Vice
                                               President, Finance)