Form 10QSB
period 2004-06-30
SIGA TECHNOLOGIES INC
filed 2004-08-16
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
June 30, 2004

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

Yes |X| No |_|.

As of August 11, 2004 the registrant had outstanding 23,452,486 shares of common stock.

================================================================================

                                     Part I
                              Financial Information

Item 1. Financial Statements

                             SIGA TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                         June 30,          December 31,
                                                                                           2004                2003
                                                                                       ------------        ------------
ASSETS
Current Assets
   Cash and cash equivalents ...................................................       $  5,108,022        $  1,440,724
   Accounts receivable .........................................................             46,981              38,786
   Prepaid expenses ............................................................             70,033              50,338
                                                                                       ------------        ------------
    Total current assets .......................................................          5,225,036           1,529,848

   Equipment, net ..............................................................            230,964             379,046
   Goodwill ....................................................................            898,334             898,334
   Intangible assets, net ......................................................          2,214,142           3,117,357
   Other assets ................................................................            218,269             174,995
                                                                                       ------------        ------------
    Total assets ...............................................................       $  8,786,745        $  6,099,580
                                                                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable ............................................................       $    626,840        $    353,051
   Accrued expenses and other ..................................................            233,778             195,181
                                                                                       ------------        ------------
    Total liabilities ..........................................................            860,618             548,232

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 68,038 and 81,366 issued and outstanding at June 30, 2004
   and December 31, 2003, respectively) ........................................             58,672              72,666
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     23,452,486 and  18,676,851 issued and outstanding at June 30, 2004
     and December 31, 2003, respectively) ......................................              2,345               1,868
   Additional paid-in capital ..................................................         47,102,355          40,284,856
   Accumulated deficit .........................................................        (39,237,245)        (34,808,042)
                                                                                       ------------        ------------
    Total stockholders' equity .................................................          7,926,127           5,551,348
                                                                                       ------------        ------------
    Total liabilities and stockholders' equity .................................       $  8,786,745        $  6,099,580
                                                                                       ============        ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Three months ended                   Six months ended
                                                                           June 30,                            June 30,
                                                                    2004              2003              2004              2003
                                                                ------------      ------------      ------------      ------------
Revenues
     Research and development contracts ...................     $    298,537      $    243,530      $    459,754      $    448,674
                                                                ------------      ------------      ------------      ------------

Operating expenses
     Selling, general and administrative ..................        1,111,534           748,476         2,117,394         1,308,784
     Research and development .............................        1,026,450           642,744         2,045,991         1,120,243
     Patent preparation fees ..............................           54,901            66,174           146,740           122,106
     Loss on impairment of intangible assets ..............          610,063                --           610,063                --
                                                                ------------      ------------      ------------      ------------
        Total operating expenses ..........................        2,802,948         1,457,394         4,920,188         2,551,133
                                                                ------------      ------------      ------------      ------------

        Operating loss ....................................       (2,504,411)       (1,213,864)       (4,460,434)       (2,102,459)

Interest income, net ......................................           14,776             3,355            31,231             9,712
                                                                ------------      ------------      ------------      ------------
        Net loss ..........................................     $ (2,489,635)     $ (1,210,509)     $ (4,429,203)     $ (2,092,747)
                                                                ============      ============      ============      ============

Weighted average shares outstanding: basic and diluted ....       23,443,881        14,201,723        23,227,213        13,725,091
                                                                ============      ============      ============      ============
Net loss per share: basic and diluted .....................            (0.11)     $      (0.09)            (0.19)     $      (0.15)
                                                                ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Six months ended
                                                                                     June 30,
                                                                              2004               2003
                                                                          -----------        -----------
Cash flows from operating activities:
  Net loss                                                                $(4,429,203)       $(2,092,747)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Loss on impairment of intangible assets                                   610,063                 --
    Bad debt expense                                                               --             14,000
    Depreciation                                                              178,304            172,900
    Amortization of intangible assets                                         278,152             66,796
    Stock, options & warrant compensation                                          --              1,375
    Changes in assets and liabilities:
      Accounts receivable                                                      (8,195)           (48,596)
      Prepaid expenses                                                        (19,695)            28,875
      Other assets                                                            (28,274)            (5,416)
      Accounts payable and accrued expenses                                   312,386           (663,617)
                                                                          -----------        -----------

      Net cash used in operating activities                                (3,106,462)        (2,526,430)
                                                                          -----------        -----------

Cash flows from investing activities:
  Capital expenditures                                                        (30,222)          (178,209)
                                                                          -----------        -----------

      Net cash used in investing activities                                   (30,222)          (178,209)
                                                                          -----------        -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                6,784,607          1,350,000
  Receipts of stock subscriptions outstanding                                      --            791,940
  Proceeds from exercise of options and warrants                               19,375                 --
  Principal payments on capital lease obligations                                  --            (11,206)
                                                                          -----------        -----------

      Net cash provided from financing activities                           6,803,982          2,130,734
                                                                          -----------        -----------

Net increase (decrease) in cash and cash equivalents                        3,667,298           (573,905)
Cash and cash equivalents at beginning of period                            1,440,724          2,069,004
                                                                          -----------        -----------
Cash and cash equivalents at end of period                                $ 5,108,022        $ 1,495,099
                                                                          ===========        ===========

Non-cash supplemental information:
   Conversion of preferred stock to common stock                          $    13,994        $   371,008
   Transfer of intangible assets for investment in Pecos Labs, Inc.       $    15,000        $        --

Supplemental information of business acquired:
Fair value of assets acquired:
      Equipment                                                           $        --        $    27,711
      Intangible assets                                                            --          3,639,000
      Goodwill                                                                     --            933,334
  Less, liabilities assumed and non-cash consideration:
      Current liabilities                                                          --           (529,142)
      Stock issued                                                                 --         (3,409,000)
      Stock options and warrants issued                                            --           (255,873)
      Accrued acquisition costs                                                    --           (406,030)

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

Notes to the June 30, 2004 Unaudited Condensed Consolidated Financial Statements

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

Basis of presentation

The accompanying financial statements have been prepared on a basis, which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. The Company anticipates that its current resources will be sufficient to finance anticipated needs for operations and capital expenditures approximately through the second quarter of 2005. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. See Note 5 for recent private placement offerings.

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

                             SIGA TECHNOLOGIES, INC.

Notes to the June 30, 2004 Unaudited Condensed Consolidated Financial Statements

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

Business Combinations, Goodwill and Intangible Assets

The Company accounts for business combinations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires business combinations completed after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill.

The Company accounts for the impairment of goodwill in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment testing required under SFAS 142 requires management to make assumptions and judgments regarding the estimated fair value of the Company's goodwill. Such assumptions include the present value discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

The Company accounts for the impairment of long-lived assets such as acquired technology, non-compete agreements and research contracts in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. Changes in events or circumstances to the Company that may affect long-lived assets include, but are not limited to, cancellations or terminations of research contracts or pending government research grants. See Note 4.

Income taxes

Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

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

                             SIGA TECHNOLOGIES, INC.

Notes to the June 30, 2004 Unaudited Condensed Consolidated Financial Statements

potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares.

For the three months ended June 2004 and 2003 and six months ended June 30, 2004 and 2003, the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. For the three months ended June 2004 and 2003 and six months ended June 30, 2004 and 2003, outstanding options to purchase the Company's common stock with exercise prices ranging from $1.00 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. For the three months ended June 2004 and 2003 and six months ended June 30, 2004 and 2003, outstanding warrants to purchase the Company's common stock, with exercise prices ranging from $1.00 to $3.63 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

Accounting for stock based compensation

The Company has elected to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of compensatory options or shares granted under the plans. The Company has adopted the disclosure provisions required by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure, an amendment to FASB Statement No. 123."

Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:

                             SIGA TECHNOLOGIES, INC.

Notes to the June 30, 2004 Unaudited Condensed Consolidated Financial Statements

                                                                             Three Months Ended              Six Months Ended
                                                                                  June 30,                        June 30,
                                                                            2004            2003            2004            2003
                                                                        -----------     -----------     -----------     -----------
      Net loss applicable to common shareholders, as reported ........  ($2,489,635)    ($1,210,509)    ($4,429,203)    ($2,092,747)
                                                                        ===========     ===========     ===========     ===========

      Add: Stock-based employee compensation expense recorded under
      APB No. 25 .....................................................           --              --              --              --
      Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects .....................................     (169,653)       (480,259)       (267,803)       (503,004)
                                                                        -----------     -----------     -----------     -----------

      Pro forma net loss applicable to common shareholders ...........  ($2,659,288)    ($1,690,768)    ($4,697,006)    ($2,595,751)
                                                                        ===========     ===========     ===========     ===========

      Net loss per share:
      Basic and diluted -as reported .................................  $     (0.11)    $     (0.09)    $     (0.19)    $     (0.15)
                                                                        ===========     ===========     ===========     ===========

      Basic and diluted -pro forma ...................................  $     (0.11)    $     (0.12)    $     (0.20)    $     (0.19)
                                                                        ===========     ===========     ===========     ===========

The fair value of the options granted to employees during 2003 ranged from $0.09 to $2.75 on the date of the respective grant using the Black-Scholes option-pricing model. There were no options granted in the first half of 2004. The following weighted-average assumptions were used for 2003: no dividend yield, expected volatility of 100%, risk free interest rates of 2.89%-3.24% and an expected term of 3 to 5 years.

Recent Accounting Pronouncements

In December 2003, the FASB revised its FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. A VIE is a legal structure for which the holders of a majority voting interest may not have a controlling financial interest in the legal structure. FIN 46R provides guidance for identifying those legal structures and provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in their financial statements. The Company adopted the provisions of FIN 46R for the period ended March 31, 2004. The Company does not hold any interests in VIEs that would require consolidation or additional disclosures.

In March 2004, the Emerging Issues Task Force issued EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128". This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement did not have an impact to the Company's financial statement presentation as the Company is in a loss position.

3. Business acquisition of Plexus Vaccine, Inc.

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

Selected Unaudited Pro Forma Financial Information

The Company has prepared a condensed pro forma statement of operations in accordance with SFAS 141, for the three months and six months ended June 30, 2003 as if Plexus were part of the Company as of January 1, 2003.

                             SIGA TECHNOLOGIES, INC.

Notes to the June 30, 2004 Unaudited Condensed Consolidated Financial Statements

                                                                Three Months Ended     Six Months Ended
                                                                     June 30,              June 30,
                                                                       2003                  2003
                                                                ------------------     ----------------
      Revenues                                                     $    273,212          $    543,456

      Net loss                                                     $ (1,702,421)         $ (4,400,995)

      Net loss per common share - basic and diluted                $      (0.11)         $      (0.29)
                                                                   ============          ============

      Weighted average number of common shares outstanding           15,337,437            15,265,698
                                                                   ============          ============

4. Intangible Assets

Transfer of Intangible Assets to Pecos Labs, Inc.

In May 2004, the Company sold intangible assets from its immunological bioinformatics technology and certain non-core vaccine development assets to a privately-held company, Pecos Labs, Inc. ("Pecos") in exchange for 150,000 shares of Pecos common stock. In addition, concurrent with the asset transfer, the Company terminated its employment agreement with the President of the Company. The Company paid approximately $270,000 in severance to the President as well as accelerated vesting on 100,000 stock options that were due to vest in May 2004. No compensation charge was recorded as the exercise price of the options was above the fair value market price on the date of termination. In addition, the Company reduced the covenant not to compete with the President to one year from the date of termination.

As a result of this transaction, the Company performed an impairment review of the intangible assets in accordance with SFAS 144. The impairment of intangible assets consists of $307,063 of impairments to unamortized intangible assets related to the grants transferred to Pecos and $303,000 of impairment to the unamortized covenant not to compete with the President of the Company due to the reduction of the covenant to one year from the date of termination.

The Company is accounting for its investment in Pecos under the cost method under Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" based upon its 10% ownership of Pecos. The Company valued the 150,000 common shares at $0.10 per share based on an investment made at a concurrent time by an outside investor to Pecos at $0.10 per share.

Amortization of Intangible Assets

For the three and six months ended June 30, 2004, amortization of intangible assets was approximately $55,000 and $110,000, respectively, for acquired technology, approximately $32,000 and $73,000, respectively, for customer contract and grants, and approximately $45,000 and $96,000, respectively, for the covenant not to compete. The Company anticipates amortization expense to be approximately $505,000, $337,000, $253,000, $219,000, and $219,000 for the
fiscal years ending December 31, 2004, 2005, 2006, 2007, and 2008, respectively.

5. Stockholders' Equity

At June 30, 2004, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

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

                             SIGA TECHNOLOGIES, INC.

Notes to the June 30, 2004 Unaudited Condensed Consolidated Financial Statements

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

In 2004, the Company paid $120,000 to TransTech Pharma for work performed in connection with the DegP SBIR grant.

6. Acquisition of Certain Assets from ViroPharma Incorporated

In June 2004, the Company signed an asset purchase agreement with ViroPharma Incorporated to acquire certain antiviral programs targeting certain agents of biological warfare for a purchase price of $1,000,000 in cash and 1,000,000 shares of the Company's common stock on the date of the closing. The programs being acquired are currently the subject of grants from the National Institute of Health. The closing of the acquisition is subject to customary closing conditions, including obtaining approval of the transfer of the grants from the National Institute of Health.

7. Subsequent Events

In July 2004, the Company entered in an employment agreement with Bernard L. Kasten, M.D. to serve as the Company's Chief Executive Officer. The employment agreement provides for an annual salary of $250,000 plus bonus for a 3-year initial term with an automatic 3-year renewal unless either party gives notice that it does not want to renew. The agreement also provides for an option grant of 2,500,000 options, of which 500,000 vest upon signing, 1 million options vest over the 3-year initial term and the remaining 1 million options vest over the renewal term.

In August 2004, the Compensation Committee granted 420,500 options to purchase the Company's common stock to its employees, which included 150,000 options to both the Chief Financial Officer and the Chief Scientific Officer. The options were granted at an exercise price equal to the fair market value of the shares on the date of the grant.

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

            In May 2004, we sold intangible assets from our immunological bioinformatics technology and certain non-core vaccine development assets to a privately-held company, Pecos Labs, Inc. ("Pecos") in exchange for 150,000 shares of Pecos common stock. As a result of this transaction, we performed an impairment review of the intangible assets and concluded that the carrying amount of certain transferred intangible assets of $307,063 would not be recoverable. In addition, we terminated our employment agreement with our President. We paid approximately $270,000 in severance to the President as well as accelerated vesting on 100,000 stock options that were due to vest in May 2004. No compensation charge was recorded as the exercise price of the options was above the fair value market price on the date of termination. In addition, we reduced the covenant not to compete with the President to one year from the date of termination. We recognized $303,000 of impairment to the unamortized covenant not to compete with our former President due to the reduction of the covenant to one year from the date of termination.

            In June 2004, we signed an asset purchase agreement with ViroPharma Incorporated to acquire certain antiviral programs targeting certain agents of biological warfare for a purchase price of $1,000,000 in cash and 1,000,000 shares of our common stock on the date of the closing. The programs being acquired are currently the subject of grants from the National Institute of Health. The closing of the acquisition is subject to customary closing conditions, including obtaining approval of the transfer of the grants from the National Institute of Health.

            We do not have commercial biomedical products, and we do not expect to have such products for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products, as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds to support operations through the second quarter of 2005.

            Our biotechnology operations are run out of our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing vaccine and antibiotic programs through a combination of government contracts and grants and strategic alliances. While we have had success in obtaining strategic alliances, contracts and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs necessary to support clinical trials and research and development, will continue to be significant in the future.

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

      Revenue Recognition

            The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition", which superceded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 104, the Company recognizes revenue from government research grants, contract research and development and progress payments as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable, and the collection of the resulting receivable is probable. Milestone payments, which generally are related to substantial scientific or technical achievement, are recognized as revenue when the milestone is accomplished.

      Income Taxes

            Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. A full valuation has been taken on the deferred taxes as the Company has had recurring losses since inception and expects to have a net loss in the upcoming year.

      Business Combinations, Goodwill and Intangible Assets

            We account for business combinations in accordance with the provisions of SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires business combinations completed after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill.

            We account for the impairment of goodwill in accordance with the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Goodwill is not subject to amortization and is tested for impairment annually, or more frequently, if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, a second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. The annual impairment testing required under SFAS 142 requires management to make assumptions and judgments regarding the estimated fair value of the Company's goodwill. Such assumptions include the present value discount factor used to determine the fair value of a reporting unit, which is ultimately used to identify potential goodwill impairment. Such estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

            We account for the impairment of long-lived assets such as non-compete agreements and research contracts in accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. Changes in events or circumstances to the Company that may affect long-lived assets include cancellations or terminations of research contracts or pending government research grants.

      Contractual Obligations, Commercial Commitments and Purchase Obligations

            As of June 30, 2004, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

                    Year ended December 31,

                             2004                     $128,824
                             2005                       86,398
                             2006                       87,737
                             2007                       94,921
                             2008                       19,416
                          Thereafter                        --
                                                      --------
                             Total                    $417,296
                                                      ========

Recent Accounting Pronouncements

            In December 2003, the FASB revised its FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. A VIE is a legal structure for which the holders of a majority voting interest may not have a controlling financial interest in the legal structure. FIN 46R provides guidance for identifying those legal structures and provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in their financial statements. The Company adopted the provisions of FIN 46R for the period ended March 31, 2004. The Company does not hold any interests in VIEs that would require consolidation or additional disclosures.

            In March 2004, the Emerging Issues Task Force issued EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128". This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement did not have an impact to the Company's financial statement presentation as the Company is in a loss position.

Results of Operations

Three months ended June 30, 2004 and June 30, 2003

            Revenues from grants and research and development contracts were $298,537 for the three months ended June 30, 2004, compared to $243,530 for the same period of 2003, an approximate 23% increase. Revenue from the Small Business Innovation Research (SBIR) grant was approximately $181,955 in the three month period ended June 30, 2004 compared to $158,840 for the prior year period, an approximate 15% increase. The increase was due to accelerated activity to complete the project funded by the grant. Work under the grant was completed in May of the current three month period. Revenue from the U.S. Army contract increased approximately 15% in the current year quarter to $92,582 from $80,360 in 2003. The increase reflects the higher budget for the second year of the contract. Other revenue in the current year period was approximately $24,000 compared to the prior year period of $4,330.

            Selling, general and administrative expenses for the three months ended June 30, 2004 were $1,111,534 an increase of approximately 49% from expenses of $748,476 for the three months ended June 30, 2003. Approximately 74% of the $363,058 increase was due to severance payments of approximately $270,000 made in connection with the termination of the employment agreement with the President of the Company. The increase in the current year period was also due to higher professional fees compared to the prior year period. Legal expenses increased from approximately $99,000 to approximately $190,600, an approximate 93% increase, due to increased expenses associated with corporate compliance matters under Sarbanes-Oxley, the sale of certain non-core vaccine assets and litigation against one of our former consultants. Also contributing to the increase in the current year period was the approximately $105,000 increase in consulting expenses associated with our efforts to secure government contracts. In the current year three month period insurance, travel and amortization expenses declined compared to the prior year period.

            Research and development expenses increased approximately 60% to $1,026,450 for the three months ended June 30, 2004 from $642,744 for the same period in 2003. Amortization of intangible assets of $86,335 for the amortization of certain intangible assets acquired in the Plexus transaction were approximately $60,000 higher for the three months ended June 30, 2004 compared to the prior year period as the Plexus transaction occurred at the end of May 2003. Payments made for sponsored and sub-contracted research increased by approximately $203,208, an approximate 53% of the increase in research and development expenses for the three months ended June 30, 2004 compared to prior year. The increase consisted of a $120,000 payment to TransTech Pharma, Inc., a related party, for work performed in connection with the DegP SBIR grant. Lab supply expense increased approximately 47% in the current year period to approximately $147,300, as a result of increased activity on our lead research and development programs. Increases in the period ended June 30, 2004 were partially offset by lower consulting and travel expenses compared to the prior year period.

            All of our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trials. At this stage of development, we cannot make estimates of the potential cost for any program to be completed or the time it will take to complete the project. For the three months ended June 30, 2004, excluding non-cash charges of $157,897, we estimate that we spent a total of $868,553 on all our research programs: approximately $278,000 or 32% of the total for the development of the Smallpox antiviral; approximately $148,000 or 17% of the total on the strep vaccine; approximately $165,000 or 19% of the total on the DegP anti-infective; approximately $209,000 or 24% of the total on the smallpox vaccine and other vaccines including those being developed under agreements acquired from Plexus; and the remaining approximately 8% of the total on other anti-infectives.

            For the three months ended June 30, 2003, excluding non-cash charges of $96,573, we estimate we spent a total of $546,171 on all our product programs: approximately $191,000, or 35% of the total for the strep vaccine program; approximately $109,000 or 20% of the total was for the smallpox antiviral program; approximately $109,000 or 20% of the total was for the DegP anti-infectives program; approximately 82,000 or 15% on the smallpox and other vaccine programs including vaccines acquired from Plexus; and approximately $55,000 or 10% of the total for other anti-infectives.

            We are working with TransTech Pharma on our Smallpox anti-viral products and our DegP broad spectrum anti-biotic. There is a high risk of non-completion of any program because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

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

            Patent preparation expenses for the three months ended June 30, 2004 were $54,901 compared to $66,174 for the three months ended June 30, 2003. The 17% decrease does not reflect any material change in activities to maintain our intellectual property position.

            For the three months ended June 30, 2004, we incurred a $307,063 loss on impairment of intangible assets due to the transfer of certain grants to Pecos Labs, Inc. and incurred an impairment of $303,000 to intangible assets due to the change of the covenant not to compete with our President who was terminated during the current year period.

            Interest income, net was $14,776 for the three months ended June 30, 2004, compared to $3,355 for the three months ended June 30, 2003. The increase is the result of higher cash balances in the three months ended June 30, 2004 compared to the prior year period.

Six months ended June 30, 2004 and June 30, 2003

            Revenues from grants and research and development contracts were $459,754 for the six months ended June 30, 2004, compared to $448,674 for the same period of 2003, an approximate 3% increase. Revenue from the Small Business Innovation Research (SBIR) grant declined by approximately 13% in the six month period ended June 30, 2004 due to the smaller budget for the second year of the grant. The decrease in revenue from the SBIR grant was largely offset by increased revenue from the U.S. Army contract due to the increase in funds budgeted for this contract in the current year.

            Selling, general and administrative expenses for the six months ended June 30, 2004 were $2,117,394 an increase of approximately 62% from expenses of $1,308,784 for the six months ended June 30, 2003. Approximately 44% of the increase was due to materially higher legal expenses. The expenses were incurred as the result of costs incurred to review and amend our corporate governance policies and procedures to ensure compliance with Sarbanes Oxley regulations. Also contributing to the increase in legal expenses were costs incurred in connection with a review of a potential business combination, the sale of certain non-core vaccine assets and a legal action the Company initiated against a former consultant. Payroll expenses also accounted for approximately 49% of the increase in the six months ended June 30, 2004. The increase was the result of the addition of former Plexus employees to our staff in May 2003 and, therefore, only partially included in the prior year balance, and the approximate $270,000 severance payment associated with the termination agreement entered into with our former President in May 2004. Consulting expenses for marketing efforts to present our programs to agencies of the federal government were also higher in the current year period. Furthermore, the six months ended June 30, 2004 had an increase of approximately $41,000 for amortization of certain intangible assets acquired in the Plexus transaction in May 2003 compared to the prior year period, which was only a partial period of amortization.

            Research and development expenses increased approximately 83% to $2,045,991 for the six months ended June 30, 2004 from $1,120,243 for the same period in 2003. Amortization of certain intangible assets acquired in connection with the Plexus acquisition increased by approximately $157,000 and accounted for approximately 17% of the period to period increase. Payroll expense for the six months ended June 30, 2004, increased approximately 30% to $750,581 compared to prior year expense of approximately $579,000. The increase was the result of the addition of former Plexus employees to our staff, an increase in staff to accelerate development on our lead products and a bonus payment to our Chief Scientific Officer. Sponsored research expense increased by approximately $360,000 for the six months ended June 30, 2004 compared to the same period in 2003 as the result of payments for work being performed on former Plexus programs at a Danish University and payments made to TransTech Pharma, Inc. for work performed on our SBIR grant.

            All of our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trials. At this stage of development, we cannot make estimates of the potential cost for any program to be completed or the time it will take to complete the project. For the six months ended June 30, 2004, excluding non-cash charges of $325,171 we estimate that we spent a total of $1,720,820 on all our research programs: approximately $534,000 or 31% of the total for the development of the smallpox antiviral; approximately $293,000 or 17% of the total on the strep vaccine; approximately $327,000 or 19% of the total on the DegP anti-infective; approximately $396,000 or 23% of the total on the smallpox vaccine and other vaccines including those being developed under agreements acquired from Plexus; and the remaining $172,000 or approximately 10% of the total on other anti-infectives.

            For the six months ended June 30, 2003, excluding non-cash charges of $163,570, we estimate we spent a total of $956,673 on all our product programs: approximately $306,000, or 32% of total for the strep vaccine program; approximately $191,000 or 20% of the total was for the smallpox antiviral program; approximately $191,000 or 20% of the total was for the DegP anti-infectives program; approximately $96,000 or 10% of the total for other anti-infectives; and approximately $143,500 or 15% of the total was for the smallpox vaccines and other vaccine programs including the vaccines acquired from Plexus.

            We are working with TransTech Pharma on our Smallpox anti-viral products and our DegP broad spectrum anti-biotic. There is a high risk of non-completion of any program because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

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

            Patent preparation expenses for the six months ended June 30, 2004 were $146,740 compared to $122,106 for the six months ended June 30, 2003. The 20% increase was the result of increased costs of patent work required on the intellectual property acquired in the Plexus transaction, including foreign patent filings.

            For the six months ended June 30, 2004, we incurred a $307,063 loss on impairment of intangible assets due to the transfer of certain grants to Pecos Labs, Inc. and incurred an impairment of $303,000 to intangible assets due to the change of the covenant not to compete with our President who was terminated during the current year period.

            Interest income, net was $31,231 for the six months ended June 30, 2004, compared to $9,712 for the six months ended June 30, 2003. The increase is the result of higher cash balances in the six months ended June 30, 2004 compared to the prior year period.

Liquidity and Capital Resources

            As of June, 2004, we had $5,108,022 in cash and cash equivalents.

            In May 2004, we sold intangible assets from our immunological bioinformatics technology and certain non-core vaccine development assets to a privately-held company, Pecos Labs, Inc. ("Pecos") in exchange for 150,000 shares of Pecos common stock. As a result of this transaction, we performed an impairment review of the intangible assets and concluded that the carrying amount of certain transferred intangible assets of $307,063 would not be recoverable. In addition, we terminated our employment agreement with our President. We paid approximately $270,000 in severance to our former President as well as accelerated vesting on 100,000 stock options that were due to vest in May 2004. No compensation charge was recorded as the exercise price of the options was above the fair value market price on the date of termination. In addition, we reduced the covenant not to compete with our former President to one year from the date of termination. We recognized $303,000 of impairment to the unamortized covenant not to compete with our former President due to the reduction of the covenant to one year from the date of termination.

            In June 2004, we signed an asset purchase agreement with ViroPharma Incorporated to acquire certain antiviral programs targeting certain agents of biological warfare for a purchase price of $1,000,000 in cash and 1,000,000 shares of our common stock on the date of the closing. The programs being acquired are currently the subject of grants from the National Institute of Health. The closing of the acquisition is subject to customary closing conditions, including obtaining approval of the transfer of the grants from the National Institute of Health.

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

            We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately through the second quarter of 2005. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms.

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

            We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancellable lease terms are $128,842, $86,398 and $87,737 for the years ending December 31, 2004, 2005 and 2006, respectively.

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

            We incurred net losses of approximately $4.4 million for the six months ended June 30, 2004, $5.3 million and approximately $3.3 million for the years ended December 31, 2003 and 2002, respectively. As of June 30, 2004, December 31, 2003 and December 31, 2002, our accumulated deficit was approximately $39.2 million, $34.8 million and $29.5 million, respectively. We expect to continue to incur significant operating expenditures. We will need to generate significant revenues to achieve and maintain profitability.

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

            We continue to be dependent on our ability to raise money in the equity markets. There is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional equity funds, we may be forced to discontinue or cease certain operations. We currently have sufficient operating capital to finance our operations into approximately the second quarter of 2005. Our annual operating needs vary from year to year depending upon the amount of revenue generated through grants and licenses and the amount of projects we undertake, as well as the amount of resources we expend, in connection with acquisitions all of which may materially differ from year to year and may adversely affect our business.

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

            The following table presents the high and low bid range of our stock for the past eight quarters.

                                          Bid Range

            2002                                                   High     Low
            ----                                                  -----    -----

            Third Quarter ....................................    $1.39    $0.65
            Fourth Quarter ...................................    $2.15    $0.65

            2003                                                   High     Low
            ----                                                  -----    -----

            First Quarter ....................................    $1.49    $1.02
            Second Quarter ...................................    $1.91    $1.09
            Third Quarter ....................................    $2.13    $1.61
            Fourth Quarter ...................................    $2.60    $1.80

            2004                                                   High     Low
            ----                                                  -----    -----

            First Quarter ....................................    $2.82    $1.83
            Second Quarter ...................................    $2.12    $1.25

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

Most of our immediately foreseeable future revenues are contingent upon government grants and contracts, collaborative and license agreements and we may not achieve sufficient revenues from these agreements to attain profitability.

            Until and unless we successfully make a product, our ability to generate revenues will largely depend on our ability to procure governments grants and contracts, enter into additional collaborative and license agreements with third parties and maintain the agreements we currently have in place. Substantially all of our revenues for the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002, respectively, were derived from revenues related to grants, contracts and license agreements. We will receive little or no revenues under our collaborative agreements if our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early. Additionally, if we do not enter into new collaborative agreements, we will not receive future revenues from new sources. Our future revenue is substantially dependent on the continuing contract work being performed for the U.S. Army which expires at the end of December 2007. These agreements are for specific work to be performed under the agreements and could only be canceled by the other party thereto for non-performance by the other party thereto.

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

            o National Institutes of Health. Under our collaborative agreement with the NIH, it is required to conduct and pay for the clinical trials of our strep vaccine product through phase II human trials. The NIH can terminate the agreement on 60 days written notice. If terminated, we receive copies of all data, reports and other information related to the trials. If terminated, we would have to find another source of funds to continue to conduct the trials. We were party to another collaborative agreement with the NIH under which we received a grant for approximately $865,000. The term of this agreement expired in May 2004.

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

            We have licensed the rights to seven issued U.S. patents and three issued European patents. These patents have varying lives and they are related to the technology licensed from Rockefeller University for the Strep and Gram-positive products. We have two additional patent applications in the U.S. and two applications in Europe relating to this technology. We are joint owner with Washington University of seven issued patents in the U.S. and two in Europe. In addition, there are four co-owned U.S. patent applications. These patents are for the technology used for the gram-negative product opportunities. We are also the exclusive owner of one U.S. patent and one PCT application that relates to our DegP product opportunities.

            The following is our patent position as of June 30, 2004

     --------------------------------------------------------------------------------------------------
                                          Number       Number
                             Number         Co-      Exclusively
                           Exclusively  Exclusively   Licensed      Number       Number        Patent
          PATENTS           Licensed     Licensed       from      Exclusively   Owned by     Expiration
                              from         with        Oregon      Licensed       SIGA         Dates
                           Rockefeller  Washington      State      from UCLA
                              Univ.        Univ.     University
     --------------------------------------------------------------------------------------------------
                                                                                               2013,
                                                                                             2014 (3),
                                                                                             2015 (4),
                                                                                             2016 (2),
            U.S.                7            7            1                         1          2017,
                                                                                             2019 (2),
                                                                                              2020(2),
                                                                                                2021
     --------------------------------------------------------------------------------------------------
                                                                                             2004,2009
                                                                                             2014 (2),
         Australia              5            2            1                                  2015,2016
                                                                                             2019,2020
     --------------------------------------------------------------------------------------------------
           Canada               3            1                                               2004,2010
                                                                                             2014,2019
     --------------------------------------------------------------------------------------------------
                                                                                             2004,2009
           Europe               3            2                                               2010,2014
                                                                                                2020
     --------------------------------------------------------------------------------------------------
                                                                                             2004 (2),
           Japan                4            2                                               2010,2012
                                                                                             2014,2020
     --------------------------------------------------------------------------------------------------
           Mexico               1                                                               2016
     --------------------------------------------------------------------------------------------------
        New Zealand             1                                                               2016
     --------------------------------------------------------------------------------------------------

        APPLICATIONS

     --------------------------------------------------------------------------------------------------
     U.S. applications          2            4                         1            2
     --------------------------------------------------------------------------------------------------
     U.S. provisionals                                                              3
     --------------------------------------------------------------------------------------------------
         Australia              1                                      1            3
     --------------------------------------------------------------------------------------------------
           China                1
     --------------------------------------------------------------------------------------------------
           Canada               3            1            1            1            3
     --------------------------------------------------------------------------------------------------
           Europe               2                         1            1            3
     --------------------------------------------------------------------------------------------------
           Japan                3                                      1            3
     --------------------------------------------------------------------------------------------------

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

            Our Directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock and preferred stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. At June 30, 2004, Directors, Officers and principal stockholders beneficially owned approximately 48.4% of our stock.

Item 3. Controls and Procedures

      As of the end of the fiscal quarter ended June 30, 2004, the Company's management, including the Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective for recording, processing, summarizing and reporting information that the Company is required to disclose in reports filed under the Securities and Exchange Act of 1934, as amended.

      There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act, as amended) or in other factors during the fiscal quarter ended June 30, 2004, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Employment Agreement dated as of July 2, 2004, between SIGA Technologies, Inc. and Bernard L. Kasten, M.D.

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            (1) On June 1, 2004, SIGA filed a Current Report on Form 8-K dated June 1, 2004, pursuant to which SIGA reported under Item 5 that SIGA issued a press release announcing the completed sale of its immunological bioinformatics technology and certain non-core vaccine development assets to Pecos Labs, Inc.

            (2) On June 9, 2004, SIGA filed a Current Report on Form 8-K dated June 1, 2004, pursuant to which SIGA reported under Item 5 that SIGA issued a press release announcing the signing of an asset purchase agreement to acquire certain antivial programs targeting potential agents of biological warfare from ViroPharma Incorporated.

            (3) On July 6, 2004, SIGA filed a Current Report on Form 8-K dated July 6, 2004, pursuant to which SIGA reported under Item 5 that SIGA issued a press release announcing the appointment of Bernard L. Kasten, M.D. as its Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SIGA Technologies, Inc.
                                                  (Registrant)


      Date August 16, 2004              By: /s/ Thomas N. Konatich
                                            ------------------------

                                                  Thomas N. Konatich
                                                  Chief Financial Officer
                                                  (Authorized Signatory and
                                                  Principal Accounting Officer
                                                  and Financial Officer and Vice
                                                  President, Finance)