Form 10QSB
period 2004-09-30
SIGA TECHNOLOGIES INC
filed 2004-11-15
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
September 30, 2004

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

Yes |X| No |_|.

As of November 10, 2004 the registrant had outstanding 24,500,648 shares of common stock.

================================================================================

                                     Part 1
                              Financial Information

Item 1. Financial Statements

                             SIGA TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                                September 30,    December 31,
                                                                                    2004             2003
                                                                                -------------    -------------
ASSETS
Current Assets
   Cash and cash equivalents ................................................   $   3,176,327    $   1,440,724
   Accounts receivable ......................................................          41,505           38,786
   Prepaid expenses .........................................................          89,098           50,338
                                                                                -------------    -------------
    Total current assets ....................................................       3,306,930        1,529,848

   Equipment, net ...........................................................         159,523          379,046
   Goodwill .................................................................         898,334          898,334
   Intangible assets, net ...................................................       3,981,423        3,117,357
   Other assets .............................................................         217,972          174,995
                                                                                -------------    -------------
    Total assets ............................................................   $   8,564,182    $   6,099,580
                                                                                =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable .........................................................   $     633,243    $     353,051
   Accrued expenses and other ...............................................         264,765          195,181
                                                                                -------------    -------------
    Total liabilities .......................................................         898,008          548,232

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 68,038 and 81,366 issued and outstanding at September 30, 2004
   and December 31, 2003, respectively) .....................................          58,672           72,666
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     24,500,648 and 18,676,851 issued and outstanding at September 30, 2004
     and December 31, 2003, respectively) ...................................           2,450            1,868
   Additional paid-in capital ...............................................      48,679,650       40,284,856
   Accumulated deficit ......................................................     (41,074,598)     (34,808,042)
                                                                                -------------    -------------
    Total stockholders' equity ..............................................       7,666,174        5,551,348
                                                                                -------------    -------------
    Total liabilities and stockholders' equity ..............................   $   8,564,182    $   6,099,580
                                                                                =============    =============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                             Three months ended              Nine months ended
                                                                 September 30,                  September 30,
                                                             2004            2003            2004            2003
                                                         ------------    ------------    ------------    ------------
Revenues
     Research and development contracts ..............   $    532,724    $    176,342    $    992,478    $    625,016
                                                         ------------    ------------    ------------    ------------

Operating expenses
     Selling, general and administrative .............        919,165         684,223       3,036,559       1,993,007
     Research and development ........................        826,827       1,000,911       2,872,818       2,121,154
     Patent preparation fees .........................         83,580          65,003         230,320         187,109
     Purchased in-process research and development ...        568,329              --         568,329              --
     Loss on impairment of intangible assets .........             --              --         610,063              --
                                                         ------------    ------------    ------------    ------------
        Total operating expenses .....................      2,397,901       1,750,137       7,318,089       4,301,270
                                                         ------------    ------------    ------------    ------------

        Operating loss ...............................     (1,865,177)     (1,573,795)     (6,325,611)     (3,676,254)

Other income, net ....................................         27,824           3,336          59,055          13,048
                                                         ------------    ------------    ------------    ------------
        Net loss .....................................   $ (1,837,353)   $ (1,570,459)   $ (6,266,556)   $ (3,663,206)
                                                         ============    ============    ============    ============

Weighted average shares outstanding: basic and diluted     23,875,368      16,825,628      23,462,307      14,769,960
                                                         ============    ============    ============    ============
Net loss per share: basic and diluted ................          (0.08)   $      (0.09)          (0.27)   $      (0.25)
                                                         ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                   Nine months ended
                                                                                      September 30,
                                                                                    2004           2003
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss ..................................................................   $(6,266,556)   $(3,663,206)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Purchased in-process research and development ..........................       568,329             --
     Loss on impairment of intangible assets ................................       610,063             --
     Bad debt expense .......................................................            --         14,000
     Depreciation ...........................................................       269,455        262,053
     Amortization of intangible assets ......................................       473,564        225,680
     Stock based compensation ...............................................        47,400          1,375
     Changes in assets and liabilities:
       Accounts receivable ..................................................        (2,719)       (23,914)
       Prepaid expenses .....................................................       (38,760)        (3,161)
       Other assets .........................................................       (27,977)        (7,808)
       Accounts payable and accrued expenses ................................       331,776       (328,069)
                                                                                -----------    -----------

       Net cash used in operating activities ................................    (4,035,425)    (3,523,050)
                                                                                -----------    -----------

Cash flows from investing activities:
  Acquisition of intangible assets ..........................................    (1,033,022)            --
  Capital expenditures ......................................................       (49,932)      (268,360)
                                                                                -----------    -----------

    Net cash flow used in investing activities ..............................    (1,082,954)      (268,360)
                                                                                -----------    -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock ................................     6,784,607      2,098,493
  Receipts of stock subscriptions outstanding ...............................            --        791,940
  Proceeds from exercise of options and warrants ............................        69,375             --
  Principal payments on capital lease obligations ...........................            --        (11,206)
                                                                                -----------    -----------

    Net cash provided from financing activities .............................     6,853,982      2,879,227
                                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents ........................     1,735,603       (912,183)
Cash and cash equivalents at beginning of period ............................     1,440,724      2,069,004
                                                                                -----------    -----------
Cash and cash equivalents at end of period ..................................   $ 3,176,327    $ 1,156,821
                                                                                -----------    -----------

Non-cash supplemental information:
  Conversion of preferred stock to common stock .............................   $    13,994    $   371,008
  Transfer of intangible assets for investment in Pecos Labs, Inc. ..........   $    15,000    $        --
  Shares issued for assets from ViroPharma Incorporated .....................   $ 1,480,000    $        --
  Shares issued for services ................................................   $    47,400    $        --

Supplemental information of business acquired:
Fair value of assets acquired:
  Equipment .................................................................   $        --    $    27,711
  Intangible assets .........................................................            --      3,639,000
  Goodwill ..................................................................            --        898,334
Less, liabilities assumed and non-cash consideration:
  Current liabilities .......................................................            --       (494,142)
  Stock issued ..............................................................            --     (3,409,000)
  Stock options and warrants issued .........................................            --       (255,873)
  Accrued acquisition costs .................................................            --       (460,030)

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
   Notes to the September 30, 2004 Unaudited Condensed Consolidated Financial
                                   Statements

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

Basis of presentation

The accompanying financial statements have been prepared on a basis, which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. The Company anticipates that its current resources will be sufficient to finance anticipated needs for operations and capital expenditures through at least fiscal year ending 2005. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. See Note 5 for recent private placement offerings.

2. Significant Accounting Policies

Business Combinations, Goodwill and Intangible Assets

The Company accounts for business combinations in accordance with the provisions of Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). SFAS 141 requires business combinations to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets required to be recognized and reported separately from goodwill.

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

                             SIGA TECHNOLOGIES, INC.
   Notes to the September 30, 2004 Unaudited Condensed Consolidated Financial
                                   Statements

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

For the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, the Company's Series A convertible preferred stock has been excluded from the computation of diluted loss per share as they are anti-dilutive. For the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, outstanding options to purchase the Company's common stock with exercise prices ranging from $1.00 to $5.50 have been excluded from the computation of dilutive loss per share as they are anti-dilutive. For the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, outstanding warrants to purchase the Company's common stock with exercise prices ranging from $1.00 to $3.63 have been excluded from the computation of dilutive loss per share as they are anti-dilutive.

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

Had compensation cost for stock options granted been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                                                   Three Months Ended            Nine Months Ended
                                                                      September 30,                 September 30,
                                                                    2004          2003           2004           2003
                                                                -----------   -----------    -----------    -----------
Net loss, as reported .......................................   ($1,837,353)  ($1,570,459)   ($6,266,556)   ($3,663,206)
                                                                ===========   ===========    ===========    ===========

Add: Stock-based employee compensation expense recorded under
APB No. 25 ..................................................            --            --             --             --
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects ..................................      (816,882)      (75,055)    (1,084,685)      (578,059)
                                                                -----------   -----------    -----------    -----------

Pro forma net loss ..........................................   ($2,654,235)  ($1,645,514)   ($7,351,241)   ($4,241,265)
                                                                ===========   ===========    ===========    ===========

Net loss per share:
Basic and diluted -as reported ..............................   $     (0.08)  $     (0.09)   $     (0.27)   $     (0.25)
                                                                ===========   ===========    ===========    ===========

Basic and diluted -pro forma ................................     $ (0.11).   $     (0.10)   $     (0.31)   $     (0.29)
                                                                ===========   ===========    ===========    ===========

                             SIGA TECHNOLOGIES, INC.
   Notes to the September 30, 2004 Unaudited Condensed Consolidated Financial
                                   Statements

The weighted average fair value of options granted to employees during 2004 was $1.08 using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2004: no dividend yield, expected volatility of 100%, weighted average risk free interest rates of 3.89% and a weighted average expected term of 6.5 years.

The weighted average fair value of options granted to employees during 2003 was $1.19 using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2003: no dividend yield, expected volatility of 100%, weighted average risk free interest rates of 3.18% and a weighted average expected term of 4 years.

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

In March 2004, the Emerging Issues Task Force issued EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128". This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-06 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement did not have an impact to the Company's financial statements presentation as the Company is in a loss position.

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

Selected Unaudited Pro Forma Financial Information

The Company has prepared a condensed pro forma statement of operations in accordance with SFAS 141, for the three and nine months ended September 30, 2003 as if Plexus were part of the Company as of January 1, 2003.

                                                        Three Months Ended    Nine Months Ended
                                                            September 30,        September 30,
                                                                2003                 2003
                                                        ------------------    -----------------
Revenues ...........................................        $    176,342         $    719,798

Net loss ...........................................        $ (1,570,459)        $ (5,931,951)

Net loss per common share - basic and diluted ......        $      (0.09)        $      (0.38)
                                                            ============         ============

Weighted average number of common shares outstanding          16,825,628           15,791,389
                                                            ============         ============

                             SIGA TECHNOLOGIES, INC.
   Notes to the September 30, 2004 Unaudited Condensed Consolidated Financial
                                   Statements

4. Intangible Assets

Purchase of Intangible Assets

In August 2004, the Company acquired certain government grants and two early stage antiviral programs, Smallpox and Arenavirus, targeting certain agenda of biological warfare for a purchase price of $1,000,000 in cash and 1,000,000 shares of the Company's common stock from ViroPharma Incorporated ("ViroPharma"). Each program is in the early stage of development and the Company expects both programs to be completed in or by 2008. The shares issued to ViroPharma were valued at the closing date price.

The total purchase price of approximately $2.5 million was preliminarily allocated to the government grants (approximately $1.9 million) and to purchased in-process research and development (approximately $464,000 allocated to the Smallpox program and approximately $104,000 to the Arenavirus program) ("IPRD"). The grants will be amortized over the contractual life of each grant or 2 years. The amount expensed as IPRD was attributed to technology that has not reached technological feasibility and has no alternate future use. The value allocated to IPRD was determined using the income approach that included an excess earnings analysis reflecting the appropriate costs of capital for the purchase. Estimates of future cash flows related to the IPRD were made for both the Smallpox and Arenavirus programs. The aggregate discount rate of approximately 55% utilized to discount the programs' cash flows were based on consideration of the Company's weighted average cost of capital as well as other factors, including the stage of completion and the uncertainty of technology advances for these programs. If the programs are not successful or completed in a timely manner, the Company's product pricing and growth rates may not be achieved and the Company may not realize the financial benefits expected from the programs.

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

As a result of the Pecos transaction in the second quarter of 2004, the Company performed an impairment review of the intangible assets in accordance with SFAS
144. The impairment of intangible assets consists of $307,063 of impairments to unamortized intangible assets related to the grants transferred to Pecos and $303,000 of impairment to the unamortized covenant not to compete with the President of the Company due to the reduction of the covenant to one year from the date of termination.

The Company is accounting for its investment in Pecos under the cost method under Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" based upon its 10% ownership of Pecos. The Company valued the 150,000 common shares at $0.10 per share based on an investment made at a concurrent time by an outside investor to Pecos at $0.10 per share.

Amortization of Intangible Assets

For the three and nine months ended September 30, 2004, amortization of acquired technology was approximately $55,000 and $165,000, respectively, amortization of customer contract and grants was approximately $90,000 and $163,000, respectively, and amortization of a covenant not to compete was approximately $51,000 and $146,000, respectively. The Company anticipates amortization expense to be approximately $833,000, $1,318,000, $904,000, $219,000, and $219,000 for
the fiscal years ending December 31, 2004, 2005, 2006, 2007, and 2008, respectively.

5. Stockholders' Equity

At September 30, 2004, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

Holders of the Series A Convertible Preferred Stock are entitled to (i) cumulative dividends at an annual rate of 6% payable when and if declared by the Company's board of directors; (ii) in the event of liquidation of the Company, each holder is entitled to receive $1.4375 per share (subject to certain adjustment) plus all accrued but

                             SIGA TECHNOLOGIES, INC.
   Notes to the September 30, 2004 Unaudited Condensed Consolidated Financial
                                   Statements

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

During the three months September 30, 2004, the Company reached a settlement agreement for breach of contract with a founder of the Company, whereby the founder returned 40,938 common shares, 150,000 warrants and $15,000 to the Company. The common shares were retired by the Company in the period ended September 30, 2004. Other than the $15,000 recorded as Other income, this transaction had no affect on the Statement of Operations.

6. Employee Agreements

In July 2004, the Company entered into an employment agreement with Bernard L. Kasten, M.D. to serve as the Company's Chief Executive Officer. The employment agreement provides for an annual salary of $250,000 plus, at the discretion of the Board of Directors, bonus payments for a 3-year initial term with an automatic 3-year renewal unless either party gives notice that it does not want to renew. The agreement also provides for an option grant of 2,500,000 options to purchase common stock with an exercise price of $1.30, of which 500,000 vested upon signing, 1 million options vest over the 3-year initial term and the remaining 1 million options vest over the renewal term.

In July 2004, the Company entered into an amendment to its existing employment agreement with the Company's Chief Scientific Officer. Pursuant to the amendment, the employment agreement is effective through December 31, 2007 and provides for an annual salary of $225,000 plus, at the discretion of the Board of Directors, a bonus not to exceed 50% of the Chief Scientific Officer's salary. The agreement also provides for an option grant of 150,000 options to purchase common stock with an exercise price of $1.40, of which 75,000 vest on December 31, 2005 and 75,000 vest on December 31, 2006.

In June 2004, the Company entered into an amendment to its existing employment agreement with the Company's Chief Financial Officer. Pursuant to the amendment, the employment agreement is effective through December 31, 2005 and provides for an annual salary of $230,000 plus a one-time payment of $50,000 for the Chief Financial Officer's prior service as Acting Chief Executive Officer. An additional bonus not to exceed 25% of the Chief Financial Officer's salary may be awarded at the discretion of the Board of Directors. The agreement also provides for an option grant of 150,000 options to purchase common stock with an exercise price of $1.40, of which 75,000 vested upon signing and the remainder to vest on a prorata basis from January 1, 2005 through December 31, 2005.

The Company's employment agreement with its Vice President of Business Development became effective in August 2004. The employment agreement provides for an annual salary of $230,000 plus bonuses based on certain objectives and goals met for a 3-year initial term with a 1-year renewal unless either party gives notice that it does not want to renew. The agreement also provides for an option grant of 200,000 options to purchase common stock with an exercise price of $1.40, of which 50,000 vested upon signing and 50,000 vesting each anniversary of the 3-year initial term. The agreement also provides for an option grant, at the discretion of the Board of Directors and not to exceed 25,000 shares, upon certain milestone events during the 3-year initial term.

In addition to the 3,000,000 options granted to the executives mentioned above, during the three months ended September 30, 2004, the Company granted 120,500 options at fair market value at the date of the grant with a ten-year term and an exercise price of $1.40 per share.

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

Overview

      Since our inception in December 1995, we have been principally engaged in the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as Smallpox. The effort to develop a drug for Smallpox is being aided by a $1.6 million contract with the U.S. Army which commenced in January 2003 and a Small Business Innovation Research (SBIR) grant from the National Institutes for Health (NIH) totaling approximately $5.8 million which commenced in August 2004. In addition, commencing August 2004, we received SBIR grants from the NIH totaling $6.2 million to develop a drug for Arenavirus. Smallpox and Arenavirus have been designated as Category A bioterrorism agents by the Centers for Disease Control (CDC).

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

      In August 2004, we acquired certain government grants and two early stage antiviral programs, Smallpox and Arenavirus, targeting certain agents of biological warfare from ViroPharma Incorporated ("ViroPharma") for a purchase price of $1,000,000 in cash and 1,000,000 shares of our common stock on the date of the closing. As part of the closing, we were awarded Phase I and II SBIR grants from the NIH totaling approximately $12 million, which will be received over the next two years, for the development of drugs for the treatment of Smallpox and Arenavirus as noted above.

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

      We do not have commercial biomedical products, and we do not expect to have such products for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products, as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds to support operations through at least the year ending December 31, 2005.

      Our biotechnology operations are run out of our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing vaccine and anti-infectives programs through a combination of government contracts and grants and strategic alliances. While we have had success in obtaining strategic alliances, contracts and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs necessary to support clinical trials and research and development, will continue to be significant in the future.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Recent Accounting Pronouncements

In December 2003, the FASB revised its FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. A VIE is a legal structure for which the holders of a majority voting interest may not have a controlling financial interest in the legal structure. FIN 46R provides guidance for identifying those legal structures and provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in their financial statements. We adopted the provisions of FIN 46R for the period ended March 31, 2004. We do not hold any interests in VIEs that would require consolidation or additional disclosures.

In March 2004, the Emerging Issues Task Force issued EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128". This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-06 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement did not have an impact to our financial statements presentation as the Company is in a loss position.

Contractual Obligations, Commercial Commitments and Purchase Obligations

      As of September 30, 2004, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

                   Year ending December 31,

                             2004                     $ 47,355
                             2005                      190,627
                             2006                      195,975
                             2007                      200,863
                             2008                        5,817
                          Thereafter                        --
                                                      --------
                             Total                    $640,637
                                                      =========

Results of Operations

Three months ended September 30, 2004 and September 30, 2003

      Revenues from grants and research and development contracts were $532,724 for the three months ended September 30, 2004, compared to $176,342 for the same period of 2003, an approximate 202% increase. The increase is due to revenue from the Small Business Innovation Research (SBIR) grants awarded to us as the result of our purchase of certain assets from ViroPharma in August 2004. Revenues from these grants were $430,417 in the three month period ended September 30, 2004. Revenue from the U.S. Army contract was $88,419 for the three months ended September 30, 2004, an increase of approximately 14% from the $77,343 received in the prior year. We also received $13,888 from an SBIR grant that we have in conjunction with Oregon State University that was awarded in the current year three month period. During the three months ended September 30, 2003 we received $40,000 under a subcontract with Oregon State University and $58,999 in revenue from an SBIR grant. Work underwritten by this grant was completed in May 2004.

      Selling, general and administrative expenses for the three months ended September 30, 2004 were $919,165 an increase of approximately 34% from expenses of $684,223 for the three months ended September 30, 2003. Legal expenses were $212,753 for the three months ended September 30, 2004 compared to $24,627 for the prior year three month period. The increase was the primarily due to the expenses incurred in association with hiring our new Chief Executive Officer and other employee contractual matters and the settlement of a lawsuit against a founder. Payroll expenses increased approximately 32% from $187,034 for the three months ended September 30, 2003 to $246,949 in the current year period. The increase reflects the addition of the new Chief Executive Officer and Vice President of Business Development and a one-time bonus payment of $50,000 to the Chief Financial Officer. The increase in payroll costs was partially offset by the salary of $54,000 of our former President who was terminated in the second quarter of 2004. Consulting fees declined approximately 12% to $195,864 for the three months ended September 30, 2004 from $223,307 in the prior year period. This decrease in consulting expenses was offset by an increase in expenses associated with obtaining government funding and higher investor relations costs.

      Research and development expenses were $826,827 for the three months ended September 30, 2004, an approximately 17% decrease from $1,000,911 for the same period in 2003. The decrease was primarily the result of a decrease in amortization by approximately 42% from $108,104 to $63,132 due to the sale of certain intangible assets to Pecos Labs, Inc. in May 2004. The sale also resulted in a reduction of sponsored research and development expense of approximately $210,000 from the prior year three month period as well as a $32,902 decrease in travel expenses as the result of integration of Plexus in the prior year period. Offsetting these decreases was an additional amortization expense of $81,779 for the grants purchased in conjunction with the ViroPharma asset acquisition in the current year period. The decreases in expenses were also partially offset by the approximately 37% increase in laboratory supply costs to $144,864 for the three months ended September 30, 2004 from $105,853 in the prior year period.

      All of our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trials. At this stage of development, we cannot make estimates of the potential cost for any program to be completed or the time it will take to complete the project. For the three months ended September 30, 2004, excluding non-cash and other charges, we estimate that we spent a total of approximately $680,000 on all our research programs: approximately $272,000 or 40% of the total was spent for the development of Smallpox antivirals; approximately $136,000 or 20% of the total was spent for the development of the Smallpox vaccine; approximately $204,000 or 30% of the total was spent for the development of the Arenavirus antiviral and the remaining 10% of the total, approximately $68,000, was spent on the development of other programs.

      For the three months ended September 30, 2003, excluding non-cash and other charges, we estimate that we spent approximately $800,000 on all our product programs: approximately $320,000, or 40% of the total was spent for the Smallpox anti-viral program; approximately $200,000 or 25% of the total was spent for the DegP anti-infectives program; approximately 120,000 or 15% of the total was spent on the Smallpox vaccine program; approximately $80,000 or 10% of the total was spent on SARS and other vaccine programs including other vaccines acquired from Plexus; and approximately $80,000 or 10% of the total was spent for all other programs.

      In addition to our own programs, we are working with TransTech Pharma on a Smallpox anti-viral product and our DegP broad spectrum anti-biotic. There is a high risk of non-completion of any program because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

      The risk of failure to complete any program is high, as each is in the relatively early stage of development. Products for the biological warfare defense market, such as the Smallpox anti-viral, could be available for sale in two to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of this program to increase as the potential products enter animal studies and safety testing. Funds for future development will be partially paid for by the contract we have with the U.S. Army and the SBIR grants from the NIH, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products would slow or possibly be suspended. The clinical trials for our Strep vaccine through Phase II are being funded under an agreement with the NIH. The time to market for this product should be several years from now because of the nature of the FDA requirements for approval of a pediatric vaccine. We expect to fund the development of the Strep vaccine beyond the Phase II clinical trials through a corporate collaboration or from additional funding from debt or equity financings. We do not yet have a corporate partner for this product and there is no assurance that we will ever have one or that we will be able to raise the funds needed to go forward. If the funding is not available or the clinical trials are not successful, the program could be delayed or cancelled. We believe this product program is on schedule. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

      Patent preparation expenses for the three months ended September 30, 2004 were $83,580 an approximate 29% increase from the prior year period expense of $65,003. The increase is due to a higher number of foreign patent filings in the current year period.

      For the three months ended September 30, 2004, as a result of the acquisition of certain government grants and two early stage antiviral programs, Smallpox and Arenavirus, targeting certain agenda of biological warfare from ViroPharma Incorporated, $568,329 was immediately expensed as purchased in-process research and development ("IPRD"). The amount expensed as IPRD was attributed to technology that has not reached technological feasibility and has no alternate future use. The value preliminarily allocated to IPRD was determined using the income approach that included an excess earnings analysis reflecting the appropriate costs of capital for the purchase. Estimates of future cash flows related to the IPRD were made for both the Smallpox and Arenavirus programs. The aggregate discount rate of approximately 55% utilized to discount the programs' cash flows were based on consideration of the Company's weighted average cost of capital, as well as other factors including the stage of completion and the uncertainty of technology advances for these programs. If the programs are not successful or completed in a timely manner, the Company's product pricing and growth rates may not be achieved and the Company may not realize the financial benefits expected from the programs.

      Other income, net was $27,824 for the three months ended September 30, 2004, compared to $3,336 for the three months ended September 30, 2003. The increase is the result of higher cash balances in the three months ended September 30, 2004 compared to the prior year period. The increase in cash balances was the result of the completion of the investment by MacAndrews & Forbes Holdings Inc., TransTech Pharma, Inc. and related parties in January 2004. Additionally, we received $15,000 in the three months ended September 30, 2004, as a result of a settlement of a lawsuit against a founder. No such income was received in the prior year period.

Nine months ended September 30, 2004 and September 30, 2003

      Revenues from grants and research and development contracts were $992,478 for the nine months ended September 30, 2004, compared to $625,016 for the same period of 2003, an approximate 59% increase. The increase is the result of revenue from the Small Business Innovation Research (SBIR) grants awarded to us as the result of our purchase of certain assets from ViroPharma in August 2004. Revenues from these grants were $430,417 in the nine month period ended September 30, 2004. Revenue from the U.S. Army contract was $269,357 for the nine months ended September 30, 2004, compared to $226,804 received in the prior year. During the nine months ended September 30, 2003 we received $351,433 in revenue from an SBIR grant from the NIH compared to revenue from the grant of $254,816 in the current year prior. Work underwritten by this grant was completed in May 2004 causing the decline compared to the prior year.

      Selling, general and administrative expenses for the nine months ended September 30, 2004 were $3,036,559 an increase of approximately 52% from expenses of $1,993,007 for the nine months ended September 30, 2003. Approximately 69% of the increase was due to materially higher legal expenses. The expenses were incurred as the result of costs incurred to review and amend our corporate governance policies and procedures to ensure compliance with the regulations promulgated under the Sarbanes Oxley Act of 2002, as well as the NASDAQ Stock Market. Also contributing to the increase in legal expenses were costs incurred in connection with a review of a potential business combination, the sale of certain non-core vaccine assets, the hiring of a new Chief Executive Officer and a legal action we initiated against a founder. Payroll expenses increased approximately 124% in the nine months ended September 30, 2004 to $826,437 from $368,525 in the nine months ended September 30, 2004. The increase was the result of the addition of former Plexus employees to our staff in May 2003 and, therefore, only partially included in the prior year balance, the addition of the salary expense of the Chief Executive Officer hired in July of 2003, the approximate $270,000 severance payment associated with the termination agreement entered into with our former President in May 2004 and one time bonus payments totaling $110,000. Consulting expenses for marketing efforts to present our programs to agencies of the federal government increase approximately 9% in the current year period to a total of $609,194. Furthermore, the nine months ended September 30, 2004 had an increase of approximately $41,000 for amortization of certain intangible assets acquired in the Plexus transaction in May 2003 compared to the prior year period, which was only a partial period of amortization.

      Research and development expenses increased approximately 35% to $2,872,818 for the nine months ended September 30, 2004 from $2,121,154 for the same period in 2003. Amortization of certain intangible assets acquired in connection with the Plexus acquisition and the acquisition of assets from ViroPharma increased by approximately $194,000 and accounted for approximately 26% of the period to period increase. Payroll expense for the nine months ended September 30, 2004, increased approximately 19% to $1,098,241 compared to prior year expense of approximately $925,688. The increase was the result of the addition of former Plexus employees to our staff, an increase in staff to accelerate development on our lead products and bonus payments. Sponsored research expense increased by approximately $266,000 for the nine months ended September 30, 2004 compared to the same period in 2003 as the result of payments for work being performed on former Plexus programs at a Danish University and payments made to TransTech Pharma, Inc. for work performed on the SBIR grant that was concluded in May 2004.

      All our product programs are in the early stage of development except for the strep vaccine which is in Phase I clinical trials. At this stage of development, we cannot make estimates of the potential cost for any program to be completed or the time it will take to complete the project. For the nine months ended September 30, 2004, excluding non-cash charges, we estimate that we spent a total of approximately $2,545,000 on all our research programs: approximately $865,000 or 34% of the total for the development of the Smallpox anti-viral; approximately $509,000 or 20% of the total for the development of Smallpox vaccine; approximately $305,000 or 12% of the total for the development of the strep vaccine; approximately $200,000 of the total for the development of the Arenavirus anti-viral and approximately $666,000 or 26% of the total on all other programs including programs that were transferred to Pecos in the second quarter of 2004.

      For the nine months ended September 30, 2003, excluding non-cash charges, we estimate we spent a total of $1,615,000 on all our product programs: approximately $375,000, or 23% of total was spent for the strep vaccine program; approximately $510,000 or 32% of the total was spent for the Smallpox antiviral program; approximately $390,000 or 24% of the total was spent for the DegP anti-infectives program; approximately $260,000 or 16% of the total was spent for other anti-infective programs and approximately $80,000 or 5% of the total was spent on the SARS antiviral program.

      In addition to our own programs we are working with TransTech Pharma on a Smallpox anti-viral product and our DegP broad spectrum anti-biotic. There is a high risk of non-completion of any program because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least two to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

      The risk of failure to complete any program is high, as each is in the relatively early stage of development. Products for the biological warfare defense market, such as the Smallpox anti-viral, could be available for sale in two to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of this program to increase as the potential products enter animal studies and safety testing. Funds for future development will be partially paid for by the contract we have with the U.S. Army and the SBIR grants from the NIH, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products would slow or possibly be suspended. The clinical trials for our Strep vaccine through Phase II are being funded under an agreement with the NIH. The time to market for this product should be several years from now because of the nature of the FDA requirements for approval of a pediatric vaccine. We expect to fund the development of the Strep vaccine beyond the Phase II clinical trials through a corporate collaboration or from additional funding from debt or equity financings. We do not yet have a corporate partner for this product and there is no assurance that we will ever have one or that we will be able to raise the funds needed to go forward. If the funding is not available or the clinical trials are not successful, the program could be delayed or cancelled. We believe this product program is on schedule. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

      Patent preparation expenses for the nine months ended September 30, 2004 were $230,320 compared to $187,109 for the nine months ended September 30, 2003. The 23% increase was the result of increased costs of patent work required on the intellectual property acquired in the Plexus transaction, including foreign patent filings.

      For the nine months ended September 30, 2004, as a result of the acquisition of certain government grants, Smallpox and Arenavirus, and two early stage antiviral programs targeting certain agenda of biological warfare from ViroPharma Incorporated, $568,329 was immediately expensed as purchased in-process research and development ("IPRD"). The amount expensed as IPRD was attributed to technology that has not reached technological feasibility and has no alternate future use. The value preliminarily allocated to IPRD was determined using the income approach that included an excess earnings analysis reflecting the appropriate costs of capital for the purchase. Estimates of future cash flows related to the IPRD were made for both the Smallpox and Arenavirus programs. The aggregate discount rate of approximately 55% utilized to discount the programs' cash flows were based on consideration of the Company's weighted average cost of capital as well as other factors, including the stage of completion and the uncertainty of technology advances for these programs. If the programs are not successful or completed in a timely manner, the Company's product pricing and growth rates may not be achieved and the Company may not realize the financial benefits expected from the programs.

      For the nine months September 30, 2004, we incurred a $307,063 loss on impairment of intangible assets due to the transfer of certain grants to Pecos Labs, Inc. and incurred an impairment of $303,000 to intangible assets due to the change of the covenant not to compete with our President who was terminated during the current year period.

      Other income, net was $59,055 for the nine months ended September 30, 2004, compared to $13,048 for the nine months ended September 30, 2003. The increase is the result of higher cash balances in the nine months ended September 30, 2004 compared to the prior year period. The increase in cash balances was the result of the completion of the investment by MacAndrews & Forbes Holdings Inc., TransTech Pharma, Inc. and related parties in January 2004. Additionally, we received $15,000 in the nine months ended September 30, 2004, as the result of the settlement of a lawsuit against a founder. No such income occur in the prior year period.

Liquidity and Capital Resources

      As of September 30, 2004, we had $3,176,327 in cash and cash equivalents.

      In August 2004, we acquired certain government grants and two early stage antiviral programs, Smallpox and Arenavirus, targeting certain agents of biological warfare from ViroPharma for a purchase price of $1,000,000 in cash and 1,000,000 shares of our common stock. As part of the closing, we were awarded Phase I and II SBIR grants from the NIH totaling approximately $12 million, which will be received over the next two years, for the development of drugs for the treatment of Smallpox and Arenavirus as noted above.

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

      In October 2003, MacAndrews & Forbes Holdings Inc., TransTech Pharma, Inc. and related parties, exercised their option to invest an additional $9,000,000 in us under the terms of the agreement signed in August 2003, as amended in October 2003. Upon exercise of the option, we received gross proceeds of $2,159,405 in exchange for 1,499,587 shares of common stock at a price of $1.44 per share and warrants to purchase 749,794 shares of common stock. The warrants have an initial exercise price of $2.00 per share and a term of seven years. The sale of the remaining 4,750,413 shares of common stock and warrants to purchase 2,375,206 shares of common stock on the same terms was subject to shareholder approval. On January 8, 2004, at a meeting of shareholders, the transaction was approved, the additional $6,840,595 of gross proceeds was received and the common shares and warrants were issued.

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures at least through the year ending December 31, 2005. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms.

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

      We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having noncancellable lease terms are $47,355, $190,627 and $195,975 for the years ending December 31, 2004, 2005 and 2006, respectively.

Off-Balance Sheet Arrangements

      SIGA does not have any off-balance sheet arrangements.

Safe Harbor Statement

      This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include the risks that (a) potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (b) SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (c) SIGA may not be able to obtain promised funding for its development projects or other needed funding, and (d) SIGA may not be able to secure or enforce adequate legal protection, including patent protection, for its products. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. SIGA does not undertake to publicly update or revise its forward-looking statements as a result of new information, future events or otherwise.

Item 3. Controls and Procedures

      As of the end of the fiscal quarter ended September 30, 2004, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective for recording, processing, summarizing and reporting information that the Company is required to disclose in reports filed under the Securities and Exchange Act of 1934, as amended.

      There have been no changes in the Company's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act, as amended) or in other factors during the fiscal quarter ended September 30, 2004, that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Employment Agreement, dated as of July 29, 2004, between SIGA and John Odden.

            10.2 Amendment No. 5 to Employment Agreement, dated as of July 29, 2004, between SIGA and Dr. Dennis E. Hruby.

            10.3 Amendment No. 3 to Amended and Restated Employment Agreement, dated as of July 29, 2004, between SIGA and Thomas N. Konatich.

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            (1) On July 6, 2004, SIGA filed a Current Report on Form 8-K dated July 6, 2004, pursuant to which SIGA reported under Item 5 that SIGA issued a press release announcing the appointment of Bernard L. Kasten, M.D. as its Chief Executive Officer.

            (2) On August 24, 2004, SIGA filed a Current Report on Form 8-K dated August 24, 2004, pursuant to which SIGA reported under Item 7.01 that SIGA issued a press release announcing the receipt of two grants totaling approximately $12 million from the National Institutes of Health.

            (3) On September 14, 2004, SIGA filed a Current Report on Form 8-K dated September 14, 2004, pursuant to which SIGA reported under Item 7.01 that SIGA issued a press release announcing that it had been designated as a prime contractor by the U.S. Air Force Surgeon General's office to create rational development of vaccines and therapeutics against potential agents of biological warfare.

            (4) On October 5, 2004, SIGA filed a Current Report on Form 8-K dated October 6, 2004, pursuant to which SIGA reported under Item 7.01 that SIGA issued a press release announcing that the company's lead compound, SIGA-246 has demonstrated significant antiviral activity against several mouse models of poxvirus disease.

            (5) On October 25, 2004, SIGA filed a Current Report on Form 8-K dated October 12, 2004, pursuant to which SIGA reported under Item 7.01 that SIGA issued a press release announcing that Dennis Hruby, SIGA's Chief Scientific Officer, will present at the Rodman & Renshaw Techvest Conference on October 27, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has fully caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        SIGA Technologies, Inc.
                                                        (Registrant)


      Date November 15, 2004                        By: /s/ Thomas N. Konatich
                                                        ----------------------

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