Form 10-K
period 2004-12-31
SIGA TECHNOLOGIES INC
filed 2005-03-30
CIK 1010086

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended
December 31, 2004                                  (Commission File No. 0-23047)

                             SIGA Technologies, Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                                 13-3864870
        (State or other jurisdiction of               (IRS Employer Id. No.)
        incorporation or organization)

        420 Lexington Avenue, Suite 408                        10170
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 28, 2005 as reported on the Nasdaq SmallCap Market was approximately $37,485,991. As of March 28, 2005 the registrant had outstanding 24,500,648 shares of common stock.

Portions of the registrant's definitive proxy statement, which will be filed within 120 days of December 31, 2004, are incorporated by reference into Part III.

================================================================================

                             SIGA Technologies, Inc.

                                    Form 10-K

                                Table of Contents

                                                                                      Page No.
PART I

Item 1.    Business..........................................................................2

Item 2.    Properties.......................................................................14

Item 3.    Legal Proceedings................................................................14

Item 4.    Submission of Matters to a Vote of Security Holders..............................14



PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities............................................16

Item 6.    Selected Financial Data..........................................................17

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations....................................................................18

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................33

Item 8.    Financial Statements and Supplementary Data......................................34

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure.......................................................................56

Item 9A.   Controls and Procedures..........................................................56

Item 9B.   Other Information................................................................56


PART III

Item 10.   Directors and Executive Officers of the Registrant...............................57

Item 11.   Executive Compensation...........................................................57

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Stockholder Matters..............................................................57

Item 13.   Certain Relationships and Related Transactions...................................57

Item 14.   Principal Accountant Fees and Services...........................................57

PART IV

Item 15.   Exhibits.........................................................................58

SIGNATURES..................................................................................62

Item 1. Business

      Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA's control, including (i) the volatile and competitive nature of the biotechnology industry, (ii) changes in domestic and foreign economic and market conditions, and (iii) the effect of federal, state and foreign regulation on SIGA's businesses. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Introduction

      SIGA Technologies, Inc. is referred to throughout this report as "SIGA," "the Company," "we" or "us."

      SIGA is a biotechnology company incorporated in Delaware on December 9, 1996. We aim to discover, develop and commercialize novel anti-infectives, antibiotics and vaccines for serious infectious diseases, including products for use in defense against biological warfare agents such as Smallpox and Arenaviruses (hemorrhagic fevers). Our anti-viral programs are designed to prevent or limit the replication of the viral pathogen. Our anti-infectives programs are aimed at the increasingly serious problem of drug resistance. These programs are designed to block the ability of bacteria to attach to human tissue, the first step in the infection process. We are also developing a technology for the mucosal delivery of our vaccines which may allow the vaccines to activate the immune system at the mucus lined surfaces of the body -- the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts -- the sites of entry for most infectious agents.

Product Candidates and Market Potential

      SIGA Biological Warfare Defense Product Portfolio

      Anti-Smallpox Drug: While deliberate introduction of any pathogenic agent would be devastating, we believe the one that holds the greatest potential for harming the general U.S. population is Smallpox. At present there is no effective drug with which to treat or prevent Smallpox infections. To address this serious risk, SIGA scientists have identified a lead drug candidate, SIGA-246, which inhibits vaccinia, cowpox, ectromelia (mousepox), monkeypox, camelpox, and variola replication in cell culture but not other unrelated viruses. Given the safety concerns with the current smallpox vaccine, there should be several uses for an effective smallpox antiviral drug: prophylactically, to protect the non-immune who are at risk to exposure; therapeutically, to prevent disease or death in those exposed to smallpox; and lastly, as an adjunct treatment to the immunocompromised. SIGA scientists are also working on several other smallpox drug targets, including the viral proteinases, to develop additional drug candidates for use in combination therapy if necessary.

      Anti-Arenavirus Drug: Arenaviruses are hemorrhagic fever viruses that have been classified as Category A agents by the Centers for Disease Control and Prevention (CDC) due to the great risk that they pose to public health and national safety. Among the Category A viruses recognized by the Centers for Disease Control and Prevention, there are four hemorrhagic fever arenaviruses (Junin, Machupo, Guanarito and Sabia viruses) for which there are no United States Food and Drug Administration (FDA) approved treatments available. In order to meet this threat, SIGA scientists have identified a lead drug candidate, ST-294, which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens. SIGA also has earlier stage programs against other hemorrhagic fever viruses including Lassa virus, Lymphocytic choriomeningitis virus (LCMV), and Ebola in development. We believe that the availability of arenavirus antiviral drugs will address national and global security needs by acting as a significant deterrent and defense against the use of arenaviruses as weapons of bioterrorism.

      Bacterial Commensal Vectors: Our scientists have developed methods that allow essentially any gene sequence to be expressed in Generally Regarded As Safe (GRAS) gram-positive bacteria, with the foreign protein being displayed on the surface of the live recombinant organisms. Since these organisms are inexpensive to grow and are very stable, this technology affords the possibility of rapidly producing live recombinant vaccines against any variety of biological agents that might be encountered, such as Bacillus anthracis (anthrax) or Smallpox. SIGA scientists are working to develop an alternative vaccine with improved safety for use in preventing human disease caused by pathogenic orthopoxviruses such as variola virus. To accomplish this goal we are utilizing our newly-developed BCV (bacterial commensal vector) technology. BCV utilizes gram-positive commensal bacteria, such as Streptococcus gordonii, to express heterologous antigens of interest, either in secreted form or attached to its external surface. Phase I human clinical trials indicate that this S. gordonii strain is safe and well-tolerated in humans. In several different animal model systems S. gordonii has been shown to efficiently express various antigens and elicit protective immune responses (cellular, humoral and mucosal). We believe that the delivery of selected vaccinia virus antigens via this live bacterial vector system will provide an effective and safe method for prevention of smallpox in humans.

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

      Market for Biological Defense Programs.

      The U.S. government's proposed budget for the Department of Homeland Security (the "DHS") for the fiscal year beginning October 1, 2005 includes $2.5 billion of federal spending on Project BioShield. In addition to contributing funds to the DHS, the Department of Defense will be looking for innovative approaches to the prevention and treatment of biological warfare agents. One of the major concerns is Smallpox -- although declared extinct in 1980 by the World Health Organization, there is a threat that a rogue nation or a terrorist group may have an illegal inventory of the virus that causes Smallpox. The only legal inventories of the virus are held under extremely tight security at the Centers for Disease Control and Prevention (the "Centers for Disease Control") in Atlanta, Georgia and at a laboratory in Russia. As a result of this threat, the U.S. government has announced its intent to make significant expenditures on finding a way to counteract the virus if turned loose by terrorists or on a battlefield. The Congressional Budget Office (the "CBO") reported that the DHS projects the acquisition of 60 million doses of new Smallpox vaccines over a three year period, commencing in 2005. At an estimated $15 per dose, the cost would be approximately $900 million. Further the CBO reports that the DHS will spend an additional $1 billion to replace expired stocks in 2007-2013.

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

      The market potential for our biological warfare defense products has not been quantified as yet beyond the potential to obtain a share of the approximately $9 billion the federal government is committing to support research in the coming year. The government's purchase of approximately $800 million worth of an older version Smallpox vaccines to have an inventory on hand if needed is evidence of such market potential.

      SIGA Anti-Infectives Product Portfolio

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

      Gram-Positive Antibiotic Technology: One of our key anti-infective programs is based on a novel target for antibiotic therapy. Our scientists have identified an enzyme, a selective protease, used by most Gram-positive bacteria to anchor certain proteins to the bacterial cell wall. These surface proteins are the means by which certain bacteria recognize, adhere to and colonize specific tissue. Our strategy is to develop protease inhibitors as novel antibiotics. We believe protease inhibitors will have wide applicability to Gram-positive bacteria in general, including antibiotic resistant staphylococcus and a broad range of serious infectious diseases including meningitis and respiratory tract infections. In 1997, we entered into a collaborative research and license agreement with Wyeth to identify and develop protease inhibitors as novel antibiotics. In the first quarter of 2001, we received a milestone payment from Wyeth for delivery of the first quantities of protease for screening, and high-throughput screening for protease inhibitors was initiated. In connection with our effort on this program we have entered into a license agreement with the University of California at Los Angeles for certain technology that may be incorporated into our development of products for Wyeth. High throughput screening of compound libraries has been completed and lead compounds are currently being evaluated in the laboratory and in animals.

      Gram-Negative Antibiotic Technology: In 1998, we entered into a set of technology transfer and related agreements with MedImmune, Inc., Astra AB and Washington University, pursuant to which we acquired rights to certain
Gram-negative antibiotic targets, products, screens and services developed at Washington University. In February 2000, we ended our collaborative research and development relationship with Washington University on this technology. (See "Collaborative Research and Licenses"). We maintain a non-exclusive license to technology acquired through these related agreements. We are using this technology in the development of antibiotics against Gram-negative pathogens. As described above, these bacteria use structures called pili to adhere to target tissue, and we plan to exploit the assembly and export of these essential infective structures as novel anti-infective targets. We continue to work on enhancing the intellectual property that we jointly share with Washington University.

      Broad-Spectrum Antibiotic Technology: An initial host response to pathogen invasion is the release of oxygen radicals, such as superoxide anions and hydrogen peroxide. The DegP protease is a first-line defense against these toxic compounds, which are lethal to invading pathogens, and is a demonstrated virulence factor for several important Gram-negative pathogens: Salmonella typhimurium, Salmonella typhi, Brucella melitensis and Yersinia enterocolitica. In all of these pathogens it was demonstrated that organisms lacking a functional DegP protease were compromised for virulence and showed an increased sensitivity to oxidative stress. It was also recently demonstrated that in Pseudomonas aeruginosa conversion to mucoidy, the so-called CF phenotype involves two DegP homologues.

      Our scientists recently demonstrated that the DegP protease is conserved in Gram-positive pathogens, including S. pyogenes, S. pneumoniae, S. mutans and
S. aureus. Moreover, our investigators have shown a conservation of function of this important protease in Gram-positive pathogens and we believe that DegP represents a true broad-spectrum anti-infective development target. Our research has uncovered a virulence-associated target of the DegP protease that will be used to design an assay for high-throughput screening for the identification of lead inhibitors of this potentially important anti-infective target.

      Market for Anti-infective Programs.

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

      Many special surface proteins used by bacteria to infect the host are anchored in the bacterial cell wall. Scientists at The Rockefeller University ("Rockefeller") have identified an amino acid sequence and related enzyme, a selective protease, that are essential for anchoring proteins to the surface of most Gram-positive bacteria. Published information indicates that this amino acid sequence is shared by more than 50 different surface proteins found on a variety of Gram-positive bacteria. This commonality suggests that this protease represents a promising target for the development of a new class of antibiotic products for the treatment of a wide range of infectious diseases. Experiments by our scientists have shown that without this sequence, proteins cannot become anchored to the bacterial surface and thus the bacteria are no longer capable of attachment, colonization or infection. Such "disarmed" bacteria should be readily cleared by the body's immune system. Our drug discovery strategy is to use a combination of structure-based drug design and high throughput screening procedures to identify compounds that inhibit the protease, thereby blocking the anchoring process. If successful, this strategy should provide relief from many Gram-positive bacterial infections, but may prove particularly important in combating diseases caused by the emerging antibiotic resistance of the Gram-positive organisms Streptococcu, aureus, Streptococcus pneumoniae, and the enterococci.

      In contrast to the above program, which focuses on Gram-positive bacteria, our pilicide program, based upon initial research performed at Washington University in St. Louis ("Washington University"), focuses on a number of new and novel targets all of which impact on the ability of Gram-negative bacteria to assemble adhesive pili on their surfaces. Pili are proteins on the surfaces of Gram-negative bacteria -- such as E. coli, salmonella, and shigella -- that are required for the attachment of the bacteria to human tissue, the first step in the infection process. This research program is based upon the well-characterized interaction between a periplasmic protein -- a chaperone -- and the protein subunits required to form pili. In addition to describing the process by which chaperones and pili subunits interact, we have developed an assay systems necessary to screen for potential therapeutic compounds, and have provided an initial basis for selecting novel antibiotics that work by interfering with the pili adhesion mechanism.

      Vaccine Technologies: Mucosal Immunity and Vaccine Delivery

      Using proprietary technology licensed from Rockefeller, SIGA is developing specific commensal bacteria ("commensals") as a means to deliver mucosal vaccines. Commensals are harmless bacteria that naturally occupy the body's surfaces with different commensals inhabiting different surfaces, particularly the mucosal surfaces. Our vaccine candidates use genetically engineered commensals to deliver antigens for a variety of pathogens to the mucosal immune system. When administered, the genetically engineered commensals colonize the mucosal surface and replicate. By activating a local mucosal immune response, our vaccine candidates are designed to prevent infection and disease at the earliest possible stage, as opposed to most conventional vaccines which are designed to act after infection has already occurred.

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

      By using an antigen unique to a given pathogen, the technology may potentially be applied to any infectious agent that enters the body through a mucosal surface. Our scientists have expressed and anchored a variety of viral and bacterial antigens on the outside of S. gordonii, including the M6 protein from group A streptococcus, a group of organisms that causes a range of diseases, including strep throat, necrotizing fasciitis, impetigo and scarlet fever. In addition, proteins from other infectious agents, such as HIV and human papilloma virus have also been expressed using this system. We believe this technology will enable the expression of most antigens regardless of size or shape. In animal studies, we have shown that the administration of a genetically engineered S. gordonii vaccine prototype induces both a local mucosal immune response and a systemic immune response.

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

      o We believe that the reason no vaccine for strep throat has been developed is because of problems associated with identifying an antigen that is common to the more than 120 different serotypes of group A streptococcus, the bacterium that causes the disease. We have licensed from Rockefeller a proprietary antigen which is common to most types of group A streptococcus, including types that have been associated with rheumatic fever. When this antigen was orally administered to animals, it was shown to provide protection against multiple types of group A streptococcal infection. Using this antigen, we are seeking to develop a mucosal vaccine for strep throat.

      o SIGA has taken a parallel vaccine development track with two formulations of the cross-protective streptococcal antigen. One approach expresses the strep throat antigen on the surface of the commensal bacterium, Streptococcus gordonii, which lives on the surface of the teeth and gums. Pre-clinical research in mice and rabbits has established the ability of this vaccine candidate to colonize and induce both a local and systemic immune response. The other candidate uses a subunit (purified protein) approach, in which the antigen is delivered intranasally with a mucosal adjuvant (enhances the immune response). Like the commensal approach, the subunit approach has provided significant protection in mice from challenges by multiple serotypes. We are collaborating with the National Institutes of Health ("NIH") and the University of Maryland Center for Vaccine Development on the clinical development of this vaccine candidate. In cooperation with the NIH we filed an
            Investigational New Drug Application ("IND") with the FDA in December 1997. The first stage of these clinical trials, using the commensal delivery system without the strep throat antigen, were completed at the University of Maryland in 2000. The study showed the commensal delivery system to be well-tolerated and that it spontaneously eradicated or was easily eradicated by conventional antibiotics. A second clinical trial of the commensal delivery system without the strep throat antigen was initiated in 2000 at the University of Maryland. The study was completed in January 2002 and the results corroborated the results of the earlier study regarding tolerance and spontaneous eradication. Further development continues principally on the subunit approach, which is currently in pre-clinical studies.

      o In the U.S. there are about 19 million children aged 2 to 6 years who could be candidates to receive such a vaccine at the time of its introduction and then around 4 million babies born each year to be protected. Assuming a charge of $25 per dose and three doses needed for protection, there could be a potential market for a strep throat vaccine of $1.4 billion to immunize the entire U.S. population of 2 to 6 year olds and, thereafter, $300 million per year to maintain immunization in new births.

      Surface Protein Expression System ("SPEX")

      The ability to overproduce many bacterial and human proteins has been made possible through the use of recombinant DNA technology. The introduction of DNA molecules into E. coli has been the method of choice to express a variety of gene products, because of these bacteria's rapid reproduction and well-understood genetics. Yet despite the development of many efficient E. coli-based gene expression systems, the most important concern continues to be associated with subsequent purification of the product. Recombinant proteins produced in this manner do not readily cross E. coli's outer membrane, and as a result, proteins must be purified from the bacterial cytoplasm or periplasmic space. Purification of proteins from these cellular compartments can be very difficult. Frequently encountered problems include low product yields, contamination with potentially toxic cellular material (i.e., endotoxin) and the formation of large amounts of partially folded polypeptide chains in non-active aggregates termed inclusion bodies.

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

Collaborative Research and Licenses

      We have entered into the following license agreements and collaborative research arrangements:

      Rockefeller University. In accordance with an exclusive worldwide license agreement with Rockefeller, we have obtained the right and license to make, use and sell mucosal vaccines based on gram-positive organisms and products for the therapy, prevention and diagnosis of diseases caused by streptococcus, staphylococcus and other organisms. The license covers eight issued U.S. patents and three issued European patents, as well as one pending U.S. patent application and one pending European application. The issued United States patents expire in 2008, 2014 (4), 2015 (2), and 2016. respectively. The agreement generally requires us to pay royalties on sales of products developed from the licensed technologies, and fees on revenues from sublicensees, where applicable, and we are responsible for the costs of filing and prosecuting patent applications. The agreement also requires us to pay 15% of certain milestone payments we receive from Wyeth to Rockefeller, if any, under our collaborative and license agreement with Wyeth. Accordingly, under the agreement, which is our only agreement that requires us to make milestone payments, we could be required to make milestone payments to Rockefeller of up to an aggregate amount of approximately $1.1 million. To date, we have not received any milestone payments from Wyeth that would require us to make a payment to Rockefeller. The primary potential products from this collaboration are the strep vaccine and the broad spectrum antibiotic. Under the agreement, we paid the university approximately $850,000 to support research at Rockefeller. The agreement to fund research has ended and no payments have been made to the university since the year ended December 31, 1999. Under the agreement we are obligated to pay Rockefeller a royalty on net sales by SIGA at rates between 2.5% and 5% depending on product and amount of sales. On sales by any sub-licensee, we will pay Rockefeller a royalty of 15% of anything we receive. The term of the agreement is for the duration of the patents licensed. As we do not currently know when any patents pending or future patents will expire, we cannot at this time determine the term of this agreement. At the end of that term of the agreement, we have the right to continue to practice the then existing technical information as a fully paid, perpetual license. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are compliant in all our obligations under the agreement.

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

      In September 2000, we entered into a subcontract with OSU. The contract is for a project which is targeted towards developing novel antiviral drugs capable of preventing disease and pathology for Smallpox in the event this pathogen were to be used as an agent of bioterrorism. The project is being funded by a grant from the NIH. The basic virology aspects of the project will be conducted at OSU and the drug development will be performed by us under the subcontract. The budget for the subcontract work was negotiated on a year by year basis with OSU and depended on the progress of the program and funding available. In the year ended December 31, 2001 we recognized revenue of $15,000. On October 5, 2001 the agreement was extended through August 31, 2002. For the period ended December 31, 2002 we recognized $75,000 in revenue. The agreement was extended again through August 31, 2003. The sub-contract is on a year to year renewal. Through December 31, 2003 we received a total of $130,000 under the agreement. During the year ended December 31, 2003 work under the subcontract was completed.

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

      Wyeth is obligated to make milestone payments to us as any product developed progresses through the FDA approval process under our agreement with Wyeth, which is the only agreement pursuant to which we are entitled to receive milestone payments. For products developed we could receive up to approximately $13 million in milestone payments for approval of the product in the U.S. and Japan. We would also receive royalty payments of 2% on the first $300,000 of cumulative licensed product sales, 4% on annual sales up to $100 million, 6% on annual sales between $100 million and $250 million and 8% on annual sales above $250 million. The license will expire on the earlier of 10 years or the last to expire issued patent. Wyeth has the right to terminate the agreement early, on ninety days written notice. If terminated early, all rights granted to Wyeth revert to SIGA except with respect to any compound identified by Wyeth as of the date of termination and subject to the milestone and royalty obligations of the agreement.

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

      Prior to 2002 we received grants amounting to $247,000 to support our antibiotic and vaccine development programs. In June 2002, we received a Phase II Small Business Innovation Research (SBIR) grant for approximately $865,000. The grant was for the two year period beginning June, 1, 2002 and ending May 31, 2004. In August 2004 we were awarded two Phase I and two Phase II grants totaling approximately $12.1 million to support our work on Smallpox and Arenaviruses. The grants were acquired as part of our acquisition of certain assets from ViroPharma Incorporated ("Viropharma"). For the years ending December 31, 2004, 2003 and, 2002, we have recognized revenue from the SBIR grants of $1,415,000, $388,000 and $270,000, respectively.

      As part of our operational strategy we routinely submit grants to the NIH. There is no assurance that we will receive additional grants.

      Washington University. In February 1998, we entered into a research collaboration and worldwide license agreement with Washington University pursuant to which we obtained the right and license to make, use and sell antibiotic products based on gram-negative technology for all human and veterinary diagnostic and therapeutic uses. The license covered five pending United States patent applications and corresponding foreign patent applications. The agreement generally required us to pay royalties on sales of products developed from the licensed technologies and fees on revenues from sublicensees, where applicable, and we were responsible for certain milestone payments and for the costs of filing and prosecuting patent applications. Pursuant to the agreement, we agreed to provide funding to Washington University for sponsored research through February 6, 2001, with exclusive license rights to all inventions and discoveries resulting from this research. During 1999, a dispute arose between the parties regarding their respective performance under the agreement. In February 2000, the parties reached a settlement agreement and mutual release of their obligations under the research collaboration agreement. Under the terms of the settlement, we are released from any further payments to Washington University and have disclaimed any rights to the patents licensed under the original agreement. As part of the settlement agreement, we entered into a non-exclusive license to certain patents covered in the original agreement. SIGA and Washington University will share equally the responsibility for the administration and the expenses for the prosecution of patent applications and /or patents in the agreement. The collaboration is for the gram-negative product opportunity. We will receive licensing revenue from Washington University that derives from the commercialization of products covered by patent rights of the agreement. The royalty will be 20% of the first $400,000 received and 10% of the next $1,000,000 received with a total payment of licensing revenues to us not to exceed $500,000. The term of our agreement with Washington University is for the duration of the patents and a number of pending patents. As we do not currently know when any patents pending or future patents will expire, we cannot at this time definitively determine the term of this agreement. The agreement cannot be terminated unless we fail to pay our share of the joint patent costs for the technology licensed. We have currently met all our obligations under this agreement.

      Abbott Laboratories. In March 2000, we entered into an agreement with the Ross Products Division of Abbott Laboratories ("Ross"). The agreement grants Ross an exclusive option to negotiate an exclusive license to certain SIGA technology and patents in addition to certain research development services. In exchange for research services and the option, Ross was obligated to pay us $120,000 in three installments of $40,000. The first payment of $40,000 was received in March 2000 and was recognized ratably, over the term of the arrangement. The remaining installments are contingent upon meeting certain milestones under the agreement and will be recognized as revenue upon completion and acceptance of such milestones. The first milestone was met, and we received an additional payment of $40,000 in the quarter ended September 30, 2000. During the years ended December 31, 2001 and 2000, we recognized revenue in the amount of $45,000 and $80,000, respectively. The development agreement was for a sexually transmitted disease potential product opportunity. The research program was completed in late 2001 and additional work was performed into 2003, however the additional work could not be completed due to the inability of one of our sub-contractors to perform. As a result, we gave Ross notice of termination on January 26, 2004 and all rights to the technology reverted to us.

      Regents of the University of California. In December 2000, we entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California ("Regents"). Under the license agreement we obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. As of December 31, 2004 we have made payments of approximately $91,000 under the license. In the event that we sub-license the license, we must pay Regents 15% of all royalty payments made to SIGA. Under the agreement, we will also pay Regents 15% of all royalties received from Wyeth. The agreement applies to the gram positive product opportunity and our collaborative agreement with Wyeth. The term of the agreement is until the expiration of the last-to-expire patent licensed under this agreement. The agreement may be terminated by Regents if we default on any of our obligations, the agreement with Wyeth is terminated and a substitute agreement is not entered into or if we give notice that we do not intend to make product from the licensed technology. We have currently met all our obligations under this agreement.

      U.S. Army Medical Research Acquisition Activity. In December 2002, we entered into a four years contract with the U.S. Army Medical Research Acquisition Activity (USAMRAA) to develop a drug to treat Smallpox. The contract start date was January 1, 2003 and the total amount approximated $1.6 million. Annual payments over the term of the agreement will be approximately $400,000.


      TransTech Pharma, Inc. In October 2002, we entered into a drug discovery collaboration agreement with TransTech Pharma, Inc. ("TransTech Pharma"). Under the agreement, SIGA and TransTech Pharma collaborate on the discovery, optimization and development of lead compounds to therapeutic agents. The costs of development are shared. SIGA and TransTech Pharma would share revenues generated from licensing and profits from any commercialized product sales. The agreement will be in effect until terminated by the parties or upon cessation of research or sales of all products developed under the agreement. If the agreement is terminated, relinquished or expires for any reason certain rights and benefits will survive the termination. Obligations not expressly indicated to survive the agreement will terminate with the agreement. No revenues were recognized in 2004, 2003 and 2002 from this collaboration.

Intellectual Property and Proprietary Rights

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

      We have licensed the rights to eight issued U.S. patents and three issued European patents. These patents have varying lives and they are related to the technology licensed from Rockefeller University for the Strep and Gram-positive products. We have one additional patent application in the U.S. and one application in Europe relating to this technology. We are joint owner with Washington University of seven issued patents in the U.S. and one in Europe. In addition, there are four co-owned U.S. patent applications. These patents are for the technology used for the gram-negative product opportunities. We are also exclusive owner of one U.S. patent and three U.S. patent applications. One of these U.S. patent applications relates to our DegP product opportunities.

      The following are our patent positions as of December 31, 2004.

----------------------------------------------------------------------------------------------------------------------
                                                 Number
                  Number          Number       Exclusively      Number
                Exclusively   Co-Exclusively    Licensed      Exclusively      Number
  PATENTS        Licensed        Licensed         from         Licensed       Owned by      Patent Expiration Dates
                   from            with          Oregon        from UCLA        SIGA
                Rockefeller     Washington        State
                   Univ.           Univ.       University
----------------------------------------------------------------------------------------------------------------------
                                                                                           2008, 2013(2), 2014 (6),
     U.S.            8               7              1                             1        2015 (2), 2016 (2), 2017,
                                                                                                2019, 2020 (2)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                 Number
                  Number          Number       Exclusively      Number
                Exclusively   Co-Exclusively    Licensed      Exclusively      Number
  PATENTS        Licensed        Licensed         from         Licensed       Owned by      Patent Expiration Dates
                   from            with          Oregon        from UCLA        SIGA
                Rockefeller     Washington        State
                   Univ.           Univ.       University
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
                                                                                             2009, 2013, 2014 (2),
 Australia           5               2              1                                        2015, 2016, 2019,2020
----------------------------------------------------------------------------------------------------------------------
   Canada            2                                                                            2010, 2019
----------------------------------------------------------------------------------------------------------------------
   Europe            3               1              1                                       2009, 2010, 2013, 2019,
                                                                                                     2020
----------------------------------------------------------------------------------------------------------------------
  Hungary            1                                                                               2013
----------------------------------------------------------------------------------------------------------------------
   Japan             2                                                                            2010, 2012
----------------------------------------------------------------------------------------------------------------------
   Mexico            1                                                                               2016
----------------------------------------------------------------------------------------------------------------------
New Zealand          1                                                                               2016
----------------------------------------------------------------------------------------------------------------------
   China             1                                                                               2016
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
                                                         Number
                        Number          Number         Exclusively
                      Exclusively   Co-Exclusively      Licensed        Number         Number
                       Licensed        Licensed           from        Exclusively     Owned by
  APPLICATIONS           from            with            Oregon        Licensed         SIGA
                      Rockefeller     Washington         State         from UCLA
                         Univ.           Univ.         University
-----------------------------------------------------------------------------------------------
U.S. applications          1               4                               2              3
-----------------------------------------------------------------------------------------------
U.S. provisionals                                                                         4
-----------------------------------------------------------------------------------------------
       PCT                                                                                2
-----------------------------------------------------------------------------------------------
    Australia                                               1              1              2
-----------------------------------------------------------------------------------------------
      Canada               3               2                2              1              1
-----------------------------------------------------------------------------------------------
      Europe               1               1                1              1              2
-----------------------------------------------------------------------------------------------
     Finland               1
-----------------------------------------------------------------------------------------------
      Japan                3               2                1              1              2
-----------------------------------------------------------------------------------------------
     Hungary               1
-----------------------------------------------------------------------------------------------

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

      The FDA has amended its regulations, effective June 30, 2002, so that certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear substances may be approved for use in humans based on evidence of effectiveness derived only from appropriate animal studies and any additional supporting data. To date, the FDA has not given clearance to any products submitted under the amended regulations.

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

Competition

      The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include most of the major pharmaceutical companies, which have financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors include Acambis, AVI Biopharma, Avant Immuno-therapeutics, Inc, Bavarian Nordic AS, Chimerix Inc., Dynport Vaccine Company, Bioport, Dor Biopharma, Inc., Pharmathene, and Microbiotix, Inc. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. There can be no assurance that our competitors will not succeed in developing products that are more effective or less costly than any which are being developed by us or which would render our technology and future products obsolete and noncompetitive.

Human Resources and Facilities

      As of March 14, 2005 we had 35 full time employees. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be good.

Availability of Reports and Other Information

      We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

      In addition, our company website can be found on the Internet at www.siga.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-KSB, Form 10-Q, Form 10-QSB and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access www.siga.com/investor.html and click on "SEC Filing".

      The following corporate governance related documents are also available on our website:


      o     Code of Ethics and Business Conduct

      o     Amended and Restated Audit Committee Charter

      o     Compensation Committee Charter

      o     Nominating and Corporate Governance Committee Charter

      o     Procedure for Sending Communications to the Board of Directors

      o     Procedures   for   Security   Holder    Submission   of   Nominating
            Recommendations

      o     2004 Policy on Confidentiality of Information and Securities Trading

To review these documents, access www.siga.com/investor.html and click on "Corporate Governance". Any of the above documents can also be obtained in print by any shareholder upon request to the Secretary, SIGA Technologies, Inc., 420 Lexington Avenue, Suite 408, New York, New York 10170


Item 2. Properties

      Our headquarters are located in New York City and our research and development facilities are located in Corvallis, Oregon. In New York, we lease approximately 3,000 square feet under a lease that expires in November 2007. In Corvallis, we lease approximately 10,000 square feet under a lease that expires in December 2007.

Item 3. Legal Proceedings

      SIGA is not a party, nor is its property the subject of, any pending legal proceedings other than routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

      At our Annual Meeting of Stockholders held on December 14, 2004, our stockholders elected our Board of Directors and ratified our selection of independent registered public accounting firm:

      The following nominees were elected to our Board of Directors upon the following votes:


      Director                                   Votes For             Withheld
      --------                                   ---------             --------
      Donald G. Drapkin                          20,719,841            914,668
      Bernard L. Kasten, M.D.                    21,456,084            178,425
      Thomas E. Constance                        21,454,002            180,507
      Adnan M. Mjalli, Ph.D.                     21,457,759            176,750
      Mehmet C. Oz, M.D.                         20,717,866            916,643
      Eric A. Rose, M.D.                         21,458,009            175,500
      Paul G. Savas                              21,457,602            176,907
      Michael A. Weiner, M.D.                    21,459,189            175,320
      Judy S. Slotkin                            21,459,682            174,827
      James J. Antal                             21,457,264            177,245

      Our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004 by casting 21,550,273 votes in favor of this proposal, 26,320 votes against the proposal and 57,916 abstained.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Price Range of Common Stock

      Our common stock has been traded on the Nasdaq SmallCap Market since September 9, 1997 and trades under the symbol "SIGA." Prior to that time there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock, as reported on the Nasdaq SmallCap Market.

                                   Price Range

2003                                                              High       Low
        First Quarter .....................................     $ 1.49    $ 1.02
        Second Quarter ....................................     $ 1.91    $ 1.09
        Third Quarter .....................................     $ 2.13    $ 1.61
        Fourth Quarter ....................................     $ 2.60    $ 1.80

        2004                                                     High       Low
        First Quarter .....................................     $ 2.34    $ 1.85
        Second Quarter ....................................     $ 1.93    $ 1.29
        Third Quarter .....................................     $ 1.63    $ 1.23
        Fourth Quarter ....................................     $ 1.75    $ 1.35

      As of March 28, 2005, the closing bid price of our common stock was $1.53 per share. There were 106 holders of record as of March 28, 2005. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker "street names."

      We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. We are not under any contractual restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

      All of the following sales of unregistered securities were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Accordingly, the transfer of the securities is subject to substantial restrictions. Securities were only purchased by "Accredited Investors" as that term is defined under Rule 501 of Regulation D. Proceeds from the offerings were used for general working capital purposes.

      In August 2004, we acquired certain government grants and two early stage antiviral programs, Smallpox and Arenavirus, targeting certain agents of biological warfare from ViroPharma. As part of the purchase price for these assets they were issued 1,000,000 shares of our common stock.

      In August 2003, we entered into an agreement with MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes"), a holding company of which the Company's Chairman of the Board of Directors is Vice Chairman and a director. Upon consummation of the agreement, MacAndrews & Forbes and its permitted assignees invested an initial $1,000,000 in SIGA in exchange for 694,444 shares of our common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of common stock at an initial exercise price of $2.00 per share.
MacAndrews & Forbes and its permitted assignees also received an option, exercisable through October 13, 2003, to invest up to an additional $9,000,000 in SIGA on the same terms. Upon exercise of the option in October 2003, we received gross proceeds of $2,159,405 in exchange for 1,499,587 shares of common stock at a price of $1.44 per share and warrants to purchase 749,794 shares of common stock at an initial exercise price of $2.00 per share. In January 2004, upon approval of the Company's shareholders, MacAndrews & Forbes and its permitted assignee, TransTech Pharma, Inc., invested the remaining $6,840,595 in exchange for 4,750,413 shares of common stock and warrants to purchase 2,375,206 shares of common stock at an exercise price of $2.00 per share. All warrants issued under the agreement have a term of seven years.

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

      See Item 12 for certain equity compensation information with respect to equity compensation plans.

Other Transactions

      In 2004, the Company reached a settlement agreement for breach of contract with a founder of the Company, whereby the founder returned 40,938 common shares, 150,000 warrants and $15,000 to the Company. The common shares were retired by the Company. The Company recorded the $15,000 settlement amount as other income.

Item 6. Selected Financial Data (in thousands, except share and per share data)

The following table sets forth selected financial information derived from our audited consolidated financial statements as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

                              Selling, general                                    In-process
The year ended                       &           Research and      Patent        research and    Impairment of
December 31,     Revenues      administrative    development   preparation fees   development   intangible assets
--------------   --------     ----------------   ------------  ----------------  ------------   -----------------
2004              $ 1,839         $ 4,042          $ 4,165         $   393         $   568          $ 2,118
2003              $   732         $ 2,646          $ 2,943         $   300                          $   137
2002              $   344         $ 1,838          $ 1,766         $   105
2001              $ 1,160         $ 2,571          $ 1,733         $   117
2000              $   483         $ 4,851          $ 2,609         $   107

                                                                            Weighted average
The year ended                                         Loss per share:     shares outstanding
December 31,      Operating loss      Net Loss         basic & diluted      basic & diluted
--------------    --------------      --------         ---------------     ------------------
2004                $ (9,448)         $ (9,373)           $ (0.40)             23,724,026
2003                $ (5,296)         $ (5,277)           $ (0.34)             15,717,138
2002                $ (3,365)         $ (3,331)           $ (0.32)             10,450,529
2001                $ (3,262)         $ (3,730)           $ (0.44)              8,499,961
2000                $ (7,084)         $ (7,790)           $ (1.08)              7,202,856

                                                              Total         Net cash used
As of and for the year                     Cash & cash     stockholders'    in operating
ended December 31,         Total assets    equivalents        equity         activities
------------------         ------------    -----------     -------------    -------------
2004                         $ 6,111         $ 2,021         $ 4,559          $ (4,890)
2003                         $ 6,100         $ 1,441         $ 5,551          $ (5,332)
2002                         $ 2,830         $ 2,069         $ 2,173          $ (2,648)
2001                         $ 4,208         $ 3,148         $ 3,541          $ (2,944)
2000                         $ 3,210         $ 1,707         $   925          $ (3,938)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

      Since our inception in December 1995, we have been principally engaged in the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as Smallpox and Arenaviruses. The effort to develop a drug for Smallpox is being aided by SBIR grants from the NIH totaling approximately $5.8 million that were awarded in the third quarter of 2004 and a $1.6 million contract with the U.S. Army which began in January 2003. The Arenavirus program is being supported by SBIR grants from the NIH totaling approximately $6.3 million that were awarded in the third quarter of 2004.

      Our anti-viral programs are designed to prevent or limit the replication of the viral pathogen. Our anti-infectives programs are aimed at the increasingly serious problem of drug resistance. These programs are designed to block the ability of bacteria to attach to human tissue, the first step in the infection process. We are also developing a technology for the mucosal delivery of our vaccines which may allow the vaccines to activate the immune system at the mucus lined surfaces of the body -- the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts -- the sites of entry for most infectious agents.

      We do not have commercial biomedical products, and we do not expect to have such products for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds and projected cash flows to support operations beyond December 31, 2005.

      Our biotechnology operations are run out of our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing antiviral, antibiotic and vaccine programs through a combination of government grants and strategic alliances. While we have had success in obtaining strategic alliances and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all.

Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Critical Accounting Estimates

      The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which impacts goodwill impairments; assessment of recoverability of long-lived assets, which primarily impacts operating income when we impair intangible assets. Below, we discuss these policies further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as for revenue recognition; however, these policies do not require us to make estimates or judgments that are difficult or subjective.

Significant Accounting Policies

      The following is a brief discussion of the more significant accounting policies and methods used by us in the preparation of our financial statements.
Note 2 of the Notes to the Consolidated Financial Statements includes a summary of all of the significant accounting policies.

      Revenue Recognition

      The Company recognizes revenue from contract research and development and research progress payments in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, ("SAB 104"). In accordance with SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue is earned, over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

      Goodwill

      Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

      The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2004, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value. The estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

      Identified Intangible Assets

      Acquisition-related intangibles include acquired technology, customer contracts, grants and covenants not to compete, and are amortized on a straight line basis over periods ranging from 3.5-4 years.

      In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company performs a review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

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

Results of Operations

      The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

                                                2004        2003         2002
                                             ----------  ----------   ----------

      Revenue                                    100%        100%         100%
                                             ----------  ----------   ----------
      Selling, general and administrative        220%        362%         534%
      Research and development                   227%        402%         513%
      Patent preparation fees                     21%         41%          31%
      In-process research and development         31%          0%           0%
      Impairment of intangible assets            115%         19%           0%
                                             ----------  ----------   ----------
      Operating loss                             514%        723%         978%

Years ended December 31, 2004, 2003 and 2002

      Revenues from grants and research and development contracts approximated $1,839,200 for the year ended December 31, 2004 compared to $731,700 for the year ended December 31, 2003. The approximate 151% increase is the result of the award of two Phase I and two Phase II SBIR grants by the NIH during the third quarter of 2004. The Phase II grants are for a two year period ending in the third quarter of 2006. The total grant award was for approximately $12.1 million. For the year ended December 31, 2004 we recorded revenue of $1,049,600 from these grants. We also received a one year SBIR grant from the NIH for $252,000 in August 2004 to support our Strep vaccine program. For the year ended December 31, 2004 we recorded revenue of $85,600 from this grant. Revenue from our contract with the U.S. Army was $425,100 for 2004; compared to $315,300 for the year ended December 31, 2003. The approximate 35% increase was due to the higher budget for work performed in 2004. For the year ended December 31, 2004 we received revenue of $254,800 from an SBIR grant for our DegP anti infective that we completed in the second quarter of 2004. For the year ended December 31, 2003 we received $387,800 from this grant.

      Revenue of $731,700 for the year ended December 31, 2003 was approximately 112% higher than revenue of $344,450 for the year ended December 31, 2002. The increase for the year ended December 31, 2003 from the prior year reflects $290,000 in revenue from the first year of our $1.6 million contract with the U.S. Army for our work on the development of a Smallpox drug. Revenue from our Phase II Small Business Innovation Research (SBIR) grant also increased. Revenue from the SBIR grant for the year ended December 31, 2003 was approximately $388,000, an approximate 44% increase over the year ended December 31, 2002. The SBIR grant, which was a two year grant for a total of $865,000, ended on May 31, 2004.

      Selling, general and administrative expenses for the year ended December 31, 2004 were $4,042,000 compared to expenses of $2,646,600 for the year ended
December 31, 2003. The increase of $1,395,400, or approximately 53%, was primarily due to an increase of $628,000 in payroll expense, and a $693,000 increase in legal expenses. Payroll expenses increased by approximately 128% primarily due to the addition of a Chief Executive Officer and a Vice President
- Business Development, bonuses paid to employees, and the costs associated with the termination of the Employment Agreement with our former President. The increase in legal expenses of 272% from 2003 was the result of the costs incurred to review and amend our corporate governance policies and procedures to ensure compliance with the regulations promulgated under the Sarbanes Oxley Act of 2002, as well as the NASDAQ stock market. Also contributing to the increase in legal expenses were the costs incurred in connection with a potential business combination, the sale of certain non-core vaccine assets, the hiring of our new CEO, a legal action that we initiated against a former founder and the work performed relative to the acquisition of certain assets and grants from ViroPharma. Increases in travel expense, rent, amortization and filing fees were offset by decreases in depreciation, insurance and miscellaneous expenses.

      The $2,646,600 of selling, general and administrative expenses incurred for the year ended December 31, 2003 represented an increase of approximately 44% from an expense of $1,838,500 for the year ended December 31, 2002. Of the $808,100 increase, approximately $553,000 was the result of higher consulting expenses associated with our marketing program to find additional sources of government grant and contract funding and increased investor relations efforts. Approximately $184,000 of the increase was the result of increased payroll expense reflecting the administrative employees who were added in connection with the acquisition of substantially all the assets of Plexus. In addition, the year ended December 31, 2003 included non-cash expenses of approximately $123,000 associated with the amortization of certain intangible assets acquired in the Plexus transaction. These increases were partially offset by lower legal and accounting fees. For the year ended December 31, 2002 legal and accounting fees were approximately $176,000 higher than the expenses incurred in 2003 as the result of work done in 2002 on a proposed merger.

      Research and development expenses were $4,165,800 for the year ended December 31, 2004; an increase of approximately 42% from the $2,942,800 of expenses incurred for the year ended December 31, 2003. Amortization expense of $635,900 represented approximately 35% of the increase. These expenses were the result of the acquisition of certain assets from Plexus in 2003 and ViroPharma in 2004. Payroll expenses increased approximately 28% to $1,654,000 for 2004 from $1,289,700 incurred in 2003. The increase was the result of the expansion of staff to service the grants acquired from ViroPharma and bonuses paid to employees. Sponsored research increased by approximately 117% in 2004 to $486,000 from $223,500 in 2003. The increase was the result of payments made to a Danish university for former Plexus programs, a payment made to TransTech Pharma for work performed on an SBIR grant that was completed in the second quarter and payments to Oregon State University for work on the strep grant received in 2004. Expenses for lab supplies increased approximately 16% to $472,890 from $407,076 as a result of accelerated development of our lead product programs.

      For the year ended December 31, 2003 research and development expenses increased approximately 67% to $2,942,800 from $1,766,400 for the same period in 2002. Approximately $504,000 of the increase was the result of 64% higher payroll expense caused by the addition of Plexus R&D personnel as well as additional staffing for our ongoing Smallpox and anti-infectives programs. For the year ended December 31, 2003 we recognized non-cash charges of approximately $262,000 for the amortization of certain intangible assets acquired from Plexus; no similar charges were recognized in the prior year. In addition, lab supply expenses were approximately $400,000, an increase of approximately 83% in the year ended December 31, 2003 from the prior year spending level of approximately $219,000. The increase reflects increased activity on our Smallpox and DegP programs. Sponsored research increased to approximately $315,000, an 82% increase from the prior year. The increase was due to payment for work being performed on former Plexus programs at a Danish University.

      All of our product programs are in the early stage of development. At this stage of development, we cannot make estimates of the potential cost for any program to be completed or the time it will take to complete the project. There is a high risk of non-completion of any program because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from these programs is at least one to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

      The risk of failure to complete any program is high, as each is in the relatively early stage of development. Products for the biological warfare defense market, such as the Smallpox anti-viral, could be available for sale in one to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of this program to increase as the potential products enter animal studies and safety testing. Funds for future development will be partially paid for by NIH SBIR grants, the contract we have with the U.S. Army, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products would slow or possibly be suspended. The clinical trials for our Strep vaccine through Phase II would be funded under an agreement with the NIH. The time to market for this product should be several years from now because of the nature of the FDA requirements for approval of a pediatric vaccine. We expect to fund the development of the Strep vaccine beyond the Phase II clinical trials through a corporate collaboration or from additional funding from debt or equity financings. We do not yet have a corporate partner for this product and there is no assurance that we will ever have one or that we will be able to raise the funds needed to go forward. If the funding is not available or the clinical trials are not successful, the program could be delayed or cancelled. We believe this product program is on schedule. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

      Patent preparation expenses for the year ended December 31, 2004 were $393,100 an approximate 31% increase from expenses of $300,500 incurred in 2003. The increase was the result of increased costs arising from the Plexus and ViroPharma asset acquisitions. The $300,500 of expense incurred in 2003 was an approximate 187% increase over the $104,700 expense incurred in 2002, the result of increased costs of patent work required on the intellectual property acquired in the Plexus transaction, including foreign patent filings.

      For the year ended December 31, 2004, as a result of the acquisition of certain government grants and two early stage antiviral programs, Smallpox and Arenavirus, targeting certain agents of biological warfare, from ViroPharma, $568,329 was immediately expensed as purchased in-process research and development ("IPRD"). The amount expensed as IPRD was attributed to technology that has not reached technological feasibility and has no alternate future use. The value allocated to IPRD was determined using the income approach that included an excess earnings analysis reflecting the appropriate costs of capital for the purchase. Estimates of future cash flows related to the IPRD were made for both the Smallpox and Arenavirus programs. The aggregate discount rate of approximately 55% utilized to discount the programs' cash flows were based on consideration of the Company's weighted average cost of capital, as well as other factors, including the stage of completion and the uncertainty of technology advances for these programs. If the programs are not successful or completed in a timely manner, the Company's product pricing and growth rates may not be achieved and the Company may not realize the financial benefits expected from the programs.

      For the year ended December 31, 2004 we recorded a $2,118,200 non-cash loss on impairment of assets. In December 2004, upon completion of the ViroPharma transaction, integration of the related acquired programs into the Company's operations, and the demonstrated antiviral activity of the Company's lead smallpox compound against several mouse models of poxvirus disease, we commenced an application process for additional government grants to support our continued efforts under the Smallpox and Arenavirus antiviral programs. We determined that significant efforts and resources will be necessary to successfully continue the development efforts under these programs and decided to allocate the necessary resources to support its commitment. As a result, limited resources will be available for the development of future product candidates that utilize the technology acquired from Plexus in May 2003. These factors resulted in a significant reduction in forecasted revenues related to that technology and a reduction in the future remaining useful life, and triggered the related intangible asset impairment. The amount of impairment recorded by us in December 2004 was determined using the two-step process impairment review as required by SFAS 144. In the first step, we compared the projected undiscounted net cash flows associated with the technology acquired from Plexus over its remaining life against its carrying amount. We determined that the carrying amount of the technology acquired from Plexus exceeded its projected undiscounted cash flows. In the second step, we estimated the fair value of the technology using the income method of valuation, which included the use of estimated discounted cash flows. Based on our assessment, we recorded a non-cash impairment charge of approximately $1.5 million in December 2004, which was included as a component of our operating loss. In May 2004, we performed an impairment review of our intangible assets in accordance with SFAS 144 in connection with the sale of certain intangible assets from our immunological bioinformatics technology and certain non-core vaccine development to a privately-held company, Pecos Labs, Inc. ("Pecos"). We recorded an impairment charge of $307,000 to the grants transferred to Pecos and $303,000 to the covenant not to compete with our President who was terminated during the current year period.

      For the year ended December 31, 2003, we incurred a loss on impairment of assets as a result of taking a non-cash charge of $137,000 to the intangible assets acquired in the Plexus transaction to reflect the termination of a research agreement. No similar charge was incurred in 2002.

      Total operating loss for the year ended December 31, 2004 was $9,448,300 compared to a loss of $5,294,900 for 2003. Of the current loss, $2,686,500 was the result of non-cash charges incurred for the impairment of assets and recognition of in-process research and development expense. Excluding these expenses, the current year loss was approximately 28% higher than the prior year. The increase in the loss was due to higher selling, general and administrative expenses, higher research and development expenses and higher patent costs as described in detail above. These increases were partially offset by increased revenue.

      Total operating loss for the year ended December 31, 2003 was $5,294,900, an approximate 57% increase from the $3,365,100 loss incurred for the year ended December 31, 2002. The increase in the loss is the result of higher selling, general and administration expenses and research and development expenses as described above, partially offset by higher revenues. Approximately 27% of the increase in the net loss was the result of non-cash charges incurred in the year ended December 31, 2003.

      Other income was $75,000 in the year ended December 31, 2004 an increase of approximately 311% from the $18,300 for the year ended December 31, 2003. The increase was mainly due to interest income related to higher cash balances during 2004 compared to 2003. In 2004 we also received other income of $15,000 as the result of the settlement of a legal action with a former founder.

      Other income of $18,300 for the year ended December 31, 2003 was approximately 46% lower than the $34,100 recognized for the year ended December 31, 2002 and reflected a reduction in interest income due to lower cash balances and interest yields in the year ended December 31, 2003 compared to prior year.

Liquidity and Capital Resources

      As of December 31, 2004 we had $2,020,938 in cash and cash equivalents. We believe that these funds and our projected cash flows are sufficient to support our operations beyond December 31, 2005, and that sufficient cash flows will be available to meet our business objectives.

      In August 2004, we acquired certain government grants and two early stage antiviral programs, Smallpox and Arenavirus, targeting certain agents of biological warfare from ViroPharma for a purchase price of $1,000,000 in cash and 1,000,000 shares of our common stock. As part of the closing, we were awarded Phase I and II SBIR grants from the NIH totaling approximately $12.1 million, which will be received over the next two years, for the development of drugs for the treatment of Smallpox and Arenavirus as noted above.

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

      In August 2003, we entered into an agreement with MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes"), a holding company of which the Company's Chairman of the Board of Directors is Vice Chairman and a director. Upon consummation of the agreement, MacAndrews & Forbes and its permitted assignees invested an initial $1,000,000 in SIGA in exchange for 694,444 shares of our common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of common stock at an initial exercise price of $2.00 per share.
MacAndrews & Forbes and its permitted assignees also received an option, exercisable through October 13, 2003, to invest up to an additional $9,000,000 in SIGA on the same terms. Upon exercise of the option in October 2003, we received gross proceeds of $2,159,405 in exchange for 1,499,587 shares of common stock at a price of $1.44 per share and warrants to purchase 749,794 shares of common stock at an initial exercise price of $2.00 per share. In January 2004, upon approval of the Company's shareholders, MacAndrews & Forbes and its permitted assignees invested the remaining $6,840,595 in exchange for 4,750,413 shares of common stock and warrants to purchase 2,375,206 shares of common stock at an exercise price of $2.00 per share. All warrants issued under the agreement have a term of seven years.

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

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately beyond December 31, 2005. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms.

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

Contractual Obligations, Commercial Commitments and Purchase Obligations

      As of December 31, 2004, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

        Year ended December 31,
          2005                                 $   239,700
          2006                                     255,400
          2007                                     261,800
          2008                                     133,200
          2009                                     135,900
          2010                                      22,700
                                               -----------
        Total                                  $ 1,048,700
                                               ===========

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

      We incurred net losses of approximately $9.4 million, $5.3 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, 2003 and 2002, our accumulated deficit was approximately $44.2 million, $34.8 million and $29.5 million, respectively. We expect to continue to incur significant operating expenditures. We will need to generate significant revenues to achieve and maintain profitability.

      We cannot guarantee that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations and financial condition will be materially and adversely affected. Because our strategy might include acquisitions of other businesses, acquisition expenses and any cash used to make these acquisitions will reduce our available cash.

Our business will suffer if we are unable to raise additional equity funding.

      We continue to be dependent on our ability to raise money in the equity markets. There is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional equity funds, we may be forced to discontinue or cease certain operations. We currently have sufficient operating capital to finance our operations beyond December 31, 2005. Our annual operating needs vary from year to year depending upon the amount of revenue generated through grants and licenses and the amount of projects we undertake, as well as the amount of resources we expend, in connection with acquisitions all of which may materially differ from year to year and may adversely affect our business.

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

      o     be reimbursed by government and private insurers; and

      o     achieve customer acceptance.

      In addition, third parties may preclude us from marketing our drugs through enforcement of their proprietary rights, that we are not aware of, or third parties may succeed in marketing equivalent or superior drug products. Our failure to develop safe, commercially viable drugs would have a material adverse effect on our business, financial condition and results of operations.

Most of our immediately foreseeable future revenues are contingent upon grants from the United States government, and collaborative and license agreements and we may not achieve sufficient revenues from these agreements to attain profitability.

      Until and unless we successfully make a product, our ability to generate revenues will largely depend on our ability to enter into additional collaborative and license agreements with third parties and maintain the agreements we currently have in place. Substantially all of our revenues for the years ended December 31, 2004, 2003 and 2002, respectively, were derived from revenues related to grants, contracts and license agreements. We will receive little or no revenues under our collaborative agreements if our collaborators' research, development or marketing efforts are unsuccessful, or if our agreements are terminated early. Additionally, if we do not enter into new collaborative agreements, we will not receive future revenues from new sources. Our future revenue is substantially dependent on the continuing grant and contract work being performed for the NIH under two major grants which expire in September 2006 and the U.S. Army which expires at the end of December 2007. These agreements are for specific work to be performed under the agreements and could only be canceled by the other party thereto for non-performance by the other party thereto.

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

      We have material agreements with the following collaborators:

      o National Institutes of Health. Under our collaborative agreement with the NIH we have received SBIR Grants totaling approximately $12.1 million in 2004. The term of these grants expire in September 2006. We are paid as the work is performed and the agreement can be cancelled for non-performance. We also have an agreement whereby the NIH is required to conduct and pay for the clinical trials of our strep vaccine product through phase II human trials. The NIH can terminate the agreement on 60 days written notice. If terminated, we receive copies of all data, reports and other information related to the trials. If terminated, we would have to find another source of funds to continue to conduct the trials. We are current in all our obligations under our agreements.

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

      o U.S. Army Medical Research Acquisition Activity. In December 2002, we entered into a four years contract with the U.S. Army Medical Research Acquisition Activity (USAMRAA) to develop a drug to treat Smallpox. We are current in all our obligations under our agreement.

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

      We have licensed the rights to eight issued U.S. patents and three issued European patents. These patents have varying lives and they are related to the technology licensed from Rockefeller University for the Strep and Gram-positive products. We have one additional patent application in the U.S. and one application in Europe relating to this technology. We are joint owner with Washington University of seven issued patents in the U.S. and one in Europe. In addition, there are four co-owned U.S. patent applications. These patents are for the technology used for the gram-negative product opportunities. We are also exclusive owner of one U.S. patent and three U.S. patent applications. One of these U.S. patent applications relates to our DegP product opportunities.

      We included a summary of out patent  positions  as of December 31, 2004 in
Part I, Item 1 of this document.

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

      Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock and preferred stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. At December 31, 2004, Directors, Officers and principal stockholders beneficially owned approximately 48.1% of our stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      None

Item 8. Financial Statements and Supplementary Data

                 Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm............................................35

Consolidated Balance Sheets as of December 31, 2004 and 2003.......................................36

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.........37

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31,
   2004, 2003 and 2002.............................................................................38

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.........40

Notes to Consolidated Financial Statements.........................................................41

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
February 22, 2005

                             SIGA TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        As of December 31, 2004 and 2003


                                                                                      December 31,     December 31,
                                                                                          2004             2003
                                                                                      ------------     ------------
ASSETS
Current assets
   Cash and cash equivalents .....................................................    $  2,020,938     $  1,440,724
   Accounts receivable ...........................................................         108,904           38,786
   Prepaid expenses ..............................................................         278,547           50,338
                                                                                      ------------     ------------
    Total current assets .........................................................       2,408,389        1,529,848

   Property, plant and equipment, net ............................................         508,015          379,046
   Goodwill ......................................................................         898,334          898,334
   Intangible assets, net ........................................................       2,114,297        3,117,357
   Other assets ..................................................................         181,725          174,995
                                                                                      ------------     ------------
    Total assets .................................................................    $  6,110,760     $  6,099,580
                                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable ..............................................................    $  1,148,277     $    353,051
   Accrued expenses and other ....................................................         403,072          195,181
                                                                                      ------------     ------------
    Total liabilities ............................................................       1,551,349          548,232

Commitments and contingencies

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 68,038 and 81,366 issued and outstanding at December 31, 2004
   and December 31, 2003, respectively) ..........................................          58,672           72,666
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     24,500,648 and 18,676,851 issued and outstanding at December 31, 2004
     and December 31, 2003, respectively) ........................................           2,450            1,868
   Additional paid-in capital ....................................................      48,679,650       40,284,856
   Accumulated deficit ...........................................................     (44,181,361)     (34,808,042)
                                                                                      ------------     ------------
    Total stockholders' equity ...................................................       4,559,411        5,551,348
                                                                                      ------------     ------------
    Total liabilities and stockholders' equity ...................................    $  6,110,760     $  6,099,580
                                                                                      ============     ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2004, 2003 and 2002

                                                                              Year Ended December 31,
                                                                      2004             2003             2002
                                                                  ------------     ------------     ------------
Revenues
     Research and development ................................    $  1,839,182     $    731,743     $    344,450
                                                                  ------------     ------------     ------------

Operating expenses
     Selling, general and administrative .....................       4,041,973        2,646,586        1,838,470
     Research and development ................................       4,165,849        2,942,809        1,766,368
     Patent preparation fees .................................         393,100          300,494          104,700
     In-process research and development .....................         568,329               --               --
     Impairment of intangible assets .........................       2,118,219          136,750               --
                                                                  ------------     ------------     ------------
        Total operating expenses .............................      11,287,470        6,026,639        3,709,538
                                                                  ------------     ------------     ------------

        Operating loss .......................................      (9,448,288)      (5,294,896)      (3,365,088)

Other income, net ............................................          74,969           18,256           34,061
                                                                  ------------     ------------     ------------
        Net loss .............................................    $ (9,373,319)    $ (5,276,640)    $ (3,331,027)

Deemed dividend related to beneficial conversion feature .....              --               --           29,200
                                                                  ------------     ------------     ------------
        Net loss applicable to common shareholders ...........    $ (9,373,319)    $ (5,276,640)    $ (3,360,227)
                                                                  ============     ============     ============

Weighted average shares outstanding: basic and diluted .......      23,724,026       15,717,138       10,450,529
                                                                  ============     ============     ============
Net loss per share: basic and diluted ........................    $      (0.40)    $      (0.34)    $      (0.32)
                                                                  ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2004, 2003 and 2002

                                                                                 Series A
                                                                                Convertible
                                                                              Preferred Stock               Common Stock
                                                                          ------------------------    -----------------------
                                                                            Shares        Amount        Shares       Amount
          Balance at January 1, 2002                                         379,294    $  398,441    10,139,553   $    1,016

Net proceeds from issuance of common stock ($1.00 to $1.09 per share)                                  2,737,500          274
Issuance of common shares upon exercise of stock options                                                  25,000            3
Issuance of preferred stock to settle dividends payable                       31,466        45,233
Amortization of deferred compensation
Stock options issued to non-employee
Deemed dividend related to beneficial conversion feature
Net loss
                                                                          ----------    ----------    ----------   ----------
          Balance at December 31, 2002                                       410,760       443,674    12,902,053        1,293
                                                                          ==========    ==========    ==========   ==========

Net proceeds from issuance of common stock ($1.20 to $1.44 per share)                                  3,444,031          344
Issuance of common stock upon acquisition                                                              1,950,000          195
Issuance of stock options and warrants upon acquisition
Issuance of common stock upon exercise of stock options and warrants                                      27,582            3
Conversion of preferred stock for common stock                              (353,185)     (371,008)      353,185           33
Issuance of preferred stock for anti-dilution                                 23,791
Stock options issued to non-employee
Receipt of stock subscriptions outstanding
Net loss
                                                                          ----------    ----------    ----------   ----------
          Balance at December 31, 2003                                        81,366    $   72,666    18,676,851   $    1,868
                                                                          ==========    ==========    ==========   ==========

Net proceeds from issuance of common stock ($1.44 per share)                                           4,750,413          475
Issuance of common stock upon exercise of stock options and warrants                                      70,994            7
Conversion of preferred stock for common stock                               (13,328)      (13,994)       13,328            1
Stock issued in acquisition of intangible assets                                                       1,000,000          100
Common stock retired upon settlement agreement with a founder                                            (40,938)          (4)
Stock issued for services                                                                                 30,000            3
Net loss
                                                                          ----------    ----------    ----------   ----------
          Balance at December 31, 2004                                        68,038    $   58,672    24,500,648   $    2,450
                                                                          ==========    ==========    ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                             SIGA TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2004, 2003 and 2002

                                                          Additional      Deferred        Stock                           Total
                                                           Paid-in          Comp-      Subscriptions    Accumulated    Stockholders'
                                                           Capital        ensation      Outstanding       Deficit         Equity
                                                         ------------   ------------   -------------  --------------   ------------
             Balance at January 1, 2002                  $ 29,348,786   $    (35,583)  $         --   $  (26,171,175)  $  3,541,485

Net proceeds from issuance of common stock
    ($1.00 to $1.09 per share)                              2,559,924                      (791,940)                      1,768,258
Issuance of common shares upon exercise of stock options       28,093                                                        28,096
Issuance of preferred stock to settle dividends payable                                                                      45,233
Amortization of deferred compensation                                         35,583                                         35,583
Stock options issued to non-employee                           85,458                                                        85,458
Deemed dividend related to beneficial conversion feature       29,200                                        (29,200)
Net loss                                                                                                  (3,331,027)    (3,331,027)
                                                         ------------   ------------   ------------   --------------   ------------
             Balance at December 31, 2002                  32,051,461             --       (791,940)     (29,531,402)     2,173,086
                                                         ============   ============   ============   ==============   ============

Net proceeds from issuance of common stock
    ($1.20 to $1.44 per share)                              4,171,652                                                     4,171,996
Issuance of common stock upon acquisition                   3,408,805                                                     3,409,000
Issuance of stock options and warrants upon acquisition       255,873                                                       255,873
Issuance of common stock upon exercise of
    stock options and warrants                                 24,715                                                        24,718
Conversion of preferred stock for common stock                370,975                                                            --
Issuance of preferred stock for anti-dilution                                                                                    --
Stock options issued to non-employee                            1,375                                                         1,375
Receipt of stock subscriptions outstanding                                                  791,940                         791,940
Net loss                                                                                                  (5,276,640)    (5,276,640)
                                                         ------------   ------------   ------------   --------------   ------------
             Balance at December 31, 2003                $ 40,284,856   $         --   $         --   $  (34,808,042)  $  5,551,348
                                                         ============   ============   ============   ==============   ============

Net proceeds from issuance of common stock
    ($1.44 per share)                                       6,784,131                                                     6,784,606
Issuance of common stock upon exercise of stock
    options and warrants                                       69,369                                                        69,376
Conversion of preferred stock for common stock                 13,993                                                            --
Stock issued in acquisition of intangible assets            1,479,900                                                     1,480,000
Common stock retired upon settlement agreement
    with a founder                                                  4                                                            --
Stock issued for services                                      47,397                            --                          47,400
Net loss                                                                                                  (9,373,319)    (9,373,319)
                                                         ------------   ------------   ------------   --------------   ------------
             Balance at December 31, 2004                $ 48,679,650   $         --   $         --   $  (44,181,361)  $  4,559,411
                                                         ============   ============   ============   ==============   ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2004, 2003 and 2002

                                                                                       Year Ended December 31,
                                                                               2004             2003             2002
                                                                           ------------     ------------     ------------
Cash flows from operating activities:
  Net loss ............................................................    $ (9,373,319)    $ (5,276,640)    $ (3,331,027)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    In-process research and development ...............................         568,329               --               --
    Impairment of intangible assets ...................................       2,118,219          136,750               --
    Bad debt expense ..................................................              --           26,000               --
    Depreciation ......................................................         221,719          354,667          317,032
    Amortization of intangible assets .................................         832,534          384,893               --
    Stock based compensation ..........................................          47,400            1,375          121,041
    Changes in assets and liabilities:
      Accounts receivable .............................................         (70,118)          (4,635)          (5,151)
      Prepaid expenses ................................................        (231,210)          53,889           49,189
      Other assets ....................................................          (6,729)         (10,827)         (16,295)
      Accounts payable and accrued expenses ...........................       1,003,117         (997,640)         216,926
                                                                           ------------     ------------     ------------
      Net cash used in operating activities ...........................      (4,890,058)      (5,332,168)      (2,648,285)
                                                                           ------------     ------------     ------------
Cash flows from investing activities:
  Acquisition of intangible assets ....................................      (1,033,022)              --               --
  Capital expenditures ................................................        (350,688)        (273,560)         (46,235)
                                                                           ------------     ------------     ------------
      Net cash flow used in investing activities ......................      (1,383,710)        (273,560)         (46,235)
                                                                           ------------     ------------     ------------
  Cash flows from financing activities:
  Net proceeds from issuance of common stock ..........................       6,784,607        4,171,996        1,768,258
  Receipts of stock subscriptions outstanding .........................              --          791,940               --
  Proceeds from exercise of options and warrants ......................          69,375           24,718           28,096
  Principal payments on capital lease obligations .....................              --          (11,206)        (180,990)
                                                                           ------------     ------------     ------------
      Net cash provided from financing activities .....................       6,853,982        4,977,448        1,615,364
                                                                           ------------     ------------     ------------
  Net increase (decrease) in cash and cash equivalents ................         580,214         (628,280)      (1,079,156)
  Cash and cash equivalents at beginning of period ....................       1,440,724        2,069,004        3,148,160
                                                                           ------------     ------------     ------------
  Cash and cash equivalents at end of period ..........................    $  2,020,938     $  1,440,724     $  2,069,004
                                                                           ============     ============     ============
Non-cash supplemental information:
  Conversion of preferred stock to common stock .......................    $     13,994     $    371,008     $         --
  Transfer of intangible assets for investment in Pecos Labs, Inc. ....    $     15,000     $         --     $         --
  Shares issued for acquisition of intangible assets ..................    $  1,480,000     $         --     $         --
  Shares issued for services ..........................................    $     47,400     $         --     $         --

Supplemental information of business acquired:
Fair value of assets acquired:
    Equipment .........................................................    $         --     $     27,711     $         --
    Intangible assets .................................................              --        3,639,000               --
    Goodwill ..........................................................              --          898,334               --
  Less, liabilities assumed and non-cash consideration:
    Current liabilities ...............................................              --         (494,142)              --
    Stock issued ......................................................              --       (3,409,000)              --
    Stock options and warrants issued .................................              --         (255,873)              --
    Accrued acquisition costs .........................................              --         (460,030)              --

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Organization

SIGA Technologies, Inc. ("SIGA" or the "Company") is engaged in the discovery, development and commercialization of vaccines, antibiotics, and novel anti-infectives for the prevention and treatment of infectious diseases, including products for use in defense against biological warfare agents. SIGA applies bacterial and viral genomics in the design and development of its products. The Company's product development programs emphasize the increasingly serious problem of drug resistant bacteria and emerging pathogens.

Basis of presentation

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. Management believes that its cash flows are sufficient to support its operations beyond December 31, 2005, and that sufficient cash flows will be available to meet the Company's business objectives. In the event that sufficient funds are not available, the Company will need to postpone or discontinue planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, the success of the Company's research and development programs and the Company's ability to obtain adequate financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.



2.    Summary of Significant Accounting Policies

Use of Estimates

The financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America.
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include the realization of deferred tax assets, useful lives and impairment of tangible and intangible assets, and the value of options and warrants granted by the Company. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents consist of short term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. Interest is accrued as earned.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the various asset classes. Estimated lives are 5 years for laboratory equipment; 3 years for computer equipment; 7 years for furniture and fixtures; and the life of the lease for leasehold improvements. Maintenance, repairs and minor replacements are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Balance Sheet and any gain or loss is reflected in the Statement of Operations.

Revenue Recognition

The Company recognizes revenue from contract research and development and research payments in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, ("SAB 104"). In accordance with SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue as earned, over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

For the years ended December 31, 2004, 2003 and 2002, revenues from National Institute of Health ("NIH") SBIR grants approximated 77%, 54% and 78%, respectively, of total revenues recognized by the Company.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2004, 2003 and 2002 the Company had no allowance for doubtful accounts.

Research and development

Research and development expenses include costs directly attributable to the conduct of research and development programs, including employees related costs, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors, and facility costs, such as rent, utilities, and general support services. All costs associated with research and development are expensed as incurred. Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred.

Goodwill

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2004, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole, using the market capitalization of the Company as an estimate of its fair value. The estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

Identified Intangible Assets

Acquisition-related intangible assets include acquired technology, customer contracts, grants and covenants not to compete, and are amortized on a straight line basis over periods ranging from 3.5-4 years.

In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company performs a review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Changes in events or circumstances that may affect long-lived assets include, but are not limited to, cancellations or terminations of research contracts or pending government grants (Note 4).

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

The Company incurred losses for the years ended December 31, 2004, 2003 and 2002 and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At December 31, 2004, 2003 and 2002, 68,038, 81,366 and 410,760 shares, respectively, of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. At December 31, 2004, 2003 and 2002, outstanding options to purchase 9,762,061, 6,460,811 and 5,807,561 shares, respectively, of the Company's common stock with exercise prices ranging from $1.00 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At December 31, 2004, 2003 and 2002, outstanding warrants to purchase 8,469,594, 6,329,616 and 4,675,144 shares, respectively, of the Company's common stock, with exercise prices ranging from $1.00 to $3.63 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

Concentration of credit risk

The Company has cash in bank accounts that exceed the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on its cash accounts. No allowance has been provided for potential credit losses because management believes that any such losses would be minimal.

Stock compensation

The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation program. Accordingly, employees' and directors' related compensation expense is recognized only to the extent of the intrinsic value of the compensatory options or shares granted.

The following table illustrates the effect on net income (loss) available to common stockholders and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure, an amendment to FASB Statement No. 123."

                                                                            Year Ended December 31,
                                                                    2004             2003             2002
                                                                ------------     ------------     ------------
Net loss applicable to common shareholders, as reported ....     ($9,373,319)     ($5,276,640)     ($3,360,227)
                                                                ============     ============     ============
Add: Stock-based employee compensation expense
recorded under APB No. 25 ..................................              --               --           35,583

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects .....................      (1,105,330)        (687,766)        (153,882)
                                                                ------------     ------------     ------------
Pro forma net loss applicable to common shareholders .......    ($10,478,649)     ($5,964,406)     ($3,478,526)
                                                                ============     ============     ============
Net loss per share:
Basic and diluted -as reported .............................          $(0.40)          $(0.34)          $(0.32)
                                                                ============     ============     ============
Basic and diluted -pro forma ...............................          $(0.44)          $(0.38)          $(0.33)
                                                                ============     ============     ============

The fair value of the options granted to employees during 2004, 2003 and 2002 ranged from $0.09 to $2.75 on the date of the respective grant using the Black-Scholes option-pricing model.

The value of options granted in 2004, 2003 and 2002 was estimated at the date of grant using the following weighted average assumptions:

                                   2004               2003              2002
                               -------------     -------------      ------------
Expected life                    2 - 5 Yrs         3 - 5 Yrs         3 - 5 Yrs
Risk free interest rate        2.75% - 3.80%     2.89% - 3.24%      2.87% - 4.5%
Volatility                      74% - 107%            100%              100%
Dividend yield                      0%                 0%                0%

Segment information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and only has one reportable segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

Recent accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

In March 2004, the Emerging Issues Task Force issued EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128". This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-06 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement did not have an impact on the Company's financial statements presentation as the Company is in a loss position.

3.    Business Acquisitions and Other Transactions

Purchase of Intangible Assets

In August 2004, the Company acquired certain government grants and two early stage antiviral programs, Smallpox and Arenavirus, targeting certain agenda of biological warfare for a purchase price of $1,000,000 in cash and 1,000,000 shares of the Company's common stock from ViroPharma Incorporated ("ViroPharma") (the "ViroPharma Transaction"). Each program is in the early stage of development and the Company expects both programs to be completed in or by 2006. The shares issued to ViroPharma were valued at the closing date price.

The total purchase price of approximately $2.5 million was allocated to the acquired government grants ($1.9 million) and to purchased in-process research and development ($464,000 allocated to the Smallpox program and approximately $104,000 to the Arenavirus program) ("IPRD"). The grants are amortized over the contractual life of each grant or 2 years. The amount expensed as IPRD was attributed to technology that has not reached technological feasibility and has no alternate future use. The value allocated to IPRD was determined using the income approach that included an excess earnings analysis reflecting the appropriate costs of capital for the purchase. Estimates of future cash flows related to the IPRD were made for both the Smallpox and Arenavirus programs. The aggregate discount rate of approximately 55% utilized to discount the programs' cash flows were based on consideration of the Company's weighted average cost of capital as well as other factors, including the stage of completion and the uncertainty of technology advances for these programs. If the programs are not successful or completed in a timely manner, the Company's product pricing and growth rates may not be achieved and the Company may not realize the financial benefits expected from the programs.

Business Acquisition

On May 23, 2003, the Company acquired substantially all of the assets of Plexus Vaccine Inc., ("Plexus") and assumed certain liabilities in exchange for 1,950,000 shares of the Company's common stock and 190,950 of the Company's options and warrants at an exercise price of $1.62 per share. The results of operations of Plexus have been included in the Statement of Operations of the combined entity since May 23, 2003.

In determining the non-cash purchase price of Plexus, the equity consideration has been calculated based on Emerging Issues Task Force ("EITF") No. 99-12, "Accounting for Formula Arrangements under EITF 95-19". For this calculation, the Company used the average market price for a few days before and after May 14, 2003, the announcement date. Based on EITF 99-12, the value of the common stock issued was approximately $3,409,000. The value attributed to the options and warrants exchanged was approximately $255,900. In addition, loans made to Plexus, payments made on behalf of Plexus prior to the asset purchase agreement and costs incurred for the transaction amounted to $406,030.

The allocation of the total purchase price of $4,070,903 is as follows:

                                         Useful Life        Fair Value
                                       ---------------    --------------

        Equipment, net                   3 - 7 years       $    27,711
        Liabilities assumed                  N/A              (494,142)
        Acquired technology               10 years           2,191,000
        Customer contract and grants     3 1/2 years           741,000
        Covenant not to compete          3 1/2 years           707,000
        Goodwill                         Indefinite            898,334
                                                           -----------
        Purchase Price                                     $ 4,070,903
                                                           ===========

In May 2004, the Company sold certain intangible assets originally acquired from Plexus, to Pecos Labs, Inc. ("Pecos"). See Note 4 "Intangible Assets".

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

In the fourth quarter of 2003, a customer contract acquired with the acquisition of Plexus was cancelled. Management recorded an impairment loss of $136,750, included in the Company's operating expenses for the year ended December 31, 2003, to reflect the cancellation.

4.    Intangible Assets

The following table presents the components of the Company's acquired intangible assets with finite lives:

                                            December 31, 2004                            December 31, 2003
                                -----------------------------------------    -----------------------------------------
                                  Gross                                        Gross
                                 Carrying      Accumulated                    Carrying      Accumulated
                                  Amount       Amortization       Net          Amount       Amortization       Net
                                -----------    ------------   -----------    -----------    ------------   -----------
Acquired grants                 $ 1,962,693    $   327,118    $ 1,635,575    $        --    $        --    $        --
Customer contract and grants         83,571         19,499         64,072        604,250        128,772        475,478
Covenants not to compete            202,000        117,833         84,167        707,000        122,860        584,140
Acquired technology                 330,483             --        330,483      2,191,000        133,261      2,057,739
                                -----------    -----------    -----------    -----------    -----------    -----------
                                $ 2,578,747    $   464,450    $ 2,114,297    $ 3,502,250    $   384,893    $ 3,117,357
                                -----------    -----------    -----------    -----------    -----------    -----------

Amortization expense for intangible assets and costs included the following:

                                                        2004             2003
                                                    -----------      -----------
Amortization of acquired grants                     $   327,118      $        --
Amortization of customer contract and grants             89,344          128,772
Impairment of customer contract and grants              322,063          136,750
Amortization of covenants not to compete                196,972          122,860
Impairment of covenants not to compete                  303,000               --
Amortization of acquired technology                     219,100          133,261
Impairment of acquired technology                     1,508,156               --
                                                    -----------      -----------
                                                    $ 2,965,753      $   521,643
                                                    -----------      -----------

The  Company  anticipates   amortization  expense  to  approximate   $1,182,000,
$767,500,  $82,600,  and $82,600 for the years ending  December 31, 2005,  2006,
2007, and 2008, respectively.

Impairment of Intangible Assets

In December 2004, upon completion of the ViroPharma Transaction, integration of the related acquired programs into the Company's operations, and the demonstrated antiviral activity of the Company's lead smallpox compound against several mouse models of poxvirus disease; management commenced an application process for additional government grants to support its continued efforts under the Smallpox and Arenavirus antiviral programs. Management determined that significant efforts and resources will be necessary to successfully continue the development efforts under these programs and decided to allocate the necessary resources to support its commitment. As a result, limited resources will be available for the development of future product candidates that utilize the technology acquired from Plexus in May 2003. These factors resulted in a significant reduction in forecasted revenues related to that technology and a reduction in the future remaining useful life, and triggered the related intangible asset impairment. The amount of impairment recorded by management in December 2004 was determined using the two-step process impairment review as required by SFAS 144. In the first step, management compared the projected undiscounted net cash flows associated with the technology acquired from Plexus over its remaining life against its carrying amount. Management determined that the carrying amount of the technology acquired from Plexus exceeded its projected undiscounted cash flows. In the second step, management estimated the fair value of the technology using the income method of valuation, which included the use of estimated discounted cash flows using a discount rate of 28.5%. Based on management's assessment, the Company recorded a non-cash impairment charge of approximately $1.5 million in December 2004, which was included as a component of the Company's operating loss.

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

The Company is accounting for its investment in Pecos using the cost method under Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" based upon its 10% ownership of Pecos. The Company valued the 150,000 common shares at $0.10 per share based on an investment made at a concurrent time by an outside investor to Pecos at $0.10 per share.

5.    Stockholders' Equity

At December 31, 2004, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2004 Placements

In August 2003, the Company entered into a securities purchase agreement with MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes"), a holding company of which the Company's Chairman of the Board of Directors is Vice Chairman and a director. Pursuant to the agreement, the Company raised gross proceeds of $1.0 million from MacAndrews & Forbes and certain of its employees, in exchange for 694,444 shares of the Company's common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of the Company's common stock at an exercise price of $2.00 per share. In addition, MacAndrews & Forbes and certain of its employees were granted an option, exercisable through October 13, 2003, to invest up to an additional $9.0 million in the Company on the same terms.

In October 2003, MacAndrews & Forbes, certain of its employees and TransTech Pharma, Inc., a related party to the Company and an affiliate of MacAndrews & Forbes ("TransTech Pharma"), exercised their option to invest $9.0 million in the Company, in exchange for an aggregate of 6,250,000 shares of common stock of the Company's common stock, and warrants to purchase up to an aggregate of 3,125,000 shares of the Company's common stock at an exercise price of $2.00 per share. Immediately prior to the exercise of such option, MacAndrews & Forbes assigned the right to invest up to $5.0 million in the Company to TransTech Pharma. The Company and TransTech Pharma are parties to a drug discovery collaboration agreement signed in October 2002 (see Note 7).

In accordance with and subject to the terms and conditions of the securities purchase agreement, MacAndrews & Forbes and certain of its employees invested $2.2 million in exchange for 1,499,587 shares of the Company's common stock at a price of $1.44 per share and received warrants to purchase up to an additional 749,794 shares of common stock at an exercise price of $2.00 per share.

In January 2004, following the approval of the Company's stockholders, MacAndrews & Forbes and TransTech Pharma completed the final portion of their investment. MacAndrews & Forbes invested $1,840,595 in exchange for 1,278,191 shares of common stock at a price of $1.44 per share, and warrants to purchase up to an additional 639,095 shares of common stock at an exercise price of $2.00 per share; and TransTech Pharma invested $5,000,000 in exchange for 3,472,222 shares of common stock and warrants to purchase up to an additional 1,736,111 shares of common stock on the same terms. In addition, as part of the investment, MacAndrews & Forbes and TransTech Pharma each were given the right to appoint one board member to the Board of Directors, subject to certain terms and conditions. On January 8, 2004, in accordance with the terms of the investment, the respective designees of MacAndrews & Forbes and TransTech Pharma were appointed to serve on SIGA's board of directors.

In 2004, the Company incurred costs of $161,000 related to work performed by TransTech Pharma and its affiliates in connection with the DegP SBIR grant and other grants.

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

Other Transactions

In 2004, the Company reached a settlement agreement for breach of contract with a founder of the Company, whereby the founder returned 40,938 common shares, 150,000 warrants and $15,000 to the Company. The common shares were retired by the Company. The Company recorded the settlement amount as other income.

Preferred Stock

Holders of the Series A Convertible Preferred Stock are entitled to (i) cumulative dividends at an annual rate of 6% payable when and if declared by the Company's board of directors; (ii) in the event of liquidation of the Company, each holder is entitled to receive $1.4375 per share (subject to certain adjustments) plus all accrued but unpaid dividends; (iii) convert each share of Series A to a number of fully paid and non-assessable shares of common stock as calculated by dividing $1.4375 by the Series A Conversion Price (shall initially be $1.4375); and (iv) vote with the holders of other classes of shares on an as-converted basis.

During  the  years  ended  December  31,  2004  and  2003,   certain   preferred
stockholders converted 13,328 and 353,185 Series A convertible preferred stock into 13,328 and 353,185, respectively, shares of common stock.

6. Stock option plan and warrants

Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan

In January 1996, the Company implemented its 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan"). The Plan as amended provides for the granting of up to 10,000,000 shares of the Company's common stock to employees, consultants and outside directors of the Company. The exercise period for options granted under the Plan, except those granted to outside directors, is determined by a committee of the Board of Directors. Stock options granted to outside directors pursuant to the Plan must have an exercise price equal to or in excess of the fair market value of the Company's common stock at the date of grant.

Stock option activity of the Company is summarized as follows:

                                                                                  Weighted Average
                                                               Number of Shares    Exercise Price
Options outstanding on January 1, 2002                             5,139,811        $      2.50
     Granted                                                         777,750               2.66
     Forfeited                                                       (85,000)              3.80
     Exercised                                                       (25,000)              1.13
                                                                 -----------        -----------
Options outstanding at December 31, 2002                           5,807,561        $      2.52
     Granted                                                         813,250               1.79
     Forfeited                                                      (160,000)              4.81
     Exercised                                                            --                 --
                                                                 -----------        -----------
Options outstanding at December 31, 2003                           6,460,811        $      2.33
     Granted                                                       3,442,500               1.34
     Forfeited                                                      (138,334)              1.77
     Exercised                                                        (2,916)              1.77
                                                                 -----------        -----------
Options outstanding at December 31, 2004                           9,762,061        $      1.99
                                                                 ===========        ===========

Options available for future grant at December 31, 2004               22,898
Weighted average fair value of options granted during 2004       $      0.98
Weighted average fair value of options granted during 2003       $      1.14

The following table summarizes information about options outstanding at December 31, 2004:

                        Number            Weighted Average
                    Outstanding at      Remaining Contractual    Weighted Average     Number Exercisable     Weighted Average
Exercise Price     December 31, 2004        Life (Years)          Exercise Price     at December 31, 2004     Exercise Price
 1.00 - 1.85            4,586,584               8.98                  $ 1.40                1,804,415             $ 1.47
 2.00 - 2.75            4,837,250               6.19                  $ 2.38                4,762,250             $ 2.38
 3.94 - 5.5               338,227               4.16                  $ 4.36                  312,227             $ 4.39
                     ------------                                                         -----------
                        9,762,061                                                           6,878,892
                     ============                                                         ===========

At December 31, 2004, options held outside of the plan included 125,000 options granted to an employee and 125,000 options granted to consultants and have not been included in the above tables.

The following tables summarize information about warrants outstanding at December 31, 2004:

                                                              Weighted Average
                                      Number of Warrants       Exercise Price            Expiration Dates
Outstanding at January 1, 2002                 4,231,428      $           3.61
     Granted                                     793,716                  2.03        09/30/2007 - 12/31/2007
     Canceled / Expired                         (350,000)                 7.32
                                      ------------------      ----------------
Outstanding at December 31, 2002               4,675,144      $           3.06
     Granted                                   2,161,250                  1.98        12/31/2007 - 03/01/2012
     Exercised                                   (40,562)                 1.19
     Canceled / Expired                         (466,216)                 5.83
                                      ------------------      ----------------
Outstanding at December 31, 2003               6,329,616      $           2.50
     Granted                                   2,375,206                  2.00              08/10/2010
     Exercised                                   (85,228)                 1.08
     Canceled / Expired                         (150,000)                 1.50
                                      ------------------      ----------------
Outstanding at December 31, 2004               8,469,594      $           2.39
                                      ------------------      ----------------

                                      Number of Warrants
                                          Outstanding         Exercise Price

                                                 568,410       1.45 - 1.69
                                               5,349,972       2.00 - 2.25
                                               2,551,212       2.94 - 3.63
                                      ------------------
                                               8,469,594
                                      ==================

In February 2003, the Company entered into a 12-month consulting agreement with an outside consultant in the amount of $249,420 to provide marketing research support. Upon being awarded research contracts in excess of $2.0 million from such support, the Company is obligated to issue 400,000 fully vested warrants at an exercise price of $1.32 with an expiration of 3 years. As of December 31, 2004, the Company had not yet been awarded contracts in excess of $2.0 million. In March 2004, the Company renewed the consulting agreement in the amount of $320,000 for an additional eight months from March 1, 2004.

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

2002 Grants

In September 2002, the Company entered into a four-month consulting agreement under which a consultant assisted the Company with public relations efforts in the United States and Europe in exchange for a monthly retainer of $3,500 for the four-month term and 50,000 fully vested options to purchase shares of the Company's common stock. Of the amount of fully vested options, 25,000 shares have an exercise price of $1.50 per share and 25,000 shares have an exercise price of $1.75. Upon grant, the Company recorded a $31,618 stock compensation charge to operations based upon the fair value of the options.

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

7.    Related Parties

Directors

The Company's Chairman of the Board of Directors is Vice Chairman and a director of MacAndrews & Forbes. During 2003 and January 2004, MacAndrews & Forbes, along with TransTech Pharma, invested $10.0 million in SIGA. Furthermore, two directors of the Company are also directors of TransTech Pharma. Additionally, a director of the Company, is a member of the Company's outside counsel. (See Note
5).

Collaborative Research Agreements

In October 2002, the Company entered into a collaborative research agreement with TransTech Pharma, a related party, for the discovery and treatment of human diseases. Under the terms of the agreement, TransTech Pharma and the Company have agreed to contribute each of their respective services and share equally in costs of specified research projects. In consideration of the services performed by TransTech Pharma and use of its proprietary technology, SIGA granted an exclusive, fully-paid, nontransferable, nonsublicenseable, limited license to use existing rights to patents and technologies. Both parties will share equally in the ownership of compounds and related intellectual property derived from such research efforts. In January 2004, TransTech Pharma invested $5.0 million in SIGA (See Note 5).

8.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2004 and 2003:

       Laboratory equipment                      $  1,259,711     $  1,134,110
       Leasehold improvements                         632,435          690,138
       Computer equipment                             212,077          199,209
       Furniture and fixtures                         194,890          292,817
       Construction in-progress                       163,397               --
                                                 ------------     ------------
                                                    2,462,510        2,316,274

          Less - Accumulated depreciation          (1,954,495)      (1,937,228)
                                                 ------------     ------------

       Property, plant & equipment, net          $    508,015     $    379,046
                                                 ============     ============

9.    Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $31,350,000 at December 31, 2004 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin expiring in 2010 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards is subject to limitation. The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses and differences in the treatment of intangible assets, result in a noncurrent deferred tax asset at December 31, 2004 and 2003 of approximately $16,500,000 and $13,030,000, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

Following is a summary of changes in our valuation allowance for deferred tax assets as of and for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                        Additions
                    Balance at       Charged to Costs                      Balance at
December 31,     Beginning of Year     and Expenses       Deductions       End of Year
                ------------------  ------------------  --------------   ---------------
2004                 $ 13,030            $  3,470          $     --         $ 16,500
2003                 $ 11,144            $  1,886          $     --         $ 13,030
2002                 $  9,811            $  1,333          $     --         $ 11,144

For the years ended December 31, 2004 and 2003, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

10. Commitments and Contingencies

Employment agreements

In July 2004, the Company entered into a 3-year employment agreement with its Vice President of Business Development, commencing in August 2004. The employment agreement provides for an annual salary of $230,000 plus bonuses based on certain objectives and goals. Under the agreement, the Company granted the employee an option to acquire 200,000 shares of its common stock at an exercise price of $1.40, of which 50,000 options vested upon signing and 50,000 vests at each of the next 3 anniversaries. At the discretion of the Board of Directors the employee may be granted additional awards of up to 25,000 shares each, upon meeting certain milestones. The agreement has a one year renewal option.

In July 2004, the Company entered into an employment agreement with Bernard L. Kasten, M.D. to serve as the Company's Chief Executive Officer ("CEO"). The employment agreement provides for an annual salary of $250,000 plus, at the discretion of the Board of Directors, bonus payments for a 3-year initial term with an automatic 3-year renewal unless either party gives notice that it does not want to renew. The agreement also provides for an award of 2,500,000 options to purchase common stock with an exercise price of $1.30, of which 500,000 vested upon signing, one million options vest over the 3-year initial term and the remaining 1 million options vest over the renewal term. The CEO is also entitled to additional options, to be granted upon meeting certain milestones.

In July 2004, the Company entered into an amendment to its existing employment agreement with the Company's Chief Scientific Officer. Pursuant to the amendment, the employment agreement is effective through December 31, 2007 and provides for an annual salary of $225,000 plus, at the discretion of the Board of Directors, a bonus not to exceed 50% of the Chief Scientific Officer's salary. The agreement also provides for an option grant of 150,000 options to purchase common stock with an exercise price of $1.40, of which 75,000 vest on December 31, 2005 and 75,000 vest on December 31, 2006. In October 2002, the Company granted the CSO options to acquire 300,000 shares of the Company's common stock at an exercise price of $2.50. Upon such grant, the CSO was required to surrender 50,000 shares granted under a previous grant with an exercise price of $3.94. Under the October 2002 grant, 75,000 shares vested immediately, 75,000 shares vested on September 1, 2003 and 2004 and 75,000 shares will vest on September 1, 2005. As such, 50,000 options are considered variable options under APB 25 as replacement awards for the options surrendered. For the years ended December 31, 2004, 2003 and 2002, there was no stock compensation charge as the fair value of the underlying common stock was below the exercise price of the option.

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

In May 2003, the President and CEO of Plexus Vaccine was appointed President of SIGA. The President and the Company entered into an employment agreement for the period of May 23, 2003 until December 31, 2005. Under the agreement, compensation was set at an annual minimum base salary of $216,000 with certain benefits, as defined. Additionally, 300,000 options were granted under the Plan at an exercise price of $1.81 per share. Of such grant, 100,000 options vested immediately, 100,000 options were scheduled to vest in May 2004 and the remaining 100,000 options were scheduled to vest in May 2005. In May 2004, upon selling intangible assets from the Company's immunological bioinformatics technology and certain non-core vaccine development assets to Pecos, the Company terminated its employment agreement with its President. The Company paid approximately $270,000 in severance to the President as well as accelerated vesting on 100,000 stock options that were due to vest in May 2004. No compensation charge was recorded as the exercise price of the options was above the fair value market price on the date of termination.

Operating lease commitments

The Company leases certain facilities and office space under operating leases. Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $297,000, $235,000 and $213,000, respectively. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

Year ended December 31,
  2005                                  $   239,700
  2006                                      255,400
  2007                                      261,800
  2008                                      133,200
  2009                                      135,900
  2010                                       22,700
                                        -----------
Total                                   $ 1,048,700
                                        ===========

Other

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

11. Financial Information By Quarter (Unaudited) (in thousand, except for per share data)

2004 For The Quarter Ended                   March 31,        June 30,       September 30,    December 31,
                                           ------------     ------------    --------------   --------------
Revenues                                    $      161       $      299       $      533       $      846
Selling, general & administrative           $    1,006       $    1,112       $      919       $    1,005
Research and development                    $    1,020       $    1,026       $      827       $    1,292
Patent preparation fees                     $       92       $       55       $       84       $      162
In-process research and development         $       --       $       --       $      568       $       --
Impairment of intangible assets             $       --       $      610       $       --       $    1,508
Operating loss                              $    1,956       $    2,504       $    1,865       $    3,123
Net loss                                    $    1,940       $    2,490       $    1,837       $    3,106
Net loss per share: basic and diluted       $     0.08       $     0.11       $     0.08       $     0.13
Market price range for common stock
     High                                   $     2.34       $     1.93       $     1.63       $     1.75
     Low                                    $     1.85       $     1.29       $     1.23       $     1.35

2003 For The Quarter Ended                   March 31,        June 30,       September 30,    December 31,
                                           ------------     ------------    --------------   --------------
Revenues                                    $      205       $      244       $      176       $      107
Selling, general & administrative           $      560       $      748       $      684       $      654
Research and development                    $      477       $      643       $    1,001       $      822
Patent preparation fees                     $       56       $       66       $       65       $      113
In-process research and development         $       --       $       --       $       --       $       --
Impairment of intangible assets             $       --       $       --       $       --       $      137
Operating loss                              $      889       $    1,214       $    1,574       $    1,619
Net loss                                    $      882       $    1,211       $    1,571       $    1,613
Net loss per share: basic and diluted       $     0.07       $     0.09       $     0.09       $     0.09
Market price range for common stock
     High                                   $     1.49       $     1.91       $     2.13       $     2.60
     Low                                    $     1.02       $     1.09       $     1.61       $     1.80

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

      As of the end of the period covered by this Annual Report on Form 10-K, the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

      There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by this item is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 11. Executive Compensation

      Information required by this item is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this item is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

      Information required by this item is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

      Information required by this item is incorporated by reference from our Proxy Statement for the 2005 Annual Meeting of Shareholders.

                                     PART IV

Item 15. Exhibits

Exhibit
No.                 Description
-------             -----------

2(a) Asset Purchase Agreement, dated as of May 14, 2003, between the Company and Plexus Vaccine Inc. (Incorporated by reference to Form 8-K of the Company filed June 9, 2003).

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

4(e) Registration Rights Agreement, dated as of May 23, 2003, between the Company and Plexus Vaccine Inc. (Incorporated by reference to Form 8-K of the Company filed June 9, 2003).

4(f) Registration Rights Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (Incorporated by reference to Form 8-K of the Company filed August 18, 2003).

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

10(c) Research Support Agreement between the Company and Oregon State University, dated as of January 31, 1996(2) (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)). Letter Agreement dated as of March 5, 1999 to continue the Research Support Agreement (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

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

10(k) Research Collaboration and License Agreement between the Company and The Washington University, dated as of February 6, 1998 (2) (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

10(l) Settlement Agreement and Mutual Release between the Company and The Washington University, dated as of February 17, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

10(m) Technology Transfer Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

10(n) Employment Agreement between the Company and Dr. Dennis Hruby, dated as of January 1, 1998 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997). Amendment to the Agreement, dated as of October 15, 1999 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999). Amendment to the Agreement dated as of June 12, 2000. Amendment to the Agreement, dated as of January 31, 2002 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001). Amendment to the Agreement, dated October 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003). Amendment to the Agreement, dated as of July 29, 2004 (Incorporated by reference to the Company's Quarterly Report on Form 10QSB for the quarter ended September 30,
            2004).

10(o) Employment Agreement between the Company and Thomas Konatich, dated as of April 1, 1998 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997). Extension and Amendment of the Agreement, dated as of January 19, 2000

            (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999). Amendment and Restatement of the Agreement, dated as of October 6, 2000
            (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000). Amendment and Waiver to the Agreement, dated as of January 31, 2002 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001). Amendment to the Agreement, dated November 5, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003). Amendment to Amended and Restated Agreement, dated as of July 29, 2004 (Incorporated by reference to the Company's Quarterly Report on Form 10QSB for the quarter ended September 30, 2004).

10(p) Option Agreement between the Company and Ross Products Division of Abbott Laboratories, dated February 28, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

10(q) Agreement between the Company and Oregon State University for the Company to provide contract research services to the University dated September 24, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(r) License and Research Agreements between the Company and the Regents of the University of California dated December 6, 2000 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(s) Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan dated August 15, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001).

10(t) Small Business Innovation Grant to the Company from the National Institutes of Health dated May 17, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(u) Research and License Agreement between the Company and TransTech Pharma, Inc. dated October 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31,
            2003).

10(v) Retainer Agreement between the Company and Saggi Captial, Inc., dated November 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(w) Retainer Agreement between the Company and Bridge Ventures, Inc., dated November 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(x) Contract between the Company and the Department of the US Army dated December 12, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(y) Contract between the Company and Four Star Group dated February 5, 2003 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(z) Employment Agreement, dated as of May 23, 2003, between the Company and Susan K. Burgess, Ph.D. (Incorporated by reference to Form 8-K of the Company filed June 9, 2003).

10(aa) Securities Purchase Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (Incorporated by reference to Form 8-K of the Company filed August 18, 2003).

10(bb) Letter Agreement dated October 8, 2003 among the Company, MacAndrews & Forbes Holdings Inc. and TransTech Pharma, Inc. (Incorporated by reference to Form 8-K of the Company filed August 18, 2003).

10(cc) Employment Agreement dated as of July 2, 2004, between the Company and Bernard L. Kasten, M.D. (Incorporated by reference to the Company's Quarterly Report on Form 10QSB for the quarter ended June 30, 2004).

10(dd) Employment Agreement, dated as of July 29, 2004, between the Company and John Odden (Incorporated by reference to the Company's Quarterly Report on Form 10QSB for the quarter ended September 30, 2004).

14 The Company's Code of Ethics and Business Conduct (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003).

23.1        Consent of Independent Registered Public Accounting Firm.

31.1 Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

31.2 Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

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

                                            SIGA TECHNOLOGIES, INC.
                                            (Registrant)


Date: March 29, 2005                        By:  /s/ Bernard L. Kasten, M.D.
                                                 ---------------------------
                                                 Bernard L. Kasten, M.D.
                                                 Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title of Capacities                Date

/s/ Bernard L. Kasten, M.D.
---------------------------------
Bernard L. Kasten, M.D.                     Chief Executive Officer            March 29, 2005


/s/ Thomas N. Konatich
---------------------------------
Thomas N. Konatich                          Chief Financial Officer            March 29, 2005


/s/ Donald G. Drapkin
---------------------------------
Donald G. Drapkin                           Chairman of the Board              March 29, 2005


/s/  James J. Antal
---------------------------------
James J. Antal                              Director                           March 29, 2005


/s/ Thomas E. Constance
---------------------------------
Thomas E. Constance                         Director                           March 29, 2005


/s/ Adnan M. Mjalli, Ph.D.
---------------------------------
Adnan M. Mjalli, Ph.D.                      Director                           March 29, 2005


/s/ Mehmet C. Oz, M.D.
---------------------------------
Mehmet C. Oz, M.D.                          Director                           March 29, 2005


/s/ Eric A. Rose, M.D.
---------------------------------
Eric A. Rose, M.D.                          Director                           March 29, 2005


/s/  Paul G. Savas
---------------------------------
Paul G. Savas                               Director                           March 29, 2005


/S/  Judy S. Slotkin
---------------------------------
Judy S. Slotkin                             Director                           March 29, 2005

/s/ Michael Weiner, M.D.
---------------------------------
Michael Weiner, M.D.                        Director                           March 29, 2005