Form 10-Q
period 2005-03-31
SIGA TECHNOLOGIES INC
filed 2005-05-13
CIK 1010086

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Quarter Ended                                Commission File No. 0-23047
March 31, 2005

                             SIGA Technologies, Inc.

   A Delaware Corporation                            IRS Employer No. 13-3864870

               420 Lexington Avenue, Suite 408, New York, NY 10170
                         Telephone Number (212) 672-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

As of May 10, 2005 the registrant had 24,500,648 shares of common stock outstanding.

================================================================================

                             SIGA Technologies, Inc.

                                    Form 10-Q

                                Table of Contents

                                                                                                        Page No.
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements............................................................................2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

Item 3. Quantitative and Qualitative Disclosure About Market Risk......................................14

Item 4. Controls and Procedures........................................................................14

PART II  OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................15

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...............15

Item 3. Defaults Upon Senior Securities................................................................15

Item 4. Submission of Matters to Vote of Security Holders..............................................15

Item 5. Other Information..............................................................................15

Item 6. Exhibits.......................................................................................15

SIGNATURES.............................................................................................16

                             SIGA TECHNOLOGIES, INC.

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                 March 31,      December 31,
                                                                                   2005             2004
                                                                                ------------    ------------
 ASSETS
 Current assets
    Cash and cash equivalents ...............................................   $  1,031,101    $  2,020,938
    Accounts receivable .....................................................         62,730         108,904
    Prepaid expenses ........................................................        234,369         278,547
                                                                                ------------    ------------
     Total current assets ...................................................      1,328,200       2,408,389

    Property, plant and equipment, net ......................................        831,983         508,015
    Goodwill ................................................................        898,334         898,334
    Intangible assets, net ..................................................      1,789,449       2,114,297
    Other assets ............................................................        243,376         181,725
                                                                                ------------    ------------
     Total assets ...........................................................   $  5,091,342    $  6,110,760
                                                                                ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
    Accounts payable ........................................................   $  1,440,066    $  1,148,277
    Accrued expenses and other ..............................................        199,290         403,072
                                                                                ------------    ------------
     Total liabilities ......................................................      1,639,356       1,551,349

 Commitments and contingencies

 Stockholders' equity
    Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 68,038 issued and outstanding at March 31, 2005
      and December 31, 2004) ................................................         58,672          58,672
    Common stock ($.0001 par value, 50,000,000 shares authorized,
      24,500,648 issued and outstanding at March 31, 2005
      and December 31, 2004) ................................................          2,450           2,450
    Additional paid-in capital ..............................................     48,679,650      48,679,650
    Accumulated deficit .....................................................    (45,288,786)    (44,181,361)
                                                                                ------------    ------------
     Total stockholders' equity .............................................      3,451,986       4,559,411
                                                                                ------------    ------------
     Total liabilities and stockholders' equity .............................   $  5,091,342    $  6,110,760
                                                                                ============    ============


   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                             2005            2004
                                                         ------------    ------------
Revenues
      Research and development .......................   $  1,458,565    $    161,217
                                                         ------------    ------------

Operating expenses
      Selling, general and administrative ............        844,709       1,005,860
      Research and development .......................      1,551,640       1,019,541
      Patent preparation fees ........................        175,038          91,839
                                                         ------------    ------------
         Total operating expenses ....................      2,571,387       2,117,240
                                                         ------------    ------------

         Operating loss ..............................     (1,112,822)     (1,956,023)

Other income, net ....................................          5,397          16,455
                                                         ------------    ------------
         Net loss ....................................   $ (1,107,425)   $ (1,939,568)
                                                         ============    ============

Weighted average shares outstanding: basic and diluted     24,500,648      23,010,544
                                                         ============    ============
Net loss per share: basic and diluted ................   $      (0.05)   $      (0.08)
                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                           2005           2004
                                                       -----------    -----------
Cash flows from operating activities:
  Net loss .........................................   $(1,107,425)   $(1,939,568)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation ..................................        39,497         89,153
     Amortization of intangible assets .............       324,848        146,731
     Changes in assets and liabilities:
       Accounts receivable .........................        46,174         (2,719)
       Prepaid expenses ............................        44,178             --
       Other assets ................................       (61,651)        (2,396)
       Accounts payable and accrued expenses .......        88,007        293,120
                                                       -----------    -----------

       Net cash used in operating activities .......      (626,372)    (1,415,679)
                                                       -----------    -----------

  Cash flows from investing activities:
  Capital expenditures .............................      (363,465)       (18,367)
                                                       -----------    -----------

       Net cash used in investing activities .......      (363,465)       (18,367)
                                                       -----------    -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock .......            --      6,784,607
  Proceeds from exercise of options and warrants ...            --         16,876
                                                       -----------    -----------
       Net cash provided from financing activities .            --      6,801,483
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents      (989,837)     5,367,437
Cash and cash equivalents at beginning of period ...     2,020,938      1,440,724
                                                       -----------    -----------
Cash and cash equivalents at end of period .........   $ 1,031,101    $ 6,808,161
                                                       ===========    ===========

   The accompanying notes are an integral part of these financial statements.

    Notes to the March 31, 2005 Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The financial statements of SIGA Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Forms 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004, included in the 2004 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on terms acceptable to the Company. Management believes that its cash flows are sufficient to support its operations beyond March 31, 2006, and that sufficient cash flows will be available to meet the Company's business objectives. In the event that sufficient funds are not available, the Company will need to postpone or discontinue planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, the success of the Company's research and development programs and the Company's ability to obtain adequate financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

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

Revenue Recognition

The Company recognizes revenue from contract research and development and research payments in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, ("SAB 104"). In accordance with SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue as earned, over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

For the three month periods ended March 31, 2005 and 2004 revenues from National Institute of Health ("NIH") SBIR grants approximated 94% and 45%, respectively, of total revenues recognized by the Company.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At March 31, 2005 and December 31, 2004 the Company had no allowance for doubtful accounts.

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

In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company performs a review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Changes in events or circumstances that may affect long-lived assets include, but are not limited to, cancellations or terminations of research contracts or pending government grants.

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

The Company incurred losses for the three months ended March 31, 2005 and March 31, 2004 and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At March 31, 2005 and 2004, 68,038 and 81,366 shares, respectively, of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. At March 31, 2005 and 2004, outstanding options to purchase 9,562,061 and 6,452,477 shares, respectively, of the Company's common stock with exercise prices ranging from $1.00 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At March 31, 2005 and 2004, outstanding warrants to purchase 8,469,594 and 8,703,310 shares, respectively, of the Company's common stock, with exercise prices ranging from $1.00 to $3.63 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

                                                              Three Months Ended
                                                                   March 31,
                                                              2005           2004
                                                          -----------    -----------
Net loss applicable to common shareholders, as reported   ($1,107,425)   ($1,939,568)
                                                          ===========    ===========
Add: Stock-based employee compensation expense
recorded under APB No. 25 .............................            --             --
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects ................      (211,136)       (98,150)
                                                          -----------    -----------
Pro forma net loss applicable to common shareholders ..   ($1,318,561)   ($2,037,718)
                                                          ===========    ===========
Net loss per share:
Basic and diluted -as reported ........................   $     (0.05)   $     (0.08)
                                                          ===========    ===========
Basic and diluted -pro forma ..........................   $     (0.05)   $     (0.09)
                                                          ===========    ===========

No options were granted during the three months ended March 31, 2005 and 2004.

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

Recent accounting pronouncements

In December of 2004, the FASB revised its FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123) and renamed it FASB Statement No. 123, Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation expense relating to share-based payment transactions be recognized in financial statements at estimated fair value. The scope of SFAS 123R includes a wide range of share-based compensation arrangements, including share options, restricted share plans, performance based awards, share appreciation rights, and employee share purchase plans. This standard replaces SFAS 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company is currently assessing the provisions of SFAS 123R. The Company previously elected not to adopt the fair value based method of accounting for stock-based employee compensation as permitted by SFAS 123. The adoption of SFAS 123R will result in the recording of non-cash compensation expenses, which is not currently recognized in the Company's financial statements. In accordance with SFAS 123, the Company discloses pro forma net income and earnings per share adjusted for non-cash compensation expenses arising from the estimated fair value of share-based payment transactions.

On April 15, 2005, the SEC issued Release No. 33-8568, Amendment to Rule 4-01a of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), and Share-Based Payment. The SEC Release amends the effective date for compliance with SFAS 123R from July 1, 2005, to January 1, 2006.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, "Share-Based Payment" (SAB 107). SAB 107 provides guidance to assist registrants in the initial implementation of SFAS 123R. SAB 107 includes, but is not limited to, interpretive guidance related to shared-based payment transactions with non-employees, valuation methods and underlying expected volatility and expected term assumptions, the classification of compensation expenses and accounting for the income tax effects of share-based arrangements upon adopting the SFAS 123R. The Company is currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123R.

3. Intangible Assets

Amortization expense recorded for the three months ended March 31, 2005 and 2004 was as follows:

                                                 Three Months Ended
                                                      March 31,
                                                   2005       2004
                                                 --------   --------

           Acquired grants                       $245,336   $     --
           Customer contract and grants             8,357     41,072
           Covenants not to compete                50,500     50,782
           Acquired technology                     20,655     54,877
                                                 --------   --------
                                                 $324,848   $146,731
                                                 ========   ========

4. Stockholders' Equity

At March 31, 2005, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

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

In January 2004, MacAndrews & Forbes Inc. (formerly MacAndrews & Forbes Holdings Inc.) ("MacAndrews & Forbes"), a holding company of which the Company's Chairman of the Board of Directors is Vice Chairman and a director, and TransTech Pharma, Inc., a related party to the Company and an affiliate of MacAndrews & Forbes ("TransTech Pharma"), completed the final portion of their investment, following the approval of the Company's stockholders at its annual meeting of stockholders held on January 8, 2004. Immediately following the stockholders' meeting, MacAndrews & Forbes invested $1,840,595 in exchange for 1,278,191 shares of common stock at a price of $1.44 per share, and warrants to purchase up to an additional 639,095 shares of common stock at an exercise price of $2.00 per share; and TransTech Pharma invested $5,000,000 in exchange for 3,472,222 shares of common stock and warrants to purchase up to an additional 1,736,111 shares of common stock on the same terms. In addition, as part of the investment, MacAndrews & Forbes and TransTech Pharma each were given the right to appoint one board member to the Board of Directors, subject to certain terms and conditions. On January 8, 2004, in accordance with the terms of the investment, the respective designees of MacAndrews & Forbes and TransTech Pharma were appointed to serve on SIGA's board of directors.

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

      We do not have commercial biomedical products, and we do not expect to have such products for several years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds and projected cash flows to support operations beyond March 31, 2006.

      Our biotechnology operations are run out of our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing antiviral, antibiotic and vaccine programs through a combination of government contracts and grants and strategic alliances. While we have had success in obtaining strategic alliances, contract and grants, no assurance can be given that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

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

      Revenue Recognition

      The Company recognizes revenue from contract research and development and research progress payments in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, ("SAB 104"). In accordance with SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue is earned, over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

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

Contractual Obligations, Commercial Commitments and Purchase Obligations

      As of March 31, 2005, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:


                      Year ended December 31,
                          2005                  $  239,700
                          2006                     255,400
                          2007                     261,800
                          2008                     133,200
                          2009                     135,900
                          2010                      22,700
                                                ----------
                      Total                     $1,048,700
                                                ==========

Results of Operations

Three months ended March 31, 2005 and March 31, 2004

      Revenues from grants and research and development contracts were approximately $1.5 million for the three months ended March 31, 2005, compared to $161,000 for the three months ended March 31, 2004. The increase relates to the award of two Phase I and two Phase II SBIR grants by the NIH during the third quarter of 2004. The Phase II grants are for a two year period ending in the third quarter of 2006. The total award for these grants was approximately $12.1 million. For the three months ended March 31, 2005 we recorded revenue of $1.3 million from these grants. We also received a one year SBIR grant from the NIH for $252,000 in August 2004 to support our Strep vaccine program. For the three months ended March 31, 2005 we recorded revenue of $66,800 from this grant. Revenue from our contract with the U.S. Army approximated $94,100 for the three month period ending March 31, 2005; compared to $88,400 for the same period in 2004. During the three months ending March 31, 2004 we recognized revenue of $72,900 from an SBIR grant for our DegP anti infective that we completed in the second quarter of 2004.

      Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2005 and 2004 approximated $845,000 and $1.0 million, respectively. The decline of 16% is mainly attributed to a decline of $208,000 in legal fees, a decline of $40,000 in accounting fees and a decline of $63,000 in consulting fees. The declines were partially offset by an increase of $109,000 in payroll and related benefits primarily due to the addition of a Chief Executive Officer and a Vice President of Business Development during the third quarter of 2004. Higher legal fees during the three months ending March 31, 2004 were due to the review and amendment of our corporate governance policies and procedures to ensure compliance with Sarbanes Oxley and NASDAQ requirements. Legal expenses in the first quarter of 2004 were also incurred in connection with a review of a potential business combination and a legal action that the Company initiated against a former founder.

      Research and development expenses were $1.6 million for the three months ended March 31, 2005; an increase of approximately 52% from the $1.0 million of expenses incurred for the three months ended March 31, 2004. Approximately $366,000 of the increase related to preclinical development work in connection with our lead product programs. Amortization of intangible assets in the amount of $274,300 and $96,000 for the three months ended March 31, 2005 and 2004, respectively, represented approximately 34% of the increase.

      All of our product programs are in the early stage of development. At this stage of development, we cannot estimate the potential cost for any program to be completed or the time it will take to complete the project. There is a high risk of non-completion for any program because of the lead time to program completion and uncertainty relating to costs. Net cash inflows from any products developed from these programs is at least one to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

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

      Patent preparation expenses for the three months ended March 31, 2005 were $175,000 compared to $91,800 for the three months ended March 31, 2004. The 90% increase is the result of increased costs arising from the Plexus Vaccine Inc. and ViroPharma Incorporated asset acquisitions.

      Other income, reflecting mainly interest income, was $5,400 and $16,500 for the three months ended March 31, 2005 and 2004, respectively. The decline is the result of lower cash balances in the three months ended March 31, 2005 compared to the prior year period.

Liquidity and Capital Resources

      As of March 31, 2005 we had $1,031,101 in cash and cash equivalents. We believe that these funds and our projected cash flows are sufficient to support our operations beyond March 31, 2006, and that sufficient cash flows will be available to meet our business objectives.

      We anticipate that our current resources will be sufficient to finance our currently anticipated needs for operating and capital expenditures approximately beyond March 31, 2006. In addition, we will attempt to generate additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. However, no assurance can be provided that additional capital will be obtained through these sources or, if obtained, will be on commercially reasonable terms.

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

Safe Harbor Statement

      This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include the risks that (a) potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (b) SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (c) SIGA may not be able to obtain promised funding for its development projects or other needed funding,
(d) SIGA may not be able to secure or enforce adequate legal protection, including patent protection, for its products and (e) unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. SIGA does not undertake to publicly update or revise its forward-looking statements as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      None

Item 4. Controls and Procedures

      As of the end of the fiscal quarter ended March 31, 2005, the Company's management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company's first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     Part II
                                Other information

Item 1. Legal Proceedings - SIGA is not a party, nor is its property the subject of, any legal proceedings other than routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits

      10.1 Service Agreement, dated as of April 27, 2005, between SIGA Technologies, Inc. and TransTech Pharma, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed May 3,
            2005)

      10.2  Master  Security  Agreement,  dated as of April  29,  2005,  between
            General Electric Capital Corporation and SIGA Technologies, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed May 3, 2005)

      10.3  Non-Employee Director Compensation Summary Sheet

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

                                               SIGA Technologies, Inc.
                                               (Registrant)


           Date: May 13, 2005              By: /s/ Thomas N. Konatich
                                              ---------------------------

                                                Thomas N. Konatich
                                                Chief Financial Officer