Form 10-Q
period 2005-06-30
SIGA TECHNOLOGIES INC
filed 2005-08-15
CIK 1010086

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarter Ended June 30, 2005

                                       OR

|_| Transition Report Pursuant To Section 13 Or 15(d) Of the Securities Exchange Act of 1934

      For the Transition Period from ___________ to _____________

                           Commission File No. 0-23047

                             SIGA Technologies, Inc.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|.

As of August 11, 2005 the registrant had 24,500,648 shares of common stock outstanding.

================================================================================

                             SIGA Technologies, Inc.

                                    Form 10-Q

                                Table of Contents

                                                                                                       Page No.
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements................................................................................2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...............9

Item 3. Quantitative and Qualitative Disclosure About Market Risk..........................................15

Item 4. Controls and Procedures............................................................................15

PART II OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................16

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...................16

Item 3. Defaults Upon Senior Securities....................................................................16

Item 4. Submission of Matters to Vote of Security Holders..................................................16

Item 5. Other Information..................................................................................16

Item 6. Exhibits...........................................................................................16

SIGNATURES.................................................................................................17

                            SIGA TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,
                                                                                                    2005           December 31,
                                                                                                (Unaudited)            2004
                                                                                                ------------       ------------
ASSETS
Current assets
   Cash and cash equivalents .........................................................          $    689,046       $  2,020,938
   Accounts receivable ...............................................................                62,730            108,904
   Prepaid expenses ..................................................................               104,418            278,547
                                                                                                ------------       ------------
    Total current assets .............................................................               856,194          2,408,389

   Property, plant and equipment, net ................................................             1,042,800            508,015
   Goodwill ..........................................................................               898,334            898,334
   Intangible assets, net ............................................................             1,481,433          2,114,297
   Other assets ......................................................................               234,126            181,725
                                                                                                ------------       ------------
    Total assets .....................................................................          $  4,512,887       $  6,110,760
                                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable ..................................................................          $  2,110,303       $  1,148,277
   Accrued expenses and other ........................................................               301,359            403,072
   Note payable to General Electric Capital Corporation ..............................               267,986                 --
                                                                                                ------------       ------------
    Total liabilities ................................................................             2,679,648          1,551,349

Commitments and contingencies ........................................................                    --                 --

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 68,038 issued and outstanding at June 30, 2005
    and December 31, 2004) ...........................................................                58,672             58,672
   Common stock ($.0001 par value, 50,000,000 shares authorized,
    24,500,648 issued and outstanding at June 30, 2005
    and December 31, 2004) ...........................................................                 2,450              2,450
   Additional paid-in capital ........................................................            48,691,350         48,679,650
   Accumulated deficit ...............................................................           (46,919,233)       (44,181,361)
                                                                                                ------------       ------------
    Total stockholders' equity .......................................................             1,833,239          4,559,411
                                                                                                ------------       ------------
    Total liabilities and stockholders' equity .......................................          $  4,512,887       $  6,110,760
                                                                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three Months Ended               Six Months Ended
                                                                     June 30,                         June 30,
                                                                2005           2004             2005            2004
                                                           ------------    ------------     ------------    ------------
Revenues
    Research and development .......................       $  1,863,995    $    298,537     $  3,322,560    $    459,754
                                                           ------------    ------------     ------------    ------------

Operating expenses
    Selling, general and administrative ............            811,238       1,111,534        1,655,948       2,117,394
    Research and development .......................          2,582,752       1,026,450        4,134,391       2,045,991
    Patent preparation fees ........................             90,852          54,901          265,890         146,740
    Loss on impairment of intangible assets ........                            610,063                          610,063
                                                           ------------    ------------     ------------    ------------
      Total operating expenses .....................          3,484,842       2,802,948        6,056,229       4,920,188
                                                           ------------    ------------     ------------    ------------

      Operating loss ...............................         (1,620,847)     (2,504,411)      (2,733,669)     (4,460,434)

Other income (loss), net ...........................             (9,600)         14,776           (4,203)         31,231
                                                           ------------    ------------     ------------    ------------
      Net loss .....................................       $ (1,630,447)   $ (2,489,635)    $ (2,737,872)   $ (4,429,203)
                                                           ============    ============     ============    ============

Weighted average shares outstanding:
      Basic and diluted ............................         24,500,648      23,443,881       24,500,648      23,227,213
                                                           ============    ============     ============    ============
Net loss per share: basic and diluted ..............       $      (0.07)   $      (0.11)    $      (0.11)   $      (0.19)
                                                           ============    ============     ============    ============

   The accompanying notes are an integral part of these financial statements.

                            SIGA TECHNOLOGIES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                          2005              2004
                                                                                      -----------       -----------
Cash flows from operating activities:
  Net loss .....................................................................      $(2,737,872)      $(4,429,203)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Loss on impairment of intangible assets ....................................               --           610,063
    Loss on impairment of investments ..........................................           15,000                --
    Loss on write-off of prepaid expenses ......................................           91,083
    Depreciation ...............................................................           78,793           178,304
    Amortization of intangible assets ..........................................          632,864           278,152
    Issuance of stock options to non-employee directors ........................           11,700                --
    Changes in assets and liabilities:
      Accounts receivable ......................................................           46,174            (8,195)
      Prepaid expenses .........................................................           83,046           (19,695)
      Other assets .............................................................          (67,401)          (28,274)
      Accounts payable and accrued expenses ....................................          860,313           312,386
                                                                                      -----------       -----------
      Net cash used in operating activities ....................................         (986,300)       (3,106,462)
                                                                                      -----------       -----------
Cash flows from investing activities:
  Capital expenditures .........................................................         (613,578)          (30,222)
                                                                                      -----------       -----------
      Net cash used in investing activities ....................................         (613,578)          (30,222)
                                                                                      -----------       -----------
Cash flows from financing activities:
  Proceeds from note payable to GE Capital .....................................          267,986
  Net proceeds from issuance of common stock ...................................               --         6,784,607
  Proceeds from exercise of options and warrants ...............................               --            19,375
                                                                                      -----------       -----------
      Net cash provided from financing activities ..............................          267,986         6,803,982
                                                                                      -----------       -----------

Net increase (decrease) in cash and cash equivalents ...........................       (1,331,892)        3,667,298
Cash and cash equivalents at beginning of period ...............................        2,020,938         1,440,724
                                                                                      -----------       -----------
Cash and cash equivalents at end of period .....................................      $   689,046       $ 5,108,022
                                                                                      ===========       ===========

   The accompanying notes are an integral part of these financial statements.

    Notes to the June 30, 2005 Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The financial statements of SIGA Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Forms 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004, included in the 2004 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on commercially reasonable terms. Management believes that its anticipated cash flows, including receipt of funding from government contracts and grants, are sufficient to support its operations through the second quarter of 2006 and that sufficient cash flows will be available to meet the Company's business objectives. In the event that sufficient funds are not available, the Company will need to postpone or discontinue some or all of its planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, the success of the Company's research and development programs and the Company's ability to obtain adequate financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

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

Cash and cash equivalents

Cash and cash equivalents consist of short term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. Interest income is accrued as earned.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the various asset classes. Estimated lives are 5 years for laboratory equipment; 3 years for computer equipment; 7 years for furniture and fixtures; and the shorter of the estimated lives or the life of the lease for leasehold improvements. Maintenance, repairs and minor replacements are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Balance Sheet and any gain or loss is reflected in the Statement of Operations.

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

For the three month periods ended June 30, 2005 and 2004, revenues from National Institute of Health ("NIH") Small Business Innovation Research ("SBIR") grants approximated 95% and 61%, respectively, of total revenues recognized by the Company. For the six month periods ended June 30, 2005 and 2004, revenues from NIH SBIR grants approximated 94% and 55%, respectively, of total revenues recognized by the Company.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At June 30, 2005 and December 31, 2004 the Company had no allowance for doubtful accounts.

Research and development

Research and development expenses include costs directly attributable to the conduct of research and development programs, including employee related costs, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors, and facility costs, such as rent, utilities, and general support services. All costs associated with research and development are expensed as incurred. Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred.

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

Identified Intangible Assets

Acquisition-related intangible assets include acquired technology, customer contracts, grants and covenants not to compete, and are amortized on a straight line basis over periods ranging from 3.5 to 4 years.

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

The Company incurred losses for the six months ended June 30, 2005 and June 30, 2004 and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At June 30, 2005 and 2004, 68,038 shares of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. At June 30, 2005 and 2004, outstanding options to purchase 9,652,061 and 6,460,811 shares, respectively, of the Company's common stock with exercise prices ranging from $1.00 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At June 30, 2005 and 2004, outstanding warrants to purchase 8,469,594 and 8,619,594 shares, respectively, of the Company's common stock, with exercise prices ranging from $1.00 to $3.63 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

                                                                    Three Months Ended               Six Months Ended
                                                                           June 30,                       June 30,
                                                                     2005           2004             2005            2004
                                                                 -----------     -----------     -----------     -----------
Net loss, as reported .......................................    ($1,630,447)    ($2,489,635)    ($2,737,872)    ($4,429,203)
                                                                 ===========     ===========     ===========     ===========
Add: Stock-based employee compensation expense
recorded under APB No. 25 ...................................             --              --              --              --

Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects ......................       (240,907)       (169,653)       (452,043)       (267,803)
                                                                 -----------     -----------     -----------     -----------
Pro forma net loss applicable to common shareholders ........    ($1,871,354)    ($2,659,288)    ($3,189,915)    ($4,697,006)
                                                                 ===========     ===========     ===========     ===========

Net loss per share:
Basic and diluted -as reported ..............................    $     (0.07)    $     (0.11)    $     (0.11)    $     (0.19)
                                                                 ===========     ===========     ===========     ===========
Basic and diluted -pro forma ................................    $     (0.08)    $     (0.11)    $     (0.13)    $     (0.20)
                                                                 ===========     ===========     ===========     ===========

During the three months ended June 30, 2005 the Company granted each of its non-employee directors their annual award of 10,000 options under the Company's Amended and Restated 1996 Incentive and Non-Qualified Option Plan.

The options were granted on June 2, 2005, with an exercise price of $1.22 per share, the price of the Company's common shares as of the Company's 2005 annual meeting. The difference between the exercise price and the fair market value of the Company's common shares on the date of the grant resulted in non-cash compensation expense of $11,700. No options were awarded by the Company during the six months ended June 30, 2004.

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

3. Intangible Assets

Amortization expense recorded for the six months ended June 30, 2005 and 2004 was as follows:

                                                          Six Months Ended
                                                              June 30,
                                                       2005             2004
                                                   ------------    ------------

Amortization of acquired grants                    $    490,673    $         --
Amortization of customer contract and grants             16,714          72,630
Amortization of covenants not to compete                 84,167          95,972
Amortization of acquired technology                      41,310         109,550
                                                   ------------    ------------
                                                   $    632,864    $    278,152
                                                   ============    ============

4. Stockholders' Equity

At June 30, 2005, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

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

5. Related Parties

During the first six months of 2005, the Company incurred costs of $238,600 related to work performed by Transtech Pharma, Inc., a related party, and its affiliates in connection with one of the Company's lead product programs. On June 30, 2005, the Company's outstanding payables included $218,600 payable to the related party and its affiliates.

6. Note Payable

On May 20, 2005, the Company borrowed approximately $276,000 under a Promissory Note payable to General Electric Capital Corporation. The note is payable in 36 monthly installments of principal and interest of 10.31% per annum. The note is secured by a master security agreement dated as of April 29, 2005 and by specific property listed under the master security agreement.

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

      We do not have commercial biomedical products, and we do not expect to have such products for one to three years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for one to three years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

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

Contractual Obligations, Commercial Commitments and Purchase Obligations

      As of June 30, 2005, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

         Year ended December 31,
             2005                        $      239,700
             2006                               255,400
             2007                               261,800
             2008                               133,200
             2009                               135,900
             2010                                22,700
                                         --------------
         Total                           $    1,048,700
                                         ==============

Results of Operations

Three months ended June 30, 2005 and June 30, 2004

      Revenues from grants and research and development contracts were approximately $1.9 million for the three months ended June 30, 2005, compared to $299,000 for the three months ended June 30, 2004. The increase relates to the award of two Phase I and two Phase II SBIR grants by the NIH during the third quarter of 2004. The Phase II grants are for a two year period ending in the third quarter of 2006. The total award for these grants was approximately $12.1 million. For the three months ended June 30, 2005 we recorded revenues of $1.7 million from these grants. We also received a one year SBIR grant from the NIH for $252,000 in August 2004 to support our Strep vaccine program. For the three months ended June 30, 2005 we recorded revenue of $60,600 from this grant. Revenue from our contract with the U.S. Army approximated $94,100 for the three month period ending June 30, 2005; compared to $92,600 for the same period in 2004. During the three months ending June 30, 2004 we recognized revenue of $182,000 from an SBIR grant that ended in the second quarter of 2004 for our DegP anti infective.

      Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2005 and 2004 approximated $811,000 and $1.1 million, respectively. The decline of $300,000 or 27% is mainly attributed to a decline of $99,000 in legal fees, a decline of $112,000 in payroll expenses and a decline of $106,300 in consulting fees. Higher legal fees during the three months ending June 30, 2004 were due to the review and amendment of our corporate governance policies and procedures to ensure compliance with Sarbanes Oxley and NASDAQ requirements. Legal expenses in the second quarter of 2004 were also incurred in connection with the sale of certain non-core vaccine assets and a legal action that the Company initiated against a former founder. The decline in payroll expenses relates to severance payment of approximately $270,000 made in May 2004 in connection with the termination of our former Presidents' employment agreement. The decline in payroll expenses for the three months was partially offset by the addition of a Chief Executive Officer and a Vice President of Business Development during the third quarter of 2004. Higher consulting expenses during the three months ended June 30, 2004 were incurred in connection with our efforts to secure certain government contracts.

      Research and development expenses were $2.6 million for the three months ended June 30, 2005; an increase of approximately 152% from the $1.0 million of expenses incurred for the three months ended June 30, 2004. Approximately $1.4 million of the increase related to preclinical development work in connection with our lead product programs. Amortization of intangible assets in the amount of $274,000 and $87,000 for the three months ended June 30, 2005 and 2004, respectively, represented approximately 12% of the increase.

      Patent preparation expenses for the three months ended June 30, 2005 were $91,000 compared to $55,000 for the three months ended June 30, 2004. The 60% increase is the result of increased costs arising from the Plexus Vaccine Inc. and ViroPharma Incorporated asset acquisitions.

      Loss on impairment of intangible assets of $610,000 was recorded in the three months ended June 30, 2004. In May 2004, we sold intangible assets from our immunological bioinformatics technology and certain non-core vaccine development assets to a privately-held company, Pecos Labs, Inc. ("Pecos") in exchange for 150,000 shares of Pecos' common stock. In addition, concurrent with the asset transfer, we terminated our employment agreement with our former President and reduced the covenants not to compete with the former President to one year from the date of termination. As a result of that transaction, we performed an impairment review of our intangible assets in accordance with SFAS 144 and recorded an impairment charge of $610,000. The impairment of intangible assets consists of $307,000 of impairment related to grants transferred to Pecos and $303,000 of impairment related to the reduction in the covenants not to compete to one year from the date of terminating the Presidents' employment agreement with us.

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

      Other loss of $9,600 for the three months ended June 30, 2005 comprised of interest income of approximately $5,400 and loss on impairment of our investment in Pecos' common stock of $15,000. Other income of $14,800 for the same period in 2004 comprised of interest income. The decline in interest income is the result of lower cash balances in the three months ended June 30, 2005 compared to the prior year period.

Six months ended June 30, 2005 and June 30, 2004

      Revenues from grants and research and development contracts were approximately $3.3 million for the six months ended June 30, 2005, compared to $460,000 for the six months ended June 30, 2004. The increase relates to the award of two Phase I and two Phase II SBIR grants by the NIH during the third quarter of 2004. The Phase II grants are for a two year period ending in the third quarter of 2006. The total award for these grants was approximately $12.1 million. For the six months ended June 30, 2005 we recorded revenues of $3.0 million from these grants. We also received a one year SBIR grant from the NIH for $252,000 in August 2004 to support our Strep vaccine program. For the six months ended June 30, 2005 we recorded revenue of $127,400 from this grant. Revenue from our contract with the U.S. Army approximated $188,000 for the six month period ending June 30, 2005; compared to $181,000 for the same period in 2004. During the six months ending June 30, 2004 we recognized revenue of $255,000 from an SBIR grant for our DegP anti infective that we completed in the second quarter of 2004.

      Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 2005 and 2004 approximated $1.7 million and $2.1 million, respectively. The decline of $461,000 or 22% is mainly attributed to a decline of $307,000 in legal fees, a decline of $75,000 in accounting fees and a decline of $193,000 in consulting fees. Higher legal fees during the six months ending June 30, 2004 were due to the review and amendment of our corporate governance policies and procedures to ensure compliance with Sarbanes Oxley and NASDAQ requirements. Legal expenses in the first six months of 2004 were also incurred in connection with the sale of certain non-core vaccine assets and a legal action that the Company initiated against a former founder. The higher accounting expenses during the six months period ended June 30, 2004 was mainly related to the sale of certain non-core vaccine assets and the review of a potential acquisition. Higher consulting expenses during the six months ended June 30, 2004 were incurred in connection with our efforts to secure certain government contracts.

      Research and development expenses were $4.1 million for the six months ended June 30, 2005; an increase of approximately 102% or $2.1 from the $2.0 million of expenses incurred for the six months ended June 30, 2004.

Approximately $1.8 million of the increase related to preclinical development work in connection with our lead product programs. Amortization of intangible assets in the amount of $549,000 and $183,000 for the six months ended June 30, 2005 and 2004, respectively, represented approximately 18% of the increase.

      Patent preparation expenses for the six months ended June 30, 2005 were $265,600 compared to $146,700 for the six months ended June 30, 2004. The 82% increase is the result of increased costs arising from the Plexus Vaccine Inc. and ViroPharma Incorporated asset acquisitions.

      Loss on impairment of intangible assets of $610,000 was recorded during the six months ended June 30, 2004. In May 2004, we sold intangible assets from our immunological bioinformatics technology and certain non-core vaccine development assets to a privately-held company, Pecos Labs, Inc. ("Pecos") in exchange for 150,000 shares of Pecos' common stock. In addition, concurrent with the asset transfer, we terminated our employment agreement with our former President and reduced the covenants not to compete with the former President to one year form the date of termination. As a result of that transaction, we performed an impairment review of our intangible assets in accordance with SFAS 144 and recorded an impairment charge of $610,000. The impairment of intangible assets consists of $307,000 of impairment related to grants transferred to Pecos and $303,000 of impairment related to the reduction in the covenants not to compete to one year from the date of terminating the former Presidents' employment agreement with us.

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

      Other loss of $4,200 for the six months ended June 30, 2005 comprised of interest income of approximately $10,800 and loss on impairment of our investment in Pecos' common stock of $15,000. Other income of $31,200 for the same period in 2004 was comprised of interest income. The decline in interest income is the result of lower cash balances in the six months ended June 30, 2005 compared to the prior year period.

Liquidity and Capital Resources

      The financial statements of SIGA Technologies have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

      As of June 30, 2005 we had approximately $689,000 in cash and cash equivalents. We believe that these funds and our anticipated cash flows, including receipt of funding from government contracts and grants, will be sufficient to support our operations through the second quarter of 2006.

      We have incurred cumulative net losses and expect to incur additional losses to perform further research and development activities. We do not have commercial products and have limited capital resources. Our plans with regard to these matters include continued development of our products as well as seeking additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on commercially reasonable terms.

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

Safe Harbor Statement

      This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include the risks that (a) potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (b) SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (c) SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (d) SIGA may not be able to secure funding from anticipated government contracts and grants, (e) SIGA may not be able to secure or enforce adequate legal protection, including patent protection, for its products and (f) unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      None

Item 4. Controls and Procedures

      (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief
Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

      (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

      (a)   The Company held its annual meeting of Stockholders on May 12, 2005.

      (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for the directors as listed in the definitive proxy statement of the Company dated May 2, 2005, and all such nominees were elected.

      (c) Briefly described below is each matter voted upon at the annual meeting of Stockholders.

            (1) Election of the following individuals to hold office as Directors of the Company for terms of one year Total common stock voted was 21,653,369

                                                                  Number of
                                               Shares Voted          For              Withheld
                                               ------------       ----------          --------
                  Donald G. Drapkin             21,653,369        20,948,838           704,531
                  James J. Antal                21,653,369        21,509,389           143,980
                  Thomas E. Constance           21,653,369        21,456,927           196,442
                  Bernard L. Kasten, M.D        21,653,369        21,508,189           145,180
                  Adnan M. Mjalli, Ph.D         21,653,369        21,509,969           143,400
                  Mehmet C. Oz, M.D             21,653,369        20,951,838           701,531
                  Eric A. Rose, M.D             21,653,369        21,510,389           142,980
                  Paul G. Savas                 21,653,369        20,950,838           702,531
                  Judy S. Slotkin               21,653,369        21,509,969           143,400
                  Michael A. Weiner, M.D        21,653,369        21,456,927           196,442

            (2) Ratification and confirmation of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005. Total common stock voted was 21,621,619 in favor, 24,250 against and 7,500 abstained.

            (3) Approval of the amendment to the SIGA amended and restated 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") to increase the maximum number of shares of common stock available for issuance under the Plan from 10,000,000 to 11,000,000. Total common stock voted was 10,964,286 in favor, 1,317,282 against and 9,500 abstained.

Item 5. Other Information - None

Item 6. Exhibits

        * 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        * 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

          32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

          * Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      SIGA Technologies, Inc.
                                                      (Registrant)


      Date: August 15, 2005                      By: /s/ Thomas N. Konatich
                                                   -----------------------------

                                                      Thomas N. Konatich
                                                      Chief Financial Officer