Form 10-Q
period 2005-09-30
SIGA TECHNOLOGIES INC
filed 2005-11-08
CIK 1010086

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

         For the Quarter Ended September 30, 2005

                                       OR

|_| Transition Report Pursuant To Section 13 Or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period from ___________ to _____________

                           Commission File No. 0-23047

                          ----------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|.

As of November 8, 2005 the registrant had 26,500,648 shares of common stock outstanding.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk..........................................17

Item 4.   Controls and Procedures............................................................................17

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................................18

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...................18

Item 3.   Defaults Upon Senior Securities....................................................................18

Item 4.   Submission of Matters to Vote of Security Holders..................................................18

Item 5.   Other Information..................................................................................18

Item 6.   Exhibits...........................................................................................18

SIGNATURES...................................................................................................19

                             SIGA TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                September 30,
                                                                                                    2005                December 31,
                                                                                                 (Unaudited)               2004
                                                                                                ------------           ------------
ASSETS
Current assets
   Cash and cash equivalents .........................................................          $    193,856           $  2,020,938
   Accounts receivable ...............................................................               520,717                108,904
   Prepaid expenses ..................................................................               177,134                278,547
                                                                                                ------------           ------------
    Total current assets .............................................................               891,707              2,408,389

   Property, plant and equipment, net ................................................             1,051,774                508,015
   Goodwill ..........................................................................               898,334                898,334
   Intangible assets, net ............................................................             1,207,084              2,114,297
   Other assets ......................................................................               234,126                181,725
                                                                                                ------------           ------------
    Total assets .....................................................................          $  4,283,025           $  6,110,760
                                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable ..................................................................          $  1,157,868           $  1,148,277
   Accrued expenses and other ........................................................               327,051                403,072
   Note payable ......................................................................               107,520                     --
                                                                                                ------------           ------------
    Total current liabilities ........................................................             1,592,439              1,551,349

Non-current portion of note payable ..................................................               133,586                     --
Commitments and contingencies ........................................................                    --                     --

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 68,038 issued and outstanding at September 30, 2005
     and December 31, 2004) ..........................................................                58,672                 58,672
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     24,500,648 issued and outstanding at September 30, 2005
     and December 31, 2004) ..........................................................                 2,450                  2,450
   Additional paid-in capital ........................................................            48,691,350             48,679,650
   Accumulated deficit ...............................................................           (46,195,472)           (44,181,361)
                                                                                                ------------           ------------
    Total stockholders' equity .......................................................             2,557,000              4,559,411
                                                                                                ------------           ------------
    Total liabilities and stockholders' equity .......................................          $  4,283,025           $  6,110,760
                                                                                                ============           ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30,                         September 30,
                                                                 2005               2004               2005                2004
                                                             -----------       ------------        ------------        ------------
Revenues
    Research and development .........................       $ 2,910,065       $    532,724        $  6,232,625        $    992,478
                                                             -----------       ------------        ------------        ------------

Operating expenses
    Selling, general and administrative ..............           415,275            919,165           2,071,223           3,036,559
    Research and development .........................         1,764,980            826,827           5,899,371           2,872,818
    Patent preparation fees ..........................             8,031             83,580             273,921             230,320
    Purchased in-process research & development ......                --            568,329                  --             568,329
    Loss on impairment of intangible assets ..........                --                 --                  --             610,063
                                                             -----------       ------------        ------------        ------------
      Total operating expenses .......................         2,188,286          2,397,901           8,244,515           7,318,089
                                                             -----------       ------------        ------------        ------------

      Operating income (loss) ........................           721,779         (1,865,177)         (2,011,890)         (6,325,611)

Other income (loss), net .............................             1,982             27,824              (2,221)             59,055
                                                             -----------       ------------        ------------        ------------
      Net income (loss) ..............................       $   723,761       $ (1,837,353)       $ (2,014,111)       $ (6,266,556)
                                                             ===========       ============        ============        ============

Weighted average shares outstanding:
      Basic and diluted                                       24,500,648         23,443,881          24,500,648          23,462,307
                                                             ===========       ============        ============        ============
Net income (loss) per share: basic and diluted               $      0.03       $      (0.08)       $      (0.08)       $      (0.27)
                                                             ===========       ============        ============        ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                         Nine Months Ended
                                                                                                            September 30,
                                                                                                      2005                 2004
                                                                                                  ------------         ------------
Cash flows from operating activities:
 Net loss ................................................................................        $ (2,014,111)        $ (6,266,556)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Purchase in-process research & development ............................................                  --              568,329
   Loss on impairment of intangible assets ...............................................                  --              610,063
   Loss on impairment of investments .....................................................              15,000                   --
   Loss on write-off of prepaid expenses .................................................              91,083                   --
   Depreciation ..........................................................................             111,294              269,455
   Amortization of intangible assets .....................................................             907,213              473,564
   Stock based compensation ..............................................................                  --               47,400
   Issuance of stock options to non-employee directors ...................................              11,700                   --
   Changes in assets and liabilities:
    Accounts receivable ..................................................................            (411,813)              (2,719)
    Prepaid expenses .....................................................................              10,330              (38,760)
    Other assets .........................................................................             (67,401)             (27,977)
    Accounts payable and accrued expenses ................................................             (66,430)             331,776
                                                                                                  ------------         ------------
    Net cash used in operating activities ................................................          (1,413,135)          (4,035,425)
                                                                                                  ------------         ------------
Cash flows from investing activities:
  Acquisition of intangible assets .......................................................                  --           (1,033,022)
  Capital expenditures ...................................................................            (655,053)             (49,932)
                                                                                                  ------------         ------------
    Net cash used in investing activities ................................................            (655,053)          (1,082,954)
                                                                                                  ------------         ------------
Cash flows from financing activities:
 Proceeds from note payable ..............................................................             276,435                   --
 Repayment of note payable ...............................................................             (35,329)                  --
 Net proceeds from issuance of common stock ..............................................                  --            6,784,607
 Proceeds from exercise of options and warrants ..........................................                  --               69,375
                                                                                                  ------------         ------------
   Net cash provided from financing activities ...........................................             241,106            6,853,982
                                                                                                  ------------         ------------
Net increase (decrease) in cash and cash equivalents .....................................          (1,827,082)           1,735,603
Cash and cash equivalents at beginning of period .........................................           2,020,938            1,440,724
                                                                                                  ------------         ------------
Cash and cash equivalents at end of period ...............................................        $    193,856         $  3,176,327
                                                                                                  ============         ============

Non-cash supplemental information:
 Conversion of preferred stock to common stock ...........................................        $         --         $     13,994
 Transfer of intangible assets for investment in Pecos Labs, Inc. ........................        $         --         $     15,000
 Shares issued for acquisition of assets from ViroPharma Incorporated ....................        $         --         $  1,480,000
 Shares issued for services ..............................................................        $         --         $     47,400

   The accompanying notes are an integral part of these financial statements.

        Notes to the September 30, 2005 Financial Statements (Unaudited)

1. Basis of Presentation

The financial statements of SIGA Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Forms 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2004, included in the 2004 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on commercially reasonable terms. Management believes that its anticipated cash flows, including receipt of funding from government contracts and grants, are sufficient to support its operations through the third quarter of 2006 and that sufficient cash flows will be available to meet the Company's business objectives. In the event that sufficient funds are not available, the Company will need to postpone or discontinue some or all of its planned operations and projects. Continuance of the Company as a going concern is dependent upon, among other things, the success of the Company's research and development programs and the Company's ability to obtain adequate financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

On November 2, 2005, the Company entered into a Securities Purchase Agreement for the issuance and sale of 2,000,000 shares of the Company's common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants are exercisable at 110% of the closing price on the closing date of the transaction at any time and from time to time through and including the seventh anniversary of the closing date. The investors are also entitled to purchase additional shares of the Company's common stock for a gross amount of $2,000,000 at an initial price of $1.10 per share for a period of 90 trading days following the effectiveness of a registration statement. With respect to the transaction, the Company entered into an Exclusive Finder's Agreement. Finders fee under the agreement include cash compensation of 7% of the gross amount financed and a warrant to acquire 60,000 shares of the Company's common stock at terms equal to the investors' warrants. The Company received gross proceeds of $2,000,000 from the transaction on November 3, 2005.

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

For the three month periods ended September 30, 2005 and 2004, revenues from National Institutes of Health ("NIH") Small Business Innovation Research
("SBIR") grants approximated 92% and 83%, respectively, of total revenues recognized by the Company. For the nine month periods ended September 30, 2005 and 2004, revenues from NIH SBIR grants approximated 93% and 70%, respectively, of total revenues recognized by the Company.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At September 30, 2005 and December 31, 2004 the Company had no allowance for doubtful accounts.

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

Net income (loss) per common share

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

The Company incurred losses for the nine months ended September 30, 2005 and September 30, 2004 and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At September 30, 2005 and 2004, 68,038 shares of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. At September 30, 2005 and 2004, outstanding options to purchase 9,538,228 and 8,500,561 shares, respectively, of the Company's common stock with exercise prices ranging from $1.00 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At September 30, 2005 and 2004, outstanding warrants to purchase 8,419,594 and 8,478,310 shares, respectively, of the Company's common stock, with exercise prices ranging from $1.45 to $3.60 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30,                   September 30,
                                                                            2005            2004            2005           2004
                                                                       ------------    ------------     -----------    -----------
Net profit (loss), as reported ....................................    $    723,761    $ (1,837,353)    $(2,014,111)   $(6,266,556)
                                                                       ============    ============     ===========    ===========
Add: Stock-based employee compensation expense
recorded under APB No. 25 .........................................              --              --         (11,700)            --
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects ............................        (172,201)       (816,882)       (624,243)    (1,084,685)
                                                                       ------------    ------------     -----------    -----------
Pro forma net profit (loss) applicable to common shareholders .....    $    551,560    $ (2,654,235)    $(2,650,054)   $(7,351,241)
                                                                       ============    ============     ===========    ===========
Net profit (loss) per share:
Basic and diluted -as reported ....................................    $       0.03    $      (0.08)    $     (0.08)   $     (0.27)
                                                                       ============    ============     ===========    ===========
Basic and diluted -pro forma ......................................    $       0.02    $      (0.11)    $     (0.11)   $     (0.31)
                                                                       ============    ============     ===========    ===========

On June 2, 2005, the Company granted each of its non-employee directors their annual award of 10,000 options under the Company's Amended and Restated 1996 Incentive and Non-Qualified Option Plan. The options have an exercise price of $1.22 per share, the price of the Company's common shares as of the Company's 2005 annual meeting. The difference between the exercise price and the fair market value of the Company's common shares on the date of the grant resulted in non-cash compensation expense of $11,700. There were no other options grants during the nine months ended September 30, 2005. The weighted average fair value of options granted to employees during 2004 was $1.08 using the Black-Scholes option pricing model. The following assumptions were used for 2004: no dividend yield, expected volatility of 100%, weighted average free interest rates of 3.89% and a weighted average expected term of 6.5 years.

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

3. Research Agreements

On September 1, 2005, the Company entered into an agreement with Saint Louis University for the continued development of one of the Company's leading compounds. The agreement is funded through the National Institutes of Health. Under the agreement, SIGA will receive approximately $1.0 million during the term of September 1, 2005 to February 28, 2006. Revenues will be recognized as services are performed.

On September 22, 2005, the Company entered into a $3.2 million, one year contract with the United States Army Medical Research and Material Command ("USAMRMC"). The agreement, for the rapid identification and treatment of anti-viral diseases, is funded through the United States Air Force ("USAF"). Advance payments under the agreement, received prior to the performance of services, are deferred and recognized as revenue as the related services are performed. On October 4, 2005, the Company received advance payment of $1.0 million. Three equal advance payments of $733,333 are scheduled for on or about January 1, 2006, April 1, 2006 and July 1, 2006.

4. Intangible Assets

Amortization expense recorded for the nine months ended September 30, 2005 and 2004 was as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                        2005            2004
                                                   ------------    ------------

Amortization of acquired grants                    $    736,010    $     81,780
Amortization of customer contract and grants             25,070          80,987
Amortization of covenants not to compete                 84,167         146,472
Amortization of acquired technology                      61,966         164,325
                                                   ------------    ------------
                                                   $    907,213    $    473,564
                                                   ============    ============

5. Stockholders' Equity

At September 30, 2005, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

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

6. Related Parties

During the nine months ended September 30, 2005, the Company incurred costs of $301,600 related to work performed by Transtech Pharma, Inc., a related party, and its affiliates in connection with one of the Company's lead product programs. On September 30, 2005, the Company's outstanding payables included $186,700 payable to the related party and its affiliates. Revenues for the nine months ended September 30, 2005 included $25,400 related to services provided by the Company to Transtech Pharma, Inc. The balance is included in the Company's accounts receivable on September 30, 2005.

7. Note Payable

On May 20, 2005, the Company borrowed approximately $276,000 under a Promissory Note payable to General Electric Capital Corporation. The note is payable in 36 monthly installments of principal and interest of 10.31% per annum. The note is secured by a master security agreement dated as of April 29, 2005 and by specific property listed under the master security agreement.

8. Commitments and Contingencies

As of September 30, 2005, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

   Year ended December 31,
       2005                                        $   114,900
       2006                                            255,400
       2007                                            261,800
       2008                                            133,200
       2009                                            135,900
       2010                                             22,700
                                                   -----------
   Total                                           $   923,900
                                                   ===========

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

Overview

      Since our inception in December 1995, we have been principally engaged in the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as Smallpox and Arenaviruses. The effort to develop a drug for Smallpox is being aided by SBIR grants from the NIH totaling approximately $5.3 million that were awarded in the third quarter of 2004 and a $1.6 million contract with the U.S. Army which began in January 2003. The Arenavirus program is being supported by SBIR grants from the NIH totaling approximately $5.8 million that were awarded in the third quarter of 2004.

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

Results of Operations

Three months ended September 30, 2005 and September 30, 2004

Revenues from grants and research and development contracts were approximately $2.9 million for the three months ended September 30, 2005, compared to $533,000 for the three months ended September 30, 2004. The increase mainly relates to the award of two Phase I and two Phase II SBIR grants by the NIH during the third quarter of 2004. The Phase II grants are for a two year period ending in the third quarter of 2006. The total award for these grants is approximately $11.1 million. For the three months ended September 30, 2005 and 2004 we recorded revenues of $2.7 million and $430,000, respectively, from these grants. Approximately $1.1 million of the revenue recognized from these grants during the three months ended September 30, 2005, related to expenditures that the Company incurred during the quarter ended June 30, 2005, prior to approval of the second year of these grants. We also received a one year SBIR grant from the NIH for $252,000 in August 2004 to support our Strep vaccine program. For the three months ended September 30, 2005 and 2004 we recorded revenue of $12,000 and $14,000, respectively, from this grant. Revenue from our contract with the U.S. Army approximated $94,100 for the three month period ending September 30, 2005; compared to $88,000 for the same period in 2004. On September 1, 2005, the Company entered into an agreement with Saint Louis University for the continued development of one of the Company's leading compounds. The agreement is funded through the National Institutes of Health. Under the agreement, SIGA will receive approximately $1.0 million during the term of September 1, 2005 to February 28, 2006. Revenues are recognized as services are performed. For the three months ended September 30, 2005, the Company recognized revenues of $50,000 from the agreement. On September 22, 2005, the Company entered into a $3.2 million, one year contract with USAMRMC. The agreement, for the rapid identification and treatment of anti-viral diseases, is funded through the USAF (the "USAF Agreement"). Advance payments under the USAF Agreement, received prior to the performance of services, are deferred and recognized as revenue as the related services are performed. For the three months ended September 30, 2005, the Company recognized revenues of $73,000 from the USAF Agreement. On October 4, 2005, the Company received advance payment of $1.0 million. Three equal advance payments of $733,333 are scheduled for on or about January1, 2006, April 1, 2006 and July 1, 2006.

      Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2005 and 2004 declined by 504,000 or 55%, to $415,000 from $919,000, respectively. During the three months ended September 30, 2005, the Company recorded a credit of $200,000 in legal expenses which resulted from the re-negotiation of certain legal invoices. In addition to the credit recorded by the Company, legal fees declined by approximately $200,000 from the three months ended September 30, 2004 reflecting higher legal fees during the 2004 period due to the acquisition of certain assets from ViroPharma Incorporated ("Viropharma"), the review and amendment of our corporate governance policies and procedures to ensure compliance with Sarbanes Oxley and NASDAQ requirements. Consulting fees for the three months ended September 30, 2005 declined $60,000 from the three months ended September 30, 2004 mainly due to certain expenditures incurred in 2004 in connection with our efforts to secure certain government contracts.

      Research and development expenses were $1.8 million for the three months ended September 30, 2005; an increase of approximately 113% from the $827,000 of expenses incurred for the three months ended September 30, 2004. Approximately $623,000 of the increase related to preclinical development work in connection with our lead product programs. Payroll expenses for the three months ended September 30, 2005 increased $203,000 from the same period in 2004 mainly due to the hiring of 8 additional scientists in 2005. Amortization of intangible assets in the amount of $274,000 and $145,000 for the three months ended September 30, 2005 and 2004, respectively, represented approximately 17% of the increase.

      Patent preparation expenses for the three months ended September 30, 2005 were $8,000 compared to $84,000 for the three months ended September 30, 2004. We incurred higher costs during the 2004 three months period for the filings of patents in connection with the assets acquired from Plexus Vaccine Inc. and the ViroPharma assets acquisition.

      For the three months ended September 30, 2004, as a result of the acquisition of certain assets from Viropharma, we immediately expensed $568,000 as purchased in-process research and development ("IPRD"). The amount expensed as IPRD was attributed to certain technology that has not reached technological feasibility and has no alternative future use.

      Other income of $2,000 for the three months ended September 30, 2005 reflected interest income for the period. Other income of $27,800 for the same period in 2004 was comprised of interest income of $12,800 and $15,000 received by SIGA as a result of a settlement of a lawsuit against one of the Company's founders.

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

Nine months ended September 30, 2005 and September 30, 2004

Revenues from grants and research and development contracts were approximately $6.2 million for the nine months ended September 30, 2005, compared to $992,000 for the nine months ended September 30, 2004. The increase mainly relates to the award of two Phase I and two Phase II SBIR grants by the NIH during the third quarter of 2004. The Phase II grants are for a two year period ending in the third quarter of 2006. The total award for these grants is approximately $11.1 million. For the nine months ended September 30, 2005 and 2004 we recorded revenues of $5.7 million and $430,000, respectively, from these grants. We also received a one year SBIR grant from the NIH for $252,000 in August 2004 to support our Strep vaccine program. For the nine months ended September 30, 2005 and 2004 we recorded revenue of $140,000 and $14,000, respectively, from this grant. Revenue from our contract with the U.S. Army approximated $282,000 for the nine month period ending September 30, 2005; compared to $269,000 for the same period in 2004. On September 1, 2005, the Company entered into an agreement with Saint Louis University for the continued development of one of the Company's leading compounds. The agreement is funded through the National Institutes of Health. Under the agreement, SIGA will receive approximately $1.0 million during the term of September 1, 2005 to February 28, 2006. Revenues are recognized as services are performed. For the nine months ended September 30, 2005, the Company recognized revenues of $50,000 from the agreement. On September 22, 2005, the Company entered into a $3.2 million, one year contract with USAMRMC. The agreement, for the rapid identification and treatment of anti-viral diseases, is funded through the USAF (the "USAF Agreement"). Advance payments under the USAF Agreement, received prior to the performance of services, are deferred and recognized as revenue as the related services are performed. For the nine months ended September 30, 2005, the Company recognized revenues of $73,000 from the USAF Agreement. During the nine months ending September 30, 2004 we recognized revenue of $255,000 from an SBIR grant for our DegP anti infective that we completed in the second quarter of 2004.

      Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2005 and 2004 approximated $2.1 million and $3.0 million, respectively. The decline of $900,000 or 31% is mainly attributed to a decline of $720,000 in legal fees, a decline of $81,000 in accounting fees and a decline of $212,000 in consulting fees. During the nine months ended September 30, 2005, SIGA recorded a credit of $200,000 in legal expenses which resulted from the re-negotiation of certain legal invoices. In addition to the credit recorded by the Company, legal fees declined by approximately $520,000 from the nine months ended September 30, 2004 reflecting higher legal fees during the 2004 period due to the acquisition of certain assets from ViroPharma, the review and amendment of our corporate governance policies and procedures to ensure compliance with Sarbanes Oxley and NASDAQ requirements. Legal expenses in the first nine months of 2004 were also incurred in connection with the sale of certain non-core vaccine assets and a legal action that the Company initiated against a former founder. The higher accounting expenses during the nine months period ended September 30, 2004 was mainly related to the acquisition of certain assets from ViroPharma, the sale of certain non-core vaccine assets and the review of a potential acquisition. Higher consulting expenses during the nine months ended September 30, 2004 were incurred in connection with our efforts to secure certain government contracts.

      Research and development expenses were $5.9 million for the nine months ended September 30, 2005; an increase of approximately 105% or $3.0 million from the $2.9 million of expenses incurred for the nine months ended September 30, 2004. Approximately $2.4 million of the increase related to preclinical development work in connection with our lead product programs. Payroll expenses for the nine months ended September 30, 2005 increased $497,000 from the same period in 2004 mainly due to the hiring of 8 additional scientists in 2005. Amortization of intangible assets in the amount of $823,000 and $327,000 for the nine months ended September 30, 2005 and 2004, respectively, represented approximately 17% of the increase.

      Patent preparation expenses for the nine months ended September 30, 2005 were $274,000 compared to $230,000 for the nine months ended September 30, 2004. The increase of $40,000 is the result of increased costs arising from the Plexus Vaccine Inc. and ViroPharma Incorporated asset acquisitions, which were incurred in the second half of 2004 and the first half of 2005.

      Loss on impairment of intangible assets of $610,000 was recorded in the second quarter of 2004. In May 2004, we sold intangible assets from our immunological bioinformatics technology and certain non-core vaccine development assets to a privately-held company, Pecos Labs, Inc. ("Pecos") in exchange for 150,000 shares of Pecos' common stock. In addition, concurrent with the asset transfer, we terminated our employment agreement with our former President and reduced the covenants not to compete with the former President to one year from the date of termination. As a result of that transaction, we performed an impairment review of our intangible assets in accordance with SFAS 144 and recorded an impairment charge of $610,000. The impairment of intangible assets consists of $307,000 of impairment related to grants transferred to Pecos and $303,000 of impairment related to the reduction in the covenants not to compete to one year from the date of terminating the Presidents' employment agreement with us.

      As a result of the acquisition of certain assets from Viropharma in August 2004, we immediately expensed $568,000 as purchased in-process research and development ("IPRD"). The amount expensed as IPRD was attributed to certain technology that has not reached technological feasibility and has no alternative future use.

      Other loss of $2,200 for the nine months ended September 30, 2005 comprised of interest income of approximately $12,800 and loss on impairment of our investment in Pecos' common stock of $15,000. Other income of $59,000 for the same period in 2004 was comprised of $44,000 interest income and $15,000 received by SIGA as a result of a settlement of a lawsuit against one of the Company's founders.

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

      As of September 30, 2005 we had approximately $194,000 in cash and cash equivalents. We believe that these funds and our anticipated cash flows, including receipt of funding from government contracts and grants, will be sufficient to support our operations through the third quarter of 2006.

      On November 2, 2005, the Company entered into a Securities Purchase Agreement for the issuance and sale of 2,000,000 shares of the Company's common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants are exercisable at 110% of the closing price on the closing date of the transaction at any time and from time to time through and including the seventh anniversary of the closing date. The investors are also entitled to purchase additional shares of the Company's common stock for a gross amount of $2,000,000 at an initial price of $1.10 per share for a period of 90 trading days following the effectiveness of a registration statement. With respect to the transaction, the Company entered into an Exclusive Finder's Agreement. Finders fee under the agreement include cash compensation of 7% of the gross amount financed and a warrant to acquire 60,000 shares of the Company's common stock at terms equal to the investors' warrants. The Company received gross proceeds of $2,000,000 from the transaction on November 3, 2005.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds - None

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

                                                        SIGA Technologies, Inc.
                                                        (Registrant)


     Date: November 8, 2005                   By: /s/ Thomas N. Konatich
                                                  ---------------------------

                                                        Thomas N. Konatich
                                                        Chief Financial Officer