Form 10-K
period 2005-12-31
SIGA TECHNOLOGIES INC
filed 2006-03-29
CIK 1010086

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the fiscal year ended December 31, 2005

      Or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________________ to _________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes |_| No |X|.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act Yes |_| No |X|.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one): Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 15, 2006 as reported on the Nasdaq SmallCap Market was approximately $29,946,000. As of March 15, 2006 the registrant had outstanding 26,500,648 shares of common stock.

================================================================================

                             SIGA Technologies, Inc.

                                    Form 10-K

                                Table of Contents

                                                                               Page No.
PART I

Item 1.   Business....................................................................2

Item 1A.  Risk Factors That May Affect Results of Operations and
          Financial Condition........................................................11

Item 1B.  Unresolved Staff Comments..................................................19

Item 2.   Properties.................................................................19

Item 3.   Legal Proceedings..........................................................19

Item 4.   Submission of Matters to a Vote of Security Holders........................19

PART II

Item 5.   Market For Registrant's Common Equity, Related Stockholder Matters
          and Issuer Purchases of Equity Securities..................................20

Item 6.   Selected Financial Data....................................................21

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations......................................................22

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.................30

Item 8.   Financial Statements and Supplementary Data................................31

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................53

Item 9A.  Controls and Procedures....................................................53

Item 9B.  Other Information..........................................................53

PART III

Item 10.  Directors and Executive Officers of the Registrant.........................54

Item 11.  Executive Compensation.....................................................57

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters............................................60

Item 13.  Certain Relationships and Related Transactions.............................64

Item 14.  Principal Accountant Fees and Services.....................................64

PART IV

Item 15.  Exhibits...................................................................65

SIGNATURES...........................................................................70

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

      SIGA is a biotechnology company incorporated in Delaware on December 9, 1996. We aim to discover, develop and commercialize novel anti-infectives, antibiotics and vaccines for serious infectious diseases, including products for use in defense against biological warfare agents such as Smallpox and
Arenaviruses (hemorrhagic fevers). Our lead product, SIGA-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005 the Food and Drug Administration (FDA) accepted our Investigational New Drug
(IND) application for SIGA-246 and granted the program "Fast-Track" status. Our anti-viral programs are designed to prevent or limit the replication of the viral pathogen. Our anti-infectives programs are aimed at the increasingly serious problem of drug resistance. We are also developing a technology for the mucosal delivery of our vaccines which may allow the vaccines to activate the immune system at the mucus lined surfaces of the body -- the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts -- the sites of entry for most infectious agents.

Product Candidates and Market Potential

      SIGA Biological Warfare Defense Product Portfolio

Anti-Smallpox Drug: Smallpox virus is classified as a Category A agent by the Center for Disease Control and Prevention (CDC) and is considered one of the most significant threats for use as a biowarfare agent. While deliberate introduction of any pathogenic agent would be devastating, we believe the one that holds the greatest potential for harming the general U.S. population is Smallpox. At present there is no effective drug with which to treat or prevent Smallpox infections. To address this serious risk, SIGA scientists have identified a lead drug candidate, SIGA-246, which inhibits vaccinia, cowpox, ectromelia (mousepox), monkeypox, camelpox, and variola replication in cell culture but not other unrelated viruses. Given the safety concerns with the current smallpox vaccine, there should be several uses for an effective smallpox antiviral drug: prophylactically, to protect the non-immune who are at risk to exposure; therapeutically, to prevent disease or death in those exposed to smallpox; and lastly, as an adjunct treatment to the immunocompromised. SIGA scientists are also working on several other smallpox drug targets, including the viral proteinases, to develop additional drug candidates for use in combination therapy if necessary. In December 2005, the FDA approved our IND application for SIGA-246. We plan to start Phase I clinical trials in 2006, to evaluate the safety and tolerability of single escalating doses of SIGA-246 in healthy volunteers. The Phase I human trials will be performed at the Bio-defense Clinical Research Branch of the National Institute of Allergy and Infectious Diseases (NIAID), which is part of the federal government's National Institutes of Health (NIH). The primary objective of the initial study will be to evaluate the safety and tolerability of single escalating doses of SIGA-246. In 2005, the drug demonstrated significant antiviral activity in various animal models of poxvirus disease, including the complete protection of golden ground squirrels from lethal doses of monkeypox virus.

      Anti-Arenavirus Drug: Arenaviruses are hemorrhagic fever viruses that have been classified as Category A agents by the CDC due to the great risk that they pose to public health and national safety. Among the Category A viruses recognized by the CDC, there are four hemorrhagic fever arenaviruses (Junin, Machupo, Guanarito and Sabia viruses) for which there are no FDA approved treatments available. In order to meet this threat, SIGA scientists have identified a lead drug candidate, ST-294, which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens. SIGA also has earlier stage programs against other hemorrhagic fever viruses including Lassa virus, Lymphocytic choriomeningitis virus (LCMV), and Ebola in development. We believe that the availability of hemorrhagic fever virus antiviral drugs will address national and global security needs by acting as a significant deterrent and defense against the use of arenaviruses as weapons of bioterrorism.

      Bacterial Commensal Vectors: Our scientists have developed methods that allow essentially any gene sequence to be expressed in Generally Regarded As Safe (GRAS) gram-positive bacteria, with the foreign protein being displayed on the surface of the live recombinant organisms. Since these organisms are inexpensive to grow and are very stable, this technology affords the possibility of rapidly producing live recombinant vaccines against any variety of biological agents that might be encountered, such as Bacillus anthracis (anthrax) or Smallpox. SIGA scientists are working to develop an alternative vaccine with improved safety for use in preventing human disease caused by pathogenic orthopoxviruses such as variola virus. To accomplish this goal we are utilizing our newly-developed BCV (bacterial commensal vector) technology. BCV utilizes gram-positive commensal bacteria, such as Streptococcus gordonii, (S. Gordonii) to express heterologous antigens of interest, either in secreted form or attached to its external surface. Phase I human clinical trials indicate that this S. gordonii strain is safe and well-tolerated in humans. In several different animal model systems S. gordonii has been shown to efficiently express various antigens and elicit protective immune responses (cellular, humoral and mucosal). We believe that the delivery of selected vaccinia virus antigens via this live bacterial vector system will provide an effective and safe method for prevention of smallpox in humans.

      Surface Protein Expression (SPEX/PLEX) System: Our scientists have harnessed the protein expression pathways of gram-positive bacteria and turned them into protein production factories. Using our proprietary SPEX or PLEX systems, we can produce foreign proteins at high levels in the laboratory for use in subunit vaccine formulations or other therapeutic applications. Furthermore, we can envision engineering these bacteria to colonize the mucosal surfaces of soldiers and/or civilians and secrete therapeutic molecules - e.g. anti-toxins that protect against aerosolized botulism toxin.

      Antibiotics: To combat the problems associated with emerging antibiotic resistance, our scientists are developing drugs designed to address a new target
- the bacterial adhesion organelles. Specifically, by using novel enzymes required for the transport and/or assembly of the proteins and structures that bacteria require for adhesion or colonization, we are developing new classes of broad spectrum antibiotics. This may prove invaluable in providing prompt treatment to individuals encountering an unknown bacterial pathogen in the air or food supply.

      Market for Biological Defense Programs

      The Department of Homeland Security (the "DHS") appropriation bill signed by President Bush on October 1, 2003 created a discretionary reserve of $5.6 billion to fund Project BioShield for a period of 10 years (www.aamc.org/advocacy/library/laborhhs/labor0022.htm). $3.4 billion may be obligated during the first 5 years of the bill, and was included in the United States government's budgets for fiscal 2004 and 2005 (www.whitehouse.gov/omb/budget/fy2006/tables.html). The remainder is reserved for the last 5 years of the bill. Project BioShield was introduced to encourage pharmaceutical and biotechnology companies to develop bioterrorism countermeasures. One of the major concerns in the field of biological warfare agents is Smallpox - although declared extinct in 1980 by the World Health Organization (WHO), there is a threat that a rogue nation or a terrorist group may have an illegal inventory of the virus that causes Smallpox. The only legal inventories of the virus are held under extremely tight security at the CDC in Atlanta, Georgia and at a laboratory in Russia. As a result of this threat, the U.S. government has announced its intent to make significant expenditures on finding a way to counteract the virus if turned loose by terrorists or on a battlefield. The Congressional Budget Office (the "CBO") reported that the DHS projects the acquisition of 60 million doses of new Smallpox vaccines over a three year period, commencing in 2005. Further the CBO reports that the DHS will spend an additional $1 billion to replace expired stocks in 2007-2013. The market opportunity for our biological warfare defense products has not been quantified as yet beyond the potential to obtain a share of the approximately $9 billion the federal government is committing to support research in the coming year.

      The FDA amended its regulations, effective June 30, 2002, so that certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear substances may be approved for use in humans based on evidence of effectiveness derived only from appropriate animal studies and any additional supporting data. We believe that this change could make it possible for us to have our products which have been proven effective in animal studies to be approved for sale within a relatively short time.

      SIGA Antibiotics Product Portfolio

      Our anti-infectives program is targeted principally toward drug-resistant bacteria and hospital-acquired infections. According to estimates from the CDC, approximately two million hospital-acquired infections occur each year in the United States. Our anti-infectives approaches aim to block the ability of bacteria to attach to and colonize human tissue, thereby blocking infection at the first stage in the infection process. By comparison, antibiotics available today act by interfering with either the structure or the metabolism of a bacterial cell, affecting its ability to survive and to reproduce. No currently available antibiotics target the attachment of a bacterium to its target tissue. We believe that, by preventing attachment, the bacteria should be readily cleared by the body's immune system. SIGA has Gram-positive, Gram-negative and broad spectrum antibiotic technologies.

      SIGA Antivirals Product Portfolio

      SIGA currently has the following antiviral programs which are in various stages of development ranging from initial research and screening to initiation of Phase I human clinical trials: Smallpox antiviral, New World Arenavirus antiviral, Old World Arenavirus antiviral, Filovirus (Ebola & Marburg) antivirals, Dengue Fever virus antiviral, and Bunyavirus antivirals. Currently there are no approved antivirals available against any of these viruses.

      Market for Anti-infective Programs

      There are currently approximately 83 million prescriptions written for antibiotics annually in the U.S (www.iatrogenic.org/library/antibioticlib.html). and it is estimated that the worldwide market for antibiotics was worth approximately 23.7 billion in 2004 (www.pharmaprojectsplus.com). Although our products are too early in development to make accurate assessments of how well they might compete, if successfully developed and marketed against other products currently existing or in development at this time, the successful capture of even a relatively small global market share could lead to a large dollar volume of sales. Some of the antivirals that SIGA is developing are for biowarfare agents and the market for that area is currently unknown, however, there is funding available to purchase these drugs in Project Bioshield as well as through the Department of Defense. Markets for the other antiviral programs at SIGA vary widely depending on the virus and where they are endemic. Each of these programs will be assessed on an individual basis as they approach the New Drug Application stage.

Technology

      Antiviral Technology: Two Approaches

      SIGA has two approaches to the discovery and development of new antiviral compounds: rational drug design and high-throughput screening (HTS). For rational drug design SIGA applies advanced receptor structure-based Virtual Ligand Screening technology for ligand/inhibitor discovery. The analysis of the structure reveals potentially "drugable" pockets. The technology allows us to utilize the three-dimensional structure of the target receptor to screen large virtual compound collections as well as databases of commercially available compounds and prioritize them for subsequent experimental validation. Rational drug design is also used to develop structure activity relationships and lead optimization.

      For HTS SIGA uses whole cell virus inhibition assays, pseudotype virus inhibition assays, as well as validated target biochemical assays. SIGA currently has a 200,000 small molecule compound library in-house that is utilized for screening in these various assays. This strategy allows for both target specific and target neutral screening and identification of novel antiviral compounds. Compounds are also screened for toxicity in various cell lines to develop a therapeutic index (TI) which is the concentration that the compound is toxic to 50% of the cells (CC50) divided by the concentration of compound required to inhibit 50% of the virus (EC50) (TI= CC50/EC50). Once hits are identified with an acceptable TI they are selected for chemical optimization and proceed in to the antiviral drug development pipeline.

      Vaccine Technologies: Mucosal Immunity and Vaccine Delivery

      Using proprietary technology licensed from Rockefeller University (Rockefeller), SIGA is developing specific commensal bacteria ("commensals") as a means to deliver mucosal vaccines. Commensals are harmless bacteria that naturally occupy the body's surfaces with different commensals inhabiting different surfaces, particularly the mucosal surfaces. Our vaccine candidates use genetically engineered commensals to deliver antigens for a variety of pathogens to the mucosal immune system. When administered, the genetically engineered commensals colonize the mucosal surface and replicate. By activating a local mucosal immune response, our vaccine candidates are designed to prevent infection and disease at the earliest possible stage, as opposed to most conventional vaccines which are designed to act after infection has already occurred.

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

      To target an immune response to a particular mucosal surface, a commensal vaccine would employ a commensal organism that naturally inhabits that surface. For example, vaccines targeting sexually transmitted diseases might employ Lactobacillus acidophilus, a commensal colonizing the female urogenital tract. Vaccines targeting gastrointestinal diseases could employ Lactobacillus casei, a commensal colonizing the gastrointestinal tract. We have conducted initial experiments using S. gordonii, a commensal that colonizes the oral cavity and which may be used in vaccines targeting pathogens that enter through the upper respiratory tract, such as the influenza virus.

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

      o Potential for combined vaccine delivery: The Children's Vaccine Initiative, a worldwide effort to improve vaccination of children sponsored by the WHO, has called for the development of combined vaccines, specifically to reduce the number of needle sticks per child, by combining several vaccines into one injection, thereby increasing compliance and decreasing disease. We believe our commensal delivery technology can be an effective method of delivery of multi-component vaccines within a single commensal organism that address multiple diseases or diseases caused by multiple strains of an infectious agent.

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

      Surface Protein Expression Systems ("SPEX" & "PLEX")

      The ability to overproduce many bacterial and human proteins has been made possible through the use of recombinant DNA technology. The introduction of DNA molecules into Escherichia coli (E. coli) has been the method of choice to express a variety of gene products, because of this bacterium's rapid reproduction and well-understood genetics. Yet, despite the development of many efficient E. coli-based gene expression systems, the most important concern continues to be associated with subsequent purification of the product. Recombinant proteins produced in this manner do not readily cross E. coli's outer membrane, and as a result, proteins must be purified from the bacterial cytoplasm or periplasmic space. Purification of proteins from these cellular compartments can be very difficult. Frequently encountered problems include low product yields, contamination with potentially toxic cellular material (i.e., endotoxin) and the formation of large amounts of partially folded polypeptide chains in non-active aggregates termed inclusion bodies.

      To overcome these problems, we have taken advantage of our knowledge of Gram-positive bacterial protein expression and anchoring pathways. This pathway has evolved to handle the transport of surface proteins that vary widely in size, structure and function. Modifying the approach used to create bacterial commensal mucosal vaccines, we have developed methods which, instead of anchoring the foreign protein to the surface of the recombinant Gram-positive bacteria, result in it being secreted into the surrounding medium in a manner which is readily amenable to simple batch purification. We believe the advantages of this approach include the ease and lower cost of Gram-positive bacterial growth, the likelihood that secreted recombinant proteins will be folded properly, and the ability to purify recombinant proteins from the culture medium without having to disrupt the bacterial cells and liberating cellular contaminants. Gram-positive bacteria may be grown simply in scales from those required for laboratory research up to commercial mass production. Recent developments in the construction of these recombinant bacteria have resulted in a plasmid-based expression system (PLEX), in which engineered genetic elements (plasmids) are cloned into commensal bacteria for protein production. This system allows for higher protein production levels than the original SPEX constructs. In addition, the PLEX and SPEX systems may be used in concert, enabling greater flexibility in protein secretion for purification or for surface expression of multiple proteins - e.g. for multi-component combination vaccines.

Collaborative Research and Licenses

      We have entered into the following license agreements, collaborative research arrangements and contracts:

      National Institutes of Health. In August 2004, we were awarded two Phase I and two Phase II Small Business Innovation Research (SBIR) grants totaling approximately $11.1 million to support our work on Smallpox and Arenaviruses. The grants were acquired as part of our acquisition of certain assets from ViroPharma

Incorporated ("Viropharma"). For the years ending December 31, 2005, 2004 and, 2003, we have recognized revenue from the SBIR grants of $6,596,000, $1,415,000, and $388,000 respectively.

      Prior to 2003, we received grants amounting to approximately $1.1 million to support our antibiotic and vaccine development programs including a Phase II SBIR grant for approximately $865,000 that began in 2002 and was completed in May 2004.

      As part of our operational strategy we routinely submit grants to the NIH. However, there is no assurance that we will receive additional grants.

      United States Army Medical Research and Material Command. In September 2005, we entered into a $3.2 million, one year contract with the United States Army Medical Research and Material Command (USAMRMC). The agreement, for the rapid identification and treatment of anti-viral diseases, is funded through the United States Air Force (USAF). It is anticipated that our efforts will aid the USAF Special Operations Command in its use of computational biology to design and develop specific countermeasures against biological threat agents Smallpox and Adenovirus. In 2005, we recognized revenue of $653,000 from this contract.

      United States Army Medical Research Acquisition Activity. In December 2002, we entered into a four year contract with the U.S. Army Medical Research Acquisition Activity (USAMRAA) to develop a drug to treat Smallpox. The contract start date was January 1, 2003 for the total amount of $1.6 million. Annual payments over the term of the agreement will be approximately $400,000. In the years ended December 31, 2005, 2004 and 2003 we recognized revenue of $427,000, $425,000, and $315,000 respectively.

      Saint Louis University. On September 1, 2005, we entered into an agreement with Saint Louis University for the continued development of one of our Smallpox drugs. The agreement is funded through the NIH. Under the agreement, SIGA will receive approximately $1.0 million during the term of September 1, 2005 to February 28, 2006. Revenues are recognized as services are performed. In 2005, we recognized revenues of $775,000 from the agreement.

      Oregon State University. Oregon State University (OSU) is also a party to our license agreement with Rockefeller (discussed below), whereby we have obtained the right and license to make, use and sell products for the therapy, prevention and diagnosis of diseases caused by streptococcus. Pursuant to a separate research support agreement with OSU, we provided funding for sponsored research through December 31, 1999, with exclusive license rights to all inventions and discoveries resulting from this research. At this time, no additional funding is contemplated under this agreement, however, we retain the exclusive licensing rights to the inventions and discoveries that may arise from this collaboration. The term of the agreement is for the duration of the patents licensed. As we do not currently know when any patents pending or future patents will expire, we cannot at this time determine the term of this agreement. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are compliant in all our obligations under the agreement.

      In September 2000, we entered into a subcontract with OSU. The contract is for a project which is targeted towards developing novel antiviral drugs capable of preventing disease and pathology for Smallpox in the event this pathogen were to be used as an agent of bioterrorism. The project is being funded by a grant from the NIH. The basic virology aspects of the project will be conducted at OSU and the drug development will be performed by us under the subcontract. The budget for the subcontract work was negotiated on a year by year basis with OSU and depended on the progress of the program and funding available. In the year ended December 31, 2001 we recognized revenue of $15,000. On October 5, 2001 the agreement was extended through August 31, 2002. For the period ended December 31, 2002 we recognized $75,000 in revenue. The agreement was extended again through August 31, 2003 and is now subject to renewal on a year to year basis. Through December 31, 2003, we received a total of $130,000 under the agreement. During the year ended December 31, 2003 work under the subcontract was completed.

      Regents of the University of California. In December 2000, we entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California ("Regents"). Under the license agreement we obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. As of December 31, 2005 we have made payments of approximately $101,000 under the license. In the event that we sub-license the license, we must pay Regents 15% of all royalty payments made to SIGA. We have currently met all our obligations under this agreement.

      Rockefeller University. In accordance with an exclusive worldwide license agreement with Rockefeller, we have obtained the right and license to make, use and sell mucosal vaccines based on gram-positive organisms and products for the therapy, prevention and diagnosis of diseases caused by streptococcus, staphylococcus and other organisms. The license covers eight issued U.S. patents and three issued European patents, as well as one pending U.S. patent application and one pending European application. The issued United States patents expire in 2008, 2014 (4), 2015 (2), and 2016, respectively. The agreement generally requires us to pay royalties on sales of products developed from the licensed technologies, and fees on revenues from sub-licensees, where applicable, and we are responsible for the costs of filing and prosecuting patent applications. Under the agreement, we paid Rockefeller approximately $850,000 to support research at Rockefeller. The agreement to fund research has ended and no payments have been made to the university since the year ended December 31, 1999. Under the agreement we are obligated to pay Rockefeller a royalty on net sales by SIGA at rates between 2.5% and 5% depending on product and amount of sales. On sales by any sub-licensee, we will pay Rockefeller a royalty of 15% of anything we receive. The term of the agreement is for the duration of the patents licensed. As we do not currently know when any patents pending or future patents will expire, we cannot at this time determine the term of this agreement. At the end of that term of the agreement, we have the right to continue to practice the then existing technical information as a fully paid, perpetual license. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are compliant in all our obligations under the agreement.

      TransTech Pharma, Inc. In October 2002, we entered into a drug discovery collaboration agreement with TransTech Pharma, Inc., a related party ("TransTech Pharma"). Under the agreement, SIGA and TransTech Pharma collaborate on the discovery, optimization and development of lead compounds to certain therapeutic agents. The costs of development are shared. SIGA and TransTech Pharma would share revenues generated from licensing and profits from any commercialized product sales. The agreement will be in effect until terminated by the parties or upon cessation of research or sales of all products developed under the agreement. If the agreement is terminated, relinquished or expires for any reason certain rights and benefits will survive the termination. Obligations not expressly indicated to survive the agreement will terminate with the agreement. No revenues were recognized in 2005, 2004 and 2003 from this collaboration.

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

      We have licensed the rights to eight issued U.S. patents and three issued European patents. These patents have varying lives and they are related to the technology licensed from Rockefeller for the strep and Gram-positive products. We have one additional patent application in the U.S. and one application in Europe relating to this technology. We are joint owner with Washington University of seven issued patents in the U.S. and one in Europe. In addition, there are four co-owned U.S. patent applications. These patents are for the technology used for the Gram-negative product opportunities. We are also exclusive owner of one U.S. patent and three U.S. patent applications. One of these U.S. patent applications relates to our DegP product opportunities.

The following are our patent positions as of December 31, 2005.

-------------------------------------------------------------------------------------------------------------------------
                                      Number         Number
                       Number     Co-Exclusively   Exclusively
                    Exclusively      Licensed       Licensed         Number
                   Licensed from       with        from Oregon    Exclusively      Number
                    Rockefeller     Washington        State      Licensed from    Owned by
    PATENTS            Univ.           Univ.       University         UCLA          SIGA        Patent Expiration Dates
-------------------------------------------------------------------------------------------------------------------------
                                                                                                2008, 2013(2), 2014(6),
      U.S.               8               7              1                             1         2015(2), 2016(2), 2017,
                                                                                                     2019, 2020(2)
-------------------------------------------------------------------------------------------------------------------------
   Australia             5               2              1                                          2009, 2013, 2014(2),
                                                                                                  2015, 2016, 2019, 2020
-------------------------------------------------------------------------------------------------------------------------
     Canada              2                                                                             2010, 2019
-------------------------------------------------------------------------------------------------------------------------
     Europe              3               1              1                                         2009, 2010, 2013, 2019,
                                                                                                          2020
-------------------------------------------------------------------------------------------------------------------------
    Hungary              1                                                                                2013
-------------------------------------------------------------------------------------------------------------------------
     Japan               2                                                                             2010, 2012
-------------------------------------------------------------------------------------------------------------------------
     Mexico              1                                                                                2016
-------------------------------------------------------------------------------------------------------------------------
  New Zealand            1                                                                                2016
-------------------------------------------------------------------------------------------------------------------------
     China               1                                                                                2016
-------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
                                              Number         Number
                              Number      Co-Exclusively   Exclusively       Number
                            Exclusively      Licensed       Licensed      Exclusively       Number
     APPLICATIONS          Licensed from       with        from Oregon   Licensed from     Owned by
                            Rockefeller     Washington        State           UCLA           SIGA
                               Univ.           Univ.       University
----------------------------------------------------------------------------------------------------
  U.S. applications             1               4                             2               3
----------------------------------------------------------------------------------------------------
  U.S. provisionals                                                                           6
----------------------------------------------------------------------------------------------------
         PCT                                                                                  2
----------------------------------------------------------------------------------------------------
      Australia                                                1              1               2
----------------------------------------------------------------------------------------------------
        Canada                  3               2              2              1               1
----------------------------------------------------------------------------------------------------
        Europe                  1               1              1              1               2
----------------------------------------------------------------------------------------------------
       Finland                  1
----------------------------------------------------------------------------------------------------
        Japan                   3               2              1              1               2
----------------------------------------------------------------------------------------------------
       Hungary                  1
----------------------------------------------------------------------------------------------------

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

      In order to test clinically, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug in the United States, a company must file an IND and receive clearance from the FDA. This application is a summary of the pre-clinical studies that were conducted to characterize the drug, including toxicity and safety studies, as well as an in-depth discussion of the human clinical studies that are being proposed.

      The pre-marketing program required for approval by the FDA of a new drug typically involves a time-consuming and costly three-phase process. In Phase I, trials are conducted with a small number of healthy patients to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with small groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for statistical proof of efficacy and safety required by the FDA and others.

      The FDA amended its regulations, effective June 30, 2002, so that certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear substances may be approved for use in humans based on evidence of effectiveness derived only from appropriate animal studies and any additional supporting data.

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

Competition

      The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include most of the major pharmaceutical companies, which have financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors include Acambis, Achillion Pharmaceuticals, Arrow Therapeutics, Avant Immuno-therapeutics, Inc., Bavarian Nordic AS, Chimerix Inc., Bioport, Pharmathene and Vaxgen. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. There is a possibility that our competitors will succeed in developing products that are more effective or less costly than any which are being developed by us or which would render our technology and future products obsolete and noncompetitive.

Human Resources and Facilities

      As of March 15, 2006 we had 42 full time employees. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be good.

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

      o     Nominating and Corporate Governance Committee Charter

      o     Procedure for Sending Communications to the Board of Directors

      o     Procedures   for   Security   Holder    Submission   of   Nominating
            Recommendations

      o     2004 Policy on Confidentiality of Information and Securities Trading

To review these documents, access www.siga.com/investor.html and click on "Corporate Governance."

Any of the above documents can also be obtained in print by any shareholder upon request to the Secretary, SIGA Technologies, Inc., 420 Lexington Avenue, Suite 408, New York, New York 10170.

Item 1A. Risk Factors

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

      We incurred net losses of approximately $2.3 million, $9.4 million, and $5.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005, 2004 and 2003, our accumulated deficit was approximately $46.5 million, $44.2 million and $34.8 million, respectively. We expect to continue to incur significant operating expenditures. We will need to generate significant revenues to achieve and maintain profitability.

      We cannot guarantee that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected. Because our strategy might include acquisitions of other businesses, acquisition expenses and any cash used to make these acquisitions will reduce our available cash.

Our business will suffer if we are unable to raise additional equity funding.

      We continue to be dependent on our ability to raise money in the equity markets. There is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional equity funds, we may be forced to discontinue or cease certain operations. We currently have sufficient operating capital to finance our operations beyond March 31, 2007. Our annual operating needs vary from year to year depending upon the amount of revenue generated through grants and licenses and the amount of projects we undertake, as well as the amount of resources we expend, in connection with acquisitions all of which may materially differ from year to year and may adversely affect our business.

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

o     sales and short selling activity of our common stock.

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

      In general, our research and development programs are at an early stage of development. To obtain FDA approval for our biological warfare defense products we will be required to perform two animal models and provide animal and human safety data. Our other products will be subject to the approval guidelines under FDA regulatory requirements which include a number of phases of testing in humans.

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

      o     be reimbursed by government and private insurers; and

      o     achieve customer acceptance.

      In addition, third parties may preclude us from marketing our drugs through enforcement of their proprietary rights that we are not aware of, or third parties may succeed in marketing equivalent or superior drug products. Our failure to develop safe, commercially viable drugs would have a material adverse effect on our business, financial condition and results of operations.

Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the United States government and collaborative and license agreements and we may not achieve sufficient revenues from these agreements to attain profitability.

      Until and unless we successfully make a product, our ability to generate revenues will largely depend on our ability to enter into additional collaborative agreements, strategic alliances, research grants, contracts and license agreements with third parties and maintain the agreements we currently have in place. Substantially all of our revenues for the years ended December 31, 2005, 2004 and 2003, respectively, were derived from revenues related to grants, contracts and license agreements. Our current revenue is derived from contract work being performed for the NIH under two major grants which are scheduled to expire in September 2006 and contracts with the U.S. Army which expire in September 2006 and December 2007. These agreements are for specific work to be performed under the agreements and could only be canceled by the other party thereto for non-performance. We may not earn significant milestone payments under our existing collaborative agreements until our collaborators have advanced products into clinical testing, which may not occur for many years, if at all.

      We have material agreements with the following collaborators:

      o National Institutes of Health. Under our collaborative agreement with the NIH we have received SBIR Grants totaling approximately $11.1 million in 2004. The term of these grants expire in September 2006. We are paid as the work is performed and the agreement can be cancelled for non-performance. We also have an agreement whereby the NIH is required to conduct and pay for the clinical trials of our strep vaccine product through phase II human trials. The NIH can terminate the agreement on 60 days written notice. If terminated, we receive copies of all data, reports and other information related to the trials. If terminated, we would have to find another source of funds to continue to conduct the trials. We are current in all our obligations under our agreements.

      o United States Army Medical Research and Material Command. In September 2005 we entered into a $3.2 million, one year contract with the USAMRMC. The agreement, for the rapid identification and treatment of anti-viral diseases, is funded through the USAF. It is anticipated that our efforts will aid the USAF Special Operations Command in its use of computational biology to design and develop specific countermeasures against biological threat agents Smallpox and Adenovirus. We are current in all our obligations under our agreement.

      o Saint Louis University. On September 1, 2005, we entered into an agreement with Saint Louis University for the continued development of one of our Smallpox drugs. The agreement is funded through the NIH. Under the agreement, SIGA will receive approximately $1.0 million during the term of September 1, 2005 to February 28, 2006. We are current in all our obligations under our agreement.

      o United States Army Medical Research Acquisition Activity. In December 2002, we entered into a four year contract with USAMRAA to develop a drug to treat Smallpox. We are current in all our obligations under our agreement.

      o Rockefeller University. The term of our agreement with Rockefeller is for the duration of the patents and a number of pending patents. As we do not currently know when any patents pending or future patents will expire, we cannot at this time definitively determine the term of this agreement. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are current in all obligations under the contract.

      o Oregon State University. OSU is a signatory of our agreement with Rockefeller. The term of this agreement is for the duration of the patents and a number of pending patents. As we do not currently know when any patents pending or future patents will expire, we cannot at this time definitively determine the term of this agreement. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are current in all obligations under the contract. We have also entered into a subcontract agreement with OSU for us to perform work under a grant OSU has from the NIH. The subcontract agreement was renewable annually and the current terms expired on August 31, 2003. Work on this agreement was completed in 2003.

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

      o TransTech Pharma, Inc. Under our collaborative agreement with TransTech Pharma, a related party, TransTech Pharma is collaborating with us on the discovery, optimization and development of lead compounds to certain therapeutic agents. We and TransTech Pharma have agreed to share the costs of development and revenues generated from licensing and profits from any commercialized products sales. The agreement will be in effect until terminated by the parties or upon cessation of research or sales of all products developed under the agreement. We are current in all obligations under this agreement.

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

      We included a summary of out patent  positions  as of December 31, 2005 in
Part I, Item 1 of this document.

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

      We expect to experience growth in the number of our employees and the scope of our operations. This future growth could place a significant strain on our management and operations. Our ability to manage this growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems and to hire, train and manage our employees.

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

      If we or others identify side effects after any of our products on the market, or if manufacturing problems occur:

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

The manufacture of biotechnology products can be a time-consuming and complex process which may delay or prevent commercialization of our products, or may prevent our ability to produce an adequate volume for the successful commercialization of our products.

      Our management believes that we have the ability to acquire or produce quantities of products sufficient to support our present needs for research and our projected needs for our initial clinical development programs. The manufacture of all of our products will be subject to current Good Manufacturing Practices (GMP) requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that we will be able to manufacture products, or have products manufactured for us, in a timely fashion at acceptable quality and prices, that we or third party manufacturers can comply with GMP, or that we or third party manufacturers will be able to manufacture an adequate supply of product.

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

      Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock and preferred stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. At December 31, 2005, Directors, Officers and principal stockholders beneficially owned approximately 46.0% of our stock.

Item 1B. Unresolved Staff Comments

      Not applicable.

Item 2. Properties

      Our headquarters are located in New York City and our research and development facilities are located in Corvallis, Oregon. In New York, we lease approximately 3,000 square feet under a lease that expires in November 2007. In Corvallis, we lease approximately 10,000 square feet under a lease that expires in December 2007.

Item 3. Legal Proceedings

      On February 28, 2006, Four Star Group, a Division of Executive Intelligence Network, LLC filed suit in the Supreme Court of the State if New York naming as defendants SIGA Technologies, Inc., Bernard Kasten and "John Odgen [sic]." In 2004, SIGA renewed a contract with Four Star under which Four Star was to assist SIGA in identifying and obtaining contracts and grants. Plaintiff Four Star alleges that SIGA breached its contract by allegedly failing to compensate Four Star within the time set by the contract and that SIGA breached the contract, and tortuously interfered with Four Star's contractual relationships, by allegedly soliciting and/or hiring certain affiliates of Four Star. Four Star and SIGA have stipulated that SIGA has until April 12, 2006 to answer, move or otherwise respond to the complaint. SIGA believes it has meritorious defenses to Four Star's claims.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

      Our common stock has been traded on the Nasdaq Capital Market since September 9, 1997 and trades under the symbol "SIGA." Prior to that time there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock, as reported on the Nasdaq Capital Market.

                                   Price Range

2004                                                          High         Low
First Quarter .........................................     $  2.34      $  1.85
Second Quarter ........................................     $  1.93      $  1.29
Third Quarter .........................................     $  1.63      $  1.23
Fourth Quarter ........................................     $  1.75      $  1.35

2005                                                          High         Low
First Quarter .........................................     $  1.69      $  1.28
Second Quarter ........................................     $  1.44      $  0.99
Third Quarter .........................................     $  1.10      $  0.70
Fourth Quarter ........................................     $  1.35      $  0.87

      As of March 15, 2006, the closing bid price of our common stock was $1.13 per share. There were 97 holders of record as of March 15, 2006. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker "street names."

      We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. We are not under any contractual restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

      All of the following sales of unregistered securities were made without registration under the Securities Act in reliance upon the exemption from registration afforded under Section 4(6) of the Securities Act and Rule 506 of Regulation D promulgated there under. Accordingly, the transfer of the securities is subject to substantial restrictions. Securities were only purchased by "Accredited Investors" as that term is defined under Rule 501 of Regulation D. Proceeds from the offerings were used for general working capital purposes.

      In November 2005, we sold 2,000,000 shares of our common stock at $1.00 per share and warrants to purchase 1,000,000 shares of our common stock. The warrants are initially exercisable at 110% of the closing price on the closing date of the transaction ($1.18 per share) at any time and from time to time through and including the seventh anniversary of the closing date. The investors are also entitled to purchase additional shares of our common stock for a gross amount of $2,000,000 at an initial price of $1.10 per share for a period of 90 trading days following the effectiveness of a registration statement. An initial registration statement relating to the common stock sold and the shares of common stock underlying the warrants became effective on December 2, 2005. With respect to the transaction, we entered into an Exclusive Finder's Agreement. Finder's fees under the agreement include cash compensation of 7% of the gross amount financed and a warrant to acquire 60,000 shares of our common stock at terms equal to the investors' warrants. Net proceeds from the November financing were $1,792,000.

      In August 2004, we acquired certain government grants and two early stage antiviral programs, Smallpox and Arenavirus, targeting certain agents of biological warfare from ViroPharma. As part of the purchase price for these assets we issued 1,000,000 shares of our common stock.

      In August 2003, we entered into an agreement with MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes"), a holding company of which the Company's Chairman of the Board of Directors is Vice Chairman and a director. Upon consummation of the agreement, MacAndrews & Forbes and its permitted assignees invested an initial $1,000,000 in SIGA in exchange for 694,444 shares of our common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of common stock at an initial exercise price of $2.00 per share.
MacAndrews & Forbes and its permitted assignees also received an option, exercisable through October 13, 2003, to invest up to an additional $9,000,000 in SIGA on the same terms. Upon exercise of the option in October 2003, we received gross proceeds of $2,159,405 in exchange for 1,499,587 shares of common stock at a price of $1.44 per share and warrants to purchase 749,794 shares of common stock at an initial exercise price of $2.00 per share. In January 2004, upon approval of the Company's shareholders, MacAndrews & Forbes and its permitted assignee, TransTech Pharma, invested the remaining $6,840,595 in exchange for 4,750,413 shares of common stock and warrants to purchase 2,375,206 shares of common stock at an exercise price of $2.00 per share. All warrants issued under the agreement have a term of seven years.

      In June 2003, the Company raised gross proceeds of $1.5 million in a private offering of 1,250,000 shares of common stock. In connection with the offering the Company issued warrants to purchase 125,000 shares of the Company's common stock to placement agents. The warrants are exercisable at a price of $2.00 per share and have a term of five years.

      In May 2003, we acquired substantially all of the assets of Plexus Vaccine Inc. (Plexus) in exchange for 1,950,000 shares of our common stock and the assumption of certain liabilities, including promissory notes for loans we previously made to Plexus for $50,000 and $20,000.

      See Item 11 for certain equity compensation information with respect to equity compensation plans.

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

Item 6. Selected Financial Data (in thousands, except share and per share data)

The following table sets forth selected financial information derived from our audited consolidated financial statements as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

  The year                      Selling,                         Patent        In-process      Impairment
   ended                       general &       Research and    preparation    research and    of intangible
December 31,     Revenues    administrative    development        fees         development       assets
-------------   ----------  ----------------  --------------  -------------  --------------  ---------------
  2005           $  8,477       $  2,481         $  8,295        $    232        $     --       $     --
  2004           $  1,839       $  4,042         $  4,166        $    393        $    568       $  2,118
  2003           $    732       $  2,646         $  2,943        $    300                       $    137
  2002           $    344       $  1,838         $  1,766        $    105
  2001           $  1,160       $  2,571         $  1,733        $    117

  The year                                                                      Weighted average
   ended                                                Net loss per share:    shares outstanding:
December 31,     Operating loss         Net loss          basic & diluted       basic and diluted
                ----------------    ----------------   ---------------------  ---------------------
 2005              $   (2,532)         $   (2,288)          $    (0.09)           24,824,824
 2004              $   (9,448)         $   (9,373)          $    (0.40)           23,724,026
 2003              $   (5,296)         $   (5,277)          $    (0.34)           15,717,138
 2002              $   (3,365)         $   (3,331)          $    (0.32)           10,450,529
 2001              $   (3,262)         $   (3,730)          $    (0.44)            8,499,961

As of and for the                                                                 Total           Net cash used
   year ended                          Cash & cash          Long term         stockholders'       in operating
  December 31,      Total assets       equivalents         obligations           equity            activities
                  ----------------   ----------------   -----------------   -----------------   -----------------
 2005               $    6,132          $    1,772        $      642            $    3,231         $    (1,392)
 2004               $    6,111          $    2,021                              $    4,559         $    (4,890)
 2003               $    6,100          $    1,441                              $    5,551         $    (5,332)
 2002               $    2,830          $    2,069                              $    2,173         $    (2,648)
 2001               $    4,208          $    3,148                              $    3,541         $    (2,944)

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

Overview

      Since our inception in December 1995, we have been principally engaged in the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as Smallpox and Arenaviruses. The effort to develop a drug for Smallpox is being aided by SBIR grants from the NIH totaling approximately $5.8 million that were awarded in the third quarter of 2004, an agreement with Saint Louis University, funded by the NIH that was signed in September 2005, and a $1.6 million contract with the U.S. Army which began in January 2003. The Arenavirus program is being supported by SBIR grants from the NIH totaling approximately $6.3 million that were awarded in the third quarter of 2004.

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

      We do not have commercial biomedical products, and we do not expect to have such products for one to three years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds and projected cash flows to support operations beyond March 31, 2007.

      Our biotechnology operations are based in our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing antiviral, antibiotic and vaccine programs through a combination of government grants and strategic alliances. While we have had success in obtaining strategic alliances and grants, there is no assurance that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Critical Accounting Estimates

      The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which could impacts goodwill impairments; the assessment of recoverability of long-lived assets, which primarily impacts operating income if impairment exists. Below, we discuss these policies further, as well as the estimates and judgments involved. Other key accounting policies, including revenue recognition, are less subjective and involve a far lower degree of estimates and judgment.

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

      The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2005, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value.

The estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

      Identified Intangible Assets

      Acquisition-related intangibles include acquired technology, customer contracts, grants and covenants not to compete, and are amortized on a straight line basis over periods ranging from 1-4 years.

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

Recent Accounting Pronouncements

      In December 2004, the FASB issued SFAS 123(R), which requires the Company to recognize compensation expense for stock options granted to employees based on the estimated fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income and earnings per share as if the Company applied the fair value recognition provisions of SFAS 123 as amended by FAS 148. The requirements of SFAS 123(R) are effective for the Company in the first quarter of fiscal 2006. We will recognize compensation expense for stock based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award. We also expect to record expense of approximately $440,000 and $400,000 in fiscal 2006 and 2007 related to previously issued, unvested stock options. SIGA will continue to use the Black-Scholes model for evaluating the fair market value of its stock options.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented using the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. We will apply the requirements of SFAS 154 on any changes in principle made on or after January 1, 2006.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

                                               2005         2004         2003
                                             --------     --------     --------

      Revenue                                     100%         100%         100%
                                             --------     --------     --------
      Selling, general and administrative          29%         220%         362%
      Research and development                     98%         227%         402%
      Patent preparation fees                       3%          21%         401%
      In-process research and development           0%          31%           0%
      Impairment of intangible assets               0%         115%          19%
                                             --------     --------     --------
      Operating loss                               30%         514%         723%

Years ended December 31, 2005, 2004 and 2003

      Revenues for the years ended December 31, 2005 and 2004 were $8,477,000 and $1,839,000, respectively. The increase of $6,638,000 or 361% from the year ended December 31, 2004 related to the award of two Phase I and two Phase II SBIR grants by the NIH during the third quarter of 2004, an agreement with Saint Louis University entered into in September 2005, and an agreement with USAMRMC entered into in September 2005.

      The grants awarded by the NIH during the third quarter of 2004 to support our Smallpox and Arenaviruses programs are for a two year period ending in the third quarter of 2006. The total award for these grants was $11.1 million. For the years ended December 31, 2005 and 2004 we recorded revenues of $6.4 million and $1.0 million, respectively, from these grants, mainly reflecting the continued development of our Smallpox oral antiviral drug. In 2004, we also received a one year SBIR grant from the NIH for $252,000 to support our Strep vaccine program. In 2005 and 2004 we recorded revenue of $156,000 and $86,000, respectively, from this grant.

      On September 1, 2005, we entered into an agreement with Saint Louis University for the continued development of one of our Smallpox drugs. The agreement is funded through the NIH. Under the agreement, SIGA will receive approximately $1.0 million during the term of September 1, 2005 to February 28, 2006. Revenues are recognized as services are performed. In 2005, we recognized revenues of $775,000 from the agreement.

      On September 22, 2005, we entered into a $3.2 million, one year contract with USAMRMC. The agreement, for the rapid identification and treatment of anti-viral diseases, is funded through the USAF (the "USAF Agreement"). Advance payments under the USAF Agreement, received prior to the performance of services, are deferred and recognized as revenue when the related services are performed. In 2005, we recognized revenues of $653,000 from the USAF Agreement.

      For the years ended December 31, 2005 and 2004 revenue from our contract with the U.S. Army was $427,000 and $425,000. In 2004 we recognized revenue of $255,000 from an SBIR grant for our DegP anti infective that we completed in the second quarter of 2004.

      Revenues of $1,839,000 for the year ended December 31, 2004 increased $1.1 million compared to $731,700 recognized for the year ended December 31, 2003. The 151% increase resulted from the award of two Phase I and two Phase II SBIR grants by the NIH during the third quarter of 2004. For the year ended December 31, 2004 we recorded revenue of $1,049,600 from these grants. In 2004, we also recorded $85,600 from the NIH grant awarded to us in August of 2004 to support our Strep vaccine program. Revenue from our contract with the U.S. Army was $425,000 for 2004; compared to $315,300 for the year ended December 31, 2003. The approximate 35% increase was due to the higher budget for work performed in 2004. For the year ended December 31, 2004 we received revenue of $254,800 from an SBIR grant for our DegP anti infective that we completed in the second quarter of 2004. For the year ended December 31, 2003 we received $387,800 from this grant.

      Selling, general and administrative expenses (SG&A) were $2,481,000 and $4,042,000 for the years ended December 31, 2005 and 2004. SG&A declined $1.6 million or 39% primarily due to $1.0 million decline in legal fees and $401,000 decline in consulting fees. In 2005, upon the re-negotiation of certain legal invoices, we received and recorded credits of $303,000 in legal expenses. In addition to the credits received by SIGA, legal fees declined by approximately $711,000 from the year ended December 31, 2004 reflecting higher legal fees during the 2004 period due to the acquisition of certain assets from ViroPharma, the review and amendment of our corporate governance policies and procedures to ensure compliance with Sarbanes Oxley Act of 2002 and NASDAQ requirements. Legal expenses in 2004 were also incurred in connection with the sale of certain non-core vaccine assets and a legal action that the Company initiated against a former founder. In 2004, we incurred higher consulting expenses in connection with our efforts to secure certain government contracts. Our agreement with the consulting group was terminated in October 2004.

      SG&A expenses for the year ended December 31, 2004 were $4,042,000 compared to $2,646,600 for the year ended December 31, 2003. The increase of $1,395,400, or approximately 53%, was primarily due to an increase of $628,000 in payroll expense, and a $693,000 increase in legal expenses. Payroll expenses increased by approximately 128% primarily due to the addition of a Chief Executive Officer and a Vice President - Business Development, bonuses paid to employees, and the costs associated with the termination of the Employment

Agreement with our former President. The increase in legal expenses of 272% from 2003 was the result of the costs incurred to review and amend our corporate governance policies and procedures to ensure compliance with the regulations promulgated under the Sarbanes Oxley Act of 2002, as well as the NASDAQ stock market. Also contributing to the increase in legal expenses were the costs incurred in connection with a potential business combination, the sale of certain non-core vaccine assets, the hiring of our new CEO, a legal action that we initiated against a former founder and the work performed relative to the acquisition of certain assets and grants from ViroPharma. Increases in travel expense, rent, amortization and filing fees were offset by decreases in depreciation, insurance and miscellaneous expenses.

      Research and development (R&D) expenses for the years ended December 31, 2005 and 2004 were $8,295,000 and 4,165,800, respectively. R&D expenses increased $4.1 million or 99% primarily due to preclinical development work in connection with our two lead product programs, work performed to support our recent agreements with Saint Louis University and the USAF, the hiring of new employees and the increase in amortization expense. In 2005, we incurred approximately $3.0 million to support preclinical development work in connection with our Smallpox and Arenaviruses programs. Our research staff increased from 23 scientists at December 31, 2004 to 33 scientists at December 31, 2005, resulting in an increase of $705,000 in payroll and related expenses. Amortization of intangible assets in the amount of $1,097,000 and $636,000 for the years ended December 31, 2005 and 2004, respectively, represented approximately 11% of the increase.

      R&D expenses of $4,165,800 for the year ended December 31, 2004 increased approximately 42% from the $2,942,800 of expenses incurred for the year ended December 31, 2003. Amortization expense of $636,000 represented approximately 35% of the increase. These expenses were the result of the acquisition of certain assets from Plexus in 2003 and ViroPharma in 2004. Payroll expenses increased approximately 28% to $1,654,000 for 2004 from $1,289,700 incurred in 2003. The increase was the result of the expansion of staff to service the grants acquired from ViroPharma and bonuses paid to employees. Sponsored research increased by approximately 117% in 2004 to $486,000 from $223,500 in 2003. The increase was the result of payments made to a Danish university for former Plexus programs, a payment made to TransTech Pharma for work performed on an SBIR grant that was completed in the second quarter and payments to Oregon State University for work on the strep grant received in 2004. Expenses for lab supplies increased approximately 16% to $473,000 from $407,000 as a result of accelerated development of our lead product programs.

      Our product programs are in the early stage of development. At this stage of development, we cannot make reasonable estimates of the potential cost for most of our programs to be completed or the time it will take to complete the project. Our lead product, SIGA-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005 the FDA accepted our IND application for SIGA-246 and granted it Fast-Track status. We expect that costs to complete the program will approximate $15 million to $20 million, and that the project could be completed in 24 months to 36 months. There is a high risk of non-completion of any program, including SIGA-246, because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from our programs is at least one to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

      The risk of failure to complete any program is high, as each, other than our smallpox program that is scheduled to enter phase I clinical trials in 2006, is in the relatively early stage of development. Products for the biological warfare defense market, such as the SIGA-246 Smallpox anti-viral, could generate revenues in one to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of our biological warfare defense programs to increase as the potential products enter animal studies and safety testing, including human safety trials. Funds for future development will be partially paid for by NIH SBIR grants, the contract we have with the U.S. Army, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products would slow or possibly be suspended. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

      Patent preparation expenses for the years ended December 31, 2005 and 2004 were $232,000 and $393,000, respectively. The decline of $161,000 or 41% relates to the termination of our relations with Plexus and

Pecos Labs Inc. (Pecos), and the reduction in the number of patents supported by SIGA, in addition to a refund of $83,000 received in 2005 from our patent legal counsel.

      Patent preparation expenses for the year ended December 31, 2004 were $393,000 compared to $300,500 incurred in 2003. The 31% increase was the result of increased costs arising from the Plexus and ViroPharma asset acquisitions.

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

      For the year ended December 31, 2004 we recorded a $2,118,200 non-cash loss on impairment of assets. In December 2004, upon completion of the ViroPharma transaction, integration of the related acquired programs into the Company's operations, and the demonstrated antiviral activity of the Company's lead smallpox compound against several mouse models of poxvirus disease, we commenced an application process for additional government grants to support our continued efforts under the Smallpox and Arenavirus antiviral programs. We determined that significant efforts and resources will be necessary to successfully continue the development efforts under these programs and decided to allocate the necessary resources to support its commitment. As a result, limited resources will be available for the development of future product candidates that utilize the technology acquired from Plexus in May 2003. These factors resulted in a significant reduction in forecasted revenues related to that technology and a reduction in the future remaining useful life, and triggered the related intangible asset impairment. The amount of impairment recorded by us in December 2004 was determined using the two-step process impairment review as required by SFAS 144. In the first step, we compared the projected undiscounted net cash flows associated with the technology acquired from Plexus over its remaining life against its carrying amount. We determined that the carrying amount of the technology acquired from Plexus exceeded its projected undiscounted cash flows. In the second step, we estimated the fair value of the technology using the income method of valuation, which included the use of estimated discounted cash flows. Based on our assessment, we recorded a non-cash impairment charge of approximately $1.5 million in December 2004, which was included as a component of our operating loss. In May 2004, we performed an impairment review of our intangible assets in accordance with SFAS 144 in connection with the sale of certain intangible assets from our immunological bioinformatics technology and certain non-core vaccine development to a privately-held company, Pecos. We recorded an impairment charge of $307,000 to the grants transferred to Pecos and $303,000 to the covenant not to compete with our President who was terminated during the current year period.

      For the year ended December 31, 2003, we incurred a loss on impairment of assets as a result of taking a non-cash charge of $137,000 to the intangible assets acquired in the Plexus transaction to reflect the termination of a research agreement.

      Total operating loss for the years ended December 31, 2005 and 2004 was $2,532,000 and $9,448,000, respectively. Operating loss in 2004, excluding non-cash charges recorded for the impairment of assets and recognition of in-process R&D was $6,763,000. The decline in total operating loss is primarily related to the increase in revenues generated during 2005 and the decline in our SG&A expenses which was partially off-set by the increase in R&D expenses to support our programs.

      Total operating loss of $9,448,000 for the year ended December 31, 2004, increased $4,152,000 from the loss of $5,296,000 in 2003. $2,686,500 of the operating loss recognized in 2004 related to non-cash charges incurred for the impairment of assets and recognition of in-process research and development expense. Excluding these expenses, the loss recognized in 2004 was approximately 28% higher than the prior year. The increase in the loss was due to higher selling, general and administrative expenses, higher research and development expenses and higher patent costs as described in detail above. These increases were partially offset by higher revenues.

      A gain from the decrease in common stock rights and common stock warrants was recorded in connection with the sale and issuance of common stock, warrants and rights in 2005. In November 2005, we sold 2,000,000 shares of the Company's common stock at $1.00 per share, warrants to purchase 1,000,000 shares of the Company's common stock and rights to purchase additional shares of the Company's common stock for a gross amount of $2,000,000 at an initial price of $1.10 per share. The warrants and rights to purchase additional common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction. A gain of $253,000 was recorded by us, reflecting the decline in the fair value of the warrants and the rights to acquire additional shares of our common stock, from the time of the transaction to December 31, 2005.

      Other income for the years ended December 31, 2005, 2004, and 2003 was $9,000, $75,000, and $18,000, respectively. Other income in 2004 was higher than 2005 and 2003 mainly due to interest income received on higher cash balances during that year. In 2004 we also received other income of $15,000 as the result of the settlement of a legal action with a former founder.

Liquidity and Capital Resources

      As of December 31, 2005 we had $1,772,489 in cash and cash equivalents. We believe that these funds and our anticipated cash flows, including receipt of funding from government contracts and grants, will be sufficient to support our operations beyond March 31, 2007.

      On March 9, 2006, SIGA entered into a term sheet for the merger of the Company with PharmAthene, Inc. Under the provisions of the term sheet, the Chief Executive Officer of PharmAthene will serve as President and Chief Executive Officer of the combined company and the Board of Directors for the new company will reflect the new proportionate ownership. It is expected that the shareholders of SIGA will own approximately 32% of the combined company, which is anticipated to remain listed on the NASDAQ stock market. The transaction is conditioned on, among other things, the execution of a definitive merger agreement, approval of the shareholders of each company, regulatory approval and other customary closing conditions. In connection with the transaction, the Company and PharmAthene also entered into a Bridge Note Purchase Agreement whereby PharmAthene will provide SIGA with up to $3 million in interim financing.

      In November 2005, we sold 2,000,000 shares of our common stock at $1.00 per share and warrants to purchase 1,000,000 shares of our common stock. The warrants are initially exercisable at 110% of the closing price on the closing date of the transaction ($1.18 per share) at any time and from time to time through and including the seventh anniversary of the closing date. The investors are also entitled to purchase additional shares of our common stock for a gross amount of $2,000,000 at an initial price of $1.10 per share for a period of 90 trading days following the effectiveness of a registration statement. An initial registration statement relating to the common stock sold and the stock underlying the warrants became effective on December 2, 2005. With respect to the transaction, we entered into an Exclusive Finder's Agreement. Finder's fees under the agreement include cash compensation of 7% of the gross amount financed and a warrant to acquire 60,000 shares of our common stock at terms equal to the investors' warrants. Net proceeds from the November financing were $1,792,000.

      In May, 2005, we borrowed approximately $276,000 under a Promissory Note payable to General Electric Capital Corporation. The note is payable in 36 monthly installments of principal and interest of 10.31% per annum. The note is secured by a master security agreement dated as of April 29, 2005 and by specific property listed under the master security agreement. Total Balance outstanding at December 31, 2005 was $214,225.

      In August 2004, we acquired certain government grants and two early stage antiviral programs, Smallpox and Arenavirus, targeting certain agents of biological warfare from ViroPharma for a purchase price of $1,000,000 in cash and 1,000,000 shares of our common stock. As part of the closing, we were awarded Phase I and II SBIR grants from the NIH totaling approximately $11.1 million, which will be received over the next two years, for the development of drugs for the treatment of Smallpox and Arenavirus as noted above.

      In 2005, we began to expand our research facility in Corvallis, Oregon. The expanded facility will accommodate the increase in our research and development staff and is expected to be completed in the second quarter of 2006. Until the facility expansion is completed, the project is classified as construction in-progress in property, plant and equipment. In 2006, we expect to incur approximately $500,000 to complete the expansion.

      In May 2004, we sold intangible assets from our immunological bioinformatics technology and certain non-core vaccine development assets to a privately-held company, Pecos in exchange for 150,000 shares of Pecos common stock. As a result of this transaction, we performed an impairment review of the intangible assets and concluded that the carrying amount of certain transferred intangible assets of $307,063 would not be recoverable. In addition, we terminated our employment agreement with our President. We paid approximately $270,000 in severance to our former President as well as accelerated vesting on 100,000 stock options that were due to vest in May 2004. No compensation charge was recorded as the exercise price of the options was above the fair value market price on the date of termination. In addition, we reduced the covenant not to compete with our former President to one year from the date of termination. We recognized $303,000 of impairment to the unamortized covenant not to compete with our former President due to the reduction of the covenant to one year from the date of termination.

      In August 2003, we entered into an agreement with MacAndrews & Forbes, a holding company of which the Company's Chairman of the Board of Directors is Vice Chairman and a director. Upon consummation of the agreement, MacAndrews & Forbes and its permitted assignees invested an initial $1,000,000 in SIGA in exchange for 694,444 shares of our common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of common stock at an initial exercise price of $2.00 per share. MacAndrews & Forbes and its permitted assignee also received an option, exercisable through October 13, 2003, to invest up to an additional $9,000,000 in SIGA on the same terms. Upon exercise of the option in October 2003, we received gross proceeds of $2,159,405 in exchange for 1,499,587 shares of common stock at a price of $1.44 per share and warrants to purchase 749,794 shares of common stock at an initial exercise price of $2.00 per share. In January 2004, upon approval of the Company's shareholders, MacAndrews & Forbes and its permitted assignees invested the remaining $6,840,595 in exchange for 4,750,413 shares of common stock and warrants to purchase 2,375,206 shares of common stock at an exercise price of $2.00 per share. All warrants issued under the agreement have a term of seven years.

      In June 2003, the Company raised gross proceeds of $1.5 million in a private offering of 1,250,000 shares of common stock. In connection with the offering, the Company issued warrants to purchase 125,000 shares of the Company's common stock to placement agents. The warrants are exercisable at a price of $2.00 per share and have a term of five years.

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

      On March 20, 2006, we received $1.0 million under a $3.0 million Bridge Note Purchase Agreement between the Company and PharmAthene Inc. We believe that our existing cash combined with anticipated cash flows, including receipt of future funding from government contracts and grants and receipt of the remaining $2.0 million funding under the Bridge Note Purchase Agreement will be sufficient to support our operations beyond March 31, 2007, and that sufficient cash flows will be available to meet our business objectives. We have developed a plan to further reduce the Company's operating expenses in the event that sufficient funds are not available, or if we are not able to obtain funding from the Bridge Note Purchase Agreement or the anticipated government contracts and grants, which would be sufficient to enable us to operate beyond March 31, 2007. If we are not unable to raise adequate capital or achieve profitability, future operations will need to be scaled back or discontinued.

Contractual Obligations, Commercial Commitments and Purchase Obligations

      As of December 31, 2005, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

      Year ended December 31,

           2006                             $  255,400
           2007                                261,800
           2008                                133,200
           2009                                135,900
           2010                                 22,700
                                            ----------
      Total                                 $  809,000
                                            ==========

Off-Balance Sheet Arrangements

      SIGA does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      None

Item 8. Financial Statements and Supplementary Data

                        Index to the Financial Statements

Report of Independent Registered Public Accounting Firm.................................................32

Balance Sheets as of December 31, 2005 and 2004.........................................................33

Statements of Operations for the years ended December 31, 2005, 2004 and 2003...........................34

Statements of Changes in Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003......35

Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003...........................37

Notes to Financial Statements...........................................................................38

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 28, 2006

                             SIGA TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                        As of December 31, 2005 and 2004

                                                                                     December 31,     December 31,
                                                                                         2005             2004
                                                                                     ------------     ------------
ASSETS
Current assets
   Cash and cash equivalents ....................................................    $  1,772,489     $  2,020,938
   Accounts receivable ..........................................................         883,054          108,904
   Prepaid expenses .............................................................         160,144          278,547
                                                                                     ------------     ------------
    Total current assets ........................................................       2,815,687        2,408,389

   Property, plant and equipment, net ...........................................       1,224,147          508,015
   Goodwill .....................................................................         898,334          898,334
   Intangible assets, net .......................................................         932,735        2,114,297
   Other assets .................................................................         234,126          181,725
                                                                                     ------------     ------------
    Total assets ................................................................    $  6,105,029     $  6,110,760
                                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable .............................................................    $  1,251,854     $  1,148,277
   Accrued expenses and other ...................................................         452,082          403,072
   Deferred revenue .............................................................         347,319               --
   Common stock rights ..........................................................          73,400               --
   Note payable .................................................................         107,520               --
                                                                                     ------------     ------------
    Total current liabilities ...................................................       2,232,175        1,551,349

Non-current portion of note payable .............................................         106,705               --
Common stock warrants ...........................................................         535,119               --
                                                                                     ------------     ------------
    Total liabilities ...........................................................       2,873,999        1,551,349

Commitments and contingencies ...................................................              --               --

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 68,038 issued and outstanding at December 31, 2005
     and December 31, 2004) .....................................................          58,672           58,672
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     26,500,648 and 24,500,648 issued and outstanding at December 31, 2005
     and December 31, 2004, respectively) .......................................           2,650            2,450
   Additional paid-in capital ...................................................      49,638,619       48,679,650
   Accumulated deficit ..........................................................     (46,468,911)     (44,181,361)
                                                                                     ------------     ------------
    Total stockholders' equity ..................................................       3,231,030        4,559,411
                                                                                     ------------     ------------
    Total liabilities and stockholders' equity ..................................    $  6,105,029     $  6,110,760
                                                                                     ============     ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2005, 2004 and 2003

                                                                           Year Ended December 31,
                                                                    2005             2004             2003
                                                                ------------     ------------     ------------
Revenues
      Research and development .............................    $  8,476,741     $  1,839,182     $    731,743
                                                                ------------     ------------     ------------

Operating expenses
      Selling, general and administrative ..................       2,481,489        4,041,973        2,646,586
      Research and development .............................       8,295,262        4,165,849        2,942,809
      Patent preparation fees ..............................         232,329          393,100          300,494
      In-process research and development ..................              --          568,329               --
      Impairment of intangible assets ......................              --        2,118,219          136,750
                                                                ------------     ------------     ------------
         Total operating expenses ..........................      11,009,080       11,287,470        6,026,639
                                                                ------------     ------------     ------------

         Operating loss ....................................      (2,532,339)      (9,448,288)      (5,294,896)

Decrease in fair market value of common stock rights
      and common stock warrants ............................         235,730               --               --
Other income, net ..........................................           9,059           74,969           18,256
                                                                ------------     ------------     ------------
         Net loss ..........................................    $ (2,287,550)    $ (9,373,319)    $ (5,276,640)

Weighted average shares outstanding: basic and diluted .....      24,824,824       23,724,026       15,717,138
                                                                ============     ============     ============
Net loss per share: basic and diluted ......................    $      (0.09)    $      (0.40)    $      (0.34)
                                                                ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2005, 2004 and 2003

                                                              Series A Convertible
                                                                 Preferred Stock                Common Stock
                                                           --------------------------    ---------------------------
                                                              Shares         Amount         Shares          Amount

      Balance at January 1, 2003                               410,760    $   443,674     12,902,053     $     1,293

Net proceeds from issuance of common stock
     ($1.20 to $1.44 per share)                                                            3,444,031             344
Issuance of common stock upon acquisition                                                  1,950,000             195
Issuance of stock options and warrants upon acquisition
Issuance of common stock upon exercise of
     stock options and warrants                                                               27,582               3
Conversion of preferred stock for common stock                (353,185)      (371,008)       353,185              33
Issuance of preferred stock for anti-dilution                   23,791
Stock options issued to non-employee
Receipt of stock subscriptions outstanding
Net loss
                                                           -----------    -----------    -----------     -----------
     Balance at December 31, 2003                               81,366    $    72,666     18,676,851     $     1,868
                                                           -----------    -----------    -----------     -----------
Net proceeds from issuance of common stock
     ($1.44 per share)                                                                     4,750,413             475
Issuance of common stock upon exercise of stock
     options and warrants                                                                     70,994               7
Conversion of preferred stock for common stock                 (13,328)       (13,994)        13,328               1
Stock issued in acquisition of intangible assets                                           1,000,000             100
Common stock retired upon settlement agreement
     with former founder                                                                     (40,938)             (4)
Stock issued for services                                                                     30,000               3
Net loss
                                                           -----------    -----------    -----------     -----------
     Balance at December 31, 2004                               68,038    $    58,672     24,500,648     $     2,450
                                                           -----------    -----------    -----------     -----------
Net proceeds allocated to the issuance of common
     stock ($1.00 per share)                                                               2,000,000     $       200
Stock options issued to members of the Board
     of Directors
Net loss
                                                           -----------    -----------    -----------     -----------
     Balance at December 31, 2005                               68,038    $    58,672     26,500,648     $     2,650
                                                           ===========    ===========    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                             SIGA TECHNOLOGIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2005, 2004 and 2003

                                                                                Stock                              Total
                                                            Additional       Subscription     Accumulated      Stockholders'
                                                          Paid-in Capital    Outstanding        Deficit           Equity
                                                          ---------------   -------------    -------------     -------------
      Balance at January 1, 2003                           $  32,051,461    $    (791,940)   $ (29,531,402)    $   2,173,086

Net proceeds from issuance of common stock
     ($1.20 to $1.44 per share)                                4,171,652                                           4,171,996
Issuance of common stock upon acquisition                      3,408,805                                           3,409,000
Issuance of stock options and warrants upon acquisition          255,873                                             255,873
Issuance of common stock upon exercise of
     stock options and warrants                                   24,715                                              24,718
Conversion of preferred stock for common stock                   370,975                                                  --
Issuance of preferred stock for anti-dilution                                                                             --
Stock options issued to non-employee                               1,375                                               1,375
Receipt of stock subscriptions outstanding                                        791,940                            791,940
Net loss                                                                                        (5,276,640)       (5,276,640)
                                                           -------------    -------------    -------------     -------------
     Balance at December 31, 2003                          $  40,284,856    $          --    $ (34,808,042)    $   5,551,348
                                                           -------------    -------------    -------------     -------------
Net proceeds from issuance of common stock
     ($1.44 per share)                                         6,784,131                                           6,784,606
Issuance of common stock upon exercise of stock                                                                           --
     options and warrants                                         69,369                                              69,376
Conversion of preferred stock for common stock                    13,993                                                  --
Stock issued in acquisition of intangible assets               1,479,900                                           1,480,000
Common stock retired upon settlement agreement                                                                            --
     with former founder                                               4                                                  --
Stock issued for services                                         47,397                                --            47,400
Net loss                                                                                        (9,373,319)       (9,373,319)
                                                           -------------    -------------    -------------     -------------
     Balance at December 31, 2004                          $  48,679,650    $          --    $ (44,181,361)    $   4,559,411
                                                           -------------    -------------    -------------     -------------
Net proceeds allocated to the issuance of common
     stock ($1.00 per share)                               $     947,269                                             947,469
Stock options issued to members of the Board
     of Directors                                                 11,700                                              11,700
Net loss                                                                                        (2,287,550)       (2,287,550)
                                                           -------------    -------------    -------------     -------------
     Balance at December 31, 2005                          $  49,638,619    $          --    $ (46,468,911)    $   3,231,030
                                                           =============    =============    =============     =============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2005, 2004 and 2003

                                                                                2005             2004             2003
                                                                            ------------     ------------     ------------
Cash flows from operating activities:
Net loss ...............................................................    $ (2,287,550)    $ (9,373,319)    $ (5,276,640)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Purchase in-process research & development ...........................              --          568,329               --
  Loss on impairment of intangible assets ..............................              --        2,118,219          136,750
  Loss on impairment of investments ....................................          15,000               --               --
  Loss on write-off of prepaid expenses ................................         116,243               --               --
  Bad debt expense .....................................................              --               --           26,000
  Depreciation .........................................................         145,809          221,719          354,667
  Amortization of intangible assets ....................................       1,181,562          832,534          384,893
  Decrease in fair market value of common stock rights and warrants ....        (235,730)              --               --
  Stock based compensation .............................................              --           47,400            1,375
  Issuance of stock options to non-employee directors ..................          11,700               --               --
  Changes in assets and liabilities:
     Accounts receivable ...............................................        (774,150)         (70,118)          (4,635)
     Prepaid expenses ..................................................           2,160         (231,210)          53,889
     Other assets ......................................................         (67,401)          (6,729)         (10,827)
     Deferred Revenue ..................................................         347,319               --               --
     Accounts payable and accrued expenses .............................         152,587        1,003,117         (997,640)
                                                                            ------------     ------------     ------------
     Net cash used in operating activities .............................      (1,392,451)      (4,890,058)      (5,332,168)
                                                                            ------------     ------------     ------------

Cash flows from investing activities:
  Acquisition of intangible assets .....................................              --       (1,033,022)              --
  Capital expenditures .................................................        (861,941)        (350,688)        (273,560)
                                                                            ------------     ------------     ------------
     Net cash used in investing activities .............................        (861,941)      (1,383,710)        (273,560)
                                                                            ------------     ------------     ------------

Cash flows from financing activities:
  Proceeds from note payable ...........................................         276,434               --               --
  Repayment of note payable ............................................         (62,209)              --               --
  Net proceeds from issuance of common stock and derivatives ...........       1,791,718        6,784,606        4,171,996
  Receipt of stock subscription outstanding ............................              --               --          791,940
  Principal payments on capital lease obligations ......................              --               --          (11,206)
  Proceeds from exercise of options and warrants .......................              --           69,376           24,718

                                                                            ------------     ------------     ------------
     Net cash provided from financing activities .......................       2,005,943        6,853,982        4,977,448
                                                                            ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents ...................        (248,449)         580,214         (628,280)
Cash and cash equivalents at beginning of period .......................       2,020,938        1,440,724        2,069,004
                                                                            ------------     ------------     ------------
Cash and cash equivalents at end of period .............................    $  1,772,489     $  2,020,938     $  1,440,724
                                                                            ============     ============     ============

Non-cash supplemental information:
  Conversion of preferred stock to common stock ........................              --     $     13,994     $    371,008
  Transfer of intangible assets for investment in Pecos Labs, Inc. .....              --     $     15,000               --
  Shares issued for acquisition of assets from ViroPharma Inc. .........              --     $  1,480,000               --
  Shares issued for services ...........................................    $     11,700     $     47,400               --

  Supplemental information of business acquired:
     Fair value of assets acquired:
     Equipment .........................................................              --               --     $     27,711
     Intangible assets .................................................              --               --     $  3,639,000
     Goodwill ..........................................................              --               --     $    898,334
  Less, liabilities assumed and non-cash consideration:
     Current liabilities ...............................................              --               --     $   (494,142)
     Stock issued ......................................................              --               --     $ (3,409,000)
     Stock options and warrants issued .................................              --               --     $   (255,873)
     Accrued acquisition costs .........................................              --               --     $   (460,030)

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

SIGA Technologies, Inc. ("SIGA" or the "Company") is a bio-defense company engaged in the discovery, development and commercialization of products for use in defense against biological warfare agents such as Smallpox and Arenaviruses. In December 2005, the FDA accepted the SIGA's IND application for the Company's lead product, SIGA-246, an orally administered anti-viral drug that targets the smallpox virus. The Company is also engaged in the discovery and development of other novel anti-infectives, vaccines, and antibiotics for the prevention and treatment of serious infectious diseases. The Company's anti-viral programs are designed to prevent or limit the replication of viral pathogens. SIGA's anti-infectives programs are aimed at the increasingly serious problem of drug resistant bacteria and emerging pathogens.

Basis of presentation

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on commercially reasonable terms or that the Company will be able to secrure funding from anticipated government contracts and grants.

On March 20, 2006, the Company received $1.0 million under a $3.0 million Bridge Note Purchase Agreement between the Company and PharmAthene Inc. (see Note 12). Management believes that existing cash combined with anticipated cash flows, including receipt of future funding from government contracts and grants and receipt of the remaining $2.0 million funding under the Bridge Note Purchase Agreement will be sufficient to support its operations beyond March 31, 2007, and that sufficient cash flows will be available to meet the Company's business objectives. Management has developed a plan to further reduce the Company's operating expenses in the event that sufficient funds are not available, or if the Company is not able to obtain funding from the Bridge Note Purchase Agreement or the anticipated government contracts and grants, which would be sufficient to enable the Company to operate beyond March 31, 2007. If the Company is unable to raise adequate capital or achieve profitability, future operations will need to be scaled back or discontinued. Continuance of the Company as a going concern is dependent upon, among other things, the success of the Company's research and development programs and the Company's ability to obtain adequate financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Use of Estimates

The financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America.
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include the realization of deferred tax assets, useful lives and impairment of tangible and intangible assets, and the value of options and warrants granted or issued by the Company. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

For the years ended December 31, 2005, 2004, and 2003, revenues from National Institute of Health ("NIH") SBIR grants was 87%, 77%, and 54%, respectively, of total revenues recognized by the Company.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2005, 2004, and 2003, the Company had no allowance for doubtful accounts.

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

The Company performs an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill is impaired. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2005, 2004 and 2003 the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole, using the market capitalization of the Company as an estimate of its fair value. The estimated fair values might produce significantly different results if other reasonable assumptions and estimates were to be used.

Identified Intangible Assets

Acquisition-related intangible assets include acquired technology, customer contracts, grants and covenants not to compete, and are amortized on a straight line basis over periods ranging from 1-4 years.

In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company performs a review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Changes in events or circumstances that may affect long-lived assets include, but are not limited to, cancellations or terminations of research contracts or pending government grants (See Note 4).

Income taxes

Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

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

The Company incurred losses for the years ended December 31, 2005, 2004, and 2003, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At December 31, 2005 and 2004, 68,038 shares of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. At December 31, 2003, 81,366 shares of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. At December 31, 2005, 2004, and 2003, outstanding options to purchase 9,399,561, 9,762,061, and 6,460,811 shares, respectively, of the Company's common stock with exercise prices ranging from $1.00 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At December 31, 2005, 2004, and 2003, outstanding warrants to purchase 9,378,794, 8,469,594, and 6,329,616 shares, respectively, of the Company's common stock, with exercise prices ranging from $1.00 to $3.63 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

                                                                              Year Ended December 31,
                                                                     2005               2004               2003
                                                                --------------     --------------     --------------
Net loss applicable to common shareholders, as reported ....       ($2,287,550)       ($9,373,319)       ($5,276,640)
                                                                ==============     ==============     ==============
Add: Stock-based compensation expense recorded
     under APB No. 25 ......................................            11,700                 --                 --
Deduct: Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects .....................          (709,285)        (1,105,330)          (687,766)
                                                                --------------     --------------     --------------
Pro forma net loss applicable to common shareholders .......       ($2,985,135)      ($10,478,649)        (5,964,406)
                                                                ==============     ==============     ==============
Net loss per share:
Basic and diluted -as reported .............................    $        (0.09)    $        (0.40)    $        (0.34)
                                                                ==============     ==============     ==============
Basic and diluted -pro forma ...............................    $        (0.12)    $        (0.44)    $        (0.38)
                                                                ==============     ==============     ==============

The fair value of the options granted to employees and directors of the Company during 2005, 2004, and 2003 ranged from $0.58 to $1.30 on the date of the respective grant using the Black-Scholes option-pricing model.

The value of options granted in 2005, 2004, and 2003 was estimated at the date of grant using the following weighted average assumptions:

                                   2005              2004              2003
                              ---------------  ----------------  ---------------

Expected life                    2 - 5 Yrs         2 - 5 Yrs        3 - 5 Yrs
Risk free interest rate        3.00% - 4.00%     2.75% - 3.80%    2.89% - 3.24%
Volatility                       60% - 75%        74% - 107%          100%
Dividend Yield                      0%                0%               0%

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

Recent accounting pronouncements

In December 2004, the FASB issued SFAS 123(R), which requires the Company to recognize compensation expense for stock options granted to employees based on the estimated fair value of the equity instrument at the time of grant. Currently, the Company discloses the pro forma net income and earnings per share as if the Company applied the fair value recognition provisions of SFAS 123 as mended by SHAS 148. The requirements of SFAS 123(R) are effective for the Company in the first quarter of fiscal 2006. The Company will recognize compensation expense for stock based awards issued after January 1, 2006 on a straight-line basis over the requisite service period for the entire award. The Company also expects to record expense of approximately $440,000 and $400,000 in fiscal 2006 and 2007 related to previously issued, unvested stock options. The Company will continue to use the Black-Scholes model for evaluating the fair market value of its stock options.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction - a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. SFAS 154 requires that a voluntary change in accounting principle be applied retroactively with all prior period financial statements presented using the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company will apply the requirements of SFAS 154 on any changes in principle made on or after January 1, 2006.

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

In determining the non-cash purchase price of Plexus, the equity consideration has been calculated based on Emerging Issues Task Force ("EITF") No. 99-12, "Accounting for Formula Arrangements under EITF 95-19." For this calculation, the Company used the average market price for a few days before and after May 14, 2003, the announcement date. Based on EITF 99-12, the value of the common stock issued was approximately $3,409,000. The value attributed to the options and warrants exchanged was approximately $255,900. In addition, loans made to Plexus, payments made on behalf of Plexus prior to the asset purchase agreement and costs incurred for the transaction amounted to $406,030.

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
                                                           ===========

In May 2004, the Company sold certain intangible assets originally acquired from Plexus, to Pecos Labs, Inc. ("Pecos"). See Note 4 "Intangible Assets."

Selected Unaudited Pro Forma Financial Information

The Company has prepared a condensed pro forma statement of operations in accordance with SFAS 141, for the years ended December 31, 2003 as if Plexus were part of the Company as of January 1, 2003.

      Revenues                                                   $    826,525
      Net loss                                                   $ (7,527,206)
      Net loss per common share - basic and diluted              $      (0.46)
      Weighted average number of common shares outstanding         16,481,110

In the fourth quarter of 2003, a customer contract acquired with the acquisition of Plexus was cancelled. Management recorded an impairment loss of $136,750, included in the Company's operating expenses for the year ended December 31, 2003, to reflect the cancellation.

4. Intangible Assets

The following table presents the components of the Company's acquired intangible assets with finite lives:

                                            December 31, 2005                               December 31, 2004
                              ---------------------------------------------   ---------------------------------------------
                              Gross Carrying   Accumulated                    Gross Carrying   Accumulated
                                  Amount       Amortization        Net            Amount       Amortization        Net
                              --------------   ------------    ------------   --------------   ------------    ------------
Acquired grants                $  1,962,693    $  1,308,465    $    654,228    $  1,962,693    $    327,118    $  1,635,575
Customer contract and grants         83,571          52,927          30,644          83,571          19,499          64,072
Covenants not to compete            202,000         202,000              --         202,000         117,833          84,167
Acquired technology                 330,483          82,620         247,863         330,483              --         330,483
                               ------------    ------------    ------------    ------------    ------------    ------------
                               $  2,578,747    $  1,646,012    $    932,735    $  2,578,747    $    464,450    $  2,114,297
                               ------------    ------------    ------------    ------------    ------------    ------------

Amortization expense for intangible assets and costs included the following:

                                                             Year Ended
                                                             December 31,
                                                         2005           2004
                                                     ------------   ------------

Amortization of acquired grants                      $    981,347   $    327,116
Amortization of customer contract and grants               33,428         89,345
Impairment of customer contract and grants                     --        322,063
Amortization of covenants not to compete                   84,167        196,973
Impairment of covenants not to compete                         --        303,000
Amortization of acquired technology                        82,620        219,100
Impairment of acquired technology                              --      1,508,156
                                                     ------------   ------------
                                                     $  1,181,562   $  2,965,753
                                                     ------------   ------------

The Company anticipates  amortization expense to approximate $767,500,  $82,600,
and  $82,600  for  the  years  ending   December  31,  2006,   2007,  and  2008,
respectively.

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

As a result of the Pecos transaction in the second quarter of 2004, the Company performed an impairment review of the intangible assets in accordance with SFAS
144. The impairment of intangible assets consists of $322,063 of impairments to unamortized intangible assets related to the grants transferred to Pecos and $303,000 of impairment to the unamortized covenant not to compete with the President of the Company due to the reduction of the covenant to one year from the date of termination.

During the year ended December 31, 2005, Pecos terminated its operations. As a result, the Company recorded a loss of $15,000 to write-off its investment in Pecos.

5. Stockholders' Equity

At December 31, 2004, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2005 Placement

In November 2005, the Company entered into a Securities Purchase Agreement for the issuance and sale of 2,000,000 shares of the Company's common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants are initially exercisable at 110% of the closing price on the closing date of the transaction ($1.18 per share) at any time and from time to time through and including the seventh anniversary of the closing date. The investors are also entitled to purchase additional shares of the Company's common stock for a gross amount of $2,000,000 at an initial price of $1.10 per share for a period of 90 trading days following the effectiveness of a registration statement. An initial registration statement relating to the common stock sold and the stock underlying the warrants became effective on December 2, 2005. With respect to the transaction, the Company entered into an Exclusive Finder's Agreement. Finder's fees under the agreement include cash compensation of 7% of the gross amount financed and a warrant to acquire 60,000 shares of the Company's common stock at terms equal to the investors' warrants. The Company received gross proceeds of $2,000,000 from the transaction on November 3, 2005. Net proceeds from were $1,792,000.

The Company accounted for the transaction under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. On November 2, 2005, the Company recorded the warrants to acquire common stock and the option to acquire common stock as liabilities with estimated fair value of $631,000 and $213,000, respectively. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings as long as the derivative contracts are classified as assets or liabilities. At December 31, 2005, the fair market value of the warrants to acquire common stock and the option to acquire additional shares of common stock was $535,000 and $73,000, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the instruments. Management estimates the expected volatility using a combination of the Company's historical volatility and the volatility of a group of comparable companies. SIGA recorded a gain of $236,000 for the decline in the instruments' fair value form the date of the transaction to December 31, 2005.

2003 and 2004 Placements

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

In October 2003, MacAndrews & Forbes, certain of its employees and TransTech Pharma, Inc., a related party to the Company and an affiliate of MacAndrews & Forbes ("TransTech Pharma"), exercised their option to invest $9.0 million in the Company, in exchange for an aggregate of 6,250,000 shares of common stock of the Company's common stock, and warrants to purchase up to an aggregate of 3,125,000 shares of the Company's common stock at an exercise price of $2.00 per share. Immediately prior to the exercise of such option, MacAndrews & Forbes assigned the right to invest up to $5.0 million in the Company to TransTech Pharma. The Company and TransTech Pharma are parties to a drug discovery collaboration agreement signed in October 2002.

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

In June 2003, the Company raised gross proceeds of $1.5 million in a private offering for 1,250,000 shares of common stock. In connection with the offering the Company issued warrants to purchase 125,000 shares of the Company's common stock to placement agents. The warrants are exercisable at a price of $2.00 per share and have a term of five years.

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

During the year ended December 31, 2004 certain preferred stockholders converted 13,328 Series A convertible preferred stock into 13,328 shares of common stock.

6. Stock option plan and warrants

Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan
In January 1996, the Company implemented its 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan"). The Plan as amended provides for the granting of up to 11,000,000 shares of the Company's common stock to employees, consultants and outside directors of the Company. The exercise period for options granted under the Plan, except those granted to outside directors, is determined by a committee of the Board of Directors. Stock options granted to outside directors pursuant to the Plan must have an exercise price equal to or in excess of the fair market value of the Company's common stock at the date of grant.

Stock option activity of the Company is summarized as follows:

                                                                 Number of     Weighted Average
                                                                   Shares       Exercise Price
Options outstanding on January 1, 2003                             5,807,561     $       2.52
     Granted                                                         813,250             1.79
     Forfeited                                                      (160,000)            4.81
     Exercised                                                            --               --
                                                                ------------     ------------
Options outstanding at December 31, 2003                           6,460,811     $       2.33
     Granted                                                       3,442,500             1.34
     Forfeited                                                      (138,334)            1.77
     Exercised                                                        (2,916)            1.77
                                                                ------------     ------------
Options outstanding at December 31, 2004                           9,762,061     $       1.99
     Granted                                                          90,000             1.22
     Forfeited                                                      (452,500)            1.60
     Exercised                                                            --               --
                                                                ------------     ------------
Options outstanding at December 31, 2005                           9,399,561     $       2.00
                                                                ============     ============

Options available for future grant at December 31, 2005            1,385,398
Weighted average fair value of options granted during 2005      $       0.64
Weighted average fair value of options granted during 2004      $       0.98
Weighted average fair value of options granted during 2003      $       1.14

The following table summarizes information about options outstanding at December 31, 2005:

                                            Weighted
                                             Average       Weighted                           Weighted
                          Number            Remaining      Average         Number             Average
                      Outstanding at       Contractual     Exercise     Exercisable at        Exercise
Exercise Price       December 31, 2005     Life (Years)     Price      December 31, 2005       Price
     1.00 - 1.85             4,224,084         7.99        $   1.37            2,249,584      $   1.40
     2.00 - 2.75             4,837,250         5.19        $   2.38            4,837,250      $   2.38
     3.94 - 5.5                338,227         3.16        $   4.36              325,227      $   4.38
                     -----------------                                 -----------------
                             9,399,561                                         7,412,061
                     =================                                 =================

At December 31, 2005, options held outside of the plan included 125,000 options granted to an employee and 125,000 options granted to consultants and have not been included in the above tables.

The following tables summarize information about warrants outstanding at December 31, 2005:

                                        Number of       Weighted Average
                                        Warrants         Exercise Price       Expiration Dates
Outstanding at January 1, 2003           4,675,144        $       3.06
    Granted                              2,161,250                1.98      12/31/2007 - 03/01/2012
    Exercised                              (40,562)               1.19
    Canceled / Expired                    (466,216)               5.83
                                      ------------        ------------
Outstanding at December 31, 2003         6,329,616        $       2.50
    Granted                              2,375,206                2.00           08/10/2010
    Exercised                              (85,228)               1.08
    Canceled / Expired                    (150,000)               1.50
                                      ------------        ------------
Outstanding at December 31, 2004         8,469,594        $       2.39
    Granted                              1,060,000                1.18            11/2/2012
    Exercised                                   --                  --
    Canceled / Expired                    (150,800)               2.38
                                      ------------        ------------
Outstanding at December 31, 2005         9,378,794        $       2.26
                                      ------------        ------------

                       Number of
                       Warrants
                       Outstanding        Exercise Price ($)

                         1,583,410           1.18 - 1.69
                         5,294,172           2.00 - 2.25
                         2,501,212           2.94 - 3.63
                       -----------
                         9,378,794
                       ===========

In February 2003, the Company entered into a 12-month consulting agreement with an outside consultant in the amount of $249,420 to provide marketing research support. Upon the Company being awarded research contracts in excess of $2.0 million from such support, and recognizing $2.0 million in revenues from such contracts, the Company is obligated to issue 400,000 fully vested warrants at an exercise price of $1.32 with an expiration of 3 years. As of December 31, 2005, the Company had not yet recognized the minimum of $2.0 million in revenues from the related contract.

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

7. Related Parties

Directors

The Company's Chairman of the Board of Directors is Vice Chairman and a Director of MacAndrews & Forbes. During 2003 and January 2004, MacAndrews & Forbes, along with TransTech Pharma, invested $10.0 million in SIGA. Furthermore, two directors of the Company are also directors of TransTech Pharma (See Note 5). Additionally, a director of the Company is a member of the Company's outside counsel.

Other related party transactions

In January 2004, TransTech Pharma invested $5.0 million in SIGA (See Note 5). During the year ended December 31, 2005, the Company incurred costs of $461,000 related to services provided by TransTech Pharma, Inc., a related party, and its affiliates mostly in connection with one of the Company's lead product programs. On December 31, 2005, the Company's outstanding payables included $339,000 payable to the related party and its affiliates. Accounts receivable as of December 31, 2005, included $25,400 outstanding from TransTech Pharma, Inc.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2005 and 2004:

      Laboratory equipment                    $  1,358,489     $  1,259,711
      Leasehold improvements                       649,211          632,435
      Computer equipment                           306,527          212,077
      Furniture and fixtures                       205,628          194,890
      Construction in-progress                     804,596          163,397
                                              ------------     ------------
                                                 3,324,451        2,462,510
           Less - Accumulated depreciation      (2,100,304)      (1,954,495)
                                              ------------     ------------
      Property, plant and equipment, net      $  1,224,147     $    508,015
                                              ============     ============

9. Note Payable

On May 20, 2005, the Company borrowed approximately $276,000 under a Promissory Note payable to General Electric Capital Corporation. The note is payable in 36 monthly installments of principal and interest of 10.31% per annum. The note is collateralized by a master security agreement dated as of April 29, 2005 and by specific property listed under the master security agreement. Total balance outstanding at December 31, 2005 was $214,225. Scheduled payments for 2006 and 2007 are $107,520 and $106,705, respectively.

10. Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $31,079,000 at December 31, 2005 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin expiring in 2010 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards is subject to limitation. The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses and differences in the treatment of intangible assets, result in a noncurrent deferred tax asset at December 31, 2005 and 2004 of approximately $16,411,000 and $16,090,000, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

At December 31, 2005 and 2004, the Company's deferred tax assets are comprised of the following:

                                                         2005           2004

Net Operating Losses                                      12,121         11,810
Deferred Research and Development Costs                    3,455          3,950
Amortization of Acquired Assets                              623             60
Depreciation of Property Plant and Equipment                 212            270
                                                      ----------     ----------
Total Deferred Tax Asset                                  16,411         16,090
Valuation Allowance                                      (16,411)       (16,090)
                                                      ----------     ----------
Net Deferred Tax Assets                               $       --     $       --
                                                      ==========     ==========

Following is a summary of changes in our valuation allowance for deferred tax assets as of and for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                    Additions Charged
                    Balance at         to Costs and                        Balance at End
December 31,     Beginning of Year       Expenses         Deductions          of Year
                 -----------------       --------         ----------          -------
2005                  $16,090            $   321                              $16,411
2004                  $13,030            $ 3,060            $    --           $16,090
2003                  $11,144            $ 1,886            $    --           $13,030

For the years ended December 31, 2005 and 2004, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

11. Commitments and Contingencies

Employment agreements

In July 2004, the Company entered into a 3-year employment agreement with its Vice President of Business Development, commencing in August 2004. The employment agreement provided for an annual salary of $230,000 plus bonuses based on certain objectives and goals. Under the agreement, the Company granted the employee an option to acquire 200,000 shares of its common stock at an exercise price of $1.40, of which 50,000 options vested upon signing and 50,000 would have vested at each of the next 3 anniversaries. At the discretion of the Board of Directors the employee might have been granted additional awards of up to 25,000 shares each, upon meeting certain milestones. The agreement had a one year renewal option. Effective September 16, 2005, the employee resigned and his options were forfeited.

In July 2004, the Company entered into an employment agreement with Bernard L. Kasten, M.D. to serve as the Company's Chief Executive Officer (CEO). The employment agreement provides for an annual salary of $250,000 plus, at the discretion of the Board of Directors, bonus payments for a 3-year initial term with an automatic 3-year renewal unless either party gives notice that it does not want to renew. The agreement also provides for an award of 2,500,000 options to purchase common stock with an exercise price of $1.30, of which 500,000 vested upon signing, one million options ratably vest over the 3-year initial term and the remaining 1 million options vest over the renewal term. The CEO is also entitled to additional options to be granted upon meeting certain milestones.

In July 2004, the Company entered into an amendment to its existing employment agreement with the Company's Chief Scientific Officer (CSO). Pursuant to the amendment, the employment agreement is effective through December 31, 2007 and provides for an annual salary of $225,000 plus, at the discretion of the Board of Directors, a bonus not to exceed 50% of the Chief Scientific Officer's salary. The agreement also provides for an option grant of 150,000 options to purchase common stock with an exercise price of $1.40, of which 75,000 vest on December 31, 2005 and 75,000 vest on December 31, 2006. In October 2002, the Company granted the CSO options to acquire 300,000 shares of the Company's common stock at an exercise price of $2.50. Upon such grant, the CSO was required to surrender 50,000 shares granted under a previous grant with an exercise price of $3.94. Under the October 2002 grant, 75,000 shares vested immediately, 75,000 shares vested on September 1, 2003 and 2004 and 75,000 shares will vest on September 1, 2005. As such, 50,000 options are considered variable options under APB 25 as replacement awards for the options surrendered. For the years ended December 31, 2005, 2004, and 2003 there was no stock compensation charge as the fair value of the underlying common stock was below the exercise price of the option.

In June 2004, the Company entered into an amendment to its existing employment agreement with the Company's Chief Financial Officer. Pursuant to the amendment, the employment agreement is effective through December 31, 2005 and provides for an annual salary of $230,000 plus a one-time payment of $50,000 for the Chief Financial Officer's prior service as Acting Chief Executive Officer. An additional bonus not to exceed 25% of the Chief Financial Officer's salary may be awarded at the discretion of the Board of Directors. The agreement also provides for an option grant of 150,000 options to purchase common stock with an exercise price of $1.40, of which 75,000 vested upon signing and the remainder vested on a prorata basis from January 1, 2005 through December 31, 2005.

Operating lease commitments

The Company leases certain facilities and office space under operating leases. Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $297,000, $235,000 and $213,000, respectively. Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year are as follows:

      Year ended December 31,

          2006                               $   255,400
          2007                                   261,800
          2008                                   133,200
          2009                                   135,900
          2010                                    22,700
                                             -----------
      Total                                  $   809,000
                                             ===========

Other

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

12. Subsequent Event

On March 9, 2006, SIGA entered into a term sheet for the merger of the Company with PharmAthene, Inc. Under the provisions of the term sheet, the Chief Executive Officer of PharmAthene will serve as President and Chief Executive Officer of the combined company and the Board of Directors for the new company will reflect the new proportionate ownership. It is expected that the shareholders of SIGA will own approximately 32% of the combined company, which is anticipated to remain listed on the NASDAQ stock market. The transaction is conditioned on, among other things, the execution of a definitive merger agreement, approval of the shareholders of each company, regulatory approval and other customary closing conditions. In connection with the transaction, the Company and PharmAthene also entered into a Bridge Note Purchase Agreement whereby PharmAthene will provide SIGA with up to $3 million in interim financing.

13. Financial Information By Quarter (Unaudited) (in thousand, except for per share data)

2005 For The Quarter Ended                 March 31,       June 30,      September 30,   December 31,       Total
                                          ----------      ----------     -------------   ------------    ----------
Revenues                                  $    1,459      $    1,864      $    2,910     $    2,244      $    8,477
Selling, general & administrative         $      845      $      811      $      415     $      410      $    2,481
Research and development                  $    1,552      $    2,583      $    1,765     $    2,395      $    8,295
Patent preparation fees                   $      175      $       91      $        8     $      (42)     $      232
Operating income (loss)                   $   (1,113)     $   (1,621)     $      722     $     (520)     $   (2,532)
Net income (loss)                         $   (1,107)     $   (1,630)     $      724     $     (258)     $   (2,271)
Net loss per share: basic and diluted     $    (0.05)     $    (0.07)     $     0.03     $    (0.00)     $    (0.09)
Market price range for common stock
   High                                   $     1.69      $     1.44      $     1.10     $     1.35      $     1.69
   Low                                    $     1.28      $     0.99      $     0.70     $     0.87      $     0.70

2004 For The Quarter Ended                 March 31,       June 30,      September 30,   December 31,       Total
                                          ----------      ----------     -------------   ------------    ----------
Revenues                                  $      161      $      299      $      533     $      846      $    1,839
Selling, general & administrative         $    1,006      $    1,112      $      919     $    1,005      $    4,042
Research and development                  $    1,020      $    1,026      $      827     $    1,292      $    4,165
Patent preparation fees                   $       92      $       55      $       84     $      162      $      393
In-process research and development       $       --      $       --      $      568     $       --      $      568
Impairment of intangible assets           $       --      $      610      $       --     $    1,508      $    2,118
Operating loss                            $    1,956      $    2,504      $    1,865     $    3,123      $    9,448
Net loss                                  $    1,940      $    2,490      $    1,837     $    3,106      $    9,373
Net loss per share: basic and diluted     $     0.08      $     0.11      $     0.08     $     0.13      $     0.40
Market price range for common stock
   High                                   $     2.34      $     1.93      $     1.63     $     1.75      $     2.34
   Low                                    $     1.85      $     1.29      $     1.23     $     1.35      $     1.23

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

      There have been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation by the Chief Executive Officer and Chief Financial Officer that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      All directors are elected each year at SIGA's annual meeting of stockholders and hold office for one year terms until the next annual meeting of stockholders and until their successors have been duly elected and qualified. SIGA's executive officers serve terms pursuant to employment agreements, which are summarized below.

      Name                             Age     Position
      ----                             ---     --------
      Donald G. Drapkin*               58      Chairman of the Board
      James J. Antal*                  55      Director
      Thomas E. Constance*             69      Director
      Dennis E. Hruby                  54      Chief Scientific Officer
      Bernard L. Kasten Jr. M.D.       59      Director, Chief Executive Officer
      Thomas N. Konatich               60      Chief Financial Officer
      Adnan M. Mjalli, Ph.D.           42      Director
      Mehmet C. Oz, M.D. *             43      Director
      Eric A. Rose, M.D. *             53      Director
      Paul G. Savas*                   43      Director
      Judy S. Slotkin*                 52      Director
      Michael A.  Weiner, M.D. *       59      Director

      * Determined by the Board of Directors to be independent pursuant to Rule 4200 of the NASD Marketplace Rules.

      There are no family relations between any of our directors and our executive officers.

      Donald G. Drapkin has served as Chairman of the Board and a director of SIGA since April 19, 2001. Mr. Drapkin has been Vice Chairman and a director of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years. Mr. Drapkin is also a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Allied Security Holdings, LLC, Anthracite Capital, Inc., Playboy Enterprises, Inc., Revlon Consumer Products Corporation, Revlon Inc. and Nephros, Inc. Mr. Drapkin is also a director of PharmaCore, Inc. and TransTech Pharma, Inc.

      James J. Antal has served as a director of SIGA since November 2004. Mr. Antal has been an active consultant and founding investor in several Southern California based emerging companies, including serving as Chief Financial Advisor to Black Mountain Gold Coffee Co., since his retirement in 2002. Mr. Antal was the Chief Financial Officer and Chief Investment Officer from 1996 to 2002 for Experian, a $1.6 billion global information services subsidiary of UK-based GUS plc. Prior to the GUS acquisition of Experian (the former TRW Inc. Information Systems and Services businesses), Mr. Antal held various finance positions with TRW from 1978 to 1996, including Senior VP of Finance for TRW Information Systems and Services and TRW Inc. Corporate Director of Financial Reporting and Accounting. He earned his undergraduate degree in accounting from The Ohio State University in 1973, and became a certified public accountant
(Ohio) in 1974. He engaged in active practice as a CPA with Ernst & Ernst until 1978. Mr. Antal has served as a director of First American Real Estate Solutions, an Experian joint venture with First American Financial Corp.

      Thomas E. Constance has served as a director of SIGA since April 19, 2001. Mr. Constance is Chairman and, since 1994, a partner of Kramer Levin Naftalis & Frankel LLP, a law firm in New York City. Mr. Constance was a director of Kroll Inc., which ceased to file reports pursuant to the Securities Exchange Act of 1934 in August 2004. Mr. Constance serves as a Trustee of the M.D. Sass Foundation and St. Vincent's Services. He also serves on the Advisory Board of Directors of Barington Capital, L.P.

      Bernard L. Kasten Jr., M.D. has been a director of SIGA since May 23, 2003 and became Chief Executive Officer in the third quarter of 2004. Prior to becoming Chief Executive Officer of SIGA and since February 2002,

Dr. Kasten had been Vice President, Medical Affairs of MedPlus Inc., a healthcare information technology company and a wholly-owned subsidiary of Quest Diagnostics, Inc., a diagnostic testing, information and services company. Since 1975, Dr. Kasten has been a Diplomat of the American Board of Pathology with a sub-specialty certification in 1976 in Medical Microbiology. Dr. Kasten's staff appointments have included service in the Division of Laboratory Medicine at The Cleveland Clinic; Associate Director of Pathology and Laboratory Services at the Bethesda Hospital Systems in Cincinnati, Ohio and Chief Laboratory Officer at Quest Diagnostics Incorporated. Dr. Kasten was a founder of Plexus Vaccine Inc., a vaccine company of which SIGA acquired substantially all of the assets in May 2003. Dr. Kasten is an author of "Infectious Disease Handbook" 5th Edition, 2003, Lexi-Comp Inc.

      Adnan M. Mjalli, Ph.D. has served as a director of SIGA since January 2004. Dr. Mjalli founded TransTech Pharma, Inc., a privately held drug discovery company in High Point, North Carolina, in 1999 and has since served as its President and Chief Executive Officer. He also serves as Chairman of the Board of PharmaCore, Inc. where he previously served as President and CEO from December of 1998 to November 2000. Dr. Mjalli obtained his Ph.D. in medicinal chemistry in 1989 from the University of Exeter, UK. His postdoctoral work was carried out at the University of Rochester. Prior to founding TransTech Pharma, he held various positions of increasing responsibility in research and senior management at several pharmaceutical and biotechnology companies, including Merck & Co., Inc.

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

      Eric A. Rose, M.D. has served as a director of SIGA since April 19, 2001. From April 19, 2001 until June 21, 2001, Dr. Rose served as Interim Chief Executive Officer of SIGA. Dr. Rose is currently Chairman of the Department of Surgery and Surgeon-in-Chief of the Columbia Presbyterian Center of New York Presbyterian Hospital, a position he has held since August 1994. Dr. Rose is a past President of the International Society for Heart and Lung Transplantation. Dr. Rose was recently appointed as Morris & Rose Milstein Professor of Surgery at Columbia University's College of Physicians and Surgeons' Department of Surgery. Dr. Rose is a director of PharmaCore, Inc., TransTech Pharma, Inc. and a former director of Nexell Therapeutics Inc. (f/k/a VimRx). Dr. Rose is a graduate of both Columbia College and Columbia University College of Physicians & Surgeons.

      Paul G. Savas has served as a director of SIGA since January 2004. Mr. Savas has been a Senior Vice President of Finance at MacAndrews & Forbes Holdings, Inc. and its affiliates since October 2002, and was Vice President of MacAndrews & Forbes and its affiliates from 1998 until 2002. He was Director of Corporate Finance at MacAndrews & Forbes from 1994 until 1998. From December 1988 until April 1994, Mr. Savas served in the Finance Department of NYNEX Corporation holding the positions of Associate Director of Corporate Finance and Staff Director of External Reporting.

      Judy S. Slotkin has served as a director of SIGA since November 2004. Ms. Slotkin was Co-Head of the Finance Committee of the Modern Africa Fund, a $120 million private equity fund, from 1998 until 2003. Ms. Slotkin was formerly
Department Head in the Corporate Finance Division of Citigroup (Citibank Investment Bank) where she was responsible for various businesses and the first head of the group's Capital Markets Desk. Prior to that, Ms. Slotkin held various positions in the Citigroup (Citibank) commercial bank. Ms. Slotkin is also a founding member of the Food Allergy Initiative, an organization funding research, legislative initiatives and education regarding food allergies. Ms. Slotkin received her undergraduate degree in accounting from Fairleigh Dickinson University in 1976 and, in 1980, she received her MBA in Finance from Fordham University.

      Michael A. Weiner, M.D. has served as a director of SIGA since April 19, 2001. Dr. Weiner is the Hettinger Professor of Pediatrics at Columbia University College of Physicians and Surgeons since 1996. Dr. Weiner is also the Director of Pediatric Oncology at New York Presbyterian Hospital. Dr. Weiner was a director of Nexell Therapeutics, Inc. (f/k/a VimRx) from March 1996 to February 1999. Dr. Weiner is a 1972 graduate of the New York State Health Sciences Center at Syracuse and was a post graduate student at New York University and Johns Hopkins University.

Committees of the Board of Directors

      The Board of Directors currently has, and appoints the members of, standing Audit, Compensation and Nominating and Corporate Governance Committees. Each member of the Audit, Compensation and Nominating and Corporate Governance Committees is an Independent Director. Each of these committees has a written charter approved by the Board of the Directors in March 2004. A copy of each charter is posted on SIGA's website at www.siga.com under the "Corporate Governance" section.

      Audit  Committee.  The  Audit  Committee,   which  currently  consists  of
directors Paul G. Savas, Judy S. Slotkin and James J. Antal, held eleven meetings during 2005. The Board of Directors has determined that each of the members of the Audit Committee is "independent" under the applicable laws, rules and regulations. The Company has determined that Mr. Savas is an "Audit Committee financial expert" within the meaning of Regulation S-K promulgated by the Securities and Exchange Commission (the "SEC"). The purpose of the Audit Committee is to assist the Board of Directors in the oversight of the integrity of the financial statements of SIGA, SIGA's compliance with legal and regulatory matters, the independent registered public accounting firm's qualifications and independence, and the performance of SIGA's independent registered public accounting firm. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of SIGA's accounting and financial reporting process and audits of the financial statements of SIGA on behalf of the Board of Directors. The Audit Committee also selects the independent registered public accounting firm to conduct the annual audit of the financial statements of SIGA; reviews the proposed scope of such audit; reviews accounting and financial controls of SIGA with the independent registered public accounting firm and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates. A copy of the Audit Committee charter is available on SIGA's website (as described above).

Code of Ethics

      SIGA has adopted a code of ethics and business conduct that applies to its officers, directors and employees, including without limitation, our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer. The Code of Ethics and Business Conduct is available on SIGA's website at www.siga.com under the "Corporate Governance" section.

Item 11. Executive Compensation

      The following table sets forth the total compensation paid or accrued for the years ended December 31, 2005, 2004 and 2003, for each person who acted as SIGA's Chief Executive Officer at any time during the year ended December 31, 2005, and its most highly compensated executive officers, other than its Chief Executive Officer, whose salary and bonus for the fiscal year ended December 31, 2005 were in excess of $100,000 each.

                               Annual Compensation

                                                                                                        Long-Term
                                                                                                        Compensation
                                                                                                         Securities
                                                                         Other Annual                    Underlying
Name and Principal Position                  Year        Salary ($)     Comensation ($)    Bonus ($)     Options (#)
---------------------------                --------     ------------   -----------------  -----------   -------------
Bernard L. Kasten, M.D                       2005         250,000               --               --              --
Chief Executive Officer                      2004         113,636               --               --       2,500,000
                                             2003              --               --               --              --

Thomas N. Konatich                           2005         230,000               --           35,000              --
Chief Financial Officer                      2004         218,485               --           50,000         150,000
                                             2003         210,000               --               --              --

Dennis E. Hruby, Ph.D                        2005         225,000               --          112,500              --
Chief Scientific Officer                     2004         213,363               --           63,000         150,000
                                             2003         210,000               --               --              --

John R. Odden
Vice President Business Development (1)      2005         175,070               --               --              --
                                             2004          82,257               --               --         200,000
                                             2003              --               --               --              --

(1) Mr. Odden became Vice President Business Development in the third quarter of 2004. His annual salary was $230,000. He resigned as Vice President Business Development in September, 2005.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table provides certain summary information concerning stock options held as of December 31, 2005 by SIGA's Chief Executive Officer and its two most highly compensated executive officers, other than its Chief Executive Officer. No options were exercised during fiscal 2005 by any of the officers.

                                                                    Value of Unexercised
                            Number of Securities Underlying         In-The-Money Options
                                 Unexercised Options #           At fiscal Year-End ($) (1)
                                 ---------------------           --------------------------
                             Exercisable    Unexercisable      Exercisable     Unexercisable
                             -----------    -------------      -----------     -------------
Bernard L. Kasten, M.D          933,332       1,666,668              --              --

Thomas N. Konatich              545,000              --              --              --

Dennis E. Hruby, Ph.D           550,000          75,000              --              --

(1) Based upon the closing price on December 31, 2005, as reported on the Nasdaq SmallCap Market and the exercise price per option.

Option Grants for the Year Ended December 31, 2005

No options were granted during the year ended December 31, 2005 to anyone who served as Chief Executive Officer and its three highest paid employees.

Long-Term Incentive Plans--Awards in Last Fiscal Year

      As of January 1, 1996, we adopted our 1996 Incentive and Non-Qualified Stock Option Plan. An amendment and restatement of such plan, as amended, was adopted on May 3, 2001 and was further refined by the Board of Directors on June 29, 2001 (the "Plan"). The Plan was approved by our stockholders at an annual meeting on August 15, 2001. Stock options may be granted to key employees, consultants and outside directors pursuant to the Plan. The Plan was amended again at our annual meeting on January 8, 2004, when our stockholders voted to increase the maximum number of shares of common stock available for issuance under the Plan from 7,500,000 to 10,000,000. At our annual meeting on May, 26, 2005, the Plan was amended when our stockholders voted to increase the maximum number of shares of common stock available for issuance under the Plan from 10,000,000 to 11,000,000.

      The Plan is administered by our Compensation Committee which determines persons to be granted stock options, the amount of stock options to be granted to each such person, and the terms and conditions of any stock options as permitted under the Plan. The members of the Compensation Committee are Mehmet
C. Oz, M.D., Paul G. Savas and Donald G. Drapkin. See "Committees of the Board of Directors" above for more information.

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

      The Plan, as amended, provides for the granting of options to purchase 11,000,000 shares of common stock, of which 9,399,561 options were outstanding as of December 31, 2005.

      During the fiscal year ending December 31, 2005, the named Officers of SIGA received no long-term incentive compensation under the Plan.

Employment Contracts and Directors Compensation

Directors' Compensation

      Directors who are not currently receiving compensation as officers or employees of the Company or any of its affiliates receive $1,000 per meeting for board meetings and will be reimbursed for expenses incurred by them in connection with serving on our Board of Directors. The chairman of the Audit Committee receives $1,000 per meeting for meetings of the Audit Committee and all other members of the Audit Committee receive $500 per meeting for meetings of the Audit Committee. Members of Compensation Committee and Nominating and Corporate Governance Committee receive $500 per meeting for meetings of the Compensation Committee and Nominating and Corporate Governance Committee.

      Non-employee directors receive an initial grant of 25,000 options, upon such non-employee director's first election to the Board of Directors, which such options are granted under SIGA's Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan. In addition, non-employee directors receive an annual grant of 10,000 options under SIGA's Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan, made at each Annual Meeting. All such options have an exercise price equal to the fair market value of the underlying SIGA shares on the date of grant.

Employment Contracts

      Dr. Bernard L. Kasten, SIGA's Chief Executive Officer, is employed by SIGA under an employment agreement dated July 2, 2004. The initial term of the employment agreement expires on July 2, 2007. The employment agreement will, however, automatically renew for an additional three (3) years following the end of the initial term, unless either Dr. Kasten or SIGA provides at least three
(3) months advance notice of his/its desire not to renew. Dr. Kasten receives an annual base salary of $250,000 and his employment agreement also provides for additional bonus payments at the discretion of the Board of Directors. On July 2, 2004, he received options to purchase 2,500,000 shares of common stock with an exercise price of $1.30 per share, of which 500,000 shares vested on the date of grant; with respect to the next 1,000,000 shares, an additional 166,666 shares shall vest on the end of each six (6) month period after date of grant until the end of the sixth six (6) month period at which time 166,667 shares shall vest. In the event Dr. Kasten's employment renews as described above, with respect to the balance of 1,000,000 shares of common stock, an additional 166,666 shares shall vest at the end of each six (6) month period commencing at the beginning of the renewal term until the end of the sixth six (6) month period at which time 166,667 shares shall vest. Dr. Kasten also received options to purchase up to 4,800,000 shares of common stock, with an exercise price of $1.30 per share, if various milestones set forth in his employment agreement are met. Dr. Kasten is also eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. SIGA may terminate the employment agreement for cause (as such term is defined in the employment agreement) or for any other reason, provided that upon any termination for any other reason (other than cause), Dr. Kasten shall receive his salary due and payable through the date of termination plus a severance amount (as defined in the employment agreement) to be paid through a specified period during which his time vested options shall continue to vest. If within 90 days prior to or 12 months after a change of control (as such term is defined in the employment agreement) of SIGA either Dr. Kasten's employment is terminated or Dr. Kasten is no longer Chief Executive Officer of the surviving organization and elects to terminate his employment as a result of the change of control, Dr. Kasten will receive payments as specified in the employment agreement.

      Thomas N. Konatich, SIGA's Vice President, Chief Financial Officer, Secretary and Treasurer, is employed by SIGA under an employment agreement dated April 1, 1998, as amended on January 19, 2000, as amended and restated on October 6, 2000, as amended as of January 31, 2002, as amended on November 5, 2002, as amended on July 29, 2004 and as amended on February 1, 2006. This employment agreement expires on December 31, 2006. Mr. Konatich was also formerly employed as SIGA Acting Chief Executive Officer, which duties concluded on July 2, 2004. Mr. Konatich receives an annual base salary of $230,000 and received a one-time payment of $50,000 for his prior service as Acting Chief Executive Officer. His employment agreement also provides for an additional bonus payment at the discretion of the Board of Directors and not to exceed 25% of his annual base salary amount. He received options to purchase 95,000 shares of common stock, at $4.44 on April 1, 1998. The options vested on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. On January 19, 2000, he received an additional grant to purchase 100,000 shares at an exercise price of $2.00 per share. These options vest on a pro rata basis each quarter through January 19, 2002. On January 31, 2002, Mr. Konatich was granted an "Incentive Stock Option" to purchase 50,000 shares at an exercise price of $3.94 per share. Such options vest in eight equal quarterly installments beginning on April 20, 2002. On November 5, 2002, Mr. Konatich was granted an Incentive Stock Option to purchase 150,000 shares at an exercise price of $2.50 per share. 75,000 of these options vested immediately and 75,000 options vested on September 1, 2003. On July 29, 2004, Mr. Konatich was granted an Incentive Stock Option to purchase 150,000 shares at an exercise price of $1.40 per share. 75,000 of these options vested immediately and with the remaining 75,000 options vesting on a pro rata basis from January 1, 2005 through December 31, 2005 with no provision for acceleration under any circumstances. Mr. Konatich is also eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. SIGA may terminate the employment agreement with or without cause (as such term is defined in the employment agreement), provided that upon any termination without cause, SIGA will be obligated to continue to pay Mr. Konatich's salary and all other amounts due under the employment agreement for the remainder of the term. If Mr. Konatich is terminated due to a change of control (as such term is defined in the employment agreement), SIGA shall pay Mr. Konatich a change in control amount (as such term is defined in the employment agreement) plus his accrued and unpaid base salary, and, upon the first event constituting a change of control, all stock options and other stock-based grants to Mr. Konatich shall immediately and irrevocably vest and become exercisable upon the date of such event.

      Dr. Dennis E. Hruby, Chief Scientific Officer, is employed by SIGA under an employment agreement dated January, 1, 1998, as amended on June 16, 2000, as amended on January 31, 2002, as amended on October 3, 2002 and as amended on July 29, 2004. This employment agreement expires on December 31, 2007. Dr. Hruby receives a base salary of $225,000 per year and his employment agreement also provides for additional bonus payments at the discretion of the Board of
Directors and not to exceed 50% of his base salary amount. Dr. Hruby received options to purchase 10,000 shares of common stock at an exercise price of $5.00 per share on April 1, 1997 and 40,000 shares of common stock at an exercise price of $4.63 per share on April 1, 1998. The options became exercisable on a pro rata basis on the first, second, third and fourth anniversaries of the agreement. Under the June 16, 2000 amendment, Dr. Hruby was granted options to purchase 125,000 shares of SIGA's common stock at $2.00 per share. The options vest ratably over the remaining term of the amendment. The January 31, 2002 amendment changed the terms of the lock-up agreed to in the June 16, 2000 amendment to the employment agreement limiting Hruby's ability to sell SIGA stock. On January 31, 2002, Dr. Hruby was granted an "Incentive Stock Option" to purchase 50,000 shares at an exercise price of $3.94 per share. Such options vest in four equal annual installments beginning on August 15, 2002. As part of the October 3, 2002 amendment, Dr. Hruby was granted an option to purchase 300,000 shares of common stock. Options with respect to 75,000 shares vested upon the signing of the amendment and an additional 75,000 shares shall vest on a pro rata basis on September 1 of each 2003, 2004 and 2005. The options have an exercise price of $2.50 per share. Dr. Hruby surrendered his option to purchase up to 50,000 shares of common stock of SIGA at an exercise price of $3.94 that he was granted under an earlier amendment. On July 29, 2004, Dr. Hruby was granted an Incentive Stock Option to purchase 150,000 shares at an exercise price of $1.40 per share, which options shall vest in 75,000 share increments on December 31 of each year, commencing December 31, 2005. Dr. Hruby is eligible to receive additional stock options and bonuses at the discretion of the Board of Directors. SIGA may terminate the employment agreement with or without cause (as such term is defined in the employment agreement), provided that upon any termination without cause SIGA will be obligated to continue to pay Dr. Hruby's salary for the remainder of the term. In addition, SIGA shall have the right to terminate Dr. Hruby's employment upon one (1) year written notice with such termination being treated as a termination for cause. If Dr. Hruby is terminated due to a change of control (as such term is defined in the employment agreement), SIGA shall pay Dr. Hruby a change in control amount (as such term is defined in the employment agreement) plus his accrued and unpaid base salary, and, upon the first event constituting a change of control, all stock options and other stock-based grants to Dr. Hruby shall immediately and irrevocably vest and become exercisable upon the date of such event.

Compensation Committee Interlocks and Insider Participation

      None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following tables set forth certain information regarding the beneficial ownership of SIGA's voting securities as of March 15, 2006 of (i) each person known to SIGA to beneficially own more than 5% of the applicable class of voting securities, (ii) each director and director nominee of SIGA,
(iii) each Named Officer and (iv) all directors and executive officers of SIGA as a group. As of March 16, 2006, a total of 26,500,648 shares of Common Stock and a total of 68,038 shares of Series A Preferred Stock were outstanding. Each share of Common Stock and Series A Preferred Stock is entitled to one vote on matters on which holders of Common Stock are eligible to vote. The column entitled "Percentage of Total Voting Stock Outstanding" shows the percentage of total voting stock beneficially owned by each listed party.

      The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 15, 2006, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            Ownership of Common Stock

                                                                                    Percentage of        Percentage of
Name and Address of                                   Amount of Beneficial           Common Stock         Total Voting
Beneficial Owner (1)                                      Ownership (2)              Outstanding        Stock Outstanding
--------------------                                 ----------------------       -----------------    -------------------
Beneficial Holders

MacAndrews & Forbes Inc. (3)
35 East 62nd Street
New York, NY 10021 ..............................           5,036,458(4)                 17.9%                17.8%

TransTech Pharma, Inc.
4170 Mendenhall Oaks Parkway
High Point, NC  27265 ...........................           5,208,333(5)                 18.5%                18.4%

Officers and Directors
Donald G. Drapkin (6)
35 East 62nd Street
New York, NY 10021 ..............................           1,808,326(7)                  6.5%                 6.4%

James J. Antal
30952 Steeplechase Dr.
San Juan Capistrano, CA 94704 ...................              46,154(8)                    *                    *

Judy S. Slotkin (19)
888 Park Avenue
NY, NY 10021 ....................................              35,000(9)                    *                    *

Thomas E. Constance
1177 Avenue of the Americas,
New York, NY 10036 ..............................             263,467(10)                   *                    *

Bernard L. Kasten Jr., M.D.(11) .................           1,462,358(12)                 5.3%                 5.3%

Adnan M. Mjalli, Ph.D
4170 Mendenhall Oaks Parkway, Suite 110
High Point, NC 27265 ............................              35,000(13)                   *                    _

Mehmet C. Oz, M.D.
177 Fort Washington Ave
New York, NY 10032 ..............................             135,000(14)                   *                    *

Eric A. Rose, M.D. (15)
122 East 78th Street
New York, NY 10021 ..............................             800,090(16)                 2.9%                 2.9%

Paul G. Savas
35 East 62nd Street
New York, NY 10021 ..............................              61,222(17)                   *                    *

Michael A. Weiner, M.D.
161 Fort Washington Ave.
New York, NY 10032 ..............................             135,000(14)                   *                    *

Thomas N. Konatich ..............................             545,000(18)                 2.0%                 2.0%

Dennis E. Hruby, Ph.D ...........................             550,000(18)                 2.0%                 2.0%

All Executive Officers and Directors as a
group (thirteen persons) ........................           5,864,117(20)                18.6%                18.6%

* Less than 1%

(1) Unless otherwise indicated the address of each beneficial owner identified is 420 Lexington Avenue, Suite 408, New York, NY 10170.

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

(3) MacAndrews & Forbes Inc. is a direct wholly-owned subsidiary of MacAndrews & Forbes Holdings Inc., a holding company whose sole stockholder is Ronald
      O. Perelman.

(4) Includes 1,678,820 shares of common stock issuable upon exercise of warrants.

(5) Includes 1,736,111 shares of common stock issuable upon exercise of warrants.

(6) Mr. Drapkin is a director and Vice Chairman of MacAndrews & Forbes Holdings Inc. and MacAndrews & Forbes Inc. and a director of TransTech Pharma.

(7) Includes 1,135,000 shares of common stock issuable upon exercise of options, shares of common stock underlying a warrant to purchase up to 347,826 shares of common stock and shares of common stock underlying a warrant to purchase up to 30,500 shares of common stock (the "Drapkin September 2001 Investor Warrant"). However, the Drapkin September 2001 Investor Warrant provides that, with certain limited exceptions, such warrant is not exercisable if, as a result of such exercise, the number of shares of common stock beneficially owned by Mr. Drapkin and his affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unexercised portion of the Drapkin September 2001 Investor Warrant) would exceed 9.99% of the outstanding shares of common stock. Does not include shares of common stock that Mr. Drapkin, as a director and Vice Chairman of Mafco Holdings Inc. and MacAndrews & Forbes or as director of TransTech Pharma, may be deemed to beneficially own and as to which Mr. Drapkin disclaims beneficial ownership.

(8)   Includes 35,000 shares of common stock issuable upon exercise of options.

(9)   Includes 35,000 shares of common stock issuable upon exercise of options.

(10) Includes 12,200 shares issuable upon exercise of warrants and 235,000 shares of common stock issuable upon exercise of options.

(11) Dr. Kasten became our Chief Executive Officer in the third quarter of 2004.

(12) Includes 1,350 shares of common stock issuable upon exercise of warrants and 1,099,998 shares of common stock issuable upon exercise of options.

(13) Includes 35,000 shares of common stock issuable upon exercise of options. Does not include shares of common stock that Dr. Mjalli, as a director of TransTech Pharma, may be deemed to beneficially own and as to which Dr. Mjalli disclaims beneficial ownership.

(14) Includes 12,500 shares issuable upon exercise of warrants and 110,000 shares issuable upon exercise of options.

(15)  Dr. Rose is a director of TransTech Pharma.

(16) Includes 88,610 shares of common stock issuable upon exercise of warrants and 610,000 shares of common stock issuable upon exercise of options. Does not include shares of common stock that Dr. Rose, as a director of TransTech Pharma, may be deemed to beneficially own and as to which Dr. Rose disclaims beneficial ownership.

(17) Includes 8,681 shares of common stock issuable upon exercise of warrants and 35,000 shares issuable upon exercise of options.

(18) Neither of Messrs. Konatich and Hruby own shares of common stock. All shares listed as beneficially owned by each of Messrs. Konatich and Hruby are shares issuable upon exercise of stock options.

(19) Does not include 34,722 shares of common stock owned by Ms. Slotkin's spouse to which she disclaims beneficial ownership.

(20)  See footnotes (6)-(19).

                      Ownership of Series A Preferred Stock

Name and Address of                                                           Percentage of Series A Preferred
Beneficial Owner (1)                    Amount of Beneficial Ownership              Shares Outstanding(2)
---------------------------------      --------------------------------      ----------------------------------
Frank J. and Mary Ann Loccisano                    68,038                                  100%

----------
(1) Unless otherwise indicated the address of each beneficial owner identified is 420 Lexington Avenue, Suite 408, New York, NY 10170.

(2) Percentage of beneficial ownership of Series A Preferred Stock is calculated based on the assumption that there were 68,038 shares of Series A Preferred Stock outstanding on March 15, 2006.

Equity Compensation Plan Information

      The following table sets forth certain compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders as of December 31, 2005:

                                                                                          Number of securities
                                                                                         remaining available for
                                                                                          future issuance under
                                    Number of securities to      Weighted-average          equity compensation
                                    be issued upon exercise      exercise price of          plans (excluding
                                    of outstanding options,    outstanding options,       securities reflected
Plam Category                         warrants and rights       warrants and rights          in column (a))
                                              (a)                       (b)                        (c)
Equity compensation plans
approved by security holders (1)            9,399,561                 $  2.00                   1,385,398

Equity compensation plans not
approved by security holders                  250,000                 $  2.00                          --

Total                                       9,649,561                 $  2.00                   1,385,398

(1)  SIGA   Technologies,   inc.,   Amended  and  Restated  1996  Incentive  and
Non-Qualified Stock Option Plan.

Item 13. Certain Relationships and Related Transactions

      Thomas E. Constance, a director of SIGA, is Chairman of Kramer Levin Naftalis & Frankel LLP, a law firm in New York City, which SIGA has retained to provide legal services.

      Adnan M. Mjalli, a director of SIGA, is also President and Chief Executive Officer of TransTech Pharma.

Item 14. Principal Accountant Fees and Services

Audit Fees

      PricewaterhouseCoopers LLP billed SIGA $182,500 in the aggregate, for professional services rendered by them for the audit of SIGA's annual financial statements for the fiscal year ended December 31, 2005, reviews of the interim financial statements included in SIGA's Forms 10-Q filed during the year ended December 31, 2005 and consents and reviews of various documents filed with the SEC during the year ended December 31, 2005.

      PricewaterhouseCoopers LLP billed SIGA $213,300 in the aggregate, for professional services rendered by them for the audit of SIGA's annual financial statements for the fiscal year ended December 31, 2004, reviews of the interim financial statements included in SIGA's Forms 10-QSB filed during the year ended December 31, 2004 and consents and reviews of various documents filed with the SEC during the year ended December 31, 2004.

Audit Related Fees

      There were no Audit Related Fees in 2005 and 2004.

Tax Fees

      PricewaterhouseCoopers LLP did not render any professional services for tax compliance, tax advice or tax planning during either of the fiscal years ended December 31, 2005 or December 31, 2004.

All Other Fees

      PricewaterhouseCoopers LLP did not provide any products or render any professional services (other than those covered above under "Audit Fees," "Audited Related Fees," and "Tax Fees") during either of the fiscal years ended December 31, 2005 or December 31, 2004.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

      The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. SIGA did not make use in fiscal year 2004 of the rule that waives pre-approval requirements for non-audit services in certain cases if the fees for these services constitute less than 5% of the total fees paid to the auditor during the year.

                                     PART IV

Item 15. Exhibits

Exhibit
No.          Description

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

10(s) Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan dated August 15, 2001 (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001), as amended (as set forth in the Form 8-K of the Company filed May 27, 2005).

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

10(v) Retainer Agreement between the Company and Saggi Capital, Inc., dated November 1, 2002 (Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

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

10(dd) Non-Employee Director Compensation Summary Sheet (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10(ee) Director Compensation Program, effective April 21, 2005 (as set forth in the Form 8-K of the Company filed April 26, 2005).

10(ff) Service Agreement, dated as of April 27, 2005, between the Company and TransTech Pharma, Inc. (Incorporated by reference to Form 8-K of the Company filed May 3, 2005).

10(gg) Master Security Agreement, dated as of April 29, 2005, between General Electric Capital Corporation and the Company (Incorporated by reference to Form 8-K of the Company filed May 3, 2005).

10(hh) Letter Agreement, dated as of August 5, 2005, between the Company and John Odden (Incorporated by reference to Form 8-K of the Company filed August 11, 2005).

10(ii) Agreement, dated as of September 14, 2005, between Saint Louis University and the Company (Incorporated by reference to Form 8-K of the Company filed September 20, 2005).

10(jj) Agreement, dated as of September 22, 2005, between the United States Army Medical Research and Material Command and the Company (Incorporated by reference to Form 8-K of the Company filed September 27, 2005).

10(kk) Securities Purchase Agreement, dated as of November 2, 2005, between Iroquois Master Fund Ltd., Cranshire Capital, L.P., Omicron Master Trust, Smithfield Fiduciary LLC and the Company (Incorporated by reference to Form 8-K of the Company filed November 4, 2005).

10(ll) Exclusive Finder's Agreement, dated as of November 1, 2005, between the Shemano Group, Inc. and the Company (Incorporated by reference to Form 8-K of the Company filed November 4, 2005).

10(mm) Letter Agreement, dated as of February 1, 2006, between the Company and Thomas N. Konatich (Incorporated by reference to Form 8-K of the Company filed February 7, 2006).

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

                                          SIGA TECHNOLOGIES, INC.
                                          (Registrant)


Date: March 28 2006                      By:  /s/ Bernard L. Kasten, M.D.
                                               ---------------------------
                                               Bernard L. Kasten, M.D.
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title of Capacities              Date

/s/ Bernard L. Kasten, M.D.
---------------------------------
Bernard L. Kasten, M.D.                   Chief Executive Officer          March 28, 2006


/s/ Thomas N. Konatich
---------------------------------
Thomas N. Konatich                        Chief Financial Officer          March 28, 2006


/s/ Donald G. Drapkin
---------------------------------
Donald G. Drapkin                         Chairman of the Board            March 28, 2006


/s/ James J. Antal
---------------------------------
James J. Antal                            Director                         March 27, 2006


/s/ Thomas E. Constance
---------------------------------
Thomas E. Constance                       Director                         March 27, 2006


/s/ Adnan M. Mjalli, Ph.D.
---------------------------------
Adnan M. Mjalli, Ph.D.                    Director                         March 27, 2006


/s/ Mehmet C. Oz, M.D.
---------------------------------
Mehmet C. Oz, M.D.                        Director                         March 28, 2006


/s/ Eric A. Rose, M.D
---------------------------------
Eric A. Rose, M.D.                        Director                         March 27, 2006


/s/ Paul G. Savas
---------------------------------
Paul G. Savas                             Director                         March 27, 2006


/S/ Judy S. Slotkin
---------------------------------
Judy S. Slotkin                           Director                         March 27, 2006


/s/ Michael Weiner, M.D.
---------------------------------
Michael Weiner, M.D.                      Director                         March 27, 2006

                       This Page Intentionally left Blank