Form 10-Q
period 2006-03-31
SIGA TECHNOLOGIES INC
filed 2006-05-12
CIK 1010086

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

         For the Quarter Ended March 31, 2006

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

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No|X|.

As of May 10, 2005 the registrant had 26,500,648 shares of common stock outstanding.

================================================================================

                             SIGA Technologies, Inc.

                                    Form 10-Q

                                Table of Contents

                                                                                                Page No.
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements........................................................................2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..................................17

Item 4.  Controls and Procedures....................................................................17

PART II OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................18

Item 1A. Risk Factors...............................................................................18

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...........18

Item 3.  Defaults Upon Senior Securities............................................................18

Item 4.  Submission of Matters to a Vote of Security Holders........................................18

Item 5.  Other Information..........................................................................18

Item 6.  Exhibits...................................................................................18

SIGNATURES..........................................................................................19

Part I - Financial Information

Item 1 - Financial Statements

                             SIGA TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                                          Unaudited
                                                                                           March 31,       December 31,
                                                                                             2006              2005
                                                                                         ------------      ------------
ASSETS
Current assets
   Cash and cash equivalents .......................................................     $  2,478,102      $  1,772,489
   Accounts receivable .............................................................          258,182           883,054
   Prepaid expenses ................................................................           97,878           160,144
                                                                                         ------------      ------------
    Total current assets ...........................................................        2,834,162         2,815,687

   Property, plant and equipment, net ..............................................        1,492,392         1,224,147
   Goodwill ........................................................................          898,334           898,334
   Intangible assets, net ..........................................................          658,386           932,735
   Other assets ....................................................................          244,284           234,126
                                                                                         ------------      ------------
    Total assets ...................................................................     $  6,127,558      $  6,105,029
                                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable ................................................................     $    581,103      $  1,251,854
   Accrued expenses and other ......................................................          441,805           452,082
   Deferred revenue ................................................................        1,264,356           347,319
   Common stock rights .............................................................        1,007,722            73,400
   Notes payable ...................................................................        1,107,520           107,520
                                                                                         ------------      ------------
    Total current liabilities ......................................................        4,402,506         2,232,175

Non-current portion of notes payable ...............................................           79,825           106,705
Common stock warrants ..............................................................        1,126,432           535,119
                                                                                         ------------      ------------
    Total liabilities ..............................................................        5,608,763         2,873,999

Commitments and contingencies ......................................................               --                --

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 68,038 issued and outstanding at March 31, 2006
     and December 31, 2005) ........................................................           58,672            58,672
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     26,500,648 issued and outstanding at March 31, 2006
     and December 31, 2005) ........................................................            2,650             2,650
   Additional paid-in capital ......................................................       49,760,044        49,638,619
   Accumulated deficit .............................................................      (49,302,571)      (46,468,911)
                                                                                         ------------      ------------
    Total stockholders' equity .....................................................          518,795         3,231,030
                                                                                         ------------      ------------
    Total liabilities and stockholders' equity .....................................     $  6,127,558      $  6,105,029
                                                                                         ============      ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                       2006               2005
                                                                                   ------------       ------------
Revenues
     Research and development .............................................        $  1,394,454       $  1,458,565
                                                                                   ------------       ------------

Operating expenses
     Selling, general and administrative (includes $92,172 of non-cash
                  share based compensation) ...............................             941,540            844,709
     Research and development (includes $29,253 of non-cash share
                  based compensation) .....................................           1,657,670          1,551,640
     Patent preparation fees ..............................................             109,537            175,038

                                                                                   ------------       ------------
      Total operating expenses ............................................           2,708,747          2,571,387
                                                                                   ------------       ------------

      Operating loss ......................................................          (1,314,293)        (1,112,822)

Increase in fair market value of common stock rights
     and common stock warrants ............................................          (1,525,635)                --
Other income, net .........................................................               6,268              5,397

                                                                                   ------------       ------------
      Net loss ............................................................        $ (2,833,660)      $ (1,107,425)
                                                                                   ============       ============

Weighted average shares outstanding: basic and diluted ....................          26,500,648         24,500,648
                                                                                   ============       ============
Net loss per share: basic and diluted .....................................        $      (0.11)      $      (0.05)
                                                                                   ============       ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                        2006              2005
                                                                                    -----------        -----------
Cash flows from operating activities:
Net loss ...............................................................            $(2,833,660)       $(1,107,425)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation ...........................................................                 39,172             39,497
Amortization of intangible assets ......................................                274,349            324,848
Increase in fair market value of common stock rights and warrants ......              1,525,635                 --
Stock based compensation ...............................................                121,425                 --
Changes in assets and liabilities:
   Accounts receivable .................................................                624,872             46,174
   Prepaid expenses ....................................................                 62,266             44,178
   Other assets ........................................................                (10,158)           (61,651)
   Deferred revenue ....................................................                917,037                 --
   Accounts payable and accrued expenses ...............................               (681,028)            88,007
                                                                                    -----------        -----------
   Net cash provided by (used in) operating activities .................                 39,910           (626,372)
                                                                                    -----------        -----------

Cash flows from investing activities:
Capital expenditures ...................................................               (307,417)          (363,465)
                                                                                    -----------        -----------
   Net cash used in investing activities ...............................               (307,417)          (363,465)
                                                                                    -----------        -----------

Cash flows from financing activities:
Proceeds from note payable .............................................              1,000,000                 --
Repayment of note payable ..............................................                (26,880)                --
                                                                                    -----------        -----------
   Net cash provided by financing activities ...........................                973,120                 --
                                                                                    -----------        -----------

Net increase (decrease) in cash and cash equivalents ...................                705,613           (989,837)
Cash and cash equivalents at beginning of period .......................              1,772,489          2,020,938
                                                                                    -----------        -----------
Cash and cash equivalents at end of period .............................            $ 2,478,102        $ 1,031,101
                                                                                    ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

          Notes to the March 31, 2006 Financial Statements (Unaudited)

1. Basis of Presentation

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC") for quarterly reports on Forms 10-Q and should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2005, included in the 2005 Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2005 annual report and Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on commercially reasonable terms or that the Company will be able to secure funding from anticipated government contracts and grants.

On April 19, 2006, the Company received the second $1.0 million under a $3.0 million Bridge Note Purchase Agreement between the Company and PharmAthene, Inc. (see Note 6). Management believes that existing cash combined with anticipated cash flows, including receipt of future funding from government contracts and grants and receipt of the remaining $1.0 million funding under the Bridge Note Purchase Agreement will be sufficient to support its operations beyond June 30, 2007, and that sufficient cash flows will be available to meet the Company's business objectives. Management has developed a plan to further reduce the Company's operating expenses in the event that sufficient funds are not available, or if the Company is not able to obtain the additional $1.0 million funding from the Bridge Note Purchase Agreement or the anticipated government contracts and grants, which would be sufficient to enable the Company to operate beyond June 30, 2007. If the Company is unable to raise adequate capital or achieve profitability, future operations will need to be scaled back or discontinued. Continuance of the Company as a going concern is dependent upon, among other things, the success of the Company's research and development programs and the Company's ability to obtain adequate financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. Significant Accounting Policies

Share-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning on January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation related to stock options expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $121,425. No share-based compensation expense related to employee stock options was recognized during the three months ended March 31, 2005.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company's Statements of Operations when the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company's Statements of Operations for the first quarter of 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes option pricing model for the valuation of share-based awards.

Share-based compensation expense reduced the Company's results of operations for the three months ended March 31, 2006 by $121,425 or $0.00 per share and had no impact on the Company's cash flow.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures" ("SFAS 148").

                                                                      Three months ended
                                                                        March 31, 2005
                                                                      ------------------
      Net loss available to common stockholders, as reported              $(1,107,425)
      Add: Stock-based employee compensation expense included
            in reported net income                                                 --
      Deduct: Total stock based compensation expense determined
            under the fair value based method                                (211,136)
                                                                          -----------
      Net loss available to common stockholders, pro forma                $(1,318,561)
                                                                          ===========

      Loss per common share - basic and diluted:
            As reported                                                   $     (0.05)
            Pro forma                                                     $     (0.05)

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

For the three month periods ended March 31, 2006 and 2005, revenues from National Institutes of Health ("NIH") Small Business Innovation Research
("SBIR") grants approximated 52% and 94%, respectively, of total revenues recognized by the Company.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At March 31, 2006 and December 31, 2005 the Company had no allowance for doubtful accounts.

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

Identified Intangible Assets

Acquisition-related intangible assets include acquired technology, customer contracts, grants and covenants not to compete, and are amortized on a straight line basis over periods ranging from 2 to 4 years.

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

The Company incurred losses for the three months ended March 31, 2006 and 2005, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At March 31, 2006 and 2005, 68,038 shares of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. At March 31, 2006 and 2005, outstanding options to purchase 8,488,727 and 10,012,061 shares, respectively, of the Company's common stock with exercise prices ranging from $0.94 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At March 31, 2006 and 2005, outstanding warrants to purchase 9,478,794 and 8,469,594 shares, respectively, of the Company's common stock, with exercise prices ranging from $1.18 to $3.60 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

3. Intangible Assets

Amortization expense recorded for the three months ended March 31, 2006 and 2005 was as follows:

                                                           Three Months Ended
                                                                March 31,
                                                          2006           2005
                                                       ----------     ----------

Amortization of acquired grants                        $  245,337     $  245,336
Amortization of customer contract and grants                8,357          8,357
Amortization of covenants not to compete                       --         50,500
Amortization of acquired technology                        20,655         20,655
                                                       ----------     ----------
                                                       $  274,349     $  324,848
                                                       ----------     ----------

4. Stockholders' Equity

At March 31, 2006, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

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

In November 2005, the Company sold 2,000,000 shares of the Company's common stock at $1.00 per share, warrants to purchase 1,000,000 shares of the Company's common stock with an initial exercise price of $1.18 per share, and rights to purchase 2,000,000 additional shares of the Company's common stock for an initial price of $1.10 per share. The warrants are exercisable at any time and from time to time through and including the seventh anniversary of the sale closing date and the rights are exercisable for a period of 90 trading days following the effectiveness of a registration statement. An initial registration statement relating to the common stock sold and the stock underlying the warrants became effective on December 2, 2005. A registration statement relating to the common stock underlying the rights became effective on April 17, 2006.

The Company accounted for the transaction under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings as long as the derivative contracts are classified as assets or liabilities. At March 31, 2006, the fair value of the warrants to acquire common stock and the option to acquire additional shares of common stock was $1,123,000 and $1,008,000, respectively. At December 31, 2005, the fair market value of the warrants to acquire common stock and the option to acquire additional shares of common stock was $535,000 and $73,000, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the instruments. Management estimates the expected volatility using a combination of the Company's historical volatility and the volatility of a group of comparable companies. SIGA recorded a loss of $1,526,000 for the increase in the instruments' fair value from December 31, 2005 to March 31, 2006.

5. Related Parties

During the three months ended March 31, 2006, the Company incurred costs of $38,900 related to work performed by Transtech Pharma, Inc., a related party, and its affiliates in connection with one of the Company's lead product programs. On March 31, 2006, the Company's outstanding payables included $157,000 payable to the related party and its affiliates. Revenues for the three months ended March 31, 2006 included $21,500 related to services provided by the Company to Transtech Pharma, Inc. The balance is included in the Company's accounts receivable on March 31, 2006.

6. Notes Payable

On May 20, 2005, the Company borrowed approximately $276,000 under a Promissory Note payable to General Electric Capital Corporation. The note is payable in 36 monthly installments of principal and interest of 10.31% per annum. The note is secured by a master security agreement dated as of April 29, 2005 and by specific property listed under the master security agreement.

On March 20, 2006, SIGA entered into a Bridge Note Purchase Agreement ("Note Purchase Agreement") with PharmAthene, Inc. for the sale of three 8% Notes by SIGA, for $1,000,000 each. The first and second Notes were issued on March 20, 2006 and April 19, 2006, respectively. The subsequent remaining Note is contemplated to be issued on May 19, 2006. The proceeds of the Notes will be used by the Company for (i) expenses directly related to the development of SIGA's lead product, SIGA-246, (ii) expenses related to the Company's planned merger with PharmAthene and (iii) corporate overhead. Pursuant to a Security Agreement between the Company and PharmAthene, also entered into on March 20, 2006, the Notes are secured by a first priority security interest in the Company's assets (other than assets subject to the security interest granted to General Electric Capital Corporation).

The first and second Notes for a principal amount of $1,000,000 each, will be payable on the earliest of (x) March 20, 2008 and April 19, 2008, respectively, (the "Maturity Dates"), (y) the closing of a Qualified Financing (as defined in the Purchase Agreement) or (z) a Sale Event (as defined in the Purchase Agreement). In the event of default under the Notes, payment of the Notes will be accelerated such that the entire unpaid principal amount of the Notes and all accrued and unpaid interest shall become immediately due and payable in full.

7. Stock Compensation Plans

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

For the three months ended March 31, 2006, the Company recorded compensation expense of approximately $121,000 related to stock options. The total fair value of options vested during the three months ended March 31, 2006 was $222,000. The total compensation cost not yet recognized related to non-vested awards at March 31, 2006 was $1,634,000. The weighted average period over which total compensation cost is expected to be recognized is 2.5 years.

SIGA calculated the fair value of each option grant using the Black-Scholes model with the following weighted average assumptions:

                                                        Three months ended
     Weighted Average Assumptions                         March 31, 2006
                                                        ------------------
        Expected volatility                                    54.35%
        Dividend Yield                                          0.00%
        Risk-free interest rate                                 4.29%
        Forfeitures rate                                        2.50%
        Expected holding period                                 3.00

The Company calculates the expected volatility using a combination of SIGA's historical volatility and the volatility of a group of comparable companies. The risk-free interest rate assumption is based upon observed interest rate appropriate for the term of the Company's employee stock options. The dividend yield assumption is based on the Company's intent not to issue a dividend in the foreseeable future. The expected holding period assumption was estimated based on historical experience.

Stock option activity of the Company is summarized as follows:

                                                                   Number of      Average Exercise
                                                                    Shares            Price ($)
Options outstanding at December 31, 2005                           9,399,561               2.00
   Granted                                                           122,500               0.94
   Forfeited                                                      (1,250,000)              1.30
   Expired                                                           (33,334)              1.50
   Exercised                                                              --                 --
                                                                  ----------         ----------
Options outstanding at March 31, 2006                              8,238,727               2.09

                                                                                      Weighted
                                                                   Number of     Average Intrinsic
                                                                    Shares            Value ($)
Nonvested options at December 31, 2005                             1,987,500                 --
 Nonvested options at March 31, 2006                                 524,974               0.18
 Options vested during 2006                                          212,526               0.21

 Options available for future grant at March 31, 2006              2,546,232
 Weighted average fair value of options granted during 2006       $     0.38
 Weighted average fair value of options forfeited during 2006     $     1.02

The following table summarizes information about options outstanding at March 31, 2006:

                                        Weighted
                                         Average                         Number Fully                        Aggregate
                Number of Options       Remaining         Weighted         Vested &          Weighted        Intrinsic
   Range of       Outstanding at    Contractual Life      Average       Exercisable at       Average          Value at
Exercise Price    March 31, 2006         (Years)       Exercise Price   March 31, 2006    Exercise Price   March 31, 2006
     ($)                                                     ($)                                ($)
1.00 - 1.85          3,063,250              7.70            1.38             2,415,776          1.40        $     493,100
2.00 - 2.75          4,837,250              4.94            2.38             4,837,250          2.38                   --
3.94 - 5.50            338,227              2.91            4.36               338,227          4.36                   --
                 -------------                                           -------------                      -------------
                     8,238,727                                               7,591,253                      $     493,100
                 =============                                           =============                      =============

8. Commitments and Contingencies

As of March 31, 2006, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

            Year ended December 31,

                2006                                 $ 255,400
                2007                                   261,800
                2008                                   133,200
                2009                                   135,900
                2010                                    22,700
                                                     ---------
            Total                                    $ 809,000
                                                     ---------

                             SIGA TECHNOLOGIES, INC.

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

      We do not have commercial biomedical products, and we do not expect to have such products for one to three years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient financing on terms acceptable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes it has sufficient funds and projected cash flows to support operations beyond June 30, 2007.

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

Critical Accounting Estimates

      The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which could impact goodwill impairments; the assessment of recoverability of long-lived assets, which primarily impacts operating income if impairment exists. Below, we discuss these policies further, as well as the estimates and judgments involved. Other key accounting policies, including revenue recognition, are less subjective and involve a far lower degree of estimates and judgment.

Significant Accounting Policies

      The following is a brief discussion of the more significant accounting policies and methods used by us in the preparation of our financial statements.
Note 2 of the Notes to the Financial Statements includes a summary of all of the significant accounting policies.

      Share-based Compensation

      On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning on January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

      The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation related to stock options expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $121,000. No share-based compensation expense related to employee stock options was recognized during the three months ended March 31, 2005.

      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the grant-date using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the intrinsic value method, no share-based compensation expense related to stock options had been recognized in the Company's Statements of Operations when the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant-date.

      Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company's Statements of Operations for the first quarter of 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes options pricing model for the valuation of share-based awards.

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

Results of Operations

Three months ended March 31, 2006 and 2005

      Revenues from grants and research and development contracts were approximately $1.4 million for the three months ended March 31, 2006, compared to $1.5 million for the three months ended March 31, 2005. During the first quarters of 2006 and 2005 we recorded revenues of $504,000 and $1,364,000, respectively, from our two Phase I and two Phase II SBIR grants which were awarded by the NIH during the third quarter of 2004. The Phase II grants are for a two year period ending in the third quarter of 2006. Revenue from our contract with the U.S. Army approximated $94,100 for the three month periods ending March 31, 2006 and 2005. On September 1, 2005, we entered into an agreement with Saint Louis University for the continued development of one of the Company's leading compounds. The agreement was funded through the NIH and expired on February 28, 2006. For the three months ended March 31, 2006, we recognized revenues of $226,000 from this agreement. On September 22, 2005, we entered into a $3.2 million, one year contract with USAMRMC. The agreement, for the rapid identification and treatment of anti-viral diseases, is funded through the USAF (the "USAF Agreement"). For the three months ended March 31, 2006, the Company recognized revenues of $550,000 from the USAF Agreement.

      Selling, general and administrative expenses ("SG&A") increased $97,000 or 11.00% to $942,000 from $845,000 for the three months ended March 31, 2006 and 2005, respectively. On January 1, 2006 the Company adopted FAS 123(R) and recorded a non-cash charge of $91,000 for share based compensation. On March 31, 2006, the Company recorded $115,000 reflecting severance payment due to Dr. Kasten upon termination of his employment as the Company's Chief Executive Officer. In addition to such charges, the Company's legal expenses increased $92,000 as compared to the same period in 2005 mainly due to the negotiation of a merger of the Company with PharmAthene, Inc. and related transactions. The increases were partially offset by a decline of $46,000 in investor relations expense, a decline of $71,000 in payroll expense and a decline of $51,000 in amortization expense.

      Research and development expenses were $1.7 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase of approximately $100,000 or 6.25% mainly reflects higher payroll expenses related to the expansion of the Company's research and development work force from 30 full time employees to 38 on March 31, 2005 and 2006, respectively.

      Patent preparation expenses for the three months ended March 31, 2006 were $110,000 compared to $175,000 for the three months ended March 31, 2005. We incurred higher costs during the 2005 three months period for the filings of patents in connection with the ViroPharma assets acquisition.

      A loss from the increase in common stock rights and common stock warrants was recorded in connection with the sale of common stock, warrants and rights in November 2005. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction. A loss of $1.5 million was recorded by us, reflecting the increase in the fair value of the warrants and the rights to acquire additional shares of our common stock, during the period December 31, 2005 to March 31, 2006.

      Other income of $6,000 and $5,000 for the three months ended March 31, 2006 and 2005, respectively, reflect interest income for the period.

      Our product programs are in the early stage of development. At this stage of development, we cannot make reasonable estimates of the potential cost for most of our programs to be completed or the time it will take to complete the project. Our lead product, SIGA-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005 the FDA accepted our IND application for SIGA-246 and granted it Fast-Track status. Fast Track programs of the FDA are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

      We expect that costs to complete our SIGA-246 program will approximate $15 million to $20 million, and that the project could be completed in 12 months to 36 months. There is a high risk of non-completion of any program, including SIGA-246, because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from our programs are at least one to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

      The risk of failure to complete any program is high, as each, other than our smallpox program that entered phase I clinical trials in 2006, is in the relatively early stage of development. Products for the biological warfare defense market, such as the SIGA-246 smallpox anti-viral, could generate revenues in one to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of our biological warfare defense programs to increase as the potential products enter animal studies and safety testing, including human safety trials. Funds for future development will be partially paid for by NIH SBIR grants, the contract we have with the U.S. Army, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products would slow or possibly be suspended. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

Liquidity and Capital Resources

      As of March 31, 2006 we had approximately $2.5 million in cash and cash equivalents. We believe that these funds and our anticipated cash flows, including receipt of funding from government contracts and grants, will be sufficient to support our operations beyond June 30, 2007.

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

      On March 20, 2006, in connection with the transaction, we entered into a Bridge Note Purchase Agreement ("Notes Purchase Agreement") with PharmAthene for the sale of three 8% Notes by SIGA, for $1,000,000 each. The first and second Notes were issued on March 20, 2006 and April 19, 2006, respectively. The subsequent remaining Note is contemplated to be issued on May 19, 2006. The proceeds of the Notes will be used by the Company for (i) expenses directly related to the development of SIGA's lead product, SIGA-246, (ii) expenses related to the Company's planned merger with PharmAthene and (iii) corporate overhead. Pursuant to a Security Agreement between SIGA and PharmAthene, also entered into on March 20, 2006, the Notes are secured by a first priority security interest in the Company's assets (other than assets subject to the security interest granted to General Electric Capital Corporation).

      We believe that our existing cash combined with anticipated cash flows, including receipt of future funding from government contracts and grants and receipt of the remaining $1.0 million funding under the Bridge Note Purchase Agreement will be sufficient to support our operations beyond June 30, 2007, and that sufficient cash flows will be available to meet our business objectives. We have developed a plan to further reduce the Company's operating expenses in the event that sufficient funds are not available, or if we are not able to obtain funding from the Bridge Note Purchase Agreement or the anticipated government contracts and grants, which would be sufficient to enable us to operate beyond June 30, 2007. If we are not unable to raise adequate capital or achieve profitability, future operations will need to be scaled back or discontinued.

Off-Balance Sheet Arrangements

      SIGA does not have any off-balance sheet arrangements.

Safe Harbor Statement

      This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include the risks that (a) potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (b) SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (c) SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (d) SIGA may not be able to secure funding from anticipated government contracts and grants, (e) SIGA may not be able to secure or enforce adequate legal protection, including patent protection, for its products and (f) unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      None

Item 4. Controls and Procedures

      (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

                                     Part II
                                Other information

Item 1. Legal Proceedings - On or about February 28, 2006, Four Star Group, a Division of Executive Intelligence Network, LLC filed suit in the Supreme Court of the State if New York naming as defendants SIGA Technologies, Inc., Bernard Kasten and "John Odgen [sic]." In 2004, SIGA renewed a contract with Four Star under which Four Star was to assist SIGA in identifying and obtaining contracts and grants. Plaintiff Four Star alleges that SIGA breached its contract by allegedly failing to compensate Four Star within the time set by the contract and that SIGA breached the contract, and tortuously interfered with Four Star's contractual relationships, by allegedly soliciting and/or hiring certain affiliates of Four Star. Plaintiff asserts that it has not fully calculated its damages, but states that they are "believed to be" in excess of approximately $700,000. Plaintiff also seeks relief preventing defendants from soliciting agents and employees of plaintiff. SIGA believes the claims are without merit and intends to contest them vigorously.

Item 1A. Risk Factors - there were no material changes to Risk Factors disclosed in SIGA's 2005 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits

     *   31       Certification  of Chief  Financial  Officer  and Acting  Chief
                  Executive   Officer   Pursuant   to   Section   302   of   the
                  Sarbanes-Oxley Act of 2002.

     *   32       Certification  of Chief  Financial  Officer  and Acting  Chief
                  Executive   Officer   Pursuant   to   Section   906   of   the
                  Sarbanes-Oxley Act of 2002.

         * Filed herein

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIGA Technologies, Inc.
                                        (Registrant)


       Date: May 12, 2006               By: /s/ Thomas N. Konatich
                                           -----------------------
                                        Thomas N. Konatich
                                        Chief Financial Officer and Acting Chief
                                        Executive Officer