Form 10-Q
period 2006-06-30
SIGA TECHNOLOGIES INC
filed 2006-08-10
CIK 1010086

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

      For the Quarter Ended June 30, 2006

                                       OR

|_| Transition Report Pursuant To Section 13 Or 15(d) Of the Securities Exchange Act of 1934

      For the Transition Period from _____________ to _____________

                           Commission File No. 0-23047

                         -------------------------------

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

As of August 8, 2006 the registrant had 27,500,648 shares of common stock outstanding.

================================================================================

                             SIGA Technologies, Inc.

                                    Form 10-Q

                                Table of Contents

                                                                                                    Page No.
PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements.........................................................................2

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......14

Item 3.    Quantitative and Qualitative Disclosure About Market Risk...................................23

Item 4.    Controls and Procedures.....................................................................23

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................................24

Item 1A.   Risk Factors................................................................................24

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities............24

Item 3.    Defaults Upon Senior Securities.............................................................24

Item 4.    Submission of Matters to a Vote of Security Holders.........................................24

Item 5.    Other Information...........................................................................24

Item 6.    Exhibits....................................................................................24

SIGNATURES.............................................................................................25

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             SIGA TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                                       Unaudited
                                                                                        June 30,       December 31,
                                                                                          2006             2005
                                                                                      ------------     ------------
ASSETS
Current assets
   Cash and cash equivalents .....................................................    $  3,083,463     $  1,772,489
   Accounts receivable ...........................................................         210,244          883,054
   Prepaid expenses ..............................................................         136,759          160,144
                                                                                      ------------     ------------
    Total current assets .........................................................       3,430,466        2,815,687

   Property, plant and equipment, net ............................................       1,603,726        1,224,147
   Goodwill ......................................................................         898,334          898,334
   Intangible assets, net ........................................................         384,037          932,735
   Other assets ..................................................................         246,201          234,126
                                                                                      ------------     ------------
    Total assets .................................................................    $  6,562,764     $  6,105,029
                                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable ..............................................................    $    704,943     $  1,251,854
   Accrued expenses and other ....................................................         674,684          452,082
   Deferred revenue ..............................................................       1,341,872          347,319
   Common stock rights ...........................................................         476,095           73,400
   Notes payable .................................................................       3,080,641          107,520
                                                                                      ------------     ------------
    Total current liabilities ....................................................       6,278,235        2,232,175

Non-current portion of notes payable .............................................          91,636          106,705
Common stock warrants ............................................................         950,064          535,119
                                                                                      ------------     ------------
    Total liabilities ............................................................       7,319,935        2,873,999

Commitments and contingencies ....................................................              --               --

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, 68,038 issued and outstanding at June 30, 2006
     and December 31, 2005) ......................................................          58,672           58,672
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     27,000,648 and 26,500,648 issued and outstanding at June 30, 2006
     and December 31, 2005, respectively) ........................................           2,700            2,650
   Additional paid-in capital ....................................................      50,640,979       49,638,619
   Accumulated deficit ...........................................................     (51,459,522)     (46,468,911)
                                                                                      ------------     ------------
    Total stockholders' equity ...................................................        (757,171)       3,231,030
                                                                                      ------------     ------------
    Total liabilities and stockholders' equity ...................................    $  6,562,764     $  6,105,029
                                                                                      ============     ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                               Three Months Ended            Six Months Ended
                                                                                    June 30,                     June 30,
                                                                              2006           2005           2006           2005
                                                                          ------------   ------------   ------------   ------------
Revenues
  Research and development .............................................  $  1,458,865   $  1,863,995   $  2,853,319   $  3,322,560
                                                                          ------------   ------------   ------------   ------------

Operating expenses
  Selling, general and administrative (include $91,376 and $183,848 of non-cash share based compensation for the three
       and six months ended June 30, 2006, respectively) ...............     1,493,070        811,238      2,434,611      1,655,948
  Research and development (include $23,897 and $53,150
       of non-cash share based compensation for the three
       and six months ended June 30, 2006, respectively) ...............     2,431,497      2,582,752      4,089,167      4,134,391
  Patent preparation fees ..............................................       112,911         90,852        222,447        265,890

                                                                          ------------   ------------   ------------   ------------
   Total operating expenses ............................................     4,037,478      3,484,842      6,746,225      6,056,229
                                                                          ------------   ------------   ------------   ------------

   Operating loss ......................................................    (2,578,613)    (1,620,847)    (3,892,906)    (2,733,669)

Decrease (increase) in fair market value of common stock rights
  and common stock warrants ............................................       453,783             --     (1,071,852)
Other income (expense), net ............................................       (32,121)        (9,600)       (25,853)        (4,203)

                                                                          ------------   ------------   ------------   ------------
   Net loss ............................................................  $ (2,156,951)  $ (1,630,447)  $ (4,990,611)  $ (2,737,872)
                                                                          ============   ============   ============   ============

Weighted average shares outstanding: basic and diluted .................    26,758,890     24,500,648     26,629,769     24,500,648
                                                                          ============   ============   ============   ============
Net loss per share: basic and diluted ..................................  $      (0.08)  $      (0.07)  $      (0.19)  $      (0.11)
                                                                          ============   ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                  2006            2005
                                                                              ------------    ------------
Cash flows from operating activities:
Net loss .................................................................    $ (4,990,611)   $ (2,737,872)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation ...........................................................         277,197          78,793
  Amortization of intangible assets ......................................         548,698         632,864
  Increase in fair market value of common stock rights and warrants ......       1,071,852              --
  Stock based compensation ...............................................         236,698          11,700
  Non-cash consulting expense ............................................         216,840              --
  Loss on impairment of investments ......................................              --          15,000
  Loss on write-off of prepaid investments ...............................              --          91,083
  Changes in assets and liabilities:
     Accounts receivable .................................................         672,810          46,174
     Prepaid expenses ....................................................          23,385          83,046
     Other assets ........................................................         (12,075)        (67,401)
     Accrued interest payable ............................................          37,822              --
     Deferred revenue ....................................................         994,553              --
     Accounts payable and accrued expenses ...............................        (567,159)        860,313
                                                                              ------------    ------------

     Net cash used in operating activities ...............................      (1,489,990)       (986,300)
                                                                              ------------    ------------

Cash flows from investing activities:
  Capital expenditures ...................................................        (656,776)       (613,578)
                                                                              ------------    ------------

     Net cash used in investing activities ...............................        (656,776)       (613,578)
                                                                              ------------    ------------

Cash flows from financing activities:
  Proceeds from note payable .............................................       3,000,000         267,986
  Net proceeds from from exercise of common stock rights .................         511,500              --
  Repayment of note payable ..............................................         (53,760)             --

                                                                              ------------    ------------
     Net cash provided by financing activities ...........................       3,457,740         267,986
                                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents .....................       1,310,974      (1,331,892)
Cash and cash equivalents at beginning of period .........................       1,772,489       2,020,938
                                                                              ------------    ------------
Cash and cash equivalents at end of period ...............................    $  3,083,463    $    689,046
                                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
           Notes to the June 30, 2006 Financial Statements (Unaudited)

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC") for quarterly reports on Forms 10-Q and should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2005, included in the 2005 Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2005 annual report and Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient financing on commercially reasonable terms or that the Company will be able to secure funding from anticipated government contracts and grants. Management believes that existing cash combined with anticipated cash flows will be sufficient to support its operations beyond June 30, 2007, and that sufficient cash flows will be available to meet the Company's business objectives during that period. Management has developed a plan to further reduce the Company's operating expenses in the event that sufficient funds are not available, or if the Company is not able to obtain the anticipated government contracts and grants, which would be sufficient to enable the Company to operate beyond June 30, 2007. If the Company is unable to raise adequate capital or achieve profitability, future operations will need to be scaled back or discontinued. Continuance of the Company as a going concern is dependent upon, among other things, the success of the Company's research and development programs and the Company's ability to obtain adequate financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. Significant Accounting Policies

Share-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning on January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation related to stock options expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $115,273 and $236,698, respectively. No share-based compensation expense related to employee stock options was recognized during the three and six months ended June 30, 2005.

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

Share-based compensation expense reduced the Company's results of operations for the three and six months ended June 30, 2006 by $115,273 and $236,698, respectively, or $0.00 and 0.01 per share, respectively, and had no impact on the Company's cash flow.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures" ("SFAS 148").

                                                                     Three months
                                                                     ended June 30,   Six months ended
                                                                          2005         June 30, 2005
                                                                     --------------   ----------------
      Net loss available to common stockholders, as reported          $ (1,630,447)     $ (2,737,872)
      Add: Stock-based employee compensation expense included
          in reported net income                                                --                --
      Deduct: Total stock based compensation expense determined
          under the fair value based method                               (240,907)         (452,043)
                                                                      ------------      ------------
      Net loss available to common stockholders, pro forma            $ (1,871,354)     $ (3,189,915)
                                                                      ============      ============

      Loss per common share - basic and diluted:
          As reported                                                 $      (0.07)     $      (0.11)
          Pro forma                                                   $      (0.08)     $      (0.13)

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

For the three month periods ended June 30, 2006 and 2005, revenues from National Institutes of Health ("NIH") Small Business Innovation Research ("SBIR") grants approximated 48% and 95%, respectively, of total revenues recognized by the Company. For the six month periods ended June 30, 2006 and 2005, revenues from NIH SBIR grants approximated 50% and 94%, respectively, of total revenues recognized by the Company.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At June 30, 2006 and December 31, 2005 the Company had no allowance for doubtful accounts.

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

The Company incurred losses for the three and six months ended June 30, 2006 and 2005, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At June 30, 2006 and 2005, 68,038 shares of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. At June 30, 2006 and 2005, outstanding options to purchase 8,488,727 and 9,902,061 shares, respectively, of the Company's common stock with exercise prices ranging from $0.94 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At June 30, 2006 and 2005, outstanding warrants to purchase 9,655,396 and 8,469,594 shares, respectively, of the Company's common stock, with exercise prices ranging from $1.18 to $3.60 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

Recent accounting pronouncements

In  July  2006,  the  Financial   Accounting  Standards  Board  ("FASB")  issued
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged. The Company is evaluating the timing of its adoption of FIN 48 and the potential effects of implementing this Interpretation on its financial condition and results of operations.

3. Intangible Assets

Amortization expense recorded for the six months ended June 30, 2006 and 2005 was as follows:

                                                       Six Months Ended June 30,
                                                          2006           2005
                                                       ----------     ----------

Amortization of acquired grants                        $  490,674     $  490,673
Amortization of customer contract and grants               16,714         16,714
Amortization of covenants not to compete                       --         84,167
Amortization of acquired technology                        41,310         41,310
                                                       ----------     ----------
                                                       $  548,698     $  632,864
                                                       ----------     ----------

4. Stockholders' Equity

At June 30, 2006, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

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

In November 2005, the Company sold 2,000,000 shares of the Company's common stock at $1.00 per share, warrants to purchase 1,000,000 shares of the Company's common stock with an initial exercise price of $1.18 per share, and rights to purchase 2,000,000 additional shares of the Company's common stock for an initial price of $1.10 per share. The warrants are exercisable at any time and from time to time through and including the seventh anniversary of the sale closing date and the rights are exercisable for a period of 90 trading days following the effectiveness of a registration statement. An initial registration statement relating to the common stock sold and the stock underlying the warrants became effective on December 2, 2005. A registration statement relating to the common stock underlying the rights became effective on April 17, 2006. On May 15, a holder of rights to acquire 500,000 shares of the Company's common stock exercised its rights and purchased from the Company 500,000 shares of common stock in exchange for $550,000. On July 10, 2006, another holder of rights to acquire 500,000 shares of the Company's common stock exercised its rights in full in exchange for $550,000.

The Company accounted for the transaction under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings as long as the derivative contracts are classified as assets or liabilities. At June 30, 2006, the fair value of the outstanding warrants to acquire common stock and option to acquire additional shares of common stock was $950,065 and $476,096, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the instruments. Management estimates the expected volatility using a combination of the Company's historical volatility and the volatility of a group of comparable companies. For the 3 and 6 months ended June 30, 2006, SIGA recorded a gain of $453,783 and a loss of $1,071,852, respectively, representing changes in the instruments' fair value.

5. Related Parties

During the three months ended June 30, 2006, the Company incurred no costs and recorded no revenue in connection with related parties. On June 30, 2006, the Company's outstanding payables included $38,900 payable to a related party. Accounts receivable at June 30, 2006 included $46,883 due from a related party.

6. Notes Payable

On March 20, 2006, SIGA entered into a Bridge Note Purchase Agreement ("Note Purchase Agreement") with PharmAthene, Inc. ("PHTN") for the sale of three 8% Notes by SIGA, for $1,000,000 each. The first, second and third Notes were issued on March 20, 2006, April 19, 2006, and June 19, 2006, respectively. The proceeds of the Notes are used by the Company for (i) expenses directly related to the development of SIGA's lead product, SIGA-246, (ii) expenses related to the Company's planned merger with PHTN and (iii) corporate overhead. Pursuant to a Security Agreement between the Company and PHTN, also entered into on March 20, 2006, the Notes are secured by a first priority security interest in the Company's assets (other than assets subject to the security interest granted to General Electric Capital Corporation).

The first, second and third Notes for a principal amount of $1,000,000 each, will be payable on the earliest of (x) March 20, 2008, April 19, 2008, and June 19, 2008, respectively, (the "Maturity Dates"), (y) the closing of a Qualified Financing (as defined in the Purchase Agreement) or (z) a Sale Event (as defined in the Purchase Agreement). In the event of default under the Notes, payment of the Notes will be accelerated such that the entire unpaid principal amount of the Notes and all accrued and unpaid interest shall become immediately due and payable in full.

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

For the three and six months ended June 30, 2006, the Company recorded compensation expense of approximately $115,273 and $236,698, respectively, related to stock options. The total fair value of options vested during the three and six months ended June 30, 2006 was $96,800 and $318,700. The total compensation cost not yet recognized related to non-vested awards at June 30, 2006 is $279,600. The weighted average period over which total compensation cost is expected to be recognized is 1.2 years.

The Company did not grant any option awards during the 3 months ended June 30, 2006. SIGA calculated the fair value of options awarded during the first 3 months of 2006 using the Black-Scholes model with the following weighted average assumptions:

                                                   Six months ended
      Weighted Average Assumptions                  June 30, 2006
                                                   ----------------
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

Stock option activity of the Company during the six months ended June 30, 2006, is summarized as follows:

                                                                       Weighted
                                                                       Average
                                                      Number of        Exercise
                                                        Shares         Price ($)

Options outstanding at December 31, 2005               9,399,561          2.00
  Granted                                                122,500          0.94
  Forfeited                                           (1,250,000)         1.30
  Expired                                                (33,334)         1.50
  Exercised                                                   --            --
                                                      ----------    ----------
Options outstanding at June 30, 2006                   8,238,727          2.09

                                                                                   Weighted
                                                                                    Average
                                                                  Number of     Intrinsic Value
                                                                    Shares            ($)
Nonvested options at December 31, 2005                             1,987,500           --
Nonvested options at June 30, 2006                                   637,615         0.10
Options vested during 2006                                           305,766         0.08

Options available for future grant at June 30, 2006                2,546,232
Weighted average fair value of options granted during 2006        $     0.38
Weighted average fair value of options forfeited during 2006      $     1.02

The following table summarizes information about options outstanding at June 30, 2006:

                                    Weighted
                 Number of          Average                            Number Fully
Range of          Options          Remaining           Weighted          Vested &          Weighted           Aggregate
Exercise       Outstanding at   Contractual Life   Average Exercise   Exercisable at   Average Exercise   Intrinsic Value at
Price($)       June 30, 2006        (Years)            Price ($)      June 30, 2006        Price ($)        June 30, 2006
1.00 - 1.85       3,063,250           7.45               1.38            2,425,635           1.40            $   206,700
2.00 - 2.75       4,837,250           4.69               2.38            4,837,250           2.38                     --
3.94 - 5.50         338,227           2.66               4.36              338,227           4.36                     --
                -----------                                            -----------                           -----------
                  8,238,727                                              7,601,112                           $   206,700
                ===========                                            ===========                           ===========

In February 2003, the Company entered into an agreement with an outside consultant for its support in obtaining certain government contracts. Under the terms of the agreement, upon meeting certain criteria, the Company is obligated to issue 400,000 fully vested warrants with an exercise price of $1.32 and a 3 year term. On June 30, 2006, management recorded a non-cash consulting charge of $216,840 in connection with its assessment that as of June 30, 2006, it is probable that the criteria for earning the 400,000 warrants under the agreement will be met during the third quarter of fiscal 2006.

8. Commitments and Contingencies

As of June 30, 2006, our purchase obligations are not material. The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year and future minimum payments under notes payable are as follows:

                                                        Loans and related
      Year ended December 31,      Lease obligations    interest payable     Total commitments
      Remainder of 2006              $    127,700          $    53,760         $    181,460
                   2007                   261,800              107,521              369,321
                   2008                   133,200            3,533,760            3,666,960
                   2009                   135,900                   --              135,900
                   2010                    22,700                   --               22,700
                                     ------------         ------------         ------------
      Total                          $    681,300         $  3,695,041         $  4,376,341
                                     ============         ============         ============

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

9. Other Transactions

On June 8, 2006, SIGA and PHTN entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which SIGA and PHTN have agreed to combine their businesses through a merger. Subject to the terms of the Merger Agreement, stockholders of PHTN will receive an aggregate of approximately 68% of the capital stock of SIGA on a fully diluted basis. In addition, the Chief Executive Officer of PHTN will serve as President and Chief Executive Officer of the combined company and the Board of Directors for the new company will reflect the new proportionate ownership. The Merger Agreement contains representations, warranties, and covenants of PHTN and SIGA, including, among others, covenants
(i) to conduct their business in the usual and ordinary course between the signing of and closing under the Merger Agreement, subject to usual and customary restrictions, and (ii) not to engage in certain kinds of transactions during such period. In addition, SIGA must seek the approval of its stockholders for the transactions contemplated by the Merger Agreement, and any and all other necessary approvals, consents and waivers must be obtained. The Merger Agreement also provides that SIGA shall, prior to the consummation of the Merger, enter into one or more agreements related to the sale, immediately following the Merger, of at least $25 million worth of SIGA equity securities to investors, including the conversion by PHTN investors of not more than $12.4 million of bridge loans. Consummation of the Merger is subject to various conditions, including, among others, conditions relating to (i) requisite approvals of the PHTN and SIGA stockholders, (ii) receipt of all necessary third party consents;
(iii) the absence of any law or order prohibiting the closing; (iv) the accuracy of the representations and warranties of the other party, (v) compliance of the other party with its covenants in all material respects, (vi) the increase in the number of authorized shares of SIGA common stock to 300,000,000, (vii) certain stockholders of both SIGA and PHTN entering into "lock-up" agreements with respect to the shares of SIGA common stock held or to be held by such stockholders, and (viii) certain stockholders of both SIGA and PHTN entering into a stockholders agreement with respect to the shares of SIGA common stock held or to be held by such stockholders.

10. Subsequent Event

On July 19, 2006, the Company received notice from the Nasdaq Stock Market ("NASDAQ") that for the last 10 consecutive trading days, SIGA's market value of listed securities has been below the $35,000,000 minimum required for continued inclusion on the Nasdaq Capital Market under Marketplace Rule 4310(c)(2)(B)(ii). In accordance with Marketplace Rule 4310(c)(8)(C), SIGA will be provided with 30 calendar days, until August 18, 2006, to regain compliance. If, at any time before August 18, 2006, the market value of listed securities of SIGA is $35,000,000 or more for a minimum of 10 consecutive business days, NASDAQ will determine if the Company complies with Marketplace Rule 4310(c)(2)(B)(ii). If compliance with the rule cannot be demonstrated by August 18, 2006, the staff of the NASDAQ Stock Market will provide written notification to the Company that its securities will be delisted. At that time, SIGA may appeal such determination to a listing qualification panel.

In addition,  the NASDAQ notice also stated that,  based on the  Company's  Form
10-Q for the period ending March 31, 2006, SIGA no longer complies with Marketplace Rule 4310(c)(2)(B)(i) or (4310)(c)(2)(B)(iii), which require minimum stockholders' equity of $2,500,000 or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recent completed fiscal years.

The Company intends to monitor the market value of its listed securities between now and August 18, 2006, and consider available options if its common stock does not trade at a level likely to result in SIGA regaining compliance with the minimum market value requirement.

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

Overview

      Since our inception in December 1995, we have been principally engaged in the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as Smallpox and Arenaviruses. The effort to develop a drug for Smallpox has been aided by SBIR grants from the NIH totaling approximately $5.8 million that were awarded in the third quarter of 2004, an agreement with Saint Louis University, funded by the NIH that was signed in September 2005, and a $1.6 million contract with the U.S. Army which began in January 2003. The Arenavirus program is being supported by SBIR grants from the NIH totaling approximately $6.3 million that were awarded in the third quarter of 2004.

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

Critical Accounting Estimates

      The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include share-based compensation, the assessment of recoverability of goodwill, which could impact goodwill impairments; and the assessment of recoverability of long-lived assets, which primarily impacts operating income if impairment exists. Below, we discuss these policies further, as well as the estimates and judgments involved. Other key accounting policies, including revenue recognition, are less subjective and involve a far lower degree of estimates and judgment.

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

      The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation related to stock options expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $115,273 and $236,698, respectively. No share-based compensation expense related to employee stock options was recognized during the three and six months ended June 30, 2005.

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

      Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company's Statements of Operations for the six months ended June 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes options pricing model for the valuation of share-based awards. Determining the fair value of these awards at the grant date requires judgment. It is reasonably likely that forfeiture rates will change in the future and impact future compensation expense. It is also reasonably likely that the variables used in the Black Scholes option pricing model will change in the future and impact the fair value of future options at the grant date and future compensation expense.

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

      The Company evaluates goodwill for impairment annually, in the fourth quarter of each year. In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2005, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value. In the past, our market capitalization has been significantly in excess of the Company's carrying value. It is reasonably likely that the future market capitalization of SIGA may exceed or fall short of our current market capitalization, in which case a different amount for potential impairment would result. In addition, the use of the discounted expected future cash flows to evaluate the fair value of the Company as a whole is reasonably likely to produce different results than the Company's market capitalization.

      Intangible Assets

      Acquisition-related intangibles include acquired technology, customer contracts, grants and covenants not to compete, and are amortized on a straight line basis over periods ranging from 2-4 years.

      In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company performs a review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Our estimates of projected cash flows are dependent on many factors, including general economic trends, technological developments and projected future contracts and government grants. It is reasonably likely that that future cash flows associated with our intangible assets may exceed or fall short of our current projections, in which case a different amount for an impairment would result. If our actual cash flows exceed our estimates of future cash flows, any impairment charge would be greater than needed. If our actual cash flows are less than our estimated cash flows, we may need to recognize additional impairment charges in future periods, which would be limited to the carrying amount of the intangible assets.

      Recent accounting pronouncements

      In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged. The Company is evaluating the timing of its adoption of FIN 48 and the potential effects of implementing this Interpretation on its financial condition and results of operations.

Results of Operations

Three months ended June 30, 2006 and 2005

      Revenues from grants and research and development contracts for the three months ended June 30, 2006 and 2005 were approximately $1.5 million and $1.9 million, respectively. For the three months ended June 30, 2006 we recorded $568,000 from NIH SBIR grants supporting two of our lead programs. Revenues from NIH SBIR grants supporting these programs during the same period in 2005 were $1.7 million. The decline of $1.1 million was partially offset by $656,000 of revenues recognized in connection with a $3.2 million, one year contract with USAMRMC. The agreement, for the rapid identification and treatment of anti-viral diseases, was entered into on September 22, 2005 and is funded through the USAF (the "USAF Agreement"). The decline was also offset by $134,000 recorded in connection with a $500,000, one year, Phase I SBIR grant from the NIH to support the development of our Bacterial Commensal Vector technology for the delivery of smallpox vaccine, ending on February 28, 2007.

      Selling, general and administrative expenses ("SG&A") were $1.5 million and $811,000 for the three months ended June 30, 2006 and 2005, respectively. The increase of $682,000 or 84% in SG&A is mainly due to professional fees incurred in connection with our potential merger with PHTN and a non-cash consulting charge recorded on June 30, 2006. During the three months ended June 30, 2006 we recorded legal, accounting and consulting expenses of $373,000, $102,000 and $82,000, respectively, for due diligence services, fairness opinion and legal advice related to the potential merger transaction. On June 30, 2006, we recorded approximately $217,000 of a non-cash consulting charge reflecting our assessment that certain criteria for the issuance of 400,000 warrants under a February 2003 consulting agreement, will be met during the third quarter of fiscal 2006. For the three months ended June 30, 2006, we also recorded $91,000 non-cash charge for share based compensation following the adoption of FAS 123(R) on January 1, 2006. The increases were partially offset by a decline of $42,000 in investor relations expense, a decline of $112,000 in payroll expense and a decline of $34,000 in amortization expense.

      Research and development expenses ("R&D") declined approximately $151,000 or 5.9% from $2.6 million for the three months ended June 30, 2005 to $2.4 million for the three months ended June 30, 2006. R&D expenditures related to two of our lead programs declined $760,000 from the same three months period in 2005. The decline was partially offset by an increase of $155,000 in payroll expenses related to the expansion of the Company's research and development work force. In addition, on April 1, 2006, we completed the renovation of a new laboratory space in Corvallis, Oregon. Depreciation expense and lab supplies expenditures for the three months ended June 30, 2006, increased by $200,000 and $105,000, respectively, from the same period in 2005.

      During the three months ended June 30, 2006, and 2005 we spent approximately $716,000 and $1.6 million, respectively, on the development of our lead drug candidate, SIGA-246, an orally administered anti-viral drug that targets the smallpox virus. For the three months ended June 30, 2006, we spent approximately $122,000 on internal human resources and $594,000 mainly on human clinical testing. For the three months ended June 30, 2005, we spent approximately $154,000 on internal human resources and $1.5 million on pre-clinical testing of SIGA-246. From inception of the SIGA-246 development program to-date, we expended a total of $5.4 million related to the program, of which $1.2 million and $4.2 million were spent on internal human resources, and clinical and pre-clinical work, respectively.

      $220,000 and $474,000 of our R&D expenses during the three months ended June 30, 2006 and 2005, respectively, were used to support the development of ST-294, a drug candidate which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens. For the three months ended June 30, 2006, we spent approximately $174,000 on internal human resources and $45,000 mainly on pre-clinical testing. For the three months ended June 30, 2005, we spent approximately $209,000 on internal human resources and $264,000 on pre-clinical testing of ST-294. From inception of the ST-294 development program to-date, we spent a total of $2.4 million related to the program, of which $1.4 million and $1.1 million were expended on internal human resources and pre-clinical work, respectively.

      R&D expenses related to our USAF Agreement were approximately $219,000 and $165,000 for internal human resources and external R&D services, respectively, during the three months ended June 30, 2006. Costs related to our work on the USAF Agreement, during the term of the agreement to-date were approximately $1.1 million, of which we spent $544,000 and $543,000 on internal human resources and external R&D services, respectively.

      Patent preparation expenses for the three months ended June 30, 2006 and 2005 were $113,000 and $91,000, respectively.

      A gain of $454,000 was recorded during the three months ended June 30, 2006, reflecting the decline in fair market value of common stock rights and common stock warrants sold in November 2005, from March 31, 2006 to June 30, 2006. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction.

      Other expense, net, increased from $9,600 for the three months ended June 30, 2005, to net interest expense of $32,000 mainly due to interest expense related to the three $1.0 million notes payable to PHTN, recorded for the three months ended June 30, 2006. Other loss of $9,600 for the three months ended June 30, 2005 comprised of interest income of approximately $5,400 and loss on impairment of our investment in Pecos' common stock of $15,000.

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

      The risk of failure to complete any program is high, as each, other than our smallpox program that entered phase I clinical trials in 2006, is in the relatively early stage of development. Products for the biological warfare defense market, such as the SIGA-246 smallpox anti-viral, could generate revenues in one to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of our biological warfare defense programs to increase as the potential products enter animal studies and safety testing, including human safety trials. Funds for future development will be partially paid for by NIH SBIR grants, the contract we have with the U.S. Army, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products will slow or possibly be suspended. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

Six months ended June 30, 2006 and 2005

      Revenues from grants and research and development contracts for the six months ended June 30, 2006 and 2005 were $2.9 million and $3.3 million, respectively. Revenues recorded for the six months ended June 30, 2006 declined approximately $470,000 or 14% from the same period in the prior year. For the six months ended June 30, 2006 we recorded $1.3 million from NIH SBIR grants and an agreement with Saint Louis University, supporting two of our lead programs. Revenues from NIH SBIR grants supporting these programs during the same period in 2005 were $3.0 million. The decline of $1.7 million was partially offset by $1.2 million of revenues recognized in connection with our $3.2 million, one year contract with USAMRMC. The agreement, for the rapid identification and treatment of anti-viral diseases, was entered into on September 22, 2005 and is funded through the USAF. The decline was also offset by $159,000 recorded in connection with a $500,000, one year, Phase I SBIR grant from the NIH to support the development of our Bacterial Commensal Vector technology for the delivery of smallpox vaccine, ending on February 28, 2007.

      Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 2006 and 2005 were $2.4 million and $1.7 million, respectively. The increase of $780,000 or 47% is mainly attributed to professional fees incurred in connection with of our potential merger with PHTN and a non-cash consulting charge recorded on June 30, 2006. During the six months ended June 30, 2006 we recorded legal, accounting and consulting expenses of $451,000, $102,000 and $82,000, respectively, for due diligence services, fairness opinion and legal advice related to the potential merger transaction. On June 30, 3006, we recorded approximately $217,000 of a non-cash consulting charge reflecting our assessment that certain criteria for the issuance of 400,000 warrants under a February 2003 consulting agreement, will be met during the third quarter of fiscal 2006. We also recorded $184,000 non-cash charge for share based compensation following the adoption of FAS 123(R) on January 1, 2006. The increases were partially offset by a decline of $88,000 in investor relations expense, a decline of $67,000 in payroll expense and a decline of $84,000 in amortization expense.

      Research and development expenses were $4.1 million for the six months ended June 30, 2006 and 2005. R&D expenditures related to two of our lead programs declined $906,000 from the six months period in 2005. The decline was partially offset by an increase of $341,000 in payroll expenses related to the expansion of the Company's research and development work force. In addition, on April 1, 2006, we completed the renovation of a new laboratory space in Corvallis, Oregon. Depreciation expense, lab supplies expenditures and rent expense for the six months ended June 30, 2006, increased by $200,000, $146,000, and $92,000, respectively, from the same period in 2005.

      During the six months ended June 30, 2006, and 2005 we spent approximately $1.1 million and $2.2 million, respectively, on the development of our lead drug candidate, SIGA-246, an orally administered anti-viral drug that targets the smallpox virus. For the six months ended June 30, 2006, we spent approximately $313,000 on internal human resources and $806,000 mainly on human clinical testing. For the six months ended June 30, 2005, we spent approximately $317,000 on internal human resources and $1.9 million on pre-clinical testing of SIGA-246. From inception of the SIGA-246 development program to-date, we expended a total of $5.4 million related to the program, of which $1.2 million and $4.2 million were spent on internal human resources, and clinical and pre-clinical work, respectively.

      $442,000 and $892,000 of our R&D expenses during the six months ended June 30, 2006 and 2005, respectively, were used to support the development of ST-294, a drug candidate which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens. For the six months ended June 30, 2006, we spent approximately $346,000 on internal human resources and $96,000 mainly on pre-clinical testing. For the six months ended June 30, 2005, we spent approximately $421,000 on internal human resources and $471,000 on pre-clinical testing of ST-294. From inception of the ST-294 development program to-date, we spent a total of $2.4 million related to the program, of which $1.4 million and $1.0 million were expended on internal human resources and pre-clinical work, respectively.

      R&D expenses related to our USAF Agreement were approximately $413,000 and $294,000 for internal human resources and external R&D services, respectively, during the six months ended June 30, 2006. Costs related to our work on the USAF Agreement, during the term of the agreement to-date were approximately $1.1 million, of which we spent $544,000 and $543,000 on internal human resources and external R&D services, respectively.

      Patent preparation expenses for the six months ended June 30, 2006 were $222,000 compared to $265,000 for the six months ended June 30, 2005. During the six months period in 2005 we incurred higher patent costs in connection with the Plexus Vaccine Inc. and ViroPharma Incorporated asset acquisitions.

      A loss from the increase in fair market value of common stock rights and common stock warrants was recorded in connection with the sale of common stock, warrants and rights in November 2005. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction. A loss of $1.1 million was recorded by us, reflecting the increase in the fair value of the warrants and the rights to acquire additional shares of our common stock, during the period December 31, 2005 to June 30, 2006.

      Other loss of $26,000 for the six months ended June 30, 2006 comprised of interest expense of $50,000 related to our loans payable and interest income of $24,000. Other loss of $4,200 for the six months ended June 30, 2005 comprised of interest income of approximately $10,800 and loss on impairment of our investment in Pecos' common stock of $15,000.

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

Liquidity and Capital Resources

      As of June 30, 2006, we had approximately $3.1 million in cash and cash equivalents. We believe that these funds and our anticipated cash flows, including receipt of funding from government contracts and grants, will be sufficient to support our operations beyond June 30, 2007.

      On June 8, 2006, SIGA and PHTN entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which SIGA and PHTN have agreed to combine their businesses through a merger. Subject to the terms of the Merger Agreement, stockholders of PHTN will receive an aggregate of approximately 68% of the capital stock of SIGA on a fully diluted basis. In addition, the Chief Executive Officer of PHTN will serve as President and Chief Executive Officer of the combined company and the Board of Directors for the new company will reflect the new proportionate ownership. The Merger Agreement contains representations, warranties, and covenants of PHTN and SIGA, including, among others, covenants
(i) to conduct their business in the usual and ordinary course between the signing of and closing under the Merger Agreement, subject to usual and customary restrictions, and (ii) not to engage in certain kinds of transactions during such period. In addition, SIGA must seek the approval of its stockholders for the transactions contemplated by the Merger Agreement, and any and all other necessary approvals, consents and waivers must be obtained. The Merger Agreement also provides that SIGA shall, prior to the consummation of the Merger, enter into one or more agreements related to the sale, immediately following the Merger, of at least $25 million worth of SIGA equity securities to investors, including the conversion by PHTN investors of not more than $12.4 million of bridge loans. Consummation of the Merger is subject to various conditions, including, among others, conditions relating to (i) requisite approvals of the PHTN and SIGA stockholders, (ii) receipt of all necessary third party consents;
(iii) the absence of any law or order prohibiting the closing; (iv) the accuracy of the representations and warranties of the other party, (v) compliance of the other party with its covenants in all material respects, (vi) the increase in the number of authorized shares of SIGA common stock to 300,000,000, (vii) certain stockholders of both SIGA and PHTN entering into "lock-up" agreements with respect to the shares of SIGA common stock held or to be held by such stockholders, and (viii) certain stockholders of both SIGA and PHTN entering into a stockholders agreement with respect to the shares of SIGA common stock held or to be held by such stockholders.

      On March 20, 2006, in connection with the transaction, we entered into a Bridge Note Purchase Agreement ("Notes Purchase Agreement") with PHTN for the sale of three 8% Notes by SIGA, for $1,000,000 each. The first, second and third Notes were issued on March 20, 2006, April 19, 2006, and June 19, 2006, respectively. The proceeds of the Notes are used by the Company for (i) expenses directly related to the development of SIGA's lead product, SIGA-246, (ii) expenses related to the Company's planned merger with PHTN and (iii) corporate overhead. Pursuant to a Security Agreement between SIGA and PHTN, also entered into on March 20, 2006, the Notes are secured by a first priority security interest in the Company's assets (other than assets subject to the security interest granted to General Electric Capital Corporation).

      We believe that our existing cash combined with anticipated cash flows, including receipt of future funding from government contracts and grants will be sufficient to support our operations beyond June 30, 2007, and that sufficient cash flows will be available to meet our business objectives. We have developed a plan to further reduce the Company's operating expenses in the event that sufficient funds are not available, or if we are not able to obtain funding from the anticipated government contracts and grants, which would be sufficient to enable us to operate beyond June 30, 2007. If we are unable to raise adequate capital or achieve profitability, future operations will need to be scaled back or discontinued.

      Operating activities

      Net cash used in operations during the six months ended June 30, 2006 was $1.5 million compared to $1.0 million used during the six months ended June 30, 2005. The increase in cash used in operations is mainly due to professional fees incurred in connection with of our potential merger with PHTN. During the six months ended June 30, 2006, cash generated from the collection of outstanding accounts receivable and receipt of payments from the USAF was approximately $1.6 million higher than during the same period in 2005. This increase was partially offset by the use of

$567,000 to reduce our accounts payable balance during the six months ended June 30, 2006, as compared with an increase of $860,000 in the accounts payable balance during the same period in 2005.

      Investing activities

      Capital expenditures during the six months ended June 30, 2006 and 2005 were approximately $657,000 and 614,000, respectively, and mainly supported the renovation of our research facility in Oregon.

      Financing activities

      Cash provided by financing activities was $3.5 million and $268,000 during the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 we received $3.0 million from notes payable issued to PHTN, and $512,000 net proceeds from the exercised of rights to purchase 500,000 shares of our common stock for $1.10 per share. The notes issued to PHTN, for a principal amount of $1,000,000 each, will be payable on the earliest of (x) March 20, 2008, April 19, 2008, and June 19, 2008, respectively, (the "Maturity Dates"), (y) the closing of a Qualified Financing (as defined in the Purchase Agreement) or (z) a Sale Event (as defined in the Purchase Agreement). In the event of default under the Notes, payment of the Notes will be accelerated such that the entire unpaid principal amount of the Notes and all accrued and unpaid interest shall become immediately due and payable in full. During the six months ended June 30, 2005 we received $268,000, net, from the issuance of a promissory note payable to General Electric Capital Corporation. The note is payable in 36 monthly installments of principal and interest of 10.31% per annum.

      Other

      As of June 30, 2006, we do not expect receipt of up-front and milestone payments from any of our current collaborative agreements. Payments from current NIH SBIR grants are received upon recognition of the related revenue. As of June 30, 2006, we have received the entire amount of $3.2 million from the USAF agreement, of which, $1.3 million was recorded as deferred revenue on June 30, 2006.

      On July 19, 2006, the Company received notice from the Nasdaq Stock Market ("NASDAQ") that for the last 10 consecutive trading days, SIGA's market value of listed securities has been below the $35,000,000 minimum required for continued inclusion on the Nasdaq Capital Market under Marketplace Rule 4310(c)(2)(B)(ii). In accordance with Marketplace Rule 4310(c)(8)(C), SIGA will be provided with 30 calendar days, until August 18, 2006, to regain compliance. If, at any time before August 18, 2006, the market value of listed securities of SIGA is $35,000,000 or more for a minimum of 10 consecutive business days, NASDAQ will determine if the Company complies with Marketplace Rule 4310(c)(2)(B)(ii). If compliance with the rule cannot be demonstrated by August 18, 2006, the staff of the NASDAQ Stock Market will provide written notification to the Company that its securities will be delisted. At that time, SIGA may appeal such determination to a listing qualification panel.

      In addition, the NASDAQ notice also stated that, based on the Company's Form 10-Q for the period ending March 31, 2006, SIGA no longer complies with Marketplace Rule 4310(c)(2)(B)(i) or (4310)(c)(2)(B)(iii), which require minimum stockholders' equity of $2,500,000 or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recent completed fiscal years.

      The Company intends to monitor the market value of its listed securities between now and August 18, 2006, and consider available options if its common stock does not trade at a level likely to result in SIGA regaining compliance with the minimum market value requirement.

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

Item 1A. Risk Factors - There were no material changes to Risk Factors disclosed in SIGA's 2005 Form 10-K

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

                                               SIGA Technologies, Inc.
                                               (Registrant)


      Date: August 10, 2006                    By: /s/ Thomas N. Konatich
                                                   ----------------------

                                               Thomas N. Konatich

                                               Chief Financial Officer and
                                               Acting Chief Executive Officer