Form 10-Q
period 2006-09-30
SIGA TECHNOLOGIES INC
filed 2006-11-01
CIK 1010086

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Quarter Ended September 30, 2006

                                       OR

|_| Transition Report Pursuant To Section 13 Or 15(d) Of the Securities Exchange Act of 1934

      For the Transition Period from ___________ to _____________


                           Commission File No. 0-23047

                             ----------------------


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


As of October 31, 2006 the registrant had 31,765,621 shares of common stock outstanding.

================================================================================

                             SIGA Technologies, Inc.

                                    Form 10-Q

                                Table of Contents

                                                                        Page No.
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements .......................................       2

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................      13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ..      23

Item 4.  Controls and Procedures ....................................      23



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................      24

Item 1A. Risk Factors ...............................................      24

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
         Equity Securities ..........................................      24

Item 3.  Defaults Upon Senior Securities ............................      24

Item 4.  Submission of Matters to a Vote of Security Holders ........      24

Item 5.  Other Information ..........................................      24

Item 6.  Exhibits ...................................................      24


SIGNATURES ..........................................................      25

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             SIGA TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                              Unaudited
                                                                             September 30,    December 31,
                                                                                 2006             2005
                                                                             -------------    ------------
ASSETS
Current assets
 Cash and cash equivalents ...............................................   $   2,649,684    $  1,772,489
 Accounts receivable .....................................................         112,522         883,054
 Prepaid expenses ........................................................         131,937         160,144
                                                                             -------------    ------------
  Total current assets ...................................................       2,894,143       2,815,687

 Property, plant and equipment, net ......................................       1,498,667       1,224,147
 Goodwill ................................................................         898,334         898,334
 Intangible assets, net ..................................................         191,471         932,735
 Other assets ............................................................         246,201         234,126
                                                                             -------------    ------------
  Total assets ...........................................................   $   5,728,816    $  6,105,029
                                                                             =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
 Accounts payable ........................................................   $     708,785    $  1,251,854
 Accrued expenses and other ..............................................         387,823         452,082
 Deferred revenue ........................................................         434,466         347,319
 Common stock rights .....................................................              --          73,400
 Notes payable ...........................................................       3,107,520         107,520
                                                                             -------------    ------------
  Total current liabilities ..............................................       4,638,594       2,232,175

Non-current portion of notes payable .....................................          43,784         106,705
Common stock warrants ....................................................         969,095         535,119
                                                                             -------------    ------------
  Total liabilities ......................................................       5,651,473       2,873,999

Commitments and contingencies ............................................              --              --

Stockholders' equity
 Series A convertible preferred stock ($ 0001 par value, 10,000,000 shares authorized, 68,038 issued and outstanding at September 30, 2006
  and December 31, 2005) .................................................          58,672          58,672
 Common stock ($.0001 par value, 50,000,000 shares authorized,
  28,070,148 and 26,500,648 issued and outstanding at September 30, 2006
  and December 31, 2005, respectively) ...................................           2,807           2,650
 Additional paid-in capital ..............................................      52,132,184      49,638,619
 Accumulated deficit .....................................................     (52,116,320)    (46,468,911)
                                                                             -------------    ------------
  Total stockholders' equity .............................................          77,343       3,231,030
                                                                             -------------    ------------
  Total liabilities and stockholders' equity .............................   $   5,728,816    $  6,105,029
                                                                             =============    ============


   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          Three Months Ended            Nine Months Ended
                                                                             September 30,                September 30,
                                                                         2006           2005           2006            2005
                                                                     ------------    -----------   ------------    ------------
Revenues
 Research and development ........................................   $  2,035,668    $ 2,910,065   $  4,888,987    $  6,232,625
                                                                     ------------    -----------   ------------    ------------

Operating expenses
 Selling, general and administrative (include $91,078 and $274,926 of non-cash share based compensation for the three
       and nine months ended September 30, 2006, respectively) ...        802,391        415,275      3,237,002       2,071,223
 Research and development (include $12,205 and $65,355
       of non-cash share based compensation for the three
       and nine months ended September 30, 2006, respectively) ...      2,156,473      1,764,980      6,245,640       5,899,371
 Patent preparation fees .........................................         36,304          8,031        258,751         273,921
                                                                     ------------    -----------   ------------    ------------
   Total operating expenses ......................................      2,995,168      2,188,286      9,741,393       8,244,515
                                                                     ------------    -----------   ------------    ------------

   Operating income (loss) .......................................       (959,500)       721,779     (4,852,406)     (2,011,890)

Decrease (increase) in fair market value of common stock rights
 and common stock warrants .......................................        350,790             --       (721,062)
Other income (expense), net ......................................        (48,088)         1,982        (73,941)         (2,221)
                                                                     ------------    -----------   ------------    ------------
   Net income (loss) .............................................   $   (656,798)   $   723,761   $ (5,647,409)   $ (2,014,111)
                                                                     ============    ===========   ============    ============


Weighted average shares outstanding: basic and diluted ...........     27,656,368     24,500,648     27,219,221      24,500,648
                                                                     ============    ===========   ============    ============
Net income (loss) per share: basic and diluted ...................   $      (0.02)   $      0.03   $      (0.21)   $      (0.08)
                                                                     ============    ===========   ============    ============


   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                       STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                           2006           2005
                                                                       -----------    -----------
Cash flows from operating activities:
Net loss ...........................................................   $(5,647,409)   $(2,014,111)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
  Depreciation .....................................................       530,855        111,294
  Amortization of intangible assets ................................       741,264        907,213
  Increase in fair market value of common stock rights and warrants        721,062             --
  Stock based compensation .........................................       340,281         11,700
  Non-cash consulting expense ......................................       156,470             --
  Loss on impairment of investments ................................            --         15,000
  Loss on write-off of prepaid investments .........................            --         91,083
  Changes in assets and liabilities:
     Accounts receivable ...........................................       770,532       (411,813)
     Prepaid expenses ..............................................        28,207         10,330
     Other assets ..................................................       (12,075)       (67,401)
     Accrued interest payable ......................................        97,822             --
     Deferred revenue ..............................................        87,147             --
     Accounts payable and accrued expenses .........................      (687,432)       (66,430)
                                                                       -----------    -----------
     Net cash used in operating activities .........................    (2,873,276)    (1,413,135)
                                                                       -----------    -----------

Cash flows from investing activities:
  Capital expenditures .............................................      (805,375)      (655,053)
                                                                       -----------    -----------
     Net cash used in investing activities .........................      (805,375)      (655,053)
                                                                       -----------    -----------

Cash flows from financing activities:
  Proceeds from note payable .......................................     3,000,000        276,435
  Net proceeds from from exercise of common stock rights ...........     1,534,500             --
  Net proceeds from from exercise of warrants to purchase common stock     101,985             --
  Repayment of note payable ........................................       (80,639)       (35,329)
                                                                       -----------    -----------
     Net cash provided by financing activities .....................     4,555,846        241,106
                                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents ...............       877,195     (1,827,082)
Cash and cash equivalents at beginning of period ...................     1,772,489      2,020,938
                                                                       -----------    -----------
Cash and cash equivalents at end of period .........................   $ 2,649,684    $   193,856
                                                                       ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
        Notes to the September 30, 2006 Financial Statements (Unaudited)

1. Basis of Presentation

SIGA Technologies, Inc. ("SIGA" or the "Company") is a bio-defense company engaged in the discovery, development and commercialization of products for use in defense against biological warfare agents such as Smallpox and Arenaviruses. The Company is also engaged in the discovery and development of other novel anti-infectives, vaccines, and antibiotics for the prevention and treatment of serious infectious diseases. The Company's anti-viral programs are designed to prevent or limit the replication of viral pathogens. SIGA's anti-infectives programs target the increasingly serious problem of drug resistant bacteria and emerging pathogens.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC") for quarterly reports on Forms 10-Q and should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2005, included in the 2005 Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2005 annual report and Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and financial arrangements. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient future financing on commercially reasonable terms or that the Company will be able to secure funding from anticipated government contracts and grants. Management believes that existing cash balances combined with anticipated cash flows will be sufficient to support its operations beyond the next twelve months, and will fund the Company's business objectives during that period. If the Company is unable to continue to raise adequate capital or achieve profitability, its future operations might need to be scaled back or discontinued.

On October 19, 2006, the Company entered into a Securities Purchase Agreement for the issuance and sale of 2,000,000 shares of the Company's common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants are exercisable at 110% of the closing price on the closing date of the transaction at any time and from time to time through and including the seventh anniversary of the closing date. With respect to the transaction, the Company also entered into a Finders Agreement. The finders' fee under the agreement includes cash compensation of 3% of the amount financed and warrants to acquire 136,200 shares of the Company's common stock at terms equal to the investors' warrants. Also in connection with the transaction, pursuant to the Company's existing Exclusive Finders Agreement, the Company paid finders fee consisting of cash consideration of 4% of the amount financed and warrants acquiring 136,200 shares of the Company's common stock at terms equal to the investors' warrants. The Company received net proceeds of $8.4 million from the transaction.

In October, 2006, the Company also received net proceeds of $3.0 million from exercises of warrants and options to purchase shares of the Company's common stock.

On October 23, 2006, the Company repaid in full $3,000,000 of outstanding notes payable and the interest accrued thereon.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation related to stock options expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $103,583 and $340,281, respectively. No share-based compensation expense related to employee stock options was recognized during the three and nine months ended September 30, 2005.

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

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company's Statements of Operations for the nine months ended September 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes option pricing model for the valuation of share-based awards.

Share-based compensation expense reduced the Company's results of operations for the three and nine months ended September 30, 2006 by $103,583 and $340,281, respectively, or $0.00 and 0.01 per share, respectively, and had no impact on the Company's cash flow.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures" ("SFAS 148") during the respective periods in the prior year.

                                                                  Three months       Nine months
                                                                ended September    ended September
                                                                    30, 2005          30, 2005
                                                                ----------------   ---------------
Net gain (loss) available to common stockholders, as reported   $        723,761   $    (2,014,111)
Add: Stock-based employee compensation expense included
     in reported net income                                                   --            11,700
Deduct: Total stock based compensation expense determined
     under the fair value based method                                  (172,201)         (624,243)
                                                                ----------------   ---------------
Net gain (loss) available to common stockholders, pro forma     $        551,560   $    (2,626,654)
                                                                ================   ===============

Gain (loss) per common share - basic and diluted:
     As reported                                                $           0.03   $         (0.08)
     Pro forma                                                  $           0.02   $         (0.11)

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

For the three month periods ended September 30, 2006 and 2005, revenues from National Institutes of Health ("NIH") Small Business Innovation Research
("SBIR") grants approximated 51% and 92%, respectively, of total revenues recognized by the Company. For the nine month periods ended September 30, 2006 and 2005, revenues from NIH SBIR grants approximated 46% and 93%, respectively, of total revenues recognized by the Company.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At September 30, 2006 and December 31, 2005 the Company had no allowance for doubtful accounts.

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

The Company incurred losses for the three and nine months ended September 30, 2006 and for the nine months ended September 30, 2005, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share for these periods. At September 30, 2006 and 2005, 68,038 shares of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they are anti-dilutive. At September 30, 2006 and 2005, outstanding options to purchase 8,482,227 and 9,788,228 shares, respectively, of the Company's common stock with exercise prices ranging from $0.94 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At September 30, 2006 and 2005, outstanding warrants to purchase 9,985,896 and 8,419,594 shares, respectively, of the Company's common stock, with exercise prices ranging from $1.18 to $3.60 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

Segment information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the Acting Chief Executive Officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and only has one reportable segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

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

3. Research Agreements

On August 30, 2006, the Company received a three-year, $6.0 million award from the NIH to support the development of its antiviral drugs for the Lassa fever virus. Revenues will be recognized as services are performed.

On August 1, 2006, SIGA received a three-year, $4.8 million SBIR Phase II continuation grant from the NIH to support the Company's development of its smallpox drug candidate, SIGA-246. Revenues will be recognized as services are performed.

On September 26, 2006, the Company entered into a three-year, $16.5 million contract with the National Institute of Allergy and Infectious Diseases of the NIH, to further advance the development of SIGA-246, the Company's smallpox drug candidate. Revenues will be recognized as services are performed.

4. Intangible Assets

Amortization expense recorded for the nine months ended September 30, 2006 and 2005 was as follows:

                                                                   Nine Months Ended September 30,
                                                                      2006                 2005
                                                                 --------------       -------------
Amortization of acquired grants                                  $      654,228       $     736,010
Amortization of customer contract and grants                             25,070              25,070
Amortization of covenants not to compete                                     --              84,167
Amortization of acquired technology                                      61,966              61,966
                                                                 --------------       -------------
                                                                 $      741,264       $     907,213
                                                                 --------------       -------------

5. Stockholders' Equity

At September 30, 2006, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

Holders of the Series A Convertible Preferred Stock are entitled to (i) cumulative dividends at an annual rate of 6% payable when and if declared by the Company's board of directors; (ii) in the event of liquidation of the Company, each holder is entitled to receive $1.4375 per share (subject to certain adjustments) plus all accrued but unpaid dividends; (iii) convert each share of Series A to a number of fully paid and non-assessable shares of common stock as calculated by dividing $1.4375 by the Series A Conversion Price (shall initially be $1.4375); and (iv) vote with the holders of other classes of shares on an as-converted basis. In October, 2006, holders of the Company's Series A Preferred Stock converted their shares into shares of the Company's common stock.

In November 2005, the Company sold 2,000,000 shares of the Company's common stock at $1.00 per share, warrants to purchase 1,000,000 shares of the Company's common stock with an initial exercise price of $1.18 per share, and rights to purchase 2,000,000 additional shares of the Company's common stock for an initial price of $1.10 per share. The warrants are exercisable at any time and from time to time through and including the seventh anniversary of the sale closing date and the rights are exercisable for a period of 90 trading days following the effectiveness of a registration statement. In May, July and August 2006, holders of 1,500,000 rights to acquire shares of the Company's common stock exercised their rights. Net proceeds from the exercise of the rights were $1,534,500. On August 25, 2006, 500,000 rights to acquire common stock expired unexercised.

The Company accounted for the transaction under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings as long as the derivative contracts are classified as assets or liabilities. At September 30, 2006, the fair value of the outstanding warrants to acquire common stock was $969,095. The Company applied the Black-Scholes model to calculate the fair values of the derivative instruments using the contracted term of the instruments. Management estimates the expected volatility using a combination of the Company's historical volatility and the volatility of a group of comparable companies. For the 3 and 9 months ended September 30, 2006, SIGA recorded a gain of $350,789 and a loss of $721,063, respectively, representing changes in the instruments' fair value.

6. Related Parties

During the nine months ended September 30, 2006, the Company incurred costs of $62,500 related to work performed by an affiliate of a related party in connection with one of the Company's lead product programs. On September 30, 2006, the Company's outstanding payables included $81,400 payable to the related party and its affiliate. Accounts receivable at September 30, 2006 included $46,883 due from a related party.

7. Notes Payable

On March 20, 2006, SIGA entered into a Bridge Note Purchase Agreement ("Note Purchase Agreement") with PharmAthene, Inc. ("PHTN") for the sale of three 8% Notes by SIGA, for $1,000,000 each. The first, second and third Notes were issued on March 20, 2006, April 19, 2006, and June 19, 2006, respectively. The proceeds of the Notes were used by the Company for (i) expenses directly related to the development of SIGA's lead product, SIGA-246, (ii) expenses related to the Company's planned merger with PHTN and (iii) corporate overhead. Pursuant to a Security Agreement between the Company and PHTN, also entered into on March 20, 2006, the Notes were secured by a first priority security interest in the Company's assets (other than assets subject to the security interest granted to General Electric Capital Corporation). On October 23, 2006, the Company paid PHTN $3,114,400 in full repayment of the three notes and interest accrued thereon.

8. Stock Compensation Plans

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

For the three and nine months ended September 30, 2006, the Company recorded compensation expense of $103,583 and $340,281, respectively, related to stock options. The total fair value of options vested during the three and nine months ended September 30, 2006 was $184,061 and $502,761. The total compensation cost not yet recognized related to non-vested awards at September 30, 2006 is $173,384. The weighted average period over which total compensation cost is expected to be recognized is 2.25 years.

The Company did not grant any option awards during the 3 months ended September 30, 2006. SIGA calculated the fair value of options awarded during the first 3 months of 2006 using the Black-Scholes model with the following weighted average assumptions:

                                               Nine months ended
     Weighted Average Assumptions             September 30, 2006
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

Stock options activity of the Company during the nine months ended September 30, 2006, is summarized as follows:

                                                                                    Weighted
                                                                  Number of     Average Exercise
                                                                    Shares         Price ($)
Options outstanding at December 31, 2005                           9,399,561              2.00
   Granted                                                           122,500              0.94
   Forfeited                                                      (1,256,500)             1.30
   Expired                                                           (33,334)             1.50
   Exercised                                                              --                --
                                                                  ----------------------------
Options outstanding at September 30, 2006                          8,232,227              2.09


                                                                                    Weighted
                                                                                    Average
                                                                    Number of   Intrinsic Value
                                                                     Shares           ($)
 Nonvested options at December 31, 2005                             1,987,500               --
 Nonvested options at September 30, 2006                              343,839             0.20
 Options vested during 2006                                           516,212             0.12

 Options available for future grant at September 30, 2006           2,552,732
 Weighted average fair value of options granted during 2006        $     0.38
 Weighted average fair value of options forfeited during 2006      $     1.02

The following table summarizes information about options outstanding at September 30, 2006:


                  Number of            Weighted                           Number Fully
                   Options             Average                              Vested &                              Aggregate
 Range of       Outstanding at        Remaining           Weighted       Exercisable at        Weighted       Intrinsic Value at
 Exercise       September 30,      Contractual Life   Average Exercise    September 30,    Average Exercise     September 30,
 Price($)            2006              (Years)           Price ($)            2006            Price ($)              2006
1.00 - 1.85         3,056,750                7.20               1.38         2,712,911               1.39       $      329,033
2.00 - 2.75         4,837,250                4.44               2.38         4,837,250               2.38                   --
3.94 - 5.50           338,227                2.41               4.36           338,227               4.36                   --
                -------------                                            -------------                          --------------
                    8,232,227                                                7,888,388                          $      329,033
                =============                                            =============                          ==============

In February 2003, the Company entered into an agreement with an outside consultant for its support in obtaining certain government contracts. Under the terms of the agreement, upon meeting certain criteria, the Company was obligated to issue 400,000 fully vested warrants with an exercise price of $1.32 and a 3 year term. On June 30, 2006, SIGA recorded a non-cash consulting charge of $216,840 in connection with its assessment that as of June 30, 2006, it was probable that the criteria for earning the 400,000 warrants under the agreement will be met during the third quarter of fiscal 2006. On August 1, 2006, the Company issued the warrant and reduced the total charge recorded initially to $156,470, representing the total fair market value of the warrants on the issuance date.

9. Commitments and Contingencies

As of September 30, 2006, our purchase obligations are not material. The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year and future minimum payments under notes payable are as follows:


                                                       Loans and related
         Year ended December 31,   Lease obligations    interest payable   Total commitments
         Remainded of 2006         $          63,850   $          26,880   $          90,730
                      2007                   261,800             107,521             369,321
                      2008                   133,200           3,533,760           3,666,960
                      2009                   135,900                  --             135,900
                      2010                    22,700                  --              22,700
                                   -----------------   -----------------   -----------------
         Total                     $         617,450   $       3,668,161   $       4,285,611
                                   =================   =================   =================

On October 23, 2006, the Company repaid $3,000,000 of notes payable to PHTN, and the interest accrued thereon, originally due in 2008.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

10. Other Transactions

On October 4, 2006, SIGA exercised its right, pursuant to its Agreement and Plan of Merger, dated June 8, 2006, with PHTN (the "Merger Agreement"), to terminate the transaction pursuant to which a subsidiary of SIGA was going to merge with PHTN. Pursuant to Section 12.1(a) of the Merger Agreement, SIGA must exclusively negotiate with PHTN the terms of a license agreement relating to SIGA-246. There can be no assurance whether, or on what terms, the parties will conclude any such license.

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

Overview

      Since our inception in December 1995, SIGA has pursued the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as Smallpox and Arenaviruses. During the third quarter of 2006 we were awarded a 3 year, $16.5 million contract from the NIH and an additional 3 year, $4.8 million SBIR Phase II continuation grant from the NIH. Both awards support the continuing development of our smallpox drug candidate, SIGA-246. Our efforts to develop SIGA-246 were also supported by previous SBIR grants from the NIH totaling $5.8 million, a $1.1 million agreement with Saint Louis University, and a $1.6 million contract with the U.S. Army. Our initiative to advance SIGA's Arenavirus programs is supported by a 3 year, $6.0 million SBIR grant from the NIH, received in September 2006 and previous SBIR grants from the NIH totaling $6.3 million.

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

      SIGA does not have any commercial biomedical products, and we do not expect to have such products for one to three years, if at all. We believe that we may require additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we will continue to pursue these plans, there is no assurance that we will be successful in obtaining sufficient future financing on terms acceptable to us. Management believes it has sufficient funds and projected cash flows to support SIGA's operations beyond the next twelve months.

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

      The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation related to stock options expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $103,583 and $340,281, respectively. No share-based compensation expense related to employee stock options was recognized during the three and nine months ended September 30, 2005.

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

      Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company's Statements of
Operations for the nine months ended September 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes options pricing model for the valuation of share-based awards. Determining the fair value of these awards at the grant date requires judgment. It is reasonably likely that forfeiture rates will change in the future and impact future compensation expense. It is also reasonably likely that the variables used in the Black Scholes option pricing model will change in the future and impact the fair value of future options at the grant date and future compensation expense.

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

      In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company performs a review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Our estimates of projected cash flows are dependent on many factors, including general economic trends, technological developments and projected future contracts and government grants. It is reasonably likely that that future cash flows associated with our intangible assets may exceed or fall short of our current projections, in which case a different amount for impairment would result. If our actual cash flows exceed our estimates of future cash flows, any impairment charge would be greater than needed. If our actual cash flows are less than our estimated cash flows, we may need to recognize additional impairment charges in future periods, which would be limited to the carrying amount of the intangible assets.

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

Results of Operations

Three months ended September 30, 2006 and 2005

      Revenues from grants and research and development contracts for the three months ended September 30, 2006 and 2005 were $2.0 million and $2.9 million, respectively. For the three months ended September 30, 2006 we recognized $907,000 from NIH SBIR grants supporting two of our lead programs. Revenues from NIH SBIR grants supporting these programs during the same period in 2005 were $2.7 million. $1.1 million of the revenues recognized from these grants and contracts during the three months ended September 30, 2005, related to expenditures that SIGA incurred during the quarter ended June 30, 2005, prior to approval of the second year of these grants. The decline of $1.8 million was partially offset by an increase of $834,000 in revenues recognized in connection with a $3.2 million, one year contract with USAMRMC. The agreement, for the rapid identification and treatment of anti-viral diseases, was entered into on September 22, 2005 and is funded through the USAF (the "USAF Agreement"). The decline was also offset by $119,000 recorded in connection with a $500,000, one year, Phase I SBIR grant from the NIH to support the development of our Bacterial Commensal Vector technology for the delivery of smallpox vaccine, ending on February 28, 2007. On August 30, 2006, we received a three year, $6.0 million award from the NIH to support the development of our antiviral drugs for Lassa fever virus. On August 1, 2006, we received a three year, $4.8 million SBIR Phase II continuation grant from the NIH to support the development of our smallpox drug candidate, SIGA-246. On September 26, 2006, we entered into a three year, $16.5 million contract with the National Institute of Allergy and Infectious Diseases of the NIH, to further advance the development of our smallpox drug candidate. Revenues from these new grants and contracts will be recognized as services are performed.

      Selling, general and administrative expenses ("SG&A") were $802,000 and $415,000 for the three months ended September 30, 2006, and 2005, respectively. The increase of $387,000 or 93% is primarily due to legal and accounting expenses of $258,000 incurred during the three months ended September 30, 2006 in connection with our merger agreement with PHTN which was terminated in October 2006, and a credit of $200,000 in legal expenses recorded during the same period in 2005. The increase in legal and accounting fees were partially offset by a decline of $100,000 in payroll expenses from the quarter ended September 30, 2005.

      Research and development expenses ("R&D") increased $391,000 or 22% from $1.8 million for the three months ended September 30, 2005 to $2.2 million for the three months ended September 30, 2006. The increase is primarily due to $345,000 incurred during the three months ended September 30, 2006 under our agreement with the USAF and an increase of $200,000 in payroll expenses related to the expansion of the Company's research and development work force. In addition, on April 1, 2006, we completed the renovation of a new laboratory space in Corvallis, Oregon. Depreciation expense and lab supplies expenditures for the three months ended September 30, 2006, increased by $220,000 and $105,000, respectively, from the same period in 2005. These increases were partially offset by a decline of $80,000 in amortization expense and a decline of $375,000 in expenditures related to two of our lead programs.

      During the three months ended September 30, 2006, and 2005 we invested $442,000 and $600,000, respectively, in the development of our lead drug candidate, SIGA-246, an orally administered anti-viral drug that targets the smallpox virus. For the three months ended September 30, 2006, we invested
$176,000 in our internal development resources and $266,000 on external manufacturing and clinical testing activities. For the three months ended September 30, 2005, we invested $168,000 in our internal development resources and $464,000 in pre-clinical testing of SIGA-246. From inception of the SIGA-246 development program to-date, we have invested $5.9 million related to this initiative, of which $1.4 million and $4.5 million were spent on internal development resources, and clinical and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the Department of Defense ("DoD").

      $326,000 and $349,000 of our R&D expenses during the three months ended September 30, 2006 and 2005, respectively, were used to support the development of ST-294, a drug candidate which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens. For the three months ended September 30, 2006,
we  invested  $110,000  in  internal  development   resources  and  $216,000  in
pre-clinical testing. For the three months ended September 30, 2005, we spent $189,000 on internal human resources and $160,000 on pre-clinical testing of ST-294. From inception of the ST-294 development program to-date, we have spent a total of $2.8 million related to this program, of which $1.5 million and $1.3 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      R&D expenses related to our USAF Agreement were $172,000 and $360,000 for internal human resources and external R&D services, respectively, during the three months ended September 30, 2006. During the same period in 2005, we spent $26,000 and $16,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreement, during the term of the agreement to-date were $1.7 million, of which we spent $717,000 and $903,000 on internal human resources and external R&D services, respectively. These resources reflect SIGA's research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

      Patent preparation expenses for the three months ended September 30, 2006 and 2005 were $36,000 and $8,000, respectively.

      A gain of $351,000 was recorded during the three months ended September 30, 2006, reflecting the decline in fair market value of common stock rights and common stock warrants sold in November 2005, from June 30, 2006 to September 30, 2006. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction.

      Other expenses, net, were $48,000 for the three months ended September 30, 2006 primarily reflecting interest expense related to the three $1.0 million notes payable to PHTN. During the same period in 2005 we recorded net other income of $2,000.

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

Nine months ended September 30, 2006 and 2005

      Revenues from grants and research and development contracts for the nine months ended September 30, 2006 and 2005 were $4.9 million and $6.2 million, respectively. Revenues recorded for the nine months ended September 30,

2006 declined $1.3 million or 22% from the same period in the prior year. For the nine months ended September 30, 2006 we recorded $2.2 million from NIH SBIR grants and an agreement with Saint Louis University, supporting two of our lead programs. Revenues from NIH SBIR grants supporting these programs during the same period in 2005 were $5.6 million. The decline of $3.4 million was partially offset by $2.1 million of revenues recognized in connection with our $3.2 million, one year contract with USAMRMC. The agreement, for the rapid identification and treatment of anti-viral diseases, was entered into on September 22, 2005 and is funded through the USAF. The decline was also offset by $278,000 recorded in connection with a $500,000, one year, Phase I SBIR grant from the NIH to support the development of our Bacterial Commensal Vector technology for the delivery of smallpox vaccine, ending on February 28, 2007. On August 30, 2006, we received a three year, $6.0 million award from the NIH to support the development of our antiviral drugs for Lassa fever virus. On August 1, 2006, we received a three year, $4.8 million SBIR Phase II continuation grant from the NIH to support the development of our smallpox drug candidate, SIGA-246. On September 26, 2006, we entered into a three year, $16.5 million contract with the National Institute of Allergy and Infectious Diseases of the NIH, to further advance the development of our smallpox drug candidate. Revenues from these new grants and contracts will be recognized as services are performed.

      Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2006 and 2005 were $3.2 million and $2.1 million, respectively. The increase of $1.1 million or 56% is mainly attributed to professional fees and non-cash consulting charge recorded for the nine months ended September 30, 2006, and a credit of $200,000 in legal expenses recorded during the same period in 2005. During the nine months ended September 30, 2006 we recorded legal, accounting and consulting expenses of $752,000, $164,000 and $82,000, respectively, for due diligence services, fairness opinion and legal advice related to our merger agreement with PHTN, which was terminated in October 2006. On June 30, 3006, we recorded $217,000 of a non-cash consulting charge reflecting our assessment that certain criteria for the issuance of 400,000 warrants under a February 2003 consulting agreement, will be met during the third quarter of fiscal 2006. On August 1, 2006, we issued the warrants and reduced the total charge recorded initially to $156,470, the total fair market value of the warrants on the issuance date. We also recorded a $275,000 non-cash charge for share based compensation following the adoption of FAS 123(R) on January 1, 2006. The increases were partially offset by a decline of $140,000 in investor relations expense, a decline of $168,000 in payroll expense and a decline of $84,000 in amortization expense.

      Research and development expenses were $6.2 million and $5.9 million for the nine months ended September 30, 2006 and 2005, respectively. R&D expenditures related to two of our lead programs declined $2.0 million from the nine months period in 2005. The decline was partially offset by an increase of $515,000 in payroll expenses related to the expansion of the Company's research and development work force. In addition, on April 1, 2006, we completed the renovation of a new laboratory space in Corvallis, Oregon. Depreciation expense, lab supplies expenditures and rent expense for the nine months ended September 30, 2006, increased by $418,000, $258,000, and $124,000, respectively, from the same period in 2005.

      During the nine months ended September 30, 2006, and 2005 we spent $1.6 million and $2.8 million, respectively, on the development of our lead drug candidate, SIGA-246, an orally administered anti-viral drug that targets the smallpox virus. For the nine months ended September 30, 2006, we spent $489,000 on internal human resources and $1.1 million mainly on clinical testing. For the nine months ended September 30, 2005, we spent $485,000 on internal human resources and $2.3 million on pre-clinical testing of SIGA-246. From inception of the SIGA-246 development program to-date, we expended a total of $5.9 million related to the program, of which $1.4 million and $4.5 million were spent on internal human resources, and clinical and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      $769,000 and $1.6 million of our R&D expenses during the nine months ended September 30, 2006 and 2005, respectively, were used to support the development of ST-294, a drug candidate which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens. For the nine months ended September 30, 2006, we spent $456,000 on internal human resources and $313,000 mainly on pre-clinical testing. For the nine months ended September 30, 2005, we spent $777,000 on internal human resources and $787,000 on pre-clinical testing of ST-294. From inception of the ST-294 development program to-date, we spent a total of $2.8 million related to the program, of which $1.5 million and $1.3 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      R&D expenses related to our USAF Agreement were $548,000 and $653,000 for internal human resources and external R&D services, respectively, during the nine months ended September 30, 2006. During the same period in 2005, we spent $26,000 and $16,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreement, during the term of the agreement to-date were $1.6 million, of which we spent $717,000 and $903,000 on internal human resources and external R&D services, respectively. These resources reflect SIGA's research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

      Patent preparation expenses for the nine months ended September 30, 2006 were $259,000 compared to $274,000 for the nine months ended September 30, 2005. During the nine months period in 2005 we incurred higher patent costs in connection with the Plexus Vaccine Inc. and ViroPharma Incorporated asset acquisitions.

      A loss from the increase in fair market value of common stock rights and common stock warrants was recorded in connection with the sale of common stock, warrants and rights in November 2005. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction. A loss of $721,000 was recorded by us, reflecting the increase in the fair value of the warrants and the rights to acquire additional shares of our common stock, during the period December 31, 2005 to September 30, 2006.

      Other loss of $60,000 for the nine months ended September 30, 2006 comprised mainly of interest expense of $116,000 related to our loans payable and interest income of $48,000. Other loss of $2,200 for the nine months ended September 30, 2005 comprised of interest income of $12,800 and loss on impairment of our investment in Pecos' common stock of $15,000.

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

Liquidity and Capital Resources

      As of September 30, 2006, we had $2.6 million in cash and cash equivalents. On October 19, 2006, we entered into a Securities Purchase Agreement for the issuance and sale of 2,000,000 shares of the Company's common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants are exercisable at 110% of the closing price on the closing date of the transaction at any time and from time to time through and including the seventh anniversary of the closing date. With respect to the transaction, we also entered into a Finder's Agreements. The finders fee under the agreement includes cash compensation of 3% of the gross amount financed and warrants to acquire 136,200 shares of the Company's common stock at terms equal to the investors' warrants. Also in connection with the transaction, pursuant to our existing Exclusive Finder's Agreement, we paid a finder's fee consisting of cash compensation of 4% of the amount financed and warrants to acquire 136,200 shares of our common stock, at terms equal to the investors' warrants. We received net proceeds of $8.4 million from the transaction.

      In October, 2006, we received net proceeds of $3.0 million from exercises of warrants and options to purchase shares of the Company's Common stock.

      On August 30, 2006, we received a three year, $6.0 million award from the NIH to support the development of our antiviral drugs for Lassa fever virus. On August 1, 2006, we received a three year, $4.8 million SBIR Phase II continuation grant from the NIH to support the development of our smallpox drug candidate, SIGA-246. On September 26, 2006, we entered into a three year, $16.5 million contract with the National Institute of Allergy and Infectious Diseases of the NIH, to further advance the development of our smallpox drug candidate. Revenues from these new grants and contracts will be recognized as services are performed.

      On October 4, 2006, SIGA exercised its right, pursuant to its Agreement and Plan of Merger, dated June 8, 2006, with PHTN (the "Merger Agreement"), to terminate the transaction pursuant to which a subsidiary of SIGA was going to merge with PHTN. Pursuant to Section 12.1(a) of the Merger Agreement, SIGA must exclusively negotiate with PHTN the terms of a license agreement relating to SIGA-246. There can be no assurance whether, or on what terms, the parties will conclude any such license.

      On March 20, 2006, in connection with the transaction, we entered into a Bridge Note Purchase Agreement ("Notes Purchase Agreement") with PHTN for the sale of three 8% Notes by SIGA, for $1,000,000 each. The first, second and third Notes were issued on March 20, 2006, April 19, 2006, and June 19, 2006, respectively. The proceeds of the Notes were used by the Company for (i) expenses directly related to the development of SIGA's lead product, SIGA-246,
(ii) expenses related to the Company's planned merger with PHTN and (iii) corporate overhead. Pursuant to a Security Agreement between SIGA and PHTN also entered into on March 20, 2006, the Notes were secured by a first priority security interest in the Company's assets (other than assets subject to the security interest granted to General Electric Capital Corporation). On October 23, 2006, we paid PHTN $3,114,400 in full repayment of the three notes and interest accrued thereon.

      We believe that our existing cash combined with anticipated cash flows, including receipt of future funding from government contracts and grants will be sufficient to support our operations beyond the next twelve months and that sufficient cash flows will be available to meet our business objectives.

      Operating activities

      Net cash used in operations during the nine months ended September 30, 2006 was $2.9 million compared to $1.4 million used during the nine months ended September 30, 2005. The increase in cash used in operations is mainly due to professional fees of $1.0 million incurred in connection with the terminated merger with PHTN, and development expenses of $660,000 incurred in connection with human clinical trials of SIGA-246. During the nine months ended September 30, 2006, cash generated from the collection of outstanding accounts receivable and receipt of payments from the USAF was $2.0 million higher than during the same period in 2005. This increase was partially offset by the use of $687,000 to reduce our accounts payable balance during the nine months ended September 30, 2006, as compared with a decline of $66,000 in the accounts payable balance during the same period in 2005.

      Investing activities

      Capital expenditures during the nine months ended September 30, 2006 and 2005 were $805,000 and $655,000, respectively, and mainly supported the renovation of our research facility in Oregon.

      Financing activities

      Cash provided by financing activities was $4.6 million and $241,000 during the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 we received $3.0 million from notes payable issued to PHTN, $1.5 million from exercises of rights to purchase 1,500,000 shares of our common stock for $1.10 per share, and $100,000 from exercises of warrants to purchase shares of our common stock. On October 23, 2006, we paid PHTN $3,114,400 as repayment of the three notes and interest accrued thereon. During the nine months ended September 30, 2005 we received $276,000, net, from the issuance of a promissory note payable to General Electric Capital Corporation (GE). The note is payable in 36 monthly installments of principal and interest of 10.31% per annum. During the nine months ended September 30, 2005 we made payments of $35,000 to GE.

      Other

      As of September 30, 2006, we do not expect receipt of up-front and milestone payments from any of our current collaborative and other agreements. Payments from current NIH SBIR grants are received upon recognition of the related revenue. As of September 30, 2006, we have received the entire amount of $3.2 million from the USAF agreement, of which, $434,000 was recorded as deferred revenue on September 30, 2006.

Off-Balance Sheet Arrangements

      SIGA does not have any off-balance sheet arrangements.

Safe Harbor Statement

      This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include the risks that (a) potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (b) SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (c) SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (d) SIGA may not be able to secure funding from anticipated government contracts and grants, (e) SIGA may not be able to secure or enforce adequate legal protection, including patent protection, for its products, (f) unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures and (g) regulatory approval for SIGA's products may require further or additional testing that will delay or prevent approval. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      None

Item 4. Controls and Procedures

      (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Acting Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

                                     Part II
                                Other information

Item 1. Legal Proceedings - On or about February 28, 2006, Four Star Group, a Division of Executive Intelligence Network, LLC filed suit in the Supreme Court of the State of New York naming as defendants SIGA Technologies, Inc., Bernard Kasten and "John Odgen [sic]." In 2004, SIGA renewed a contract with Four Star under which Four Star was to assist SIGA in identifying and obtaining contracts and grants. Plaintiff Four Star alleged that SIGA breached its contract by allegedly failing to compensate Four Star within the time set by the contract and that SIGA breached the contract, and tortuously interfered with Four Star's contractual relationships, by allegedly soliciting and/or hiring certain affiliates of Four Star. Plaintiff asserted that it had not fully calculated its damages, but stated that they were "believed to be" in excess of approximately $700,000. Plaintiff also sought relief preventing defendants from soliciting agents and employees of plaintiff. SIGA and plaintiff Four Star Group have agreed in principle, subject to the execution of definitive documentation, on a settlement of their lawsuit. Pursuant to this settlement, Four Star will grant a general release in exchange for which SIGA will pay $35,000 to Four Star and will file on or before December 5, 2006 a registration statement with respect to the shares underlying the warrants previously granted to Four Star.

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


                                                SIGA Technologies, Inc.
                                                (Registrant)


      Date: November 1, 2006                    By:/s/ Thomas N. Konatich
                                                   ---------------------------

                                                Thomas N. Konatich

                                                Chief Financial Officer and
                                                Acting Chief Executive Officer