Form 10-Q/A
period 2006-09-30
SIGA TECHNOLOGIES INC
filed 2006-11-13
CIK 1010086

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                   ----------

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

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed on November 1, 2006 (the "Original Filing"). We have filed this Amendment solely to include the information required by Part II, Item 6 - Exhibits. This information was inadvertently omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

      Except as described above, no other changes have been made to the Original Filing. This Amendment has not resulted in any changes to our previously reported financial results. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the Original Filing.

                                     Part II
                                Other information

Item 6. Exhibits

*   10.1   Contract, dated September 29, 2006, between SIGA Technologies, Inc.
           and the National Institute of Allergy and Infectious Diseases of the National Institutes for Health.

*     31   Certification of Chief Financial Officer and Acting Chief Executive
           Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*     32   Certification of Chief Financial Officer and Acting Chief Executive
           Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herein

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SIGA Technologies, Inc.
                                              (Registrant)

      Date: November 13, 2006                  By: /s/ Thomas N. Konatich
                                                ------------------------

                                              Thomas N. Konatich

                                              Chief Financial Officer and
                                              Acting Chief Executive Officer