Form 10-K
period 2006-12-31
SIGA TECHNOLOGIES INC
filed 2007-03-16
CIK 1010086

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006

      Or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
      ______________

Commission File No. 0-23047

                             SIGA Technologies, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware
    (State or other jurisdiction of                       13-3864870
     incorporation or organization)           (IRS Employer Identification. No.)

    420 Lexington Avenue, Suite 408
              New York, NY                                  10170
(Address of principal executive offices)                  (zip code)

       Registrant's telephone number, including area code: (212) 672-9100

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
common stock, $.0001 par value                   Nasdaq Capital Market

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes |_| No |X|.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes |_| No |X|.

Note--Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 8, 2007 as reported on the Nasdaq SmallCap Market was approximately $140,000,000.

As of March 8, 2007 the registrant had outstanding 32,674,394 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

                  Document                         Parts Into Which Incorporated
                  --------                         -----------------------------
Proxy Statement for the Company's 2007 Annual                Part III
           Meeting of Stockholders

================================================================================

                             SIGA Technologies, Inc.

                                    Form 10-K

                                Table of Contents

                                                                        Page No.
PART I

Item 1.   Business.............................................................2

Item 1A.  Risk Factors........................................................11

Item 1B.  Unresolved Staff Comments...........................................19

Item 2.   Properties..........................................................20

Item 3.   Legal Proceedings...................................................20

Item 4.   Submission of Matters to a Vote of Security Holders.................20

PART II

Item 5.   Market For Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities...................21

Item 6.   Selected Financial Data.............................................22

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................23

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..........33

Item 8.   Financial Statements and Supplementary Data.........................34

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................56

Item 9A.  Controls and Procedures.............................................56

Item 9B.  Other Information...................................................56

PART III

Item 10.  Directors, Executive Officers and Corporate Governance..............57

Item 11.  Executive Compensation..............................................57

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................57

Item 13.  Certain Relationships and Related Transactions, and
          Director Independence...............................................58

Item 14.  Principal Accountant Fees and Services..............................58

PART IV

Item 15.  Exhibits, Financial Statements and Schedules........................59

SIGNATURES....................................................................63

Item 1. Business

      Certain statements in this Annual Report on Form 10-K, including certain statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be," "expects," "may affect," "may depend," "believes," "estimate," "project" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA's actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA's control, including (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce adequate legal protection, including patent protection for its products, (vi) the risk that regulatory approval for SIGA's products may require further or additional testing that will delay or prevent approval, (vii) the volatile and competitive nature of the biotechnology industry, (viii) changes in domestic and foreign economic and market conditions, and (ix) the effect of federal, state and foreign regulation on SIGA's businesses. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Introduction

      SIGA Technologies, Inc. is referred to throughout this report as "SIGA," "the Company," "we" or "us."

      SIGA is a biotechnology corporation incorporated in Delaware on December 28, 1995. We aim to discover, develop and commercialize novel anti-infectives, antibiotics and vaccines for serious infectious diseases. The major focus of our developmental and commercialization activities is on products for use in defense against biological warfare agents such as Smallpox and Arenaviruses (hemorrhagic fevers). Our lead product, SIGA-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005 the Food and Drug Administration (FDA) accepted our Investigational New Drug (IND) application for SIGA-246 and granted the program "Fast-Track" status. In December 2006 the FDA granted Orphan Drug designation to SIGA-246 for the prevention and treatment of smallpox. Our anti-viral programs are designed to prevent or limit the replication of the viral pathogen. Our anti-infectives programs are aimed at the increasingly serious problem of drug resistance. We are also developing a technology for the mucosal delivery of our vaccines which may allow the vaccines to activate the immune system at the mucus lined surfaces of the body -- the mouth, the nose, the lungs and the gastrointestinal and urogenital tracts -- the sites of entry for most infectious agents. As a result of the success of our efforts to develop products for use against agents of biological warfare, we have not spent significant resources to further the development of our anti-infective and vaccine technologies.

Product Candidates and Market Potential

      SIGA Biological Warfare Defense Product Portfolio

Anti-Smallpox Drug: Smallpox virus is classified as a Category A agent by the Center for Disease Control and Prevention (CDC) and is considered one of the most significant threats for use as a biowarfare agent. While deliberate introduction of any pathogenic agent would be devastating, we believe the one that holds the greatest potential for harming the general U.S. population is Smallpox. At present there is no effective drug with which to treat or prevent Smallpox infections. To address this serious risk, SIGA scientists have identified a lead drug candidate, SIGA-246, which inhibits vaccinia, cowpox, ectromelia (mousepox), monkeypox, camelpox, and variola replication in cell culture but not other unrelated viruses. Given the safety concerns with the current smallpox vaccine, there should be several uses for an effective smallpox antiviral drug: prophylactically, to protect the non-immune who are at risk to exposure; therapeutically, to prevent disease or death in those exposed to smallpox; and lastly, as an adjunct treatment to the immunocompromised. SIGA scientists are also working on several other smallpox drug targets, including the viral proteinases, to develop additional drug candidates for use in combination therapy if necessary. In December 2005, the FDA approved our IND application for SIGA-246. In June 2006 we successfully completed the first human clinical safety study of SIGA-246. The trial showed the drug to be well-tolerated in healthy human volunteers at all tested orally administered doses. In addition, data from blood level exposure was sufficient to support once a day dosing. The Phase I clinical trial was performed at Advanced Biomedical Research, Inc. Clinical Research Center in Hackensack, NJ. The study was a double-blind, randomized, placebo controlled, and ascending single dose study. We started an additional Phase I clinical trial in February 2007, to assess the safety, tolerability, and pharmacokenitics of SIGA-246 administered as a single daily oral dose for 21 days in healthy human volunteers. This Phase I human trial is being performed at the Orlando Clinical Research Center in Orlando, Florida. In 2006, SIGA-246 became the first drug ever to demonstrate 100% protection against human smallpox virus in a primate trial conducted at the federal Centers for Disease Control and Prevention (CDC). Later in 2006, in two non-human primate trials the drug demonstrated 100% protection to animals injected with high doses of monkeypox virus. One study was sponsored by the National Institute of Allergy and Infectious Diseases (NIAID) at the National Institutes (NIH). The second study was conducted by the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) and was funded by the Department of Defense's Threat Reduction Agency. In late 2006, SIGA-246 received Orphan Drug designation for both the treatment and prevention of smallpox. During 2006, SIGA received grants from the NIH totaling approximately $21 million for the continued development of the drug.

      Anti-Arenavirus Drug: Arenaviruses are hemorrhagic fever viruses that have been classified as Category A agents by the CDC due to the great risk that they pose to public health and national safety. Among the Category A viruses recognized by the CDC, there are four hemorrhagic fever arenaviruses (Junin, Machupo, Guanarito and Sabia viruses) for which there are no FDA approved treatments available. In order to meet this threat, SIGA scientists have identified a lead drug candidate, ST-294, which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens. We have also demonstrated the therapeutic efficacy of ST-294 in a preliminary animal challenge study. SIGA also has programs against other hemorrhagic fever viruses including Lassa virus, Lymphocytic choriomeningitis virus (LCMV), and Ebola in development. We believe that the availability of hemorrhagic fever virus antiviral drugs will address national and global security needs by acting as a significant deterrent and defense against the use of arenaviruses as weapons of bioterrorism. In 2006, SIGA received a three year grant of $6.0 million from the NIH to support the development of antiviral drugs for Lassa fever virus.

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

      Market for Biological Defense Programs

      From 2001 through 2007, the Federal Government has allocated over $16 billion in State and local terrorism preparedness funding from the Department of Homeland Security, Health and Human Services and Justice. In 2006, approximately $5.0 billion was allocated for emergency, preparedness and response funding. A similar amount was enacted for 2007 with a slight increase projected for 2008. The Federal budget for defending against catastrophic threats funding includes not only stockpiling countermeasures that are currently available, but funding to develop new countermeasures for agents that currently have none, and next generation countermeasures that are safer and more effective than those that presently exist. Current BioShield legislation allows the Federal Government to buy critically needed vaccines and medications as soon as experts agree that they are safe and effective enough to be added to the Strategic National Stockpile (http://www.whitehouse.gov/omb/budget/ fy2008/pdf/). One of the major concerns in the field of biological warfare agents is Smallpox - although declared extinct in 1980 by the World Health Organization (WHO), there is a threat that a rogue nation or a terrorist group may have an illegal inventory of the virus that causes Smallpox. The only legal inventories of the virus are held under extremely tight security at the CDC in Atlanta, Georgia and at a laboratory in Russia. As a result of this threat, the U.S. government has announced its intent to make significant expenditures on finding a way to counteract the virus if turned loose by terrorists or on a battlefield. The Congressional Budget Office (the "CBO") reported that the DHS projects the acquisition of 60 million doses of new Smallpox vaccines over a three year period, commencing in 2005. Further the CBO reports that the DHS will spend an additional $1 billion to replace expired stocks in 2007-2013. The market opportunity for our biological warfare defense products has not been quantified as yet beyond the potential to obtain a share of the approximately $9 billion the federal government is committing to support research in the coming year.

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

      SIGA Antivirals Product Portfolio

      SIGA currently has the following antiviral programs which are in various stages of development ranging from initial research and screening to Phase I human clinical trials: Smallpox antiviral, New World Arenavirus antiviral, Old World Arenavirus antiviral, Filovirus (Ebola & Marburg) antivirals, Dengue Fever virus antiviral, and Bunyavirus antivirals. Currently there are no approved antivirals available against any of these viruses.

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

      Market for Anti-infective Programs

      There are currently approximately 83 million prescriptions written for antibiotics annually in the U.S (www.iatrogenic.org/library/antibioticlib.html) and it is estimated that the worldwide market for antibiotics was worth approximately 23.7 billion in 2004 (www.pharmaprojectsplus.com). Although our products are too early in development to make accurate assessments of how well they might compete, if successfully developed and marketed against other products currently existing or in development at this time, the successful capture of even a relatively small global market share could lead to a large dollar volume of sales. Some of the antivirals that SIGA is developing are for biowarfare agents and the market for that area is currently unknown, however, there is funding available to purchase these drugs in Project Bioshield as well as through the Department of Defense. Markets for the other antiviral programs at SIGA vary widely depending on the virus and where they are endemic. Each of these programs will be assessed on an individual basis as they approach the New Drug Application stage.

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

      Vaccine Technologies: Mucosal Immunity and Vaccine Delivery

      Using proprietary technology licensed from Rockefeller University (Rockefeller), SIGA has done work toward developing specific commensal bacteria ("commensals") as a means to deliver mucosal vaccines. Commensals are harmless bacteria that naturally occupy the body's surfaces with different commensals inhabiting different surfaces, particularly the mucosal surfaces. By activating a local mucosal immune response, our vaccine candidates are designed to prevent infection and disease at the earliest possible stage, as opposed to most conventional vaccines which are designed to act after infection has already occurred.

      We believe that mucosal vaccines developed using our proprietary commensal delivery technology could provide a number of advantages, including:

      o     More complete protection than conventional vaccines:

      o Safety advantage over other live vectors: Commensals, by virtue of their substantially harmless nature, may offer a safer delivery vehicle without fear of genetic reversion to the infectious state inherent in attenuated pathogens.

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

      o     Eliminating  need  for  refrigeration:   A  critical  consideration,
            especially for the delivery of vaccines in developing countries.

      o Low cost production: By using a live bacterial vector, extensive downstream processing is eliminated, leading to considerable cost savings in the production of the vaccine.

      Surface Protein Expression Systems ("SPEX" & "PLEX")

      The ability to overproduce many bacterial and human proteins has been made possible through the use of recombinant DNA technology. SIGA has added to this field by taking advantage of our knowledge of Gram-positive bacterial protein expression and anchoring pathways. This pathway has evolved to handle the transport of surface proteins that vary widely in size, structure and function. Modifying the approach used to create bacterial commensal mucosal vaccines, we have developed methods which, instead of anchoring the foreign protein to the surface of the recombinant Gram-positive bacteria, result in it being secreted into the surrounding medium in a manner which is readily amenable to simple batch purification. We believe the advantages of this approach include the ease and lower cost of Gram-positive bacterial growth, the likelihood that secreted recombinant proteins will be folded properly, and the ability to purify recombinant proteins from the culture medium without having to disrupt the bacterial cells and liberating cellular contaminants. Gram-positive bacteria may be grown simply in scales from those required for laboratory research up to commercial mass production. Recent developments in the construction of these recombinant bacteria have resulted in a plasmid-based expression system (PLEX), in which engineered genetic elements (plasmids) are cloned into commensal bacteria for protein production. This system allows for higher protein production levels than the original SPEX constructs. In addition, the PLEX and SPEX systems may be used in concert, enabling greater flexibility in protein secretion for purification or for surface expression of multiple proteins - e.g. for multi-component combination vaccines. We believe this technology overcomes many of the issues encountered in more traditional bacterial expression systems
- e.g. Escherichia coli - in which proteins may sometimes prove insoluble or run the risk of toxic contamination from natural bacterial products (e.g. endotoxin).

Collaborative Research and Licenses

      We have entered into the following license agreements, collaborative research arrangements and contracts:

      National Institutes of Health. In October and August 2006, the NIH awarded us a $16.5 million, 3 year contract and a $4.8 million, 3 year, Small Business Innovation Research (SBIR) grant, respectively, both to advance the development of our lead drug candidate, SIGA-246. In September 2006, the NIH awarded us a $6.0 million, 3 year SBIR grant for the continued development of our arena viruses drug candidates. In August 2004, we were awarded two Phase I and two Phase II SBIR grants totaling approximately $11.1 million to support our work on Smallpox and Arenaviruses. The grants were acquired as part of our acquisition of certain assets from ViroPharma Incorporated ("Viropharma"). For the years ending December 31, 2006, 2005, and 2004, we have recognized revenue from the SBIR grants of $3,723,000, $6,596,000, and $1,415,000, respectively. In 2006, we recognized $171,000 in revenue from our October 2006 contract with the NIH.

      Prior to 2003, we received grants amounting to approximately $1.1 million to support our antibiotic and vaccine development programs including a Phase II SBIR grant for approximately $865,000 that began in 2002 and was completed in May 2004.

      SIGA receives cash payments from the NIH under its SBIR grants on a semi-monthly basis, and under its contract on a monthly basis, as the work is performed and the related revenue is recognized. SIGA's current NIH SBIR grants and contract do not include milestone payments. The agreements can be cancelled for non-performance and if cancelled, the Company will not receive additional funds under the agreements.

      As part of our operational strategy we routinely submit grants to the NIH. However, there is no assurance that we will receive additional grants.

      United States Army Medical Research and Material Command. In September 2005, we entered into a $3.2 million, one year contract with the United States Army Medical Research and Material Command (USAMRMC). The agreement, for the rapid identification and treatment of anti-viral diseases, is funded through the United States Air Force (USAF). It is anticipated that our efforts will aid the USAF Special Operations Command in its use of computational biology to design and develop specific countermeasures against biological threat agents Smallpox and Adenovirus. As of December 31, 2006, SIGA received cash payments of $3.2 million under this contract and recognized total revenue of approximately $3.1 million. SIGA completed its work under the contract under-budget and will repay the USAF approximately $92,000 which was not recognized as revenue by the Company.

      United States Air Force. In November 2006, we received a $1.4 million, one year contract with the Air Force Medical Service for the development of counter-measures against Dengue viruses and other water-related viral agents. In November 2006 we also received a one-year, $900,000 contract to aid the USAF Special Operations Command (USAFSOC) in its development of specific anti-viral agents. For the year ended December 31, 2006 we recognized revenues of $247,000 from these contracts. SIGA receives cash payments from the USAF on a monthly basis, as the work is performed and the related revenue is recognized. SIGA's current contracts with the USAF do not include milestone payments. The agreements can be cancelled for non-performance and if cancelled, the Company will not receive additional funds under the agreements.

      United States Army Medical Research Acquisition Activity. In December 2002, we entered into a four year contract with the U.S. Army Medical Research Acquisition Activity (USAMRAA) to develop a drug to treat Smallpox. The contract start date was January 1, 2003 for the total amount of $1.6 million. Annual payments over the term of the agreement were approximately $400,000. In the years ended December 31, 2006, 2005, and 2004 we recognized revenue of $412,000, $427,000, and $425,000, respectively. SIGA received cash payments from USAMRAA under this contract on a monthly basis, as the work is performed and the related revenue was recognized. The agreement with USAMRAA did not include milestone payments. As of December 31, 2006, SIGA completed its obligations under this agreement and expects to receive all of the related funding.

      Saint Louis University. On September 1, 2005, we entered into an agreement with Saint Louis University for the continued development of one of our Smallpox drugs. The agreement is funded through the NIH. Under the agreement, SIGA received $1.0 million during the term of September 1, 2005 to February 28, 2006. Revenues were recognized as services were performed. In 2006 and 2005, we recognized revenues of $225,000 and $775,000 from the agreement.

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

      Regents of the University of California. In December 2000, we entered into an exclusive license agreement and a sponsored research agreement with the Regents of the University of California ("Regents"). Under the license agreement we obtained rights for the exclusive commercial development, use and sale of products related to certain inventions in exchange for a non-refundable license issuance fee of $15,000 and an annual maintenance fee of $10,000. As of December 31, 2006 we have made payments of approximately $111,000 under the license. In the event that we sub-license our rights, we must pay Regents 15% of all royalty payments made to SIGA. We have currently met all our obligations under this agreement. SIGA does not expect receipt or disbursement of funds under the agreement with the Regents of the University of California for the next three to five years.

      Rockefeller University. In accordance with an exclusive worldwide license agreement with Rockefeller, we have obtained the right and license to make, use and sell mucosal vaccines based on gram-positive organisms and products for the therapy, prevention and diagnosis of diseases caused by streptococcus, staphylococcus and other organisms. The license covers eight issued U.S. patents and three issued European patents, as well as one pending U.S. patent application and one pending European application. The issued United States patents expire in 2008, 2014 (4), 2015 (2), and 2016, respectively. The agreement generally requires us to pay royalties on sales of products developed from the licensed technologies, and fees on revenues from sub-licensees, where applicable, and we are responsible for the costs of filing and prosecuting patent applications. Under the agreement, we paid Rockefeller approximately $850,000 to support research at Rockefeller. The agreement to fund research has ended and no payments have been made to the university since the year ended December 31, 1999. Under the agreement we are obligated to pay Rockefeller a royalty on net sales by SIGA at rates between 2.5% and 5% depending on product and amount of sales. On sales by any sub-licensee, we will pay Rockefeller a royalty of 15% of anything we receive. The term of the agreement is for the duration of the patents licensed. As we do not currently know when any patents pending or future patents will expire, we cannot at this time determine the term of this agreement. At the end of that term of the agreement, we have the right to continue to practice the then existing technical information as a fully paid, perpetual license. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are compliant in all our obligations under the agreement. SIGA does not expect receipt or disbursement of funds under the agreement with Rockefeller University for the next three to five years.

      TransTech Pharma, Inc. In October 2002, we entered into a drug discovery collaboration agreement with TransTech Pharma, Inc., a related party ("TransTech Pharma"). Under the agreement, SIGA and TransTech Pharma collaborate on the discovery, optimization and development of lead compounds to certain therapeutic agents. The costs of development are shared. SIGA and TransTech Pharma would share revenues generated from licensing and profits from any commercialized product sales. The agreement will be in effect until terminated by the parties or upon cessation of research or sales of all products developed under the agreement. If the agreement is terminated, relinquished or expires for any reason certain rights and benefits will survive the termination. Obligations not expressly indicated to survive the agreement will terminate with the agreement. No revenues were recognized in 2006, 2005, and 2004 from this collaboration. SIGA does not expect receipt or disbursement of funds under the agreement with TransTech Pharma for the next three to five years.

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

      We have licensed the rights to eight issued U.S. patents and three issued European patents. These patents have varying lives and they are related to the technology licensed from Rockefeller for the strep and Gram-positive products. We have one additional patent application in the U.S. and one application in Europe relating to this technology. We are joint owner with Washington University of seven issued patents in the U.S. and one in Europe. In addition, there are four co-owned U.S. patent applications. These patents are for the technology used for the Gram-negative product opportunities. We are also exclusive owner of two U.S. patent and two U.S. utility patent applications. One of these U.S. utility applications relates to our DegP product opportunities. We are also exclusive owner of three U.S. provisional patent applications.

The following are our patent positions as of December 31, 2006.

--------------------------------------------------------------------------------------------------------------------------------
                            Number         Number        Number
                          Exclusively  Co-Exclusively  Exclusively     Number
                           Licensed       Licensed      Licensed     Exclusively      Number
       PATENTS               from           with       from Oregon    Licensed       Owned by       Patent Expiration Dates
                          Rockefeller    Washington       State       from UCLA        SIGA
                             Univ.          Univ.      University
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    2008, 2013(2), 2014 (6),
         U.S.                  8             7              1                           2           2015 (2), 2016 (2), 2017,
                                                                                                         2019, 2020 (2)
--------------------------------------------------------------------------------------------------------------------------------
      Australia                5             2              1                                     2009, 2013, 2014 (2), 2015,
                                                                                                        2016, 2019,2020
--------------------------------------------------------------------------------------------------------------------------------
        Canada                 2                                                                           2010, 2019
--------------------------------------------------------------------------------------------------------------------------------
        Europe                 3             1              1                                       2009, 2010, 2013, 2019,
                                                                                                              2020
--------------------------------------------------------------------------------------------------------------------------------
       Hungary                 1                                                                              2013
--------------------------------------------------------------------------------------------------------------------------------
        Japan                  2                                                                           2010, 2012
--------------------------------------------------------------------------------------------------------------------------------
        Mexico                 1                                                                              2016
--------------------------------------------------------------------------------------------------------------------------------
     New Zealand               1                                                                              2016
--------------------------------------------------------------------------------------------------------------------------------
        China                  1                                                                              2016
--------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                            Number         Number        Number
                          Exclusively  Co-Exclusively  Exclusively      Number
                           Licensed       Licensed      Licensed      Exclusively     Number
     APPLICATIONS            from           with       from Oregon     Licensed      Owned by
                          Rockefeller    Washington       State        from UCLA        SIGA
                             Univ.          Univ.       University
-----------------------------------------------------------------------------------------------
  U.S. applications            1             4                            2             2
-----------------------------------------------------------------------------------------------
  U.S. provisionals                                                                     3
-----------------------------------------------------------------------------------------------
         PCT                                                                            3
-----------------------------------------------------------------------------------------------
      Australia                                             1             1             2
-----------------------------------------------------------------------------------------------
        Canada                 3             2              2             1             2
-----------------------------------------------------------------------------------------------
        Europe                 1             1              1             1             3
-----------------------------------------------------------------------------------------------
       Finland                 1
-----------------------------------------------------------------------------------------------
        Japan                  3             2              1             1             3
-----------------------------------------------------------------------------------------------
       Hungary                 1
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

Human Resources and Facilities

      As of March 8, 2007 we had 44 full time employees. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be good.

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

      We incurred net losses of approximately $9.9 million, $2.3 million, and $9.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, 2005, and 2004, our accumulated deficit was approximately $56.4 million, $46.5 million, and $44.2 million, respectively. We expect to continue to incur significant operating expenditures. We will need to generate significant revenues to achieve and maintain profitability.

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

      We continue to be dependent on our ability to raise money in the equity markets. There is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional equity funds, we may be forced to discontinue or cease certain operations. We currently have sufficient operating capital to finance our operations beyond the next twelve months. Our annual operating needs vary from year to year depending upon the amount of revenue generated through grants, contracts and licenses and the amount of projects we undertake, as well as the amount of resources we expend, in connection with acquisitions all of which may materially differ from year to year and may adversely affect our business.

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

      In general, our research and development programs are at an early stage of development. To obtain FDA approval for our biological warfare defense products we will be required to perform at least two animal models and provide animal and human safety data. Our other products will be subject to the approval guidelines under FDA regulatory requirements which include a number of phases of testing in humans.

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

      Until and unless we successfully make a product, our ability to generate revenues will largely depend on our ability to enter into additional research grants, collaborative agreements, strategic alliances, contracts and license agreements with third parties and maintain the agreements we currently have in place. Substantially all of our revenues for the years ended December 31, 2006, 2005, and 2004, respectively, were derived from revenues related to grants, contracts and license agreements. Our current revenue is derived from contract work being performed for the NIH under two major grants and a contract which are scheduled to expire in September 2009 and contracts with the U.S. Air force which expire in October and November 2007. These agreements are for specific work to be performed under the agreements and could only be canceled by the other party thereto for non-performance. We may not earn significant milestone payments under our existing collaborative agreements until our collaborators have advanced products into clinical testing, which may not occur for many years, if at all.

      We have material agreements with the following collaborators:

      o National Institutes of Health. In October 2006 we received a 3 year, $16.5 million contract from the NIH to advance the development of our lead drug SIGA-246. In September 2006, we received a $6.0 million, 3 year SBIR grant from the NIH to develop antiviral drugs for the Lassa fever virus. In August 2006, the NIH awarded us a 3 year SBIR grant for $4.8 million to continue the development of our smallpox drug candidate, SIGA-246. In 2004, we have received SBIR Grants totaling approximately $11.1 million which expired in 2006. SIGA receives cash payments from the NIH on a monthly or semi-monthly basis, as the work is performed and the related revenue is recognized. SIGA's current NIH contract and SBIR grants do not include milestone payments. As of December 31, 2006, SIGA recognized approximately $11.0 million from these grants for work it had performed. The agreements can be cancelled for non-performance and if cancelled, the Company will not receive additional funds under the agreements. SIGA also has an agreement whereby the NIH is required to conduct and pay for the clinical trials of our strep vaccine product through phase II human trials. The NIH can terminate the agreement on 60 days written notice. If terminated, we receive copies of all data, reports and other information related to the trials. If terminated, we would have to find another source of funds to continue to conduct the trials. As of December 31, 2006, SIGA has not performed any clinical trials related to its strep vaccine program and does not expect to perform any during the next three to five years.

      o United States Air Force. In November 2006, we received a $1.4 million, one year contract with the Air Force Medical Service for the development of counter-measures against Dengue viruses and other water-related viral agents. In November 2006 we also received a one-year, $900,000 contract to aid the USAF Special Operations Command (USAFSOC) in its development of specific anti-viral agents. For the year ended December 31, 2006 we recognized revenues of $247,000 from these contracts. SIGA receives cash payments from the USAF on a monthly basis, as the work is performed and the related revenue is recognized. SIGA's current contracts with the USAF do not include milestone payments. The agreements can be cancelled for non-performance and if cancelled, the Company will not receive additional funds under the agreements.

      o United States Army Medical Research and Material Command. In September 2005 we entered into a $3.2 million, one year contract with the USAMRMC. The agreement, for the rapid identification and treatment of anti-viral diseases, is funded through the USAF. It is anticipated that our efforts will aid the USAF Special Operations Command in its use of computational biology to design and develop specific countermeasures against biological threat agents Smallpox and Adenovirus. As of December 31, 2006, SIGA received cash payments of $3.2 million under this contract and recognized total revenue of approximately $3.1 million. SIGA completed its work under the contract under-budget and will repay the USAF approximately $92,000 which was not recognized as revenue by the Company.

      o Saint Louis University. On September 1, 2005, we entered into an agreement with Saint Louis University for the continued development of one of our Smallpox drugs. The agreement is funded through the NIH. Under the agreement, SIGA received approximately $1.0 million during the term of September 1, 2005 to February 28, 2006 for work performed under the agreement.

      o United States Army Medical Research Acquisition Activity. In December 2002, we entered into a four year contract with USAMRAA to develop a drug to treat Smallpox. SIGA received cash payments from USAMRAA under this contract on a monthly basis, as the work was performed and the related revenue was recognized. The agreement with USAMRAA did not include milestone payments. As of December 31, 2006, SIGA completed its obligations under this agreement.

      o Rockefeller University. The term of our agreement with Rockefeller is for the duration of the patents and a number of pending patents. As we do not currently know when any patents pending or future patents will expire, we cannot at this time definitively determine the term of this agreement. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are current in all obligations under the contract. SIGA does not expect receipt or disbursement of funds under the agreement with Rockefeller for the next three to five years.

      o Oregon State University. OSU is a signatory of our agreement with Rockefeller. The term of this agreement is for the duration of the patents and a number of pending patents. As we do not currently know when any patents pending or future patents will expire, we cannot at this time definitively determine the term of this agreement. The agreement can be terminated earlier if we are in breach of the provisions of the agreement and do not cure the breach in the allowed cure period. We are current in all obligations under the contract. SIGA does not expect receipt or disbursement of funds under the agreement with OSU for the next three to five years.

      o Washington University. We have licensed certain technology from Washington under a non-exclusive license agreement. The term of our agreement with Washington is for the duration of the patents and a number of pending patents. As we do not currently know when any patents pending or future patents will expire, we cannot at this time definitively determine the term of this agreement. The agreement cannot be terminated unless we fail to pay our share of the joint patent costs for the technology licensed. SIGA does not expect receipt or disbursement of funds under the agreement with Washington University for the next three to five years.

      o Regents of the University of California. We have licensed certain technology from Regents under an exclusive license agreement. We are required to pay minimum royalties under this agreement. SIGA does not expect receipt or disbursement of funds under the agreement with the Regents of the University of California for the next three to five years.

      o TransTech Pharma, Inc. Under our collaborative agreement with TransTech Pharma, a related party, TransTech Pharma is collaborating with us on the discovery, optimization and development of lead compounds to certain therapeutic agents. We and TransTech Pharma have agreed to share the costs of development and revenues generated from licensing and profits from any commercialized products sales. The agreement will be in effect until terminated by the parties or upon cessation of research or sales of all products developed under the agreement. SIGA does not expect receipt or disbursement of funds under the agreement with TransTech Pharma for the next three to five years.

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

      o     may require large numbers of test subjects; and

      o may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in any of the Company's IND applications or the conduct of these trials.

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

      We included a summary of our patent  positions  as of December 31, 2006 in
Part I, Item 1 of this document.

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

      We face an inherent business risk of exposure to potential product liability claims in the event that drugs we develop are alleged to cause adverse effects on patients. Such risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. We may seek to obtain product liability insurance with respect to drugs we and/or our collaborative partners develop. However, we may not be able to obtain such insurance. Even if such insurance is obtainable, it may not be available at a reasonable cost or in a sufficient amount to protect us against liability.

We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could harm sales of the affected products.

      If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur:

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

      Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. At December 31, 2006, Directors, Officers and principal stockholders beneficially owned approximately 41.5% of our stock.

Item 1B. Unresolved Staff Comments

      Not applicable.

Item 2. Properties

      Our headquarters are located in New York City and our research and development facilities are located in Corvallis, Oregon. In New York, we lease approximately 3,000 square feet under a lease that expires in November 2007. In Corvallis, we lease approximately 18,100 square feet under an amended lease agreement signed in January 2007, which expires in December 2011. Our facility in Oregon has been improved to meet the special requirements necessary for the operation of our research and development activities. In the opinion of the management, these facilities are sufficient to meet the current and anticipated future requirements of SIGA.

Item 3. Legal Proceedings

      On December 20, 2006, PharmAthene, Inc. ("PharmAthene") filed an action against us in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to SIGA-246, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to us during the negotiation process. On January 9, 2007, we filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. The Court approved the parties' briefing schedule, with all briefing to be completed by April 13, 2007. SIGA believes that the claims are without merit and plans to defend itself vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

      At our Annual Meeting of Stockholders held on December 19, 2006, our stockholders elected our Board of Directors and ratified our selection of independent registered public accounting firm:

      The following nominees were elected to our Board of Directors upon the following votes:

      Director                           Votes For                 Withheld
      --------                           ---------                 --------
      Donald G. Drapkin                  26,158,641                 804,656
      Thomas E. Constance                26,907,435                  55,862
      Adnan M. Mjalli, Ph.D.             26,904,336                  58,961
      Mehmet C. Oz, M.D.                 26,164,681                 798,616
      Eric A. Rose, M.D.                 26,176,331                 786,966
      Paul G. Savas                      26,899,776                  63,521
      Michael A. Weiner, M.D.            26,266,481                 696,816
      Judy S. Slotkin                    26,896,786                  66,511
      James J. Antal                     26,910,076                  53,221
      Scott M. Hammer, M.D.              26,197,261                 766,036

      Our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 by casting 26,340,016 votes in favor of this proposal, 617,171 votes against the proposal and 6,110 abstained.

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

                                   Price Range

2005                                                         High          Low
First Quarter ......................................       $  1.69       $  1.28
Second Quarter .....................................       $  1.44       $  0.99
Third Quarter ......................................       $  1.10       $  0.70
Fourth Quarter .....................................       $  1.35       $  0.87

2006                                                         High          Low
First Quarter ......................................       $  1.56       $  0.90
Second Quarter .....................................       $  1.65       $  1.22
Third Quarter ......................................       $  1.63       $  1.01
Fourth Quarter .....................................       $  4.95       $  1.49

      The following line graph compares the cumulative total stockholder return through December 31, 2006, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2001 in each of (i) the Common Stock, (ii) the NASDAQ National Market-US; and (iii) the NASDAQ Pharmaceutical Index.

                              [LINE CHART OMITTED]

Value of Initial Investment           12/31/01    12/31/02    12/31/03    12/31/04    12/31/05    12/31/06
--------------------------------     ----------  ----------  ----------  ----------  ----------  ----------
SIGA Technologies, Inc.               $ 100.00    $  49.31    $  78.97    $  57.24    $  32.76    $ 129.31
NASDAQ Composite Index                $ 100.00    $  68.47    $ 102.72    $ 111.54    $ 113.07    $ 123.84
NASDAQ Biotech Composite Index        $ 100.00    $  54.67    $  79.68    $  84.57    $  86.96    $  87.85

As of March 8, 2007, the closing bid price of our common stock was $4.28 per share. There were 75 holders of record as of March 8, 2007. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker "street names."

      We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. We are not under any restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Item 6. Selected Financial Data (in thousands, except share and per share data)

The following table sets forth selected financial information derived from our audited consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.

  The year                                                                                    In-process
   ended                           Selling, general     Research and        Patent           research and        Impairment of
December 31,         Revenues      & administrative     development     preparation fees      development      intangible assets
------------     ---------------  ------------------  ---------------  ------------------  ----------------   -------------------
2006               $     7,258       $     4,624        $     9,149       $       295        $        --         $        --
2005               $     8,477       $     2,481        $     8,295       $       232        $        --         $        --
2004               $     1,839       $     4,042        $     4,166       $       393        $       568         $     2,118
2003               $       732       $     2,646        $     2,943       $       300        $        --         $       137
2002               $       344       $     1,838        $     1,766       $       105        $        --         $        --

                                                                            Weighted average
The year ended                                       Net loss per share:   shares outstanding:
 December 31,     Operating loss       Net loss       basic & diluted       basic and diluted
                 ----------------   --------------  --------------------  ---------------------
2006               $    (6,810)      $    (9,899)       $     (0.35)          28,200,130
2005               $    (2,532)      $    (2,288)       $     (0.09)          24,824,824
2004               $    (9,448)      $    (9,373)       $     (0.40)          23,724,026
2003               $    (5,296)      $    (5,277)       $     (0.34)          15,717,138
2002               $    (3,365)      $    (3,331)       $     (0.32)          10,450,529

As of and for
the year ended                       Cash & cash        Long term      Total stockholders'      Net cash used in
 December 31,      Total assets      equivalents       obligations           equity           operating activities
                  --------------   ---------------   ---------------  ---------------------  ----------------------
2006               $    14,028       $    10,640       $     4,696         $     7,282           $    (4,438)
2005               $     6,132       $     1,772       $       642         $     3,231           $    (1,392)
2004               $     6,111       $     2,021                           $     4,559           $    (4,890)
2003               $     6,100       $     1,441                           $     5,551           $    (5,332)
2002               $     2,830       $     2,069                           $     2,173           $    (2,648)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

      Since our inception in December 1995, SIGA has pursued the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as Smallpox and Arenaviruses. During the third quarter of 2006 we were awarded a 3 year, $16.5 million contract from the NIH and an additional 3 year, $4.8 million SBIR Phase II continuation grant from the NIH. Both awards support the continuing development of our smallpox drug candidate, SIGA-246. Our efforts to develop SIGA-246 were also supported by previous SBIR grants from the NIH totaling $5.8 million, a $1.0 million agreement with Saint Louis University, and a $1.6 million contract with the U.S. Army. Our initiative to advance SIGA's Arenavirus programs is supported by a 3 year, $6.0 million SBIR grant from the NIH, received in September 2006 and previous SBIR grants from the NIH totaling $6.3 million.

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

      We do not have commercial biomedical products, and we do not expect to have such products for one to three years, if at all. We believe that we will need additional funds to complete the development of our biomedical products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining future financing on terms acceptable to us. Management believes it has sufficient funds and projected cash flows to support operations beyond the next twelve months.

      Our biotechnology operations are based in our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing antiviral, antibiotic and vaccine programs through a combination of government grants, contracts and strategic alliances. While we have had success in obtaining strategic alliances, contracts and grants, there is no assurance that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

      To date, we have not marketed, or generated revenues from the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Critical Accounting Estimates

      The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading "Results of Operations" following this section of our Management's Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which could impact goodwill impairments; the assessment of recoverability of long-lived assets, which primarily impacts operating income if impairment exists. Below, we discuss these policies further, as well as the estimates and judgments involved. Other key accounting policies, including revenue recognition, are less subjective and involve a far lower degree of estimates and judgment.

Significant Accounting Policies

      The following is a brief discussion of the more significant accounting policies and methods used by us in the preparation of our consolidated financial statements. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of all of the significant accounting policies.

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

      The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation related to stock options expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $470,892. No share-based compensation expense related to employee stock options was recognized during the year ended December 31, 2005.

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

      Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company's Statements of Operations for the year ended December 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes options pricing model for the valuation of share-based awards. Determining the fair value of these awards at the grant date requires judgment. It is reasonably likely that forfeiture rates will change in the future and impact future compensation expense. It is also reasonably likely that the variables used in the Black Scholes option pricing model will change in the future and impact the fair value of future options at the grant date and future compensation expense.

      Fair value of financial instruments

      The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock rights and warrants which are classified as assets or liabilities under the provisions of EITF 00-19 are recorded at their fair market value as of each reporting period. The Company applies the Black-Scholes pricing model to calculate the fair values of common stock rights and warrants using the contracted term of the instruments and expected volatility that is calculated as a combination of the Company's historical volatility and the volatility of a group of comparable companies.

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

      The Company evaluates goodwill for impairment annually, in the fourth quarter of each year. In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2006, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value. In the past, our market capitalization has been significantly in excess of the Company's carrying value. It is reasonably likely that the future market capitalization of SIGA may exceed or fall short of our current market capitalization, in which case a different amount for potential impairment would result. The use of the discounted expected future cash flows to evaluate the fair value of the Company as a whole is reasonably likely to produce different results than the Company's market capitalization.

      Intangible Assets

      Acquisition-related intangibles include acquired technology, customer contracts, grants and covenants not to compete, and are amortized on a straight line basis over periods ranging from 2-4 years.

      In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company performs a review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Our estimates of projected cash flows are dependent on many factors, including general economic trends, technological developments and projected future contracts and government grants. It is reasonably likely that future cash flows associated with our intangible assets may exceed or fall short of our current projections, in which case a different amount for impairment would result. If our actual cash flows exceed our estimates of future cash flows, any impairment charge would be greater than needed. If our actual cash flows are less than our estimated cash flows, we may need to recognize additional impairment charges in future periods, which would be limited to the carrying amount of the intangible assets.

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

      In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the adoption of SFAS No. 157.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

                                                    2006          2005          2004
                                                 ----------    ----------    ----------
         Revenue                                        100%          100%          100%
                                                 ----------    ----------    ----------
         Selling, general and administrative             64%           29%          220%
         Research and development                       126%           98%          227%
         Patent preparation fees                          4%            3%           21%
         In-process research and development              0%            0%           31%
         Impairment of intangible assets                  0%            0%          115%
                                                 ----------    ----------    ----------
         Operating loss                                  94%           30%          514%

Years ended December 31, 2006, 2005, and 2004

      Revenues from research and development contracts and grants for the years ended December 31, 2006 and 2005 were $7.3 million and $8.5 million, respectively. Revenues recorded for the year ended December 31, 2006 declined $1.2 million or 14% from the prior year. For the year ended December 31, 2006 we recorded $3.7 million from an NIH contract, NIH SBIR grants and an agreement with Saint Louis University, supporting two of our lead programs. Revenues from NIH SBIR grants supporting these programs during the year ended December 31, 2005 were $7.2 million. The decline of $3.5 million was partially offset by a $1.8 million increase in revenues recognized from our $3.2 million, one year contract with USAMRMC for the rapid identification and treatment of anti-viral diseases. The agreement was signed in September 2005 and was funded through the USAF. Revenue recognized in connection with this agreement increased from $653,000 in 2005 to $2.5 million in 2006. The decline in revenues supporting our two lead programs was also offset by $409,000 recorded in connection with a $500,000, one year,

Phase I SBIR grant from the NIH to support the development of our Bacterial Commensal Vector technology for the delivery of smallpox vaccine, ending on February 28, 2007. In November 2006, we received a $1.4 million, one year contract with the Air Force Medical Service for the development of counter-measures against Dengue viruses and other water-related viral agents. In November 2006 we also received a one-year, $900,000 contract to aid the USAF Special Operations Command (USAFSOC) in its development of specific anti-viral agents. For the year ended December 31, 2006 we recognized revenues of $247,000 from these contracts.

      In August 2006, we received a three year, $6.0 million award from the NIH to support the development of our antiviral drugs for Lassa fever virus, and a three year, $4.8 million SBIR Phase II continuation grant from the NIH to support the development of our smallpox drug candidate, SIGA-246. In September 2006, we entered into a three year, $16.5 million contract with the National Institute of Allergy and Infectious Diseases of the NIH, to further advance the development of our smallpox drug candidate. Revenues from these new grants and contracts are recognized as services are performed.

      Revenues for the years ended December 31, 2005 and 2004 were $8.5 million and $1.8 million, respectively. The increase of $6.6 million or 361% from the year ended December 31, 2004 related to the award of two Phase I and two Phase II SBIR grants by the NIH during the third quarter of 2004, an agreement with Saint Louis University entered into in September 2005, and an agreement with USAMRMC entered into in September 2005. The grants awarded by the NIH during the third quarter of 2004 for a total amount of $11.1 million, supported our Smallpox and Arenaviruses programs and expired in the third quarter of 2006. For the years ended December 31, 2005 and 2004 we recorded revenues of $6.4 million and $1.0 million, respectively, from these grants, mainly reflecting the continued development of our Smallpox oral antiviral drug. In 2004, we also received a one year SBIR grant from the NIH for $252,000 to support our Strep vaccine program. In 2005 and 2004 we recorded revenue of $156,000 and $86,000, respectively, from this grant. In September 2005, we entered into an agreement with Saint Louis University for the continued development of one of our Smallpox drugs. The agreement was funded through the NIH. Under the agreement, SIGA received approximately $1.0 million during the term of September 1, 2005 to February 28, 2006. Revenues were recognized as services were performed. In 2005, we recognized revenues of $775,000 from the agreement. In September 2005, we also entered into a $3.2 million, one year contract with USAMRMC and for the year ended December 31, 2005, recognized revenues of $653,000 from this agreement.

      For the years ended December 31, 2005 and 2004 revenue from our contract with the U.S. Army was $427,000 and $425,000. In 2004 we recognized revenue of $255,000 from an SBIR grant for our DegP anti infective that we completed in the second quarter of 2004.

      Selling, general and administrative expenses ("SG&A") for the years ended December 31, 2006 and 2005 were $4.6 million and $2.5 million, respectively. The increase of $2.1 million or 84% is mainly attributed to $1.2 million of professional fees and $530,000 of non-cash share base compensation and consulting charges recorded for the year ended December 31, 2006, and a credit of $303,000 in legal expenses recorded in 2005. During the year ended December 31, 2006 we recorded legal, accounting and consulting expenses of $861,000, $183,000 and $132,000, respectively, for due diligence services, fairness opinion and legal advice related to our proposed merger with PharmAthene, Inc. ("PHTN"), which was terminated in October 2006. In 2006, we recorded $156,000 of non-cash consulting charge reflecting the fair market value of 400,000 warrants issued under a February 2003 consulting agreement. For the year ended December 31, 2006, we also recorded a $376,000 non-cash charge for share based compensation following the adoption of FAS 123(R) on January 1, 2006.

      SG&A were $2.5 million and $4.0 million for the years ended December 31, 2005 and 2004. SG&A declined $1.6 million or 39% primarily due to $1.0 million decline in legal fees and $401,000 decline in consulting fees. In 2005, upon the re-negotiation of certain legal invoices, we received and recorded credits of $303,000 in legal expenses. In addition to the credits received by SIGA, legal fees declined by approximately $711,000 from the year ended December 31, 2004 reflecting higher legal fees during the 2004 period due to the acquisition of certain assets from ViroPharma, the review and amendment of our corporate governance policies and procedures to ensure compliance with Sarbanes Oxley Act of 2002 and NASDAQ requirements. Legal expenses in 2004 were also incurred in connection with the sale of certain non-core vaccine assets and a legal action that the Company initiated against a former founder. In 2004, we incurred higher consulting expenses in connection with our efforts to secure certain government contracts. Our agreement with the consulting group was terminated in October 2004.

      Research and Development (R&D) expenses for the years ended December 31, 2006 and 2005 were $9.1 million and $8.3 million, respectively. On April 1, 2006, we completed the renovation of a new laboratory space in Corvallis, Oregon. Depreciation expense, lab supplies expenditures and rent expense for the year ended December 31, 2006, increased by $637,000, $354,000, and $381,000, respectively, from the same period in 2005. During the year ended December 31, 2006, we expanded our R&D work force from 35 full time employees to 41 full time employees. R&D payroll and related expenses increased by $743,000 as a result of this expansion and bonuses paid in 2006 to our R&D employees. In addition, R&D expenditures related to our contract with USAMRMC and two contracts with the U.S. Air Force received in 2006 increased $646,000 from $249,000 in 2005 to $895,000 in 2006. These increases were partially offset by a decline of $1.9 million in R&D expenditures related to two of our lead programs.

      During the years ended December 31, 2006, and 2005 we spent $2.3 million and $3.9 million, respectively, on the development of our lead drug candidate, SIGA-246, an orally administered anti-viral drug that targets the smallpox virus. For the year ended December 31, 2006, we spent $716,000 on internal human resources and $1.6 million mainly on clinical testing. For the year ended December 31, 2005, we spent $708,000 on internal human resources and $3.2 million on pre-clinical testing of SIGA-246. From inception of the SIGA-246 development program to-date, we expended a total of $6.5 million related to the program, of which $1.6 million and $4.9 million were spent on internal human resources, and clinical and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      R&D expenses of $1.0 million and $1.6 million during the year ended December 31, 2006 and 2005, respectively, were used to support the development of ST-294, a drug candidate which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens, as well as other drug candidates for hemorrhagic fevers. For the year ended December 31, 2006, we spent $536,000 on internal human resources and $484,000 mainly on pre-clinical testing. For the year ended December 31, 2005, we spent $777,000 on internal human resources and $787,000 on pre-clinical testing of ST-294. From inception of our program to develop ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $3.1 million related to the program, of which $1.5 million and $1.3 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      R&D expenses related to our USAF Agreements were $548,000 and $895,000 for internal human resources and external R&D services, respectively, during the year ended December 31, 2006. During the same period in 2005, we spent $132,000 and $249,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreements, during the term of the agreements to-date were $2.0 million, of which we spent $825,000 and $1.1 million on internal human resources and external R&D services, respectively. These resources reflect SIGA's research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

      Research and development (R&D) expenses for the years ended December 31, 2005 and 2004 were $8.3 million and 4.2 million, respectively. R&D expenses increased $4.1 million or 99% primarily due to preclinical development work in connection with our two lead product programs, work performed to support our recent agreements with Saint Louis University and the USAF, the hiring of new employees and the increase in amortization expense. In 2005, we incurred approximately $3.0 million to support preclinical development work in connection with our Smallpox and Arenaviruses programs. Our research staff increased from 23 scientists at December 31, 2004 to 33 scientists at December 31, 2005, resulting in an increase of $705,000 in payroll and related expenses. Amortization of intangible assets in the amount of $1,097,000 and $636,000 for the years ended December 31, 2005 and 2004, respectively, represented approximately 11% of the increase.

      During the years ended December 31, 2005 and 2004, we spent approximately $3.9 million and $363,000, respectively, on the development of our lead drug candidate, SIGA-246, an orally administered anti-viral drug that targets the smallpox virus. For the year ended December 31, 2005, we spent approximately $708,000 on internal human resources and $3.2 million mainly on pre-clinical testing. For the year ended December 31, 2004, we spent approximately $136,000 on internal human resources and $227,000 on pre-clinical testing of SIGA-246.

      R&D expenses of $1.6 million and $431,000 during the years ended December 31, 2005 and 2004, respectively, were used to support the development of ST-294, a drug candidate which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens, as well as other drug candidates for hemorrhagic fevers. For the year ended December 31, 2005, we spent approximately $777,000 on internal human resources and $787,000 mainly on pre-clinical testing. For the year ended December 31, 2004, we spent approximately $258,000 on internal human resources and $173,000 on pre-clinical testing of ST-294. We incurred no costs related to this program during the year ended December 31, 2003.

      R&D expenses related to our USAF Agreement were approximately $132,000 and $249,000 for internal human resources and external R&D services, respectively, during the year ended December 31, 2005. We incurred no costs related to this program during the years ended December 31, 2004 and 2003.

      Our product programs are in the early stage of development. At this stage of development, we cannot make reasonable estimates of the potential cost for most of our programs to be completed or the time it will take to complete the project. Our lead product, SIGA-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005 the FDA accepted our IND application for SIGA-246 and granted it Fast-Track status. In December 2006, the FDA granted Orphan Drug designation to SIGA-246, for the prevention and treatment of smallpox. We expect that costs to complete the program will approximate $15 million to $20 million, and that the project could be completed in 24 months to 36 months. There is a high risk of non-completion of any program, including SIGA-246, because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from our programs is at least one to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

      The risk of failure to complete any program is high, as each, other than our smallpox program which began phase I clinical trials in 2006, is in the relatively early stage of development. Products for the biological warfare defense market, such as the SIGA-246 Smallpox anti-viral, could generate revenues in one to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of our biological warfare defense programs to increase as the potential products enter animal studies and safety testing, including human safety trials. Funds for future development will be partially paid for by NIH contracts and SBIR grants, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products would slow or possibly be suspended. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

      Patent preparation expenses for the year ended December 31, 2006 were $295,000 compared to $232,000 for the year ended December 31, 2005. The increase of 63,000 or 27% is mainly due to a refund of $83,000 received in 2005 from our patent legal counsel.

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

      For the year ended December 31, 2004 we recorded a $2,118,200 non-cash loss on impairment of assets. In December 2004, upon completion of the ViroPharma transaction, integration of the related acquired programs into the Company's operations, and the demonstrated antiviral activity of the Company's lead smallpox compound against several mouse models of poxvirus disease, we commenced an application process for additional government grants to support our continued efforts under the Smallpox and Arenavirus antiviral programs. We determined that significant efforts and resources will be necessary to successfully continue the development efforts under these programs and decided to allocate the necessary resources to support its commitment. As a result, limited resources were available for the development of future product candidates that utilize the technology acquired from Plexus in May 2003. These factors resulted in a significant reduction in forecasted revenues related to that technology and a reduction in the future remaining useful life, and triggered the related intangible asset impairment. The amount of impairment recorded by us in December 2004 was determined using the two-step process impairment review as required by SFAS 144. In the first step, we compared the projected undiscounted net cash flows associated with the technology acquired from Plexus over its remaining life against its carrying amount. We determined that the carrying amount of the technology acquired from Plexus exceeded its projected undiscounted cash flows. In the second step, we estimated the fair value of the technology using the income method of valuation, which included the use of estimated discounted cash flows. Based on our assessment, we recorded a non-cash impairment charge of approximately $1.5 million in December 2004, which was included as a component of our operating loss. In May 2004, we performed an impairment review of our intangible assets in accordance with SFAS 144 in connection with the sale of certain intangible assets from our immunological bioinformatics technology and certain non-core vaccine development to a privately-held company, Pecos. We recorded an impairment charge of $307,000 to the grants transferred to Pecos and $303,000 to the covenant not to compete with our President who was terminated during the current year period.

      Total operating loss for the year ended December 31, 2006 was $6.8 million compared with $2.5 million for 2005. The increase of $4.2 million in operating loss relates mainly to $1.2 million of professional fees incurred in connection with our merger agreement with PHTN, which was terminated in October 2006, a decline of $1.2 million in revenues generated in 2006, and an increase of $870,000 in non-cash expenses recorded for depreciation, amortization and non-cash compensation.

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

      A loss of $3.1 million from the increase in fair market value of common stock rights and common stock warrants was recorded in connection with the sale of common stock and warrants in October 2006, and the sale of common stock, warrants and rights in November 2005. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction. In 2006 we recorded losses for the increase in the fair value of the warrants sold in October 2006, during the period from October 19, 2006 to December 31, 2006. We also recorded losses reflecting the increase in the fair value of warrants and rights sold in November 2005, during the period of January 1, 2006 to December 31, 2006.

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

      Other income for the years ended December 31, 2006, 2005, and 2004 was $1,600, $9,000, and $75,000, respectively. Other income in 2004 was higher than 2006 and 2005 mainly due to net interest income received on higher cash balances during that year. In 2004 we also received other income of $15,000 as the result of the settlement of a legal action with a former founder. For the year ended December 31, 2006, we recorded interest charges of $114,000 relating to loans payable in the amount of $3.0 million which we paid in full in October 2006. The charges were offset by interest income of $147,000 generated from higher cash balance subsequent to the October 2006 sale of SIGA common stock and warrants.

Liquidity and Capital Resources

      On December 31, 2006, we had $10.6 million in cash and cash equivalents. On October 18, 2006, we entered into a Securities Purchase Agreement for the issuance and sale of 2,000,000 shares of the Company's common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants are exercisable at $4.99 per share at any time and from time to time through and including the seventh anniversary of the closing date. With respect to the transaction, we also entered into a Finder's Agreements. The finders fee under the agreement includes cash compensation of 3% of the gross amount financed and warrants to acquire 136,200 shares of the Company's common stock at terms equal to the investors' warrants. Also in connection with the transaction, pursuant to our existing Exclusive Finder's Agreement, we paid a finder's fee consisting of cash compensation of 4% of the amount financed and warrants to acquire 136,200 shares of our common stock, at terms equal to the investors' warrants. We received net proceeds of $8.4 million from the transaction.

      During the forth quarter of 2006, we received net proceeds of $4.3 million from exercises of warrants and options to purchase shares of the Company's Common stock.

      In November 2006, we received a $1.4 million, one year contract with the Air Force Medical Service for the development of counter-measures against Dengue viruses and other water-related viral agents. In November 2006 we also received a one-year, $900,000 contract to aid the USAF Special Operations Command (USAFSOC) in its development of specific anti-viral agents.

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

      On October 4, 2006, SIGA exercised its right, pursuant to its Agreement and Plan of Merger, dated June 8, 2006, with PHTN (the "Merger Agreement"), to terminate the transaction pursuant to which a subsidiary of SIGA was going to merge with PHTN. Pursuant to Section 12.1(a) of the Merger Agreement, SIGA had an obligation to exclusively negotiate with PHTN the terms of a license agreement relating to SIGA-246. On December 20, 2006, PharmAthene filed a complaint against us with respect to, among other matters, this provision. See "Legal Proceedings".

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

      We believe that our existing cash combined with anticipated cash flows, including receipt of future funding from government contracts and grants will be sufficient to support our operations beyond the next twelve months, and that sufficient cash flows will be available to meet our business objectives during that period.

      Operating activities

      Net cash used in operations during the year ended December 31, 2006 was $4.4 million compared to $1.4 million used during the year ended December 31, 2005. The increase in cash used in operations is mainly due to professional fees of $1.2 million incurred in connection with the terminated merger with PHTN, development expenses of $660,000 incurred in connection with human clinical trials of SIGA-246, bonuses paid to management and employees in 2006 and supplies and materials purchased for our laboratory in Oregon.

      Investing activities

      Capital expenditures during the years ended December 31, 2006 and 2005 were $884,000 and $861,000, respectively, and mainly supported the renovation of our research facility in Oregon.

      Financing activities

      Cash provided by financing activities was $14.2 million and $2.0 million during the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006 we received $8.4 from the sale of common stock and warrants to acquire common stock, $4.3 million from the exercise of options and warrants to purchase shares of common stock, and $1.5 million from exercises of rights to purchase 1,500,000 shares of our common stock for $1.10 per share. During the year ended December 31, 2005 we received $276,000, net, from the issuance of a promissory note payable to General Electric Capital Corporation
(GE). The note is payable in 36 monthly installments of principal and interest of 10.31% per annum. During the years ended December 31, 2006 and 2005 we made payments of $108,000 and $35,000 to GE.

      Other

      As of December 31, 2006, we do not expect receipt of up-front and milestone payments from any of our current collaborative and other agreements.

      We have incurred cumulative net losses and expect to incur additional losses to perform further research and development activities. We do not have commercial products and have limited capital resources. Our plans with regard to these matters include continued development of our products as well as seeking additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining future financing on commercially reasonable terms.

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

Contractual Obligations, Commercial Commitments and Purchase Obligations

      As of December 31, 2006, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year, are as follows:

                                                       Loans and related
     Year ended December 31,      Lease obligations    interest payable      Total commitments
                  2007              $    576,948         $    107,521          $    684,469
                  2008                   576,948               22,809               599,757
                  2009                   579,648                   --               579,648
                  2010                   466,448                   --               466,448
                  2011                   443,748                   --               443,748
                                    ------------         ------------          ------------
     Total                          $  2,643,740         $    130,330          $  2,774,070
                                    ============         ============          ============

Off-Balance Sheet Arrangements

      SIGA does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      None.

Item 8. Financial Statements and Supplementary Data

                 Index to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm.......................35

Consolidated Balance Sheets as of December 31, 2006 and 2005..................36

Consolidated Statements of Operations for the years ended December 31,
2006, 2005 and 2004...........................................................37

Consolidated Statements of Changes in Stockholders' Equity for the
years ended December 31, 2006, 2005 and 2004..................................38

Consolidated Statements of Cash Flows for the years ended December 31,
2006, 2005 and 2004...........................................................40

Notes to Consolidated Financial Statements....................................41

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 8, 2007

                             SIGA TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                        As of December 31, 2006 and 2005

                                                                                      December 31,     December 31,
                                                                                          2006             2005
                                                                                      ------------     ------------
ASSETS
Current assets
   Cash and cash equivalents .....................................................    $ 10,639,530     $  1,772,489
   Accounts receivable ...........................................................         617,032          883,054
   Prepaid expenses ..............................................................         141,032          160,144
                                                                                      ------------     ------------
     Total current assets ........................................................      11,397,594        2,815,687

   Property, plant and equipment, net ............................................       1,320,315        1,224,147
   Goodwill ......................................................................         898,334          898,334
   Intangible assets, net ........................................................         165,243          932,735
   Other assets ..................................................................         246,201          234,126
                                                                                      ------------     ------------
     Total assets ................................................................    $ 14,027,687     $  6,105,029
                                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable ..............................................................    $  1,357,906     $  1,251,854
   Accrued expenses and other ....................................................         382,679          452,082
   Accrued bonuses ...............................................................         201,825               --
   Deferred revenue ..............................................................              --          347,319
   Common stock rights ...........................................................              --           73,400
   Notes payable .................................................................         107,520          107,520
                                                                                      ------------     ------------
     Total current liabilities ...................................................       2,049,930        2,232,175

Non-current portion of notes payable .............................................          22,809          106,705
Common stock warrants ............................................................       4,673,098          535,119
                                                                                      ------------     ------------
     Total liabilities ...........................................................       6,745,837        2,873,999

Commitments and contingencies ....................................................              --               --

Stockholders' equity
   Series A convertible preferred stock ($.0001 par value, 10,000,000 shares authorized, none and 68,038 issued and outstanding at December
     31, 2006 and December 31, 2005, respectively) ...............................              --           58,672
   Common stock ($.0001 par value, 50,000,000 shares authorized,
     32,452,210 and 26,500,648 issued and outstanding at December 31, 2006
     and December 31, 2005, respectively) ........................................           3,245            2,650
   Additional paid-in capital ....................................................      63,646,224       49,638,619
   Accumulated deficit ...........................................................     (56,367,619)     (46,468,911)
                                                                                      ------------     ------------
     Total stockholders' equity ..................................................       7,281,850        3,231,030
                                                                                      ------------     ------------
     Total liabilities and stockholders' equity ..................................    $ 14,027,687     $  6,105,029
                                                                                      ============     ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2006, 2005 and 2004

                                                                             2006             2005             2004
                                                                         ------------     ------------     ------------
Revenues
  Research and development ..........................................    $  7,257,532     $  8,476,741     $  1,839,182
                                                                         ------------     ------------     ------------

Operating expenses
  Selling, general and administrative (include $376,295
         of non-cash share based compensation for the
         year ended December 31, 2006) ..............................       4,623,577        2,481,489        4,041,973
  Research and development (include $94,597
         of non-cash share based compensation for the
         year ended December 31, 2006) ..............................       9,149,327        8,295,262        4,165,849
  Patent preparation fees ...........................................         295,006          232,329          393,100
  In-process research and development ...............................              --               --          568,329
  Impairment of intangible assets ...................................              --               --        2,118,219
                                                                         ------------     ------------     ------------
    Total operating expenses ........................................      14,067,910       11,009,080       11,287,470
                                                                         ------------     ------------     ------------

    Operating loss ..................................................      (6,810,378)      (2,532,339)      (9,448,288)

Decrease (increase) in fair market value of common stock rights
  and common stock warrants .........................................      (3,089,997)         235,730               --
Other income (expense), net .........................................           1,667            9,059           74,969
                                                                         ------------     ------------     ------------
    Net loss ........................................................    $ (9,898,708)    $ (2,287,550)    $ (9,373,319)
                                                                         ============     ============     ============

Weighted average shares outstanding: basic and diluted ..............      28,200,130       24,824,824       23,724,026
                                                                         ============     ============     ============
Net loss per share: basic and diluted ...............................    $      (0.35)    $      (0.09)    $      (0.40)
                                                                         ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2006, 2005 and 2004

                                                                       Series A Convertible
                                                                         Preferred Stock                  Common Stock
                                                                   ---------------------------     --------------------------
                                                                      Shares          Amount          Shares         Amount

      Balance at January 1, 2004                                        81,366     $    72,666      18,676,851    $     1,868

Net proceeds from issuance of common stock
      ($1.44 per share)                                                                              4,750,413            475
Issuance of common stock upon exercise of stock
      options and warrants                                                                              70,994              7
Conversion of preferred stock for common stock                         (13,328)        (13,994)         13,328              1
Stock issued in acquisition of intangible assets                                                     1,000,000            100
Common stock retired upon settlement agreement
      with former founder                                                                              (40,938)            (4)
Stock issued for services                                                                               30,000              3
Net loss
                                                                   -----------     -----------     -----------    -----------
      Balance at December 31, 2004                                      68,038     $    58,672      24,500,648    $     2,450
                                                                   -----------     -----------     -----------    -----------

Net proceeds allocated to the issuance of common
      stock ($1.00 per share)                                                                        2,000,000    $       200
Stock options issued to members of the Board
      of Directors
Net loss
                                                                   -----------     -----------     -----------    -----------
      Balance at December 31, 2005                                      68,038     $    58,672      26,500,648    $     2,650
                                                                   -----------     -----------     -----------    -----------

Net proceeds allocated to the issuance of common
      stock ($4.54 per share)                                                                        2,000,000    $       200
Conversion of preferred stock for common stock                         (68,038)        (58,672)         68,038              7
Stock based compensation
Stock issued for services
Issuance of common stock upon exercise of stock
      options and warrants                                                                           2,383,524            238
Issuance of common stock upon exercise of common
      stock rights                                                                                   1,500,000            150
Fair value of exercised common stock rights and warrants
Net loss
                                                                   -----------     -----------     -----------    -----------
      Balance at December 31, 2006                                          --     $        --      32,452,210    $     3,245
                                                                   ===========     ===========     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   (Continued)

                             SIGA TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 2006, 2005 and 2004

                                                                                                         Total
                                                                    Additional       Accumulated      Stockholders'
                                                                  Paid-in Capital      Deficit           Equity
                                                                  ---------------   -------------     -------------
      Balance at January 1, 2004                                   $  40,284,856    $ (34,808,042)    $   5,551,348

Net proceeds from issuance of common stock
      ($1.44 per share)                                                6,784,131                          6,784,606
Issuance of common stock upon exercise of stock
      options and warrants                                                69,369                             69,376
Conversion of preferred stock for common stock                            13,993                                 --
Stock issued in acquisition of intangible assets                       1,479,900                          1,480,000
Common stock retired upon settlement agreement
      with former founder                                                      4                                 --
Stock issued for services                                                 47,397                             47,400
Net loss                                                                               (9,373,319)       (9,373,319)
                                                                   -------------    -------------     -------------
      Balance at December 31, 2004                                 $  48,679,650    $ (44,181,361)    $   4,559,411
                                                                   -------------    -------------     -------------

Net proceeds allocated to the issuance of common
      stock ($1.00 per share)                                      $     947,269                            947,469
Stock options issued to members of the Board
      of Directors                                                        11,700                             11,700
Net loss                                                                               (2,287,550)       (2,287,550)
                                                                   -------------    -------------     -------------
      Balance at December 31, 2005                                 $  49,638,619    $ (46,468,911)    $   3,231,030
                                                                   -------------    -------------     -------------

Net proceeds allocated to the issuance of common
      stock ($4.54 per share)                                      $   5,948,328                          5,948,528
Conversion of preferred stock for common stock                            58,665                                 --
Stock based compensation                                                 470,892                            470,892
Stock issued for services                                                156,470                            156,470
Issuance of common stock upon exercise of stock
      options and warrants                                             4,337,604                          4,337,842
Issuance of common stock upon exercise of common
      stock rights                                                     1,534,350                          1,534,500
Fair value of exercised common stock rights and warrants               1,501,296                          1,501,296
Net loss                                                                               (9,898,708)       (9,898,708)
                                                                   -------------    -------------     -------------
      Balance at December 31, 2006                                 $  63,646,224    $ (56,367,619)    $   7,281,850
                                                                   =============    =============     =============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2006, 2005 and 2004

                                                                                 2006             2005             2004
                                                                             ------------     ------------     ------------
Cash flows from operating activities:
Net loss ................................................................    $ (9,898,708)    $ (2,287,550)    $ (9,373,319)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Purchase of in-process research & development ........................              --               --          568,329
   Loss on impairment of intangible assets ..............................              --               --        2,118,219
   Depreciation .........................................................         788,014          145,809          221,719
   Amortization of intangible assets ....................................         767,492        1,181,562          832,534
   Decrease (increase) in fair market value of rights and warrants ......       3,089,997         (235,730)              --
   Stock based compensation .............................................         470,892           11,700           47,400
   Non-cash stock based consulting expense ..............................         156,470               --               --
   Loss on impairment of investments ....................................              --           15,000               --
   Loss on write-off of prepaid investments .............................              --          116,243               --
   Changes in assets and liabilities:
      Accounts receivable ...............................................         266,022         (774,150)         (70,118)
      Prepaid expenses ..................................................          19,112            2,160         (231,210)
      Other assets ......................................................         (12,075)         (67,401)          (6,729)
      Deferred revenue ..................................................        (347,319)         347,319               --
      Accounts payable and accrued expenses .............................         262,098          152,587        1,003,117
                                                                             ------------     ------------     ------------
      Net cash used in operating activities .............................      (4,438,005)      (1,392,451)      (4,890,058)
                                                                             ------------     ------------     ------------
Cash flows from investing activities:
   Acquisition of intangible assets .....................................              --               --       (1,033,022)
   Capital expenditures .................................................        (884,182)        (861,941)        (350,688)
                                                                             ------------     ------------     ------------
      Net cash used in investing activities .............................        (884,182)        (861,941)      (1,383,710)
                                                                             ------------     ------------     ------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock and derivatives ...........       8,424,406        1,791,718        6,784,606
   Proceeds from issuance of notes payable ..............................       3,000,000          276,434               --
   Net proceeds from exercise of common stock rights ....................       1,534,500               --               --
   Net proceeds from exercise of warrants and options ...................       4,337,842               --           69,376
   Repayment of notes payable ...........................................      (3,107,520)         (62,209)              --
                                                                             ------------     ------------     ------------
      Net cash provided by financing activities .........................      14,189,228        2,005,943        6,853,982
                                                                             ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents ....................       8,867,041         (248,449)         580,214
Cash and cash equivalents at beginning of period ........................       1,772,489        2,020,938        1,440,724
                                                                             ------------     ------------     ------------
Cash and cash equivalents at end of period ..............................    $ 10,639,530     $  1,772,489     $  2,020,938
                                                                             ============     ============     ============

Cash paid for interest on notes payable .................................    $    135,055           11,105     $         --
Non-cash supplemental information:
   Conversion of preferred stock to common stock ........................    $     58,672               --     $     13,994
   Transfer of intangible assets for investment in Pecos Labs, Inc. .....    $         --               --     $     15,000
   Shares issued for acquisition of assets from ViroPharma Inc. .........    $         --               --     $  1,480,000

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

Basis of presentation

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management's plans with regard to these matters include continued development of its products as well as seeking additional research support funds and future financial arrangements. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient future financing on commercially reasonable terms or that the Company will be able to secure funding from anticipated government contracts and grants. Management believes that existing cash balances combined with anticipated cash flows will be sufficient to support its operations beyond the next twelve months, and will fund the Company's business objectives during that period.

2. Summary of Significant Accounting Policies

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include the realization of deferred tax assets, useful lives and impairment of tangible and intangible assets, and the value of options and warrants granted or issued by the Company. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

For the years ended December 31, 2006, 2005, and 2004, revenues from National Institutes of Health ("NIH") contracts and Small Business Innovation Research ("SBIR") grants was 53%, 87%, and 77%, respectively, of total revenues recognized by the Company.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2006, 2005, and 2004, the Company had no allowance for doubtful accounts.

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

The Company evaluates goodwill for impairment annually, in the fourth quarter of each year. In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2006, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value.

Identified Intangible Assets

Acquisition-related intangibles include acquired technology, customer contracts, grants and covenants not to compete, and are amortized on a straight line basis over periods ranging from 2-4 years.

In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company performs a review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Our estimates of projected cash flows are dependent on many factors, including general economic trends, technological developments and projected future contracts and government grants. It is reasonably likely that future cash flows associated with our intangible assets may exceed or fall short of our current projections, in which case a different amount for impairment would result.

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

The Company incurred losses for the years ended December 31, 2006, 2005, and 2004, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At December 31, 2005, 68,038 shares of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they were anti-dilutive. These shares were converted into shares of the Company's common stock in 2006. At December 31, 2006, 2005, and 2004, outstanding options to purchase 7,736,145, 9,399,561, and 9,762,061, shares, respectively, of the Company's common stock with exercise prices ranging from $0.94 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At December 31, 2006, 2005, and 2004, outstanding warrants to purchase 9,441,915, 9,378,794, and 8,469,594, shares, respectively, of the Company's common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock rights and warrants which are classified as assets or liabilities under the provisions of EITF 00-19, are recorded at their fair market value as of each reporting period.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation related to stock options expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $470,892. No share-based compensation expense related to employee stock options was recognized during the year ended December 31, 2005.

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

Share-based compensation expense recognized during the current period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates. Share-based compensation expense recognized in the Company's Statements of Operations for the year ended December 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS 123 and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company utilizes the Black-Scholes options pricing model for the valuation of share-based awards. Determining the fair value of these awards at the grant date requires judgment.

Share-based compensation expense reduced the Company's results of operations for the year ended December 31, 2006 by $470,893, or $0.02 per share, and had no impact on the Company's cash flow.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures" ("SFAS 148") during the years ended December 31, 2005 and 2004.

                                                                        Year Ended December 31,
                                                                        2005               2004
                                                                   --------------     --------------
Net loss available to common stockholders, as reported ........       ($2,287,550)       ($9,373,319)
                                                                   ==============     ==============
Add: Stock-based employee compensation expense included
  in reported net loss ........................................            11,700                 --

Deduct: Total stock based compensation expense determined
  under the fair value based method ...........................          (709,285)        (1,105,330)
                                                                   --------------     --------------
Net loss available to common stockholders, pro forma ..........       ($2,985,135)      ($10,478,649)
                                                                   ==============     ==============
Loss per common share - basic and diluted:
  As reported .................................................    $        (0.09)    $        (0.40)

  Pro forma ...................................................    $        (0.12)    $        (0.44)

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

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the adoption of SFAS No. 157.

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

In November 2006, SIGA received a $1.4 million, one year contract with the Air Force Medical Service for the development of counter-measures against Dengue viruses and other water-related viral agents. In November 2006 SIGA also received a one-year, $900,000 contract to aid the USAF Special Operations Command (USAFSOC) in its development of specific anti-viral agents. Revenues from these contracts will be recognized as services are performed.

4. Business Acquisitions and Other Transactions

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

The total purchase price of approximately $2.5 million was allocated to the acquired government grants ($1.9 million) and to purchased in-process research and development ($464,000 allocated to the Smallpox program and approximately $104,000 to the Arenavirus program) ("IPRD"). The grants were amortized over 2 years, the contractual life of each. The amount expensed as IPRD was attributed to technology that has not reached technological feasibility and has no alternate future use. The value allocated to IPRD was determined using the income approach that included an excess earnings analysis reflecting the appropriate costs of capital for the purchase. Estimates of future cash flows related to the IPRD were made for both the Smallpox and Arenavirus programs. The aggregate discount rate of approximately 55% utilized to discount the programs' cash flows were based on consideration of the Company's weighted average cost of capital as well as other factors, including the stage of completion and the uncertainty of technology advances for these programs. If the programs are not successful or completed in a timely manner, the Company's product pricing and growth rates may not be achieved and the Company may not realize the financial benefits expected from the programs.

5. Intangible Assets

The following table presents the components of the Company's acquired intangible assets with finite lives:

                                              December 31, 2006                               December 31, 2005
                               ---------------------------------------------   ---------------------------------------------
                               Gross Carrying   Accumulated                    Gross Carrying   Accumulated
                                   Amount       Amortization         Net           Amount       Amortization         Net
                               --------------   ------------    ------------   --------------   ------------    ------------
Acquired Grants                 $  1,962,693    $  1,962,693    $         --    $  1,962,693    $  1,308,465    $    654,228
Customer contract and grants          83,571          83,571              --          83,571          52,927          30,644
Covenants not to compete             202,000         202,000              --         202,000         202,000              --
Acquired technology                  330,483         165,240         165,243         330,483          82,620         247,863
                                ------------    ------------    ------------    ------------    ------------    ------------
                                $  2,578,747    $  2,413,504    $    165,243    $  2,578,747    $  1,646,012    $    932,735
                                ------------    ------------    ------------    ------------    ------------    ------------

Amortization expense for intangible assets and costs included the following:

                                                      Year Ended December 31,
                                                       2006             2005
                                                   ------------     ------------
Amortization of acquired grants                    $    654,228     $    981,347
Amortization of customer contract and grants             30,644           33,428
Amortization of covenants not to compete                     --           84,167
Amortization of acquired technology                      82,620           82,620
                                                   ------------     ------------
                                                   $    767,492     $  1,181,562
                                                   ------------     ------------

The Company anticipates amortization expense to approximate $82,600 for each of the years ending December 31, 2007, and 2008.

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

6. Stockholders' Equity

At December 31, 2006, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2006 Placement

On October 19, 2006, the Company entered into a Securities Purchase Agreement for the issuance and sale of 2,000,000 shares of the Company's common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants are exercisable at $4.99 per share at any time and from time to time through and including the seventh anniversary of the closing date. With respect to the transaction, the Company also entered into a Finders Agreement. The Company paid finders' fee of 3% of the amount financed, or $272,400, and issued the finders warrants to acquire 136,200 shares of the Company's common stock at terms equal to the investors' warrants. Also in connection with the transaction, pursuant to the Company's existing Exclusive Finders Agreement, the Company paid finders fee consisting of cash consideration of 4% of the amount financed, or $363,200, and issued warrants acquiring 136,200 shares of the Company's common stock at terms equal to the investors' warrants. The Company received net proceeds of $8.4 million from the transaction.

The Company accounted for the transaction under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. On October 19, 2006, the Company recorded the warrants to acquire common stock as liabilities with an estimated fair value of $2.5 million. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At December 31, 2006, the fair market value of the warrants to acquire common stock was $2.4 million. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company's historical volatility and the volatility of a group of comparable companies. SIGA recorded a gain of $100,000 for the decline in the instruments' fair value from the date of the transaction to December 31, 2006.

2005 Placement

In November 2005, the Company entered into a Securities Purchase Agreement for the issuance and sale of 2,000,000 shares of the Company's common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants are initially exercisable at 110% of the closing price on the closing date of the transaction ($1.18 per share) at any time and from time to time through and including the seventh anniversary of the closing date. The investors are also entitled to purchase additional shares of the Company's common stock for a gross amount of $2.0 million at an initial price of $1.10 per share for a period of 90 trading days following the effectiveness of a registration statement. An initial registration statement relating to the common stock sold and the stock underlying the warrants became effective on December 2, 2005. With respect to the transaction, the Company entered into an Exclusive Finder's Agreement. Finder's fees under the agreement include cash compensation of 7% of the gross amount financed and a warrant to acquire 60,000 shares of the Company's common stock at terms equal to the investors' warrants. The Company received gross proceeds of $2.0 million from the transaction on November 3, 2005. Net proceeds from were $1.8 million.

The Company accounted for the transaction under the provisions of EITF 00-19. On November 2, 2005, the Company recorded the warrants to acquire common stock and the option to acquire common stock as liabilities with estimated fair value of $631,000 and $213,000, respectively. At December 31, 2005, the fair market value of the warrants to acquire common stock and the option to acquire additional shares of common stock was $535,000 and $73,000, respectively. SIGA recorded a gain of $236,000 for the decline in the instruments' fair value from the date of the transaction to December 31, 2005. In 2006, holders of 275,000 warrants and 1,500,000 rights to acquire shares of the Company's common stock exercised their warrants and rights. Net proceeds from the exercise of the warrants and rights were $324,000 and $1,534,500, respectively. On August 25, 2006, 500,000 rights to acquire common stock expired unexercised. At December 31, 2006, the fair market value of the outstanding 725,000 warrants to acquire common stock was $2.4 million. In 2006, management recognized non-cash loss of $3.2 million related to changes in the instruments' fair market value from December 31, 2005 to December 31, 2006.

2004 Placements

In August 2003, the Company entered into a securities purchase agreement with MacAndrews & Forbes Holdings Inc. ("MacAndrews & Forbes"). Pursuant to the agreement, the Company raised gross proceeds of $1.0 million from MacAndrews & Forbes and certain of its employees, in exchange for 694,444 shares of the Company's common stock at a price of $1.44 per share and warrants to purchase 347,222 shares of the Company's common stock at an exercise price of $2.00 per share. In addition, MacAndrews & Forbes and certain of its employees were granted an option, exercisable through October 13, 2003, to invest up to an additional $9.0 million in the Company on the same terms.

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

During the years ended December 31, 2006 and 2004 certain preferred stockholders converted 68,038 and 13,328 Series A convertible preferred stock, respectively, into 68,038 and 13,328 shares of common stock.

On December 31, 2006, no shares of Series A Convertible Preferred Stock were outstanding.

7. Stock option plan and warrants

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

For the year ended December 31, 2006, the Company recorded compensation expense of $470,892 related to stock options. The total fair value of options vested during the year was $782,157. The total compensation cost not yet recognized related to non-vested awards at December 31, 2006 is $332,651. The weighted average period over which total compensation cost is expected to be recognized is 2.50 years.

SIGA calculated the fair value of options awarded during the three years ended December 31, 2006, 2005 and 2004 using the Black-Scholes model with the following weighted average assumptions:

    Weighted Average Assumptions        2006           2005            2004
                                    ------------   -------------   -------------
      Expected volatility                 59.91%       60% - 75%      74% - 107%
      Dividend Yield                       0.00%           0.00%           0.00%
      Risk-free interest rate              4.49%   3.00% - 4.00%   2.75% - 3.80%
      Expected holding period              5 Yrs       2 - 5 Yrs       2 - 5 Yrs

The Company calculates the expected volatility using a combination of SIGA's historical volatility and the volatility of a group of comparable companies. The risk-free interest rate assumption is based upon observed interest rate appropriate for the term of the Company's employee stock options. The dividend yield assumption is based on the Company's intent not to issue a dividend in the foreseeable future. The expected holding period assumption was estimated based on historical experience and expectation of employee exercise behavior in the future giving consideration to the contractual terms of the award.

Stock options activity of the Company is summarized as follows:

                                                                            Number of     Average Exercise
                                                                             Shares           Price ($)
Options outstanding at December 31, 2004                                     9,767,061      $       1.99
   Granted                                                                      90,000              1.22
   Forfeited                                                                  (452,500)             1.60
   Exercised                                                                        --                --
                                                                          ------------
Options outstanding at December 31, 2005                                     9,404,561              2.00
   Granted                                                                     337,500              2.26
   Forfeited                                                                (1,265,167)             1.30
   Expired                                                                     (33,334)             1.50
   Exercised                                                                  (897,415)             1.74
                                                                          ------------      ------------
Options outstanding at December 31, 2006                                     7,546,145      $       2.07
                                                                          ============

                                                                                               Weighted
                                                                            Number of      Average Intrinsic
                                                                             Shares            Value ($)
Nonvested options at December 31, 2005                                       1,987,500                --
Nonvested options at December 31, 2006                                         343,982              1.92
Options vested during 2006                                                     730,733              2.03

Options available for future grant at December 31, 2006                      2,341,399
Weighted average fair value of options granted during 2006                $       1.24
Weighted average fair value of options granted during 2005                $       0.64
Weighted average fair value of options granted during 2004                $       0.98
Weighted average fair value of options forfeited during 2006              $       1.02

The following table summarizes information about options outstanding at December 31, 2006:

                   Number of         Weighted                            Number Fully
                    Options           Average                              Vested &                              Aggregate
Range of         Outstanding at      Remaining           Weighted       Exercisable at        Weighted       Intrinsic Value at
Exercise          December 31,    Contractual Life   Average Exercise    December 31,     Average Exercise      December 31,
Price($)             2006             (Years)            Price ($)          2006              Price ($)             2006
0.94 - 1.85          2,670,668             7.29               1.38          2,426,686              1.40        $   5,709,344
2.00 - 2.75          4,437,250             4.47               2.36          4,437,250              2.36            5,838,038
3.94 - 5.50            438,227             3.95               3.36            338,227              4.36                   --
                 -------------                                          -------------                          -------------
                     7,546,145                                              7,202,163                          $  11,547,382
                 =============                                          =============                          =============

In February 2003, the Company entered into an agreement with an outside consultant for its support in obtaining certain government contracts. Under the terms of the agreement, upon meeting certain criteria, the Company was obligated to issue 400,000 fully vested warrants with an exercise price of $1.32 and a 3 year term. In 2006, upon meeting such criteria, SIGA recorded a non-cash consulting charge of $156,470 representing the fair market value of the warrants on the issuance date.

The following tables summarize information about warrants outstanding at December 31, 2006:

                                                               Weighted Average
                                       Number of Warrants       Exercise Price     Expiration Dates
                                       ------------------      ---------------
Outstanding at January 1, 2004                  6,389,844      $         2.50
     Granted                                    2,375,206                2.00         08/10/2010
     Exercised                                    (85,228)               1.08
     Canceled / Expired                          (150,000)               1.50
                                       ------------------      ---------------
Outstanding at December 31, 2004                8,529,822      $         2.39
     Granted                                    1,060,000                1.18          11/2/2012
     Exercised                                         --                  --
     Canceled / Expired                          (150,800)               2.38
                                       ------------------      ---------------
Outstanding at December 31, 2005                9,439,022      $         2.26
     Granted                                    1,949,002                3.81         10/19/2013
     Exercised                                 (1,421,109)               1.88
     Canceled / Expired                          (525,000)               3.60
                                       ------------------      ---------------
Outstanding at December 31, 2006                9,441,915      $         2.52
                                       ------------------      ---------------

                  Number of Warrants
                      Outstanding          Exercise Price

                         5,204,262          1.18 - 1.90
                         1,660,458          2.00 - 3.00
                         2,577,195          3.00 - 4.99
                    --------------
                         9,441,915
                    ==============

8. Related Parties

In January 2004, TransTech Pharma invested $5.0 million in SIGA (See Note 5). Furthermore, four directors of the Company are also directors of TransTech Pharma. During the year ended December 31, 2006, the Company incurred costs of $148,000 related to work performed by an affiliate of TransTech Pharma, Inc., a related party, in connection with one of the Company's lead product programs. On December 31, 2006, the Company's outstanding payables included $62,109 payable to the related party and its affiliates. Accounts receivable as of December 31, 2006, included $46,883 outstanding from TransTech Pharma, Inc.

Additionally, a director of the Company is a member of the Company's outside counsel.

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2006 and 2005:

      Laboratory equipment                     $  1,555,763    $  1,358,489
      Leasehold improvements                      2,089,293         649,211
      Computer equipment                            357,949         306,527
      Furniture and fixtures                        205,628         205,628
      Construction in-progress                           --         804,596
                                               ------------    ------------
                                                  4,208,633       3,324,451
         Less - accumulated depreciation         (2,888,318)     (2,100,304)
                                               ------------    ------------
      Property, plant and equipment, net       $  1,320,315    $  1,224,147
                                               ============    ============

10. Notes Payable

On March 20, 2006, SIGA entered into a Bridge Note Purchase Agreement ("Note Purchase Agreement") with PHTN for the sale of three 8% Notes by SIGA, for $1,000,000 each. The first, second and third Notes were issued on March 20, 2006, April 19, 2006, and June 19, 2006, respectively. The proceeds of the Notes were used by the Company for (i) expenses directly related to the development of SIGA's lead product, SIGA-246, (ii) expenses related to the Company's planned merger with PHTN and (iii) corporate overhead. Pursuant to a Security Agreement between the Company and PHTN, also entered into on March 20, 2006, the Notes were secured by a first priority security interest in the Company's assets (other than assets subject to the security interest granted to General Electric Capital Corporation). On October 23, 2006, the Company paid PHTN $3,114,400 in full repayment of the three notes and interest accrued thereon.

On May 20, 2005, the Company borrowed approximately $276,000 under a Promissory Note payable to General Electric Capital Corporation. The note is payable in 36 monthly installments of principal and interest of 10.31% per annum. The note is collateralized by a master security agreement dated as of April 29, 2005 and by specific property listed under the master security agreement. Total balance outstanding at December 31, 2006 was $130,329. Scheduled payments for 2007 and 2008 are $107,520 and $22,809, respectively.

11. Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $34,286,000 at December 31, 2006 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin expiring in 2010 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards is subject to limitation. The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses and differences in the treatment of intangible assets, result in a noncurrent deferred tax asset at December 31, 2006 and 2005 of approximately 19,057,000 and $16,411,000, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

At December 31, 2005 and 2004, the Company's deferred tax assets are comprised of the following:

                                                         2006           2005

Net Operating Losses                                      13,372         12,121
Deferred Research and Development Costs                    4,195          3,455
Amortization of Acquired Assets                              818            623
Stock Based Compensation                                     184             --
Depreciation of Property Plant and Equipment                 488            212
                                                      ----------     ----------
Total Deferred Tax Asset                                  19,057         16,411
Valuation Allowance                                      (19,057)       (16,411)
                                                      ----------     ----------
Net Deferred Tax Assets                               $       --     $       --
                                                      ==========     ==========

Following is a summary of changes in our valuation allowance for deferred tax assets as of and for the years ended December 31, 2006, 2005 and 2004 (in thousands):

                                          Additions Charged
                        Balance at          to Costs and                             Balance at End of
December 31,         Beginning of Year        Expenses             Deductions              Year
                    -------------------  -------------------     --------------     -------------------
2006                   $    16,411           $     2,646          $        --          $    19,057
2005                   $    16,090           $       321          $        --          $    16,411
2004                   $    13,030           $     3,060          $        --          $    16,090
2003                   $    11,144           $     1,886          $        --          $    13,030

For the years ended December 31, 2006 and 2005, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

The Company's effective tax rate differs from the U.S. Federal Statutory income tax rate of 34% as follows:

                                                      2006             2005

Statutory federal income tax rate                       -34.00%          -34.00%
State tax benefit, net of federal taxes                  -3.91%           -5.52%
Other                                                    10.61%           -3.50%
Valuation allowance on deferred tax assets               27.30%           43.02%
                                                  ------------     ------------
  Effective tax rate                                      0.00%            0.00%
                                                  ============     ============

12. Commitments and Contingencies

Operating lease commitments

As of December 31, 2006, our purchase obligations are not material. The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year and future minimum payments under notes payable are as follows:

                                                    Loans and related
Year ended December 31,        Lease obligations    interest payable    Total commitments
              2007                $    576,948        $    107,521         $    684,469
              2008                     576,948              22,809              599,757
              2009                     579,648                  --              579,648
              2010                     466,448                  --              466,448
              2011                     443,748                  --              443,748
                                  ------------        ------------         ------------
Total                             $  2,643,740        $    130,330         $  2,774,070
                                  ============        ============         ============

Other

On October 4, 2006, SIGA exercised its right, pursuant to its Agreement and Plan of Merger, dated June 8, 2006, with PharmAthene, Inc. ("PHTN") (the "Merger Agreement"), to terminate the transaction pursuant to which a subsidiary of SIGA was going to merge with PHTN. Pursuant to Section 12.1(a) of the Merger Agreement, SIGA had an obligation to exclusively negotiate with PHTN the terms of a license agreement relating to SIGA-246. On December 20, 2006, PHTN filed an action against the Company with respect to, among other matters, this contract provision. In its Complaint, PHTN asks the Court to order SIGA to enter into a license agreement with PHTN with respect to SIGA-246, as well as issue a declaration that SIGA is obliged to execute such a license agreement, and award damages resulting from SIGA's supposed breach of that obligation. PHTN also alleges that SIGA breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PHTN allegedly provided to SIGA during the negotiation process. On January 9, 2007, SIGA filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. The Court approved the parties' briefing schedule, with all briefing to be completed by April 13, 2007.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

13. Financial Information By Quarter (Unaudited) (in thousands, except for per share data)

2006 For The Quarter Ended                 March 31,         June 30,      September 30,     December 31,        Total
                                         -------------    -------------   ---------------   --------------   -------------
Revenues                                  $     1,394      $     1,459      $     2,036      $     2,369      $     7,258
Selling, general & administrative         $       942      $     1,493      $       802      $     1,387      $     4,624
Research and development                  $     1,658      $     2,431      $     2,156      $     2,904      $     9,149
Patent preparation fees                   $       109      $       113      $        36      $        37      $       295
Operating loss                            $    (1,314)     $    (2,579)     $      (960)     $    (1,957)     $    (6,810)
Net loss                                  $    (2,834)     $    (2,157)     $      (657)     $    (4,251)     $    (9,899)
Net loss per share: basic and diluted     $     (0.11)     $     (0.08)     $     (0.02)     $     (0.14)     $     (0.35)
Market price range for common stock
    High                                  $      1.56      $      1.65      $      1.63      $      4.95      $      4.95
    Low                                   $      0.90      $      1.22      $      1.01      $      1.49      $      0.90

2005 For The Quarter Ended                 March 31,         June 30,      September 30,     December 31,        Total
                                         -------------    -------------   ---------------   --------------   -------------
Revenues                                  $     1,459      $     1,864      $     2,910      $     2,244      $     8,477
Selling, general & administrative         $       845      $       811      $       415      $       410      $     2,481
Research and development                  $     1,552      $     2,583      $     1,765      $     2,395      $     8,295
Patent preparation fees                   $       175      $        91      $         8      $       (42)     $       232
Operating income (loss)                   $    (1,113)     $    (1,621)     $       722      $      (520)     $    (2,532)
Net income (loss)                         $    (1,107)     $    (1,630)     $       724      $      (275)     $    (2,288)
Net loss per share: basic and diluted     $     (0.05)     $     (0.07)     $      0.03      $     (0.00)     $     (0.09)
Market price range for common stock
    High                                  $      1.69      $      1.44      $      1.10      $      1.35      $      1.69
    Low                                   $      1.28      $      0.99      $      0.70      $      0.87      $      0.70

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

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information required by this item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 11. Executive Compensation

      Information required by this item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by this item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

          Equity Compensation Plan Information

      The following table sets forth certain compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders as of December 31, 2006:

                                                                                         Number of securities
                                                                                        remaining available for
                                      Number of securities                               future issuance under
                                        to be issued upon       Weighted-average          equity compensation
                                           exercise of          exercise price of          plans (excluding
                                      outstanding options,    outstanding options,      securities reflected in
                                       warrants and rights     warrants and rights            column (a))
Plan Category                                  (a)                     (b)                       ( c )

Equity compensation plans
approved by security holders (1)            7,546,145                 $ 2.07                    2,341,399

Equity compensation plans not
approved by security holders                  190,000                 $ 2.00                           --

Total                                       7,736,145                 $ 2.07                    2,341,399

(1)   SIGA   Technologies,   inc.,  Amended  and  Restated  1996  Incentive  and
      Non-Qualified Stock Option Plan.

On December 31, 2006, options awarded outside of the Company's equity compensation plan included 125,000 options awarded to an employee and 65,000 options awarded to consultants. In May 2000, the Company awarded its Chief Scientific Officer options to acquire 125,000 shares of the Company's common stock at an exercise price of $2.00 per share. In July 2000, the Company entered into an agreement with a consultant to serve as the Company's public relations agent and awarded the consultant options to acquire shares of the Company's common stock. On December 31, 2006, the consultant holds 27,500 options and 37,500 options with an exercise price of $1.50 per share and $1.75 per share, respectively.

Item 13. Certain Relationships and Related Transactions

      Information required by this item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

      Information required by this item is incorporated by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2). Financial Statements and Financial Statements Schedule.

See Index to Financial Statements under Item 8 in Part II hereof where these documents are listed.

(a) (3). Exhibits.

The following is a list of exhibits:

Exhibit
No.             Description
-------         -----------

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

10(oo) Bridge Note Purchase Agreement, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed March 22, 2006).

10(pp) Security Agreement, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed March 22, 2006).

10(qq) 8% Note, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed March 22, 2006).

10(rr) Separation Agreement, dated as of March 31, 2006, between the Company and Bernard Kasten (Incorporated by reference to Form 8-K of the Company filed April 3, 2006).

10(ss) 8% Note, dated as of April 19, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed April 20, 2006).

10(tt) Voting Agreement, dated as of June 8, 2006, among the Company, TransTech Pharma, Inc., MacAndrews & Forbes, Inc., Howard Gittis, Donald G. Drapkin, James J. Antal, Thomas E. Constance, Mehmet C. Oz,

            Eric A. Rose and Paul G. Savas (Incorporated by reference to Form 8-K of the Company filed June 13, 2006).

10(uu) Agreement and Plan of Merger, dated as of June 8, 2006, among the Company, SIGA Acquisition Corp. and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed June 13, 2006).

10(vv) 8% Note, dated as of June 19, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed June 20, 2006).

10(ww) Agreement, dated as of September 29, 2006, between SIGA Technologies, Inc. and the National Institute of Allergy and Infectious Diseases of the National Institutes for Health (Incorporated by reference to Form 10-Q/A of the Company filed November 13, 2006).

10(xx) Finder's Agreement, dated as of October 18, 2006, between the Company and Empire Financial Group, Inc. (Incorporated by reference to Form 8-K of the Company filed October 20, 2006).

10(yy) Securities Purchase Agreement, dated as of October 18, 2006, between the Company, Iroquois Master Fund Ltd., Cranshire Capital, L.P., Omicron Master Trust, Rockmore Investment Master Fund, Ltd., and Smithfield Fiduciary LLC (Incorporated by reference to Form 8-K of the Company filed October 20, 2006).

10(zz) Amended and Restated Employment Agreement, dated as of January 22, 2007, between the Company and Dennis E. Hruby (Incorporated by reference to Form 8-K of the Company filed January 22, 2007).

10(aaa) Amended and Restated Employment Agreement, dated as of January 22, 2007, between the Company and Thomas N. Konatich (Incorporated by reference to Form 8-K of the Company filed January 22, 2007).

10(bbb) Amended and Restated Employment Agreement, dated as of January 31, 2007, between the Company and Eric A. Rose (Incorporated by reference to Form 8-K of the Company filed January 31, 2007).

14 The Company's Code of Ethics and Business Conduct (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003).

21          Subsidiaries of the Registrant

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

                                        SIGA TECHNOLOGIES, INC.
                                        (Registrant)

Date: March 15, 2007                    By:    /s/ Eric A. Rose
                                             -----------------------
                                             Eric A. Rose, M.D.
                                             Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title of Capacities                      Date
/s/ Eric A. Rose, M.D                 Chief Executive Officer and              March 13, 2007
------------------------------        Chairman of the Board
Eric A. Rose, M.D.                    (Principal Executive Officer)


/s/ Thomas N. Konatich                Chief Financial Officer                  March 12, 2007
------------------------------        (Principal Financial Officer and
Thomas N. Konatich                    Principal Accounting Officer)


/s/ Donald G. Drapkin                 Director                                 March 12, 2007
------------------------------
Donald G. Drapkin


/s/ James J. Antal                    Director                                 March 14, 2007
------------------------------
James J. Antal


/s/ Thomas E. Constance               Director                                 March 12, 2007
------------------------------
Thomas E. Constance


/s/ Adnan M. Mjalli, Ph.D.            Director                                 March 15, 2007
------------------------------
Adnan M. Mjalli, Ph.D.


/s/ Mehmet C. Oz, M.D.                Director                                 March 13, 2007
------------------------------
Mehmet C. Oz, M.D.


/s/ Scott Hammer, M.D                 Director                                 March 13, 2007
------------------------------
Scott Hammer, M.D.


/s/ Paul G. Savas                     Director                                 March 13, 2007
------------------------------
Paul G. Savas


/s/ Judy S. Slotkin                   Director                                 March 12, 2007
------------------------------
Judy S. Slotkin


/s/ Michael Weiner, M.D.              Director                                 March 12, 2007
------------------------------
Michael Weiner, M.D.

                       This Page Intentionally left Blank

                                  EXHIBIT INDEX

Exhibit
No.             Description
-------         -----------

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

10(oo) Bridge Note Purchase Agreement, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed March 22, 2006).

10(pp) Security Agreement, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed March 22, 2006).

10(qq) 8% Note, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed March 22, 2006).

10(rr) Separation Agreement, dated as of March 31, 2006, between the Company and Bernard Kasten (Incorporated by reference to Form 8-K of the Company filed April 3, 2006).

10(ss) 8% Note, dated as of April 19, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed April 20, 2006).

10(tt) Voting Agreement, dated as of June 8, 2006, among the Company, TransTech Pharma, Inc., MacAndrews & Forbes, Inc., Howard Gittis, Donald G. Drapkin, James J. Antal, Thomas E. Constance, Mehmet C. Oz, Eric A. Rose and Paul G. Savas (Incorporated by reference to Form 8-K of the Company filed June 13, 2006).

10(uu) Agreement and Plan of Merger, dated as of June 8, 2006, among the Company, SIGA Acquisition Corp. and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed June 13, 2006).

10(vv) 8% Note, dated as of June 19, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed June 20, 2006).

10(ww) Agreement, dated as of September 29, 2006, between SIGA Technologies, Inc. and the National Institute of Allergy and Infectious Diseases of the National Institutes for Health (Incorporated by reference to Form 10-Q/A of the Company filed November 13, 2006).

10(xx) Finder's Agreement, dated as of October 18, 2006, between the Company and Empire Financial Group, Inc. (Incorporated by reference to Form 8-K of the Company filed October 20, 2006).

10(yy) Securities Purchase Agreement, dated as of October 18, 2006, between the Company, Iroquois Master Fund Ltd., Cranshire Capital, L.P., Omicron Master Trust, Rockmore Investment Master Fund, Ltd., and Smithfield Fiduciary LLC (Incorporated by reference to Form 8-K of the Company filed October 20, 2006).

10(zz) Amended and Restated Employment Agreement, dated as of January 22, 2007, between the Company and Dennis E. Hruby (Incorporated by reference to Form 8-K of the Company filed January 22, 2007).

10(aaa) Amended and Restated Employment Agreement, dated as of January 22, 2007, between the Company and Thomas N. Konatich (Incorporated by reference to Form 8-K of the Company filed January 22, 2007).

10(bbb) Amended and Restated Employment Agreement, dated as of January 31, 2007, between the Company and Eric A. Rose (Incorporated by reference to Form 8-K of the Company filed January 31, 2007).

14 The Company's Code of Ethics and Business Conduct (Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003).

21          Subsidiaries of the Registrant

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