Form 10-Q
period 2007-03-31
SIGA TECHNOLOGIES INC
filed 2007-05-07
CIK 1010086

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarter Ended March 31, 2007

                                       OR

|_| Transition Report Pursuant To Section 13 Or 15(d) Of the Securities Exchange Act of 1934

         For the Transition Period from ___________ to _____________

                           Commission File No. 0-23047

                             -----------------------

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


As of April 25, 2007 the registrant had 33,014,410 shares of common stock outstanding.

================================================================================

                             SIGA Technologies, Inc.

                                    Form 10-Q

                                Table of Contents

                                                                                                  Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements .....................................................................    2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....   10

Item 3. Quantitative and Qualitative Disclosure About Market Risk ................................   16

Item 4. Controls and Procedures ..................................................................   16


PART II OTHER INFORMATION

Item 1. Legal Proceedings ........................................................................   17

Item 1A. Risk Factors ............................................................................   17

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities .........   17

Item 3. Defaults Upon Senior Securities ..........................................................   17

Item 4. Submission of Matters to a Vote of Security Holders ......................................   17

Item 5. Other Information ........................................................................   17

Item 6. Exhibits .................................................................................   17


SIGNATURES .......................................................................................   18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             SIGA TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              Unaudited
                                                                               March 31,     December 31,
                                                                                 2007            2006
                                                                             ------------    ------------
ASSETS
Current assets
 Cash and cash equivalents ...............................................   $  9,744,739    $ 10,639,530
 Accounts receivable .....................................................      1,278,592         617,032
 Prepaid expenses ........................................................        141,590         141,032
                                                                             ------------    ------------
  Total current assets ...................................................     11,164,921      11,397,594

 Property, plant and equipment, net ......................................      1,102,627       1,320,315
 Goodwill ................................................................        898,334         898,334
 Intangible assets, net ..................................................        144,588         165,243
 Other assets ............................................................        254,228         246,201
                                                                             ------------    ------------
  Total assets ...........................................................   $ 13,564,698    $ 14,027,687
                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
 Accounts payable ........................................................   $  1,384,621    $  1,357,906
 Accrued expenses and other ..............................................        622,720         584,504
 Notes payable ...........................................................        107,520         107,520
                                                                             ------------    ------------
  Total current liabilities ..............................................      2,014,861       2,049,930

 Non-current portion of notes payable ....................................          1,025          22,809
 Common stock warrants ...................................................      6,132,266       4,673,098
                                                                             ------------    ------------
   Total liabilities .....................................................      8,148,152       6,745,837

 Commitments and contingencies ...........................................             --              --
 Stockholders' equity
   Common stock ($0.0001 par value, 50,000,000 shares authorized,
   32,988,010 and 32,452,210 issued and outstanding at March 31, 2007
   and December 31, 2006, respectively) ..................................          3,298           3,245
 Additional paid-in capital ..............................................     64,822,544      63,646,224
 Accumulated deficit .....................................................    (59,509,296)    (56,367,619)
                                                                             ------------    ------------
  Total stockholders' equity .............................................      5,416,546       7,281,850
                                                                             ------------    ------------
  Total liabilities and stockholders' equity .............................   $ 13,564,698    $ 14,027,687
                                                                             ============    ============


   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       2007            2006
                                                                   ------------    ------------
Revenues
 Research and development ......................................   $  1,867,441    $  1,394,454
                                                                   ------------    ------------

Operating expenses
 Selling, general and administrative (include $8,306 and $92,172 of non-cash share based compensation for the three
      months ended March 31, 2007 and 2006, respectively) ......        877,116         941,540
 Research and development (include $28,643 and $29,253
      of non-cash share based compensation for the three
      months ended March 31, 2007 and 2006, respectively) ......      2,649,588       1,657,670
 Patent preparation fees .......................................        137,686         109,537
                                                                   ------------    ------------
  Total operating expenses .....................................      3,664,390       2,708,747
                                                                   ------------    ------------

  Operating loss ...............................................     (1,796,949)     (1,314,293)

Decrease in fair market value of common stock rights
 and common stock warrants .....................................     (1,459,168)     (1,525,635)
Other income, net ...............................................       114,440           6,268
                                                                   ------------    ------------
  Net loss .....................................................   $ (3,141,677)   $ (2,833,660)
                                                                   ============    ============

Weighted average shares outstanding: basic and diluted               32,590,966      26,500,648
                                                                   ============    ============
Net loss per share: basic and diluted                              $      (0.10)   $      (0.11)
                                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             2007            2006
                                                                         ------------    ------------
Cash flows from operating activities:
Net loss .............................................................   $ (3,141,677)   $ (2,833,660)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation .......................................................        257,985          39,172
  Amortization of intangible assets ..................................         20,655         274,349
  Increase in fair market value of rights and warrants ...............      1,459,168       1,525,635
  Stock based compensation ...........................................         36,949         121,425
  Changes in assets and liabilities:
     Accounts receivable .............................................       (661,560)        624,872
     Prepaid expenses ................................................           (558)         62,266
     Other assets ....................................................         (8,027)        (10,158)
     Deferred revenue ................................................             --         917,037
     Accounts payable and accrued expenses ...........................         70,837        (681,028)
                                                                         ------------    ------------
     Net cash provided by (used in) operating activities .............     (1,966,228)         39,910
                                                                         ------------    ------------
Cash flows from investing activities:
  Capital expenditures ...............................................        (40,297)       (307,417)
                                                                         ------------    ------------
     Net cash used in investing activities ...........................        (40,297)       (307,417)
                                                                         ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable ............................             --       1,000,000
  Net proceeds from exercise of warrants and options .................      1,139,424              --
  Repayment of notes payable .........................................        (27,690)        (26,880)
                                                                         ------------    ------------
      Net cash provided by financing activities ......................      1,111,734         973,120
                                                                         ------------    ------------
Net increase (decrease) in cash and cash equivalents .................       (894,791)        705,613
Cash and cash equivalents at beginning of period .....................     10,639,530       1,772,489
                                                                         ------------    ------------
Cash and cash equivalents at end of period ...........................   $  9,744,739    $  2,478,102
                                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
    Notes to the March 31, 2007 Consolidated Financial Statements (Unaudited)


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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC") for quarterly reports on Forms 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2006, included in the 2006 Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2006 annual report on Form 10-K filed on March 16, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year.

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

For the three months ended March 31, 2007 and 2006, revenues from National Institutes of Health ("NIH") contracts and Small Business Innovation Research ("SBIR") grants were 66% and 52%, respectively, of total revenues recognized by the Company.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At March 31, 2007 and December 31, 2006, the Company had no allowance for doubtful accounts.

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

Identified Intangible Assets

Acquisition-related intangibles at March 31, 2007, represent acquired technology which is amortized on a straight line basis over period 2 years.

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

The Company incurred losses for the three months ended March 31, 2007 and 2006 and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At March 31, 2006, 68,038 shares of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they were anti-dilutive. These shares were converted into shares of the Company's common stock in 2006. At March 31, 2007 and 2006 outstanding options to purchase 7,431,412 and 8,488,727 shares, respectively, of the Company's common stock with exercise prices ranging from $0.94 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At March 31, 2007 and 2006, outstanding warrants to purchase 9,166,632 and 9,478,794, shares, respectively, of the Company's common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

Share-based Compensation

The Company accounts for its stock-based compensation programs under the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. The Company does not have a tock purchase plan at the current time.

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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 permits entities to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which fair value option has been elected are reported in earnings.

FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its financial position and results of operations.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.

Upon adoption of FIN 48 and through March 31, 2007, the Company had no unrecognized tax benefits and, therefore, no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from March 31, 2007. As of March 31, 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company's open tax years extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three months ended March 31, 2007.

3. Intangible Assets

Amortization expense recorded for the three months ended March 31, 2007 and 2006 was as follows:

                                                                   Three Months Ended
                                                                       March 31,
                                                                  2007           2006
                                                              ------------   ------------
Amortization of acquired grants                               $         --   $    245,337
Amortization of customer contract and grants                            --          8,357
Amortization of acquired technology                                 20,655         20,655
                                                              ------------   ------------
                                                              $     20,655   $    274,349
                                                              ------------   ------------

4. Stockholders' Equity

At March 31, 2007, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2006 Placement

On October 19, 2006, the Company sold 2,000,000 shares of the Company's common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants are exercisable at $4.99 per share at any time and from time to time through and including the seventh anniversary of the closing date. As of March 31, 2007, warrants to acquire 1,000,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At March 31, 2007, the fair market value of the warrants to acquire common stock was $3.2 million. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company's historical volatility and the volatility of a group of comparable companies. SIGA recorded a loss of $745,000 for the increase in the instruments' fair value from December 31, 2006 to March 31, 2007.

2005 Placement

In November 2005, the Company sold 2,000,000 shares of the Company's common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company's common stock at an initial exercise price of $1.18 per share, at any time and from time to time through and including the seventh anniversary of the closing date. The investors were also entitled to purchase additional shares of the Company's common stock for a gross amount of $2.0 million at an initial price of $1.10 per share for a period of 90 trading days following the effectiveness of a registration statement. The rights to acquire additional shares of common stock expired on August 25, 2006. As of March 31, 2007, warrants to acquire 725,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19. At March 31, 2007, the fair market value of the warrants to acquire common stock was $3.0 million. SIGA recorded a loss of $714,000 for the increase in the instruments' fair value from December 31, 2006 to March 31, 2007.

5. Related Parties

During the three months ended March 31, 2007, the Company incurred costs of $12,500 related to work performed by Transtech Pharma, Inc., a related party, and its affiliates.

6. Stock Compensation Plans

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

For the three months ended March 31, 2007 and 2006, the Company recorded compensation expense of approximately $37,000 and $121,000, respectively related to stock options. The total fair value of options vested during the three months ended March 31, 2007 and 2006 was 188,000 and $222,000. The total compensation cost not yet recognized related to non-vested awards at March 31, 2007 is $832,000. The weighted average period over which total compensation cost is expected to be recognized is 1.56 years.

The Company did not award any option grants during the three months ended March 31, 2007.

7. Commitments and Contingencies

As of March 31, 2007, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

                                                      Loans and related
        Year ended December 31,   Lease obligations    interest payable    Total commitments
                           2007      $    576,948        $     107,521       $     684,469
                           2008           576,948               22,809             599,757
                           2009           579,648                   --             579,648
                           2010           466,448                   --             466,448
                           2011           443,748                   --             443,748
                                     ------------        -------------       -------------
        Total                        $  2,643,740        $     130,330       $   2,774,070
                                     ============        =============       =============

Other

On December 20, 2006, PharmAthene, Inc. ("PharmAthene") filed an action against the Company in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to SIGA-246, as well as issue a declaration that the Company is obliged to execute such a license agreement, and award damages resulting from the Company's supposed breach of that obligation. PharmAthene also alleges that the Company breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to the Company during the negotiation process. On January 9, 2007, the Company filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. The motion has been fully briefed and oral argument is currently scheduled for June 1, 2007. On January 19, 2007, PharmAthene served on the Company its first request for production of documents. The Company moved to stay discovery on January 26, 2007 and this motion was granted on March 8, 2007. SIGA believes that the claims are without merit and plans to defend itself vigorously.

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

Overview

      Since our inception in December 1995, SIGA has pursued the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as Smallpox and Arenaviruses. During the third quarter of 2006 we were awarded a 3 year, $16.5 million contract from the NIH and an additional 3 year, $4.8 million SBIR Phase II continuation grant from the NIH. Both awards support the continuing development of our smallpox drug candidate, ST-246. Our efforts to develop ST-246 were also supported by previous SBIR grants from the NIH totaling $5.8 million, a $1.0 million agreement with Saint Louis University, and a $1.6 million contract with the U.S. Army. Our initiative to advance SIGA's Arenavirus programs is supported by a 3 year, $6.0 million SBIR grant from the NIH, received in September 2006 and previous SBIR grants from the NIH totaling $6.3 million.

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

      Share-based Compensation

The Company accounts for its stock-based compensation programs under the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite periods in the Company's consolidated statement of operations.

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

      Intangible Assets

      Acquisition-related intangibles at March 31, 2007, represent acquired technology which is amortized on a straight line basis over a period of 2 years.

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

      Recent accounting pronouncements

      In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). FAS 159 permits entities to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of FAS 159 on its financial position and results of operations.

Results of Operations

Three months ended March 31, 2007 and 2006

      Revenues from research and development contracts and grants for the three months ended March 31, 2007 and 2006 were $1.9 million and $1.4 million, respectively. Revenues recorded for the three months ended March 31, 2007 increased $0.5 million or 34% from the prior year. For the three months ended March 31, 2007 we recorded $1.2 million from an NIH contract and NIH SBIR grants, supporting two of our lead programs. Revenues from NIH SBIR grants and an agreement with Saint Louis University supporting these programs during the three months ended March 31, 2006 were $730,000. The increase is mainly due to revenue recognized from our 3 year, $16.5 million contract with the NIH. Revenue recognized from our programs with the USAF was $630,000 and $550,000 for the three months ended March 31, 2007 and 2006, respectively.

      Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2007 and 2006 were $877,000 and $942,000, respectively. The Company's legal expenses for the three months ended March 31, 2007 increased by $140,000 as compared to the same period in 2006 mainly due to our defense against an action filed against us by PharmAthene, Inc. This increase was offset by a decline of $84,000 in non-cash stock-based compensation. The decline in SG&A also relates to a charge of $115,000 recorded by the Company on March 31, 2006, reflecting a severance payment to our former Chief Executive Officer.

      Research and development expenses were $2.6 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively. The increase of approximately $900,000 or 53% mainly reflects an increase in charges related to clinical trials of our lead drug candidate ST-246, and higher payroll expenses related to the expansion of the Company's research and development work force from 38 full time employees to 40 on March 31, 2007.

      During the three months ended March 31, 2007 and 2006, we spent $990,000 and $402,000, respectively, on the development of our lead drug candidate, ST-246, an orally administered anti-viral drug that targets the smallpox virus. For the three months ended March 31, 2007, we spent $171,000 on internal human resources and $820,000 mainly on clinical testing. For the three months ended March 31, 2006, we spent $191,000 on internal human resources and $211,000 on pre-clinical testing of ST-246. From inception of the ST-246 development program to-date, we expended a total of $7.5 million related to the program, of which $1.7 million and $5.8 million were spent on internal human resources, and clinical and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      R&D expenses of $257,000 and $376,000 during the three months ended March 31, 2007 and 2006, respectively, were used to support the development of ST-294, a drug candidate which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens, as well as other drug candidates for hemorrhagic fevers. For the three months ended March 31, 2007, we spent $59,000 on internal human resources and $198,000 mainly on pre-clinical testing. For the three months ended March 31, 2006, we spent $171,000 on internal human resources and $204,000 on pre-clinical testing of ST-294. From inception of our program to develop ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $3.4 million related to the program, of which $1.6 million and $1.8 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      R&D expenses related to our USAF Agreements were $251,000 and $171,000 for internal human resources and external R&D services, respectively, during the three months ended March 31, 2007. During the same period in 2006, we spent $194,000 and $128,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreements, during the term of the agreements to-date were $2.4 million, of which we spent $1.1 million and $1.3 million on internal human resources and external R&D services, respectively. These resources reflect SIGA's research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

      Our product programs are in the early stage of development. At this stage of development, we cannot make reasonable estimates of the potential cost for most of our programs to be completed or the time it will take to complete the project. Our lead product, ST-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005 the FDA accepted our IND application for ST-246 and granted it Fast-Track status. In December 2006, the FDA granted Orphan Drug designation to ST-246, for the prevention and treatment of smallpox. We expect that costs to complete the program will approximate $15 million to $20 million, and that the project could be completed in 24 months to 36 months. There is a high risk of non-completion of any program, including ST-246, because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from our programs is at least one to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

      The risk of failure to complete any program is high, as each, other than our smallpox program which began phase I clinical trials in 2006, is in the relatively early stage of development. Products for the biological warfare defense market, such as the ST-246 Smallpox anti-viral, could generate revenues in one to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of our biological warfare defense programs to increase as the potential products enter animal studies and safety testing, including human safety trials. Funds for future development will be partially paid for by NIH contracts and SBIR grants, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products would slow or possibly be suspended. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

      Patent preparation expenses for the three months ended March 31, 2007 were $138,000 compared to $110,000 for the three months ended March 31, 2006. We incurred higher costs during the 2007 three months period for work performed in connection with our two lead programs.

      In connection with the sale of common stock, warrants and rights in October 2006 and November 2005, we recorded a loss for the increase in fair market value of common stock rights and common stock warrants. The warrants to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction. A loss of $1.5 million was recorded by us in each of the three month periods reflecting the increase in the fair value of warrants and rights to acquire additional shares of our common stock, from the respective year ends.

      Other income of $114,000 and $6,000 for the three months ended March 31, 2007 and 2006, respectively, reflect interest income for the period.

Liquidity and Capital Resources

      On March 31, 2007, we had $9.7 million in cash and cash equivalents. During the first quarter of 2007, we received net proceeds of $1.1 million from exercises of warrants and options to purchase shares of the Company's Common stock.

      We believe that our existing cash combined with anticipated cash flows, including receipt of future funding from government contracts and grants will be sufficient to support our operations beyond the next twelve months, and that sufficient cash flows will be available to meet our business objectives during that period.

      Operating activities

      Net cash used in operations during the three months ended March 31, 2007 was $2.0 million compared to $40,000 generated from operations during the three months ended March 31, 2006. During the three months ended March 31, 2006, we received two advance payments from the USAF for a total of $1.5 million. Our current agreements with the USAF do not include advance payments. In addition, during the first three months of 2007, our accounts receivable balance increased $662,000, compared with a collection of $625,000 of accounts receivable during the same period in 2006.

      Investing activities

      Capital expenditures during the three months ended March 31, 2007 and 2006 were $40,000 and $307,000, respectively, and mainly supported acquisition of laboratory equipment in 2007 and the renovation of our research facility in Oregon during the same period in 2006.

      Financing activities

      Cash provided by financing activities was $1.1 million and $1.0 million during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007 we received $1.1 million from the exercise of options and warrants to purchase shares of common stock. During the three months ended March 31, 2006, we received proceeds of $1.0 million under a note payable to PharmAthene, Inc. The note was paid off in October 2006.

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

Safe Harbor Statement

      This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include the risks that (a) potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (b) SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (c) SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (d) SIGA may not be able to secure funding from anticipated government contracts and grants, (e) SIGA may not be able to secure or enforce adequate legal protection, including patent protection, for its products and (f) unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

                                     Part II
                                Other information

Item 1. On December 20, 2006, PharmAthene, Inc. ("PharmAthene") filed an action against the Company in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to SIGA-246, as well as issue a declaration that the Company is obliged to execute such a license agreement, and award damages resulting from the Company's supposed breach of that obligation. PharmAthene also alleges that the Company breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to the Company during the negotiation process. On January 9, 2007, the Company filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. The motion has been fully briefed and oral argument is currently scheduled for June 1, 2007. On January 19, 2007, PharmAthene served on the Company its first request for production of documents. The Company moved to stay discovery on January 26, 2007 and this motion was granted on March 8, 2007. SIGA believes that the claims are without merit and plans to defend itself vigorously.

Item 1A. Risk Factors - There were no material changes to Risk Factors disclosed in SIGA's 2006 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds - None.

Item 3.  Defaults upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits

     *   31    Certification  of  Chief  Executive   Officer  and  Acting  Chief
               Executive  Officer Pursuant to Section 302 of the  Sarbanes-Oxley
               Act of 2002.

     *   31    Certification  of  Chief  Financial   Officer  and  Acting  Chief
               Executive  Officer Pursuant to Section 302 of the  Sarbanes-Oxley
               Act of 2002.

     *   32    Certification  of  Chief  Executive   Officer  and  Acting  Chief
               Executive  Officer Pursuant to Section 906 of the  Sarbanes-Oxley
               Act of 2002.

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

                                                     SIGA Technologies, Inc.
                                                     (Registrant)

         Date: May 7, 2007                           By:/s/ Thomas N. Konatich
                                                        ------------------------
                                                     Thomas N. Konatich
                                                     Chief Financial Officer