Form 10-Q
period 2007-06-30
SIGA TECHNOLOGIES INC
filed 2007-08-14
CIK 1010086

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

         For the Quarter Ended June 30, 2007

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

As of August 6, 2007 the registrant had 33,497,728 shares of common stock outstanding.

================================================================================

                             SIGA Technologies, Inc.

                                    Form 10-Q

                                Table of Contents

                                                                                               Page No
PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements ................................................................    2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ...........................   18

Item 4.  Controls and Procedures .............................................................   18


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................   19

Item 1A.  Risk Factors .......................................................................   19

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities ....   19

Item 3.  Defaults Upon Senior Securities .....................................................   19

Item 4.  Submission of Matters to a Vote of Security Holders .................................   19

Item 5.  Other Information ...................................................................   20

Item 6.  Exhibits ............................................................................   20

SIGNATURES ...................................................................................   21

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             SIGA TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                       Unaudited
                                                                        June 30,      December 31,
                                                                          2007            2006
                                                                      ------------    ------------
ASSETS
Current assets
 Cash and cash equivalents ........................................   $  9,277,351    $ 10,639,530
 Accounts receivable ..............................................        867,447         617,032
 Prepaid expenses .................................................        193,843         141,032
                                                                      ------------    ------------
  Total current assets ............................................     10,338,641      11,397,594

 Property, plant and equipment, net ...............................        902,442       1,320,315
 Goodwill .........................................................        898,334         898,334
 Intangible assets, net ...........................................         86,753         165,243
 Other assets .....................................................        259,059         246,201
                                                                      ------------    ------------
  Total assets ....................................................   $ 12,485,229    $ 14,027,687
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
 Accounts payable .................................................   $    912,649    $  1,357,906
 Accrued expenses and other .......................................        660,720         584,504
 Notes payable ....................................................         86,761         107,520
                                                                      ------------    ------------
  Total current liabilities .......................................      1,660,130       2,049,930

Non-current portion of notes payable ..............................             --          22,809
Common stock warrants .............................................      3,707,222       4,673,098
                                                                      ------------    ------------
  Total liabilities ...............................................      5,367,352       6,745,837

Commitments and contingencies .....................................             --              --

Stockholders' equity
 Common stock ($ 0001 par value,  50,000,000 shares authorized,
  33,491,478 and 32,452,210 issued and outstanding at June 30, 2007
  and December 31, 2006, respectively) ............................          3,348           3,245
 Additional paid-in capital .......................................     66,097,077      63,646,224
 Accumulated deficit ..............................................    (58,982,548)    (56,367,619)
                                                                      ------------    ------------
  Total stockholders' equity ......................................      7,117,877       7,281,850
                                                                      ------------    ------------
  Total liabilities and stockholders' equity ......................   $ 12,485,229    $ 14,027,687
                                                                      ============    ============


   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                         2007            2006            2007            2006
                                                     ------------    ------------    ------------    ------------
Revenues
 Research and development ........................   $  1,459,694    $  1,458,865    $  3,327,135    $  2,853,319
                                                     ------------    ------------    ------------    ------------

Operating expenses
 Selling, general and administrative .............      1,141,540       1,493,070       2,018,655       2,434,611
 Research and development ........................      2,201,300       2,431,497       4,850,888       4,089,167
 Patent preparation fees .........................        127,109         112,911         264,796         222,447
                                                     ------------    ------------    ------------    ------------
  Total operating expenses .......................      3,469,949       4,037,478       7,134,339       6,746,225
                                                     ------------    ------------    ------------    ------------

  Operating loss .................................     (2,010,255)     (2,578,613)     (3,807,204)     (3,892,906)

Increase (decrease) in fair market value of common
 stock rights and common stock warrants ..........      2,425,044         453,783         965,876      (1,071,852)
Other income (loss), net .........................        111,959         (32,121)        226,399         (25,853)
                                                     ------------    ------------    ------------    ------------
  Net income (loss) ..............................   $    526,748    $ (2,156,951)   $ (2,614,929)   $ (4,990,611)
                                                     ============    ============    ============    ============

Weighted average shares outstanding: basic .......     33,300,066      26,758,890      32,945,516      26,629,769
                                                     ============    ============    ============    ============
Net income (loss) per share: basic ...............   $       0.02    $      (0.08)   $      (0.08)   $      (0.19)
                                                     ============    ============    ============    ============

Weighted average shares outstanding: fully diluted     40,730,803      26,758,890      32,945,516      26,629,769
                                                     ============    ============    ============    ============
Net income (loss) per share: fully diluted .......   $       0.01    $      (0.08)   $      (0.08)   $      (0.19)
                                                     ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          2007            2006
                                                                      ------------    ------------
Cash flows from operating activities:
Net loss ..........................................................   $ (2,614,929)   $ (4,990,611)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation ....................................................        516,004         277,197
  Amortization of intangible assets ...............................         78,490         548,698
  Increase (decrease) in fair market value of rights and warrants..       (965,876)      1,071,852
  Stock based compensation ........................................        299,441         236,698
  Non-cash consulting expense .....................................             --         216,840
  Changes in assets and liabilities:
     Accounts receivable ..........................................       (250,415)        672,810
     Prepaid expenses .............................................        (52,811)         23,385
     Other assets .................................................        (12,858)        (12,075)
     Accrued interest payable .....................................             --          37,822
     Deferred revenue .............................................             --         994,553
     Accounts payable and accrued expenses ........................       (358,849)       (567,159)
                                                                      ------------    ------------
     Net cash used in operating activities ........................     (3,361,803)     (1,489,990)
                                                                      ------------    ------------
Cash flows from investing activities:
  Capital expenditures ............................................        (98,131)       (656,776)
                                                                      ------------    ------------
       Net cash used in investing activities ......................        (98,131)       (656,776)
                                                                      ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of notes payable .........................             --       3,000,000
  Net proceeds from exercise of common stock rights ...............             --         511,500
  Net proceeds from exercise of warrants and options ..............      2,151,515              --
  Repayment of notes payable ......................................        (53,760)        (53,760)
                                                                      ------------    ------------
       Net cash provided by financing activities ..................      2,097,755       3,457,740
                                                                      ------------    ------------
Net increase (decrease) in cash and cash equivalents ..............     (1,362,179)      1,310,974
Cash and cash equivalents at beginning of period ..................     10,639,530       1,772,489
                                                                      ------------    ------------
Cash and cash equivalents at end of period ........................   $  9,277,351    $  3,083,463
                                                                      ============    ============


   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
    Notes to the June 30, 2007 Consolidated Financial Statements (Unaudited)


1. Basis of Presentation

SIGA Technologies, Inc. ("SIGA" or the "Company") is a bio-defense company engaged in the discovery, development and commercialization of products for use in defense against biological warfare agents such as Smallpox and Arenaviruses. The Company is also engaged in the discovery and development of other novel anti-infectives, and antibiotics for the prevention and treatment of serious infectious diseases. The Company's anti-viral programs are designed to prevent or limit the replication of viral pathogens. SIGA's anti-infectives programs target the increasingly serious problem of drug resistant bacteria and emerging pathogens.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC") for quarterly reports on Forms 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2006, included in the 2006 Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2006 annual report on Form 10-K filed on March 16, 2007. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year.

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

For the six months ended June 30, 2007 and 2006, revenues from National Institutes of Health ("NIH") contracts and Small Business Innovation Research ("SBIR") grants were 62% and 42%, respectively, of total revenues recognized by the Company. Revenues from contracts with the United States Army and the United States Air Force for the six months ended June 30, 2007 and 2006 were 38% and 49%, respectively.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At June 30, 2007 and December 31, 2006, the Company had no allowance for doubtful accounts.

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

Net income per common share

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

The Company recognized net income for the three months ended June 30, 2007. The details of the earnings per share calculations for the three months ended June 30, 2007 are as follows:

 Income
 Net Income                                                  $   526,748

 Average shares
 Average shares outstanding - basic                           33,300,066
 Dilutive securities issuable in connection with
    stock options and warrants                                 7,430,737
                                                             -----------
 Average shares outstanding - diluted                         40,730,803
                                                             ===========

 Earnings per share of common stock - basic                  $      0.02

 Earnings per share of common stock - diluted                $      0.01

The Company incurred losses for the three months ended June 30, 2006 and for the six months ended June 30, 2007 and 2006, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At June 30, 2006, 68,038 shares of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they were anti-dilutive. These shares were converted into shares of the Company's common stock in 2006. At June 30, 2007 and 2006 outstanding options to purchase 192,893 and 8,488,727 shares, respectively, of the Company's common stock with exercise prices ranging from $0.94 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At June 30, 2007 and 2006, outstanding warrants to purchase 1,272,401 and 9,655,396, shares, respectively, of the Company's common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

Share-based Compensation

The Company accounts for its stock-based compensation programs under the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan

("employee stock purchases") based on estimated fair values. The Company does not have a stock purchase plan at the current time.

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

Recent accounting pronouncements

In June 2007, the FASB issued EITF Issue 07-3 "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" (EITF 07-3). The scope of this Issue is limited to nonrefundable advance payments for goods and services related to research and development activities. The Issue addresses whether such advanced payments should be expensed as incurred or capitalized. SIGA is required to adopt EITF 07-3 effective January 1, 2008. As of June 30, 2007, the Company does not have any arrangements that would be subject to the scope of EITF 07-3.

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

As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from June 30, 2007. As of June 30, 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company's open tax years extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three months ended June 30, 2007.

3. Intangible Assets

Amortization expense recorded for the six months ended June 30, 2007 and 2006 was as follows:

                                                Six Months Ended
                                                     June 30,
                                                 2007       2006
                                               --------   --------

Amortization of acquired grants                $     --   $490,674
Amortization of customer contract and grants         --     16,714
Amortization of acquired technology              78,490     41,310
                                               --------   --------
                                               $ 78,490   $548,698
                                               --------   --------

4. Stockholders' Equity

At June 30, 2007, the Company's authorized share capital consisted of 60,000,000 shares, of which 50,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2006 Placement

On October 19, 2006, the Company sold 2,000,000 shares of the Company's common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants are exercisable at $4.99 per share at any time and from time to time through and including the seventh anniversary of the closing date. As of June 30, 2007, warrants to acquire 1,000,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At June 30, 2007, the fair market value of the warrants to acquire common stock was $1.8 million. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company's historical volatility and the volatility of a group of comparable companies. SIGA recorded a gain of $610,000 for the decline in the instruments' fair value from December 31, 2006 to June 30, 2007.

2005 Placement

In November 2005, the Company sold 2,000,000 shares of the Company's common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company's common stock at an initial exercise price of $1.18 per share, at any time and from time to time through and including the seventh anniversary of the closing date. The investors were also entitled to purchase additional shares of the Company's common stock for a gross amount of $2.0 million at an initial price of $1.10 per share for a period of 90 trading days following the effectiveness of a registration statement. The rights to acquire additional shares of common stock expired on August 25, 2006. As of June 30, 2007, warrants to acquire 725,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19. At June 30, 2007, the fair market value of the warrants to acquire common stock was $1.9 million. SIGA recorded a gain of $355,000 for the decline in the instruments' fair value from December 31, 2006 to June 30, 2007.

5. Related Parties

During the six months ended June 30, 2007, the Company incurred costs of $20,000 related to work performed by Transtech Pharma, Inc., a related party, and its affiliates.

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

For the six months ended June 30, 2007 and 2006, the Company recorded compensation expense of approximately $299,000 and $237,000, respectively, related to stock employees and directors options. The total fair value of options vested during the six months ended June 30, 2007 and 2006 was $126,324 and $318,700. The total compensation cost not yet recognized related to non-vested awards at June 30, 2007 is $378,000. The weighted average period over which total compensation cost is expected to be recognized is 0.63 years.

On May 30, 2007, at the Company's 2007 annual shareholders' meeting, the Company awarded its non-employee directors a total of 105,000 fully-vested options, exercisable at $3.73 per share.

7. Commitments and Contingencies

As of June 30, 2007, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

                                                    Loans and related
      Year ended December 31,   Lease obligations   interest payable    Total commitments
                    2007        $         576,948   $         107,521   $         684,469
                    2008                  576,948              22,809             599,757
                    2009                  579,648                  --             579,648
                    2010                  466,448                  --             466,448
                    2011                  443,748                  --             443,748
                                -----------------   -----------------   -----------------
      Total                     $       2,643,740   $         130,330   $       2,774,070
                                =================   =================   =================

Other

On December 20, 2006, PharmAthene, Inc. ("PharmAthene") filed an action against the Company in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to SIGA-246, as well as issue a declaration that the Company is obliged to execute such a license agreement, and award damages resulting from the Company's supposed breach of that obligation. PharmAthene also alleges that the Company breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to the Company during the negotiation process. On January 9, 2007, the Company filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. Oral argument on the motion to dismiss was held on June 1, 2007 and the parties are awaiting a decision from the Court. On January 19, 2007, PharmAthene served on the Company its first request for production of documents. The Company moved to stay discovery on January 26, 2007 and this motion was granted on March 8, 2007. SIGA believes that the claims are without merit and plans to defend itself vigorously.

8. Subsequent Event

On July 26, 2007, we held a special meeting at which our shareholders approved the increase in our authorized common stock from 50,000,000 to 100,000,000 shares. Subsequent to such meeting, we granted 200,000 options to Dr. Eric A. Rose, our Chief Executive Officer (which will vest pro rata on the first, second and third anniversaries of the date of grant), 150,000 options to Thomas N. Konatich, our Chief Financial Officer (100,000 of which will vest pro rata on the first, second and third anniversaries of the date of grant, and 50,000 of which will vest upon the achievement of certain milestones), and 300,000 options to Dr. Dennis E. Hruby, our Chief Scientific Officer (100,000 of which will vest pro rata on the first, second and third anniversaries of the date of grant, and 200,000 of which will vest upon the achievement of certain milestones). All of the aforementioned options have an exercise price of $3.10 per share.

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

Overview

      Since our inception in December 1995, SIGA has pursued the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as Smallpox and Hemorrhagic Fevers. During the third quarter of 2006 we were awarded a 3 year, $16.5 million contract from the NIH and an additional 3 year, $4.8 million SBIR Phase II continuation grant from the NIH. Both awards support the continuing development of our smallpox drug candidate, ST-246. Our efforts to develop ST-246 were also supported by previous SBIR grants from the NIH totaling $5.8 million, a $1.0 million agreement with Saint Louis University, and a $1.6 million contract with the U.S. Army. Our initiative to advance SIGA's Hemorrhagic Fevers programs is supported by a 3 year, $6.0 million SBIR grant from the NIH, received in September 2006 and previous SBIR grants from the NIH totaling $6.3 million.

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

      To date, we have not marketed, or generated revenues from, the commercial sale of any products. Our biopharmaceutical product candidates are not expected to be commercially available for several years, if at all. Accordingly, we expect to incur operating losses for the foreseeable future. There can be no assurance that we will ever achieve profitable operations.

Critical Accounting Estimates

      The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading "Results of Operations" following this section of our Management's Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which could impact goodwill impairments, and the assessment of recoverability of long-lived assets, which primarily impacts operating income if impairment exists. Below, we discuss these policies further, as well as the estimates and judgments involved. Other key accounting policies, including revenue recognition, are less subjective and involve a far lower degree of estimation and judgment.

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

      The Company evaluates goodwill for impairment annually, in the fourth quarter of each year. In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2006, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value. In the past, our market capitalization has been significantly in excess of the Company's carrying value. It is reasonably likely that the future market capitalization of SIGA may exceed or fall short of our current market capitalization. If future market capitalization falls short of the Company's carrying value, a potential impairment might result.

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

      Recent accounting pronouncements

In June 2007, the FASB issued EITF Issue 07-3 "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities" (EITF 07-3). The scope of this Issue is limited to nonrefundable advance payments for goods and services related to research and development activities. The Issue addresses whether such advanced payments should be expensed as incurred or capitalized. SIGA is required to adopt EITF 07-3 effective January 1, 2008. As of June 30, 2007, the Company does not have any arrangements that would be subject to the scope of EITF 07-3.

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

As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from June 30, 2007. As of June 30, 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company's open tax years extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three months ended June 30, 2007.

Results of Operations

Three months ended June 30, 2007 and 2006

      Revenues from research and development contracts and grants for the three months ended June 30, 2007 and 2006 were $1.5 million. For the three months ended June 30, 2007 and 2006 we recorded $825,000 and $703,000, respectively, from an NIH contract and NIH SBIR grants, supporting two of our lead programs. Revenue recognized from our programs with the USAF was $634,000 and $756,000 for the three months ended June 30, 2007 and 2006, respectively.

      Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2007 and 2006 were $1.1 million and $1.5 million, respectively. Higher expenses for the three months ended June 30, 2006 were mainly due to professional fees incurred in connection with a business transaction and a non-cash consulting charge. During the three months ended June 30, 2006 we recorded legal, accounting, and consulting expenses of $373,000, $102,000, and $82,000, respectively, for due diligence services, fairness opinion and legal advice related to a potential business transaction. During that same period we also recorded $217,000 reflecting a non-cash consulting charge related to issuance of warrants to consultants. The decline in G&A for the three months ended June 30, 2007 was partially offset by an increase of $143,000 in non-cash stock-based compensation due to the issuance of 105,000 fully vested options on May 30, 2007, and an increase of $93,000 in payroll expenses.

      Research and development expenses declined $230,000 to $2.2 million from $2.43 million for the three months ended June 30, 2007 and 2006, respectively. Amortization of intangible assets for the three months ended June 30, 2007 and 2006 was $58,000 and $274,000 accounting for $216,000 of the decline. Expenditures related to clinical and pre-clinical testing of our lead drug candidates declined $200,000. These declines were partially offset by higher payroll expenses related to the expansion of the Company's research and development workforce from 38 full time employees on June 30, 2006 to 40 on June 30, 2007.

      During the three months ended June 30, 2007 and 2006, we spent $598,000 and $728,000, respectively, on the development of our lead drug candidate, ST-246, an orally administered anti-viral drug that targets the smallpox virus. For the three months ended June 30, 2007, we spent $230,000 on internal human resources and $368,000 mainly on clinical testing. For the three months ended June 30, 2006, we spent $122,000 on internal human resources and $606,000 on pre-clinical testing of ST-246. From inception of the ST-246 development program to-date, we expended a total of $8.1 million related to the program, of which $2.0 million and $6.1 million were spent on internal human resources, and clinical and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      R&D expenses of $334,000 and $188,000 during the three months ended June 30, 2007 and 2006, respectively, were used to support the development of ST-294, a drug candidate which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens, as well as other drug candidates for hemorrhagic fevers. For the three months ended June 30, 2007, we spent $61,000 on internal human resources and $273,000 mainly on pre-clinical testing. For the three months ended June 30, 2006, we spent $175,000 on internal human resources and $13,000 on pre-clinical testing of ST-294. From inception of our program to develop ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $3.7 million related to the program, of which $1.7 million and $2.0 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      For the three months ended June 30, 2007, R&D expenses related to our USAF Agreements were $266,000 and $157,000 for internal human resources and external R&D services, respectively. During the same period in 2006, we spent $219,000 and $165,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreements from September 2005 to date were $2.8 million, of which we spent $1.3 million and $1.5 million on internal human resources and external R&D services, respectively. These resources reflect SIGA's research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

      Patent preparation expenses for the three months ended June 30, 2007 were $127,000 compared to $113,000 for the three months ended June 30, 2006. We incurred slightly higher costs during the 2007 three months period for work performed in connection with our two lead programs.

      Changes in the fair value of common stock rights and common stock warrants sold together with common stock in October 2006 and November 2005 are recorded as gains or losses. For the three months ended June 30, 2007 and 2006 we recorded gains of $2.4 million and $454,000 reflecting a decline in the fair market value of rights and warrants to purchase common stock during the respective periods. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction.

      For the three months ended June 30, 2007 and 2006 we recorded other income of $112,000 and other loss of $32,000, respectively. Other income reflects interest income on our net cash balance for the three months. Other loss for the three months ended June 30, 2006 mainly reflects interest expense on notes payable.

Six months ended June 30, 2007 and 2006

      Revenues from research and development contracts and grants for the six months ended June 30, 2007 and 2006 were $3.33 million and $2.85 million, respectively. Revenues recorded for the six months ended June 30, 2007 increased $480,000 or 17% from the same period in the prior year. For the six months ended June 30, 2007, we recorded

$2.1 million from NIH SBRI grants and an agreement with the NIH supporting our lead programs. Revenues from NIH SBIR grants and an agreement with St. Louis University supporting these programs during the same period in 2006 was $1.4 million. Revenue recognized from our programs with the US Army and the USAF was $1.3 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively.

      SG&A expenses for the six months ended June 30, 2007 and 2006 were $2.0 million and $2.4 million, respectively. Higher expenses for the six months ended June 30, 2006 were mainly due to professional fees incurred in connection with a business transaction and a non-cash consulting charge. During the six months ended June 30, 2006 we recorded legal, accounting, and consulting expenses of $451,000, $102,000, and $82,000, respectively, for due diligence services, fairness opinion and legal advice related to a potential business transaction. During the six months ended June 30, 2006 we also recorded $217,000 reflecting non-cash consulting charge related to issuance of warrants to consultants.

      Research and development expenses were $4.9 million and $4.1 million for the six months ended June 30, 2007 and 2006. R&D expenses increased approximately $800,000 or 20% from the same period in the prior year. Expenditures related to clinical and pre-clinical testing of our lead drug candidates increased $480,000 from the same period in the prior year. Our payroll expense has increased by $300,000 from the six months ended June 30, 2006, reflecting the expansion and change in composition of our research and development workforce. In addition, depreciation expense for the six months ended June 30, 2007 increased $239,000 from the same period in 2006. These increases were partially offset by a decline of $470,000 in amortization expense.

      During the six months ended June 30, 2007 and 2006, we spent $1.7 million and $1.1 million, respectively, on the development of ST-246. For the six months ended June 30, 2007, we spent $488,000 on internal human resources and $1.2 million mainly on clinical testing. For the six months ended June 30, 2006, we spent $313,000 on internal human resources and $818,000 on pre-clinical testing of ST-246. From inception of the ST-246 development program to-date, we expended a total of $8.1 million related to the program, of which $2.0 million and $6.1 million were spent on internal human resources, and clinical and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      R&D expenses of $591,000 and $564,000 during the six months ended June 30, 2007 and 2006, respectively, were used to support the development of ST-294, a drug candidate which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens, as well as other drug candidates for hemorrhagic fevers. For the six months ended June 30, 2007, we spent $120,000 on internal human resources and $471,000 mainly on pre-clinical testing. For the six months ended June 30, 2006, we spent $346,000 on internal human resources and $218,000 on pre-clinical testing of ST-294. From inception of our program to develop ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $3.7 million related to the program, of which $1.7 million and $2.0 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      For the six months ended June 30, 2007, R&D expenses related to our USAF Agreements were $517,000 and $327,000 for internal human resources and external R&D services, respectively. During the same period in 2006, we spent $413,000 and $293,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreements from September 2005 to date were $2.8 million, of which we spent $1.3 million and $1.5 million on internal human resources and external R&D services, respectively. These resources reflect SIGA's research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

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

      Patent preparation expenses for the six months ended June 30, 2007 were $265,000 compared to $222,000 for the three months ended June 30, 2006. The increase of $43,000 or 19% reflects additional work performed in connection with our two lead programs.

      Changes in the fair value of common stock rights and common stock warrants sold together with common stock in October 2006 and November 2005 are recorded as gains or losses. For the six months ended June 30, 2007 we recorded a gain of $966,000 reflecting a decline in the fair market value of rights and warrants to purchase common stock during the period of January 1, 2007 through June 30, 2007. For the same period in 2006 we recorded a loss of $1.1 million reflecting an increase in the fair market value of rights and warrants to purchase common stock during the respective period. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction.

      For the six months ended June 30, 2007 and 2006 we recorded other income of $226,000 and other loss of $26,000, respectively. Other income reflects interest income on our net cash balance for the six months. Other loss for the six months ended June 30, 2006 mainly reflects interest expense on notes payable.

Liquidity and Capital Resources

      On June 30, 2007, we had $9.3 million in cash and cash equivalents. During the six months ended June 30, 2007, we received net proceeds of $2.2 million from exercises of warrants and options to purchase shares of the Company's Common stock.

      We believe that our existing cash combined with anticipated cash flows, including receipt of future funding from government contracts and grants will be sufficient to support our operations beyond the next twelve months, and that sufficient cash flows will be available to meet our business objectives during that period.

      Operating activities

      Net cash used in operations during the six months ended June 30, 2007 was $3.4 million compared to $1.5 million in 2006. During the six months ended June 30, 2006, we received two advance payments from the USAF for a total of $1.5 million. Our current agreements with the USAF do not include advance payments. In addition, during the first six months of 2007, our accounts receivable balance increased $250,000, compared with a collection of $672,000 of accounts receivable during the same period in 2006.

      Investing activities

      Capital expenditures during the six months ended June 30, 2007 and 2006 were $98,000 and $657,000, respectively, and mainly supported acquisition of laboratory equipment in 2007 and the renovation of our research facility in Oregon during the same period in 2006.

      Financing activities

      Cash provided by financing activities during the six months ended June 30, 2007 was $2.2 million, generated from exercises of options and warrants to purchase common stock. During the six months ended June 30, 2006, we received $3.0 million under three notes payable that were paid in full in October 2006.

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

                                     Part II
                                Other information

Item 1. On December 20, 2006, PharmAthene, Inc. ("PharmAthene") filed an action against the Company in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to SIGA-246, as well as issue a declaration that the Company is obliged to execute such a license agreement, and award damages resulting from the Company's supposed breach of that obligation. PharmAthene also alleges that the Company breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to the Company during the negotiation process. On January 9, 2007, the Company filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. Oral argument on the motion to dismiss was held on June 1, 2007 and the parties are awaiting a decision from the Court. On January 19, 2007, PharmAthene served on the Company its first request for production of documents. The Company moved to stay discovery on January 26, 2007 and this motion was granted on March 8, 2007. SIGA believes that the claims are without merit and plans to defend itself vigorously.

Item 1A. Risk Factors - There were no material changes to Risk Factors disclosed in SIGA's 2006 Form 10-K.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds - None.

Item 3.  Defaults upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders

      (a)   The Company held its annual meeting of Stockholders on May 30, 2007.

      (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for the directors as listed in the definitive proxy statement of the Company dated April 27, 2007, and all such nominees were elected.

      (c) Briefly described below is each matter voted upon at the annual meeting of Stockholders.

            (1) Election of the following individuals to hold office as Directors of the Company for terms of one year. Total common stock voted was 30,145,205

                                                 Number of Shares Voted
                                                 ----------------------

         Name                                    For               Withheld
         ----                                    ---               --------

         Eric A. Rose, M.D.                  30,060,170             85,035
         James J. Antal                      29,990,649            154,556
         Thomas E. Constance                 29,962,927            182,278
         Steven L. Fasman                    29,991,752            153,453
         Scott M. Hammer, M.D.               29,997,252            147,953
         Adnan M. Mjalli, Ph.D.              29,996,852            148,353
         Mehmet C. Oz, M.D.                  29,815,815            329,390
         Paul G. Savas                       29,967,592            177,613
         Judy S. Slotkin                     29,991,652            153,553
         Michael A.  Weiner, M.D.            29,995,530            149,675

            (2) Ratification and confirmation of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2007. Total common stock voted was 29,961,990 in favor, 74,202 against, 109,012 abstained.

Item 5. Other Information - None.

Item 6. Exhibits

      * 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      * 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      * 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      * 32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Filed herein

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SIGA Technologies, Inc.
                                                       (Registrant)


         Date: August 14, 2007                         By:/s/ Thomas N. Konatich
                                                          ----------------------

                                                       Thomas N. Konatich
                                                       Chief Financial Officer