Form 10-Q
period 2007-09-30
SIGA TECHNOLOGIES INC
filed 2007-11-13
CIK 1010086

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

      For the Quarter Ended September 30, 2007

                                       OR

|_| Transition Report Pursuant To Section 13 or 15(d) Of the Securities Exchange Act of 1934

      For the Transition Period from ___________ to ___________

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

As of November 7, 2007 the registrant had 33,900,561 shares of common stock outstanding.

================================================================================

                             SIGA Technologies, Inc.

                                    Form 10-Q

                                Table of Contents

                                                                                                     Page No.
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements .......................................................................    2

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......   11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ..................................   18

Item 4.  Controls and Procedures ....................................................................   18

PART II OTHER INFORMATION

Item 1.  Legal Proceedings ..........................................................................   19

Item 1A. Risk Factors ...............................................................................   19

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities ...........   19

Item 3.  Defaults Upon Senior Securities ............................................................   19

Item 4.  Submission of Matters to a Vote of Security Holders ........................................   19

Item 5.  Other Information ..........................................................................   19

Item 6.  Exhibits ...................................................................................   19

SIGNATURES ..........................................................................................   20

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                             SIGA TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         Unaudited
                                                                                       September 30,         December 31,
                                                                                            2007                 2006
                                                                                       -------------         ------------
ASSETS
Current assets
   Cash and cash equivalents .......................................................   $  8,065,733          $ 10,639,530
   Accounts receivable .............................................................      1,016,873               617,032
   Prepaid expenses ................................................................        114,707               141,032
                                                                                       ------------          ------------
    Total current assets ...........................................................      9,197,313            11,397,594

   Property, plant and equipment, net ..............................................      1,283,829             1,320,315
   Goodwill ........................................................................        898,334               898,334
   Intangible assets, net ..........................................................         28,918               165,243
   Other assets ....................................................................        261,473               246,201
                                                                                       ------------          ------------
    Total assets ...................................................................   $ 11,669,867          $ 14,027,687
                                                                                       ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable ................................................................   $    985,733          $  1,357,906
   Accrued expenses and other ......................................................        685,380               584,504
   Notes payable ...................................................................             --               107,520
                                                                                       ------------          ------------
    Total current liabilities ......................................................      1,671,113             2,049,930

Non-current portion of notes payable ...............................................             --                22,809
Common stock warrants ..............................................................      4,705,296             4,673,098
                                                                                       ------------          ------------
    Total liabilities ..............................................................      6,376,409             6,745,837

Commitments and contingencies ......................................................             --                    --

Stockholders' equity
   Common stock ($.0001 par value, 100,000,000 shares authorized,
     33,778,061 and 32,452,210 issued and outstanding at September 30, 2007
     and December 31, 2006, respectively) ..........................................          3,378                 3,245
   Additional paid-in capital ......................................................     66,765,924            63,646,224
   Accumulated deficit .............................................................    (61,475,844)          (56,367,619)
                                                                                       ------------          ------------
    Total stockholders' equity .....................................................      5,293,458             7,281,850
                                                                                       ------------          ------------
    Total liabilities and stockholders' equity .....................................   $ 11,669,867          $ 14,027,687
                                                                                       ============          ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                       September 30,
                                                                     2007              2006              2007              2006
                                                                 ------------      ------------      ------------      ------------
Revenues
  Research and development .................................     $  1,609,123      $  2,035,668      $  4,936,258      $  4,888,987
                                                                 ------------      ------------      ------------      ------------
Operating expenses
  Selling, general and administrative ......................          793,045           802,391         2,811,701         3,237,002
  Research and development .................................        2,342,303         2,156,473         7,193,191         6,245,640
  Patent preparation fees ..................................           58,637            36,304           323,433           258,751
                                                                 ------------      ------------      ------------      ------------
   Total operating expenses ................................        3,193,985         2,995,168        10,328,325         9,741,393
                                                                 ------------      ------------      ------------      ------------

   Operating loss ..........................................       (1,584,862)         (959,500)       (5,392,067)       (4,852,406)

Increase (decrease) in fair market value of common
  stock rights and common stock warrants ...................         (998,074)          350,790           (32,198)         (721,062)
Other income (loss), net ...................................           89,640           (48,088)          316,040           (73,941)
                                                                 ------------      ------------      ------------      ------------
   Net loss ................................................     $ (2,493,296)     $   (656,798)     $ (5,108,225)     $ (5,647,409)
                                                                 ============      ============      ============      ============

Weighted average shares outstanding: basic and diluted .....       33,519,119        27,656,368        33,140,524        27,219,221
                                                                 ============      ============      ============      ============
Net loss per share: basic and diluted ......................     $      (0.07)     $      (0.02)     $      (0.15)     $      (0.21)
                                                                 ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          2007                 2006
                                                                                      ------------         -----------
Cash flows from operating activities:
Net loss ......................................................................       $ (5,108,225)        $(5,647,409)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation ..................................................................            785,316             530,855
Amortization of intangible assets .............................................            136,325             741,264
Increase in fair market value of rights and warrants ..........................             32,198             721,062
Stock based compensation ......................................................            411,298             340,281
Non-cash consulting expense ...................................................                 --             156,470
Changes in assets and liabilities:
   Accounts receivable ........................................................           (399,841)            770,532
   Prepaid expenses ...........................................................             26,325              28,207
   Other assets ...............................................................            (15,272)            (12,075)
   Accrued interest payable ...................................................                 --              97,822
   Deferred revenue ...........................................................                 --              87,147
   Accounts payable and accrued expenses ......................................           (271,297)           (687,432)
                                                                                      ------------         -----------
   Net cash used in operating activities ......................................         (4,403,173)         (2,873,276)
                                                                                      ------------         -----------

Cash flows from investing activities:
Capital expenditures ..........................................................           (748,830)           (805,375)
                                                                                      ------------         -----------
   Net cash used in investing activities ......................................           (748,830)           (805,375)
                                                                                      ------------         -----------

Cash flows from financing activities:
Proceeds from issuance of notes payable .......................................                 --           3,000,000
Net proceeds from exercise of common stock rights .............................                 --           1,534,500
Net proceeds from exercise of warrants and options ............................          2,708,535             101,985
Repayment of notes payable ....................................................           (130,329)            (80,639)
                                                                                      ------------         -----------
   Net cash provided by financing activities ..................................          2,578,206           4,555,846
                                                                                      ------------         -----------
Net (decrease) increase in cash and cash equivalents ..........................         (2,573,797)            877,195
Cash and cash equivalents at beginning of period ..............................         10,639,530           1,772,489
                                                                                      ------------         -----------
Cash and cash equivalents at end of period ....................................       $  8,065,733         $ 2,649,684
                                                                                      ============         ===========

   The accompanying notes are an integral part of these financial statements.

                             SIGA TECHNOLOGIES, INC.
  Notes to the September 30, 2007 Consolidated Financial Statements (Unaudited)

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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC") for quarterly reports on Forms 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2006, included in the 2006 Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company's 2006 annual report on Form 10-K filed on March 16, 2007. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year.

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

2.    Significant Accounting Policies

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include the realization of deferred tax assets, useful lives and impairment of tangible and intangible assets and goodwill, and the value of options and warrants granted or issued by the Company. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

For the nine months ended September 30, 2007 and 2006, revenues from National Institutes of Health ("NIH") contracts and Small Business Innovation Research ("SBIR") grants were 65% and 51%, respectively, of total revenues recognized by the Company. Revenues from contracts with the United States Army and the United States Air Force for the nine months ended September 30, 2007 and 2006 were 35% and 49%, respectively.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At September 30, 2007 and December 31, 2006, the Company had no allowance for doubtful accounts.

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

The Company incurred losses for the three and nine months ended September 30, 2007 and 2006 and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At September 30, 2007 and 2006, outstanding options to purchase 8,205,003 and 8,482,227 shares, respectively, of the Company's common stock with exercise prices ranging from $0.94 to $5.50 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At September 30, 2007 and 2006, outstanding warrants to purchase 8,415,865 and 9,985,896, shares, respectively, of the Company's common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At September 30, 2006, 68,038 shares of the Company's Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they were anti-dilutive. These shares were converted into shares of the Company's common stock in 2006.

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

As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from September 30, 2007. As of September 30, 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company's open tax years extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three months ended September 30, 2007.

3.    Intangible Assets

Amortization expense recorded for the nine months ended September 30, 2007 and 2006 was as follows:

                                                            Nine Months Ended
                                                              September 30,
                                                           2007          2006
                                                        ----------    ----------

Amortization of acquired grants                         $       --    $  654,228
Amortization of customer contract and grants                    --        25,070
Amortization of acquired technology                        136,325        61,966
                                                        ----------    ----------
                                                        $  136,325    $  741,264
                                                        ----------    ----------

4.    Stockholders' Equity

At September 30, 2007, the Company's authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2006 Placement

On October 19, 2006, the Company sold 2,000,000 shares of the Company's common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company's common stock. The warrants have an initial exercise price of $4.99 per share and may be exercised at any time and from time to time through and including the seventh anniversary of the closing date. As of September 30, 2007, warrants to acquire 1,000,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At September 30, 2007, the fair market value of the warrants was $2.3 million. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company's historical volatility and the volatility of a group of comparable companies. SIGA recorded a gain of $73,000 for the decline in the instruments' fair value from December 31, 2006 to September 30, 2007.

2005 Placement

In November 2005, the Company sold 2,000,000 shares of the Company's common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company's common stock at an initial exercise price of $1.18 per share, at any time and from time to time through and including the seventh anniversary of the closing date. As of September 30, 2007, warrants to acquire 725,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19. At September 30, 2007, the fair market value of the warrants to acquire common stock was $2.4 million. SIGA recorded a loss of $105,000 for the increase in the instruments' fair value from December 31, 2006 to September 30, 2007.

5.    Related Parties

During the nine months ended September 30, 2007, the Company incurred costs of $52,000 related to work performed by TransTech Pharma, Inc., a related party, and its affiliates. There are no outstanding accounts payable to related parties as of September 30, 2007.

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

For the nine months ended September 30, 2007 and 2006, the Company recorded compensation expense of approximately $411,000 and $340,000, respectively, related to employees and directors stock options. The total fair value of options vested during the nine months ended September 30, 2007 and 2006 was $201,000 and $503,000. The total compensation cost not yet recognized related to non-vested awards at September 30, 2007 is $1.2 million. The weighted average period over which total compensation cost is expected to be recognized is 1.9 years.

On May 30, 2007, at the Company's 2007 annual shareholders' meeting, the Company awarded its non-employee directors a total of 105,000 fully-vested options, exercisable at $3.73 per share. During the three months ended September 30, 2007, the Company awarded its employees options to acquire 830,000 shares of the Company's common stock at an exercise price of $3.10 per share. Options to purchase 530,000 shares vest pro rata on the first, second and third anniversary of the date of grant, and options to purchase 300,000 shares will vest upon the achievement of certain milestones.

7.    Commitments and Contingencies

As of September 30, 2007, our purchase obligations are not material. We lease certain facilities and office space under operating leases. On December 31, 2006, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

      Year ended December 31,        Lease obligations

                 2007                   $     144,237
                 2008                         576,948
                 2009                         579,648
                 2010                         466,448
                 2011                         443,748
                                        -------------
      Total                             $   2,211,029
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

Overview

      Since our inception in December 1995, SIGA has pursued the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as smallpox and hemorrhagic Fevers. During the third quarter of 2006, we were awarded a 3 year, $16.5 million contract from the NIH and an additional 3 year, $4.8 million SBIR Phase II continuation grant from the NIH. Both awards support the continuing development of our smallpox drug candidate, ST-246. Our efforts to develop ST-246 were also supported by previous SBIR grants from the NIH totaling $5.8 million, a $1.0 million agreement with Saint Louis University, and a $1.6 million contract with the U.S. Army. Our initiative to advance SIGA's Hemorrhagic Fevers programs is supported by a 3 year, $6.0 million SBIR grant from the NIH, received in September 2006 and previous SBIR grants from the NIH totaling $6.3 million. In September 2007, the Company received a two-year SBIR grant for a total of approximately $600,000, supporting the Company's development of ST-246 treatment of smallpox vaccine-related adverse events.

      Our anti-viral programs are designed to prevent or limit the replication of the viral pathogen. Our anti-infectives programs are aimed at the increasingly serious problem of drug resistance. These programs are designed to block the ability of bacteria to attach to human tissue, the first step in the infection process. In July 2007, we were awarded a two-year SBIR award for a total of $530,000 to support our Strep program.

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

      Our biotechnology operations are based in our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing antiviral, antibiotic and vaccine programs through a combination of government grants, contracts and strategic alliances. While we have had success in obtaining strategic alliances, contracts and grants, there is no assurance that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs as well as costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.

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

      Revenue Recognition

      The Company recognizes revenue from contract research and development and research progress payments in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, ("SAB 104"). In accordance with SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period during which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue is earned, over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

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

As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from September 30, 2007. As of September 30, 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company's open tax years extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company's Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three months ended September 30, 2007.

Results of Operations

Three months ended September 30, 2007 and 2006

      Revenues from research and development contracts and grants for the three months ended September 30, 2007 and 2006 were $1.6 million and 2.0 million, respectively. For the three months ended September 30, 2007 and 2006 we recorded $1.1 million and $1.0 million, respectively, from an NIH contract and NIH SBIR grants, supporting two of our lead programs. Revenue recognized from our programs with the USAF was $480,000 and $1.0 million for the three months ended September 30, 2007 and 2006, respectively.

      Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2007 and 2006 were approximately $800,000 for the two respective periods.

      Research and development expenses for the three months ended September 30, 2007 and 2006, were $2,342,000 and $2,156,000 respectively. The increase of $186,000 or 8.6% is due mainly to an increase of $98,000 in employee and related expenses and an increase of $55,000 in stock based compensation.

      During the three months ended September 30, 2007 and 2006, we spent $605,000 and $442,000, respectively, on the development of our lead drug candidate, ST-246, an orally administered anti-viral drug that targets the smallpox virus. For the three months ended September 30, 2007, we spent $223,000 on internal human resources and $382,000 mainly on clinical testing. For the three months ended September 30, 2006, we spent $176,000 on internal human resources and $266,000 on pre-clinical testing of ST-246. From inception of the ST-246 development program to-date, we expended a total of $8.7 million related to the program, of which $2.2 million and $6.5 million were spent on internal human resources, and clinical and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the Department of Defense ("DoD").

      R&D expenses of $325,000 and $326,000 during the three months ended September 30, 2007 and 2006, respectively, were used to support the development of ST-294, a drug candidate which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens, ST-193, a drug candidate for Lassa fever virus, and other drug candidates for certain hemorrhagic fevers. For the three months ended September 30, 2007, we spent $54,000 on internal human resources and $270,000 mainly on pre-clinical testing. For the three months ended September 30, 2006, we spent $110,000 on internal human resources and $216,000 on pre-clinical testing. From inception of our program to develop ST-294, ST-193 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $4.1 million related to the program, of which $1.7 million and $2.4 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      For the three months ended September 30, 2007, R&D expenses related to our USAF Agreements were $301,000 and $19,000 for internal human resources and external R&D services, respectively. During the same period in 2006, we spent $172,000 and $360,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreements from September 2005 to date were $3.1 million, of which we spent $1.6 million and $1.5 million on internal human resources and external R&D services, respectively. These resources reflect SIGA's research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

      Patent preparation expenses for the three months ended September 30, 2007 were $59,000 compared to $36,000 for the three months ended September 30, 2006. We incurred slightly higher costs during the 2007 three months period for work performed in connection with our two lead programs.

      Changes in the fair value of common stock rights and common stock warrants sold together with common stock in October 2006 and November 2005 are recorded as gains or losses. For the three months ended September 30, 2007, we recorded a loss of $998,000, reflecting an increase in the fair market value of warrants to purchase common stock. For the same period in 2006, we recorded a gain of $351,000 reflecting a decline in the fair market value of rights and warrants to purchase common stock. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction.

      For the three months ended September 30, 2007 we recorded other income of $90,000 related to interest income on our cash and cash equivalent balances. During the three months ended September 30, 2006, we recorded other expenses of $48,000 primarily reflecting interest expense on notes payable.

Nine months ended September 30, 2007 and 2006

      Revenues from research and development contracts and grants for the nine months ended September 30, 2007 and 2006 were approximately $4.9 million for each of the respective periods. For the nine months ended September 30, 2007, we recorded $3.2 million from NIH SBIR grants and an agreement with the NIH supporting our lead programs. Revenues from NIH SBIR grants and an agreement with St. Louis University supporting these programs during the same period in 2006 was $2.2 million. Revenue recognized from our programs with the US Army and the USAF was $1.7 million and $2.4 million for the nine months ended September 30, 2007 and 2006, respectively.

      SG&A expenses for the nine months ended September 30, 2007 and 2006 were $2.8 million and $3.2 million, respectively. Employees' payroll and related expenses for the nine months ended September 30, 2007 increased by $169,000 from the same period in 2006. Higher expenses for the nine months ended September 30, 2006 were mainly due to professional fees incurred in connection with a business transaction and a non-cash consulting charge. During the nine months ended September 30, 2006 we recorded legal, accounting, and consulting expenses of $752,000, $164,000, and $82,000, respectively, for due diligence services, fairness opinion and legal advice related to a potential business transaction. During the nine months ended September 30, 2006, we also recorded $156,000 reflecting a non-cash consulting charge related to issuance of warrants to consultants.

      Research and development expenses were $7,193,000 and $6,246,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $947,000 or 15.2% from the nine months ended September 30, 2006.

Expenditures related to clinical and pre-clinical testing of our lead drug candidates increased $820,000 from the nine months ended September 30, 2006. Our payroll expense has increased by $480,000 from the nine months ended September 30, 2006, reflecting the expansion and change in composition of our research and development workforce. In addition, depreciation expense for the nine months ended September 30, 2007 increased $253,000 from the same period in 2006. These increases were partially offset by a decline of $605,000 in amortization expense.

      During the nine months ended September 30, 2007 and 2006, we spent $2.3 million and $1.6 million, respectively, on the development of ST-246. For the nine months ended September 30, 2007, we spent $711,000 on internal human resources and $1.6 million mainly on clinical testing. For the nine months ended September 30, 2006, we spent $489,000 on internal human resources and $1.1 million on pre-clinical testing of ST-246. From inception of the ST-246 development program to-date, we expended a total of $8.7 million related to the program, of which $2.2 million and $6.5 million were spent on internal human resources, and clinical and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      R&D expenses of $916,000 and $769,000 during the nine months ended September 30, 2007 and 2006, respectively, were used to support the development of ST-294, a drug candidate which has demonstrated significant antiviral activity in cell culture assays against certain arenavirus pathogens, ST-193, a drug candidate for Lassa fever virus, and other drug candidates for hemorrhagic fevers. For the nine months ended September 30, 2007, we spent $175,000 on internal human resources and $741,000 mainly on pre-clinical testing. For the nine months ended September 30, 2006, we spent $456,000 on internal human resources and $313,000 on pre-clinical testing of ST-294. From inception of our program to develop ST-294, ST-193, and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $4.1 million related to the program, of which $1.7 million and $2.3 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA's research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

      For the nine months ended September 30, 2007, R&D expenses related to our USAF Agreements were $818,000 and $346,000 for internal human resources and external R&D services, respectively. During the same period in 2006, we spent $584,000 and $653,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreements from September 2005 to date were $3.1 million, of which we spent $1.6 million and $1.5 million on internal human resources and external R&D services, respectively. These resources reflect SIGA's research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

      Our product programs are in the early stage of development. At this stage of development, we cannot make reasonable estimates of the potential cost for most of our programs to be completed or the time it will take to complete the project. Our lead product, ST-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005 the FDA accepted our IND application for ST-246 and granted it Fast-Track status. In December 2006, the FDA granted Orphan Drug designation to ST-246, for the prevention as well as the treatment of smallpox. We expect that costs to complete the program will approximate $15 million to $20 million, and that the project could be completed in 24 months to 36 months. There is a high risk of non-completion of any program, including ST-246, because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from our programs is at least one to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

      The risk of failure to complete any program is high, as each, other than our smallpox program which began 21 days dose-escalating studies in 2007, is in the relatively early stage of development. Products for the biological warfare defense market, such as the ST-246 smallpox anti-viral, could generate revenues in one to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of our biological warfare defense programs to increase as the potential products enter animal studies and safety testing, including human safety trials. Funds for future development will be partially paid for by NIH contracts and SBIR grants, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products would slow or possibly be suspended. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

      Patent preparation expenses for the nine months ended September 30, 2007 were $323,000 compared to $259,000 for the nine months ended September 30, 2006. The increase of $64,000 or 25% reflects additional work performed in connection with our two lead programs.

      Changes in the fair value of common stock rights and common stock warrants sold together with common stock in October 2006 and November 2005 are recorded as gains or losses. For the nine months ended September 30, 2007 and 2006 we recorded a loss of $32,000 and $721,000, respectively, reflecting an increase in the fair market value of warrants to purchase common stock during the respective nine months periods. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction.

      For the nine months ended September 30, 2007 and 2006 we recorded other income of $316,000 and other loss of $74,000, respectively. Other income reflects interest income on our net cash balance for the nine months. Other loss for the nine months ended September 30, 2006 mainly reflects interest expense on notes payable.

Liquidity and Capital Resources

      On September 30, 2007, we had $8.1 million in cash and cash equivalents. During the nine months ended September 30, 2007, we received net proceeds of $2.7 million from exercises of warrants and options to purchase shares of the Company's Common stock.

      We believe that our existing cash combined with anticipated cash flows, including receipt of future funding from government contracts and grants will be sufficient to support our operations beyond the next twelve months, and that sufficient cash flows will be available to meet our business objectives during that period.

      Operating activities

      Net cash used in operations during the nine months ended September 30, 2007 was $4.4 million compared to $2.9 million in 2006. During the nine months ended September 30, 2007, our account receivable balance increased $400,000, compared with a decline of $771,000 of accounts receivable during the same period in 2006 as a result of collection of accounts receivable that were outstanding at December 31, 2005. We also used additional cash to support clinical and pre-clinical testing of our leading programs and to support the increase in our R&D payroll expenses.

      Investing activities

      Capital expenditures during the nine months ended September 30, 2007 and 2006 were $749,000 and $805,000, respectively, and mainly supported the renovation of our office space in Oregon in 2007 and the renovation of our research facility in Oregon during the same period in 2006.

      Financing activities

      Cash provided by financing activities during the nine months ended September 30, 2007 was $2.6 million, generated mainly from exercises of options and warrants to purchase common stock. During the nine months ended September 30, 2006, we received $3.0 million under three notes payable that were paid in full in October 2006, and $1.6 million from exercises of warrants, options and rights to purchase common stock.

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

      (a)   The Company held a special meeting of Stockholders on July 26, 2007.

      (b) Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

      (c) Briefly described below is each matter voted upon at the annual meeting of Stockholders.

            (1) Approval of an amendment to the certificate of incorporation to increase the authorized common stock by 50,000,000 shares to 100,000,000 shares of common stock.

                  Total common stock voted was 26,752,344 in favor, 1,173,181 against, 157,461 abstained.

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

                                                  SIGA Technologies, Inc.
                                                  (Registrant)


         Date: November 13, 2007                  By:/s/ Thomas N. Konatich
                                                    ---------------------------

                                                  Thomas N. Konatich
                                                  Chief Financial Officer