Form 10-K
period 2007-12-31
SIGA TECHNOLOGIES INC
filed 2008-03-13
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File No. 0-23047

SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3864870 (IRS Employer Identification. No.)

420 Lexington Avenue, Suite 408 New York, NY (Address of principal executive offices)	10170 (zip code)

Registrant’s telephone number, including area code: (212) 672-9100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

common stock, $.0001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes ☐ No ☒.

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on March 4, 2008, as reported on the Nasdaq SmallCap Market was approximately $71,985,000.

As of March 4, 2008, the registrant had outstanding 33,955,215 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated

Proxy Statement for the Company’s 2008 Annual	Part III
Meeting of Stockholders

SIGA Technologies, Inc.

Form 10-K

Item 1.	Business

          Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce adequate legal protection, including patent protection for its products, (vi) the risk that regulatory approval for SIGA’s products may require further or additional testing that will delay or prevent approval, (vii) the volatile and competitive nature of the biotechnology industry, (viii) changes in domestic and foreign economic and market conditions, and (ix) the effect of federal, state and foreign regulation on SIGA’s businesses. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Introduction

          SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

          SIGA is a biotechnology corporation incorporated in Delaware on December 28, 1995. We aim to discover, develop and commercialize novel anti-infectives for serious infectious diseases. The major focus of our developmental and commercialization activities is on products for use in defense against biological warfare agents such as Smallpox and Arenaviruses (hemorrhagic fevers). Our lead product, ST-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005 the Food and Drug Administration (FDA) accepted our Investigational New Drug (IND) application for ST-246 and granted the program “Fast-Track” status. In December 2006 the FDA granted Orphan Drug designation to ST-246 for the prevention and treatment of smallpox. Our anti-viral programs are designed to prevent or limit the replication of the viral pathogen. Our anti-infectives programs are aimed at the increasingly serious problem of drug resistance. As a result of the success of our efforts to develop products for use against agents of biological warfare, we have not spent significant resources to further the development of our anti-infective technologies.

Product Candidates and Market Potential

          SIGA Biological Warfare Defense Product Portfolio

Anti-Smallpox Drug: Smallpox virus is classified as a Category A agent by the Center for Disease Control and Prevention (CDC) and is considered one of the most significant threats for use as a biowarfare agent. While deliberate introduction of any pathogenic agent would be devastating, we believe the one that holds the greatest potential for harming the general U.S. population is Smallpox. At present there is no effective drug with which to treat or prevent Smallpox infections. To address this serious risk, SIGA scientists have identified a lead drug candidate, ST-246, which inhibits vaccinia, cowpox, ectromelia (mousepox), monkeypox, camelpox, and variola replication in cell culture, but not other unrelated viruses. Given the safety concerns with the current smallpox vaccine, there should be several uses for an effective smallpox antiviral drug: prophylactically, to protect the non-immune who are at risk to exposure; therapeutically, to reduce mortality and morbidity in those infected with the smallpox virus; and lastly, as an adjunct to the smallpox vaccine in order to reduce the frequency of serious adverse events due to the live virus used for vaccination. SIGA scientists are also working on several other smallpox drug targets, including the viral proteinases, to develop additional drug candidates for use in combination therapy if necessary. In December 2005, the FDA approved our IND application for ST-246. In June 2006 we successfully completed the first human clinical safety study of ST-246. The trial showed the drug to be well-tolerated in healthy human volunteers at all tested orally administered doses. In addition, data from blood level exposure was sufficient to support once a day dosing. The Phase I clinical trial was performed at Advanced Biomedical Research, Inc. Clinical Research Center in Hackensack, NJ. The study was a double-blind, randomized, placebo controlled, and ascending single dose study. An additional Phase I clinical trial was started in February 2007. The trial was a 21 day, escalating, multiple-dose, Phase I safety, tolerability and pharmacokinetics study of ST-246 at three different dosages in healthy volunteers. The trial was performed at the Orlando Clinical Research Center in Orlando, Florida. The study was completed in December 2007 and we reported that the preliminary results indicated that the drug is safe and well tolerated at all tests doses. In 2006, ST-246 became the first drug ever to demonstrate 100% protection against human smallpox virus in a primate trial conducted at the federal Centers for Disease Control and Prevention (CDC). Later in 2006, in two non-human primate trials the drug demonstrated 100% protection to animals injected with high doses of monkeypox virus. One study was sponsored by the National Institute of Allergy and Infectious Diseases (NIAID) at the National Institutes of Health (NIH). The second study was conducted by the U.S. Army Medical Research Institute of Infectious Diseases (USAMRIID) and was funded by the Department of Defense’s Threat Reduction Agency. In late 2006, ST-246 received Orphan Drug designation for both the treatment and prevention of smallpox. During 2006, SIGA received grants from the NIH totaling approximately $21 million for the continued development of the drug. In 2007, we received a grant from the NIH for a total of approximately $600,000, to support the development of ST-246 treatment of smallpox vaccine-related adverse events.

          Anti-Arenavirus Drug: Arenaviruses are hemorrhagic fever viruses that have been classified as Category A agents by the CDC due to the great risk that they pose to public health and national safety. Among the Category A viruses recognized by the CDC, there are four hemorrhagic fever arenaviruses (Junin, Machupo, Guanarito and Sabia viruses) for which there are no FDA approved treatments available. In order to meet this threat, SIGA scientists have identified a lead drug candidate, ST-294, which has demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens. We have also demonstrated the therapeutic efficacy of ST-294 in a preliminary animal challenge study. SIGA also has programs against other hemorrhagic fever viruses including Lassa virus, Dengue Fever, Rift Valley Fever, Lymphocytic choriomeningitis virus (LCMV) and Ebola. We believe that the availability of hemorrhagic fever virus antiviral drugs will address national and global security needs by acting as a significant deterrent and defense against the use of arenaviruses as weapons of bioterrorism. In 2006, SIGA received a three year grant of $6.0 million from the NIH to support the development of antiviral drugs for Lassa fever virus.

          Bacterial Commensal Vectors: Our scientists have developed methods that allow essentially any gene sequence to be expressed in Generally Regarded As Safe (GRAS) gram-positive bacteria, with the foreign protein being displayed on the surface of the live recombinant organisms. Since these organisms are inexpensive to grow and are very stable, this technology affords the possibility of rapidly producing live recombinant vaccines against any variety of biological agents that might be encountered, such as Bacillus anthracis (anthrax) or Smallpox. SIGA scientists are working to develop an alternative vaccine with improved safety for use in preventing human disease caused by pathogenic orthopoxviruses such as variola virus. To accomplish this goal we are utilizing our BCV (bacterial commensal vector) technology. BCV utilizes gram-positive commensal bacteria, such as Streptococcus gordonii, (S. Gordonii) to express heterologous antigens of interest, either in secreted form or attached to its external surface.

          Antibiotics: To combat the problems associated with emerging antibiotic resistance, our scientists are developing drugs designed to address a new target - the bacterial adhesion organelles. Specifically, by using novel enzymes required for the transport and/or assembly of the proteins and structures that bacteria require for adhesion or colonization, we are developing new classes of broad spectrum antibiotics. This may prove valuable in providing prompt treatment to individuals encountering an unknown bacterial pathogen in the air or food supply.

          Market for Biological Defense Programs

          From 2001 through 2007, the Federal Government has allocated over $16 billion in State and local terrorism preparedness funding from the Department of Homeland Security, Health and Human Services and

Justice. In 2006, approximately $5.0 billion was allocated for emergency, preparedness and response funding. A similar amount was enacted for 2007 with a slight increase projected for 2008. The Federal budget for defending against catastrophic threats funding includes not only stockpiling countermeasures that are currently available, but funding to develop new countermeasures for agents that currently have none, and next generation countermeasures that are safer and more effective than those that presently exist. Current BioShield legislation allows the Federal Government to buy critically needed vaccines and medications as soon as experts agree that they are safe and effective enough to be added to the Strategic National Stockpile (http://www.whitehouse.gov/omb/budget/ fy2008/pdf/). One of the major concerns in the field of biological warfare agents is Smallpox – although declared extinct in 1980 by the World Health Organization (WHO), there is a threat that a rogue nation or a terrorist group may have an illegal inventory of the virus that causes Smallpox. The only legal inventories of the virus are held under extremely tight security at the CDC in Atlanta, Georgia and at a laboratory in Russia. As a result of this threat, the U.S. government has announced its intent to make significant expenditures on finding a way to counteract the virus if turned loose by terrorists or on a battlefield. The Congressional Budget Office (the “CBO”) reported that the DHS projects the acquisition of 60 million doses of new Smallpox vaccines over a three year period, commencing in 2005. Further the CBO reports that the DHS will spend an additional $1 billion to replace expired stocks in 2007-2013. The market opportunity for our biological warfare defense products has not been quantified as yet beyond the potential to obtain a share of the approximately $9 billion the federal government is committing to support research in the coming year.

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

          SIGA Antibiotics Product Portfolio

          Our anti-infectives program is targeted principally toward drug-resistant bacteria and hospital-acquired infections. According to estimates from the CDC, approximately two million hospital-acquired infections occur each year in the United States. Our anti-infectives approaches aim to block the ability of bacteria to attach to and colonize human tissue, thereby blocking infection at the first stage in the infection process. By comparison, antibiotics available today act by interfering with either the structure or the metabolism of a bacterial cell, affecting its ability to survive and to reproduce. No currently available antibiotics target the attachment of a bacterium to its target tissue. We believe that, by preventing attachment, the bacteria should be readily cleared by the body’s immune system. SIGA has Gram-positive, Gram-negative and broad spectrum antibiotic technologies.

          Market for Anti-infective Programs

          There are currently approximately 160 million prescriptions written for antibiotics annually in the U.S (Wenzel RP, Edmond MB. Managing antimicrobial resistance. N Engl J Med 2000;343:1961-3) and it is estimated that the worldwide market for antibiotics was worth approximately $25.0 billion in 2005 (Christoffersen, R.E. Antibiotics—an investment worth making? Nature Biotechnology - 24, 1512 - 1514 (2006)). Although our products are too early in development to make accurate assessments of how well they might compete, if successfully developed and marketed against other products currently existing or in development at this time, the successful capture of even a relatively small global market share could lead to a large dollar volume of sales. Some of the antivirals that SIGA is developing are for biowarfare agents and the market for that area is currently unknown, however, there is funding available to purchase these drugs in Project Bioshield as well as through the Department of Defense. Markets for the other antiviral programs at SIGA vary widely depending on the virus and where they are endemic. Each of these programs will be assessed on an individual basis as they approach the New Drug Application stage.

Technology

           Antiviral Technology: Two Approaches

          SIGA has two approaches to the discovery and development of new antiviral compounds: rational drug design and high-throughput screening (HTS). For rational drug design SIGA applies advanced receptor structure-based Virtual Ligand Screening technology for ligand/inhibitor discovery. The analysis of the structure reveals potentially “drugable” pockets. The technology allows us to utilize the three-dimensional structure of the target receptor to screen large virtual compound collections as well as databases of commercially available compounds and prioritize them for subsequent experimental validation. Rational drug design is also used to develop structure activity relationships and lead optimization.

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

Collaborative Research and Licenses

          We have entered into the following license agreements, collaborative research arrangements and contracts:

           National Institutes of Health. In October and August 2006, the NIH awarded us a $16.5 million, 3 year contract and a $4.8 million, 3-year grant, respectively, both to advance the development of our lead drug candidate, ST-246. In September 2007, we received a two-year, $600,000 grant supporting the development of ST-246 treatment of smallpox vaccine-related adverse events. In July 2007, the NIH awarded us a two-year grant for a total of $530,000 to support our strep program. In September 2006, the NIH awarded us a $6.0 million, 3-year grant for the continued development of our arena viruses drug candidates. In August 2004, we were awarded four grants totaling approximately $11.1 million to support our work on Smallpox and Arenaviruses. The 2004 grants were acquired as part of our acquisition of certain assets from ViroPharma Incorporated (“Viropharma”). For the years ending December 31, 2007, 2006, and 2005, we have recognized revenue from the grants of $2,568,000, $3,723,000, and $6,596,000, respectively. In 2007 and 2006, we recognized $2,210,000 and $171,000, respectively, in revenue from our October 2006 contract with the NIH.

          SIGA receives cash payments from the NIH under its grants on monthly and semi-monthly bases, and under its contract on a monthly basis, as the work is performed and the related revenue is recognized. SIGA’s current NIH grants and contract do not include milestone payments. The agreements can be cancelled for non-performance and if cancelled, the Company will not receive additional funds under the agreements.

          As part of our operational strategy we routinely submit grants to the NIH. However, there is no assurance that we will receive additional grants.

          United States Army Medical Research and Material Command. In September 2005, we entered into a $3.2 million, one year contract with the United States Army Medical Research and Material Command (USAMRMC) for the rapid identification and treatment of anti-viral diseases. SIGA completed its work under the contract under-budget and as a result will refund approximately $91,000 to the USAF, which was not recognized as revenue by the Company.

          United States Air Force. In November 2006, we received a $1.4 million, one year contract with the Air Force Medical Service for the development of counter-measures against Dengue viruses and other water-related viral agents. In November 2006 we also received a one-year, $900,000 contract to aid the USAF Special Operations

Command (USAFSOC) in its development of specific anti-viral agents. For the years ended December 31, 2007 and 2006 we recognized revenues of $1,921,000 and $247,000, respectively, from these contracts. SIGA receives cash payments from the USAF on a monthly basis, as the work is performed and the related revenue is recognized. SIGA’s current contracts with the USAF do not include milestone payments.

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

          TransTech Pharma, Inc. In October 2002, we entered into a drug discovery collaboration agreement with TransTech Pharma, Inc., a related party (“TransTech Pharma”). Under the agreement, SIGA and TransTech Pharma collaborate on the discovery, optimization and development of lead compounds to certain therapeutic agents. No revenues were recognized in 2006, 2005, and 2004 from this collaboration. SIGA does not expect receipt or disbursement of funds under the agreement with TransTech Pharma for the next three to five years.

Intellectual Property and Proprietary Rights

          Our commercial success will depend in part on our and our collaborators’ ability to obtain and maintain patent protection for our proprietary technologies, drug targets and potential products and to effectively preserve our trade secrets. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the type and breadth of claims allowed in these patents.

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

The following are our patent positions as of December 31, 2007.

PATENTS	Number Exclusively Licensed from Rockefeller Univ.	Number Co- Exclusively Licensed with Washington Univ.	Number Exclusively Licensed from Oregon State University	Number Exclusively Licensed from UCLA	Number Owned by SIGA	Patent Expiration Dates

U.S.	8	7	1		2	2008, 2013(2), 2014 (6), 2015 (2), 2016 (2), 2017, 2019, 2020 (2)

Australia	5	2	1			2009, 2013, 2014 (2), 2015, 2016, 2019,2020

Canada	2					2010, 2019

Europe	3	1	1			2009, 2010, 2013, 2019, 2020

Hungary	1					2013

Japan	2					2010, 2012

Mexico	1					2016

New Zealand	1					2016

China	1					2016

APPLICATIONS	Number Exclusively Licensed from Rockefeller Univ.	Number Co- Exclusively Licensed with Washington Univ.	Number Exclusively Licensed from Oregon State University	Number Exclusively Licensed from UCLA	Number Owned by SIGA

U.S. applications	1	4		2	6

U.S. provisionals					3

PCT					5

Australia			1	1	3

Canada	3	2	2	1	3

Europe	1	1	1	1	4

Finland	1

Japan	3	2	1	1	4

Hungary	1

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

          The FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits a New Drug Application (“NDA”) or Product License Application (“PLA”) to the FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA or PLA, the FDA will decide whether to approve the drug. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding; there can be no assurance that any approvals will be granted on a timely basis, if at all. A very similar regulatory approval process is in place in Europe, under the authority of the European Medicines Agency (EMEA), and this pathway will have to be pursued independently to obtain regulatory approvals in the member countries.

          Once the product is approved for sale, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor continuously a product’s usage and its effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained. Other countries in which any products developed by us may be marketed could impose a similar regulatory process.

An alternative regulatory mechanism is also available. The Emergency Use Authorization (EUA) authority recently granted by Congress allows the FDA Commissioner to strengthen the public health protections against biological, chemical, radiological, and nuclear agents that may be used to attack the American people or the U.S. armed forces. Under this recent legislation, the FDA Commissioner may allow medical countermeasures to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions caused by such agents, when there are no adequate, approved, and available alternatives. This authority delineates the intent of the 108th Congress which passed the Project BioShield Act of 2004 (S. 15) and of President Bush who signed it into law on July 21, 2004 (P.L. 108-276). The main provisions of this law include (1) relaxing procedures for bioterrorism-related procurement, hiring, and awarding of research grants; (2) guaranteeing a federal government market for new biomedical countermeasures; and (3) permitting emergency use of unapproved countermeasures. Project BioShield countermeasure procurement is funded by the Department of Homeland Security Appropriations Act, 2004 (P.L. 108-90), which advance-appropriated $5.593 billion for FY2004 to FY2013.

Competition

          The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include most of the major pharmaceutical companies, which have financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors include Acambis, Achillion Pharmaceuticals, Arrow Therapeutics, Avant Immuno-therapeutics, Inc., Bavarian Nordic AS, Chimerix Inc., Bioport, Emergent and BioSolutions. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. There is a possibility that our competitors will succeed in developing products that are more effective or less costly than any which are being developed by us or which would render our technology and future products obsolete and noncompetitive.

Human Resources and Facilities

          As of February 29, 2008, we had 38 full-time employees. None of our employees are covered by a collective bargaining agreement and we consider our employee relations to be good.

Availability of Reports and Other Information

          We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

          In addition, our company website can be found on the Internet at www.siga.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-KSB, Form 10-Q, Form 10-QSB and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access www.siga.com, click on “Investor Relations” and “SEC Filing”.

          The following corporate governance related documents are also available on our website:

•	Code of Ethics and Business Conduct

•	Amended and Restated Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Procedure for Sending Communications to the Board of Directors

•	Procedures for Security Holder Submission of Nominating Recommendations

•	2004 Policy on Confidentiality of Information and Securities Trading

To review these documents, access www.siga.com and click on “Corporate Governance.”

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

          We incurred net losses of approximately $5.6 million, $9.9 million, and $2.3 million, for the years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007, 2006, and 2005, our accumulated deficit was approximately $62.0 million, $56.4 million, and $46.5 million, respectively. We expect to continue to incur significant operating expenditures. We will need to generate significant revenues to achieve and maintain profitability.

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

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

          The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing pre-clinical or clinical trials or the unsatisfactory design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenues and other results of operations; and

•	changes in financial estimates by securities analysts.

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

          In general, our research and development programs are at an early stage of development. To obtain FDA approval for our biological warfare defense products we will be required to perform at least one animal efficacy model and provide animal and human safety data. Our other products will be subject to the approval guidelines under FDA regulatory requirements which include a number of phases of testing in humans.

          The FDA has not approved any of our biopharmaceutical product candidates. Any drug candidates developed by us will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial sale. We cannot be sure our approach to drug discovery will be effective or will result in the development of any drug. We cannot predict with certainty whether any drugs resulting from our research and development efforts will be commercially available within the next several years, or if they will be available at all.

          Even if we receive initially positive pre-clinical or clinical results, such results do not mean that similar results will be obtained in the later stages of drug development, such as additional pre-clinical testing or human clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that none of our drug candidates will or can:

•	be safe, non-toxic and effective;

•	otherwise meet applicable regulatory standards;

•	receive the necessary regulatory approvals;

•	develop into commercially viable drugs;

•	be manufactured or produced economically and on a large scale;

•	be successfully marketed;

•	be reimbursed by government and private insurers; and

•	achieve customer acceptance.

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

          Until and unless we successfully achieve commercial approval for any of our products, our ability to generate revenues will largely depend on our ability to enter into additional research grants, collaborative agreements, strategic alliances, contracts and license agreements with third parties or maintain the agreements we currently have in place. Substantially all of our revenues for the years ended December 31, 2007, 2006, and 2005, respectively, were derived from grants, contracts and license agreements. Our current revenue is derived from contract work being performed for the NIH under two major grants and a contract which are scheduled to expire in September 2009 and contracts with the U.S. Air Force which expire in January and April 2008. These agreements are for specific work to be performed under the agreements and could only be canceled by the counter-party for non-performance. We may not earn significant milestone payments under our existing collaborative agreements until our collaborators have advanced products into clinical testing, which may not occur for many years, if at all.

We have material agreements with the following collaborators:

•

National Institutes of Health. In September 2007, the NIH awarded us a two-year, $600,000 grant supporting the development of ST-246 treatment of smallpox vaccine-related adverse events. In July 2007, the NIH awarded us a two-year grant for a total of $530,000 to support our strep program. In October 2006 we received a 3-year, $16.5 million contract from the NIH to advance the development of ST-246. In September 2006, we received a $6.0 million, 3-year grant from the NIH to develop antiviral drugs for the Lassa fever virus. In August 2006, the NIH awarded us a 3-year grant for $4.8 million to continue the development of ST-246. In 2004, we have received grants totaling approximately $11.1 million which expired in 2006. SIGA receives cash payments from the NIH on a monthly or semi-monthly basis, as the work is performed and the related revenue is recognized. SIGA’s current NIH contract and  grants do not include milestone payments. For the years ended December 31, 2007 and 2006 we recognized revenues of $4.8 million and $3.9 million, respectively, from these grants and contracts for work it had performed. The agreements can be cancelled for non-performance and if cancelled, the Company will not receive additional funds under the agreements.

•

United States Air Force. In November 2006, we received a $1.4 million, one year contract with the Air Force Medical Service for the development of counter-measures against Dengue viruses and other water-related viral agents. In November 2006 we also received a one-year, $900,000 contract to aid the USAF Special Operations Command (USAFSOC) in its development of specific anti-viral agents. For the years ended December 31, 2007 and 2006 we recognized revenues of $1.9 million and $247,000, respectively, from these contracts. SIGA receives cash payments from the USAF on a monthly basis, as the work is performed and the related revenue is recognized. SIGA’s current contracts with the USAF do not include milestone payments. The agreements can be cancelled for non-performance and if cancelled, the Company will not receive additional funds under the agreements.

•

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

          The biopharmaceutical industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. There also are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products. Many of these companies have substantially greater financial, technical, research and development resources, and human resources than us. Competitors may develop products or other technologies that are more effective than any that are being developed by us or may obtain FDA approval for products more rapidly than us. If we commence commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which we have no experience. Many of these companies also have manufacturing facilities and established marketing capabilities that would enable such companies to market competing products through existing channels of distribution. Two companies with similar profiles are VaxGen, Inc., which is developing vaccines against anthrax, Smallpox and HIV/AIDS; and Avant Immunotherapeutics, Inc., which has vaccine programs for agents of biological warfare.

Because we must obtain regulatory clearance to test and market our products in the United States, we cannot predict whether or when we will be permitted to commercialize our products.

         A pharmaceutical product cannot generally be marketed in the U.S. until it has completed rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Pharmaceutical products typically take many years to satisfy regulatory requirements and require the expenditure of substantial resources depending on the type, complexity and novelty of the product and its intended use.

         Before commencing clinical trials in humans, we must submit and receive clearance from the FDA by means of an IND application. Institutional review boards and the FDA oversee clinical trials and such trials:

•	must be conducted in conformance with the FDA regulations;

•	must meet requirements for institutional review board oversight;

•	must meet requirements for informed consent;

•	must meet requirements for good clinical and manufacturing practices;

•	are subject to continuing FDA oversight;

•	may require large numbers of test subjects; and

•

may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in any of the Company’s IND applications or the conduct of these trials.

         Before receiving FDA clearance to market a product in the absence of a medical or public health emergency, we must demonstrate that the product is safe and effective on the patient population that will be treated. Data we obtain from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. Additionally, we have limited experience in conducting and managing the clinical trials and manufacturing processes necessary to obtain regulatory clearance.

         If full regulatory clearance of a product is granted, this clearance will be limited only to those states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive full marketing clearance.

If our technologies or those of our collaborators are alleged or found to infringe the patents or proprietary rights of others, we may be sued or have to license those rights from others on unfavorable terms.

         Our commercial success will depend significantly on our ability to operate without infringing the patents and proprietary rights of third parties. Our technologies, along with our licensors’ and our collaborators’

technologies, may infringe the patents or proprietary rights of others. If there is an adverse outcome in litigation or an interference to determine priority or other proceeding in a court or patent office, then we, or our collaborators and licensors, could be subjected to significant liabilities, required to license disputed rights from or to other parties and/or required to cease using a technology necessary to carry out research, development and commercialization. At present we are unaware of any or potential infringement claims against our patent portfolio.

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

PharmAthene, Inc., has filed a lawsuit against the Company seeking among other things, a license to ST-246. While we believe that we have meritorious defenses to the claim, there can be no assurance concerning the outcome. If PharmAthene were successful in obtaining a license through this litigation, the license may be on terms that are not favorable to the Company.

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

          Our commercial success will depend in part on our and our collaborators’ ability to obtain and maintain patent protection for our proprietary technologies, drug targets and potential products and to effectively preserve our trade secrets. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the type and breadth of claims allowed in these patents.

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

          We included a summary of our patent positions as of December 31, 2007 in Part I, Item 1 of this document.

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

          We might experience growth in the number of our employees and the scope of our operations. This potential future growth could place a significant strain on our management and operations. Our ability to manage this potential growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems and to hire, train and manage our employees.

Our activities involve hazardous materials and may subject us to environmental regulatory liabilities.

          Our biopharmaceutical research and development involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources. The research and development activities of our company do not produce any unusual hazardous products. We do use small amounts of radioactive isotopes commonly used in pharmaceutical research, which are stored, used and disposed of in accordance with Nuclear Regulatory Commission  regulations. We maintain liability insurance in the amount of approximately $3,000,000, and we believe this should be sufficient to cover any contingent losses.

          We believe that we are in compliance in all material respects with applicable environmental laws and regulations and currently do not expect to make material additional capital expenditures for environmental control facilities in the near term. However, we may have to incur significant costs to comply with current or future environmental laws and regulations.

Our potential products may not be acceptable in the market or eligible for third-party reimbursement resulting in a negative impact on our future financial results.

          Any products successfully developed by us or our collaborative partners may not achieve market acceptance. The antibiotic products which we are attempting to develop will compete with a number of well-established traditional antibiotic drugs manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our products will depend on a number of factors, including:

•	the establishment and demonstration in the medical community of the clinical efficacy and safety of such products,

•	the potential advantage of such products over existing treatment methods, and

•	reimbursement policies of government and third-party payors.

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

          If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur:

•	regulatory approval may be withdrawn;

•	reformulation of our products, additional clinical trials, changes in labeling of our products may be required;

•	changes to or re-approvals of our manufacturing facilities may be required;

•	sales of the affected products may drop significantly;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

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

          Our management believes that we have the ability to acquire or produce quantities of products sufficient to support our present needs for research and our projected needs for our initial clinical development programs. The manufacturer of all of our products will be subject to current Good Manufacturing Practices (GMP) requirements prescribed by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There can be no assurance that we will be able to manufacture products, or have products manufactured for us, in a timely fashion at acceptable quality and prices, that we or third party manufacturers can comply with GMP, or that we or third party manufacturers will be able to manufacture an adequate supply of product.

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

          Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. At December 31, 2007, Directors, Officers and principal stockholders beneficially owned approximately 36.1% of our stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

          Our headquarters are located in New York City and our research and development facilities are located in Corvallis, Oregon. In New York, we lease approximately 3,000 square feet under a lease that expires on February 28, 2010. In Corvallis, we lease approximately 18,100 square feet under an amended lease agreement signed in January 2007, which expires in December 2011. Our facility in Oregon has been improved to meet the special requirements necessary for the operation of our research and development activities. In the opinion of the management, these facilities are sufficient to meet the current and anticipated future requirements of SIGA.

Item 3.	Legal Proceedings

          On December 20, 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to SIGA-246, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to us during the negotiation process. On January 9, 2007, we filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. The Company moved to stay discovery on January 26, 2007 and this motion was granted on March 8, 2007. On January 16, 2008, the Court of Chancery denied our motion to dismiss and lifted the stay of discovery. Both parties to the litigation have outstanding document requests and discovery is proceeding. The Company filed its answer to the Complaint on January 31, 2008. SIGA plans to defend itself vigorously.

Item 4.	Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

          Our common stock has been traded on the Nasdaq Capital Market since September 9, 1997 and trades under the symbol “SIGA.” Prior to that time there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported on the Nasdaq Capital Market.

Price Range

2006	High	Low
First Quarter	$1.64	$0.87
Second Quarter	$1.81	$1.16
Third Quarter	$2.33	$1.00
Fourth Quarter	$5.50	$1.40

2007	High	Low
First Quarter	$6.04	$3.36
Second Quarter	$5.94	$3.21
Third Quarter	$4.70	$2.52
Fourth Quarter	$4.50	$2.95

          The following line graph compares the cumulative total stockholder return through December 31, 2007, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2001 in each of (i) the Common Stock, (ii) the NASDAQ National Market-US; and (iii) the NASDAQ Pharmaceutical Index.

Value of Initial Investment	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

SIGA Technologies, Inc.	$100.00	$160.14	$116.08	$66.43	$262.24	$215.38
NASDAQ Composite Index	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
NASDAQ Biotech Composite Index	$100.00	$145.75	$154.68	$159.06	$160.69	$168.05

As of March 4, 2008, the closing bid price of our common stock was $2.12 per share. There were 67 holders of record as of March 4, 2008. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

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

The following table sets forth selected financial information derived from our audited consolidated financial statements as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003.

The year ended December 31,	Revenues	Selling, general & administrative	Research and development	Patent preparation fees	In-process research and development	Impairment of intangible assets

2007	$6,699	$3,704	$9,943	$515	$—	$—
2006	$7,258	$4,624	$9,149	$295	$—	$—
2005	$8,477	$2,481	$8,295	$232	$—	$—
2004	$1,839	$4,042	$4,166	$393	$568	$2,118
2003	$732	$2,646	$2,943	$300	$—	$137

The year ended December 31,	Operating loss	Net loss	Net loss per share: basic & diluted	Weighted average shares outstanding: basic and diluted

2007	$(7,463)	$(5,639)	$(0.17)	33,330,814
2006	$(6,810)	$(9,899)	$(0.35)	28,200,130
2005	$(2,532)	$(2,288)	$(0.09)	24,824,824
2004	$(9,448)	$(9,373)	$(0.40)	23,724,026
2003	$(5,296)	$(5,277)	$(0.34)	15,717,138

As of and for the year ended December 31,	Total assets	Cash & cash equivalents	Long term obligations	Total stockholders’ equity	Net cash used in operating activities

2007	$10,589	$6,832	$3,243	$5,228	$(5,448)
2006	$14,028	$10,640	$4,696	$7,282	$(4,438)
2005	$6,132	$1,772	$642	$3,231	$(1,392)
2004	$6,111	$2,021	$—	$4,559	$(4,890)
2003	$6,100	$1,441	$—	$5,551	$(5,332)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

          Since our inception in December 1995, SIGA has pursued the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as Smallpox and Arenaviruses. In September 2007, we received a two-year  grant from the NIH for a total of approximately $600,000, to support the development of ST-246 treatment of smallpox vaccine-related adverse events. During the third quarter of 2006 we were awarded a 3-year, $16.5 million contract from the NIH and an additional 3-year, $4.8 million Phase II continuation grant from the NIH. Both awards support the continuing development of our smallpox drug candidate, ST-246. Our efforts to develop ST-246 were also supported by previous  grants from the NIH totaling $5.8 million, a $1.0 million agreement with Saint Louis University, and a $1.6 million contract with the U.S. Army. Our initiative to advance SIGA’s Arenavirus programs is supported by a 3-year, $6.0 million grant from the NIH, received in September 2006 and previous grants from the NIH totaling $6.3 million.

          Our anti-viral programs are designed to prevent or limit the replication of the viral pathogen. Our anti-infectives programs are aimed at the increasingly serious problem of drug resistance. These programs are designed to block the ability of bacteria to attach to human tissue, the first step in the infection process.

          We do not have commercial products, and we cannot predict with certainty when our products will be able to be sold in substantial quantities. We will need additional funds to complete the development of our  products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining future financing on terms acceptable to us. Management believes that its existing cash balances combined with cash flows primarily from continuing government grants and contracts, anticipated new government grants and contracts or reduction of certain operating expenses will be sufficient to support SIGA’s operations beyond the next twelve months, and that sufficient cash flows will be available to meet the Company’s business objectives during that period.

          Our technical operations are based in our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing antiviral, antibiotic and vaccine programs through a combination of government grants, contracts and strategic alliances. While we have had success in obtaining strategic alliances, contracts and grants, there is no assurance that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future. We expect to incur operating losses for the foreseeable future and there can be no assurance that we will ever achieve profitable operations.

Critical Accounting Estimates

          The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which could impact goodwill impairments; the assessment of recoverability of long-lived assets, which primarily impacts operating income if impairment exists. Below, we discuss these policies further, as well as the estimates and judgments involved. Other key accounting policies, including revenue recognition, are less subjective and involve a far lower degree of estimates and judgment.

Significant Accounting Policies

          The following is a brief discussion of the more significant accounting policies and methods used by us in the preparation of our consolidated financial statements. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of all of the significant accounting policies.

          Share-based Compensation

          The Company accounts for its stock-based compensation programs under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite periods in the Company’s consolidated statement of operations.

          Fair value of financial instruments

          The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock rights and warrants which are classified as assets or liabilities under the provisions of EITF 00-19 are recorded at their fair market value as of each reporting period. The Company applies the Black-Scholes pricing model to calculate the fair values of common stock rights and warrants using the contracted term of the instruments and expected volatility that is calculated as a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

           Revenue Recognition

          The Company recognizes revenue from contract research and development and research progress payments in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). In accordance with SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue is earned, over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

           Goodwill

          Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

          The Company evaluates goodwill for impairment annually, in the fourth quarter of each year. In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2007, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value. In the past, our market capitalization has been significantly in excess of the Company’s carrying value. It is reasonably likely that the future market capitalization of SIGA may exceed or fall short of our current market capitalization, in which case a different amount for potential impairment would result. The use of the discounted expected future cash flows to evaluate the fair value of the Company as a whole is reasonably likely to produce different results than the Company’s market capitalization.

          Intangible Assets

          Acquisition-related intangibles include acquired technology, customer contracts, grants and covenants not to compete, and are amortized on a straight line basis over periods ranging from 2-4 years.

          In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company performs a review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Our estimates of projected cash flows are dependent on many factors, including general economic trends, technological developments and projected future contracts and government grants. It is reasonably likely that future cash flows associated with our intangible assets may exceed or fall short of our current projections, in which case a different amount for impairment would result. If our actual cash flows exceed our estimates of future cash flows, any impairment charge would be greater than needed. If our actual cash flows are less than our estimated cash flows, we may need to recognize additional impairment charges in future periods, which would be limited to the carrying amount of the intangible assets.

          Recent accounting pronouncements

          Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.

          As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from December 31, 2007. As of December 31, 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the year ended December 31, 2007.

          In June 2007, the FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of this Issue is limited to nonrefundable advance payments for goods and services related to research and development activities. The Issue addresses whether such advanced payments should be expensed as incurred or capitalized. SIGA is required to adopt EITF 07-3 effective January 1, 2008. As of December 31, 2007, the Company does not have any arrangements that would be subject to the scope of EITF 07-3.

          In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS 141R will only impact us if we are party to a business combination after the pronouncement has been adopted.

          In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51. SFAS 160 requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact of this statement on our financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of December 31, 2007, we believe that SFAS 160 will not affect our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2007	2006	2005

Revenue	100%	100%	100%

Selling, general and administrative	55%	64%	29%
Research and development	148%	126%	98%
Patent preparation fees	8%	4%	3%
In-process research and development	0%	0%	0%
Impairment of intangible assets	0%	0%	0%

Operating loss	111%	94%	30%

Years ended December 31, 2007, 2006, and 2005.

          Revenues from research and development contracts and grants for the year ended December 31, 2007 were $6.70 million, a decline of $560,000 or 7.7% from the $7.26 million in revenues recorded for the year ended December 31, 2006. During the year ended December 31, 2007, we recognized revenues of $4.52 million from NIH grants and an agreement with the NIH supporting our lead programs. Revenues from NIH grants, an agreement with the NIH and an agreement with Saint Louis University, supporting these lead programs during the year ended December 31, 2006 were $3.7 million. Revenues recorded from our programs with the USAF and the US Army were $1.9 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively. The decline of $800,000 in revenues generated from our agreements with the USAF and the US Army is mainly due to revenues generated in 2006 from a one-year agreement with the US Army, signed in September 2005 and completed in 2006. The decline in revenues recorded for the year ended December 31, 2007 was also due to the completion of a one year, $500,000, Phase I grant from the NIH to support the development of our Bacterial Commensal Vector technology for the delivery of smallpox vaccine, which we completed in February 28, 2007. Revenues recorded in connection with this grant were $82,000 and $409,000, for the years ended December 31, 2007 and 2006, respectively. Revenues for the year ended December 31, 2006 also included $412,000 related to a four-year agreement with the US Army, supporting our Strep program, which was completed in December 31, 2006. In July 2007, we were awarded a two-year grant for a total of $530,000 to support of Strep program. For the year ended December 31, 2007 we recorded $67,000 from this grant.

          Revenues for the years ended December 31, 2006 and 2005 were $7.26 million and $8.48 million, respectively. Revenues recorded for the year ended December 31, 2006 declined $1.2 million or 14% from the prior year. For the year ended December 31, 2006 we recorded $3.7 million from an NIH contract, NIH grants and an agreement with Saint Louis University, supporting two of our lead programs. Revenues from NIH grants supporting these programs during the year ended December 31, 2005 were $7.2 million. The decline of $3.5 million was partially offset by a $1.8 million increase in revenues recognized from our $3.2 million, one year contract with USAMRMC for the rapid identification and treatment of anti-viral diseases. The agreement was signed in September 2005 and was completed in 2006. Revenue recognized in connection with this agreement increased from $653,000 in 2005 to $2.5 million in 2006. The decline in revenues supporting our two lead programs was also offset by $409,000 recorded in connection with a $500,000, one year, Phase I grant from the NIH to support the development of our Bacterial Commensal Vector technology for the delivery of smallpox vaccine, which we completed in February 2007. In November 2006, we received a $1.4 million, one year contract with the Air Force Medical Service for the development of counter-measures against Dengue viruses and other water-related viral agents. In November 2006 we also received a one-year, $900,000 contract to aid the USAF Special Operations Command (USAFSOC) in its development of specific anti-viral agents. For the year ended December 31, 2006 we recognized revenues of $247,000 from these contracts.

          Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2007 and 2006 were $3.70 million and $4.62 million, respectively. The decline of $920,000 or 20% is mainly attributed to professional fees incurred during 2006 in connection with a business transaction and a non-cash consulting charge recorded in 2006. During the year ended December 31, 2006 we recorded legal, accounting, and consulting expenses of $861,000, $183,000, and $132,000, respectively, for due diligence services, fairness opinion and legal advice related to a potential business transaction. During the year ended December 31, 2006, we also recorded non-cash consulting charge of $156,000 related to the issuance of warrants to advisors. The decline in SG&A expenses was partially offset by legal expenses of $240,000 incurred in connection with our defense against an action filed against SIGA, and accounting fees of $110,000 related to the audit of our Sarbanes-Oxley compliance.

          SG&A expenses for the years ended December 31, 2006 and 2005 were $4.62 million and $2.48 million, respectively. The increase of $2.14 million or 86% is mainly attributed to $1.2 million of professional fees and $530,000 of non-cash share base compensation and consulting charges recorded for the year ended December 31, 2006, and a credit of $303,000 in legal expenses recorded in 2005. During the year ended December 31, 2006 we recorded legal, accounting and consulting expenses of $861,000, $183,000 and $132,000, respectively, for due diligence services, fairness opinion and legal advice related to a potential business transaction. In 2006, we recorded $156,000 of non-cash consulting charge reflecting the fair market value of 400,000 warrants issued under a February 2003 consulting agreement. For the year ended December 31, 2006, we also recorded a $376,000 non-cash charge for share based compensation following the adoption of FAS 123(R) on January 1, 2006.

          Research and development (“R&D”) expenses were $9.94 million and $9.15 million for the years ended December 31, 2007 and 2006, respectively, an increase of $790,000 or 8.7% from the year ended December 31, 2006. Expenditures related to clinical and pre-clinical testing and manufacturing of our lead drug candidates increased $1.1 million from the year ended December 31, 2006. Our payroll and related expense has increased by $350,000 from the year ended December 31, 2006, reflecting the expansion and change in composition of our research and development workforce. In addition, depreciation expense for the year ended December 31, 2007 increased $294,000 from the same period in 2006. These increases were partially offset by a decline of $602,000 in amortization expense and a decline of $351,000 in external R&D service charges related to our USAF and US Army contracts.

          R&D expenses for the years ended December 31, 2006 and 2005 were $9.15 million and $8.30 million, respectively. On April 1, 2006, we completed the renovation of a new laboratory space in Corvallis, Oregon. Depreciation expense, lab supplies expenditures and rent expense for the year ended December 31, 2006, increased by $637,000, $354,000, and $381,000, respectively, from the same period in 2005. During the year ended December 31, 2006, we expanded our R&D work force from 35 full time employees to 41 full time employees. R&D payroll and related expenses increased by $743,000 as a result of this expansion and bonuses paid in 2006 to our R&D employees. In addition, R&D expenditures related to our contract with USAMRMC and two contracts with the U.S. Air Force received in 2006 increased $646,000 from $249,000 in 2005 to $895,000 in 2006. These increases were partially offset by a decline of $1.9 million in R&D expenditures related to two of our lead programs.

          During the years ended December 31, 2007, 2006 and 2005, we spent $3.2 million, $2.3 million, and $3.9 million, respectively, on the development of ST-246. For the year ended December 31, 2007, we spent $924,000 on internal human resources and $2.24 million mainly on manufacturing and clinical testing. For the year ended December 31, 2006, we spent $678,000 on internal human resources and $1.6 million on clinical and pre-clinical testing of ST-246. For the year ended December 31, 2005, we spent $708,000 on internal human resources and $3.2 million on pre-clinical testing of ST-246. From inception of the ST-246 development program to-date, we expended a total of $9.6 million related to the program, of which $2.4 million and $7.2 million were spent on internal human resources, and clinical and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

          During the years ended December 31, 2007, 2006 and 2005, we spent $1.3 million, $1.3 million and $1.6 million, respectively, to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. For the year ended December 31, 2007, we spent $227,000 on internal human resources and $1.1 million mainly on pre-clinical testing. For the year ended December 31, 2006, we spent $536,000 on internal human resources and $729,000 on pre-clinical testing. For the year ended December 31, 2005, we spent $777,000 on internal human resources and $787,000 on pre-clinical testing of ST-294. From inception of our programs to develop ST-193, ST-294, and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $4.5 million related to the programs, of which $1.8 million and $2.7 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the programs. They exclude additional expenditures such as the cost to acquire the programs, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

          For the years ended December 31, 2007, 2006 and 2005, we spent $1.3 million, $1.6 million, and $381,000, respectively, in expenses related to our USAF and US Army Agreements. During the year ended December 31, 2007, we spent $910,000 on internal human resources and $372,000 for external R&D services. During the year ended December 31, 2006, we spent $693,000 and $910,000 on internal human resources and external R&D services, respectively. For the year ended December 31, 2005, we spent $132,000 on internal human resources and $249,000 for external R&D services related to the program. Costs related to our work on the USAF Agreements from September 2005 to date were $3.2 million, of which we spent $1.7 million and $1.5 million on internal human resources and external R&D services, respectively. These resources reflect SIGA’s research and development expenses directly related to these agreements. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

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

          The risk of failure to complete any program is high, as each, other than our smallpox program which successfully completed 21-day dose-escalating studies in 2007, is in the relatively early stage of development. Products for the biological warfare defense market, such as the ST-246 smallpox anti-viral, could generate revenues in one to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of our biological warfare defense programs to increase as the potential products enter animal studies and safety testing, including human safety trials. Funds for future development will be partially paid for by NIH contracts and grants, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products would slow or possibly be suspended. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

          Patent preparation expenses for the years ended December 31, 2007 and 2006 were $515,000 and $295,000, respectively. Patent preparation expenses increased $220,000, or 75%, mainly due to new filings related to our leading drug candidates.

          Patent preparation costs for the year ended December 31, 2006 were $295,000 compared to $232,000 for the year ended December 31, 2005. The increase of 63,000, or 27%, is mainly due to a refund of $83,000 received in 2005 from our patent legal counsel.

          Total operating loss for the years ended December 31, 2007 and 2006 was $7.5 million and $6.8 million, respectively. Our operating loss increased mainly due to a decline of $600,000 in revenues generated in 2007, and an increase in R&D and patent expenses of $729,000 and $220,000, respectively, partially offset by a decline of $932,000 in G&A expenses.

          Total operating loss for the year ended December 31, 2006 was $6.8 million compared with $2.5 million for 2005. The increase of $4.2 million in operating loss relates mainly to $1.2 million of professional fees incurred in connection with a potential business transaction, a decline of $1.2 million in revenues generated in 2006, and an increase of $870,000 in non-cash expenses recorded for depreciation, amortization and non-cash compensation.

          Changes in the fair value of common stock rights and common stock warrants sold together with common stock in October 2006 and November 2005 are recorded as gains or losses. For the years ended December 31, 2007 and 2006, we recorded a gain of $1.4 million and a loss of $3.1 million, respectively, reflecting changes in the fair market value of warrants and rights to purchase common stock during the respective years. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction. For the year ended December 31, 2005, we recorded a gain of $253,000, reflecting the decline in the fair value of the warrants and the rights to acquire additional shares of our common stock, from October 2005 through December 31, 2005.

          Other income for the years ended December 31, 2007, 2006, and 2005, was $394,000, $1,600, and $9,000, respectively. Other income in 2007 represented interest income on our cash and cash equivalents. For the year ended December 31, 2006, we recorded interest income of $147,000 generated from higher cash balance subsequent to the October 2006 sale of SIGA common stock and warrants. Interest income in 2006 was offset by interest charges of $114,000 relating to loans payable in the amount of $3.0 million which we paid in full in October 2006.

Liquidity and Capital Resources

          On December 31, 2007, we had $6.8 million in cash and cash equivalents. During the year ended December 31, 2007, we received net proceeds of $3.0 million from exercises of warrants and options to purchase shares of the Company’s Common stock, and repaid the entire balance of $130,000 due on a loan payable.

          In September 2007, we received a two-year grant for a total of approximately $600,000 supporting our development of ST-246 treatment of smallpox vaccine-related adverse events. In July 2007, we were awarded a two-year grant for a total of $530,000 to support our Strep program.

           Operating activities

          Net cash used in operations during the years ended December 31, 2007 and 2006 was $5.4 million and $4.4 million, respectively. The increase in net cash used in operations is mainly due to the use of additional cash to support clinical and pre-clinical testing of our leading programs and to support the increase in our R&D payroll expenses. In addition, during the year ended December 31, 2007, our account receivable balance increased

$300,000, compared with a decline of $266,000 in accounts receivable during the same period in 2006 as a result of collection of accounts receivable that were outstanding at December 31, 2005.

           Investing activities

          Capital expenditures during the years ended December 31, 2007 and 2006 were $1.2 million and $884,000, respectively, and mainly supported the renovation of our research facility in Oregon.

           Financing activities

          Cash provided by financing activities was $2.9 million and $14.2 million during the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007 we received net proceeds of $3.0 million from exercises of options and warrants to purchase common stock, and repaid the entire balance of $130,000 due on a loan payable to General Electric Capital Corporation. During the year ended December 31, 2006 we received $8.4 million from the sale of common stock and warrants to acquire common stock, $4.3 million from the exercise of options and warrants to purchase shares of common stock, and $1.5 million from exercises of rights to purchase 1,500,000 shares of our common stock for $1.10 per share.

           Other

          We have incurred cumulative net losses and expect to incur additional losses to perform further research and development activities. We do not have commercial products and have limited capital resources. Our plans with regard to these matters include continued development of our products as well as seeking additional working capital through a combination of collaborative agreements, strategic alliances, research grants, equity and debt financing. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining future financing on commercially reasonable terms or that we will be able to secure funding from anticipated government contracts and grants.

          We believe that our existing cash balances combined with cash flows primarily from continuing government grants and contracts, anticipated new government grants and contracts or reduction of certain operating expenses will be sufficient to support our operations beyond the next twelve months, and that sufficient cash flows will be available to meet our business objectives during that period.

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

Contractual Obligations, Commercial Commitments and Purchase Obligations

          As of December 31, 2007, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Year ended December 31,

2008	576,948
2009	579,648
2010	466,448
2011	443,748

Total	$2,066,792

Off-Balance Sheet Arrangements

          SIGA does not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007, and changed the manner in which it accounts for share-based compensation effective January 1, 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 12, 2008

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

	December 31, 2007	December 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$6,832,290	$10,639,530
Accounts receivable	986,489	617,032
Prepaid expenses	130,115	141,032

Total current assets	7,948,894	11,397,594

Property, plant and equipment, net	1,479,678	1,320,315
Goodwill	898,334	898,334
Intangible assets, net	—	165,243
Other assets	261,766	246,201

Total assets	$10,588,672	$14,027,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,321,146	$1,357,906
Accrued expenses and other	594,524	382,679
Accrued bonuses	202,000	201,825
Notes payable	—	107,520

Total current liabilities	2,117,670	2,049,930
Non-current portion of notes payable	—	22,809
Common stock warrants	3,242,797	4,673,098

Total liabilities	5,360,467	6,745,837
Commitments and contingencies	—	—
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 33,937,549 and 32,452,210 issued and outstanding at December 31, 2007 and December 31, 2006, respectively)	3,394	3,245
Additional paid-in capital	67,230,987	63,646,224
Accumulated deficit	(62,006,176)	(56,367,619)

Total stockholders’ equity	5,228,205	7,281,850

Total liabilities and stockholders’ equity	$10,588,672	$14,027,687

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Revenues
Research and development	$6,698,717	$7,257,532	$8,476,741

Operating expenses
Selling, general and administrative	3,704,058	4,623,577	2,481,489
Research and development	9,942,503	9,149,327	8,295,262
Patent preparation fees	515,263	295,006	232,329

Total operating expenses	14,161,824	14,067,910	11,009,080

Operating loss	(7,463,107)	(6,810,378)	(2,532,339)

Decrease (increase) in fair market value of common stock rights and common stock warrants	1,430,301	(3,089,997)	235,730
Other income (expense), net	394,249	1,667	9,059

Net loss	$(5,638,557)	$(9,898,708)	$(2,287,550)

Weighted average shares outstanding: basic and diluted	33,330,814	28,200,130	24,824,824

Net loss per share: basic and diluted	$(0.17)	$(0.35)	$(0.09)

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

	Series A Convertible Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance at January 1, 2005	68,038	$58,672	24,500,648	$2,450

Net proceeds allocated to the issuance of common stock ($1.00 per share)			2,000,000	$200
Stock options issued to members of the Board of Directors
Net loss

Balance at December 31, 2005	68,038	$58,672	26,500,648	$2,650

Net proceeds allocated to the issuance of common stock ($4.54 per share)			2,000,000	$200
Conversion of preferred stock for common stock	(68,038)	(58,672)	68,038	7
Stock based compensation
Stock issued for services
Issuance of common stock upon exercise of stock options and warrants			2,383,524	238
Issuance of common stock upon exercise of common stock rights			1,500,000	150
Fair value of exercised common stock rights and warrants
Net loss

Balance at December 31, 2006	—	$—	32,452,210	$3,245

Issuance of common stock upon exercise of stock options and warrants			1,485,339	149
Stock based compensation
Net loss

Balance at December 31, 2007	—	$—	33,937,549	$3,394

The accompanying notes are an integral part of these financial statements.

(Continued)

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity

Balance at January 1, 2005	$48,679,650	$(44,181,361)	$4,559,411

Net proceeds allocated to the issuance of common stock ($1.00 per share)	$947,269		947,469
Stock options issued to members of the Board of Directors	11,700		11,700
Net loss		(2,287,550)	(2,287,550)

Balance at December 31, 2005	$49,638,619	$(46,468,911)	$3,231,030

Net proceeds allocated to the issuance of common stock ($4.54 per share)	$5,948,328		5,948,528
Conversion of preferred stock for common stock	58,665		—
Stock based compensation	470,892		470,892
Stock issued for services	156,470		156,470
Issuance of common stock upon exercise of stock options and warrants	4,337,604		4,337,842
Issuance of common stock upon exercise of common stock rights	1,534,350		1,534,500
Fair value of exercised common stock rights and warrants	1,501,296		1,501,296
Net loss		(9,898,708)	(9,898,708)

Balance at December 31, 2006	$63,646,224	$(56,367,619)	$7,281,850

Issuance of common stock upon exercise of stock options and warrants	3,013,841		3,013,990
Stock based compensation	570,922		570,922
Net loss		(5,638,557)	(5,638,557)

Balance at December 31, 2007	$67,230,987	$(62,006,176)	$5,228,205

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities:
Net loss	$(5,638,557)	$(9,898,708)	$(2,287,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,083,705	788,014	145,809
Amortization of intangible assets	165,243	767,492	1,181,562
(Increase) decrease in fair market value of rights and warrants	(1,430,301)	3,089,997	(235,730)
Stock based compensation	570,922	470,892	11,700
Non-cash consulting expense	—	156,470	—
Loss on impairment of investments	—	—	15,000
Loss on write-off of prepaid investments	—	—	116,243
Changes in assets and liabilities:
Accounts receivable	(369,457)	266,022	(774,150)
Prepaid expenses	10,917	19,112	2,160
Other assets	(15,565)	(12,075)	(67,401)
Deferred revenue	—	(347,319)	347,319
Accounts payable and accrued expenses	175,260	262,098	152,587

Net cash used in operating activities	(5,447,833)	(4,438,005)	(1,392,451)

Cash flows from investing activities:
Capital expenditures	(1,243,068)	(884,182)	(861,941)

Net cash used in investing activities	(1,243,068)	(884,182)	(861,941)

Cash flows from financing activities:
Net proceeds from issuance of common stock and derivatives	—	8,424,406	1,791,718
Proceeds from issuance of notes payable	—	3,000,000	276,434
Net proceeds from exercise of common stock rights	—	1,534,500	—
Net proceeds from exercise of warrants and options	3,013,990	4,337,842	—
Repayment of notes payable	(130,329)	(3,107,520)	(62,209)

Net cash provided by financing activities	2,883,661	14,189,228	2,005,943

Net (decrease) increase in cash and cash equivalents	(3,807,240)	8,867,041	(248,449)
Cash and cash equivalents at beginning of period	10,639,530	1,772,489	2,020,938

Cash and cash equivalents at end of period	$6,832,290	$10,639,530	$1,772,489

Cash paid for interest on notes payable	$10,192	$135,055	$11,105
Non-cash supplemental information:
Conversion of preferred stock to common stock	$—	$58,672	$—
Cashless exercise of warrants to purchase common stock	$153,804	$—	$—

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Organization

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a bio-defense company engaged in the discovery, development and commercialization of products for use in defense against biological warfare agents such as Smallpox and Arenaviruses. The Company is also engaged in the discovery and development of other novel anti-infectives, vaccines, and antibiotics for the prevention and treatment of serious infectious diseases. The Company’s anti-viral programs are designed to prevent or limit the replication of viral pathogens. SIGA’s anti-infectives programs target the increasingly serious problem of drug resistant bacteria and emerging pathogens.

Basis of presentation

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management’s plans with regard to these matters include continued development of its products as well as seeking additional research support funds and future financial arrangements. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient future financing on commercially reasonable terms or that the Company will be able to secure funding from anticipated government contracts and grants. Management believes that existing cash balances combined with cash flows primarily from continuing government grants and contracts, anticipated new government grants and contracts or reduction of certain operating expenses will be sufficient to support its operations beyond the next twelve months, and will fund the Company’s business objectives during that period. If the Company is unable to raise adequate capital or achieve profitability, future operations will need to be scaled back or discontinued. Continuance of the Company as a going concern is dependent upon, among other things, the success of the Company’s research and development programs and the Company’s ability to obtain adequate financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include the realization of deferred tax assets, useful lives and impairment of goodwill, and tangible and intangible assets, and the value of options and warrants granted or issued by the Company. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

Revenue Recognition

The Company recognizes revenue from contract research and development and research payments in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). In accordance with SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue as earned, over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

For the years ended December 31, 2007, 2006, and 2005, revenues from National Institutes of Health (“NIH”) contracts and grants was 71%, 53%, and 87%, respectively, of total revenues recognized by the Company.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2007, 2006, and 2005, the Company had no allowance for doubtful accounts.

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

The Company evaluates goodwill for impairment annually, in the fourth quarter of each year. In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2007 and 2006, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value.

Identified Intangible Assets

Acquisition-related intangibles include acquired technology, customer contracts, grants and covenants not to compete, and are amortized on a straight line basis over periods ranging from 2-4 years.

In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company performs a review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the Company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Our estimates of projected cash flows are dependent on many factors, including general economic trends, technological developments and projected future contracts and government grants. It is reasonably likely that future cash flows associated with our intangible assets may exceed or fall short of our current projections, in which case a different amount for impairment would result.

Income taxes

Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.

As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from December 31, 2007. As of December 31, 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the year ended December 31, 2007.

Net loss per common share

The Company computes, presents and discloses earnings per share in accordance with SFAS 128 “Earnings Per Share” (“EPS”) which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares.

The Company incurred losses for the years ended December 31, 2007, 2006 and 2005, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At December 31, 2005, 68,038 shares of the Company’s Series A convertible preferred stock have been excluded from the computation of diluted loss per share as they were anti-dilutive. These shares were converted into shares of the Company’s common stock in 2006. At December 31, 2007, 2006, and 2005, outstanding options to purchase 8,159,768, 7,736,145, and 9,399,561 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $4.63 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At December 31, 2007, 2006, and 2005, outstanding warrants to purchase 8,262,377, 9,441,915, and 9,378,794 shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

Share-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite periods in the Company’s consolidated statement of operations.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures” (“SFAS 148”) during the year ended December 31, 2005.

2005

Net loss available to common stockholders, as reported	$(2,287,550)

Add: Stock-based employee compensation expense included in reported net loss	11,700
Deduct: Total stock based compensation expense determined under the fair value based method	(709,285)

Net loss available to common stockholders, pro forma	$(2,985,135)

Loss per common share - basic and diluted:
As reported	$(0.09)
Pro forma	$(0.12)

Segment information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and only has one reportable segment as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Recent accounting pronouncements

In June 2007, the FASB issued EITF Issue 07-3 “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). The scope of this Issue is limited to nonrefundable advance payments for goods and services related to research and development activities. The Issue addresses whether such advanced payments should be expensed as incurred or capitalized. SIGA is required to adopt EITF 07-3 effective January 1, 2008. As of December 31, 2007, the Company does not have any arrangements that would be subject to the scope of EITF 07-3.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS 141R requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS 141R will only impact us if we are party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51. SFAS 160 requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. We are currently evaluating the impact of this statement on our financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of December 31, 2007, we believe that SFAS 160 will not affect our consolidated financial position, results of operations and cash flows.

3. Research Agreements

In September 2007, we received a two-year grant for a total of approximately $600,000 supporting our development of ST-246 treatment of smallpox vaccine-related adverse events. In July 2007, we were awarded a two-year grant for a total of $530,000 to support our Strep program.

On August 30, 2006, the Company received a three-year, $6.0 million award from the NIH to support the development of its antiviral drugs for the Lassa fever virus. On August 1, 2006, SIGA received a three-year, $4.8 million Phase II continuation grant from the NIH to support the Company’s development of its smallpox drug candidate, SIGA 246. On September 26, 2006, the Company entered into a three-year, $16.5 million contract with the National Institute of Allergy and Infectious Diseases of the NIH, to further advance the development of SIGA-246, the Company’s smallpox drug candidate. In November 2006, SIGA received a $1.4 million, one year contract with the Air Force Medical Service for the development of counter-measures against Dengus viruses and other water-related viral agents. In November 2006 SIGA also received a one-year, $900,000 contract to aid the USAF Special Operations Command (USAFSOC)  in its development of specific anti-viral agents.

4. Intangible Assets

The following table presents the components of the Company’s acquired intangible assets with finite lives:

	December 31, 2007			December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Acquired Grants	$1,962,693	$1,962,693	$—	$1,962,693	$1,962,693	$—
Customer contract and grants	83,571	83,571	—	83,571	83,571	—
Covenants not to compete	202,000	202,000	—	202,000	202,000	—
Acquired technology	330,483	330,483	—	330,483	165,240	165,243

	$2,578,747	$2,578,747	$—	$2,578,747	$2,413,504	$165,243

Amortization expense for intangible assets and costs included the following:

	Year Ended December 31,
	2007	2006

Amortization of acquired grants	$—	$654,228
Amortization of customer contract and grants	—	30,644
Amortization of acquired technology	165,243	82,620

	$165,243	$767,492

At December 31, 2007, the Company’s intangible assets are fully amortized.

5. Stockholders’ Equity

At December 31, 2007, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2006 Placement

On October 19, 2006, the Company sold 2,000,000 shares of the Company’s common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants have an initial exercise price of $4.99 per share and may be exercised at any time and from time to time through and including the seventh anniversary of the closing date. As of December 31, 2007, warrants to acquire 1,000,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At December 31, 2007, the fair market value of the warrants was $1.5 million. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. SIGA recorded a gain of $870,000 for the decline in the instruments’ fair value from December 31, 2006 to December 31, 2007 and a gain of $70,000 for the decline in fair value during 2006.

2005 Placement

In November 2005, the Company sold 2,000,000 shares of the Company’s common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company’s common stock at an initial exercise price of $1.18 per share, at any time and from time to time through and including the seventh anniversary of the closing date. As of December 31, 2007, warrants to acquire 725,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19. At December 31, 2007, the fair market value of the warrants to acquire common stock was $1.7 million. SIGA recorded a gain of $560,000 for the decline in the instruments’ fair value from December 31, 2006 to December 31, 2007 and a loss of $3.2 million for the increase in fair value during 2006.

Preferred Stock

Holders of the Series A Convertible Preferred Stock are entitled to (i) cumulative dividends at an annual rate of 6% payable when and if declared by the Company’s board of directors; (ii) in the event of liquidation of the Company, each holder is entitled to receive $1.4375 per share (subject to certain adjustments) plus all accrued but unpaid dividends; (iii) convert each share of Series A to a number of fully paid and non-assessable shares of common stock as calculated by dividing $1.4375 by the Series A Conversion Price (shall initially be $1.4375); and (iv) vote with the holders of other classes of shares on an as-converted basis.

During the year ended December 31, 2006 certain preferred stockholders converted 68,038 Series A convertible preferred stock into 68,038 shares of common stock.

On December 31, 2007, no shares of Series A Convertible Preferred Stock were outstanding.

6. Stock option plan and warrants

Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan

In January 1996, the Company implemented its 1996 Incentive and Non-Qualified Stock Option Plan (the “Plan”). The Plan as amended provides for the granting of up to 11,000,000 shares of the Company’s common stock to employees, consultants and outside directors of the Company. The exercise period for options granted under the Plan, except those granted to outside directors, is determined by a committee of the Board of Directors. Stock options granted to outside directors pursuant to the Plan must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

For the years ended December 31, 2007 and 2006, the Company recorded compensation expense of $571,000 and $471,000, respectively, related to stock options. The total fair value of options vested during each year was $350,500 and $782,200 for 2007 and 2006, respectively. The total compensation cost not yet recognized related to non-vested awards at December 31, 2007 is $1.4 million. The weighted average period over which total compensation cost is expected to be recognized is 1.80 years.

SIGA calculated the fair value of options awarded during the three years ended December 31, 2007, 2006 and 2005 using the Black-Scholes model with the following weighted average assumptions:

Weighted Average Assumptions	2007	2006	2005

Expected volatility	66.00%	60.00%	60% - 75%
Dividend Yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.61% - 4.83%	4.49%	3.00% - 4.00%
Expected holding period	5 Yrs	5 Yrs	2 - 5 Yrs

The Company calculates the expected volatility using a combination of SIGA’s historical volatility and the volatility of a group of comparable companies. The risk-free interest rate assumption is based upon observed interest rate appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the Company’s intent not to issue a dividend in the foreseeable future. The expected holding period assumption was estimated based on historical experience and expectation of employee exercise behavior in the future giving consideration to the contractual terms of the award.

Stock options activity of the Company is summarized as follows:

	Number of Shares	Average Exercise Price($)

Options outstanding at January 1, 2005	9,767,061	$1.99
Granted	90,000	1.22
Forfeited	(452,500)	1.60
Exercised	—	—

Options outstanding at December 31, 2005	9,404,561	2.00
Granted	337,500	2.26
Forfeited	(1,265,167)	1.30
Expired	(33,334)	1.50
Exercised	(897,415)	1.74

Options outstanding at December 31, 2006	7,546,145	2.07
Granted	935,000	3.17
Forfeited	(92,086)	2.29
Expired	(50,393)	5.04
Exercised	(368,898)	1.71

Options outstanding at December 31, 2007	7,969,768	$2.28

	Number of Shares	Weighted Average Intrinsic Value ($)
Nonvested options at December 31, 2006	343,982	1.92
Nonvested options at December 31, 2007	972,058	0.22
Options vested during 2007	216,423	0.70
Options available for future grant at December 31, 2007	1,545,962
Weighted average fair value of options granted during 2007	$1.87
Weighted average fair value of options granted during 2006	$1.24
Weighted average fair value of options granted during 2005	$0.64
Weighted average fair value of options forfeited during 2007	$1.33
Weighted average fair value of options forfeited during 2006	$1.02
Weighted average fair value of options forfeited during 2005	$1.04
Total intrinsic value of options exercised during 2007	$506,000
Total intrinsic value of options exercised during 2006	$1,939,000

  The following table summarizes information about options outstanding at December 31, 2007:

Range of Exercise Price($)	Number of Options Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price ($)	Number Fully Vested & Exercisable at December 31, 2007	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value at December 31, 2007
0.94 - 1.85	2,279,084	6.39	1.34	2,167,030	1.35	$3,754,728
2.00 - 2.75	4,412,850	3.41	2.43	4,412,850	2.43	2,848,796
3.10 - 5.50	1,277,834	7.72	3.42	417,830	4.06	—

	7,969,768			6,997,710		$6,603,524

The following tables summarize information about warrants outstanding at December 31, 2007:

	Number of Warrants	Weighted Average Exercise Price	Expiration Dates

Outstanding at January 1, 2005	8,529,822	$2.39
Granted	1,060,000	1.18	11/2/2012
Exercised	—	—
Canceled / Expired	(150,800)	2.38

Outstanding at December 31, 2005	9,439,022	$2.26
Granted	1,949,002	3.81	10/19/2013
Exercised	(1,421,109)	1.88
Canceled / Expired	(525,000)	3.60

Outstanding at December 31, 2006	9,441,915	$2.52
Granted	—	—
Exercised	(1,179,538)	2.26
Canceled / Expired	—	—

Outstanding at December 31, 2007	8,262,377	$2.55

Number of Warrants Outstanding	Exercise Price

4,864,264	1.18 - 1.90
928,700	2.00 - 3.00
2,469,413	3.00 - 4.99

8,262,377

7. Related Parties

During the year ended December 31, 2007, the Company incurred costs of $64,500 related to work performed by a related party and its affiliate, in connection with the Company’s lead products. On December 31, 2007, the Company’s outstanding payables included $3,100 payable to the related party and its affiliates. There were no accounts receivable from related parties on December 31, 2007.

Additionally, a member of the Company’s Board of Directors is a member of the Company’s outside counsel.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006

Laboratory equipment	$1,933,072	$1,555,763
Leasehold improvements	2,809,559	2,089,293
Computer equipment	178,644	357,949
Furniture and fixtures	290,637	205,628
Construction in-progress	—	—

	5,211,912	4,208,633
Less - accumulated depreciation	(3,732,234)	(2,888,318)

Property, plant and equipment, net	$1,479,678	$1,320,315

9. Notes Payable

On March 20, 2006, SIGA entered into a Bridge Note Purchase Agreement (“Note Purchase Agreement”) with a third party for the sale of three 8% Notes by SIGA, for $1,000,000 each. The first, second and third Notes were issued on March 20, 2006, April 19, 2006, and June 19, 2006, respectively. The proceeds of the Notes were used by the Company for (i) expenses directly related to the development of ST-246, (ii) expenses related to a potential business transaction with the third party and (iii) corporate overhead. On October 23, 2006, the Company paid the third party $3,114,400 in full repayment of the three notes and interest accrued thereon.

On May 20, 2005, the Company borrowed approximately $276,000 under a Promissory Note payable to General Electric Capital Corporation. The note was payable in 36 monthly installments of principal and interest of 10.31% per annum. The note was collateralized by a master security agreement dated as of April 29, 2005 and by specific property listed under the master security agreement. On September 2, 2007, the Company repaid the entire balance and related interest outstanding under the Promissory Note.

10. Income Taxes

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $37,383,000 at December 31, 2007 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin expiring in 2010 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards is subject to limitation. The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses and differences in the treatment of intangible assets, result in a noncurrent deferred tax asset at December 31, 2007 and 2006 of approximately $21,621,000 and $19,057,000, respectively. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

At December 31, 2007 and 2006, the Company’s deferred tax assets (in thousands) are comprised of the following:

	2007	2006
Net Operating Losses	14,579	13,372
Deferred Research and Development Costs	5,037	4,195
Amortization of Acquired Assets	779	818
Stock Based Compensation	406	184
Depreciation of Property Plant and Equipment	820	488

Total Deferred Tax Asset	21,621	19,057
Valuation Allowance	(21,621)	(19,057)

Net Deferred Tax Assets	$—	$—

Following is a summary of changes in our valuation allowance for deferred tax assets as of and for the years ended December 31, 2007, 2006, and 2005 (in thousands):

December 31,	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year

2007	$19,057	$2,603	$39	$21,621
2006	$16,411	$2,646	$—	$19,057
2005	$16,090	$321	$—	$16,411

For the years ended December 31, 2007 and 2006, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 34% as follows:

	2007	2006

Statutory federal income tax rate	-34.00%	-34.00%
State tax benefit, net of federal taxes	-6.69%	-3.91%
Other	-8.62%	10.61%
Valuation allowance on deferred tax assets	49.31%	27.30%

Effective tax rate	0.00%	0.00%

11. Commitments and Contingencies

Operating lease commitments

As of December 31, 2007, our purchase obligations are not material. The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year and future minimum payments under notes payable are as follows:

Year ended December 31,	Lease obligations

2008	576,948
2009	579,648
2010	466,448
2011	443,748

Total	$2,066,792

Other

On December 20, 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against SIGA in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to SIGA-246, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that the Company breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process. On January 9, 2007, SIGA filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. The Company moved to stay discovery on January 26, 2007 and this motion was granted on March 8, 2007. On January 16, 2008, the Court of Chancery denied SIGA’s motion to dismiss and lifted the stay of discovery. Both parties to the litigation have outstanding document requests and discovery is proceeding. The Company filed its answer to the Complaint on January 31, 2008. SIGA plans to defend itself vigorously.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no other dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

12. Financial Information By Quarter (Unaudited) (in thousands, except for per share data)

2007 For The Quarter Ended	March 31,	June 30,	September 30,	December 31,	Total

Revenues	$1,867	$1,460	$1,609	$1,763	$6,699
Selling, general & administrative	$877	$1,142	$793	$892	$3,704
Research and development	$2,650	$2,201	$2,342	$2,750	$9,943
Patent preparation fees	$138	$127	$59	$191	$515
Operating loss	$(1,797)	$(2,010)	$(1,585)	$(2,071)	$(7,463)
Net income (loss)	$(3,142)	$527	$(2,493)	$(531)	$(5,639)
Net loss per share: basic and diluted	$(0.10)	$0.02	$(0.07)	$(0.02)	$(0.17)
Market price range for common stock
High	$6.04	$5.94	$4.70	$4.50	$5.94
Low	$3.36	$3.21	$2.52	$2.95	$2.52

2006 For The Quarter Ended	March 31,	June 30,	September 30,	December 31,	Total

Revenues	$1,394	$1,459	$2,036	$2,369	$7,258
Selling, general & administrative	$942	$1,493	$802	$1,387	$4,624
Research and development	$1,658	$2,431	$2,156	$2,904	$9,149
Patent preparation fees	$109	$113	$36	$37	$295
Operating loss	$(1,314)	$(2,579)	$(960)	$(1,957)	$(6,810)
Net loss	$(2,834)	$(2,157)	$(657)	$(4,251)	$(9,899)
Net loss per share: basic and diluted	$(0.11)	$(0.08)	$(0.02)	$(0.14)	$(0.35)
Market price range for common stock
High	$1.64	$1.81	$2.33	$5.50	$5.50
Low	$0.87	$1.16	$1.00	$1.40	$0.87

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

           Management’s Responsibility for Financial Statements

          Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

          The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, PricewaterhouseCoopers LLP and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

           Disclosure Controls and Procedures

          We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2007, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive office and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

           Management’s Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the effectiveness of internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Equity Compensation Plan Information

          The following table sets forth certain compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c )

Equity compensation plans approved by security holders (1)	7,969,768	$2.28	1,545,962

Equity compensation plans not approved by security holders	190,000	$2.00	—

Total	8,159,768	$2.27	1,545,962

(1) SIGA Technologies, Inc., Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan.

As of December 31, 2007, options awarded outside of the Company’s equity compensation plan included 125,000 options awarded to an employee and 65,000 options awarded to consultants. In May 2000, the Company awarded its Chief Scientific Officer options to acquire 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share. In July 2000, the Company entered into an agreement with a consultant to serve as the Company’s public relations agent and awarded the consultant options to acquire shares of the Company’s common stock. As of December 31, 2007, the consultant holds 27,500 options and 37,500 options with an exercise price of $1.50 per share and $1.75 per share, respectively.

Item 13.	Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

3(b)

Form of Certificate of Amendment of the Restated Certificate of Incorporation of SIGA Technologies, Inc., (Incorporated by reference to the Company’s proxy statement on Schedule 14A dated June 15, 2007).

3(c)	Bylaws of the Company (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(a)	Form of Common Stock Certificate (Incorporated by reference to Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

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

4(d)	Warrant Agreement between the Company and Stefan Capital, dated September 9, 1999 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

4(e)	Registration Rights Agreement, dated as of May 23, 2003, between the Company and Plexus Vaccine Inc. (Incorporated by reference to Form 8-K of the Company filed June 9, 2003).

4(f)	Registration Rights Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (Incorporated by reference to Form 8-K of the Company filed August 18, 2003).

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

10, 1997 (No. 333-23037)). Letter Agreement dated as of March 5, 1999 to continue the Research Support Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10(d)

Option Agreement between the Company and Oregon State University, dated as of November 30, 1999 and related Amendments to the Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

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

10(k)

Research Collaboration and License Agreement between the Company and The Washington University, dated as of February 6, 1998 (2) (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997).

10(l)

Settlement Agreement and Mutual Release between the Company and The Washington University, dated as of February 17, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10(m)

Technology Transfer Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1997).

10(p)

Option Agreement between the Company and Ross Products Division of Abbott Laboratories, dated February 28, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1999).

10(q)

Agreement between the Company and Oregon State University for the Company to provide contract research services to the University dated September 24, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(r)

License and Research Agreements between the Company and the Regents of the University of California dated December 6, 2000 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

10(s)

Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan dated August 15, 2001 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001), as amended (as set forth in the Form 8-K of the Company filed May 27, 2005).

10(u)

Research and License Agreement between the Company and TransTech Pharma, Inc. dated October 1, 2002 (Filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(x)

Contract between the Company and the Department of the US Army dated December 12, 2002 (Filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(y)

Contract between the Company and Four Star Group dated February 5, 2003 (Filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002 initially filed with the Securities and Exchange Commission on March 31, 2003).

10(aa)	Securities Purchase Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (Incorporated by reference to Form 8-K of the Company filed August 18, 2003).

10(bb)	Letter Agreement dated October 8, 2003 among the Company, MacAndrews & Forbes Holdings Inc. and TransTech Pharma, Inc. (Incorporated by reference to Form 8-K of the Company filed August 18, 2003).

10(dd)	Non-Employee Director Compensation Summary Sheet (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10(ee)	Director Compensation Program, effective April 21, 2005 (as set forth in the Form 8-K of the Company filed April 26, 2005).

10(ff)	Service Agreement, dated as of April 27, 2005, between the Company and TransTech Pharma, Inc. (Incorporated by reference to Form 8-K of the Company filed May 3, 2005).

10(gg)	Master Security Agreement, dated as of April 29, 2005, between General Electric Capital Corporation and the Company (Incorporated by reference to Form 8-K of the Company filed May 3, 2005).

10(hh)	Letter Agreement, dated as of August 5, 2005, between the Company and John Odden (Incorporated by reference to Form 8-K of the Company filed August 11, 2005).

10(ii)	Agreement, dated as of September 14, 2005, between Saint Louis University and the Company (Incorporated by reference to Form 8-K of the Company filed September 20, 2005).

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

10(ll)	Exclusive Finder’s Agreement, dated as of November 1, 2005, between the Shemano Group, Inc. and the Company (Incorporated by reference to Form 8-K of the Company filed November 4, 2005).

10(mm)	Letter Agreement, dated as of February 1, 2006, between the Company and Thomas N. Konatich (Incorporated by reference to Form 8-K of the Company filed February 7, 2006).

10(oo)	Bridge Note Purchase Agreement, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed March 22, 2006).

10(pp)	Security Agreement, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed March 22, 2006).

10(qq)	8% Note, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed March 22, 2006).

10(rr)	Separation Agreement, dated as of March 31, 2006, between the Company and Bernard Kasten (Incorporated by reference to Form 8-K of the Company filed April 3, 2006).

10(ss)	8% Note, dated as of April 19, 2006, between the Company and PharmAthene, Inc. (Incorporated by reference to Form 8-K of the Company filed April 20, 2006).

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

10(xx)	Finder’s Agreement, dated as of October 18, 2006, between the Company and Empire Financial Group, Inc. (Incorporated by reference to Form 8-K of the Company filed October 20, 2006).

10(yy)

Securities Purchase Agreement, dated as of October 18, 2006, between the Company, Iroquois Master Fund Ltd., Cranshire Capital, L.P., Omicron Master Trust, Rockmore Investment Master Fund, Ltd., and Smithfield Fiduciary LLC (Incorporated by reference to Form 8-K of the Company filed October 20, 2006).

10(zz)	Amended and Restated Employment Agreement, dated as of January 22, 2007, between the Company and Dennis E. Hruby (Incorporated by reference to Form 8-K of the Company filed January 22, 2007).

10(aaa)	Amended and Restated Employment Agreement, dated as of January 22, 2007, between the Company and Thomas N. Konatich (Incorporated by reference to Form 8-K of the Company filed January 22, 2007).

10(bbb)	Amended and Restated Employment Agreement, dated as of January 31, 2007, between the Company and Eric A. Rose (Incorporated by reference to Form 8-K of the Company filed January 31, 2007).

14	The Company’s Code of Ethics and Business Conduct (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

(1)	These agreements were entered into prior to the reverse split of the Company’s Common Stock and, therefore, do not reflect such reverse split.

(2)	Confidential information is omitted and identified by an * and filed separately with the SEC with a request for Confidential Treatment.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date: March 13, 2008	By:	Eric A. Rose

Eric A. Rose, M.D.
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date

Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ Eric A. Rose, M.D

Eric A. Rose, M.D.		March 13, 2008

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Thomas N. Konatich

Thomas N. Konatich		March 13, 2008

/s/ Steven L. Fasman

Steven L. Fasman	Director	March 13, 2008

/s/ James J. Antal

James J. Antal	Director	March 10, 2008

/s/ Thomas E. Constance

Thomas E. Constance	Director	March 13, 2008

/s/ Adnan M. Mjalli, Ph.D.

Adnan M. Mjalli, Ph.D.	Director	March 11, 2008

/s/ Mehmet C. Oz, M.D.

Mehmet C. Oz, M.D.	Director	March 12, 2008

/s/ Scott Hammer, M.D

Scott Hammer, M.D.	Director	March 13, 2008

/s/ Paul G. Savas

Paul G. Savas	Director	March 11, 2008

/s/ Judy S. Slotkin

Judy S. Slotkin	Director	March 13, 2008

/s/ Michael Weiner, M.D.

Michael Weiner, M.D.	Director	March 12, 2008

This Page Intentionally left Blank