Form 10-Q
period 2008-03-31
SIGA TECHNOLOGIES INC
filed 2008-05-09
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ___________ to _____________

Commission File No. 0-23047

SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification. No.)

420 Lexington Avenue, Suite 408	10170
New York, NY	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 672-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one): Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of May 2, 2008 the registrant had 34,006,048 shares of common stock outstanding.

SIGA Technologies, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	Unaudited March 31, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$5,090,173	$6,832,290
Accounts receivable	551,931	986,489
Prepaid expenses	121,410	130,115

Total current assets	5,763,514	7,948,894

Property, plant and equipment, net	1,317,265	1,479,678
Goodwill	898,334	898,334
Other assets	267,975	261,766

Total assets	$8,247,088	$10,588,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$949,204	$1,321,146
Accrued expenses and other	551,220	594,524
Accrued bonuses	46,800	202,000

Total current liabilities	1,547,224	2,117,670

Common stock warrants	2,156,659	3,242,797

Total liabilities	3,703,883	5,360,467

Commitments and contingencies	—	—

Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 33,955,215 and 33,937,549 issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	3,396	3,394
Additional paid-in capital	67,404,289	67,230,987
Accumulated deficit	(62,864,480)	(62,006,176)

Total stockholders’ equity	4,543,205	5,228,205

Total liabilities and stockholders’ equity	$8,247,088	$10,588,672

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Revenues
Research and development	$1,982,540	$1,867,441

Operating expenses
Selling, general and administrative	1,004,804	877,116
Research and development	2,836,025	2,649,588
Patent preparation fees	129,605	137,686

Total operating expenses	3,970,434	3,664,390

Operating loss	(1,987,894)	(1,796,949)

Decrease (increase) in fair market value of common stock rights and common stock warrants	1,086,138	(1,459,168)
Other income, net	43,452	114,440

Net loss	$(858,304)	$(3,141,677)

Weighted average shares outstanding: basic and diluted	33,946,494	32,590,966

Net loss per share: basic and diluted	$(0.03)	$(0.10)

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(858,304)	$(3,141,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	320,419	257,985
Amortization of intangible assets	—	20,655
(Increase) decrease in fair market value of rights and warrants	(1,086,138)	1,459,168
Stock based compensation	147,369	36,949
Changes in assets and liabilities:
Accounts receivable	434,558	(661,560)
Prepaid expenses	8,705	(558)
Other assets	(6,209)	(8,027)
Accounts payable and accrued expenses	(570,446)	70,837

Net cash used in operating activities	(1,610,046)	(1,966,228)

Cash flows from investing activities:
Capital expenditures	(158,006)	(40,297)

Net cash used in investing activities	(158,006)	(40,297)

Cash flows from financing activities:
Net proceeds from exercise of warrants and options	25,935	1,139,424
Repayment of notes payable	—	(27,690)

Net cash provided by financing activities	25,935	1,111,734

Net decrease in cash and cash equivalents	(1,742,117)	(894,791)
Cash and cash equivalents at beginning of period	6,832,290	10,639,530

Cash and cash equivalents at end of period	$5,090,173	$9,744,739

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
Notes to the March 31, 2008 Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Forms 10-Q and should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2007, included in the 2007 Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2007 annual report on Form 10-K filed on March 13, 2008. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year.

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

2. Significant Accounting Policies

Use of Estimates

The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include the realization of deferred tax assets, useful lives and impairment of tangible assets and goodwill, and the value of options and warrants granted or issued by the Company. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents consist of short term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. Interest is accrued as earned.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the various asset classes. Estimated lives are 5 years for laboratory equipment; 3 years for computer equipment; 7 years for furniture and fixtures; and the life of the lease for leasehold improvements. Maintenance, repairs and minor replacements are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet and any gain or loss is reflected in the Consolidated Statement of Operations.

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

For the three months ended March 31, 2008 and 2007, revenues from National Institutes of Health (“NIH”) contracts and grants were 98% and 66%, respectively, of total revenues recognized by the Company. Revenues from contracts with the United States Air Force for the three months ended March 31, 2008 and 2007 were 2% and 34%, respectively.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At March 31, 2008 and December 31, 2007, the Company had no allowance for doubtful accounts.

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

The Company applies the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.

The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2007 or from March 31, 2008. As of March 31, 2008, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets on December 31, 2007 or as of and for the three months ended March 31, 2008.

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

The Company incurred losses for the three months ended March 31, 2008 and 2007, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At March 31, 2008 and 2007, outstanding options to purchase 8,092,601 and 7,431,412 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $4.63 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At March 31, 2008 and 2007, outstanding warrants to purchase 8,257,377 and 9,166,632 shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

Recent accounting pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our consolidated financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, (FAS 157), for financial assets and liabilities that are required to be measured at fair value. The adoption of FAS 157 did not have an impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 175-2), which delayed the implementation of FAS 157 until January 1, 2009, for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. Pursuant to FSP 157-2, the Company did not adopt FAS 157 for non-financial assets and liabilities that include goodwill. We are currently assessing the impact of FAS 157 on our non-financial assets and liabilities.

FAS 157 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•	Level 3 – Instruments where significant value drivers are unobservable to third parties.

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At March 31, 2008, the fair value of such warrants was $2,156,000.

3. Stockholders’ Equity

On March 31, 2008, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2006 Placement

On October 19, 2006, the Company sold 2,000,000 shares of the Company’s common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants have an initial exercise price of $4.99 per share and may be exercised at any time and from time to time through and including the seventh anniversary of the closing date. As of March 31, 2008, warrants to acquire 1,000,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At March 31, 2008, the fair market value of the warrants was $982,000. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. SIGA recorded a gain of $553,000 representing the decline in the instruments’ fair value from December 31, 2007 to March 31, 2008.

2005 Placement

In November 2005, the Company sold 2,000,000 shares of the Company’s common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company’s common stock at an initial exercise price of $1.18 per share, at any time and from time to time through and including the seventh anniversary of the closing date. As of March 31, 2008, warrants to acquire 725,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19. On March 31, 2008, the fair market value of the warrants to acquire common stock was $1.2 million. SIGA recorded a gain of $533,000 for the decline in the instruments’ fair value from December 31, 2007 to March 31, 2008.

4. Related Parties

During the three months ended March 31, 2008, the Company incurred costs of $2,500 related to work performed by TransTech Pharma, Inc., a related party, and its affiliates. There are no outstanding accounts payable to related parties as of March 31, 2008.

5. Stock Compensation Plans

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

For the three months ended March 31, 2008 and 2007, the Company recorded compensation expense of approximately $147,000 and $37,000, respectively, related to employees and directors stock options. The total fair value of options vested during the three months ended March 31, 2008 and 2007, was $27,000 and $188,000, respectively. The total compensation cost not yet recognized related to non-vested awards at March 31, 2008 is $1.3 million. The weighted average period over which total compensation cost is expected to be recognized is 1.0 years.

6. Commitments and Contingencies

As of March 31, 2008, our purchase obligations are not material. We lease certain facilities and office space under operating leases. On December 31, 2007, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Year ended December 31,	Lease obligations

2008	576,948
2009	579,648
2010	466,448
2011	443,748

Total	$2,066,792

Other

          On December 20, 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against SIGA in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to SIGA-246, as well as issue a declaration that SIGA is obliged to execute such a license agreement, and award damages resulting from SIGA’s supposed breach of that obligation. PharmAthene also alleges that SIGA breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process. On January 9, 2007, SIGA filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. The Company moved to stay discovery on January 26, 2007 and this motion was granted on March 8, 2007. On January 16, 2008, the Court of Chancery denied SIGA’s motion to dismiss and lifted the stay of discovery. Discovery is proceeding. The Company filed its answer to the Complaint on January 31, 2008. SIGA plans to defend itself vigorously.

SIGA TECHNOLOGIES, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

Overview

          Since our inception in December 1995, SIGA has pursued the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as smallpox and hemorrhagic Fevers. During the third quarter of 2006, we were awarded a 3 year, $16.5 million contract from the NIH and an additional 3 year, $4.8 million Phase II continuation grant from the NIH. Both awards support the continuing development of our smallpox drug candidate, ST-246. Our efforts to develop ST-246 were also supported by previous grants from the NIH totaling $5.8 million, a $1.0 million agreement with Saint Louis University, and a $1.6 million contract with the U.S. Army. Our initiative to advance SIGA’s Hemorrhagic Fevers programs is supported by a 3 year, $6.0 million grant from the NIH, received in September 2006 and previous grants from the NIH totaling $6.3 million. In September 2007, the Company received a two-year grant for a total of approximately $600,000, supporting the Company’s development of ST-246 treatment of smallpox vaccine-related adverse events.

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

          The Company evaluates goodwill for impairment annually, in the fourth quarter of each year. In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2007, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value. In the past, our market capitalization has been significantly in excess of the Company’s carrying value. It is reasonably likely that the future market capitalization of SIGA may exceed or fall short of our current market capitalization. If future market capitalization falls short of the Company’s carrying value, a potential impairment might result. The use of the discounted expected future cash flows to evaluate the fair value of the Company as a whole is reasonably likely to produce different results than the Company’s market capitalization.

          Recent accounting pronouncements

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our consolidated financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

          Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, (FAS 157), for financial assets and liabilities that are required to be measured at fair value. The adoption of FAS 157 did not have an impact on our financial position or results of operations.

          In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 175-2), which delayed the implementation of FAS 157 until January 1, 2009, for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. Pursuant to FSP 157-2, the Company did not adopt FAS 157 for non-financial assets and liabilities that include goodwill. We are currently assessing the impact of FAS 157 on our non-financial assets and liabilities.

          FAS 157 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•	Level 3 – Instruments where significant value drivers are unobservable to third parties.

          We use model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At March 31, 2008, the fair value of such warrants was $2,156,000.

Results of Operations

Three months ended March 31, 2008 and 2007

          Revenues from research and development contracts and grants for the three months ended March 31, 2008 and 2007 were $2.0 million and $1.9 million, respectively. During the three months ended March 31, 2008 and 2007, we recognized $1.9 million and $1.2 million, respectively, from NIH grants and an agreement with the NIH supporting our lead programs. Revenues recorded from our programs with the USAF were $35,000 and $630,000, respectively, for the three months ended March 31, 2008 and 2007. In January 2008, we completed a one-year agreement with the USAF for approximately $1.4 million, for the development of counter-measures against Dengue viruses and other water-related viral agents.

          Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2008 and 2007 were $1.0 million and $877,000, respectively. SG&A for the three months ended March 31, 2008 increased by approximately $128,000, or 14.6% from the same period in the prior year, mainly due to an increase of $150,000 in our business development expenses and an increase of $120,000 in employee-related expenses, of which, $57,000 reflects an increase in stock-based, non-cash compensation. This increase was partially offset by a decrease in legal expenses of $185,000.

          Research and development (“R&D”) expenses were $2,836,000 and $2,650,000 for the three months ended March 31, 2008 and 2007, respectively. Expenditures related to clinical and pre-clinical testing and manufacturing of our lead drug candidates increased by $236,000 from the three months ended March 31, 2007, while expenditures related to our agreements with the USAF declined by $116,000 from the same period in the prior year.

          During the three months ended March 31, 2008 and 2007, we spent $1.2 million and $1.1 million, respectively, on the development of our lead drug candidate, ST-246. For the three months ended March 31, 2008, we spent $232,000 on internal human resources and $968,000 mainly on manufacturing and clinical testing. For the three months ended March 31, 2007, we spent $257,000 on internal human resources and $820,000 on clinical testing of ST-246. From inception of the ST-246 development program to-date, we expended a total of $10.8 million related to the program, of which $2.7 million and $8.1 million were spent on internal human resources, and manufacturing, clinical and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the Department of Defense (“DoD”).

          During the three months ended March 31, 2008 and 2007, we spent $379,000 and $257,000, respectively, to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. For the three months ended March 31, 2008, we spent $60,000 on internal human resources and $319,000 mainly on pre-clinical testing. For the three months ended March 31, 2007, we spent $59,000 on internal human resources and $198,000 on pre-clinical testing. From inception of our program to develop ST-193, ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $4.9 million related to the program, of which $1.8 million and $3.1 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

          For the three months ended March 31, 2008 and 2007, we spent $100,000 and $422,000, respectively, in expenses related to our USAF agreements. For the three months ended March 31, 2008 we spent $77,000 and $23,000 for internal human resources and external R&D services, respectively. During the same period in 2007, we spent $251,000 and $171,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreements from September 2005 to date were $3.4 million, of which we spent $1.8 million and $1.6 million on internal human resources and external R&D services, respectively. These resources reflect SIGA’s research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

          Patent preparation expenses were $130,000 and $138,000 for the three months ended March 31, 2008 and 2007, respectively.

          Changes in the fair value of common stock rights and common stock warrants sold together with common stock in October 2006 and November 2005 are recorded as gains or losses. For the three months ended March 31, 2008, we recorded a gain of $1.1 million reflecting a decline in the fair market value of warrants to purchase common stock during the period. For the three months ended March 31, 2007, we recorded a loss of $1.5 million reflecting an increase in the fair market value of rights and warrants to purchase common stock. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction.

          For the three months ended March 31, 2008 and 2007, we recorded other income of $43,000 and $114,000, respectively, mainly related to interest income on our cash and cash equivalent balance. The decline in other income is due to lower cash and cash equivalent balance during the three months ended March 31, 2008 as compared to the same period in the prior year.

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

Liquidity and Capital Resources

          On March 31, 2008, we had $5.1 million in cash and cash equivalents.

          Operating activities

          Net cash used in operations during the three months ended March 31, 2008 and 2007 was $1.6 million and $2.0 million, respectively. During the three months ended March 31, 2008, our accounts receivable balance declined by $435,000 as a result of collection of accounts receivable that were outstanding on December 31, 2007, compared with an increase of $662,000 in our accounts receivable balance during the same period in the prior year. During the three months ended March 31, 2008, we have used approximately $570,000 to reduce our payables balance, compared with an increase of $71,000 in the payables balance during the same period in the prior year.

          Investing activities

          Capital expenditures during the three months ended March 31, 2008 and 2007, were $158,000 and $40,000, respectively, and mainly supported acquisitions of laboratory equipment.

          Financing activities

          Cash provided by financing activities was $26,000 and $1.1 million during the three months ended March 31, 2008 and 2007, respectively, mainly representing cash received from the exercise of options and warrants to purchase shares of common stock.

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

Safe Harbor Statement

          This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management’s estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include the risks that (a) potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (b) SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (c) SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (d) SIGA may not be able to secure funding from anticipated government contracts and grants, (e) SIGA may not be able to secure or enforce adequate legal protection, including patent protection, for its products and (f) unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including SIGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission’s Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          None

Item 4. Controls and Procedures

          (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

          (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other information

Item 1.

Legal Proceedings - On December 20, 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to SIGA-246, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to us during the negotiation process. On January 9, 2007, we filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. The Company moved to stay discovery on January 26, 2007 and this motion was granted on March 8, 2007. On January 16, 2008, the Court of Chancery denied our motion to dismiss and lifted the stay of discovery. Discovery is proceeding. The Company filed its answer to the Complaint on January 31, 2008. SIGA plans to defend itself vigorously.

Item 1A.	Risk Factors – There are no material changes to the Risk Factors disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds – None.

Item 3.	Defaults upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders – None.

Item 5.	Other Information – None.

Item 6.	Exhibits

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA Technologies, Inc.
(Registrant)

Date: May 9, 2008	By: /s/ Thomas N. Konatich

Thomas N. Konatich
Chief Financial Officer