Form 10-Q
period 2008-06-30
SIGA TECHNOLOGIES INC
filed 2008-08-08
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008
OR

☐ Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File No. 0-23047

SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of	(IRS Employer Identification. No.)
incorporation or organization)

420 Lexington Avenue, Suite 408	10170
New York, NY	(zip code)
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

As of July 23, 2008 the registrant had 35,099,048 shares of common stock outstanding.

SIGA Technologies, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$5,422,814	$6,832,290
Accounts receivable	1,372,834	986,489
Deferred Transaction Costs	528,250	—
Prepaid expenses	84,794	130,115

Total current assets	7,408,692	7,948,894

Property, plant and equipment, net	1,418,021	1,479,678
Goodwill	898,334	898,334
Other assets	270,475	261,766

Total assets	$9,995,522	$10,588,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$999,216	$1,321,146
Accrued expenses and other	722,294	796,524

Total current liabilities	1,721,510	2,117,670

Common stock warrants	3,253,286	3,242,797

Total liabilities	4,974,796	5,360,467
Commitments and contingencies	—	—
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 35,099,048 and 33,937,549 issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	3,564	3,394
Additional paid-in capital	71,022,378	67,230,987
Accumulated deficit	(66,005,216)	(62,006,176)

Total stockholders’ equity	5,020,726	5,228,205

Total liabilities and stockholders’ equity	$9,995,522	$10,588,672

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues
Research and development	$1,731,958	$1,459,694	$3,714,498	$3,327,135

Operating expenses
Selling, general and administrative	1,165,071	1,141,540	2,169,876	2,018,655
Research and development	2,500,127	2,201,300	5,336,151	4,850,888
Patent preparation fees	133,967	127,109	263,572	264,796

Total operating expenses	3,799,165	3,469,949	7,769,599	7,134,339

Operating loss	(2,067,207)	(2,010,255)	(4,055,101)	(3,807,204)

(Increase) decrease in fair market value of common stock rights and common stock warrants	(1,096,627)	2,425,044	(10,489)	965,876
Other income, net	23,098	111,959	66,550	226,399

Net income (loss)	$(3,140,736)	$526,748	$(3,999,040)	$(2,614,929)

Weighted average shares outstanding: basic	34,507,090	33,300,066	34,226,792	32,945,516

Net income (loss) per share: basic	$(0.09)	$0.02	$(0.12)	$(0.08)

Weighted average shares outstanding: fully diluted	34,507,090	40,730,803	34,226,792	32,945,516

Net income (loss) per share: fully diluted	$(0.09)	$0.01	$(0.12)	$(0.08)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(3,999,040)	$(2,614,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	228,125	516,004
Amortization of intangible assets	—	78,490
(Increase) decrease in fair market value of rights and warrants	10,489	(965,876)
Stock based compensation	506,722	299,441
Changes in assets and liabilities:
Accounts receivable	(386,345)	(250,415)
Prepaid expenses	45,321	(52,811)
Other assets	(8,709)	(12,858)
Accounts payable and accrued expenses	(396,160)	(358,849)

Net cash used in operating activities	(3,999,597)	(3,361,803)

Cash flows from investing activities:
Capital expenditures	(166,468)	(98,131)

Net cash used in investing activities	(166,468)	(98,131)

Cash flows from financing activities:
Net proceeds from exercise of warrants and options	2,862,508	2,151,515
Deferred Transaction Costs	(105,919)	—
Repayment of notes payable	—	(53,760)

Net cash provided by financing activities	2,756,589	2,097,755

Net decrease in cash and cash equivalents	(1,409,476)	(1,362,179)
Cash and cash equivalents at beginning of period	6,832,290	10,639,530

Cash and cash equivalents at end of period	$5,422,814	$9,277,351

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
Notes to the June 30, 2008 Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Forms 10-Q and should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2007, included in the 2007 Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2007 annual report on Form 10-K filed on March 13, 2008. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2007 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the Unites States of America. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management’s plans with regard to these matters include continued development of its products as well as seeking additional research support funds and future financial arrangements. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient future financing on commercially reasonable terms or that the Company will be able to secure funding from anticipated government contracts and grants. Management believes that existing cash balances combined with cash flows primarily from continuing government grants and contracts, anticipated new government grants and contracts and potential proceeds from its investment commitment will be sufficient to support its operations beyond the next twelve months, and will fund the Company’s business objectives during that period. If the Company is unable to raise adequate capital or achieve profitability, future operations will need to be scaled back or discontinued. Continuance of the Company as a going concern is dependent upon, among other things, the success of the Company’s research and development programs and the Company’s ability to obtain adequate financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

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

For the six months ended June 30, 2008 and 2007, revenues from National Institutes of Health (“NIH”) contracts and grants were 98% and 62%, respectively, of total revenues recognized by the Company. Revenues from contracts with the United States Air Force for the six months ended June 30, 2008 and 2007 were 2% and 38%, respectively.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At June 30, 2008 and December 31, 2007, the Company had no allowance for doubtful accounts.

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

The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2007 or from June 30, 2008. As of June 30, 2008, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets on December 31, 2007 or as of and for the three months ended June 30, 2008.

Net income per common share

The Company computes, presents and discloses earnings per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 “Earnings Per Share” (“EPS”) which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares.

The Company recognized net income for the three months ended June 30, 2007. The details of the earnings per share calculations for the three months ended June 30, 2007 are as follows:

Income
Net Income	$526,748

Average shares
Average shares outstanding - basic	33,300,066
Dilutive securities issuable in connection with stock options and warrants	7,430,737

Average shares outstanding - diluted	40,730,803

Earnings per share of common stock - basic	$0.02

Earnings per share of common stock - diluted	$0.01

The Company incurred losses for the three and six months ended June 30, 2008 and for the six months ended June 30, 2007. As a result, certain equity instruments are excluded from the calculation of diluted loss per share. At June 30, 2008 and 2007, outstanding options to purchase 7,142,934 and 192,893 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $3.94 have been excluded from the computation of diluted loss per share as they are anti-dilutive. At June 30, 2008 and 2007, outstanding warrants to purchase 8,207,877 and 1,272,401 shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock rights and warrants which are classified as assets or liabilities under the provisions of Emerging Issues Task Force (“EITF”) 00-19, are recorded at their fair market value as of each reporting period.

Concentration of credit risk

The Company has cash in bank accounts that exceed the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on its cash accounts. No allowance has been provided for potential credit losses because management believes that any such losses would be minimal.

Share-based Compensation

The Company accounts for its stock-based compensation programs under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. The Company does not have a stock purchase plan at the current time.

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

Recent accounting pronouncements

In April 2008, the FASB issued EITF 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management is evaluating what effect EITF 07-05 will have on SIGA’s financial position and operating results.

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

Effective January 1, 2008, the Company implemented SFAS 157, Fair Value Measurement, (FAS 157), for financial assets and liabilities that are required to be measured at fair value. The adoption of FAS 157 did not have an impact on our financial position or results of operations.

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At June 30, 2008, the fair value of such warrants was $3,253,286.

3.	Stockholders’ Equity

On June 30, 2008, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2008 Financing

On June 19, 2008, SIGA entered into a letter agreement (the “Letter Agreement”), with MacAndrews & Forbes, LLC. (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion, of up to $8 million over a one year period (the “Investment Period”) in exchange for (i) SIGA common stock at per share price equal to the lesser of (A) $3.06 and (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by the Investor, exercisable at 115% of the common stock purchase price on such funding date (the “Consideration Warrants”). The Consideration Warrants will be exercisable for up to 4 years following the issuance of such warrants. M&F has the option, during the Investment Period, to invest in the Company under the same investment terms.

In addition and in consideration for the commitment of M&F, M&F received warrants to purchase 238,000 shares of SIGA common stock, exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants are exercisable until June 19, 2012. The Company recorded all costs related to the Letter Agreement, including the fair value of the Commitment Warrants, as deferred transaction costs. The deferred costs will reduce the Company’s additional paid-in capital upon issuance of common stock and warrants under the Letter Agreement.

2006 Placement

On October 19, 2006, the Company sold 2,000,000 shares of the Company’s common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants have an initial exercise price of $4.99 per share and may be exercised at any time and from time to time through and including the seventh anniversary of the closing date. As of June 30, 2008, warrants to acquire 1,000,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At June 30, 2008, the fair market value of the warrants was $1.5 million. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. SIGA recorded a gain of $1,500 representing the decline in the instruments’ fair value from December 31, 2007 to June 30, 2008.

2005 Placement

In November 2005, the Company sold 2,000,000 shares of the Company’s common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company’s common stock at an initial exercise price of $1.18 per share, at any time and from time to time through and including the seventh anniversary of the closing date. As of June 30, 2008, warrants to acquire 725,000 shares of common stock were outstanding.

The Company accounted for the transaction under the provisions of EITF 00-19. On June 30, 2008, the fair market value of the warrants to acquire common stock was $1.7 million. SIGA recorded a loss of $12,000 for the increase in the instruments’ fair value from December 31, 2007 to June 30, 2008.

4.	Related Parties

During the six months ended June 30, 2008, the Company incurred costs of $2,500 related to work performed by TransTech Pharma, Inc., a related party, and its affiliates. There are no outstanding accounts payable to related parties as of June 30, 2008.

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

For the six months ended June 30, 2008 and 2007, the Company recorded compensation expense of approximately $507,000 and $299,000, respectively, related to employees and directors stock options. The total fair value of options vested during the six months ended June 30, 2008 and 2007, was $266,000 and $126,000, respectively. The total compensation cost not yet recognized related to non-vested awards at June 30, 2008 is $1.5 million. The weighted average period over which total compensation cost is expected to be recognized is 0.75 years.

6.	Commitments and Contingencies

As of June 30, 2008, our purchase obligations are not material. We lease certain facilities and office space under operating leases. On December 31, 2007, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

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

          We do not have commercial products, and we cannot predict with certainty when our products will be able to be sold in substantial quantities. We will need additional funds to complete the development of our products. Our plans with regard to these matters include continued development of our products as well as seeking additional research support funds and financial arrangements. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining future financing on terms acceptable to us. Management believes that its existing cash balances combined with cash flows primarily from continuing government grants and contracts, anticipated new government grants and contracts and potential proceeds from its investment commitment will be sufficient to support SIGA’s operations beyond the next twelve months, and that sufficient cash flows will be available to meet the Company’s business objectives during that period.

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

Significant Accounting Policies

          The following is a brief discussion of the more significant accounting policies and methods used by us in the preparation of our unaudited consolidated financial statements. Note 2 of the Notes to the Unaudited Consolidated Financial Statements includes a summary of all of the significant accounting policies.

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

          Recent accounting pronouncements

          In April 2008, the FASB issued EITF 07-05, “Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management is evaluating what effect EITF 07-05 will have on SIGA’s financial position and operating results.

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

          We use model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At June 30, 2008, the fair value of such warrants was $3,253,286.

Results of Operations

Three months ended June 30, 2008 and 2007

          Revenues from research and development contracts and grants for the three months ended June 30, 2008 and 2007 were $1.7 million and $1.5 million, respectively. During the three months ended June 30, 2008 and 2007, we recognized $1.7 million and $825,000, respectively, from NIH grants and an agreement with the NIH supporting our lead programs. Revenues recorded from our programs with the USAF were $3,000 and $634,000, respectively, for the three months ended June 30, 2008 and 2007. In January 2008, we completed a one-year agreement with the USAF for approximately $1.4 million, for the development of counter-measures against Dengue viruses and other water-related viral agents. In April 2008, we completed a one-year agreement with the USAF for approximately $873,000 for the USAF’s Rapid Identification and Treatment program.

          Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2008 and 2007 were $1,165,000 and $1,142,000, respectively. SG&A for the three months ended June 30, 2008 increased by approximately $23,000, or 2.0% from the same period in the prior year.

          Research and development (“R&D”) expenses were $2.5 million and $2.2 million for the three months ended June 30, 2008 and 2007, respectively. The increase of $300,000 or 13.6%, relates mainly to a $587,000 increase in charges related to clinical and pre-clinical testing and manufacturing of our lead drug candidates. Our employee related expenses increased $178,000 due to the hiring additional research and development employees and higher non-cash compensation expense. These increases were partially off-set by a decline of $136,000 in expenditures related to our agreements with the USAF, and lower depreciation and amortization expenses. During the quarter ended June 30, 2008, we recorded an adjustment to reduce depreciation expense included in R&D by $207,000, related to depreciation expense booked in the quarter ended March 31, 2008. There was no impact to the six-month period ended June 30, 2008.

          During the three months ended June 30, 2008 and 2007, we spent $1.3 million and $600,000, respectively, on the development of our lead drug candidate, ST-246. For the three months ended June 30, 2008, we spent $283,000 on internal human resources and $1.0 million mainly on clinical testing. For the three months ended June 30, 2007, we spent $231,000 on internal human resources and $368,000 on clinical testing of ST-246. From inception of the ST-246 development program to-date, we expended a total of $12.1 million related to the program, of which $3.0 million and $9.1 million were spent on internal human resources, and manufacturing, clinical and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the Department of Defense (“DoD”).

          During the three months ended June 30, 2008 and 2007, we spent $136,000 and $334,000, respectively, to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. For the three months ended June 30, 2008, we spent $67,000 on internal human resources and $69,000 mainly on pre-clinical testing. For the three months ended June 30, 2007, we spent $61,000 on internal human resources and $273,000 on pre-clinical testing. From inception of our program to develop ST-193, ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $5.1 million related to the program, of which $1.9 million and $3.2 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

          For the three months ended June 30, 2008 and 2007, we spent $2,000 and $423,000, respectively, in expenses related to our USAF agreements. For the three months ended June 30, 2008 we spent $2,000 for external R&D services. During the same period in 2007, we spent $266,000 and $157,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreements from September 2005 to date were $3.4 million, of which we spent $1.8 million and $1.6 million on internal human resources and external R&D services, respectively. These resources reflect SIGA’s research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

          Patent preparation expenses were $134,000 and $127,000 for the three months ended June 30, 2008 and 2007, respectively.

          Changes in the fair value of common stock rights and common stock warrants sold together with common stock in October 2006 and November 2005 are recorded as gains or losses. For the three months ended June 30, 2008, we recorded a loss of $1.1 million reflecting an increase in the fair market value of warrants to purchase common stock during the period. For the three months ended June 30, 2007, we recorded a gain of $2.4 million reflecting a decline in the fair market value of rights and warrants to purchase common stock. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction.

          For the three months ended June 30, 2008 and 2007, we recorded other income of $23,000 and $112,000, respectively, mainly related to interest income on our cash and cash equivalent balance. The decline in other income is due to lower average cash and cash equivalent balance during the three months ended June 30, 2008 as compared to the same period in the prior year.

Six months ended June 30, 2008 and 2007

          Revenues from research and development contracts and grants for the six months ended June 30, 2008 and 2007 were $3.7 million and $3.3 million, respectively. Revenues recorded for the six months ended June 30, 2008 increased

$387,000 or 11.6% from the same period in the prior year. For the six months ended June 30, 2008, we recorded $3.6 million from NIH grants and an agreement with the NIH supporting our lead programs. Revenues from NIH grants and an agreement with the NIH supporting these programs during the same period in 2007 was $2.0 million. Revenue recognized from our programs with the USAF was $38,000 and $1.3 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we completed our two, one-year programs with the USAF.

          SG&A expenses for the six months ended June 30, 2008 and 2007 were $2.17 million and $2.02 million, respectively. The increase of $150,000 or 7.4% relates mainly to an increase of $145,000 in business development expenditures.

          Research and development expenses were $5.3 million and $4.9 million for the six months ended June 30, 2008 and 2007. R&D expenses increased approximately $485,000 or 10% from the same period in the prior year. Expenditures related to clinical and pre-clinical testing of our lead drug candidates increased $821,000 from the same period in the prior year while expenditures related to our agreements with the USAF declined $252,018. Depreciation and amortization for the six months period ended June 30, 2008, declined by approximately $367,000 from the same period in the prior year.

          During the six months ended June 30, 2008 and 2007, we spent $2.5 million and $1.7 million, respectively, on the development of ST-246. For the six months ended June 30, 2008, we spent $515,000 on internal human resources and $2.0 million mainly on manufacturing and clinical testing. For the six months ended June 30, 2007, we spent $488,000 on internal human resources and $1.2 million mainly on clinical testing. From inception of the ST-246 development program to-date, we expended a total of $12.1 million related to the program, of which $3.0 million and $9.1 million were spent on internal human resources, and clinical and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

          R&D expenses of $516,000 and $591,000 during the six months ended June 30, 2008 and 2007, respectively, were used to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. For the six months ended June 30, 2008, we spent $127,000 on internal human resources and $389,000 mainly on pre-clinical testing. For the six months ended June 30, 2007, we spent $120,000 on internal human resources and $471,000 mainly on pre-clinical testing. From inception of our program to develop ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $5.1 million related to the program, of which $1.9 million and $3.2 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

          For the six months ended June 30, 2008 and 2007, we spent $102,000 and $845,000, respectively, in expenses related to our USAF agreements. For the six months ended June 30, 2008 we spent $77,000 on internal human resources and $26,000 for external R&D services. During the same period in 2007, we spent $517,000 and $328,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreements from September 2005 to date were $3.4 million, of which we spent $1.8 million and $1.6 million on internal human resources and external R&D services, respectively. These resources reflect SIGA’s research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

          Patent preparation expenses for the six months ended June 30, 2008 and 2007 were $264,000 and $265,000, respectively.

          Changes in the fair value of common stock rights and common stock warrants sold together with common stock in October 2006 and November 2005 are recorded as gains or losses. For the six months ended June 30, 2008, we recorded a loss of $10,000 reflecting an increase in the fair market value of warrants to purchase common stock during the period. For the six months ended June 30, 2007, we recorded a gain of $966,000 reflecting a decline in the fair market value of rights and warrants to purchase common stock. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction.

          For the six months ended June 30, 2008 and 2007, we recorded other income of $67,000 and $226,000, respectively, mainly related to interest income on our cash and cash equivalent balance. The decline in other income is due to lower cash and cash equivalent balance during the six months ended June 30, 2008 as compared to the same period in the prior year.

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

Liquidity and Capital Resources

          On June 30, 2008, we had $5.4 million in cash and cash equivalents.

          Operating activities

          Net cash used in operations during the six months ended June 30, 2008 and 2007 was $4.0 million and $3.4 million, respectively. The increase in net cash used in operations relates mainly to higher operating expenses incurred during the six months ended June 30, 2008. In addition, during the six months ended June 30, 2008, our accounts receivable balance increased by $386,000 compared with an increase of $250,000 in our accounts receivable balance during the same period in the prior year.

          Investing activities

          Capital expenditures during the six months ended June 30, 2008 and 2007, were $166,000 and $98,000, respectively, and mainly supported acquisitions of laboratory equipment.

          Financing activities

          Cash provided by financing activities during the six months ended June 30, 2008 and 2007 was $2.8 million and $2.2 million, respectively, generated from exercises of options and warrants to purchase common stock.

          Other

          On June 19, 2008, we entered into a letter agreement (the “Letter Agreement”), with MacAndrews & Forbes, LLC. (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion, of up to $8 million over a one year period (the “Investment Period”) in exchange for (i) SIGA common stock at per share price equal to the lesser of (A) $3.06 and (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by the Investor, exercisable at 115% of the common stock purchase price on such funding date (the “Consideration Warrants”). The Consideration Warrants will be exercisable for up to 4 years following the issuance of such warrants. M&F has the option, during the Investment Period, to invest in the Company under the same investment terms.

          In addition and in consideration for the commitment of M&F, M&F received warrants to purchase 238,000 shares of SIGA common stock, exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants are exercisable until June 19, 2012. SIGA recorded all costs related to the Letter Agreement, including the fair value of the Commitment Warrants, as deferred transaction costs. The deferred costs will reduce our additional paid-in capital upon issuance of common stock and warrants under the Letter Agreement.

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

          We believe that our existing cash balances combined with cash flows primarily from continuing government grants and contracts, anticipated new government grants and contracts and potential proceeds from our investment commitment will be sufficient to support our operations beyond the next twelve months, and that sufficient cash flows will be available to meet our business objectives during that period.

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

Item 1A.	Risk Factors – There are no material changes to the Risk Factors disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds – None.

Item 3.	Defaults upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company held its annual meeting of Stockholders on May 14, 2008.

(b)

Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees for the directors as listed in the definitive proxy statement of the Company dated April 10, 2008, and all such nominees were elected.

(c)	Briefly described below is each matter voted upon at the annual meeting of Stockholders.

(1) Election of the following individuals to hold office as Directors of the Company for terms of one year. Total common stock voted was 33,955,215.

	Number of Shares Voted

Name	For	Withheld

Eric A. Rose, M.D.	30,224,024	270,205
James J. Antal	30,266,935	227,294
Thomas E. Constance	30,297,380	196,849
Steven L. Fasman	30,291,915	202,314
Scott M. Hammer, M.D.	30,247,232	246,997
Adnan M. Mjalli, Ph.D.	30,243,542	250,687
Mehmet C. Oz, M.D.	30,296,225	198,004
Paul G. Savas	30,189,275	304,954
Judy S. Slotkin	30,297,755	196,474
Michael A. Weiner, M.D.	29,393,173	1,101,056

(2)

Ratification and confirmation of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2008. Total common stock voted was 30,441,576 in favor, 39,938 against, 12,713 abstained.

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

SIGA Technologies, Inc.
(Registrant)

Date: August 7, 2008	By: /s/ Thomas N. Konatich

Thomas N. Konatich
Chief Financial Officer