Form 10-Q
period 2008-09-30
SIGA TECHNOLOGIES INC
filed 2008-11-06
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008 the registrant had 35,352,700 shares of common stock outstanding.

SIGA Technologies, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2008	December 31, 2007

ASSETS
Current assets
Cash and cash equivalents	$2,957,755	$6,832,290
Accounts receivable	2,313,677	986,489
Deferred transaction costs	581,358	—
Prepaid expenses	1,337,694	130,115

Total current assets	7,190,484	7,948,894

Property, plant and equipment, net	1,425,979	1,479,678
Goodwill	898,334	898,334
Other assets	282,712	261,766

Total assets	$9,797,509	$10,588,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,155,464	$1,321,146
Accrued expenses and other	889,765	796,524
Deferred revenue	1,302,600	—

Total current liabilities	3,347,829	2,117,670

Common stock warrants	4,166,014	3,242,797

Total liabilities	7,513,843	5,360,467
Commitments and contingencies	—	—
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 35,206,892 and 33,937,549 issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	3,566	3,394
Additional paid-in capital	71,314,197	67,230,987
Accumulated deficit	(69,034,097)	(62,006,176)

Total stockholders’ equity	2,283,666	5,228,205

Total liabilities and stockholders’ equity	$9,797,509	$10,588,672

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Research and development	$1,862,557	$1,609,123	$5,577,055	$4,936,258

Operating expenses
Selling, general and administrative	945,347	793,045	3,115,222	2,811,701
Research and development	2,853,473	2,342,303	8,189,625	7,193,191
Patent preparation fees	198,115	58,637	461,687	323,433

Total operating expenses	3,996,935	3,193,985	11,766,534	10,328,325

Operating loss	(2,134,378)	(1,584,862)	(6,189,479)	(5,392,067)

Increase in fair market value of common stock rights and common stock warrants	(912,728)	(998,074)	(923,217)	(32,198)
Other income, net	18,225	89,640	84,775	316,040

Net loss	$(3,028,881)	$(2,493,296)	$(7,027,921)	$(5,108,225)

Weighted average shares outstanding: basic	35,109,434	33,519,119	34,525,260	33,140,524

Net loss per share: basic	$(0.09)	$(0.07)	$(0.20)	$(0.15)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(7,027,921)	$(5,108,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	343,038	785,316
Amortization of intangible assets	—	136,325
Increase in fair market value of rights and warrants	923,217	32,198
Stock based compensation	691,115	411,298
Changes in assets and liabilities:
Accounts receivable	(24,588)	(399,841)
Prepaid expenses	(1,207,579)	26,325
Other assets	(20,946)	(15,272)
Accounts payable and accrued expenses	(72,441)	(271,297)

Net cash used in operating activities	(6,396,105)	(4,403,173)

Cash flows from investing activities:
Capital expenditures	(289,339)	(748,830)

Net cash used in investing activities	(289,339)	(748,830)

Cash flows from financing activities:
Net proceeds from exercise of warrants and options	2,969,936	2,708,535
Deferred transaction costs	(159,027)	—
Repayment of notes payable	—	(130,329)

Net cash provided by financing activities	2,810,909	2,578,206

Net decrease in cash and cash equivalents	(3,874,535)	(2,573,797)
Cash and cash equivalents at beginning of period	6,832,290	10,639,530

Cash and cash equivalents at end of period	$2,957,755	$8,065,733

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
Notes to the September 30, 2008 Consolidated Financial Statements (Unaudited)

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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Forms 10-Q and should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2007, included in the 2007 Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2007 annual report on Form 10-K filed on March 13, 2008. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2007 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the Unites States of America. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of short–term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. Interest is accrued as earned.

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

For the nine months ended September 30, 2008 and 2007, revenues from National Institutes of Health (“NIH”) contracts and grants were 99% and 65%, respectively, of total revenues recognized by the Company. Revenues from contracts with the United States Air Force for the nine months ended September 30, 2008 and 2007 were 1% and 35%, respectively.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At September 30, 2008 and December 31, 2007, the Company had no allowance for doubtful accounts.

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

The Company evaluates goodwill for impairment annually, in the fourth quarter of each year. In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit. Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2007, the Company operated as one business segment and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value.

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

The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2007, or from September 30, 2008. As of September 30, 2008, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets on December 31, 2007, or as of and for the three and nine months ended September 30, 2008.

Net Income per Common Share

The Company computes, presents and discloses earnings per share in accordance with SFAS No. 128 “Earnings Per Share” (“EPS”) which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, which is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares, unless the impact of such common shares is anti-dilutive.

The Company incurred losses for the three and nine months ended September 30, 2008 and 2007. As a result, certain equity instruments are excluded from the calculation of diluted loss per share. At September 30, 2008 and 2007, outstanding options to purchase 7,260,084 and 8,205,003 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $3.94 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive. At September 30, 2008 and 2007, outstanding warrants to purchase 7,588,052 and 8,415,865 shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as liabilities under the provisions of Emerging Issues Task Force (“EITF”) 00-19, are recorded at their fair market value as of each reporting period.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early application is not permitted. Management is evaluating what effect EITF 07-05 will have on SIGA’s financial position and operating results.

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

Effective January 1, 2008, the Company implemented SFAS 157, “Fair Value Measurement”, (SFAS 157), for financial assets and liabilities that are required to be measured at fair value. The adoption of FAS 157 did not have an impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), which delayed the implementation of SFAS 157 until January 1, 2009, for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. Pursuant to FSP 157-2, the Company did not adopt FAS 157 for non-financial assets and liabilities that include goodwill. We are currently assessing the impact of FAS 157-2 on our non-financial assets and liabilities.

SFAS 157 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•	Level 3 – Instruments where significant value drivers are unobservable to third parties.

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At September 30, 2008, the fair value of such warrants was $4,166,014.

3.       Stockholders’ Equity

On September 30, 2008, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2008 Financing

On June 19, 2008, SIGA entered into a letter agreement (the “Letter Agreement”), with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion, of up to $8 million over a one–year period (the “Investment Period”) in exchange for (i) SIGA common stock at per share price equal to the lesser of (A) $3.06 and (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by the Investor, exercisable at 115% of the common stock purchase price on such funding date (the “Consideration Warrants”). The Consideration Warrants will be exercisable for up to 4 years following the issuance of such warrants. M&F has the option, during the Investment Period, to invest in the Company under the same investment terms.

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

2006 and 2005 Placements

On October 19, 2006, the Company sold 2,000,000 shares of the Company’s common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants have an initial exercise price of $4.99 per share and may be exercised at any time and from time to time through and including the seventh anniversary of the closing date. As of September 30, 2008, warrants to acquire 1,000,000 shares of common stock were outstanding.

In November 2005, the Company sold 2,000,000 shares of the Company’s common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company’s common stock at an initial exercise price of $1.18 per share, at any time and from time to time through and including the seventh anniversary of the closing date. As of September 30, 2008, warrants to acquire 725,000 shares of common stock were outstanding.

The Company accounted for the transactions under the provisions of EITF 00-19 which requires that free standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At September 30, 2008, the fair market value of the warrants sold in 2006 and 2005 was $2.0 million and $2.1 million, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. SIGA recorded a loss of $920,000 representing the increase in the instruments’ fair value from December 31, 2007 to September 30, 2008.

4.       Research Agreements

Effective September 1, 2008, the Company was awarded a five-year, $55.0 million contract from the National Institute of Allergy and Infectious Diseases (“NIAID”) of the NIH, to support the development of additional formulations and smallpox-related indications for ST-246, the Company’s lead smallpox drug candidate.

In September 2008, SIGA was awarded $20.0 million from the NIAID in supplemental funding to the Company’s existing $16.5 million contract, to accelerate process development related to large-scale manufacturing and packaging of ST-246 and commercial-scale validation. The term of the contract was extended through September 28, 2011.

In September 2008, SIGA received a two-year, $1.0 million Phase I grant from the NIH to fund lead optimization and animal efficacy trials for the Company’s Dengue antiviral program.

5.       Related Parties

During the nine months ended September 30, 2008, the Company incurred costs of $5,700 related to work performed by TransTech Pharma, Inc., a related party, and its affiliates. There are no outstanding accounts payable to related parties as of September 30, 2008.

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

For the nine months ended September 30, 2008 and 2007, the Company recorded compensation expense of approximately $691,000 and $411,000, respectively, related to employees and directors stock options. The total fair value of options vested during the nine months ended September 30, 2008 and 2007, was $586,000 and $201,000, respectively. The total compensation cost not yet recognized related to non-vested awards at September 30, 2008, is $1.6 million. The weighted average period over which total compensation cost is expected to be recognized is 1.6 years.

7.       Commitments and Contingencies

As of September 30, 2008, our purchase obligations are not material. We lease certain facilities and office space under operating leases. On December 31, 2007, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Year ended December 31,	Lease obligations

2008	$576,948
2009	579,648
2010	466,448
2011	443,748

Total	$2,066,792

Other

          On December 20, 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against SIGA in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to SIGA-246, as well as issue a declaration that SIGA is obliged to execute such a license agreement, and award damages resulting from SIGA’s supposed breach of that obligation. PharmAthene also alleges that SIGA breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process. On January 9, 2007, SIGA filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. The Company moved to stay discovery on January 26, 2007 and this motion was granted on March 8, 2007. On January 16, 2008, the Court of Chancery denied SIGA’s motion to dismiss and lifted the stay of discovery. Discovery is proceeding. The Company filed its answer to the Complaint on January 31, 2008. SIGA plans to continue to defend itself vigorously.

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

Overview

          Since our inception in December 1995, SIGA has pursued the research and development of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as smallpox and hemorrhagic fever viruses.

          Effective September 1, 2008, we were awarded a five-year, $55.0 million contract from the National institute of Allergy and Infectious Diseases (“NIAID”) of the NIH, to support the development of additional formulations and smallpox-related indications for ST-246, our lead smallpox drug candidate. In September 2008, we were awarded $20.0 million from the NIAID in supplemental funding to our existing $16.5 million contract, to accelerate process development related to large-scale manufacturing and packaging of ST-246 and commercial-scale validation. The term of the contract was extended through September 28, 2011. During the third quarter of 2006, we were awarded a three-year, $4.8 million Phase II continuation grant from the NIH to support the continuing development of our smallpox drug candidate, ST-246. Our efforts to develop ST-246 were also supported by previous grants from the NIH totaling $5.8 million, a $1.0 million agreement with Saint Louis University, and a $1.6 million contract with the U.S. Army. In September 2007, the Company received a two-year grant for a total of approximately $600,000, supporting the Company’s development of ST-246 treatment of smallpox vaccine-related adverse events.

          Our initiative to advance SIGA’s hemorrhagic fevers programs is supported by a three year, $6.0 million grant from the NIH for the development of an antiviral drug for Lassa fever virus, received in September 2006, and previous grants from the NIH totaling $6.3 million for the development of antiviral drugs for Category A arenavirus.

          In September 2008, we received a two-year, $1.0 million Phase I grant from the NIH to fund lead optimization and animal efficacy trials for our Dengue antiviral program.

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

          Revenue Recognition

          The Company recognizes revenue from contract research and development and research progress payments in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”). In accordance with SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period during which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue is earned, over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations in which the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

          Goodwill

          Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

          The Company evaluates goodwill for impairment annually, in the fourth quarter of each year. In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit. Goodwill impairment is determined using a two-step approach in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2007, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value. In the past, our market capitalization has been significantly in excess of the Company’s carrying value. It is reasonably likely that the future market capitalization of SIGA may exceed or fall short of our current market capitalization. If future market capitalization falls short of the Company’s carrying value, a potential impairment might result. The use of the discounted expected future cash flows to evaluate the fair value of the Company as a whole is reasonably likely to produce different results than the Company’s market capitalization.

          Recent Accounting Pronouncements

          In April 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and early application is not permitted. Management is evaluating what effect EITF 07-05 will have on SIGA’s financial position and operating results.

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

          Effective January 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurement”, (SFAS 157), for financial assets and liabilities that are required to be measured at fair value. The adoption of FAS 157 did not have an impact on our financial position or results of operations.

          In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), which delayed the implementation of FAS 157 until January 1, 2009, for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. Pursuant to FSP 157-2, the Company did not adopt FAS 157 for non-financial assets and liabilities that include goodwill. We are currently assessing the impact of FAS 157-2 on our non-financial assets and liabilities.

          SFAS 157 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. The inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•	Level 3 – Instruments where significant value drivers are unobservable to third parties.

          We use model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At September 30, 2008, the fair value of such warrants was $4,166,014.

Results of Operations

Three months ended September 30, 2008 and 2007

          Revenues from research and development contracts and grants for the three months ended September 30, 2008 and 2007 were $1.86 million and $1.61 million, respectively. The increase of $250,000 or 16% relates to $680,000 additional revenue recognized from our contracts with the NIH supporting the development of our lead smallpox drug candidate, ST-246. In January 2008, we completed a one-year agreement with the USAF for approximately $1.4 million, for the development of counter-measures against Dengue viruses and other water-related viral agents. In April 2008, we completed a one-year agreement with the USAF for approximately $873,000 for the USAF’s Rapid Identification and Treatment program. Revenues recorded from these programs for the three months ended September 30, 2007 were $480,000.

          Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2008 and 2007 were $945,000 and $793,000, respectively. The increase of $152,000 or 19% is due to higher legal and accounting fees related to transaction and litigation support, incurred during the three months ended September 30, 2008.

          Research and development (“R&D”) expenses for the three months ended September 30, 2008 and 2007 were $2.8 million and $2.3 million, respectively. R&D expenses increased $500,000 or 21% mainly due to a $367,000 increase in charges related to clinical and pre-clinical testing and manufacturing of our lead drug candidates and an increase of $300,000 in employee–related expenses due to the hiring of additional research and development employees. These increases were partially off-set by a decline of $154,000 in depreciation expenses for the three months ended September 30, 2008.

          During the three months ended September 30, 2008 and 2007, we spent $1.2 million and $600,000, respectively, on the development of our lead drug candidate, ST-246. For the three months ended September 30, 2008, we spent $330,000 on internal human resources and $870,000 mainly on clinical testing. For the three months ended September 30, 2007, we spent $220,000 on internal human resources and $380,000 on clinical testing of ST-246. From inception of the ST-246 development program to-date, we expended a total of $13.3 million related to the program, of which $3.3 million and $10.0 million were spent on internal human resources, and manufacturing, clinical and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the Department of Defense (“DoD”).

          During the three months ended September 30, 2008 and 2007, we spent $244,000 and $325,000, respectively, to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. For the three months ended September 30, 2008, we spent $62,000 on internal human resources and $181,000 mainly on pre-clinical testing of our drug candidates. For the three months ended September 30, 2007, we spent $54,000 on internal human resources and $270,000 on pre-clinical testing. From inception of our program to develop ST-193, ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $5.3 million related to the program, of which $2.0 million and $3.3 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

          For the three months ended September 30, 2007, we spent $320,000 in expenses related to our USAF agreements, of which $301,000 were invested in internal human resources and $19,000 were spent on external R&D services. No expenses were incurred for these programs during the three months ended September 30, 2008. Costs related to our work on the USAF Agreements from September 2005 to date were $3.4 million, of which we spent $1.8 million and $1.6 million on internal human resources and external R&D services, respectively. These resources reflect SIGA’s research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

          Patent preparation expenses increased to $198,000 for the three months ended September 30, 2008, from $59,000 for the same period in the prior year. The increase of $139,000 reflects our efforts to protect our lead drug candidates in expanded geographic territories.

          Changes in the fair value of common stock rights and common stock warrants sold together with common stock in October 2006 and November 2005 are recorded as gains or losses. For the three months ended September 30, 2008, and 2007 we recorded losses of $913,000 and $998,000, respectively, reflecting increases in the fair market value of warrants to purchase common stock during the respective three month periods. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction.

          For the three months ended September 30, 2008 and 2007, we recorded other income of $18,000 and $90,000, respectively, mainly related to interest income on our cash and cash equivalent balance. The decline in other income is due to lower average cash and cash equivalent balance during the three months ended September 30, 2008 as compared to the same period in the prior year.

Nine months ended September 30, 2008 and 2007

          Revenues from research and development contracts and grants for the nine months ended September 30, 2008 and 2007 were $5.58 million and $4.94 million, respectively. The increase of $640,000 or 13% in revenues recorded for the nine months ended September 30, 2008 relates to an increase of $2.3 million in revenues recognized from NIH grants and contracts with the NIH supporting our lead programs. Revenue recognized from our programs with the USAF was $38,000 and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively. In 2008, we completed our two, one-year programs with the USAF.

          SG&A expenses for the nine months ended September 30, 2008 and 2007 were $3.1 million and $2.8 million, respectively. SG&A expenses increased $300,000 or 11% due to an increase of $120,000 in business development expenses, an increase of $69,000 in insurance costs and an increase of $171,000 in employee-related costs, including non-cash stock compensation.

          Research and development expenses for the nine months ended September 30, 2008 and 2007 were $8.2 million and $7.2 million, respectively. The increase of $1.0 million or 14% reflects higher expenditures related to clinical and pre-clinical testing of our lead drug candidates, which increased $1.8 million from the same period in the prior year. The increase was partially offset by a decline of $580,000 in depreciation and amortization, and a decline of $316,000 in expenditures related to our agreements with the USAF, which were completed during 2008.

          During the nine months ended September 30, 2008 and 2007, we spent $3.7 million and $2.3 million, respectively, on the development of ST-246. For the nine months ended September 30, 2008, we spent $850,000 on internal human resources and $2.9 million mainly on manufacturing and clinical testing. For the nine months ended September 30, 2007, we spent $711,000 on internal human resources and $1.6 million mainly on clinical testing. From inception of the ST-246 development program to-date, we expended a total of $13.3 million related to the program, of which $3.3 million and $10.0 million were spent on internal human resources, and clinical and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

          R&D expenses of $760,000 and $916,000 during the nine months ended September 30, 2008 and 2007, respectively, were used to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. For the nine months ended September 30, 2008, we spent $190,000 on internal human resources and $570,000 mainly on pre-clinical testing. For the nine months ended September 30, 2007, we spent $175,000 on internal human resources and $741,000 mainly on pre-clinical testing. From inception of our program to develop ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $5.3 million related to the program, of which $2.0 million and $3.3 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

          For the nine months ended September 30, 2008 and 2007, we spent $102,000 and $1.16 million, respectively, in expenses related to our USAF agreements. For the nine months ended September 30, 2008 we spent $77,000 on internal human resources and $26,000 for external R&D services. During the same period in 2007, we spent $818,000 and $346,000 on internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreements from September 2005 to date were $3.4 million, of which we spent $1.8 million and $1.6 million on internal human resources and external R&D services, respectively. These resources reflect SIGA’s research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

          Patent preparation expenses increased to $462,000 for the nine months ended September 30, 2008, from $323,000 for the same period in the prior year. The increase of $139,000 reflects our efforts to protect our lead drug candidates in expanded geographic territories.

          Changes in the fair value of common stock rights and common stock warrants sold together with common stock in October 2006 and November 2005 are recorded as gains or losses. For the nine months ended September 30, 2008 and 2007, we recorded losses of $923,000 and $32,000, respectively, reflecting increases in the fair market value of warrants to purchase common stock during the respective periods. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities at the time of the transaction.

          For the nine months ended September 30, 2008 and 2007, we recorded other income of $85,000 and $316,000, respectively, mainly related to interest income on our cash and cash equivalent balance. The decline in other income is due to lower cash and cash equivalent balance during the nine months ended September 30, 2008 as compared to the same period in the prior year.

          Our product programs are in the early stage of development. At this stage of development, we cannot make reasonable estimates of the potential cost for most of our programs to be completed or the time it will take to complete the project. Our lead product, ST-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005 the FDA accepted our IND application for ST-246 and granted it Fast-Track status. In December 2006, the FDA granted Orphan Drug designation to ST-246, for the prevention as well as the treatment of smallpox. We expect that costs to complete the program will approximate $20 million to $30 million, and that the project could be completed in 24 months to 36 months. There is a high risk of non-completion of any program, including ST-246, because of the lead time to program completion and uncertainty of the costs. Net cash inflows from any products developed from our programs is at least one to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

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

Liquidity and Capital Resources

          On September 30, 2008, we had approximately $3.0 million in cash and cash equivalents.

          Operating activities

          Net cash used in operations during the nine months ended September 30, 2008 and 2007 was $6.4 million and $4.4 million, respectively. The increase in net cash used in operations relates to higher operating expenses incurred during the nine months ended September 30, 2008, and to an increase of approximately $1.2 million in our prepaid expenses as compared to the prior year.

          Investing activities

          Capital expenditures during the nine months ended September 30, 2008 and 2007, were $289,000 and $749,000, respectively, and mainly supported acquisitions of laboratory equipment in 2008, and the renovation of our office space in Oregon during the same period in 2007.

          Financing activities

          Cash provided by financing activities during the nine months ended September 30, 2008 and 2007 was $2.81 million and $2.58 million, respectively, generated from exercises of options and warrants to purchase common stock.

          Other

          On June 19, 2008, we entered into a letter agreement (the “Letter Agreement”), with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million over a one–year period (the “Investment Period”) in exchange for (i) SIGA common stock at per share price equal to the lesser of (A) $3.06 and (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by the Investor, exercisable at 115% of the common stock purchase price on such funding date (the “Consideration Warrants”). The Consideration Warrants will be exercisable for up to four years following the issuance of such warrants. M&F has the option, during the Investment Period, to invest in the Company under the same investment terms.

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

          We believe that our existing cash balances combined with cash flows primarily from continuing government grants and contracts, anticipated new government grants and contracts and potential proceeds from our investment commitment will be sufficient to support our operations beyond the next twelve months, and that sufficient cash flows will be available to meet our business objectives during that period. We believe that we have sufficient liquidity to support our operations beyond the next twelve months despite the disruption of the capital markets. We are not dependent on the availability of short–term debt facilities and the limited availability of credit in the market has not affected our liquidity or materially impacted our funding.

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

Safe Harbor Statement

          This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management’s estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include the risks that (a) potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (b) SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (c) SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (d) SIGA may not be able to secure funding from anticipated government contracts and grants, (e) SIGA may not be able to secure or enforce adequate legal protection, including patent protection, for its products,  (f) regulatory approval for SIGA’S products may require further or additional testing that will delay or prevent approval, and (g)  unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including SIGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission’s Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Part II
Other information

Item 1.

Legal Proceedings - On December 20, 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to SIGA-246, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to us during the negotiation process. On January 9, 2007, we filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. The Company moved to stay discovery on January 26, 2007 and this motion was granted on March 8, 2007. On January 16, 2008, the Court of Chancery denied our motion to dismiss and lifted the stay of discovery. Discovery is proceeding. The Company filed its answer to the Complaint on January 31, 2008. SIGA plans to continue to defend itself vigorously.

Item 1A.	Risk Factors – There are no material changes to the Risk Factors disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds – None.

Item 3.	Defaults upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders - None.

Item 5.	Other Information – None.

Item 6.	Exhibits

*	10.1	Contract dated September 1, 2008, between SIGA Technologies, Inc. and the National Institutes of Health, DHHS.

*	10.2	Modification of Contract dated September 17, 2008, between SIGA Technologies, Inc. and the National Institute of Allergy and Infectious Diseases of the National Institutes of Health.

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA Technologies, Inc.
(Registrant)

Date: November 6, 2008	By: /s/ Thomas N. Konatich

Thomas N. Konatich
Chief Financial Officer