Form 10-Q
period 2009-03-31
SIGA TECHNOLOGIES INC
filed 2009-05-11
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒.

As of April 25, 2009 the registrant had 36,240,495 shares of common stock outstanding.

SIGA Technologies, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$1,563,660	$2,321,519
Accounts receivable	1,247,272	1,959,608
Deferred transaction costs	581,358	581,358
Prepaid expenses	1,577,550	1,392,607

Total current assets	4,969,840	6,255,092

Property, plant and equipment, net	1,247,196	1,360,018
Goodwill	898,334	898,334
Other assets	290,893	283,856

Total assets	$7,406,263	$8,797,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,054,892	$1,806,073
Accrued expenses and other	796,180	1,210,496
Deferred revenue	1,337,960	1,302,600
Common stock warrants (See Note 2)	3,870,000	—

Total current liabilities	8,059,032	4,319,169

Common stock warrants	5,708,267	2,923,532

Total liabilities	13,767,299	7,242,701

Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 36,155,795 and 35,383,720 issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	3,616	3,538
Additional paid-in capital	73,835,402	72,156,614
Accumulated deficit (See Note 2)	(80,200,054)	(70,605,553)

Total stockholders’ equity	(6,361,036)	1,554,599

Total liabilities and stockholders’ equity	$7,406,263	$8,797,300

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,

	2009	2008

Revenues
Research and development	$1,925,777	$1,982,540

Operating expenses
Selling, general and administrative	2,059,693	1,004,804
Research and development	2,697,382	2,836,025
Patent preparation fees	109,130	129,605

Total operating expenses	4,866,205	3,970,434

Operating loss	(2,940,428)	(1,987,894)

Decrease (increase) in fair value of common stock rights and common stock warrants	(3,944,735)	1,086,138
Other income (expense), net	662	43,452

Net loss	$(6,884,501)	$(858,304)

Weighted average shares outstanding: basic and diluted	35,838,346	33,946,494

Net loss per share: basic and diluted	$(0.19)	$(0.03)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2009

	2009	2008

Cash flows from operating activities:
Net loss	$(6,884,501)	$(858,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	112,822	320,419
(Increase) decrease in fair value of rights and warrants	3,944,735	(1,086,138)
Stock based compensation	384,766	147,369
Changes in assets and liabilities:
Accounts receivable	712,336	434,558
Prepaid expenses	(184,943)	8,705
Other assets	(7,037)	(6,209)
Deferred revenue	35,360
Accounts payable and accrued expenses	(165,497)	(570,446)

Net cash used in operating activities	(2,051,959)	(1,610,046)

Cash flows from investing activities:
Capital expenditures	—	(158,006)

Net cash used in investing activities	—	(158,006)

Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,294,100	25,935

Net cash provided by financing activities	1,294,100	25,935

Net (decrease) increase in cash and cash equivalents	(757,859)	(1,742,117)
Cash and cash equivalents at beginning of period	2,321,519	6,832,290

Cash and cash equivalents at end of period	$1,563,660	$5,090,173

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
Notes to the March 31, 2009 Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Forms 10-Q and should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2008, included in the 2008 Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2008 annual report on Form 10-K filed on March 6, 2009. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2008 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management’s plans with regard to these matters include continued development of its products as well as seeking additional research support funds and future financial arrangements. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient future financing on commercially reasonable terms or that the Company will be able to secure funding from anticipated government contracts and grants. Management believes that its existing cash balances combined with cash flows primarily from proceeds from its investment commitment (See Note 3), continuing government grants and contracts, and anticipated new government grants and contracts, will be sufficient to support SIGA’s operations beyond the next twelve months, and that sufficient cash flows will be available to meet the Company’s business objectives during that period. If the Company is unable to raise adequate capital or achieve profitability, future operations will need to be scaled back or discontinued. Continuance of the Company as a going concern is dependent upon, among other things, the success of the Company’s research and development programs and the Company’s ability to obtain adequate financing. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

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

Cumulative Effect of Changes in Accounting Principles

On January 1, 2009, the Company adopted the provisions of EITF issue No. 07-05: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05). In accordance with EITF 07-05, the cumulative effect of the change in accounting principle recorded by SIGA in connection with certain warrants to acquire shares of the company’s common stock (see Note 3), was recognized by SIGA as an adjustment to the opening balance of retained earnings as summarized in the following table:

	As reported on December 31, 2008	As adjusted on January 1, 2009	Effect of change in accounting principle

Common stock warrants	$—	2,710,000	$2,710,000
Accumulated deficit	$(70,605,553)	$(73,315,553)	$(2,710,000)

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost. Interest is accrued as earned.

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

For the three months ended March 31, 2009 and 2008, revenues from National Institutes of Health (“NIH”) contracts and grants were 100% and 98%, respectively, of total revenues recognized by the Company. Revenues from contracts with the United States Air Force for the three months ended March 31, 2008 were 2%.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. An allowance for doubtful accounts is based on specific analysis of the receivables. At March 31, 2009 and December 31, 2008, the Company had no allowance for doubtful accounts.

Research and Development

Research and development expenses include costs directly attributable to the conduct of research and development programs, including employee related costs, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors, and a portion of our facility costs, such as rent, utilities, and general support services directly related to our research and development efforts. All costs associated with research and development are expensed as incurred. Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized in accordance with EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.

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

The Company has no uncertain tax positions as of December 31, 2008, and March 31, 2009. As of March 31, 2009, the only tax jurisdiction to which the Company is subject is the United States of America. Open tax years, subject to a taxing authority audit, relate to years in which unused net operating losses were generated, that extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets on December 31, 2008, or as of and for the three months ended March 31, 2009.

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

The Company incurred losses for the three months ended March 31, 2009 and 2008. As a result, certain equity instruments are excluded from the calculation of diluted loss per share. At March 31, 2009 and 2008, outstanding options to purchase 7,176,346 and 8,092,601 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $4.74 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive. At March 31, 2009 and 2008, outstanding warrants to purchase 6,424,867 and 8,257,377 shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as liabilities under the provisions of Emerging Issues Task Force (“EITF”) 00-19 and FAS 133 “Accounting for Derivative Instruments and Hedging), as supplemented by EITF 07-5 are recorded at their fair market value as of each reporting period.

The Company applies SFAS 157, “Fair Value Measurement”, “SFAS 157” and FASB Staff Position 157-2 (FSP 157-2), for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis.

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

SIGA uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At March 31, 2009 and December 31, 2008, the fair value of such warrants was as follows:

	March 31, 2009	December 31, 2008

Common stock warrants classified as current liabilities	$3,870,000	$—
Common stock warrants classified as long term liabilities	5,708,267	2,923,532

Total	$9,578,267	$2,923,532

FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” applies to nonfinancial assets and nonfinancial liabilities and was effective January 1, 2009. The adoption of this standard had no impact on the Company in first quarter 2009.

Concentration of Credit Risk

The Company may from time to time have cash in bank accounts that exceed the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on its cash accounts. No allowance has been provided for potential credit losses because management believes that any such losses would be minimal. The Company’s accounts payable balance consists of trade payables due to creditors.

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

Recent Accounting Pronouncements

In April 2009, FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that this standard will have on our financial statements.

3.	Stockholders’ Equity

On March 31, 2009, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2008 Financing

On June 19, 2008, SIGA entered into a letter agreement (the “Letter Agreement”), with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million over a one-year period (the “Investment Period”) in exchange for (i) SIGA common stock at per share price equal to the lesser of (A) $3.06 and (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by the Investor, exercisable at 115% of the common stock purchase price on such funding date (the “Consideration Warrants”). The Consideration Warrants will be exercisable for up to 4 years following the issuance of such warrants. M&F has the option, during the Investment Period, to invest in the Company under the same investment terms. As of March 31, 2009, the entire commitment was outstanding.

In addition and in consideration for the commitment of M&F, M&F received warrants to purchase 238,000 shares of SIGA common stock, exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants are exercisable until June 19, 2012. The Company recorded all costs related to the Letter Agreement, including the fair value of the Commitment Warrants, as deferred transaction costs. The deferred costs will reduce the Company’s additional paid-in capital upon issuance of common stock and warrants under the Letter Agreement. In the event that we do not issue stock under the M&F Letter Agreement, we will charge the entire amount of deferred transaction costs to the results of operations at the end of the Investment Period. In the event that the transaction for the Letter Agreement is abandoned, we will charge the entire amount of deferred transaction costs to the results of operations at such point.

On January 1, 2009, the Company adopted the provisions of EITF issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05). In accordance with the provisions EITF 07-05, the warrants issuable to M&F under the Letter Agreement, which if issued, could be exercised either by payment of cash or cashless exercise, would no longer be considered “indexed to the Company’s own stock” and therefore would be subject to the scope of SFAS 133. As a result, such warrants meet the definition of a derivative and must be recorded on the Company’s balance sheet. The Company applied the Black-Scholes model to calculate the fair value of the respective derivative instruments using the Monte Carlo simulation to estimate the price of the Company’s common stock on the derivative’s expiration date. The expected volatility was estimated using the Company’s historical volatility. On January 1, 2009, the Company recorded the fair value of the warrants, or $2.7 million, as an adjustment to the opening balance of retained earning. The Company recorded a loss of $1.2 million, or $0.03 per share, for the three months ended March 31, 2009 representing the increase in the fair value of the warrants from January 1, 2009 through March 31, 2009.

2006 and 2005 Placements

On October 19, 2006, the Company sold 2,000,000 shares of the Company’s common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants have an initial exercise price of $4.99 per share and may be exercised at any time and from time to time through and including the seventh anniversary of the closing date. As of March 31, 2009, warrants to acquire 1,000,000 shares of common stock were outstanding.

In November 2005, the Company sold 2,000,000 shares of the Company’s common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company’s common stock at an initial exercise price of $1.18 per share, and may be exercised at any time and from time to time through and including the seventh anniversary of the closing date. As of March 31, 2009, warrants to acquire 579,192 shares of common stock were outstanding.

The Company accounted for the transactions under the provisions of EITF 00-19 which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At March 31, 2009, the fair market value of the warrants sold in 2006 and 2005 was $3.2 million and $2.5 million, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. SIGA recorded a loss of $2.8 million representing the increase in the instruments’ fair value from December 31, 2008 to March 31, 2009.

4.	Research Agreements

Effective September 1, 2008, the Company was awarded a five-year, $55.0 million contract from the National Institute of Allergy and Infectious Diseases (“NIAID”) of the NIH, to support the development of additional formulations and smallpox-related indications for ST-246®, the Company’s lead smallpox drug candidate.

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

On June 19, 2008, SIGA entered into a Letter Agreement with M&F, a related party, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million over a one-year period in exchange for (i) SIGA common stock, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. M&F has the option, during the Investment Period, to invest in the Company under the same investment terms (see Note 3).

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended March 31, 2009 and 2008, the Company incurred costs of $805,000, and $201,000, respectively, related to services provided by the outside counsel. On March 31, 2009, the Company’s outstanding payables included $859,000 payable to the outside counsel.

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

For the three months ended March 31, 2009 and 2008, the Company recorded compensation expense of approximately $385,000 and $147,000, respectively, related to employees and directors stock options. The total fair value of options vested during the three months ended March 31, 2009 and 2008, was $88,736 and $27,000, respectively. The total compensation cost not yet recognized related to non-vested awards at March 31, 2009, is $1.6 million. The weighted average period over which total compensation cost is expected to be recognized is 1.4 years.

7.	Commitments and Contingencies

As of March 31, 2009, our purchase obligations are not material. We lease certain facilities and office space under operating leases. On December 31, 2008, minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Year ended December 31,	Lease obligations

2009	579,648
2010	466,448
2011	443,748

Total	$1,489,844

Other

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against the Company in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that the Company is obliged to execute such a license agreement, and award damages resulting from the Company’s supposed breach of that obligation. PharmAthene also alleges that SIGA breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process. In January 2007, SIGA filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. In January 2008, the Court of Chancery denied the Company’s motion to dismiss and lifted a related stay of discovery. Discovery is proceeding and various motions have been filed, some of which are pending. The Company filed its answer to the Complaint denying all material allegations.

As of March 31, 2009, the Company believes that a possible loss or range of loss cannot be reasonably estimated because PharmAthene, in its complaint, seeks injunctive and declaratory relief as well as unspecified monetary damages and the Company asserted what it believes to be meritorious defenses. Therefore, the Company has concluded that it is not possible to reasonably estimate a range of loss.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no other dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

8.	Subsequent Event

On April 29, 2009, SIGA and M&F entered into a letter agreement (the “Extension Agreement”) extending the Investment Period of the Company’s Letter Agreement with M&F through June 19, 2010 and increasing the number of tranches pursuant to the Investment Commitment and the Investment Option to no more than six. On April 29, 2009, SIGA notified M&F that it intends to exercise its right to cause the Investor to invest $1.5 million in SIGA pursuant to the terms of the Letter Agreement. On April 30, 2009 the Company issued M&F 490,196 shares of common stock and 196,078 warrants to acquire common stock in exchange for total proceeds of $1.5 million. The warrants are exercisable until April 30, 2013, for exercise price of $3.519 per share.

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

Overview

                    Since our inception in December 1995, SIGA has pursued the research, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as smallpox and Arenaviruses. In September 1, 2008, we were awarded a five-year, $55.0 million contract from the National Institute of Allergy and Infectious Diseases (NIAID), to support the development of additional formulations and orthopox-related indications for ST-246®, our lead orthopox drug candidate. In September 2008, we were awarded $20.0 million from the NIAID in supplemental funding to our existing $16.5 million contract, to accelerate process development related to large-scale manufacturing and packaging of ST-246® and commercial-scale validation. The term of the contract was extended through September 28, 2011. In September 2007, we received a two-year grant from the NIH for a total of approximately $600,000, to support the development of ST-246® treatment of smallpox conventional vaccine-related adverse events. During the third quarter of 2006 we were awarded a 3-year, $16.5 million contract from the NIH and an additional 3 year, $4.8 million Phase II continuation grant from the NIH. Both awards support the continuing development of our smallpox drug candidate, ST-246® Our efforts to develop ST-246® were also supported by previous grants from the NIH totaling $5.8 million, a $1.0 million agreement with Saint Louis University, and a $1.6 million contract with the U.S. Army. Our initiative to advance SIGA’s Arenavirus programs is supported by a 3-year, $6.0 million grant from the NIH, received in September 2006 and previous grants from the NIH totaling $6.3 million.

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

                    Management believes that its existing cash balances combined with cash flows primarily from proceeds from our investment commitment, continuing government grants and contracts, and anticipated new government grants and contracts, will be sufficient to support SIGA’s operations beyond the next twelve months, and that sufficient cash flows will be available to meet the Company’s business objectives during that period. We believe that we have sufficient liquidity to support our operations beyond the next twelve months despite the disruption of the capital markets. We are not dependent on the availability of short-term debt facilities and the limited availability of credit in the market has not affected our liquidity or materially affected our funding.

                    Our technical operations are based in our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing antiviral, antibiotic and vaccine programs through a combination of government grants, contracts and strategic alliances. While we have had success in obtaining strategic alliances, contracts and grants, there is no assurance that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future. We may incur operating losses for the foreseeable future and there can be no assurance that we will ever achieve profitable operations.

 Bioshield Smallpox Therapeutic Request for Proposal

The Biomedical Advance Research and Development Authority (“BARDA”), an office within the U.S. Department of Health and Human Services, has issued a Request for Proposal (the “RFP”) with respect to the procurement of 1.7 million courses of medical countermeasures that can be used to treat symptomatic individuals exposed to smallpox. The RFP also invites proposals to supply up to an additional 12 million courses, at BARDA’s option. BARDA has indicated that it intends to grant awards under this solicitation in September 2009 to a single vendor. The RFP contemplates the award of a five-year, firm-fixed-price contract for the initial 1.7 million courses. The RFP seeks antivirals that would have at least a 36-month shelf-life. Additional options within the RFP seek vendors that can provide a “warm production” capacity; an intravenous formulation for the antiviral; an oral suspension for both children and elderly adults; and pursuit of post-exposure prophylaxis countermeasures. BARDA intends to require the company awarded the contract to seek full FDA approval for the contracted antiviral and implement a “Phase IV” monitoring plan for the drug. The RFP also notes that the company awarded the contract may also receive funds for physical and informational security of the company and its suppliers.

SIGA intends to respond to the RFP and seek a contract from BARDA based on its ST-246 drug candidate. There can be no assurance that SIGA or any other company will receive an award pursuant to the RFP. Further, any award on the RFP would be subject to negotiation of final contract terms and specifications; thus, the final terms under any contract with BARDA may be materially different than those indicated in the RFP.

Critical Accounting Policies and Estimates

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

                    Cumulative Effect of Changes in Accounting Principles

                    On January 1, 2009, the Company adopted the provisions of EITF issue No. 07-05: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-05). In accordance with EITF 07-05, the cumulative effect of the change in accounting principle recorded by SIGA in connection with certain warrants to acquire shares of the common stock (See Note 3), was recognized by SIGA as an adjustment to the opening balance of retained earnings as summarized in the following table:

	As reported on December 31, 2008	As adjusted on January 1, 2009	Effect of change in accounting principle

Common stock warrants	$—	2,710,000	$2,710,000
Accumulated deficit	$(70,605,553)	$(73,315,553)	$(2,710,000)

                    The Company applied the Black-Scholes model to calculate the fair value of the warrants using the Monte Carlo simulation to estimate the price of the Company’s common stock on the warrant’s expiration date. The expected volatility was estimated using the Company’s historical volatility.

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

                    The Company applies SFAS 157, “Fair Value Measurement”, (SFAS 157) and FASB Staff Position 157-2 (FSP 157-2), for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis.

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

                    SIGA uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At March 31, 2009 and 2008, the fair value of such warrants was as follows:

	March 31, 2009	December 31, 2008

Common stock warrants classified as current liabilities	$3,870,000	$—
Common stock warrants classified as long term liabilities	5,708,267	2,923,532

Total	$9,578,267	$2,923,532

                    FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” applies to nonfinancial assets and nonfinancial liabilities and was effective January 1, 2009. The adoption of this standard had no impact on the Company in first quarter 2009.

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

                    Recent accounting pronouncements

                    In April 2009, FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

                    In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

                    These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

Results of Operations

Three months ended March 31, 2009 and 2008

                    Revenues from research and development contracts and grants for the three months ended March 31, 2009 and 2008 were $1.93 million and $1.98 million, respectively. Revenue recognized for the three months ended March 31, 2009 declined approximately $57,000 or 2.9% from the same period in the prior year mainly due to a decline of $385,000 in revenue recognized from our Arenavirus programs. The decline was partially offset by revenues of $270,000 related to our $55 million contract with the NIH to support the development of additional formulations and orthopox-related indications of ST-246®.

                    Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2009 and 2008 were $2.1 million and $1.0 million, respectively. The increase of $1.1 million or 105% is mainly due to $136,000 recorded in connection with the severance agreement reached between SIGA and our former Chief Financial Officer, $216,000 of higher stock based compensation charges, and an increase of $690,000 in legal and litigation support incurred during the three months ended March 31, 2009.

                    Research and development (“R&D”) expenses for the three months ended March 31, 2009 and 2008 were $2.7 million and $2.8 million, respectively. The decline of approximately $139,000 or 4.9% is mainly due to a $208,000 decline in depreciation expense related to declines in capital expenditures over the past several years and a decline of $194,000 in expenses related to our leading drug development programs. The declines were partially offset by an increase of $284,000 in employee related expenses due to the hiring of additional research and development support personnel.

                    During the three months ended March 31, 2009 and 2008, we spent $1.3 and $1.2 million, respectively, on the development of our lead drug candidate, ST-246®. For the three months ended March 31, 2009, we spent $338,000 on internal human resources and $975,000 mainly on manufacturing and clinical testing. For the three months ended March 31, 2008, we spent $232,000 on internal human resources and $968,000 mainly on clinical testing and manufacturing of ST-246®. From inception of the ST-246® development program to-date, we expended a total of $16.3 million related to the program, of which $4.0 million and $12.3 million were spent on internal human resources, and manufacturing, clinical and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the Department of Defense (“DoD”).

                    During the three months ended March 31, 2009 and 2008, we spent $130,000 and $379,000, respectively, to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. For the three months ended March 31, 2009, we spent $60,000 on internal human resources and $70,000 mainly on pre-clinical testing of our drug candidates. For the three months ended March 31, 2008, we spent $60,000 on internal human resources and $319,000 on pre-clinical testing.

From inception of our program to develop ST-193, ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $5.6 million related to the program, of which $2.1 million and $3.5 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

                    For the three months ended March 31, 2008 we spent $100,000 in expenses related to our USAF agreements. For the three months ended March 31, 2008 we spent $77,000 and $23,000 for internal human resources and external R&D services, respectively. Costs related to our work on the USAF Agreements from September 2005 to date were $3.4 million, of which we spent $1.8 million and $1.6 million on internal human resources and external R&D services, respectively. These resources reflect SIGA’s research and development expenses directly related to this agreement. They exclude additional expenditures such as patent costs and allocation of indirect expenses. In January 2008, we completed a one-year agreement with the USAF for approximately $1.4 million, for the development of counter-measures against Dengue viruses and other water-related viral agents. In April 2008, we completed a second one-year agreement with the USAF for approximately $873,000 for the USAF’s Rapid Identification and Treatment program. As the USAF Agreement was completed in 2008, there was no expense for the USAF Agreement for the three months ended March 31, 2009.

                    Patent preparation expenses decreased to $109,000 for the three months ended March 31, 2009, from $130,000 for the same period in the prior year. Higher costs in 2008 reflect timing of patents filings related to our efforts to protect our lead drug candidates in expanded geographic territories.

                    Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the three months ended March 31, 2009 and 2008, we recorded a loss of $3.9 million and a gain of $1.1 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three month periods.

                    For the three months ended March 31, 2009 and 2008, we recorded other income of $1,000 and $43,000, respectively, mainly related to interest income on our cash and cash equivalent balance. The decline in other income is due to lower average cash and cash equivalent balance during the three months ended March 31, 2009 as compared to the same period in the prior year.

Liquidity and Capital Resources

                    On March 31, 2009, we had approximately $1.6 million in cash and cash equivalents.

                    Operating activities

                    Net cash used in operations during the three months ended March 31, 2009 and 2008 was $2.1 million and $1.6 million, respectively. The increase in net cash used in operations relates to higher operating expenses incurred during the three months ended March 31, 2009 mainly due to legal and litigation support. The increase was partially offset by the collection of $712,000 of accounts receivables during the three months ended March 31, 2009, as compared to $435,000 during the same period in 2008, and the net payment of payables of $165,000 during the three months ended march 31, 2009, as compared with $570,000 during the same period in 2008..

                    Investing activities

                    Capital expenditures of $158,000 during the three months ended March 31, 2008 supported acquisitions of laboratory equipment. We incurred no capital expenditure during the three months ended March 31, 2009.

                    Financing activities

                    Cash provided by financing activities during the three months ended March 31, 2009 and 2008 was $1.3 million and $26,000, respectively, generated from exercises of options and warrants to purchase common stock.

                    Other

                    On June 19, 2008, we entered into a letter agreement (the “Letter Agreement”), with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million over a one-year period (the “Investment Period”) in exchange for (i) SIGA common stock at per share price equal to the lesser of (A) $3.06 and (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by the Investor, exercisable at 115% of the common stock purchase price on such funding date (the “Consideration Warrants”). The Consideration Warrants will be exercisable for up to four years following the issuance of such warrants. M&F has the option, during the Investment Period, to invest in the Company under the same investment terms. As of March 31, 2009, the entire amount of the commitment remains outstanding.

On April 29, 2009, SIGA and M&F entered into a letter agreement (the “Extension Agreement”) extending the Investment Period of the Company’s Letter Agreement with M&F through June 19, 2010 and increasing the number of tranches pursuant to the Investment Commitment and the Investment Option to no more than six. On April 29, 2009, SIGA notified the Investor that it intends to exercise its right to cause the Investor to invest $1.5 million in SIGA pursuant to the terms of the Letter Agreement. On April 30, 2009, the Company issued M&F 490,196 shares of common stock and 196,078 warrants to acquire common stock in exchange for total proceeds of $1.5 million. The warrants are exercisable until April 30, 2013, for exercise price of $3.519 per share. The proceeds of the investment will be used for general corporate purposes.

We have incurred cumulative net losses and may incur additional losses as we perform further research and development activities. We do not currently have commercial products and currently have limited capital resources. Our plans with regard to these matters include responding to current and future RFPs and seeking to obtain commercial contracts for the manufacture and delivery of ST-246, continued development of our products as well as seeking additional working capital through a combination of collaborative agreements, strategic alliances, research grants, and future equity and debt financing. Although we continue to pursue these plans, there is no assurance that we will be successful in any of these activities, including no assurance that we will be awarded any supply contract, obtain future financing on commercially reasonable terms or be able to secure funding from anticipated government contracts and grants.

We believe that our existing cash balances combined with cash flows primarily from proceeds from our investment commitment, continuing government grants and contracts, and anticipated new government grants and contracts will be sufficient to support our operations beyond the next twelve months, and that sufficient cash flows will be available to meet our business objectives during that period. We believe that we have sufficient liquidity to support our operations beyond the next twelve months despite the disruption of the capital markets. We are not dependent on the availability of short-term debt facilities and the limited availability of credit in the market has not affected our liquidity or materially impacted our funding.

Our working capital and capital requirements will depend upon numerous factors, including whether we are successful in obtaining government-funded contracts for the manufacture and delivery of ST-246; whether the terms of any such contract are commercially favorable; the progress, if any, and the future needs of our pharmaceutical research and development programs; pre-clinical and clinical testing activity; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and marketing capabilities; technological advances; the status of competitors; and our ability to establish collaborative arrangements with other organizations.

Off-Balance Sheet Arrangements

                    SIGA does not have any off-balance sheet arrangements.

Safe Harbor Statement

                    This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management’s estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include the risks that (a) potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (b) SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (c) SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (d) SIGA may not be able to secure funding from anticipated government contracts and grants, (e) SIGA may not be able to secure or enforce adequate legal protection, including patent protection, for its products, (f) regulatory approval for SIGA’s products may require further or additional testing that will delay or prevent approval, (g) unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures, and (h) the Biomedical Advanced Research & Development Authority may not complete the procurement set forth in its solicitation for the acquisition of a smallpox antiviral for the strategic national stockpile, or may complete it on different terms. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including SIGA’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2008, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission’s Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the U.S. federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Part II
Other information

Item 1. Legal Proceedings - In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against the Company in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that the Company is obliged to execute such a license agreement, and award damages resulting from the Company’s supposed breach of that obligation. PharmAthene also alleges that SIGA breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process. In January 2007, SIGA filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. In January 2008, the Court of Chancery denied the Company’s motion to dismiss and lifted a related stay of discovery. Discovery is proceeding and various motions have been filed, some of which are pending. The Company filed its answer to the Complaint denying all material allegations.

Item 1A.	Risk Factors – There are no material changes to the Risk Factors disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds – None.

Item 3.	Defaults upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders - None.

Item 5.	Other Information – None.

Item 6.	Exhibits

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA Technologies, Inc.
(Registrant)

Date: May 11, 2009	By	:/s/ Ayelet Dugary

Ayelet Dugary
Chief Financial Officer