Form 10-Q
period 2009-06-30
SIGA TECHNOLOGIES INC
filed 2009-08-05
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009
OR

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ___________ to _____________

Commission File No. 0-23047

SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3864870 (I.R.S. Employer Identification. No.)
420 Lexington Avenue, Suite 408 New York, NY (Address of principal executive offices)	10170 (zip code)

Registrant’s telephone number, including area code: (212) 672-9100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☒.

As of July 30, 2009 the registrant had 37,554,753 shares of common stock outstanding.

SIGA Technologies, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$1,608,271	$2,321,519
Accounts receivable	2,852,965	1,959,608
Deferred transaction costs	-	581,358
Prepaid expenses	1,464,713	1,392,607
Total current assets	5,925,949	6,255,092

Property, plant and equipment, net	1,319,334	1,360,018
Goodwill	898,334	898,334
Other assets	279,902	283,856
Total assets	$8,423,519	$8,797,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,810,559	$1,806,073
Accrued expenses and other	1,002,174	1,210,496
Deferred revenue	1,329,120	1,302,600
Common stock warrants	5,670,000	-
Total current liabilities	10,811,853	4,319,169

Common stock warrants	10,758,805	2,923,532
Total liabilities	21,570,658	7,242,701

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 37,271,253 and 35,383,720 issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	3,727	3,538
Additional paid-in capital	77,402,300	72,156,614
Accumulated deficit (See Note 2)	(90,553,166)	(70,605,553)
Total stockholders' equity	(13,002,120)	1,554,599
Total liabilities and stockholders' equity	$8,423,519	$8,797,300

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues
Research and development	$4,008,959	$1,731,958	$5,934,736	$3,714,498

Operating expenses
Selling, general and administrative	1,801,746	1,165,071	3,861,440	2,169,876
Research and development	4,712,863	2,500,127	7,410,245	5,336,151
Patent preparation fees	84,426	133,967	193,556	263,572

Total operating expenses	6,599,035	3,799,165	11,465,241	7,769,599

Operating loss	(2,509,076)	(2,067,207)	(5,530,505)	(4,055,101)

Increase in fair value of common stock rights and common stock warrants	(7,763,035)	(1,096,627)	(11,707,770)	(10,489)
Other income (expense), net	-	23,098	662	66,550

Net loss	$(10,353,111)	$(3,140,736)	$(17,237,613)	$(3,999,040)

Weighted average shares outstanding: basic and diluted	36,747,909	34,507,090	36,293,128	34,226,792
Net loss per share: basic and diluted	$(0.28)	$(0.09)	$(0.47)	$(0.12)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(17,237,613)	$(3,999,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	232,471	228,125
Increase (decrease) in fair value of rights and warrants	11,707,770	10,489
Stock based compensation	1,110,650	506,722
Changes in assets and liabilities:
Accounts receivable	(893,357)	(386,345)
Prepaid expenses	(72,106)	45,321
Other assets	3,954	(8,709)
Deferred revenue	26,520	-
Accounts payable and accrued expenses	796,164	(396,160)

Net cash used in operating activities	(4,325,547)	(3,999,597)

Cash flows from investing activities:
Capital expenditures	(191,787)	(166,468)

Net cash used in investing activities	(191,787)	(166,468)

Cash flows from financing activities:
Net proceeds from exercise of warrants and options	3,804,086	2,862,508
Deferred Transaction Costs	-	(105,919)

Net cash provided by financing activities	3,804,086	2,756,589

Net (decrease) increase in cash and cash equivalents	(713,248)	(1,409,476)
Cash and cash equivalents at beginning of period	2,321,519	6,832,290
Cash and cash equivalents at end of period	$1,608,271	$5,422,814

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
Notes to the June 30, 2009 Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Forms 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2008, included in the 2008 Annual Report on Form 10-K filed on March 6, 2009.  All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2008 Annual Report on Form 10-K filed on March 6, 2009.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included.  The 2008 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities.  The Company does not currently have any product approved for sale commercially and has limited capital resources.  Management’s plans with regard to these matters include seeking to obtain commercial contracts for the manufacturing and delivery of the Company’s lead drug product ST-246®, continued development of its products as well as seeking additional research support funds and future financial arrangements.  Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient future financing on commercially reasonable terms, that it will be awarded any supply contract, or that the Company will be able to secure funding from anticipated government contracts and grants.  Management believes that its existing cash balances combined with cash flows primarily from proceeds from its investment commitment (see Note 3), continuing government grants and contracts, and anticipated new government grants and contracts, will be sufficient to support SIGA’s operations beyond the next twelve months, and that sufficient cash flows will be available to meet the Company’s business objectives during that period.   If the Company is unable to raise adequate capital or achieve profitability, future operations beyond the next twelve months will need to be scaled back or discontinued.  Continuance of the Company as a going concern beyond the next twelve months is dependent upon, among other things, the success of the Company’s research and development programs, management’s success in obtaining commercial contracts, and the Company’s ability to obtain adequate financing.  The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2.	Significant Accounting Policies

Use of Estimates
The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America.  Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported.  These estimates include the value of options and warrants granted or issued by the Company, the realization of deferred tax assets, and impairment of goodwill. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.  Actual results could differ from these estimates.

Cumulative Effect of Changes in Accounting Principles
On January 1, 2009, the Company adopted the provisions of the Emerging Issues Task Force (“EITF”) issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”).  In accordance with EITF 07-05, the cumulative effect of the change in accounting principle recorded by SIGA in connection with certain warrants to acquire shares of the company’s common stock (see Note 3), was recognized by SIGA as an adjustment to the opening balance of retained earnings as summarized in the following table:

	As reported on	As adjusted on	Effect of change in
	December 31, 2008	January 1, 2009	accounting principle

Common stock warrants	$-	$2,710,000	$2,710,000

Accumulated deficit	$(70,605,553)	$(73,315,553)	$(2,710,000)

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

Revenue Recognition
The Company recognizes revenue from contract research and development and research payments in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”).  In accordance with SAB 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer.  The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue.  Payments for development activities are recognized as revenue as earned, over the period of effort.  Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone.  In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

For the six months ended June 30, 2009 and 2008, revenues from National Institutes of Health (“NIH”) contracts and grants were 100% and 98%, respectively, of total revenues recognized by the Company.

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts.  An allowance for doubtful accounts is based on specific analysis of the receivables.  At June 30, 2009 and December 31, 2008, the Company had no allowance for doubtful accounts.

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

The Company evaluates goodwill for impairment annually, in the fourth quarter of each year.  In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit.  Goodwill impairment is determined using a two-step approach in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, Accounting for Income Taxes.  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse.  A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

The Company applies the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.

The Company has no uncertain tax positions as of December 31, 2008, and June 30, 2009.  As of June 30, 2009, the only tax jurisdiction to which the Company is subject is the United States of America. Open tax years, subject to a taxing authority audit, relate to years in which unused net operating losses were generated, that extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets on December 31, 2008, or as of and for the six months ended June 30, 2009.

Net Income per Common Share
The Company computes, presents and discloses earnings per share in accordance with SFAS No. 128, Earnings Per Share (“EPS”) which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock.  The statement defines two earnings per share calculations, basic and diluted.  The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding.  The objective of diluted EPS is consistent with that of basic EPS, which is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period.  The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares, unless the impact of such common shares is anti-dilutive.

The Company incurred losses for the three months ended June 30, 2009 and 2008.  As a result, certain equity instruments are excluded from the calculation of diluted loss per share.  At June 30, 2009 and 2008, outstanding options to purchase 6,795,583 and 7,142,934 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $6.50 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive.  At June 30, 2009 and 2008, outstanding warrants to purchase 6,516,445 and 8,207,877 shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.  Common stock warrants which are classified as liabilities under the provisions of EITF 00-19 and FAS 133, Accounting for Derivative Instruments and Hedging, as supplemented by EITF 07-5 are recorded at their fair market value as of each reporting period.

The Company applies SFAS 157, Fair Value Measurement (“SFAS 157”) and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis.

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

SIGA uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2.  At June 30, 2009 and December 31, 2008, the fair value of such warrants was as follows:

	June 30,	December 31,
	2009	2008

Common stock warrants classified as current liabilities	$5,670,000	$-
Common stock warrants classified as long term liabilities	10,758,805	2,923,532
Total	$16,428,805	$2,923,532

FSP 157-2 applies to non-financial assets and non-financial liabilities and was effective January 1, 2009.  The adoption of this standard had no impact on the Company in first quarter 2009.

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

Share-based Compensation
The Company accounts for its stock-based compensation programs under the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.  SFAS 123(R) requires companies to estimate the fair value of share-based awards on the grant date using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite periods in the Company’s consolidated statement of operations.

Segment Information
The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and only has one reportable segment as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Recent Accounting Pronouncements
In May 2009, the FASB issued FAS 165, Subsequent Events, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued. This new standard was effective beginning with our second quarter financial reporting. The management of the Company has evaluated the period after the balance sheet date up through August 5, 2009, which is the date that the consolidated financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of these standards had no impact on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FSP FAS 115-2 and FAS 124-2 bring is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. The adoption of these standards had no impact on our financial position or results of operations.

3.	Stockholders’ Equity
On June 30, 2009, the Company's authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

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

On April 29, 2009, SIGA and M&F entered into a letter agreement (the "Extension Agreement") extending the Investment Period of the Company’s Letter Agreement with M&F through June 19, 2010 and increasing the number of draws pursuant to the Investment Commitment and the Investment Option to no more than six.  On April 29, 2009, SIGA notified M&F that it intends to exercise its right to cause M&F to invest $1.5 million in SIGA pursuant to the terms of the Letter Agreement.  On April 30, 2009 the Company issued M&F 490,196 shares of common stock and 196,078 warrants to acquire common stock in exchange for total proceeds of $1.5 million.    The warrants are exercisable until April 30, 2013, for an exercise price of $3.519 per share.

In addition and in consideration for the commitment of M&F, M&F received warrants to purchase 238,000 shares of SIGA common stock, exercisable at $3.06 (the “Commitment Warrants”).  The Commitment Warrants are exercisable until June 19, 2012.  The Company initially recorded all costs related to the Letter Agreement, including the fair value of the Commitment Warrants, as deferred transaction costs. Upon the issuance of common stock and warrants to purchase shares of common stock on April 30, 2009, the Company recorded a reduction in its additional paid-in capital for the effect of the related transaction costs.

On January 1, 2009, the Company adopted EITF 07-05.  In accordance with the provisions EITF 07-05, the warrants issuable to M&F under the Letter Agreement, which if issued, could be exercised either by payment of cash or cashless exercise, would no longer be considered "indexed to the Company's own stock” and therefore would be subject to the scope of SFAS 133.  As a result, such warrants meet the definition of a derivative and must be recorded on the Company's balance sheet.  The Company applied the Black-Scholes model to calculate the fair value of the respective derivative instruments using the Monte Carlo simulation to estimate the price of the Company’s common stock on the derivative’s expiration date.  The expected volatility was estimated using the Company’s historical volatility.  On January 1, 2009, the Company recorded the fair value of the warrants, or $2.7 million, as an adjustment to the opening balance of retained earnings.  The Company recorded a loss of $3.7 million, or $0.10 per share, for the six months ended June 30, 2009 representing the increase in the fair value of the warrants from January 1, 2009 through June 30, 2009.

2006 and 2005 Placements
On October 19, 2006, the Company sold 2,000,000 shares of the Company’s common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company’s common stock.  The warrants have an initial exercise price of $4.99 per share and may be exercised at any time and from time to time through and including the seventh anniversary of the closing date.  As of June 30, 2009, warrants to acquire 1,000,000 shares of common stock were outstanding.

In November 2005, the Company sold 2,000,000 shares of the Company’s common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company’s common stock at an initial exercise price of $1.18 per share, and may be exercised at any time and from time to time through and including the seventh anniversary of the closing date.  As of June 30, 2009, warrants to acquire 579,192 shares of common stock were outstanding.

The Company accounted for the transactions under the provisions of EITF 00-19 which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value.  EITF 00-19 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities.  At June 30, 2009, the fair market value of the warrants sold in 2006 and 2005 was $6.3 million and $4.4 million, respectively.  The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants.  Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.  SIGA recorded a loss of $7.9 million representing the increase in the instruments’ fair value from December 31, 2008 to June 30, 2009.

4.	Related Parties
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

A member of the Company’s Board of Directors is a member of the Company’s outside counsel.  During the six months ended June 30, 2009 and 2008, the Company incurred costs of $1.2 million, and $272,000, respectively, related to services provided by the outside counsel.  On June 30, 2009, the Company’s outstanding payables included $811,000 payable to the outside counsel.

During the six months ended June 30, 2009, the Company incurred costs of $21,000 related to work performed by TransTech Pharma, Inc., a related party, and its affiliates. On June 30, 2009, the Company’s outstanding payables included $18,000 payable to TransTech Pharma, Inc.

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

For the six months ended June 30, 2009 and 2008, the Company recorded compensation expense of approximately $1.1 million and $507,000, respectively, related to employees and directors stock options.   The total fair value of options vested during the six months ended June 30, 2009 and 2008, was $588,000 and $266,000, respectively.   The total compensation cost not yet recognized related to non-vested awards at June 30, 2009, is $1.5 million.  The weighted average period over which total compensation cost is expected to be recognized is 1 year.

6.	Commitments and Contingencies
In June 2009 the Company became aware that it did not comply with certain Department of Health and Human Services (“HHS”) regulations requiring the submission of yearly non-Federal audited statements to the OIG Office of Audit Services.  SIGA has engaged an outside audit firm to perform the required audits and expects to submit the related statements by September 30, 2009. SIGA has asked that the Office of the Inspector General not take any enforcement action in this matter.  While there can be no assurance, the Company currently estimates that the costs associated with potential enforcement will not be material.

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against the Company in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N.  In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that the Company is obliged to execute such a license agreement, and award damages resulting from the Company’s supposed breach of that obligation.  PharmAthene also alleges that SIGA breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process.  In January 2007, SIGA filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. In January 2008, the Court of Chancery denied the Company’s motion to dismiss and lifted a related stay of discovery.  On May 5, 2009, PharmAthene amended its Complaint with respect to its claim for breach of an obligation to negotiate in good faith and SIGA filed its Answer to the Amended Complaint and Counterclaim on May 18, 2009. Discovery is proceeding.

As of June 30, 2009, the Company believes that a possible loss or range of loss cannot be reasonably estimated because PharmAthene, in its complaint, seeks injunctive and declaratory relief as well as unspecified monetary damages and the Company asserted what it believes to be meritorious defenses.  Therefore, the Company has concluded that it is not possible to reasonably estimate a range of loss.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business.  The Company believes that there is no other dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

SIGA TECHNOLOGIES, INC.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

Overview

Since our inception in December 1995, SIGA has pursued the research, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as smallpox and Arenaviruses.  Our lead product, ST-246®, is an orally administered antiviral drug that targets orthopox viruses. In December 2005, the U.S. Food and Drug Administration (the “FDA”) accepted our Investigational New Drug (“IND”) application for ST-246® and granted the program “Fast-Track” status.  In December 2006, the FDA granted Orphan Drug designation to ST-246® for the prevention and treatment of smallpox.  In May 2009, we submitted a response to a Request for Proposal (“RFP”) issued by the U.S. Biomedical Research and Development Agency (“BARDA”) with respect to the purchase of 1.7 million courses of a smallpox antiviral (the “BARDA Smallpox RFP”), and, in June 2009, BARDA informed us that our response to the BARDA Smallpox RFP was deemed technically acceptable and in the competitive range.  There can be no assurance that SIGA or any other company will receive an award pursuant to this RFP. Further, any award on this RFP would be subject to negotiation of final contract terms and specifications; thus, the final terms under any contract with BARDA may be materially different than those indicated in this RFP.

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

We do not currently have any product approved for sale commercially, and we cannot predict with certainty when our products will be able to be sold in substantial quantities.  We will need additional funds to complete the development of our products.  Our plans with regard to these matters include responding to current and future RFPs and seeking to obtain commercial contracts for the manufacturing and delivery of ST-246®, continued development of our products as well as seeking additional capital through a combination of collaborative agreements, strategic alliances, research grants, and future equity and debt financing.  Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining future financing on commercially reasonable terms, that we will be awarded any supply contract, or that we will be able to secure funding from anticipated government contracts and grants.

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

Our technical operations are based in our research facility in Corvallis, Oregon.  We continue to seek to fund a major portion of our ongoing antiviral, antibiotic and vaccine programs through a combination of government grants, contracts and strategic alliances.  While we have had success in obtaining strategic alliances, contracts and grants, there is no assurance that we will continue to be successful in obtaining funds from these sources.  Until additional relationships are established, we expect to continue to incur significant research and development costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing.  It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and research and development will continue to be significant in the future.  We may incur operating losses for the foreseeable future, and there can be no assurance that we will ever achieve profitable operations.

Critical Accounting Policies and Estimates

Following is a brief discussion of the more significant accounting policies and methods used by us in the preparation of our consolidated financial statements.  Note 2 of the Notes to the Consolidated Financial Statements includes a summary of all of the significant accounting policies. There were no significant changes to the critical accounting policies described in the 2008 Annual Report on Form 10-K other than the cumulative effect of changes in accounting principles as noted below.

Cumulative Effect of Changes in Accounting Principles
On January 1, 2009, the Company adopted the provisions of the Emerging Issues Task Force (“EITF”) issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”).  In accordance with EITF 07-05, the cumulative effect of the change in accounting principle recorded by SIGA in connection with certain warrants to acquire shares of the company’s common stock (see Note 3), was recognized by SIGA as an adjustment to the opening balance of retained earnings as summarized in the following table:

	As reported on December 31, 2008	As adjusted on January 1, 2009	Effect of change in accounting principle

Common stock warrants	$-	$2,710,000	$2,710,000

Accumulated deficit	$(70,605,553)	$(73,315,553)	$(2,710,000)

Results of Operations

Three months ended June 30, 2009 and 2008

Revenue from research and development contracts and grants for the three months ended June 30, 2009 was $4.0 million, an increase of $2.3 million or 132% from the $1.7 million recognized during the same period in the prior year. The increase in revenue is mainly due to an increase of $1.3 million in revenue recognized from our program for the large-scale manufacturing and packaging of ST-246®, as well as $450,000 related to our $55 million contract with the NIH to support the development of additional formulations and orthopox-related indications of ST-246®.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2009 and 2008 were $1.8 million and $1.2 million, respectively.  The increase of $636,000 million or 55% is mainly due to a $359,000 increase in stock based compensation charges, and an increase of $258,000 in legal and litigation support incurred during the three months ended June 30, 2009, from the same period in 2008.

Research and development (“R&D”) expenses for the three months ended June 30, 2009 and 2008 were $4.7 million and $2.5 million, respectively.  The increase of approximately $2.2 million or 89% is mainly due to a $2.0 million increase in expenses related to our leading drug development programs, as well as an increase of $265,000 in employee compensation expenses mainly related to the hiring of additional research and development support personnel.

During the three months ended June 30, 2009 and 2008, we spent $3.1 and $1.3 million, respectively, on the development of our lead drug candidate, ST-246®.  For the three months ended June 30, 2009, we spent $433,000 on internal human resources and $2.67 million mainly on manufacturing and clinical testing.  For the three months ended June 30, 2008, we spent $283,000 on internal human resources and $1.0 million mainly on clinical testing.  From inception of the ST-246® development program to-date, we expended a total of $19.4 million related to the program, of which $4.4 million and $15.0 million were spent on internal human resources, and manufacturing, clinical and pre-clinical work, respectively.  These resources reflect SIGA’s research and development expenses directly related to the program.  They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the Department of Defense (“DoD”).

During the three months ended June 30, 2009 and 2008, we spent $122,000 and $136,000, respectively, to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers.  For the three months ended June 30, 2009, we spent $47,000 on internal human resources and $75,000 mainly on pre-clinical testing of our drug candidates.  For the three months ended June 30, 2008, we spent $67,000 on internal human resources and $69,000 on pre-clinical testing.  From inception of our program to develop ST-193, ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $5.7 million related to the program, of which $2.1 million and $3.6 million were expended on internal human resources and pre-clinical work, respectively.  These resources reflect SIGA’s research and development expenses directly related to the program.  They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

Patent preparation expenses decreased to $84,000 for the three months ended June 30, 2009, from $134,000 for the same period in the prior year.  Higher costs in 2008 reflect timing of patents filings related to our efforts to protect our lead drug candidates in expanded geographic territories.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses.  For the three months ended June 30, 2009 and 2008, we recorded a loss of $7.6 million and a loss of $1.1 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three month periods.

Other income of $23,000 recorded for the three months ended June 30, 2008, reflected interest income on our cash and cash equivalent balance.  During the three months ended June 30, 2009, the majority of our cash and cash equivalent balance was invested in non-interest baring accounts.

Six months ended June 30, 2009 and 2008

Revenues from research and development contracts and grants for the six months ended June 30, 2009 and 2008 were $5.9 million and $3.7 million, respectively, reflecting an increase of $2.2 million or 60%.  For the six months ended June 30, 2009, we recorded $5.3 million from grants and contracts supporting the development of our lead drug candidate, ST-246®. Revenue from grants and contracts supporting these programs during the same period in 2008 was $2.8 million.

SG&A expenses for the six months ended June 30, 2009 and 2008 were $3.9 million and $2.2 million, respectively.  The increase of $1.7 million or 78% relates mainly to $575,000 of higher stock based compensation charges, and an increase of $947,000 in legal and litigation support.

Research and development expenses were $7.4 million for the six months ended June 30, 2009, an increase of $2.1 million or 38% from the $5.3 million spent during the six months ended June 30, 2008.  Expenditures related to the development of our lead drug candidates increased $1.6 million from the same period in the prior year. Employee compensation expenses increased $549,000 mainly due to the hiring of additional research and development support personnel.

During the six months ended June 30, 2009 and 2008, we spent $4.4 million and $2.5 million, respectively, on the development of ST-246.  For the six months ended June 30, 2009, we spent $770,000 on internal human resources and $3.6 million mainly on manufacturing and clinical testing.  For the six months ended June 30, 2008, we spent $515,000 on internal human resources and $2.0 million mainly on clinical testing.  From inception of the ST-246 development program to-date, we expended a total of $19.4 million related to the program, of which $4.4 million and $15.0 million were spent on internal human resources, and clinical and pre-clinical work, respectively.  These resources reflect SIGA’s research and development expenses directly related to the program.  They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

R&D expenses of $251,000 and $516,000 during the six months ended June 30, 2009 and 2008, respectively, were used to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers.  For the six months ended June 30, 2009, we spent $106,000 on internal human resources and $145,000 mainly on pre-clinical testing.  For the six months ended June 30, 2008, we spent $127,000 on internal human resources and $389,000 mainly on pre-clinical testing.  From inception of our program to develop ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $5.7 million related to the program, of which $2.1 million and $3.6 million were expended on internal human resources and pre-clinical work, respectively.  These resources reflect SIGA’s research and development expenses directly related to the program.  They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

Patent preparation expenses for the six months ended June 30, 2009 and 2008 were $194,000 and $264,000, respectively. Higher costs in 2008 reflect timing of patents filings related to our efforts to protect our lead drug candidates in expanded geographic territories.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses.  For the six months ended June 30, 2009 and 2008, we recorded a loss of $11.7 million and a loss of $10,500, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three month periods.

For the six months ended June 30, 2009 and 2008, we recorded other income of $1,000 and $67,000, respectively, mainly related to interest income on our cash and cash equivalent balance.  The decline in other income is due to lower average cash and cash equivalent balance during the six months ended June 30, 2009 as compared to the same period in the prior year.

Liquidity and Capital Resources

On June 30, 2009, we had approximately $1.6 million in cash and cash equivalents.

Operating activities
Net cash used in operations during the six months ended June 30, 2009 and 2008 was $4.3 million and $4.0 million, respectively.  The increase in net cash used in operations relates to higher operating expenses incurred during the six months ended June 30, 2009 mainly due to legal and litigation support.  The effect of higher operating expenses in 2009 was partially offset by an increase of $800,000 in our accounts payable balance during the six months ended June 30, 2009, compared with a $400,000 decline in our accounts payable balance during the same period in the prior year.   Our accounts receivable during the six months ended June 30, 2009 and 2008 increased $900,000 and $400,000, respectively.

Investing activities
Capital expenditures of $191,000 and $166,000 during the six months ended June 30, 2009 and 2008 supported acquisitions of laboratory equipment.

Financing activities
Cash provided by financing activities during the six months ended June 30, 2009 and 2008 was $3.8 million and $2.8 million, respectively, generated from exercises of options and warrants to purchase common stock.

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

On April 29, 2009, SIGA and M&F entered into a letter agreement (the "Extension Agreement") extending the Investment Period of the Company’s Letter Agreement with M&F through June 19, 2010 and increasing the number of draws pursuant to the Investment Commitment and the Investment Option to no more than six.  On April 29, 2009, we notified M&F of our intention to exercise our right to cause M&F to invest $1.5 million in SIGA pursuant to the terms of the Letter Agreement.  On April 30, 2009, we issued M&F 490,196 shares of common stock and 196,078 warrants to acquire common stock in exchange for total proceeds of $1.5 million.  The warrants are exercisable until April 30, 2013, for an exercise price of $3.519 per share.  The proceeds of the investment will be used for general corporate purposes.  As of June 30, 2009, $6.5 million of the commitment remains outstanding.

Other
We have incurred  cumulative  net losses and  may  incur  additional  losses  as we  perform  further  research  and development  activities.  We do not currently have any product approved for sale commercially and currently have limited capital resources.  Our plans with regard to these matters include responding to current and future RFPs and seeking to obtain commercial contracts for the manufacture and delivery of ST-246, continued development of our products as well as seeking additional working capital through a combination of collaborative agreements, strategic alliances, research grants, and future equity and debt financing. Although we continue to pursue these plans, there is no assurance that we will be successful in any of these activities, including no assurance that we will be awarded any supply contract, obtain future financing on commercially reasonable terms,  that we will be awarded any supply contract, or be able to secure funding from anticipated government contracts and grants.

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

Safe Harbor Statement

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include the risks that (a) potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (b) SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (c) SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (d) SIGA may not be able to secure funding from anticipated government contracts and grants, (e) SIGA may not be able to secure or enforce adequate legal protection, including patent protection, for its products, (f) regulatory approval for SIGA’s products may require further or additional testing that will delay or prevent approval, (g) unanticipated internal control deficiencies or weaknesses or ineffective disclosure controls and procedures, and (h) the Biomedical Advanced Research & Development Authority may not complete the procurement set forth in its solicitation for the acquisition of a smallpox antiviral for the strategic national stockpile, or may complete it on different terms. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K, for the fiscal year ended December 31, 2008, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4 – Controls and Procedures.

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against the Company in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N.  In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that the Company is obliged to execute such a license agreement, and award damages resulting from the Company’s supposed breach of that obligation.  PharmAthene also alleges that SIGA breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process. In January 2007, SIGA filed a motion to dismiss the Complain in its entirety for failure to state a claim upon which relief can be granted. In January 2008, the Court of Chancery denied the Company’s motion to dismiss and lifted a related stay of discovery. On May 5, 2009, PharmAthene amended its Complaint with respect to its claim for breach of an obligation to negotiate in good faith and SIGA filed its Answer to the Amended Complaint and Counterclaim on May 18, 2009. Discovery is proceeding.

Item 1A.	Risk Factors.

There are no material changes to the Risk Factors disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

 None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Company held its annual meeting of Stockholders on May 13, 2009.
(b)
Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to management’s nominees for the directors as listed in the definitive proxy statement of the Company dated April 8, 2009, and all such nominees were elected.

(c)	Briefly described below is each matter voted upon at the annual meeting of Stockholders.

(1)	Election of the following individuals to hold office as Directors of the Company for terms of one year. Total common stock voted was 32,473,196.

	Number of Shares Voted
Name	For	Withheld
Eric A. Rose, M.D.	32,383,103	90,093
James J. Antal	32,398,077	75,119
Michael J. Bayer	32,399,272	73,924
Thomas E. Constance	32,235,760	237,436
Steven L. Fasman	32,402,450	70,746
Scott M. Hammer, M.D.	30,636,136	1,837,060
Joseph W. Marshall, III	32,402,450	70,746
Adnan M. Mjalli, Ph.D.	31,856,424	616,772
Mehmet C. Oz, M.D.	29,979,469	2,493,727
Paul G. Savas	32,396,522	76,674
Bruce Slovin	32,348,896	124,300
Michael A. Weiner, M.D.	30,523,571	1,949,625

(2)
Ratification and confirmation of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009.  Total common stock voted was 32,412,038 in favor, 32,110 against, 29,046 abstained.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

* 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *   Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA Technologies, Inc.
(Registrant)

Date: August 5, 2009	By: /s/ Ayelet Dugary

Ayelet Dugary
Chief Financial Officer