Form 10-Q
period 2009-09-30
SIGA TECHNOLOGIES INC
filed 2009-11-09
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009
OR

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ___________ to _____________

Commission File No. 0-23047

SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification. No.)

420 Lexington Avenue, Suite 408 New York, NY	10170
(Address of principal executive offices)	(zip code)

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

As of  October 30, 2009 the registrant had 38,319,541  shares of common stock outstanding.

SIGA Technologies, Inc.

Form 10-Q

SIGNATURES	20

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$1,442,256	$2,321,519
Accounts receivable	2,727,451	1,959,608
Deferred transaction costs	-	581,358
Prepaid expenses	1,503,812	1,392,607
Total current assets	5,673,519	6,255,092

Property, plant and equipment, net	1,309,486	1,360,018
Goodwill	898,334	898,334
Other assets	283,975	283,856
Total assets	$8,165,314	$8,797,300

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
Current liabilities
Accounts payable	$2,979,389	$1,806,073
Accrued expenses and other	926,102	1,210,496
Deferred revenue	1,319,069	1,302,600
Common stock warrants	4,520,000	-
Total current liabilities	9,744,560	4,319,169

Common stock warrants	9,914,823	2,923,532
Total liabilities	19,659,383	7,242,701

Stockholders' equity (deficit)
Common stock ($.0001 par value, 100,000,000 shares authorized, 38,174,374 and 35,383,720 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3,818	3,538
Additional paid-in capital	80,483,967	72,156,614
Accumulated deficit (See Note 2	(91,981,854)	(70,605,553)
Total stockholders' equity (deficit)	(11,494,069)	1,554,599
Total liabilities and stockholders' equity (deficit)	$8,165,314	$8,797,300

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues
Research and development	$3,921,938	$1,862,557	$9,856,674	$5,577,055

Operating expenses
Selling, general and administrative	1,522,186	945,347	5,383,626	3,115,222
Research and development	4,828,010	2,853,473	12,238,255	8,189,625
Patent preparation fees	191,144	198,115	384,700	461,687
Total operating expenses	6,541,340	3,996,935	18,006,581	11,766,534

Operating loss	(2,619,402)	(2,134,378)	(8,149,907)	(6,189,479)

Decrease (increase) in fair value of common stock rights and common stock warrants	1,190,714	(912,728)	(10,517,056)	(923,217)
Other income (expense), net	-	18,225	662	84,775
Net loss	$(1,428,688)	$(3,028,881)	$(18,666,301)	$(7,027,921)

Weighted average shares outstanding: basic and diluted	37,675,381	35,109,434	36,760,793	34,525,260
Net loss per share: basic and diluted	$(0.04)	$(0.09)	$(0.51)	$(0.20)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30, 2009
	2009	2008
Cash flows from operating activities:
Net loss	$(18,666,301)	$(7,027,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	354,246	343,038
Decrease in fair value of rights and warrants	10,517,056	923,217
Stock based compensation	1,418,618	691,115
Changes in assets and liabilities:
Accounts receivable	(767,843)	(24,588)
Prepaid expenses	(111,205)	(1,207,579)
Other assets	(119)	(20,946)
Deferred revenue	16,469	-
Accounts payable and accrued expenses	888,922	(72,441)
Net cash used in operating activities	(6,350,157)	(6,396,105)
Cash flows from investing activities:
Capital expenditures	(303,714)	(289,339)
Net cash used in investing activities	(303,714)	(289,339)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	3,274,608	2,969,936
Proceeds from issuance of securites under Letter Agreement	2,500,000	-
Deferred transaction costs	-	(159,027)
Net cash provided by financing activities	5,774,608	2,810,909
Net (decrease) increase in cash and cash equivalents	(879,263)	(3,874,535)
Cash and cash equivalents at beginning of period	2,321,519	6,832,290
Cash and cash equivalents at end of period	$1,442,256	$2,957,755

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
Notes to the September 30, 2009 Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a bio-defense company mainly engaged in the discovery, development and commercialization of products for use in defense against biological warfare agents such as smallpox and Arenaviruses.  The Company is also engaged in the discovery and development of other novel anti-infectives and antibiotics for the prevention and treatment of serious infectious diseases.  The Company’s anti-viral programs are designed to prevent or limit the replication of viral pathogens.  SIGA’s anti-infectives programs target the increasingly serious problem of drug resistant bacteria and emerging pathogens.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2008, included in the 2008 Annual Report on Form 10-K filed on March 6, 2009.  All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2008 Annual Report on Form 10-K filed on March 6, 2009.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included.  The 2008 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year.

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

Use of Estimates
The consolidated financial statements and related disclosures are prepared in conformity with U.S. GAAP.  Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported.  These estimates include the value of options and warrants granted or issued by the Company, the realization of deferred tax assets, and impairment of goodwill. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.  Actual results could differ from these estimates.

Cumulative Effect of Changes in Accounting Principles
On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”)  ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”).  In accordance with ASC 815-40, the cumulative effect of the change in accounting principle recorded by SIGA in connection with certain warrants to acquire shares of the Company’s common stock (see Note 3), was recognized by SIGA as an adjustment to the opening balance of retained earnings as summarized in the following table:

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

Revenue Recognition
The Company recognizes revenue from contract research and development and research payments in accordance with FASB ASC 605, Revenue Recognition, (“ASC 605”).  In accordance with ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer.  The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue.  Payments for development activities are recognized as revenue as earned, over the period of effort.  Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone.  In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

For the nine months ended September 30, 2009 and 2008, revenues from National Institutes of Health (“NIH”) contracts and grants were 100% and 99%, respectively, of total revenues recognized by the Company.

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts.  An allowance for doubtful accounts is based on specific analysis of the receivables.  At September 30, 2009 and December 31, 2008, the Company had no allowance for doubtful accounts.

Research and Development
Research and development expenses include costs directly attributable to the conduct of research and development programs, including employee related costs, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors, and a portion of our facility costs, such as rent, utilities, and general support services directly related to our research and development efforts. All costs associated with research and development are expensed as incurred.  Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized in accordance with FASB ASC 730-20 Research and Development – Research and Development Arrangements.

Goodwill
Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

The Company evaluates goodwill for impairment annually, in the fourth quarter of each year.  In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.  Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit.  Goodwill impairment is determined using a two-step approach in accordance with FASB ASC 350-20 Intangibles - Goodwill and Other – Goodwill. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value.

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by FASB ASC 740 Income Taxes (“ASC 740”).  Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse.  A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

The Company applies the provisions of ASC 740 which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.

The Company has no uncertain tax positions as of December 31, 2008, and September 30, 2009.  As of September 30, 2009, the only tax jurisdiction to which the Company is subject is the United States of America. Open tax years, subject to a taxing authority audit, relate to years in which unused net operating losses were generated, that extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets on December 31, 2008, or as of and for the nine months ended September 30, 2009.

Net Income per Common Share
The Company computes, presents and discloses earnings per share in accordance with FASB ASC 260 Earnings Per Share (“EPS”) which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock.  The statement defines two earnings per share calculations, basic and diluted.  The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding.  The objective of diluted EPS is consistent with that of basic EPS, which is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period.  The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares, unless the impact of such common shares is anti-dilutive.

The Company incurred losses for the three and nine months ended September 30, 2009 and 2008.  As a result, certain equity instruments are excluded from the calculation of diluted loss per share.  At September 30, 2009 and 2008, outstanding options to purchase 6,723,251 and 7,260,084 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $7.85 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive.  At September 30, 2009 and 2008, outstanding warrants to purchase 6,306,673 and 7,588,052 shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.  Common stock warrants which are classified as liabilities under the provisions of FASB ASC 815 Derivatives and Hedging (“ASC 815”), are recorded at their fair market value as of each reporting period.

The Company applies FASB ASC 820 Fair value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis.

ASC 820 provides that the measurement of fair value requires the use of techniques based on observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  The inputs create the following fair value hierarchy:
●	Level 1 – Quoted prices for identical instruments in active markets.
●
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

●	Level 3 – Instruments where significant value drivers are unobservable to third parties.

SIGA uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2.  At September 30, 2009 and December 31, 2008, the fair value of such warrants was as follows:

	September 30, 2009	December 31, 2008

Common stock warrants classified as current liabilities	$4,520,000	$-
Common stock warrants classified as long term liabilities	9,914,823	2,923,532
Total	$14,434,823	$2,923,532

ASC 820-10 applies to non-financial assets and non-financial liabilities measured on a nonrecurring basis and was effective January 1, 2009.  The adoption of this standard had no impact on the Company in first quarter 2009.

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

Share-based Compensation
The Company accounts for its stock-based compensation programs under the provisions of FASB ASC 718 Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values.  ASC 718 requires companies to estimate the fair value of share-based awards on the grant date using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite periods in the Company’s consolidated statement of operations.

Segment Information
The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and only has one reportable segment as defined by FASB ASC 280 Segment Reporting, Disclosures about Segments of an Enterprise and Related Information.

Recent Accounting Pronouncements
In July 2009, the FASB Accounting Standards Codification (the "Codification") officially became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, the Emerging Issues Task Force, and related accounting literature. Going forward, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. This has had an impact to our financial statement disclosures since all references to authoritative accounting literature are referenced in accordance with the Codification.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 eliminates FASB Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FASB Interpretation No. 46(R)’s provisions. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of SFAS 167 on our Condensed Consolidated Financial Statements.

In November 2008, the FASB issued EITF 08-1, "Revenue Arrangements with Multiple Deliverables" ("EITF 08-1"). EITF 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 31, 2009 and shall be applied on a prospective basis. EITF 08-1 addresses some aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. We plan to adopt EITF 08-1 on January 1, 2010, and we do not expect it to have a material impact on our consolidated financial statements.

3.	Stockholders’ Equity
On September 30, 2009, the Company's authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2008 Financing
On June 19, 2008, SIGA entered into a letter agreement (the “Letter Agreement”), with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest (the “Investment Commitment”), at SIGA’s discretion, up to $8 million over a one-year period (the “Investment Period”) in exchange for (i) SIGA common stock at per share price equal to the lesser of (A) $3.06 and (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F, exercisable at 115% of the common stock purchase price on such funding date (the “Consideration Warrants”).  The Consideration Warrants will be exercisable for up to 4 years following the issuance of such warrants.  M&F has the option, during the Investment Period, to invest in the Company under the same investment terms (the “Investment Option”).

On April 29, 2009, SIGA and M&F entered into a letter agreement (the "Extension Agreement") extending the Investment Period of the Company’s Letter Agreement with M&F through  June 19, 2010 and increasing the number of draws pursuant to the Investment Commitment and the Investment Option to no more than six.  On April 29, 2009, SIGA notified M&F that it intends to exercise its right to cause M&F to invest $1.5 million in SIGA pursuant to the terms of the Letter Agreement.  On April 30, 2009 the Company issued M&F 490,196 shares of common stock and 196,078 warrants to acquire common stock in exchange for total proceeds of $1.5 million.    The warrants are exercisable until April 30, 2013, for an exercise price of $3.519 per share. On August 25, 2009, SIGA notified M&F of its intention to exercise its right to cause M&F to invest $1,000,000 in SIGA pursuant to the terms of the Letter Agreement. On September 17, 2009 the Company issued M&F 326,797 shares of common stock and 130,719 warrants to acquire common stock in exchange for total proceeds of $1.0 million.    The warrants are exercisable until September 17, 2013, for an exercise price of $3.519 per share. As of September 30, 2009, $5.5 million of the commitment remains outstanding.

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

On January 1, 2009, the Company adopted ASC 815.  In accordance with the provisions ASC 815, the warrants issuable to M&F under the Letter Agreement, which if issued, could be exercised either by payment of cash or cashless exercise, would no longer be considered "indexed to the Company's own stock” and therefore would be subject to the scope of ASC 815.  As a result, such warrants meet the definition of a derivative and must be recorded on the Company's balance sheet.  The Company applied the Black-Scholes model to calculate the fair value of the respective derivative instruments using the Monte Carlo simulation to estimate the price of the Company’s common stock on the derivative’s expiration date.  The expected volatility was estimated using the Company’s historical volatility.  On January 1, 2009, the Company recorded the fair value of the warrants, or $2.7 million, as an adjustment to the opening balance of retained earnings.  The Company recorded a loss of $3.5 million, or $.09 per share, for the nine months ended September 30, 2009 representing the increase in the fair value of the warrants from January 1, 2009 through September 30, 2009.

2006 and 2005 Placements
On October 19, 2006, the Company sold 2,000,000 shares of the Company’s common stock at $4.54 per share and warrants to purchase 1,000,000 shares of the Company’s common stock.  The warrants have an initial exercise price of $4.99 per share and may be exercised at any time and from time to time through and including the seventh anniversary of the closing date.  As of September 30, 2009, warrants to acquire 1,000,000 shares of common stock were outstanding.

In November 2005, the Company sold 2,000,000 shares of the Company’s common stock at $1.00 per share and warrants to purchase 1,000,000 shares of the Company’s common stock at an initial exercise price of $1.18 per share, and may be exercised at any time and from time to time through and including the seventh anniversary of the closing date.  As of September 30, 2009, warrants to acquire 579,192 shares of common stock were outstanding.

The Company accounted for the transactions under the provisions of ASC 815 which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value.  ASC 815 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities.  At September 30, 2009, the fair market value of the warrants sold in 2006 and 2005 was $5.8 million and $4.1 million, respectively.  The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants.  Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.  SIGA recorded a loss of $7.0 million representing the increase in the instruments’ fair value from December 31, 2008 to September 30, 2009.

4.	Research Agreements
On September 23, 2009, the Company was awarded a two-year, $1.7 million grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) of the NIH, to support the development of broad spectrum, small-molecule inhibitors of bunyaviruses. The grant was awarded under the American Recovery and Reinvestment Act of 2009.

In September 2009, SIGA received a three-year, $3.0 million Phase II grant from the NIH to fund the continued development of ST-246® treatment of smallpox vaccine-related adverse events.

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

A member of the Company’s Board of Directors is a member of the Company’s outside counsel.  During the nine months ended September 30, 2009 and 2008, the Company incurred costs of $1.5 million, and $491,000, respectively, related to services provided by the outside counsel.  On September 30, 2009, the Company’s outstanding payables included $506,000 payable to the outside counsel.

During the nine months ended September 30, 2009, the Company incurred costs of $30,000 related to work performed by TransTech Pharma, Inc., a related party, and its affiliates. The Company had no outstanding payables to TransTech Pharma, Inc. as of September 30, 2009.

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

For the nine months ended September 30, 2009 and 2008, the Company recorded compensation expense of approximately $1.4 million and $691,000, respectively, related to employees and directors stock options.   The total fair value of options vested during the nine months ended September 30, 2009 and 2008, was $978,000 and $586,000, respectively.   The total compensation cost not yet recognized related to non-vested awards at September 30, 2009, is $2.0 million.  The weighted average period over which total compensation cost is expected to be recognized is 1.6 years.

7.	Commitments and Contingencies
In June 2009 the Company became aware that it did not comply with certain Department of Health and Human Services (“HHS”) regulations requiring the submission of yearly audited statements to the Office of Inspector General Office of Audit Services.  SIGA has engaged an outside audit firm to perform the required audits and submitted all past due reports on September 30, 2009. SIGA has asked that the Office of the Inspector General not take any enforcement action in this matter.  While there can be no assurance, the Company currently estimates that the costs associated with potential enforcement will not be material.

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against the Company in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N.  In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that the Company is obliged to execute such a license agreement, and award damages resulting from the Company’s supposed breach of that obligation.  PharmAthene also alleges that SIGA breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process.  In January 2007, SIGA filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. In January 2008, the Court of Chancery denied the Company’s motion to dismiss the original complaint and lifted a related stay of discovery.  On May 5, 2009, PharmAthene amended its Complaint with respect to its claim for breach of an obligation to negotiate in good faith and SIGA filed its Answer to the Amended Complaint and Counterclaim on May 18, 2009. Discovery is proceeding.

As of September 30, 2009, the Company believes that a possible loss or range of loss cannot be reasonably estimated because PharmAthene, in its complaint, seeks injunctive and declaratory relief as well as unspecified monetary damages and the Company asserted what it believes to be meritorious defenses.  Therefore, the Company has concluded that it is not possible to reasonably estimate a range of loss, if any, at this time.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business.  The Company believes that there is no other dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

Effective this quarter, the Company implemented FASB ASC 855 - Subsequent Events ("ASC 855"). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company's financial position or results of operations. The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 9, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

Our technical operations are based in our research facility in Corvallis, Oregon.  We continue to seek to fund a major portion of our ongoing antiviral, antibiotic and vaccine programs through a combination of government grants, contracts and strategic alliances.  While we have had success in obtaining strategic alliances, contracts and grants, there is no assurance that we will continue to be successful in obtaining funds from these sources.  Until additional relationships are established, we expect to continue to incur significant research and development (“R&D”) costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing.  It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and R&D will continue to be significant in the future.  We may incur operating losses for the foreseeable future, and there can be no assurance that we will ever achieve profitable operations.

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

Cumulative Effect of Changes in Accounting Principles
On January 1, 2009, the Company adopted the provisions of ASC 815.  In accordance with ASC 815, the cumulative effect of the change in accounting principle recorded by SIGA in connection with certain warrants to acquire shares of the company’s common stock (see Note 3) was recognized by SIGA as an adjustment to the opening balance of retained earnings as summarized in the following table:

	As reported on December 31,2008	As adjusted on January 1, 2009	Effect of change in accounting principle

Common stock warrants	$-	$2,710,000	$2,710,000

Accumulated deficit	$(70,605,553)	$(73,315,553)	$(2,710,000)

Results of Operations

Three months ended September 30, 2009 and 2008

Revenue from R&D contracts and grants for the three months ended September 30, 2009 was $3.9 million, an increase of $2.0 million or 111% from the $1.9 million recognized during the same period in the prior year. Revenue recognized from our program for the large-scale manufacturing and packaging of ST-246® increased by $1.6 million, and revenue recognized from our $55 million contract with the NIH to support the development of additional formulations and orthopox-related indications of ST-246® increased by $526,000.

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2009 and 2008 were $1.5 million and $945,000, respectively, reflecting an increase of approximately $576,000 or 61%.  Higher SG&A expenses for the three month period in 2009 are  mainly due to an increase of $205,000 in accounting services resulting from additional governmental audits, an increase of $80,000 in stock based compensation charges, a $34,000 increase in insurance premiums related to the Company’s expanded research operations and higher market capitalization, and an increase of $223,000 in legal and litigation support incurred during the three months ended September 30, 2009, from the same period in 2008.

R&D expenses for the three months ended September 30, 2009 and 2008 were $4.8 million and $2.9 million, respectively.  The increase of approximately $2.0 million or 69% is due to a $1.8 million increase in expenses related to our leading drug development programs, as well as an increase of $105,000 in employee compensation expenses mainly related to the hiring of additional R&D support personnel. As of September 30, 2009 and 2008, the Company had 45 and 36 full time R&D employees, respectively.

During the three months ended September 30, 2009 and 2008, we spent $3.1 and $1.2 million, respectively, on the development of our lead drug candidate, ST-246®.  For the three months ended September 30, 2009, we spent $381,000 on internal human resources and $2.7 million mainly on manufacturing and clinical testing.  For the three months ended September 30, 2008, we spent $330,000 on internal human resources and $870,000 mainly on clinical testing.  From inception of the ST-246® development program to-date, we expended a total of $22.5 million related to the program, of which $4.8 million and $17.7 million were spent on internal human resources, and manufacturing, clinical and pre-clinical work, respectively.  These resources reflect SIGA’s R&D expenses directly related to the program.  They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the Department of Defense (“DoD”).

During the three months ended September 30, 2009 and 2008, we spent $96,000 and $243,000, respectively, to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. For the three months ended September 30, 2009, we spent $37,000 on internal human resources and $59,000 mainly on pre-clinical testing of our drug candidates.  For the three months ended September 30, 2008, we spent $62,000 on internal human resources and $181,000 on pre-clinical testing.  From inception of our program to develop ST-193, ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $5.8 million related to the program, of which $2.2 million and $3.6 million were expended on internal human resources and pre-clinical work, respectively.  These resources reflect SIGA’s research and development expenses directly related to the program.  They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

Patent preparation expenses decreased to $191,000 for the three months ended September 30, 2009, from $198,000 for the same period in the prior year.  Higher costs in 2008 reflect timing of patent filings related to our efforts to protect our lead drug candidates in expanded geographic territories.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses.  For the three months ended September 30, 2009 and 2008, we recorded a gain of $1.2 million and a loss of $913,000, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three month periods.

Other income of $18,000 recorded for the three months ended September 30, 2008, reflected interest income on our cash and cash equivalent balance.  During the three months ended September 30, 2009, the majority of our cash and cash equivalent balance was invested in non-interest bearing accounts.

Nine months ended September 30, 2009 and 2008

Revenues from R&D contracts and grants for the nine months ended September 30, 2009 and 2008 were $9.9 million and $5.6 million, respectively, reflecting an increase of $4.3 million or 77% which is mainly due to expanded activities supporting the development of ST-246®.  For the nine months ended September 30, 2009, we recorded $8.9 million from grants and contracts supporting the development of our lead drug candidate, ST-246® and its alternative formulations.   Revenue from grants and contracts supporting these programs during the same period in 2008 was $4.2 million.

SG&A expenses increased $2.3 million or 73% to $5.4 million for the nine months ended September 30, 2009, from $3.1 million for the same period in 2008.  The increase relates mainly to $655,000 of higher stock based compensation charges, $177,000 increase in accounting services, and an increase of $1.2 million in legal and litigation support.

R&D expenses were $12.2 million for the nine months ended September 30, 2009, an increase of $4.0 million or 49% from the $8.2 million spent during the nine months ended September 30, 2008.  Expenditures related to the development of our lead drug candidates increased $3.3 million from the same period in the prior year. Employee compensation expenses increased $654,000 mainly due to the hiring of additional R&D support personnel. As of September 30, 2009 and 2008, the Company had 45 and 36 full time R&D employees, respectively.

During the nine months ended September 30, 2009 and 2008, we spent $7.6 million and $3.7 million, respectively, on the development of ST-246.  For the nine months ended September 30, 2009, we spent $1.2 million on internal human resources and $6.4 million mainly on manufacturing and clinical testing.  For the nine months ended September 30, 2008, we spent $850,000 on internal human resources and $2.9 million mainly on clinical testing.  From inception of the ST-246® development program to-date, we expended a total of $22.5 million related to the program, of which $4.8 million and $17.7 million were spent on internal human resources, and clinical and pre-clinical work, respectively.  These resources reflect SIGA’s R&D expenses directly related to the program.  They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

R&D expenses of $347,000 and $760,000 during the nine months ended September 30, 2009 and 2008, respectively, were used to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arena virus pathogens, and other drug candidates for hemorrhagic fevers. For the nine months ended September 30, 2009, we spent $143,000 on internal human resources and $204,000 mainly on pre-clinical testing.  For the nine months ended September 30, 2008, we spent $190,000 on internal human resources and $570,000 mainly on pre-clinical testing.  From inception of our program to develop ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $5.8 million related to the program, of which $2.2 million and $3.6 million were expended on internal human resources and pre-clinical work, respectively.  These resources reflect SIGA’s R&D expenses directly related to the program.  They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

Patent preparation expenses for the nine months ended September 30, 2009 and 2008 were $385,000 and $462,000, respectively. Higher costs in 2008 reflect timing of patents filings related to our efforts to protect our lead drug candidates in expanded geographic territories.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses.  For the nine months ended September 30, 2009 and 2008, we recorded losses of $10.5 million and $923,000, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective nine month periods.

For the nine months ended September 30, 2009 and 2008, we recorded other income of $1,000 and $85,000, respectively, mainly related to interest income on our cash and cash equivalent balance.  The decline in other income is due to lower average cash and cash equivalent balance during the nine months ended September 30, 2009 as compared to the same period in the prior year.

Liquidity and Capital Resources

On September 30, 2009, we had approximately $1.4 million in cash and cash equivalents.

Operating activities
Net cash used in operations during the nine months ended September 30, 2009 and 2008 was approximately $6.4 million. For the nine months ended September 30, 2008, we used $1.25 million for a deposit paid to a third party under an agreement to manufacture ST-246® for testing.

On September 23, 2009, the Company was awarded a two-year, $1.7 million grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) of the NIH, to support the development of broad spectrum, small-molecule inhibitors of bunyaviruses. The grant was awarded under the American Recovery and Reinvestment Act of 2009.

In September 2009, SIGA received a three-year, $3.0 million Phase II grant from the NIH to fund the continued development of ST-246® treatment of smallpox vaccine-related adverse events.

Investing activities
Capital expenditures of $304,000 and $289,000 during the nine months ended September 30, 2009 and 2008 mainly supported acquisitions of laboratory and computer equipment.

Financing activities
Cash provided by financing activities during the nine months ended September 30, 2009 and 2008 was $5.8 million and $2.8 million, respectively, generated from exercises of options and warrants to purchase common stock as well as investments made under SIGA’s Letter Agreement with MacAndrews & Forbes, LLC (“M&F”).

On June 19, 2008, we entered into a letter agreement (the “Letter Agreement”), with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest (the “Investment Commitment”), at SIGA’s discretion, up to $8 million over a one-year period (the “Investment Period”) in exchange for (i) SIGA common stock at per share price equal to the lesser of (A) $3.06 and (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F, exercisable at 115% of the common stock purchase price on such funding date (the “Consideration Warrants”).  The Consideration Warrants will be exercisable for up to four years following the issuance of such warrants.  M&F has the option, during the Investment Period, to invest in the Company under the same investment terms (the “Investment Option”).

On April 29, 2009, SIGA and M&F entered into a letter agreement (the "Extension Agreement") extending the Investment Period of the Company’s Letter Agreement with M&F through June 19, 2010 and increasing the number of draws pursuant to the Investment Commitment and the Investment Option to no more than nine.  On April 29, 2009, we notified M&F of our intention to exercise our right to cause M&F to invest $1.5 million in SIGA pursuant to the terms of the Letter Agreement.  On April 30, 2009, we issued M&F 490,196 shares of common stock and 196,078 warrants to acquire common stock in exchange for total proceeds of $1.5 million.  The warrants are exercisable until April 30, 2013, for an exercise price of $3.519 per share.  The proceeds of the investment will be used for general corporate purposes.  On August 25, 2009, SIGA notified M&F of its intention to exercise its right to cause M&F to invest $1,000,000 in SIGA pursuant to the terms of the Letter Agreement. On September 17, 2009 the Company issued M&F 326,797 shares of common stock and 130,719 warrants to acquire common stock in exchange for total proceeds of $1.0 million.    The warrants are exercisable until September 17, 2013, for an exercise price of $3.519 per share. As of September 30, 2009, $5.5 million of the commitment remains outstanding.

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

Our working capital and capital requirements will depend upon numerous factors, including whether we are successful in obtaining government-funded contracts for the manufacture and delivery of ST-246; whether the terms of any such contract are commercially favorable; the progress, if any, and the future needs of our pharmaceutical R&D programs; pre-clinical and clinical testing activity; the timing and cost of obtaining regulatory approvals; the levels of resources that we devote to the development of manufacturing and marketing capabilities; technological advances; the status of competitors; and our ability to establish collaborative arrangements with other organizations.

Off-Balance Sheet Arrangements

SIGA does not have any off-balance sheet arrangements.

Safe Harbor Statement

This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include (i) the risks that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce adequate legal protection, including patent protection, for its products, (vi) the risk that regulatory approval for SIGA’s products may require further or additional testing that will delay or prevent approval, (vii) the Biomedical Advanced Research & Development Authority may not complete the procurement set forth in a solicitation for the acquisition of a smallpox antiviral for the strategic national stockpile, or may complete it on different terms, (viii) the volatile and competitive nature of the biotechnology industry, (ix) changes in domestic and foreign economic and market conditions, and (x) the effect of federal, state and foreign regulation on SIGA’s businesses.  More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K, for the fiscal year ended December 31, 2008, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against the Company in the Court of Chancery in the State of Delaware, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N.  In its Complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that the Company is obliged to execute such a license agreement, and award damages resulting from the Company’s supposed breach of that obligation.  PharmAthene also alleges that SIGA breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process.  In January 2007, SIGA filed a motion to dismiss the Complaint in its entirety for failure to state a claim upon which relief can be granted. In January 2008, the Court of Chancery denied the Company’s motion to dismiss the original complaint and lifted a related stay of discovery.  On May 5, 2009, PharmAthene amended its Complaint with respect to its claim for breach of an obligation to negotiate in good faith and SIGA filed its Answer to the Amended Complaint and Counterclaim on May 18, 2009.  Discovery is proceeding.

Item 1A.	Risk Factors.

There are no material changes to the Risk Factors disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

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

SIGA Technologies, Inc.
(Registrant)

Date: November 9, 2009	By: /s/ Ayelet Dugary

Ayelet Dugary
Chief Financial Officer