Form 10-K
period 2009-12-31
SIGA TECHNOLOGIES INC
filed 2010-03-10
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ___________

Commission File No. 0-23047

SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of	(IRS Employer Identification. No.)
incorporation or organization)

35 East 62nd Street	10065
New York, NY	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 672-9100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
common stock, $.0001 par value	Nasdaq Global Market

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2009 as reported on the Nasdaq Capital Market was approximately $314,569,000.

As of February 23, 2010 the registrant had outstanding 43,228,135 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company's 2010 Annual	Part III
Meeting of Stockholders

SIGA Technologies, Inc.

Form 10-K

Item 1. Business

     Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection, for its products, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect our business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that the U.S. Biomedical Advanced Research & Development Authority (“BARDA”) may not complete the procurement set forth in its solicitation for the acquisition of smallpox antiviral for the strategic national stockpile, or may complete it on different terms, (ix) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts, (x) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xi) the effect of federal, state, and foreign regulation on SIGA’s businesses. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Introduction

     SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

     Since we were incorporated in Delaware on December 28, 1995, SIGA has pursued the research, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in defense against biological warfare agents such as smallpox and Arenaviruses. Our lead product, ST-246®, is an orally administered antiviral drug that targets orthopox viruses. In December 2006 the FDA granted Orphan Drug designation to ST-246® for the prevention and treatment of smallpox. In May 2009, we submitted a response to a Request for Proposal (“RFP”) issued by BARDA with respect to the purchase of 1.7 million courses of a smallpox antiviral (the “BARDA Smallpox RFP”), and, in June 2009, BARDA informed us that our response to the BARDA Smallpox RFP was deemed technically acceptable and in the competitive range. There can be no assurance that SIGA or any other company will receive an award pursuant to this RFP. Further, any award on this RFP would be subject to negotiation of final contract terms and specifications; thus, the final terms under any contract with BARDA may be materially different than those indicated in the RFP.

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

Product Candidates and Market Potential

     SIGA Biological Warfare Defense Product Portfolio

     Anti-Orthopoxvirus Drug: Smallpox virus is classified as a Category A agent by the U.S. Centers for Disease Control and Prevention (“CDC”) and is considered one of the most significant threats for use as a biowarfare agent. While deliberate introduction of any pathogenic agent would be devastating, we believe the one that holds the greatest potential for harming the general U.S. population is smallpox. At present there is no effective drug with which to treat or prevent smallpox infections. To address this serious risk, SIGA scientists have identified a lead drug candidate, ST-246®, which inhibits vaccinia, cowpox, ectromelia (mousepox), monkeypox, camelpox, and variola (smallpox) replication in cell culture and in various animal models, but not other unrelated viruses. Given the safety concerns with the current smallpox vaccine, there should be several uses for an effective smallpox antiviral drug: prophylactically, to protect the non-immune who are at risk to exposure; therapeutically, to reduce mortality and morbidity in those infected with the smallpox virus; and lastly, as an adjunct to the smallpox vaccine in order to reduce the frequency of serious adverse events due to the live virus used for vaccination. In December 2005, the FDA approved our IND application for ST-246®. In June 2006, we successfully completed the first human clinical safety study of ST-246®. The trial showed the drug to be well-tolerated in healthy human volunteers at all tested orally administered doses. In addition, data from blood level exposure was sufficient to support once a day dosing. The study was a double-blind, randomized, placebo controlled, and ascending single dose study. In 2006, ST-246® became the first drug ever to demonstrate 100% protection against human smallpox virus in a primate trial conducted at the CDC. Later in 2006, in two non-human primate trials the drug demonstrated 100% protection for animals injected with high doses of monkeypox virus. One study was sponsored by the National Institute of Allergy and Infectious Diseases (“NIAID”) at the National Institutes of Health (“NIH”). The second study was conducted by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) and was funded by the Department of Defense’s Threat Reduction Agency (“DTRA”). In late 2006, ST-246® received Orphan Drug designation for both the treatment and prevention of smallpox. An additional Phase I clinical trial was started in February 2007. The trial was a 21 day, escalating, multiple-dose, Phase I safety, tolerability and pharmacokinetics study of ST-246® at three different dosages in healthy volunteers. The study was completed in December 2007 and as reported the preliminary results indicated that the drug is safe and well tolerated at all tests doses. In August 2008 a Phase I bioequivalence was performed at the Orlando Clinical Research Center in Orlando, Florida to compare ST-246® polymorph form I to form V. We submitted the final Clinical Study Report for that study to the FDA in May 2009. In June 2009 a two phase multiple dose safety/pharmacokinetics evaluation clinical trial was begun to evaluate the effectiveness of ST-246® at different dosage levels. We estimate the final Clinical Study Report for that study will be submitted to the FDA in the second quarter of 2010. During 2006, SIGA was awarded grants and contracts from the NIH totaling approximately $21 million for the continued development of ST-246®. In 2007, SIGA was awarded a grant from the NIH for a total of approximately $600,000, to support the development of ST-246® treatment of smallpox vaccine-related adverse events. In 2008, SIGA was awarded a $55 million contract from the NIH to support the development of additional formulations and orthopox-related indications for ST-246®. In 2008, SIGA was also awarded $20 million from the NIH in supplemental funding to the Company’s existing $16.5 million contract. In September 2009, SIGA received a three-year, $3.0 million Phase II grant from the NIH to fund the continued development of ST-246® treatment of smallpox vaccine-related adverse events.

     Anti-Arenavirus Drug: Arenaviruses are hemorrhagic fever viruses that have been classified as Category A agents by the CDC due to the great risk that they pose to public health and national safety. Among the Category A viruses recognized by the CDC, there are four hemorrhagic fever arenaviruses (Junin, Machupo, Guanarito and Sabia viruses) for which there are no FDA approved treatments available. In order to meet this threat, SIGA scientists have identified two lead drug candidates, ST-294 and ST-193, which have demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens. We have also demonstrated the therapeutic efficacy of ST-193 in several animal challenge studies. SIGA also has programs against other hemorrhagic fever viruses, including Dengue Fever, Rift Valley Fever, Lymphocytic choriomeningitis virus and Ebola. We believe that the availability of hemorrhagic fever virus antiviral drugs will address national and global security needs by acting as a significant deterrent and defense against the use of arenaviruses as weapons of bioterrorism. In 2006, SIGA received a three-year grant of $6.0 million from the NIH to support the development of antiviral drugs for Lassa fever virus. In 2008, SIGA received a two-year Phase I grant of $1.0 million from the NIH to support the development of antiviral drugs against Dengue Fever.

     Broad Spectrum Antiviral: Research and development efforts currently underway at SIGA are aimed at developing a comprehensive biodefense against those microbial agents most likely to be deployed as biological weapons. A broad-spectrum antiviral would have great utility against natural or intentional introduction of these agents into population centers, as well as provide a treatment option in areas where these pathogens are endemic. Screening for antivirals against specific CDC Category A and B pathogens, utilizing SIGA’s high throughput screening program, led to the identification of a unique collection of compounds with broad spectrum antiviral activity. Compounds with potent, non-toxic activity against a diversity of virus families are currently being characterized with respect to antiviral mechanism(s) of action. SIGA chemi-informatics tools are being employed to explore and determine structure-activity relationships within lead compound series. To date, we have documented sub-micromolar activity of the broad spectrum antiviral candidate, ST-669, against viruses in the Poxviridae, Filoviridae, Bunyaviridae, Arenaviridae, Flaviviridae, Togaviridae, Retroviridae, and Picornaviridae families. Lead series are currently being assessed with respect to the mechanism of antiviral action, formulated for testing in vivo, and administered by multiple routes and dosing regimens to those small animal species traditionally used for modeling the pathogenesis of Category A viruses. In September 2009, the Company was awarded a two-year, $1.7 million grant from the NIAID to support the development of broad spectrum, small-molecule inhibitors of bunyaviruses. The grant was awarded under the American Recovery and Reinvestment Act of 2009 (“the Recovery Act”).

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

     Market for Biological Defense Programs

     The market for biodefense countermeasures has grown dramatically as a result of the increased awareness of the threat of global terror activity in the wake of the September 11, 2001 terrorist attacks and the October 2001 anthrax letter attacks. The U.S. government is the principal source of worldwide biodefense spending. Most U.S. government spending on biodefense programs results from development funding awarded by NIAID, BARDA and the Department of Defense (“DoD”), and procurement of countermeasures by The U.S. Department of Health and Human Services (“HHS”), the CDC and the DoD. The U.S. government is now the largest source of development and procurement funding for academic institutions and biotechnology companies conducting biodefense research or developing vaccines and immunotherapies directed at potential agents of bioterror or biowarfare.

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

     Since 2002, HHS has provided over $10 billion to States and localities through various programs to enhance their emergency preparedness activities and to better enable them to respond to large-scale, natural or man-made public health emergencies, such as acts of bioterrorism or infectious disease outbreaks. One of the major concerns in the field of biological warfare agents is smallpox – although declared extinct in 1980 by the World Health Organization (WHO), there is a threat that a rogue nation or a terrorist group may have an illegal inventory of the virus that causes smallpox. The only legal inventories of the virus are held under extremely tight security at the CDC in Atlanta, Georgia and at a laboratory in Russia. As a result of this threat, the U.S. government has announced its intent to make significant expenditures on finding a way to counteract the virus if turned loose by terrorists or on a battlefield.

     In addition to the U.S. government, we believe that other potential additional markets for the sale of biodefense countermeasures include:
  state and local governments, which we expect may be interested in these products to protect emergency responders, such as police, fire and emergency medical personnel;

  foreign governments, including both defense and public health agencies;

  non-governmental organizations and multinational companies, including transportation and security companies; and

  health care providers, including hospitals and clinics.
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

Technology

     Antiviral Technology: Two Approaches

     SIGA has two approaches to the discovery and development of new antiviral compounds: high-throughput screening (“HTS”) and rational drug design. For HTS SIGA uses whole cell virus inhibition assays, pseudotype virus inhibition assays, as well as validated target biochemical assays. SIGA currently has a 200,000 small molecule compound library in-house that is utilized for screening in these various assays. This strategy allows for both target specific and target neutral screening and identification of novel antiviral compounds. Compounds are also screened for toxicity in various cell lines to develop a therapeutic index (“TI”) which is the concentration that the compound is toxic to 50% of the cells (CC50) divided by the concentration of compound required to inhibit 50% of the virus (EC50) (TI= CC50/EC50). Once hits are identified with an acceptable TI they are selected for chemical optimization and proceed into the antiviral drug development pipeline.

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

Collaborative Research and Licenses

     We have entered into the following license agreements, collaborative research arrangements and contracts:

     National Institutes of Health. On September 23, 2009, the Company was awarded a two-year, $1.7 million grant from the NIH to support the development of broad spectrum, small-molecule inhibitors of bunyaviruses. The grant was awarded under the Recovery Act. In September 2009, SIGA was awarded a three-year, $3.0 million Phase II grant from the NIH to fund the continued development of ST-246® treatment of smallpox vaccine-related adverse events. On September 1, 2008, we were awarded a five-year, $55.0 million contract from the NIAID to support the development of additional formulations and orthopox-related indications for ST-246, our lead orthopox drug candidate. In September 2008, we were awarded $20.0 million from the NIAID in supplemental funding to our existing $16.5 million contract, to accelerate process development related to large-scale manufacturing and packaging of ST-246® and commercial-scale validation. The term of the contract was extended through September 28, 2011. In September 2008, we received a two-year, $1.0 million Phase I grant from the NIH to fund lead optimization and animal efficacy for our Dengue antiviral program. In September 2007, we received a two-year, $600,000 grant supporting the development of ST-246® treatment of smallpox vaccine-related adverse events. In July 2007, the NIH awarded us a two-year grant for a total of $530,000 to support our Strep Bacterial Commensal Vector (“BCV”) program as a subunit vaccine delivery system. In October and August 2006, the NIH awarded us a $16.5 million, 3-year contract and a $4.8 million, 3-year grant, respectively, both to advance the development of our lead drug candidate, ST-246®. In September 2006, the NIH awarded us a $6.0 million, 3-year grant for the development of an antiviral drug for Lassa fever virus. In August 2004, we were awarded four grants totaling approximately $11.1 million to support our work on smallpox and arenaviruses. For the years ending December 31, 2009, 2008, and 2007, we have recognized grants-related revenue of $3.1 million, $3.0 million, and $2.6 million, respectively, from grants with the NIH. In 2009, 2008 and 2007, we recognized $10.7 million, $5.0 million, and $2.2 million, respectively, in revenue from our contracts with the NIH.

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

     For a discussion of research and development expenses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Competition

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

Human Resources and Research Facilities

     As of February 15, 2010, we had 55 full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider our employee relations to be good. Our research and development facilities are located in Corvallis, Oregon where we lease approximately 18,100 square feet under a lease agreement signed in January 2007, which expires in December 2011. Our facility in Oregon has been improved to meet the special requirements necessary for the operation of our research and development activities. In January 2010 we entered into a sublease agreement for a 5,700 square foot additional research facility in Corvallis, Oregon.

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

     We have exclusively licensed the rights to five issued U.S. patents and one issued European patent. These patents have varying lives and they are related to licensed technology for the strep and Gram-positive products. We have one additional patent application in the U.S. and one application in Europe relating to this technology. In addition, we have a nonexclusive license from Washington University of one issued patent in the U.S. This patent is for the technology used for the Gram-negative product opportunities. We are also exclusive owner of six U.S. patents and eleven U.S. utility patent applications. One of these U.S. utility applications relates to our DegP product opportunities. We are also exclusive owner of two U.S. provisional patent applications.

     The following are our patent positions as of December 31, 2009:

PATENTS	Number Non- Exclusively Licensed from Washington Univ.	Number Owned by SIGA	Patent Expiration Dates
U.S.	1	6	2014 (4), 2015 (3), 2021 (1), 2016 (2), 2013 (1), 2017 (1)
Europe		2	2021 (1), 2015 (1), 2014 (1)

APPLICATIONS	Number Owned by SIGA
U.S. applications	11
U.S. provisionals	2
PCT	11
Australia	6
Canada	10
Europe	9
Japan	9

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

     An alternative regulatory mechanism is also available. The Emergency Use Authorization authority allows the FDA Commissioner to strengthen the public health protections against biological, chemical, radiological, and nuclear agents that may be used to attack the American people or the U.S. armed forces. Under this authority, the FDA Commissioner may allow medical countermeasures to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions caused by such agents, when there is no adequate, approved, and available alternative.

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

     Under Project BioShield, the Secretary of HHS, with the concurrence of the Secretary of the Department of Homeland Security and upon the approval of the President, can contract to purchase unapproved countermeasures for the SNS in specified circumstances. Congress is notified of a recommendation for a stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the countermeasure to the SNS is paid on delivery of a substantial portion of the countermeasure. To be eligible for purchase under these provisions, the Secretary of HHS must determine that there are sufficient and satisfactory clinical results or research data, including data, if available, from pre-clinical and clinical trials, to support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by the FDA. To exercise this authority, the Secretary of HHS must conclude that:
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

     Public Readiness and Emergency Preparedness Act. The Public Readiness and Emergency Preparedness Act, or PREP Act, provides immunity for manufacturers from all claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products”, including products intended to diagnose or treat pandemic or epidemic disease, such as pandemic vaccines, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. Since 2007, the Secretary of HHS has issued 8 declarations under the PREP Act to protect from liability countermeasures that are necessary to prepare the nation for potential pandemics or epidemics, including a declaration on October 10, 2008, that provides immunity from tort liability as it relates to smallpox countermeasures.

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

     American Recovery and Reinvestment Act. The Recovery Act was passed on February 13, 2009 in response to the current economic crisis. The Recovery Act is designed to spur job creation and preservation, increase economic activity and investment in long-term economic growth, and improve levels of accountability and transparency in government spending, in part through grants like the one we were awarded in September 2009. Recipients of Recovery Act funds are required to report quarterly on the amount of funds spent, the status of the funded project, the number of jobs created and/or saved as a result of the funded project, and other details, all of which are made available to the public through the federal government’s official Recovery Act website, Recovery.gov. Compliance with Recovery Act requirements will thus involve increased public disclosure regarding our activities, and may increase our costs.

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

     The following corporate governance related documents are also available on our website:
  Code of Ethics and Business Conduct

  Amended and Restated Audit Committee Charter

  Compensation Committee Charter

  Nominating and Corporate Governance Committee Charter

  Procedure for Sending Communications to the Board of Directors

  Procedures for Security Holder Submission of Nominating Recommendations

  2004 Policy on Confidentiality of Information and Securities Trading
     To review these documents, access www.siga.com and click on “Corporate Governance”.

     Any of the above documents can also be obtained in print by any shareholder upon request to the Secretary, SIGA Technologies, Inc., 35 East 62nd Street, New York, New York 10065.

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

     We incurred net losses of approximately $17.6 million, $8.6 million, and $5.6 million, for the years ended December 31, 2009, 2008, and 2007, respectively. On January 1, 2009, we recognized a $2.7 million increase in our opening accumulated deficit balance reflecting the cumulative effect of a change in accounting principle recorded in connection with certain warrants to acquire shares of the Company’s common stock. As of December 31, 2009, 2008, and 2007, our accumulated deficit was approximately $90.9 million, $70.6 million, and $62.0 million, respectively. We expect to continue to have significant operating expenses. We will need to generate significant revenues to achieve and maintain profitability.

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

     Unless and until we successfully sell any of our products, such as pursuant to the BARDA Smallpox RFP, we will continue to be dependent on our ability to raise money through the exercise of existing options or warrants or through the issuance of new equity. There is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional equity funds, we may be forced to discontinue or cease certain operations. We currently have sufficient operating capital to finance our operations beyond the next twelve months. Our annual operating needs vary from year to year depending upon the amount of revenue generated through grants, contracts and licenses and the amount of projects we undertake, as well as the amount of resources we expend, in connection with acquisitions all of which may materially differ from year to year and may adversely affect our business.

     Any additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us.

Risks Related to Our Common Stock

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

     The volatile price of our stock makes it difficult for investors to predict the value of their investments, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:
  publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

  initiating, completing or analyzing, or a delay or failure in initiating, completing or analyzing, pre-clinical or clinical trials or the design or results of these trials;

  achievement or rejection of regulatory approvals by our competitors or us;

  announcements of technological innovations or new commercial products by our competitors or us;

  developments concerning proprietary rights, including patents;

  developments concerning our collaborations;

  regulatory developments in the United States and foreign countries;

  economic or other crises and other external factors;

  period-to-period fluctuations in our revenues and other results of operations; and

  changes in financial estimates by securities analysts.
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

A future issuance of preferred stock may adversely affect the rights of the holders of our common stock.

     Our certificate of incorporation allows our Board of Directors to issue up to 10,000,000 shares of preferred stock and to fix the voting powers, designations, preferences, rights and qualifications, limitations or restrictions of these shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and could be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with our future activities, could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control.

Concentration of ownership of our capital stock could delay or prevent a change of control.

     Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. As of December 31, 2009, directors, officers and principal stockholders beneficially owned approximately 31.0% of our stock.

Risks Related to Our Dependence on U.S. Government Contracts and Grants

Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U. S. government, and we may not achieve sufficient revenues from these agreements to attain profitability.

     Until and unless we successfully sell any of our products, our ability to generate revenues will largely depend on our ability to enter into additional research grants, collaborative agreements, strategic alliances, contracts and license agreements with third parties or maintain the agreements we currently have in place. Substantially all of our revenues for the years ended December 31, 2009, 2008, and 2007, respectively, were derived from grants and contracts. Our current revenue is primarily derived from contract work being performed for the NIH under grants and two major contracts which are scheduled to expire from September 2011 through September 2013.

Our future business may be harmed as a result of the government contracting process, which is a competitive bidding process that involves risks not present in the commercial contracting process.
  We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, including:

  the need to devote substantial time and attention of management and key employees to the preparation of bids and proposals for contracts that may not be awarded to us;

  the need to accurately estimate the resources and cost structure that will be required to perform any contract that we might be awarded;

  the risk that the government will issue a request for proposal to which we would not be eligible to respond;

  the risk that third parties may submit protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal; and

  the expenses that we might incur and the delays that we might suffer if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract.
     The U.S. government may choose to award future contracts for the supply of smallpox anti-virus and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years. For example, BARDA has issued a request for proposal for treatment courses for symptomatic individuals exposed to smallpox for the SNS. We have submitted a proposal responding to this request for proposal. We expect that our ability to secure an award will depend primarily on the technical merits of ST-246®. The U.S. government may purchase another company’s product candidate instead. If we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition, and operating results could be materially adversely affected.

The success of our business with the U.S. government depends on our compliance with regulations and obligations under our U.S. government contracts and various federal statutes and regulations.

      Our business with the U.S. government is subject to specific procurement regulations and a variety of other legal compliance obligations. These laws and rules include those related to:
  procurement integrity;

  export control;

  government security regulations;

  employment practices;

  protection of the environment;

  accuracy of records and the recording of costs; and

  foreign corrupt practices.

     In addition, before awarding us any contracts, the U.S. government could require that we respond satisfactorily to a request to substantiate our commercial viability and industrial capabilities. Compliance with these obligations increases our performance and compliance costs. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. The termination of a government contract or relationship as a result of our failure to satisfy any of these obligations would have a negative impact on our operations and harm our reputation and ability to procure other government contracts in the future.

Unfavorable provisions in government contracts, some of which may be customary, may harm our future business, financial condition and potential operating results.

     Government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:
  terminate existing contracts, in whole or in part, for any reason or no reason;

  unilaterally reduce or modify contracts or subcontracts, including through the use of equitable price adjustments;

  cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

  decline to exercise an option to renew a contract;

  exercise an option to purchase only the minimum amount specified in a contract;

  decline to exercise an option to purchase the maximum amount specified in a contract;

  claim rights to products, including intellectual property, developed under the contract;

  take actions that result in a longer development timeline than expected;

  direct the course of a development program in a manner not chosen by the government contractor;

  suspend or debar the contractor from doing business with the government or a specific government agency;

  pursue criminal or civil remedies under the False Claims Act and False Statements Act; and

  control or prohibit the export of products.
     Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination.

     If the government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our government contracts could be terminated under these circumstances. Some government contracts grant the government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under the government contract. If we were to develop technology under a contract with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the government.

Risks Related to Product Development

Our business depends significantly on our success in completing development of and commercializing drug candidates that are still under development. If we are unable to commercialize these drug candidates, or experience significant delays in doing so, our business will be materially harmed.

     We have invested a substantial majority of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term revenue is particularly dependent on the success of our smallpox antiviral drug candidate ST-246®. The commercial success of our drug candidates will depend on many factors, including:
  successful development, formulation and cGMP scale-up of drug manufacturing that meets FDA requirements;

  successful development of animal models;

  successful completion of non-clinical development, including studies in approved animal models;

  our ability to pay the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.

  successful completion of clinical trials;

  receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

  a determination by BARDA that our biodefense drug candidates should be purchased for the SNS prior to FDA approval;

  establishing commercial manufacturing processes of our own or arrangements on reasonable terms with contract manufacturers;

  manufacturing stable commercial supplies of drug candidates, including availability of raw materials;

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

We will not be able to commercialize our drug candidates if our pre-clinical development efforts are not successful, our clinical trials do not demonstrate safety or our clinical trials or animal studies do not demonstrate efficacy.

     Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive pre-clinical development, clinical trials to demonstrate the safety of our drug candidates and clinical or animal trials to demonstrate the efficacy of our drug candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful, and interim results of a clinical trial or animal efficacy study do not necessarily predict final results.

     A failure of one or more of our clinical trials or animal efficacy studies can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, pre-clinical testing and the clinical trial or animal efficacy study process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including:
  regulators or institutional review boards may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

  we may decide, or regulators may require us, to conduct additional pre-clinical testing or clinical trials, or we may abandon projects that we expect to be promising, if our preclinical tests, clinical trials or animal efficacy studies produce negative or inconclusive results;

  we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

  regulators or institutional review boards may require that we hold, suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements;

  the cost of our clinical trials could escalate and become cost prohibitive;

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

     In general, our research and development programs are at an early stage of development. To obtain FDA approval for our biological warfare defense products we will be required to perform at least one animal efficacy model and provide animal and human safety data. Our other products will be subject to the usual FDA regulatory requirements which include a number of phases of testing in humans.

     The FDA has not approved any of our biopharmaceutical product candidates. Any drug candidate we develop will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial sale. We cannot be sure our approach to drug discovery will be effective or will result in the development of any drug. We cannot predict with certainty whether any drug resulting from our research and development efforts will be commercially available within the next several years, or if they will be available at all.

     Even if we receive initially positive pre-clinical or clinical results, such results do not mean that similar results will be obtained in later stages of drug development, such as additional pre-clinical testing or human clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that none of our drug candidates will or can:
  be safe, non-toxic and effective;

  otherwise meet applicable regulatory standards;

  receive the necessary regulatory approvals;

  develop into commercially viable drugs;

  be manufactured or produced economically and on a large scale;

  be successfully marketed;

  be reimbursed by government and private insurers; and

  achieve customer acceptance.
     In addition, third parties may preclude us from marketing our drugs through enforcement of their proprietary rights that we are not aware of, or third parties may succeed in marketing equivalent or superior drug products. Our failure to develop safe, commercially viable drugs would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Commercialization

Because we must obtain regulatory clearance or otherwise operate under strict legal requirements in order to test and market our products in the U. S., we cannot predict whether or when we will be permitted to commercialize our products.

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
  must be conducted in conformance with the FDA regulations;

  must meet requirements for institutional review board oversight;

  must meet requirements for informed consent;

  must meet requirements for good clinical and manufacturing practices;

  are subject to continuing FDA oversight;

  may require large numbers of test subjects; and

  may be suspended by us or the FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in any of the Company’s IND applications or the conduct of these trials.
     Before receiving FDA clearance to market a product in the absence of a medical or public health emergency, we must demonstrate that the product is safe and effective on the patient population that will be treated. Data we obtain from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. Additionally, we have limited experience in conducting and managing the clinical trials and manufacturing processes necessary to obtain regulatory clearance.

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

     The biopharmaceutical industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. There also are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products. Many of these companies have substantially greater financial, technical, research and development resources, and human resources than us. Competitors may develop products or other technologies that are more effective than any that are being developed by us or may obtain FDA approval for products more rapidly than us. If we commence commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which we have no experience. Many of these companies also have manufacturing facilities and established marketing capabilities that would enable such companies to market competing products through existing channels of distribution. Three companies with similar profiles are VaxGen, Inc., which is developing vaccines against anthrax, smallpox and HIV/AIDS; Avant Immunotherapeutics, Inc., which has vaccine programs for agents of biological warfare; and Chimerix, Inc., which is developing an alternative smallpox therapeutic.

Our potential products may not be acceptable in the market or eligible for third-party reimbursement resulting in a negative impact on our future financial results.

     Any product we develop may not achieve market acceptance. The degree of market acceptance of any of our products will depend on a number of factors, including:
  the establishment and demonstration in the medical community of the clinical efficacy and safety of such products;

  the potential advantage of such products over existing treatment methods;

  the cost of our products relative to their perceived benefits; and

  reimbursement policies of government and third-party payors.
     Physicians, patients or the medical community in general may not accept or utilize any product we may develop. Our ability to generate revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which reimbursement for the cost of such drugs will be available from third-party payors, such as government health administration authorities, private healthcare insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly disputing the prices charged for pharmaceutical products. If third-party reimbursement was not available or sufficient to allow profitable price levels to be maintained for drugs we develop, it could adversely affect our business.

If our products harm people, we may experience product liability claims that may not be covered by insurance.

     We face an inherent business risk of exposure to potential product liability claims in the event that drugs we develop are alleged to cause adverse effects on patients. Such risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. We have obtained and intend to keep in place product liability insurance with respect to drugs we develop. However, we may not be able to obtain such insurance. Even if such insurance is obtainable, it may not be available at a reasonable cost or in a sufficient amount to protect us against liability.

We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could harm sales of the affected products.

     If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur:
  regulatory approval may be withdrawn;

  reformulation of our products, additional clinical trials, changes in labeling of our products may be required;

  changes to or re-approvals of our manufacturing facilities may be required;

  sales of the affected products may drop significantly;

  our reputation in the marketplace may suffer; and

  lawsuits, including class action suits, may be brought against us.
     Any of the above occurrences could harm or prevent sales of the affected products or could increase the costs and expenses of commercializing and marketing these products.

Healthcare reform and controls on healthcare spending may limit the price we charge for any products and the amounts that we can sell.

     The U.S. government and private insurers have considered ways to change, and have changed, the manner in which healthcare services are provided in the U.S. Potential approaches and changes in recent years include controls on healthcare spending and the creation of large purchasing groups. In the future, the U.S. government may institute further controls and limits on healthcare spending, including through the Medicare and Medicaid programs. These controls and limits might affect the payments we could collect from sales of any products. Uncertainties regarding future healthcare reform and private market practices could adversely affect our ability to sell any of our products profitably in the U.S. At present, we do not foresee any change in FDA regulatory policies that would adversely affect our development programs.

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

     As we continue to expand our operations outside of the United States, we must comply with numerous laws and regulations relating to international business operations. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

     The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

     Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical studies and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

     Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expanding presence outside of the United States will require us to dedicate additional resources to compliance with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

     The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

Risks Related to Manufacturing and Manufacturing Facilities

Problems related to large-scale commercial manufacturing could cause us to delay product launches or experience shortages of products.

     Our drug candidates require several manufacturing steps, and may involve complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Our products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage and shipping and quality control and testing, some of which all pharmaceutical companies, including SIGA, experience from time to time, may result in lot failures, delay in the release of lots, product recalls or spoilage. We will not be able to sell any lot that fails to satisfy release testing specifications.

If third parties do not manufacture our drug candidates or products in sufficient quantities and at an acceptable cost or in compliance with regulatory requirements and specifications, the development and commercialization of our drug candidates could be delayed, prevented or impaired.

     We currently rely on third parties to manufacture drug candidates that we require for pre-clinical and clinical development. In addition, we indicated in our response to the BARDA Smallpox RFP that we intend to manufacture ST-246® using contract manufacturers. Any significant delay in obtaining adequate supplies of our drug candidates could adversely affect our ability to develop or commercialize these drug candidates. We expect that we will rely on third parties for a portion of the manufacturing process for commercial supplies of drug candidates that we successfully develop. If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, the success of those products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our ability to develop drug candidates and commercialize any product that receives regulatory approval on a timely and competitive basis.

     We currently rely on third parties to demonstrate regulatory compliance and for quality assurance with respect to the drug candidates manufactured for us. We intend to continue to rely on these third parties for these purposes with respect to production of commercial supplies of drugs that we successfully develop. Manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with applicable regulations.

     We cannot be certain that our present or future manufacturers will be able to comply with these regulations and other FDA regulatory requirements or similar regulatory requirements outside the U.S. While our contracts call for compliance with all applicable regulatory requirements, we do not control compliance by these manufacturers with these regulations and standards. If we or these third parties fail to comply with applicable regulations, sanctions could be imposed on us, which could significantly and adversely affect supplies of our drug candidates.

Our activities may involve hazardous materials, use of which may subject us to environmental regulatory liabilities.

     Our biopharmaceutical research and development sometimes involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources. The research and development activities of our company do not produce any unusual hazardous products. We do use small amounts of radioactive isotopes commonly used in pharmaceutical research, which are stored, used and disposed of in accordance with Nuclear Regulatory Commission regulations. We maintain liability insurance in the amount of approximately $5,000,000 and we believe this should be sufficient to cover any contingent loss.

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

     U.S. government agencies such as the Defense Contract Audit Agency (the “DCAA”), routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards.

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
  termination of contracts;

  forfeiture of profits;

  suspension of payments;

  fines; and

  suspension of prohibition from doing business with the U.S. government.
     In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

We may be subject to sanction for past non-compliance with certain regulatory audit requirements.

     In June 2009 we became aware that we did not comply with certain Department of Health and Human Services (“DHHS”) regulations requiring the submission of yearly audited statements to the Office of the Inspector General (“OIG”) Office of Audit Services. On September 30, 2009, we submitted the required audits and related statements to the OIG Office of Audit Services. We have asked that the OIG not take any enforcement action in this matter. There can be no assurance that no enforcement action will be taken in this matter and, if taken, whether such enforcement action would have a material adverse impact on our operations.

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

  export and import control laws and regulations; and

  laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
Risks Related to Regulatory Approvals

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our drug candidates, and our ability to generate revenue will be materially impaired.

     Our drug candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a drug candidate will prevent us from commercializing the drug candidate. We have limited experience in preparing, filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third party contract research organizations and consultants to assist us in this process. Securing FDA approval requires the submission to the FDA of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information in order to establish the drug candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective, or may prove to have significant side effects, toxicities, or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

The Fast Track designation for ST-246® may not actually lead to a faster development or regulatory review or approval process.

     We have obtained a “Fast Track” designation from the FDA for ST-246®. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw our Fast Track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures or that any application that we may submit to the FDA for regulatory approval will be accepted for filing or ultimately approved.

Risks Related to Our Dependence on Third Parties

If third parties on whom we rely for clinical trials or certain animal trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business may suffer.

     We do not have the ability to independently conduct the clinical trials, and certain animal trials, required to obtain regulatory approval for our products. We depend on independent investigators, contract research organizations and other third party service providers to conduct trials of our drug candidates and expect to continue to do so. We rely heavily on these third parties for successful execution of our trials, but do not exercise day-to-day control over their activities. We are responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

     Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our drug candidates.

Risks Related to Our Intellectual Property

Our ability to compete may decrease if we do not adequately protect our intellectual property rights.

     Our commercial success will depend in part on our ability to obtain and maintain patent protection for our proprietary technologies, drug targets and potential products and to effectively preserve our trade secrets. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the type and breadth of claims allowed in these patents.

     We have a nonexclusive license from Washington University with respect to one issued U.S. patent. We are also exclusive owner of six U.S. patents and eleven U.S. patent applications. We are also the exclusive owner of two U.S. provisional patent applications. The issued patents have varying lives.

     We included a summary of our patent positions as of December 31, 2009 in Part I, Item 1 of this document.

     We also rely on trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, we require our employees, consultants and some collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. These agreements may not provide meaningful protection for our trade secrets, confidential information or inventions in the event of unauthorized use or disclosure of such information, and adequate remedies may not exist in the event of such unauthorized use or disclosure.

If our technologies are alleged or found to infringe the patents or proprietary rights of others, we may be sued, we may have to pay damages or be barred from pursuing a technology, or we may have to license those rights to or from others on unfavorable terms. Even if we prevail, such litigation may be costly.

     Our commercial success will depend significantly on our ability to operate without infringing the patents or proprietary rights of third parties. Our technologies, or the technologies of third parties on which we may depend, may infringe the patents or proprietary rights of others. If there is an adverse outcome in any dispute concerning rights to these technologies, then we could be subject to significant liability, required to license disputed rights from or to other parties and/or required to cease using a technology necessary to carry out our research, development and commercialization activities. At present, we are unaware of any patent infringement claim relating to any of our products that is likely to be asserted.

     The costs to establish or defend against claims of infringement or interference with patents or other proprietary rights can be expensive and time-consuming, even if the outcome is favorable. An outcome of any patent or proprietary rights administrative proceeding or litigation that is unfavorable to us may have a material adverse effect on us. We could incur substantial costs if we are required to defend ourselves in suits brought by third parties or if we initiate such suits. We may not have sufficient funds or resources in the event of litigation. Additionally, we may not prevail in any such action.

     Any dispute resulting from claims based on patents and proprietary rights could result in a significant reduction in the coverage of the patents or proprietary rights owned, optioned by or licensed to us and limit our ability to obtain meaningful protection for our rights. If patents are issued to third parties that contain competitive or conflicting claims, we may be legally prohibited from researching, developing or commercializing potential products or be required to obtain licenses to these patents or to develop or obtain alternative technology. We may be legally prohibited from using technology owned by others, may not be able to obtain any license to the patents or technologies of third parties on acceptable terms, if at all, or may not be able to obtain or develop alternative technologies.

     In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asks the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to us during the negotiation process. In January 2008, the Court of Chancery denied our motion to dismiss the original complaint, and discovery proceeded. In May 2009, PharmAthene amended its complaint with respect to its claim for breach of an obligation to negotiate in good faith, and we filed our answer to the amended complaint and counterclaim denying the new claim and asserting defenses.

     PharmAthene has submitted an expert report asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. We also continue to believe that we have meritorious defenses to the claims. No trial date has been set. It is not currently possible to estimate a range of loss, if any.

     In addition, like many biopharmaceutical companies, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. It is possible that we and/or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     Our headquarters are located in New York City and our research and development facilities are located in Corvallis, Oregon. In New York, we occupy approximately 1,800 square feet under an Office Service Agreement with an affiliate of a shareholder, that is cancelable upon 60 days notice. In Corvallis, we lease approximately 18,100 square feet under an amended lease agreement signed in January 2007, which expires in December 2011. Our facility in Oregon has been improved to meet the special requirements necessary for the operation of our research and development activities. In January 2010 we entered into a sublease agreement for 5,700 square feet of additional research facility in Corvallis, Oregon. In the opinion of the management, these facilities are sufficient to meet the current and anticipated future requirements of SIGA.

Item 3. Legal Proceedings

     In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asks the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to us during the negotiation process. In January 2008, the Court of Chancery denied our motion to dismiss the original complaint, and discovery proceeded. In May 2009, PharmAthene amended its complaint with respect to its claim for breach of an obligation to negotiate in good faith, and we filed our answer to the amended complaint and counterclaim denying the new claim and asserting defenses.

     PharmAthene has submitted an expert report asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. We also continue to believe that we have meritorious defenses to the claims. No trial date has been set. It is not currently possible to estimate a range of loss, if any.

Item 4. Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

     Our common stock trades under the symbol “SIGA”. Our common stock has been traded on the Nasdaq Global Market since September 3, 2009 and, prior to such date, had been traded on the Nasdaq Capital Market since September 9, 1997. Prior to that time there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported on the Nasdaq Capital Market or Nasdaq Global Market, as applicable.

Price Range
2008	High	Low
First Quarter	$3.27	$1.78
Second Quarter	$3.91	$2.12
Third Quarter	$4.19	$2.29
Fourth Quarter	$3.80	$1.94

2009	High	Low
First Quarter	$5.86	$3.15
Second Quarter	$8.88	$4.73
Third Quarter	$8.63	$6.25
Fourth Quarter	$10.09	$4.83

     The following line graph compares the cumulative total stockholder return through December 31, 2009, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2004 in each of (i) our common stock, (ii) the Nasdaq National Market-US; and (iii) the Nasdaq Pharmaceutical Index.

Value of Initial Investment	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
SIGA Technologies, Inc.	$100.00	$57.23	$225.90	$185.54	$196.99	$349.40
NASDAQ Composite Index	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31
NASDAQ Biotech Composite Index	$100.00	$102.84	$103.89	$108.65	$94.93	$109.77

     As of February 23, 2010, the closing bid price of our common stock was $6.36 per share. There were 54 holders of record as of February 23, 2010. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names”.

     We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We are not under any restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

     The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6. Selected Financial Data (in thousands, except share and per share data)

     The following table sets forth selected financial information derived from our audited consolidated financial statements as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005.

The year
ended		Selling, general	Research and	Patent
December 31,	Revenues	& administrative	development	preparation fees
2009	$13,812	$7,533	$17,423	$734
2008	$8,066	$4,608	$11,613	$582
2007	$6,699	$3,704	$9,943	$515
2006	$7,258	$4,624	$9,149	$295
2005	$8,477	$2,481	$8,295	$232

The year				Weighted average
ended			Net loss per share:	shares outstanding:
December 31,	Operating loss	Net loss	basic & diluted	basic and diluted
2009	$(11,879)	$(17,618)	$(0.47)	37,463,255
2008	$(8,737)	$(8,599)	$(0.25)	34,732,625
2007	$(7,463)	$(5,639)	$(0.17)	33,330,814
2006	$(6,810)	$(9,899)	$(0.35)	28,200,130
2005	$(2,532)	$(2,288)	$(0.09)	24,824,824

As of and for				Total
the year ended		Cash & cash	Long term	stockholders'	Net cash used in
December 31,	Total assets	equivalents	obligations	equity	operating activities
2009	$25,915	$14,496	$6,398	$10,488	$(8,471)
2008	$8,797	$2,322	$2,924	$1,555	$(7,198)
2007	$10,589	$6,832	$3,243	$5,228	$(5,448)
2006	$14,028	$10,640	$4,696	$7,282	$(4,438)
2005	$6,132	$1,772	$642	$3,231	$(1,392)

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

Overview

     Since our inception on December 28, 1995, SIGA has pursued the research, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in defense against biological warfare agents such as smallpox and Arenaviruses. Our lead product, ST-246®, is an orally administered antiviral drug that targets orthopox viruses. In December 2006 the FDA granted Orphan Drug designation to ST-246® for the prevention and treatment of smallpox. In September 1, 2008, we were awarded a five-year, $55.0 million contract from the NIAID, to support the development of additional formulations and orthopox-related indications for ST-246, our lead orthopox drug candidate. In September 2008, we were awarded $20.0 million from the NIAID in supplemental funding to our existing $16.5 million contract, to accelerate process development related to large-scale manufacturing and packaging of ST-246® and commercial-scale validation. The term of the contract was extended through September 28, 2011. In May 2009, we submitted the BARDA Smallpox RFP, and, in June 2009, BARDA informed us that our response to the BARDA Smallpox RFP was deemed technically acceptable and in the competitive range. There can be no assurance that SIGA or any other company will receive an award pursuant to this RFP. Further, any award on this RFP would be subject to negotiation of final contract terms and specifications; thus, the final terms under any contract with BARDA may be materially different than those indicated in the RFP.

     Our anti-viral programs are designed to prevent or limit the replication of the viral pathogen. As a result of the success of our efforts to develop products for use against agents of biological warfare, we have not spent significant resources to further the development of our anti-infective technologies.

Critical Accounting Estimates

     The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the assessment of recoverability of goodwill, which could affect goodwill impairments; and the assessment of recoverability of long-lived assets, which primarily would affect operating income if  an impairment exists. Below, we discuss these policies further, as well as the estimates and judgments involved. Other key accounting policies, including revenue recognition, are less subjective and involve a lower degree of estimates and judgment.

Significant Accounting Policies

     The following is a brief discussion of the more significant accounting policies and methods used by us in the preparation of our consolidated financial statements. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of all of the significant accounting policies.

Share-based Compensation
     The Company accounts for its stock-based compensation programs under the provisions Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718 Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite periods in the Company’s consolidated statement of operations. SIGA calculates the fair value of options awarded under its Employee Stock Purchase Plan using the Black-Scholes model with weighted average assumptions for the expected volatility, risk-free interest rate, expected holding period, and dividend yield. It is reasonably likely that future assumptions may change, in which case the fair value of future option awards may exceed or fall short of historical calculated fair values.

Fair value of financial instruments
     The carrying value of cash and cash equivalents, accounts receivables, short-term investments, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as liabilities under the provisions of FASB ASC 815 Derivatives and Hedging (“ASC 815”), are recorded at their fair market value as of each reporting period.

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
  Level 1 – Quoted prices for identical instruments in active markets.

  Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

  Level 3 – Instruments where significant value drivers are unobservable to third parties.
     SIGA uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At December 31, 2009 and December 31, 2008, the fair value of such warrants was as follows:

	December 31,	December 31,
	2009	2008
Common stock warrants classified as current liabilities	$3,260,000	$-
Common stock warrants classified as long term liabilities	6,398,216	2,923,532
Total	$9,658,216	$2,923,532

     ASC 820-10 applies to non-financial assets and non-financial liabilities measured on a nonrecurring basis and was effective January 1, 2009. The adoption of this standard had no impact on the Company in 2009.

     As of December 31, 2009 the Company held approximately $5.0 million in United States Treasury Bills, classified as a Level 1 security. SIGA does not hold any Level 3 securities.

Revenue Recognition
     The Company recognizes revenue from contract research and development and research progress payments in accordance FASB ASC 605 Revenue Recognition, (“ASC 605”). In accordance with ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue is earned, over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

Goodwill
     Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.

     The Company evaluates goodwill for impairment annually, in the fourth quarter of each year. In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit. Goodwill impairment is determined using a two-step approach in accordance with FASB ASC 350-20 Intangibles - Goodwill and Other – Goodwill. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2009, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value. In the past, our market capitalization has been significantly in excess of the Company’s carrying value. It is reasonably likely that the future market capitalization of SIGA may exceed or fall short of our current market capitalization, in which case a different amount for potential impairment would result. The use of the discounted expected future cash flows to evaluate the fair value of the Company as a whole is will possibly produce different results than the Company’s market capitalization.

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

Recent accounting pronouncements
     In September 2009, the FASB issued ASU 2009-13, Multiple Element Arrangements (“ASU 2009-13”). ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by us for new arrangements and material modifications to existing arrangements no later than January 1, 2011 with earlier adoption permitted. We are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.

Results of Operations

     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2009	2008	2007
Revenue	100%	100%	100%
Selling, general and administrative	55%	57%	55%
Research and development	126%	144%	148%
Patent preparation fees	5%	7%	8%
Operating loss	86%	108%	111%

Years ended December 31, 2009, 2008, and 2007.

     Revenues from research and development contracts and grants for the years ended December 31, 2009 and 2008, were $13.8 million and $8.1 million, respectively. The increase of $5.7 million, or 71.2%, is mainly due to an increase of $4.2 million in revenue recognized from our existing program for the large-scale manufacturing and packaging of ST-246®. Revenue recognized from our $55 million contract with the NIH to support the development of additional formulations and orthopox-related indications of ST-246® increased by $1.5 million.

     Revenues from research and development contracts and grants for the years ended December 31, 2008 and 2007, were $8.1 million and $6.7 million, respectively. The increase of $1.4 million or 20.4% in revenue recorded for the year ended December 31, 2008 reflects an increase of $3.0 million in revenues recognized from grants and contracts with the NIH supporting our lead programs. Revenue recognized from our programs with the USAF was $38,000 and $1.9 million for the years ended December 31, 2008 and 2007, respectively. In 2008, we completed our two, one-year programs with the USAF.

     Selling, General and Administrative expenses (“SG&A”) for the years ended December 31, 2009 and 2008 were $7.5 million and $4.6 million, respectively, reflecting an increase of approximately $2.9 million or 63.5%. Higher SG&A expenses were mainly due to an increase of $204,000 in accounting services resulting from additional governmental audits, an increase of $998,000 in stock based compensation charges, a $71,000 increase in insurance premiums, an increase of $133,000 in foreign and public relations consulting, and an increase of $1.3 million in general corporate and litigation legal support.

     Selling, General and Administrative expenses for the years ended December 31, 2008 and 2007 were $4.6 million and $3.7 million, respectively. The increase of $900,000 or 24% is due to an increase of $456,000 in legal fees attributed to litigation support, an increase of $83,000 in insurance costs, an increase of $230,000 in non-cash compensation recorded in accordance with ASC 718, and an increase of $71,000 in business development costs incurred in the current period.

     Research and development (“R&D”) expenses were $17.4 million for the year ended December 31, 2009, an increase of $5.8 million or 50% from the $11.6 million incurred during the year ended December 31, 2008. Expenditures related to the manufacturing, packaging, and stability of ST-246® increased $3.3 million. Other costs related ST-246® as well as the development of our other lead drug candidates increased $1.2 million from the prior year. Employee compensation expenses increased $978,000 mainly due to the hiring of additional expert R&D and support personnel. As of December 31, 2009 and 2008, the Company had 49 and 36 full time R&D employees, respectively.

     Research and development (“R&D”) expenses for the years ended December 31, 2008 and 2007 were $11.6 million and $9.9 million, respectively. The increase of $1.7 million or 17% is mainly due to higher expenditures related to clinical and pre-clinical testing of our lead drug candidates, which increased $1.7 million from the prior year. Employee related expenses for the year ended December 31, 2008 increased $674,000 from the prior year, reflecting a transition to highly specialized workforce and an increase in non-cash stock based compensation expense. Travel expenses for the year ended December 31, 2008 increased $148,000 from the prior year. These increases were offset by a decline of $790,000 in depreciation and amortization mainly related to fully depreciated leasehold improvements and fully amortized intangible assets; and a decline of $324,000 in expenditures related to our agreements with the USAF, which were completed during 2008.

     During the years ended December 31, 2009, 2008, and 2007, we spent $10.9 million, $5.4 million, and $3.2 million, respectively, on the development of ST-246®. During the year ended December 31, 2009, we spent $1.5 million on internal human resources dedicated to the drug’s development and $9.4 million mainly on packaging and manufacturing. During the year ended December 31, 2008, we spent $1.2 million on internal human resources dedicated to the drug’s development and $4.2 million mainly on clinical trials and manufacturing. For the year ended December 31, 2007, we spent $924,000 on internal human resources and $2.24 million mainly on manufacturing and clinical testing. From inception of the ST-246® development program to-date, we invested a total of $26.0 million in the program, of which $5.2 million supported internal human resources, and $20.8 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect SIGA’s research and development expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

     During the years ended December 31, 2009, 2008, and 2007, we spent $384,000, $930,000, and $1.3 million, respectively, to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. During the year ended December 31, 2009, we invested $155,000 in internal human resources dedicated to the development of these drugs, and $228,000 mainly to support the testing of chemical compounds. During the year ended December 31, 2008, we invested $254,000 in internal human resources dedicated to the development of these drugs, and $676,000 mainly to support pre-clinical testing. For the year ended December 31, 2007, we spent $227,000 on internal human resources and $1.1 million mainly on pre-clinical testing. From inception of our programs to develop ST-193, ST-294, and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $5.9 million related to the programs, of which $2.2 million and $3.7 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA’s research and development expenses directly related to the programs. They exclude additional expenditures such as the cost to acquire the programs, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

     The agreements with the USAF and US Army ended in the second quarter of 2008. For the years ended December 31, 2008, and 2007, we spent $102,000, and $1.3 million, respectively, in expenses related to our USAF and US Army Agreements. For the year ended December 31, 2008, we spent $77,000 on internal human resources and $26,000 for external R&D services. During the year ended December 31, 2007, we spent $910,000 on internal human resources and $372,000 for external R&D services. Costs related to our work on the USAF Agreements from September 2005 to date were $3.4 million, of which we spent $1.8 million and $1.6 million on internal human resources and external R&D services, respectively. These resources reflect SIGA’s research and development expenses directly related to these agreements. They exclude additional expenditures such as patent costs and allocation of indirect expenses.

     The majority of our product programs are in the early stage of development. As a result, we cannot make reasonable estimates of the potential cost for most of our programs to be completed or the time it will take to complete the programs. Our lead product, ST-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005, the FDA accepted our IND application for ST-246® and granted it Fast-Track status. In December 2006, the FDA granted Orphan Drug designation to ST-246, for the prevention as well as the treatment of smallpox. We expect that costs to complete the development of ST-246® for adult therapeutic use will approximate $20 million to $25 million, that the development could be completed in 18 months to 36 months, and that a New Drug Application could be filed as the development process is completed. There is a high risk of non-completion of any program, including ST-246, because of the lead time to program completion, scientific issues that may arise and uncertainty of the costs. Net cash inflow from any product developed from our programs is at least one to three years away. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

     The risk of failure to complete any program is high, as each, other than our smallpox program, is in the relatively early stage of development. Products for the biological warfare defense market, such as the ST-246® smallpox anti-viral, could generate revenues in one to three years. We believe the products directed toward this market are on schedule. We expect the future research and development cost of our biological warfare defense programs to increase as potential products enter animal studies and safety testing, including human safety trials. Funds for future development will be partially paid for by NIH contracts and grants, additional government funding and from future financing. If we are unable to obtain additional federal grants and contracts or funding in the required amounts, the development timeline for these products would slow or possibly be suspended. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

     Patent preparation expenses for the years ended December 31, 2009 and 2008 were $734,000 and $582,000, respectively. The increase of $153,000 or 26.2% is mainly related to our efforts to protect our lead drug candidates in expanded geographic territories.

     Patent preparation expenses for the years ended December 31, 2008 and 2007 were $582,000 and $515,000, respectively. The increase of $66,000 or $12.9% is mainly due to additional filings related to our lead drug candidates.

     Total operating loss for the years ended December 31, 2009 and 2008 was $11.9 million and $8.7 million, respectively. The increase of $3.2 million or 36.0% in net operating loss is a result of the continued expansion of SIGA’s R&D and specialized personnel, the increase of $1.1 million in non-cash stock based compensation, and an increase of $1.3 million in general corporate and litigation related legal fees.

     Total operating loss for the years ended December 31, 2008 and 2007 was $8.7 million and $7.5 million, respectively. The increase of $1.2 million or 17% in net operating loss relates mainly to the growth in SIGA’s operations, including the transition to highly specialized R&D workforce, manufacturing of our lead drug candidate for testing, and clinical and pre-clinical testing of our leading programs. Our net operating loss also increased as a result of additional general corporate and litigation related legal fees.

     Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the years ended December 31, 2009, 2008, and 2007, we recorded a loss of $5.7 million, a gain of $43,000, and a gain of $1.4 million, respectively, reflecting changes in the fair market value of warrants and rights to purchase common stock during the respective years. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities.

     Other income for the years ended December 31, 2009, 2008, and 2007, was $1,000, $94,000, and $394,000, respectively. Other income in 2009, 2008, and 2007 represented interest income on our cash and cash equivalents. Interest income declined as a result of lower cash balances and a decline in interest rates.

Liquidity and Capital Resources

     On December 31, 2009, we had $14.5 million in cash and cash equivalents and $5.0 million in short-term investments. During the year ended December 31, 2009, we received net proceeds of $7.4 million from exercises of warrants and options to purchase shares of the Company’s Common stock and net proceeds of $18.6 million, after offering related expenses, from the sale of 2,725,339 shares of common stock at $7.35 per share.

     On September 23, 2009, the Company was awarded a two-year, $1.7 million grant from the NIAID of the NIH, to support the development of broad spectrum, small-molecule inhibitors of bunyaviruses. The grant was awarded under the Recovery Act.

     In September 2009, SIGA received a three-year, $3.0 million Phase II grant from the NIH to fund the continued development of ST-246® treatment of smallpox vaccine-related adverse events.

     Operating activities
     Net cash used in operations during the years ended December 31, 2009, 2008, and 2007 was $8.5 million, $7.2 million and $5.4 million, respectively. The increase in net cash used in operations is mainly due to the use of additional cash to support the growth in SIGA’s operations, including the transition to a highly specialized R&D workforce, funds used to support general corporate and litigation related legal fees, the stability, packaging, and manufacturing of ST-246®, and clinical and pre-clinical testing of our leading programs.

     On December 31, 2009 and 2008, our accounts receivable balance was $2.4 million and $2.0 million, respectively. The increase in our account receivable balances reflects the expanded work performed during November and December of 2009 under our two contracts with the NIAID. Funds outstanding under these contracts were collected during January and February, 2010. Our accounts payable and accrued expenses balance was $4.2 million and $3.0 million on December 31, 2009 and 2008, respectively. The increase of $1.2 million in our accounts payable and accrued expenses balance mainly reflects the expanded work performed under our two contracts with the NIAID in November and December, 2009.

     Investing activities
     Capital expenditures during the years ended December 31, 2009, 2008, and 2007 were approximately $340,000 for each of 2009 and 2008, and $1.2 million in 2007. During the year ended December 31, 2009, we invested $5.0 million in U.S. Treasury bills that mature in April 2010.

     Financing activities
     Cash provided by financing activities was $26.0 million, $3.0 million, and $2.9 million during the years ended December 31, 2009, 2008, and 2007, respectively. During the years ended December 31, 2009 and 2008, we received net proceeds of $7.4 and $3.2 million, respectively, from exercises of options and warrants to purchase common stock.

           In December 2009 we received net proceeds of $18.6 million from the sale of 2,725,339 shares of common stock, par value $0.0001 per share, for $7.35 per share, pursuant to subscription agreements with the investors who participated in the offering.

     Other
     On June 19, 2008, we entered into a letter agreement (the “Letter Agreement”), with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest (“the Investment Commitment”), at SIGA’s discretion, up to $8 million over a one-year period (the “Investment Period”) in exchange for (i) SIGA common stock at per share price equal to the lesser of (A) $3.06 or (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F, exercisable at 115% of the common stock purchase price on such funding date (the “Consideration Warrants”). The Consideration Warrants will be exercisable for up to four years following the issuance of such warrants. M&F has the option, during the Investment Period, to invest in the Company under the same investment terms (the “Investment Option”).

     On April 29, 2009, SIGA and M&F entered into a letter agreement (the "Extension Agreement") extending the Investment Period of the Company’s Letter Agreement with M&F through June 19, 2010 and increasing the number of draws pursuant to the Investment Commitment and the Investment Option to no more than six. On April 30, 2009, we issued M&F 490,196 shares of common stock and 196,078 warrants to acquire common stock in exchange for total proceeds of $1.5 million. The warrants are exercisable until April 30, 2013, for an exercise price of $3.519 per share. On September 17, 2009 the Company issued M&F 326,797 shares of common stock and 130,719 warrants to acquire common stock in exchange for total proceeds of $1.0 million. The warrants are exercisable until September 17, 2013, for an exercise price of $3.519 per share. As of December 31, 2009, $5.5 million of the commitment remains outstanding.

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

     We believe that our existing funds combined with cash flows primarily from continuing government grants and contracts will be sufficient to support our operations for at least the next 12 months. The success of the Company is dependent upon commercializing its research and development programs and the Company’s ability to obtain adequate future financing. If the Company is unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

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

Contractual Obligations, Commercial Commitments and Purchase Obligations

     As of December 31, 2009, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Our obligations under such leases do not extend past December 31, 2011. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year are as follows:

Year ended December 31,	Lease obligations
2010	562,808
2011	573,077
Total	$1,135,885

Off-Balance Sheet Arrangements

     SIGA does not have any off-balance sheet arrangements.

Subsequent Events

     The Company implemented FASB ASC 855 Subsequent Events (“ASC 855”) on June 15, 2009. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events and transactions that occurred after December 31, 2009. During this period, the Company did not have any material recognizable or reportable subsequent events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our investment portfolio includes cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company changed the way certain financial instruments that are settled in the Company's common stock are accounted for.

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

/s/PRICEWATERHOUSECOOPERS LLP

New York, New York
March 09, 2010

SIGA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$14,496,313	$2,321,519
Short term investments	4,999,300	-
Accounts receivable	2,405,861	1,959,608
Deferred transaction costs	-	581,358
Prepaid expenses	1,585,072	1,392,607
Total current assets	23,486,546	6,255,092

Property, plant and equipment, net	1,225,656	1,360,018
Goodwill	898,334	898,334
Other assets	304,751	283,856
Total assets	$25,915,287	$8,797,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,458,013	$1,806,073
Accrued expenses and other	740,333	1,210,496
Deferred revenue	1,570,234	1,302,600
Common stock warrants	3,260,000	-
Total current liabilities	9,028,580	4,319,169

Common stock warrants	6,398,216	2,923,532
Total liabilities	15,426,796	7,242,701

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
43,061,635 and 35,383,720 issued and outstanding at December 31, 2009
and December 31, 2008, respectively)	4,306	3,538
Additional paid-in capital	101,417,677	72,156,614
Accumulated deficit (See Note 2)	(90,933,492)	(70,605,553)
Total stockholders' equity	10,488,491	1,554,599
Total liabilities and stockholders' equity	$25,915,287	$8,797,300

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Revenues
Research and development	$13,811,858	$8,065,618	$6,698,717

Operating expenses
Selling, general and administrative	7,533,167	4,608,089	3,704,058
Research and development	17,423,453	11,612,892	9,942,503
Patent preparation fees	734,165	581,548	515,263
Total operating expenses	25,690,785	16,802,529	14,161,824

Operating loss	(11,878,927)	(8,736,911)	(7,463,107)

Decrease (increase) in fair value of common
stock rights and common stock warrants	(5,740,449)	43,482	1,430,301
Other income (expense), net	1,437	94,052	394,249
Net loss	$(17,617,939)	$(8,599,377)	$(5,638,557)

Weighted average shares outstanding: basic and diluted	37,463,255	34,732,625	33,330,814
Net loss per share: basic and diluted	$(0.47)	$(0.25)	$(0.17)

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at January 1, 2007	32,452,210	$3,245	$63,646,224	$(56,367,619)	$7,281,850

Issuance of common stock upon exercise of stock
options and warrants	1,485,339	149	3,013,841		3,013,990
Stock based compensation			570,922		570,922
Net loss				(5,638,557)	(5,638,557)
Balance at December 31, 2007	33,937,549	$3,394	$67,230,987	$(62,006,176)	$5,228,205
Issuance of common stock upon exercise of stock
options and warrants	1,446,171	144	3,186,220		3,186,364
Stock based compensation			1,041,293		1,041,293
Fair value of warrants issued for financing commitment			422,331		422,331
Fair value of exercised common stock warrants			275,783		275,783
Net loss				(8,599,377)	(8,599,377)
Balance at December 31, 2008	35,383,720	$3,538	$72,156,614	$(70,605,553)	$1,554,599
Issuance of common stock upon exercise of stock
options and warrants	4,952,576	495	7,419,737		7,420,232
Net proceeds from the issuance of 2,725,339 shares					-
of common stock ($7.35 per share)	2,725,339	273	18,565,147		18,565,420
Stock based compensation			2,141,772		2,141,772
Fair value of exercised common stock warrants			1,715,765		1,715,765

Recognition of deferred transaction costs			(581,358)		(581,358)
Cumulative Effect of Accounting Change				(2,710,000)	(2,710,000)
Net loss				(17,617,939)	(17,617,939)
Balance at December 31, 2009	43,061,635	4,306	101,417,677	(90,933,492)	10,488,491

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(17,617,939)	$(8,599,377)	$(5,638,557)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	475,091	459,882	1,083,705
Amortization of intangible assets	-	-	165,243
(Increase) decrease in fair value of rights and warrants	5,740,449	(43,482)	(1,430,301)
Stock based compensation	2,141,772	1,041,293	570,922
Changes in assets and liabilities:
Accounts receivable	(446,253)	(973,119)	(369,457)
Prepaid expenses	(192,465)	(1,262,492)	10,917
Other assets	(20,895)	(22,090)	(15,565)
Deferred revenue	267,634	1,302,600	-
Accounts payable and accrued expenses	1,181,777	898,899	175,260
Net cash used in operating activities	(8,470,829)	(7,197,886)	(5,447,833)
Cash flows from investing activities:
Capital expenditures	(340,729)	(340,222)	(1,243,068)
Purchases of short term investments	(4,999,300)	-	-
Net cash used in investing activities	(5,340,029)	(340,222)	(1,243,068)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	7,420,232	3,186,364	3,013,990
Net proceeds from the sale of 2,725,339 shares
of common stock ($7.35 per share)	18,565,420	-	-
Deferred transaction costs	-	(159,027)	-
Repayment of notes payable	-	-	(130,329)
Net cash provided by financing activities	25,985,652	3,027,337	2,883,661
Net (decrease) increase in cash and cash equivalents	12,174,794	(4,510,771)	(3,807,240)
Cash and cash equivalents at beginning of period	2,321,519	6,832,290	10,639,530
Cash and cash equivalents at end of period	$14,496,313	$2,321,519	$6,832,290

Cash paid for interest on notes payable	$-	$-	$10,192

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

     Management believes that existing funds combined with cash flows primarily from continuing government grants and contracts will be sufficient to support its operations for at least 12 months. The success of the Company is dependent upon commercializing its research and development programs and the Company’s ability to obtain adequate future financing. If the Company is unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

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

Cumulative Effect of Changes in Accounting Principles
     On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). In accordance with ASC 815-40, the cumulative effect of the change in accounting principle recorded by SIGA in connection with certain warrants to acquire shares of the Company’s common stock (see Note 3), was recognized by SIGA as an adjustment to the opening balance of accumulated deficit as summarized in the following table:

	As reported on	As adjusted on	Effect of change in
	December 31, 2008	January 1, 2009	accounting principle
Common stock warrants	$-	$2,710,000	$2,710,000
Accumulated deficit	$(70,605,553)	$(73,315,553)	$(2,710,000)

Cash equivalents and short-term investments
     Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

     Highly liquid investments with maturities greater than 90 days and less than one year are classified as short-term investments. Such investments are generally money market funds, bank certificates of deposit, and U.S. Treasury bills.

     As of December 31, 2009 the Company’s short-term investments consisted of approximately $5.0 million invested in United States Treasury Bills with a maturity date of April 1, 2010. The Company classified this investment as available for sale. As of December 31, 2009 the unrealized gain relating to this investment was immaterial.

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

Property, Plant and Equipment
     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the various asset classes. Estimated lives are 5 years for laboratory equipment; 3 years for computer equipment; 7 years for furniture and fixtures; and the life of the lease for leasehold improvements. Maintenance, repairs and minor replacements are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Balance Sheet and any gain or loss is reflected in the Statement of Operations. For the years ended December 31, 2009 and 2008 accumulated depreciation was $4.5 million and $4.1 million, respectively.

Revenue Recognition
     The Company recognizes revenue from contract research and development and research payments in accordance with FASB ASC 605 Revenue Recognition (“ASC 605”). In accordance with ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue as earned, over the period of effort. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations in which the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

     For the years ended December 31, 2009, 2008, and 2007, revenues from National Institutes of Health (“NIH”) contracts and grants was 100%, 99.5%, and 71%, respectively, of total revenues recognized by the Company.

Accounts Receivable
     Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2009 and 2008, 100% and 92%, respectively, of accounts receivables represented receivables from NIH. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2009, 2008, and 2007, the Company had no allowance for doubtful accounts.

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

     The Company evaluates goodwill for impairment annually, in the fourth quarter of each year. In addition, the Company would test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal matters, liquidity or in the business climate, an adverse action or assessment by a regulator or government organization, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit. Goodwill impairment is determined using a two-step approach in accordance with FASB ASC 350-20 Intangibles - Goodwill and Other – Goodwill. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The Company operates as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value.

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

     The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2009. As of December 31, 2009, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, the Company’s open tax years extend back to 1995. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Financial Statements as of December 31, 2009 and 2008, and for each of the years in the three year period ended December 31, 2009.

Net loss per common share
     The Company computes, presents and discloses earnings per share in accordance with ASC 260 Earnings Per Share (“EPS”) which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares unless the impact of such common shares is anti-dilutive.

     The Company incurred losses for the years ended December 31, 2009, 2008, and 2007, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At December 31, 2009, 2008, and 2007, outstanding options to purchase 6,249,917, 7,696,054, and 8,159,768, shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $9.32 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive. At December 31, 2009, 2008, and 2007, outstanding warrants to purchase 4,301,752, 6,825,567, and 8,262,377, shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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
  Level 1 – Quoted prices for identical instruments in active markets.

  Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

  Level 3 – Instruments where significant value drivers are unobservable to third parties.
     SIGA uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At December 31, 2009 and December 31, 2008, the fair value of such warrants was as follows:

	December 31,	December 31,
	2009	2008
Common stock warrants classified as current liabilities	$3,260,000	$-
Common stock warrants classified as long term liabilities	6,398,216	2,923,532
Total	$9,658,216	$2,923,532

     ASC 820 applies to non-financial assets and non-financial liabilities measured on a nonrecurring basis and was effective January 1, 2009. The adoption of this standard had no impact on the Company in 2009.

     As of December 31, 2009, the Company held approximately $5.0 million in United States Treasury Bills, classified as a Level 1 security. SIGA does not hold any Level 3 securities.

Share-based Compensation
     The Company accounts for its stock-based compensation programs under the provisions of FASB ASC 718 Compensation – Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. ASC 718 requires companies to estimate the fair value of share-based awards on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods in the Company’s consolidated statement of operations.

Segment information
     The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and only has one reportable segment as defined by ASC 280 - Segment Reporting.

Recent accounting pronouncements
     In September 2009, the FASB issued ASU 2009-13, Multiple Element Arrangements (“ASU 2009-13”). ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by us for new arrangements and material modifications to existing arrangements no later than January 1, 2011 with earlier adoption permitted. We are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.

3. Research Agreements

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

     Effective September 1, 2008, the Company was awarded a five-year, $55.0 million contract from the NIAID to support the development of additional formulations and smallpox-related indications for ST-246, the Company’s lead smallpox drug candidate.

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

4. Stockholders’ Equity

     On December 31, 2009, the Company's authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2009 Financing
     On December 9, 2009, the Company entered into Subscription Agreements for the sale of 2,725,339 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $7.35 per share. Net proceeds to the Company were approximately $18.6 million.

2008 Financing
     On June 19, 2008, SIGA entered into a letter agreement (the “Letter Agreement”), with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest (the “Investment Commitment”), at SIGA’s discretion, up to $8 million over a one-year period (the “Investment Period”) in exchange for (i) SIGA common stock at per share price equal to the lesser of (A) $3.06 or (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F, exercisable at 115% of the common stock purchase price on such funding date (the “Consideration Warrants”). The Consideration Warrants will be exercisable for up to 4 years following the issuance of such warrants. M&F has the option, during the Investment Period, to invest in the Company under the same investment terms (the “Investment Option”).

     On April 29, 2009, SIGA and M&F entered into a letter agreement (the “Extension Agreement”) extending the Investment Period of the Company’s Letter Agreement with M&F through June 19, 2010 and increasing the number of draws pursuant to the Investment Commitment and the Investment Option to no more than six. On April 30, 2009 the Company issued M&F 490,196 shares of common stock and 196,078 warrants to acquire common stock in exchange for total proceeds of $1.5 million. The warrants are exercisable until April 30, 2013, for an exercise price of $3.519 per share. On September 17, 2009 the Company issued M&F 326,797 shares of common stock and 130,719 warrants to acquire common stock in exchange for total proceeds of $1.0 million. The warrants are exercisable until September 17, 2013, for an exercise price of $3.519 per share. As of December 31, 2009, $5.5 million of the commitment remains outstanding.

     In addition and in consideration for the commitment of M&F, on June 19, 2008, M&F received warrants to purchase 238,000 shares of SIGA common stock, exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants are exercisable until June 19, 2012. The Company initially recorded all costs related to the Letter Agreement, including the fair value of the Commitment Warrants, as deferred transaction costs. Upon the issuance of common stock and warrants to purchase shares of common stock on April 30, 2009, the Company recorded a reduction in its additional paid-in capital for the effect of the related transaction costs.

     On January 1, 2009, the Company adopted ASC 815. In accordance with the provisions ASC 815, the warrants issuable to M&F under the Letter Agreement, which if issued, could be exercised either by payment of cash or cashless exercise, would no longer be considered “indexed to the Company’s own stock” and therefore would be subject to the scope of ASC 815. As a result, such warrants meet the definition of a derivative and must be recorded on the Company's balance sheet. The Company applied the Black-Scholes model to calculate the fair value of the respective derivative instruments using the Monte Carlo simulation to estimate the price of the Company’s common stock on the derivative’s expiration date. The expected volatility was estimated using the Company’s historical volatility. On January 1, 2009, the Company recorded the fair value of the warrants, or $2.7 million, as an adjustment to the opening balance of accumulated deficit. The Company recorded a loss of $2.3 million, or $.05 per share, for the year ended December 31, 2009 representing the increase in the fair value of the warrants from January 1, 2009 through December 31, 2009.

     The following table summarizes the changes in the warrant liability:

Balance on December 31, 2008	$-
Cumulative effect of the change in accounting principle recorded on January 1, 2009	2,710,000
The fair value of warrants issued to M&F in the fiscal year 2009	(1,715,765)
Increase in the fair value of the common stock warrants	2,265,765
Balance on December 31, 2009	$3,260,000

2006 and 2005 Placements
     In 2006 and 2005 the Company sold shares of SIGA common stock and warrants to purchase shares of common stock. As of December 31, 2009, 1,000,000 warrants issued in 2006 with an initial exercise price of $4.99 per share and 579,192 warrants issued in 2005 with an initial exercise price of $1.18 per share were outstanding. These warrants may be exercised through and including the seventh anniversary of their respective closing date.

     The Company accounted for the transactions under the provisions of ASC 815 which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. ASC 815 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At December 31, 2009, the fair market value of the warrants issued in 2006 and 2005 was $3.6 million and $2.8 million, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the year ended December 31, 2009, SIGA recorded a loss of $3.4 million as a result of a net increase in the 2005 and 2006 placement warrants’ fair value.

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

     For the years ended December 31, 2009, 2008, and 2007 the Company recorded compensation expense of $2.1 million, $1.0 million, and $571,000 respectively, related to stock options. The total fair value of options vested during each year was $1.4 million, $595,000, and $315,000 for 2009, 2008, and 2007, respectively. The total compensation cost not yet recognized related to non-vested awards at December 31, 2009 is $1.9 million. The weighted average period over which total compensation cost is expected to be recognized is 1.67 years.

     SIGA calculated the fair value of options awarded during the three years ended December 31, 2009, 2008, and 2007 using the Black-Scholes model with the following weighted average assumptions:

Weighted Average Assumptions	2009	2008	2007
Expected volatility	81.40%	68.50%	66.00%
Dividend Yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.21%	2.79%	4.61% - 4.83%
Expected holding period	5 Yrs	5 Yrs	5 Yrs

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

     Stock options activity under the Plan is summarized as follows:

Options outstanding at January 1, 2007	7,546,145	2.07
Granted	935,000	3.17
Forfeited	(92,086)	2.29
Expired	(50,393)	5.04
Exercised	(368,898)	1.71
Options outstanding at December 31, 2007	7,969,768	$2.28
Granted	900,000	2.93
Forfeited	(26,167)	3.20
Expired	(190,834)	4.34
Exercised	(1,146,713)	2.45
Options outstanding at December 31, 2008	7,506,054	$2.28
Granted	568,500	6.48
Forfeited	(290,001)	3.25
Expired	-	-
Exercised	(1,659,636)	1.76
Options outstanding at December 31, 2009	6,124,917	$2.76

     As of December 31, 2009, options awarded outside of the plan included 125,000 options granted in May 2000 to the Company’s Chief Scientific Officer, with an exercise price of $2.00 per share. These options expire on June 16, 2010. 65,000 options that were awarded outside of the plan to a consultant in July 2000, were exercised in 2009 for total proceeds of $107,000 to the Company.

		Weighted
		Average
	Number of	Intrinsic Value
	Shares	($)
Nonvested options at December 31, 2008	1,452,291	0.41
Nonvested options at December 31, 2009	1,180,165	2.22
Options vested during 2009	340,627	2.88
Options available for future grant at December 31, 2009	584,464
Weighted average fair value of options granted during 2009	$4.29
Weighted average fair value of options granted during 2008	$1.72
Weighted average fair value of options granted during 2007	$1.87
Weighted average fair value of options forfeited during 2009	$3.25
Weighted average fair value of options forfeited during 2008	$1.70
Weighted average fair value of options forfeited during 2007	$1.33
Total intrinsic value of options exercised during 2009	$6,959,180
Total intrinsic value of options exercised during 2008	$937,630
Total intrinsic value of options exercised during 2007	$506,000

     The following table summarizes information about options outstanding at December 31, 2009:

	Number of	Weighted		Number Fully	Number of
	Options	Average		Vested &	Options	Weighted	Aggregate
Range of	Outstanding at	Remaining	Weighted	Exercisable at	Expected to Vest	Average	Intrinsic Value at
Exercise	December 31,	Contractual	Average Exercise	December 31,	at December 31,	Exercise	December 31,
Price($)	2009	Life (Years)	Price ($)	2009	2009	Price ($)	2009
0.94 - 1.85	1,298,750	4.59	1.36	1,298,750	-	1.36	$5,764,740
2.00 - 2.73	3,181,000	2.75	2.47	2,747,667	414,894	2.47	9,146,952
3.10 - 5.95	1,311,667	7.84	3.66	788,336	501,063	3.74	1,635,577
6.10 - 9.32	333,500	9.52	7.35	110,000	213,990	6.17	-
	6,124,917			4,944,753	1,129,947		$16,547,269

     On December 31, 2009 and 2008, 500,000 and 600,000 of the Company’s outstanding options, respectively, were subject to specific performance conditions which included revenue thresholds and regulatory approval of our lead drug candidate. None of these options were vested on December 31, 2009.

     The following tables summarize information about warrants outstanding at December 31, 2009:

		Weighted Average
	Number of Warrants	Exercise Price
Outstanding at January 1, 2007	9,441,915	$2.52
Granted	-	-
Exercised	(1,179,538)	2.26
Canceled / Expired	-	-
Outstanding at December 31, 2007	8,262,377	$2.55
Granted	238,000	3.06
Exercised	(595,624)	2.62
Canceled / Expired	(1,079,186)	3.34
Outstanding at December 31, 2008	6,825,567	$2.44
Granted	326,797	3.52
Exercised	(2,850,612)	1.87
Canceled / Expired	-	-
Outstanding at December 31, 2009	4,301,752	$2.59

Number of
Warrants	Exercise Price
Outstanding	$
2,469,554	1.18 - 1.90
564,797	3.06 - 3.52
1,267,401	4.99
4,301,752

     In November 2009, a holder exercised warrants to acquire 1,824,412 shares of the Company’s common stock that were settled in a cashless transaction in exchange for 1,379,747 shares of SIGA common stock. This exercise is included in the summary above.

6. Related Parties

     On June 19, 2008, SIGA entered into a Letter Agreement with M&F, a related party investor, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million over a one-year period in exchange for (i) SIGA common stock, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by the Investor. M&F has the option, during the Investment Period, to invest in the Company under the same investment terms (see Note 4).

     On December 1, 2009 the Company entered into an Office Service Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. The agreement is cancelable upon 60 days notice by SIGA or the affiliate.

     Additionally, a member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2009, 2008, and 2007, the Company incurred costs of $1.8 million, $1.0 million, and $409,000, respectively, related to services provided by the outside counsel. On December 31, 2009, the Company’s outstanding payables included $612,000 payable to the outside counsel.

7. Property, Plant and Equipment

     Property, plant and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Laboratory equipment	$2,301,312	$2,104,673
Leasehold improvements	2,868,849	2,868,848
Computer equipment	229,209	136,540
Furniture and fixtures	310,898	310,899
	5,710,268	5,420,960
Less - accumulated depreciation	(4,484,612)	(4,060,942)
Property, plant and equipment, net	$1,225,656	$1,360,018

8. Accrued Expenses and Other

     Accrued expenses and other consisted of the following at December 31, 2009 and 2008:

	2009	2008
Vacation	$159,591	$158,000
Bonuses	194,700	292,000
Legal	55,000	360,000
Other	331,042	400,496

Total Accrued Expenses and Other	$740,333	$1,210,496

9. Income Taxes

     The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $52.0 million at December 31, 2009 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin expiring in 2010 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards is subject to limitation. The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses and differences in the treatment of intangible assets, result in a noncurrent deferred tax asset at December 31, 2009 and 2008 of approximately $28.3 and $24.5 million, respectively. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

     At December 31, 2009 and 2008, the Company’s deferred tax assets (in thousands) are comprised of the following:

	2009	2008
Net Operating Losses	20,286	17,271
Deferred Research and Development Costs	6,613	5,607
Amortization of Acquired Assets	571	683
Stock Based Compensation	-	-
Depreciation of Property Plant and Equipment	866	984
Total Deferred Tax Asset	28,336	24,545
Valuation Allowance	(28,336)	(24,545)
Net Deferred Tax Assets	$-	$-

     Following is a summary of changes in our valuation allowance for deferred tax assets as of and for the years ended December 31, 2009, 2008, and 2007 (in thousands):

		Additions Charged
	Balance at	to Costs and		Balance at End of
December 31,	Beginning of Year	Expenses	Deductions	Year
2009	$24,545	$3,903	$112	$28,336
2008	$21,621	$3,020	$96	$24,545
2007	$19,057	$2,603	$39	$21,621

     For the years ended December 31, 2009 and 2008, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

     The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 34% as follows:

	2009	2008
Statutory federal income tax rate	-34.00%	-34.00%
State tax benefit, net of federal taxes	-2.77%	-4.84%
Other	15.21%	3.95%
Valuation allowance on deferred tax assets	21.56%	34.89%
Effective tax rate	0.00%	0.00%

10. Commitments and Contingencies

Operating lease commitments
     As of December 31, 2009, our purchase obligations are not material. The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year and future minimum payments under notes payable are as follows:

Year ended December 31,	Lease obligations
2010	562,808
2011	573,077
Total	$1,135,885

Other
     In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery, captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asks the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to us during the negotiation process. In January 2008, the Court of Chancery denied our motion to dismiss the original complaint and discovery proceeded. In May 2009, PharmAthene amended its complaint with respect to its claim for breach of an obligation to negotiate in good faith, and we filed our answer to the amended complaint and counterclaim denying the new claim and asserting defenses.

     PharmAthene has submitted an expert report asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. We also continue to believe that we have meritorious defenses to the claims. No trial date has been set. It is not currently possible to estimate a range of loss, if any.

     From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no other dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

11. Financial Information By Quarter (Unaudited) (in thousands, except for per share data)

2009 For The Quarter Ended	March 31,	June 30,	September 30,	December 31,	Total
Revenues	$1,926	$4,009	$3,922	$3,955	$13,812
Selling, general & administrative	$2,060	$1,802	$1,522	$2,149	$7,533
Research and development	$2,697	$4,713	$4,828	$5,185	$17,423
Patent preparation fees	$109	$84	$191	$350	$734
Operating loss	$(2,940)	$(2,590)	$(2,619)	$(3,730)	$(11,879)
Net income (loss)	$(6,885)	$(10,353)	$(1,429)	$1,049	$(17,618)
Net loss per share: basic and diluted	$(0.19)	$(0.28)	$(0.04)	$0.02	$(0.47)
Market price range for common stock
High	$5.86	$8.88	$8.63	$10.09	$10.09
Low	$3.15	$4.73	$6.25	$4.83	$3.15

2008 For The Quarter Ended	March 31,	June 30,	September 30,	December 31,	Total
Revenues	$1,983	$1,732	$1,863	$2,488	$8,066
Selling, general & administrative	$1,005	$1,165	$945	$1,493	$4,608
Research and development	$2,836	$2,500	$2,853	$3,424	$11,613
Patent preparation fees	$130	$134	$198	$120	$582
Operating loss	$(1,988)	$(2,067)	$(2,134)	$(2,548)	$(8,737)
Net income (loss)	$(858)	$(3,141)	$(3,029)	$(1,571)	$(8,599)
Net loss per share: basic and diluted	$(0.03)	$(0.09)	$(0.09)	$(0.04)	$(0.25)
Market price range for common stock
High	$3.06	$3.80	$4.00	$3.57	$4.00
Low	$1.93	$2.18	$2.36	$2.19	$1.93

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

     Disclosure Controls and Procedures
     We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of December 31, 2009, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive office and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

     The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

     Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

     Information required by this item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 11. Executive Compensation

     Information required by this item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required by this item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Shareholders.

     Equity Compensation Plan Information
     The following table sets forth certain compensation plan information with respect to both equity compensation plans approved by security holders and equity compensation plans not approved by security holders as of December 31, 2009:

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders (1)	6,124,917	$2.76	584,464

Equity compensation plans not
approved by security holders	125,000	$2.00	-

Total	6,249,917	$2.74	584,464
____________________

(1)	SIGA Technologies, Inc., Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan.

     As of December 31, 2009, options awarded outside of the Company’s equity compensation plan included 125,000 options awarded to an employee. In May 2000, the Company awarded its Chief Scientific Officer options to acquire 125,000 shares of the Company’s common stock at an exercise price of $2.00 per share. In July 2000, the Company entered into an agreement with a consultant to serve as the Company’s public relations agent and awarded the consultant options to acquire 65,000 shares of the Company’s common stock. All of the 65,000 consultant options were exercised in 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Information required by this item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

     Information required by this item is incorporated by reference from our Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2). Financial Statements and Financial Statements Schedule.

     See Index to Financial Statements under Item 8 in Part II hereof where these documents are listed.

(a) (3). Exhibits.

     The following is a list of exhibits:

Exhibit
No.	Description
3(a)	Restated Articles of Incorporation of the Company (incorporated by reference to the Form S-3 Registration Statement of the Company dated May 10, 2000 (No. 333-36682)).

3(b)	Form of Certificate of Amendment of the Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to the Proxy Statement on Schedule 14A of the Company dated June 15, 2007).

3(c)	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2008), as amended by the Amendment to the Bylaws of the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed March 12, 2009).

4(a)	Form of Common Stock Certificate (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(b)	Warrant Agreement dated as of September 15, 1996 between the Company and Vincent A. Fischetti (1) (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(c)	Warrant Agreement dated as of November 18, 1996 between the Company and David de Weese (1) (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(d)	Warrant Agreement between the Company and Stefan Capital, dated September 9, 1999 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1999).

4(e)	Registration Rights Agreement, dated as of May 23, 2003, between the Company and Plexus Vaccine Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 9, 2003).

4(f)	Registration Rights Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 18, 2003).

4(g)	Form of Warrant to purchase shares of common stock of the Company, issued to MacAndrews & Forbes, LLC on June 19, 2008 (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 23, 2008).

10(a)	License and Research Support Agreement between the Company and The Rockefeller University, dated as of January 31, 1996; and Amendment to License and Research Support Agreement between the Company and The Rockefeller University, dated as of October 1, 1996(2) (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(b)	Research Agreement between the Company and Emory University, dated as of January 31, 1996(2) (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(c)	Research Support Agreement between the Company and Oregon State University, dated as of January 31, 1996(2) (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(d)	Letter Agreement dated as of March 5, 1999 to continue the Research Support Agreement (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1999).

10(e)	Option Agreement between the Company and Oregon State University, dated as of November 30, 1999 and related Amendments to the Agreement (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1999).

10(f)	Clinical Trials Agreement between the Company and National Institute of Allergy and Infectious Diseases, dated as of July 1, 1997 (incorporated by reference to Amendment No. 1 to the Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(g)	Research Agreement between the Company and The Research Foundation of State University of New York, dated as of July 1, 1997(2) (incorporated by reference to Amendment No. 1 to the Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(h)	Collaborative Research and License Agreement between the Company and Wyeth, dated as of July 1, 1997(2) (incorporated by reference to Amendment No. 3 to the Form SB-2 Registration Statement of the Company dated September 2, 1997 (No. 333-23037)).

10(i)	Research Collaboration and License Agreement between the Company and The Washington University, dated as of February 6, 1998 (2) (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1997).

10(j)	Settlement Agreement and Mutual Release between the Company and The Washington University, dated as of February 17, 2000 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1999).

10(k)	Technology Transfer Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1997).

10(l)	Option Agreement between the Company and Ross Products Division of Abbott Laboratories, dated February 28, 2000 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1999).

10(m)	Agreement between the Company and Oregon State University for the Company to provide contract research services to the University dated September 24, 2000 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2000).

10(n)	License and Research Agreements between the Company and the Regents of the University of California dated December 6, 2000 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2000).

10(o)	Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan dated August 15, 2001 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2001), as amended (as set forth in the Current Report on Form 8-K of the Company filed on May 27, 2005).

10(p)	Research and License Agreement between the Company and TransTech Pharma, Inc. dated October 1, 2002 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002).

10(q)	Contract between the Company and the Department of the United States Army dated December 12, 2002 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002).

10(r)	Contract between the Company and Four Star Group dated February 5, 2003 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002).

10(s)	Securities Purchase Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 18, 2003).

10(t)	Letter Agreement dated October 8, 2003 among the Company, MacAndrews & Forbes Holdings Inc. and TransTech Pharma, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 18, 2003).

10(u)	Non-Employee Director Compensation Summary Sheet (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the quarter ending March 31, 2005).

10(v)	Director Compensation Program, effective April 21, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 26, 2005).

10(w)	Service Agreement, dated as of April 27, 2005, between the Company and TransTech Pharma, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 3, 2005).

10(x)	Master Security Agreement, dated as of April 29, 2005, between General Electric Capital Corporation and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 3, 2005).

10(y)	Agreement, dated as of September 14, 2005, between Saint Louis University and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 20, 2005).

10(z)	Agreement, dated as of September 22, 2005, between the United States Army Medical Research and Material Command and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 27, 2005).

10(aa)	Securities Purchase Agreement, dated as of November 2, 2005, between Iroquois Master Fund Ltd., Cranshire Capital, L.P., Omicron Master Trust, Smithfield Fiduciary LLC and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 4, 2005).

10(bb)	Exclusive Finder’s Agreement, dated as of November 1, 2005, between the Shemano Group, Inc. and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 4, 2005).

10(cc)	Bridge Note Purchase Agreement, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 22, 2006).

10(dd)	Security Agreement, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 22, 2006).

10(ee)	Voting Agreement, dated as of June 8, 2006, among the Company, TransTech Pharma, Inc., MacAndrews & Forbes, Inc., Howard Gittis, Donald G. Drapkin, James J. Antal, Thomas E. Constance, Mehmet C. Oz, Eric A. Rose and Paul G. Savas (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 13, 2006).

10(ff)	Agreement and Plan of Merger, dated as of June 8, 2006, among the Company, SIGA Acquisition Corp. and PharmAthene, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 13, 2006).

10(gg)	8% Note, dated as of June 19, 2006, between the Company and PharmAthene, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 20, 2006).

10(hh)	Agreement, dated as of September 29, 2006, between SIGA Technologies, Inc. and the National Institute of Allergy and Infectious Diseases of the National Institutes for Health (incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ending September 30, 2006).

10(ii)	Securities Purchase Agreement, dated as of October 18, 2006, between the Company, Iroquois Master Fund Ltd., Cranshire Capital, L.P., Omicron Master Trust, Rockmore Investment Master Fund, Ltd., and Smithfield Fiduciary LLC (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 20, 2006).

10(jj)	Amended and Restated Employment Agreement, dated as of January 22, 2007, between the Company and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 22, 2007).

10(kk)	Letter Agreement, dated as of June 19, 2008, between the Company and MacAndrews & Forbes, LLC (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 23, 2008).

10(ll)	Contract, dated September 1, 2008, between the Company and the National Institutes of Health, DHHS (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the quarter ending September 30, 2008).

10(mm)	Modification of Contract, dated September 17, 2008, between the Company and the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the quarter ending September 30, 2008).

10(nn)	Employment Agreement, dated as of January 31, 2007, between the Company and Eric A. Rose (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 31, 2007), as amended and restated (as set forth in the Current Report on Form 8-K of the Company filed on November 17, 2008).

10(oo)	Employment Agreement, dated January 22, 2007, between the Company and Ayelet Dugary (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 12, 2009).

10(pp)	Amendment to Employment Agreement, dated March 11, 2009, between the Company and Ayelet Dugary (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 12, 2009).

10(qq)	Letter Agreement, dated as of April 29, 2009, between the Company and Ayelet Dugary (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 30, 2009).

10(rr)	Amendment to Employment Agreement, dated March 11, 2009, between the Company and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 12, 2009).

10(ss)	Extension Letter Agreement, dated April 29, 2009, between MacAndrews & Forbes LLC and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 30, 2009).

10(tt)	Form of Consideration Warrants (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 30, 2009).

10(uu)	Form of Subscription Agreement (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 10, 2009).

14	The Company’s Code of Ethics and Business Conduct (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
____________________

(1)	These agreements were entered into prior to the reverse split of the Company’s common stock and, therefore, do not reflect such reverse split.

(2)	Confidential information is omitted and identified by an * and filed separately with the SEC with a request for Confidential Treatment.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date: March 10, 2010	By:	/s/ Eric A. Rose
Eric A. Rose, M.D.
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Eric A. Rose, M.D.	Chief Executive Officer and	March 10, 2010
Eric A. Rose, M.D.	Chairman of the Board
(Principal Executive Officer)

/s/ Ayelet Dugary	Chief Financial Officer	March 10, 2010
Ayelet Dugary	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Steven L. Fasman	Director	March 10, 2010
Steven L. Fasman

/s/ James J. Antal	Director	March 10, 2010
James J. Antal

/s/ Thomas E. Constance	Director	March 10, 2010
Thomas E. Constance

/s/ Scott Hammer, M.D.	Director	March 10, 2010
Scott Hammer, M.D.

/s/ Paul G. Savas	Director	March 10, 2010
Paul G. Savas

/s/ Michael Weiner, M.D.	Director	March 10, 2010
Michael Weiner, M.D.

/s/ Michael J. Bayer	Director	March 10, 2010
Michael J. Bayer

/s/ Bruce Slovin	Director	March 10, 2010
Bruce Slovin

/s/ Joseph Marshall	Director	March 10, 2010
Joseph Marshall