Form 10-Q
period 2010-03-31
SIGA TECHNOLOGIES INC
filed 2010-05-04
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010
OR

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File No. 0-23047
____________________________

SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of	(I.R.S. Employer Identification. No.)
incorporation or organization)

35 East 62nd Street	10065
New York, NY	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 672-9100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 21, 2010 the registrant had 43,587,993 shares of common stock outstanding.

SIGA Technologies, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$8,508,027	$14,496,313
Short term investments	8,749,925	4,999,300
Accounts receivable	3,308,935	2,405,861
Prepaid expenses	608,450	1,585,072
Other current assets	63,996	-
Total current assets	21,239,333	23,486,546

Property, plant and equipment, net	1,265,531	1,225,656
Goodwill	898,334	898,334
Other assets	312,252	304,751
Total assets	$23,715,450	$25,915,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,963,926	$3,458,013
Accrued expenses and other	623,722	740,333
Deferred revenue	662,211	1,570,234
Common stock warrants	3,640,000	3,260,000
Total current liabilities	8,889,859	9,028,580

Common stock warrants	7,386,732	6,398,216
Total liabilities	16,276,591	15,426,796

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
43,573,727 and 43,061,635 issued and outstanding at March 31, 2010,
and December 31, 2009, respectively)	4,357	4,306
Additional paid-in capital	102,776,129	101,417,677
Accumulated other comprehensive income	1,323	-
Accumulated deficit (See Note 2)	(95,342,950)	(90,933,492)
Total stockholders' equity	7,438,859	10,488,491
Total liabilities and stockholders' equity	$23,715,450	$25,915,287

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Research and development	$5,075,211	$1,925,777

Operating expenses
Selling, general and administrative	1,968,791	2,059,031
Research and development	5,827,023	2,697,382
Patent preparation fees	320,339	109,130
Total operating expenses	8,116,153	4,865,543

Operating loss	(3,040,942)	(2,939,766)

Increase in fair value of common
stock rights and common stock warrants	(1,368,516)	(3,944,735)
Net loss	$(4,409,458)	$(6,884,501)

Unrealized gain (loss) on securities	1,323	-
Comprehensive loss	$(4,408,135)	$(6,884,501)

Weighted average shares outstanding: basic and diluted	43,196,362	35,838,346
Net loss per share: basic and diluted	$(0.10)	$(0.19)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,409,458)	$(6,884,501)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	128,439	112,822
Increase in fair value of rights and warrants	1,368,516	3,944,735
Stock based compensation	244,662	384,766
Changes in assets and liabilities:
Accounts receivable	(903,074)	712,336
Prepaid expenses	976,622	(184,943)
Other current assets	(63,996)	-
Other assets	(7,501)	(7,037)
Deferred revenue	(908,023)	35,360
Accounts payable and accrued expenses	389,302	(165,497)
Net cash used in operating activities	(3,184,511)	(2,051,959)
Cash flows from investing activities:
Capital expenditures	(168,314)	-
Purchases of short term investments	(3,749,302)	-
Net cash used in investing activities	(3,917,616)	-
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,113,841	1,294,100
Net cash provided by financing activities	1,113,841	1,294,100
Net (decrease) increase in cash and cash equivalents	(5,988,286)	(757,859)
Cash and cash equivalents at beginning of period	14,496,313	2,321,519
Cash and cash equivalents at end of period	$8,508,027	$1,563,660

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
Notes to the March 31, 2010 and 2009 Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a bio-defense company mainly engaged in the discovery, development and commercialization of products for use in defense against biological warfare agents such as smallpox and arenaviruses. The Company’s anti-viral programs are designed to prevent or limit the replication of viral pathogens.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2009, included in the 2009 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2009 Annual Report on Form 10-K filed on March 10, 2010. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2009 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management’s plans with regard to these matters include continued development of its products as well as seeking additional capital through a combination of commercial opportunities, collaborative agreements, strategic alliances, research grants, and future equity and debt financing. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient future financing on commercially reasonable terms or that the Company will be able to secure funding from anticipated government contracts and grants. Management believes that existing funds combined with cash flows primarily from continuing government grants and contracts will be sufficient to support its operations for at least the next twelve months. The success of the Company is dependent upon commercializing its research and development programs and the Company’s ability to obtain adequate future funding. If the Company is unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

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

Reclassifications
Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity as previously reported.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and highly liquid investments with original maturities of 90 days or less.

Highly liquid investments with maturities greater than 90 days and less than one year are classified as short-term investments. Such investments are generally money market funds, bank certificates of deposit, and U.S. Treasury bills.

As of March 31, 2010 the Company’s short-term investments consisted of approximately $5.0 million and $3.75 million invested in U.S. Treasury bills with maturity dates of April 1, 2010 and April 8, 2010, respectively. The Company classified these investments as available for sale. As of March 31, 2010 the unrealized gain relating to this investment was $1,323.

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

For the three months ended March 31, 2010 and 2009, revenues from National Institutes of Health (“NIH”) contracts and grants were 98% and 100%, respectively, of total revenues recognized by the Company.

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

The Company incurred losses for the three months ended March 31, 2010 and 2009. As a result, certain equity instruments are excluded from the calculation of diluted loss per share. At March 31, 2010 and 2009, outstanding options to purchase 5,766,352 and 7,176,346 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $9.32 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive. At March 31, 2010 and 2009, outstanding warrants to purchase 4,239,752 and 6,424,867 shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as liabilities under the provisions of FASB ASC 815, Derivatives and Hedging (“ASC 815”), are recorded at their fair market value as of each reporting period.

The Company applies FASB ASC 820, Fair value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis.

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
SIGA uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. SIGA utilizes the Black-Scholes model to value the warrants and inputs include the closing price of SIGA’s common stock at March 31, 2010, the remaining life of the warrant, the weighted average stock price volatility of SIGA and comparable companies, and the risk free market rate. At March 31, 2010 and December 31, 2009, the fair value of such warrants was as follows:

	March 31,	December 31,
	2010	2009
Common stock warrants classified as current liabilities	$3,640,000	$3,260,000
Common stock warrants classified as long term liabilities	$7,386,732	6,398,216
Total	$11,026,732	$9,658,216

ASC 820-10 applies to non-financial assets and non-financial liabilities measured on a nonrecurring basis and was effective January 1, 2009. The adoption of this standard had no impact on the Company.

As of March 31, 2010, the Company held approximately $8.75 million in U. S. Treasury bills, classified as a Level 1 security. SIGA does not hold any Level 3 securities and there were no transfers between Level 1, 2, or 3 during each of the three month periods ended March 31, 2010, and 2009.

Recent Accounting Pronouncements
In January 2010, FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted some of the requirements of the standard update, however, the Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (FASB ASU 09-13), “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” FASB ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. We adopted the provisions of the update on January 1, 2010. The adoption did not have an impact on our consolidated financial statements.

3. Stockholders’ Equity

On March 31, 2010, the Company's authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2009 Financing
On December 9, 2009, the Company sold 2,725,339 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $7.35 per share. Net proceeds to the Company were approximately $18.6 million.

2008 Financing
On June 19, 2008, SIGA entered into a letter agreement (the “Letter Agreement”) with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million in exchange for (i) SIGA common stock at a per share price equal to the lesser of (A) $3.06 and (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. On April 29, 2009, SIGA and M&F agreed to extend the Letter Agreement through June 19, 2010. M&F has the option, during the term of the Letter Agreement, to invest in the Company under the same investment terms. As of March 31, 2010, $5.5 million of the commitment remains outstanding.

The Company follows the provisions of ASC 815. The warrants issuable to M&F under the Letter Agreement, which if issued, could be exercised either by payment of cash or cashless exercise, would no longer be considered "indexed to the Company's own stock” and therefore would be subject to the scope of ASC 815. As a result, such warrants meet the definition of a derivative and must be recorded on the Company's balance sheet. The Company applied the Black-Scholes model to calculate the fair value of the respective derivative instruments using the Monte Carlo simulation to estimate the price of the Company’s common stock on the derivative’s expiration date. The expected volatility was estimated using the Company’s historical volatility. The Company recorded a loss of $380,000, or $.01 per share, for the three months ended March 31, 2010 representing the increase in the fair value of the warrants from January 1, 2010 through March 31, 2010.

2006 and 2005 Placements
In 2006 and 2005 the Company sold shares of its common stock and warrants to purchase shares of common stock. As of March 31, 2010, 1,000,000 warrants issued in 2006 with an initial exercise price of $4.99 per share and 579,192 warrants issued in 2005 with an initial exercise price of $1.18 per share were outstanding. These warrants may be exercised through and including the seventh anniversary of their respective issuance date.

The Company accounted for the transactions under the provisions of ASC 815 which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. ASC 815 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At March 31, 2010, the fair market value of the warrants issued in 2006 and 2005 was $4.2 million and $3.2 million, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the three months ended March 31, 2010, SIGA recorded a loss of $1.0 million as a result of a net increase in the 2005 and 2006 placement warrants’ fair value.

4. Research Agreements

In February 2010, the Company was awarded a $2.8 million contract with options for up to $9.9 million from the Department of Defense's Transformational Medical Technologies Initiative (TMTI) through the Defense Threat Reduction Agency (DTRA) to support the pre-clinical development and Investigation New Drug (IND) filing of a broad spectrum antiviral drug candidate.

5. Related Parties

On June 19, 2008, SIGA entered into a Letter Agreement with M&F, a related party, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million. M&F has the option, during the term of the Letter Agreement, to invest in the Company under the investment terms outlined in the Letter Agreement (See Note 3).

On December 1, 2009 the Company entered into an Office Service Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. The agreement is cancelable upon 60 days notice by SIGA or the affiliate.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended March 31, 2010 and 2009, the Company incurred costs of $822,000, and $1.1 million respectively, related to services provided by the outside counsel. On March 31, 2010, the Company’s outstanding payables included $1.3 million payable to the outside counsel.

6. Stock Compensation Plans

In January 1996, the Company implemented its 1996 Incentive and Non-Qualified Stock Option Plan (the “Plan”). The Plan, as amended, provides for the granting of up to 11,000,000 shares of the Company’s common stock to employees, consultants and outside directors of the Company. The exercise period for options granted under the Plan, except those granted to outside directors, is determined by a committee of the Board of Directors. Stock options granted to outside directors pursuant to the Plan must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

For the three months ended March 31, 2010 and 2009, the Company recorded compensation expense of approximately $245,000 and $385,000 respectively, related to employees and directors stock options. The total fair value of options vested during the three months ended March 31, 2010 and 2009, was $99,035 and $88,736, respectively. The total compensation cost not yet recognized related to non-vested awards at March 31, 2010, is $1.7 million. The weighted average period over which total compensation cost is expected to be recognized is 1.45 years.

7. Commitments and Contingencies

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against the Company in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asks the Court to order the Company to enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that the Company is obliged to execute such a license agreement, and award damages resulting from the Company’s supposed breach of that obligation. PharmAthene also alleges that the Company breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to the Company during the negotiation process. In January 2008, the Court of Chancery denied the Company’s motion to dismiss the original complaint, and discovery proceeded. In May 2009, PharmAthene amended its complaint with respect to its claim for breach of an obligation to negotiate in good faith, and the Company filed its answer to the amended complaint and counterclaim denying the new claim and asserting defenses.

PharmAthene has submitted expert reports asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. The Company believes that the expert’s damages analyses are flawed and methodologically unsound. The Company also continues to believe that it has meritorious defenses to the claims. The Company filed a partial summary judgment motion on March 19, 2010, regarding certain aspects to PharmAthene’s claims and damages assessments, which is currently being briefed. No trial date has been set. It is not currently possible to estimate a range of loss, if any.

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

Overview

     Since we were incorporated on December 28, 1995, SIGA has pursued the research, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as smallpox and arenaviruses. Our lead product, ST-246®, is an orally administered antiviral drug that targets orthopox viruses. In December 2006, the Food and Drug Administration (“FDA”) granted Orphan Drug designation to ST-246 for the prevention and treatment of smallpox. In May 2009, we submitted a response to a Request for Proposal (“RFP”) issued by the U.S. Biomedical Research and Development Agency (“BARDA”) with respect to the purchase of 1.7 million courses of a smallpox antiviral (the “BARDA Smallpox RFP”), and, in June 2009, BARDA informed us that our response to the BARDA Smallpox RFP was deemed technically acceptable and in the competitive range. There can be no assurance that SIGA or any other company will receive an award pursuant to this RFP. Further, any award on this RFP would be subject to negotiation of final contract terms and specifications; thus, the final terms under any contract with BARDA may be materially different than those indicated in the RFP.

Critical Accounting Policies and Estimates

     Note 2 of the Notes to the Consolidated Financial Statements includes a summary of all of the significant accounting policies. There were no significant changes to the critical accounting policies described in the 2009 Annual Report on Form 10-K.

Cumulative Effect of Changes in Accounting Principles
On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board ASC 815, Derivates and Hedging (“ASC 815”). In accordance with ASC 815, the cumulative effect of the change in accounting principle recorded by SIGA in connection with certain warrants to acquire shares of the company’s common stock (see Note 3) was recognized by SIGA as an adjustment to the opening balance of retained earnings as summarized in the following table:

	As reported on	As adjusted on	Effect of change in
	December 31, 2008	January 1, 2009	accounting principle
Common stock warrants	$-	$2,710,000	$2,710,000
Accumulated deficit	$(70,605,553)	$(73,315,553)	$(2,710,000)

Results of Operations

Three months ended March 31, 2010 and 2009

     For the three months ended March 31, 2010 and 2009, revenue from research and development (“R&D”) grants and contracts was $5.1 million and $1.9 million, respectively. The increase of $3.1 million, or 164%, is mainly due to a $2.4 million increase in revenue recognized from the large scale manufacturing of ST-246. An increase of $338,000 in revenue was recognized from the development of additional formulations and orthopox-related indications of ST-246. For the three months ended March 31, 2010, we recognized $305,000 in revenue from two new federal awards for the development of a broad-spectrum anti-viral drug.

     For the three months ended March 31, 2010 and 2009, General and Administrative expenses (“G&A”) were $2.0 million and $2.1 million, respectively, reflecting a decrease of approximately $100,000 or 4.4%. The decrease is mainly due to lower employee related expenditures, including non-cash stock-based compensation.

     R&D expenses were $5.8 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively, reflecting an increase of $3.1 million or 116%. The increase is mainly due to costs associated with large scale manufacturing and clinical testing of ST-246 which increased $2.3 million from the same period in the prior year. Expenses related to the development of our other lead drug candidates increased $546,000 from the three months ended March 31, 2009. Employee related expenses increased $222,000 mainly due to the hiring of additional R&D personnel. As of March 31, 2010 and 2009, the Company had 51 and 40 full time R&D employees, respectively.

     During the three months ended March 31, 2010 and 2009, we spent $4.1 and $1.3 million, respectively, on the development of our lead drug candidate, ST-246. For the three months ended March 31, 2010, we spent $457,000 on internal human resources and $3.6 million mainly on manufacturing and clinical testing. For the three months ended March 31, 2009, we spent $338,000 on internal human resources and $975,000 mainly on clinical testing. From inception of the ST-246 development program to-date, we expended a total of $25.9 million related to the program, of which $5.2 million was spent on internal human resources, and $20.7 million was spent on manufacturing, clinical and pre-clinical work. These resources reflect SIGA’s R&D expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the Department of Defense (“DoD”).

     During the three months ended March 31, 2010 and 2009, we spent $107,000 and $130,000, respectively, to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. For the three months ended March 31, 2010, we spent $40,000 on internal human resources and $67,000 mainly on synthesis of the ST-193 candidates. For the three months ended March 31, 2009, we spent $60,000 on internal human resources and $70,000 on pre-clinical testing. From inception of our program to develop ST-193, ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $6.0 million related to the program, of which $2.3 million and $3.7 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA’s R&D expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

     During the three months ended March 31, 2010, we spent $155,000 to support the development of a broad-spectrum anti-viral drug candidate, of which $50,000 was mainly spent on internal human resources, and $105,000 mainly on medicinal chemistry. From the inception of our program to develop a broad-spectrum anti-viral drug, to-date, we spent a total of $222,000 related to the program, of which $92,000 and $130,000 were mainly expended on internal human resources and supporting medicinal chemistry, respectively. These resources reflect SIGA’s R&D expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

     Patent preparation expenses increased to $320,000 for the three months ended March 31, 2010, from $109,000 for the same period in the prior year mainly as a result of our increased efforts to protect our lead drug candidates in expanded geographic territories.

     Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the three months ended March 31, 2010 and 2009, we recorded losses of $1.4 million and $3.9 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three month periods.

Liquidity and Capital Resources

     On March 31, 2010, we had $8.5 million in cash and cash equivalents and $8.7 million in short-term investments.

     Operating activities
     Net cash used in operations during the three months ended March 31, 2010 and 2009 was approximately $3.2 million and $2.1 million, respectively. Higher operating expenses incurred during the three months ended March 31, 2010, mainly due to clinical trials and large scale manufacturing of ST-246, accounted for the majority of the increase.

     In February 2010, the Company was awarded a $2.8 million contract with options for up to $9.9 million from the Department of Defense's Transformational Medical Technologies Initiative (TMTI) through the Defense Threat Reduction Agency (DTRA) to support the pre-clinical development and Investigation New Drug (IND) filing of a broad spectrum antiviral drug candidate.

     Investing activities
     Capital expenditures of $168,000 during the three months ended March 31, 2010 mainly supported acquisitions of laboratory and computer equipment. In addition, SIGA invested $3.8 million in U.S. Treasury bills that mature in April 2010.

     Financing activities
     Cash provided by financing activities during the three months ended March 31, 2010 and 2009 was $1.1 million and $1.3 million, respectively, generated from exercises of options and warrants to purchase SIGA common stock.

     Other
     On June 19, 2008, SIGA entered into a letter agreement (the “Letter Agreement”) expiring on June 19, 2010, with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. M&F has the option, during the term of the Letter Agreement, to invest in the Company under the same investment terms. As of March 31, 2010, $5.5 million of the commitment remains outstanding.

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

     We believe that our existing funds combined with cash flows primarily from continuing government grants and contracts will be sufficient to support our operations for at least the next 12 months. The success of the Company is dependent upon commercializing its R&D programs and the Company’s ability to obtain adequate future financing. If the Company is unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

     Our technical operations are based in our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing antiviral, antibiotic and vaccine programs through a combination of government grants, contracts and strategic alliances. While we have had success in obtaining strategic alliances, contracts and grants, there is no assurance that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant R&D costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and R&D will continue to be significant in the future. We expect to incur operating losses for the foreseeable future and there can be no assurance that we will ever achieve profitable operations.

Off-Balance Sheet Arrangements

     SIGA does not have any off-balance sheet arrangements.

Safe Harbor Statement

     This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection, for its products, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect our business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that BARDA may not complete the procurement set forth in its solicitation for the acquisition of smallpox antiviral for the strategic national stockpile, or may complete it on different terms, (ix) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts, (x) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xi) the effect of federal, state, and foreign regulation on SIGA’s businesses. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K, for the fiscal year ended December 31, 2009, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asks the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to us during the negotiation process. In January 2008, the Court of Chancery denied our motion to dismiss the original complaint, and discovery proceeded. In May 2009, PharmAthene amended its complaint with respect to its claim for breach of an obligation to negotiate in good faith, and we filed our answer to the amended complaint and counterclaim denying the new claim and asserting defenses.

PharmAthene has submitted expert reports asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. We also continue to believe that we have meritorious defenses to the claims. We filed a partial summary judgment motion on March 19, 2010, regarding certain aspects to PharmAthene’s claims and damages assessments, which is currently being briefed. No trial date has been set. It is not currently possible to estimate a range of loss, if any.

Item 1A. Risk Factors.

     There are no material changes to the Risk Factors disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Reserved.

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

SIGA Technologies, Inc.
(Registrant)

Date: May 4, 2010	By:	/s/ Ayelet Dugary
Ayelet Dugary
Chief Financial Officer