Form 10-Q
period 2010-06-30
SIGA TECHNOLOGIES INC
filed 2010-08-05
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010
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

As of July 26, 2010 the registrant had 45,741,279 shares of common stock outstanding.

SIGA Technologies, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION
  Item 1 – Financial Statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$6,540,003	$14,496,313
Short term investments	8,749,800	4,999,300
Accounts receivable	3,445,347	2,405,861
Prepaid expenses	605,903	1,585,072
Total current assets	19,341,053	23,486,546

Property, plant and equipment, net	1,651,810	1,225,656
Goodwill	898,334	898,334
Other assets	268,665	304,751
Total assets	$22,159,862	$25,915,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,403,759	$3,458,013
Accrued expenses and other	747,928	740,333
Deferred revenue	600,927	1,570,234
Common stock warrants	4,082,000	3,260,000
Total current liabilities	9,834,614	9,028,580

Common stock warrants	8,495,057	6,398,216
Total liabilities	18,329,671	15,426,796

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
43,671,893 and 43,061,635 issued and outstanding at June 30, 2010,
and December 31, 2009, respectively)	4,367	4,306
Additional paid-in capital	103,737,034	101,417,677
Accumulated other comprehensive income	3,361	-
Accumulated deficit (See Note 2)	(99,914,571)	(90,933,492)
Total stockholders' equity	3,830,191	10,488,491
Total liabilities and stockholders' equity	$22,159,862	$25,915,287

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Research and development	$4,446,753	$4,008,959	$9,521,964	$5,934,736

Operating expenses
Selling, general and administrative	$2,233,825	1,801,746	4,202,616	3,860,778
Research and development	4,929,961	4,712,863	10,756,984	7,410,245
Patent preparation fees	305,661	84,426	626,000	193,556
Total operating expenses	7,469,447	6,599,035	15,585,600	11,464,579

Operating loss	(3,022,694)	(2,590,076)	(6,063,636)	(5,529,843)

Increase in fair value of common stock rights,
common stock warrants, and treasury securities	(1,548,927)	(7,763,035)	(2,917,443)	(11,707,770)
Net loss	$(4,571,621)	$(10,353,111)	$(8,981,079)	$(17,237,613)
Unrealized gain on securities	3,361	-	3,361	-
Comprehensive loss	$(4,568,260)	$(10,353,111)	$(8,977,718)	$(17,237,613)

Weighted average shares outstanding: basic and diluted	43,620,212	36,747,909	43,408,287	36,293,128
Net loss per share: basic and diluted	$(0.10)	$(0.28)	$(0.21)	$(0.47)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,981,079)	$(17,237,613)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	300,751	232,471
Increase in fair value of rights and warrants	2,917,443	11,707,770
Stock based compensation	1,068,227	1,110,650
Changes in assets and liabilities:
Accounts receivable	(1,039,486)	(893,357)
Prepaid expenses	979,169	(72,106)
Other assets	36,086	3,954
Deferred revenue	(969,307)	26,520
Accounts payable and accrued expenses	953,341	796,164
Net cash used in operating activities	(4,734,855)	(4,325,547)
Cash flows from investing activities:
Capital expenditures	(726,905)	(191,787)
Proceeds from short term investments	8,750,000
Purchases of short term investments	(12,495,741)	-
Net cash used in investing activities	(4,472,646)	(191,787)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,251,191	3,804,086
Net cash provided by financing activities	1,251,191	3,804,086
Net decrease in cash and cash equivalents	(7,956,310)	(713,248)
Cash and cash equivalents at beginning of period	14,496,313	2,321,519
Cash and cash equivalents at end of period	$6,540,003	$1,608,271

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
Notes to the June 30, 2010 and 2009 Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a bio-defense company mainly engaged in the discovery, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in defense against biological warfare agents such as smallpox and arenaviruses. The Company’s anti-viral programs are designed to prevent or limit the replication of viral pathogens.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2009, included in the 2009 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2009 Annual Report on Form 10-K filed on March 10, 2010. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2009 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year.

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

2. Significant Accounting Policies

Use of Estimates
The consolidated financial statements and related disclosures are prepared in conformity with U.S. GAAP. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses recorded during the period reported. These estimates include the value of options and warrants granted or issued by the Company, the realization of deferred tax assets, and impairment of goodwill. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Reclassifications
Certain reclassifications of previously reported amounts have been made to conform to the current year presentation. Such reclassifications did not impact net income or shareholders’ equity as previously reported.

Cash, Cash Equivalents, Short-term Investments and Marketable Securities
The Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

The Company classifies short-term investments and marketable securities with readily determinable fair values as “available-for-sale.” Investments in securities that are classified as available-for-sale are measured at fair market value in the balance sheet, and unrealized holding gains and losses on investments are reported as a separate component of stockholders’ equity until realized.

As of June 30, 2010 the Company’s short-term investments consisted of approximately $8.75 million invested in short- term U.S. Treasury bills classified as available for sale. For the six months ended June 30, 2010 the unrealized gain relating to this investment was $3,361.

Revenue Recognition
The Company recognizes revenue from contract research and development and research payments in accordance with FASB ASC 605, Revenue Recognition (“ASC 605”). In accordance with ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities under cost-plus-fee grants and contracts are recognized as revenue when earned, over the period of effort. Funding for the acquisition of capital assets under cost-plus-fee grants and contracts is evaluated for appropriate recognition as a reduction to the cost of the asset, a financing arrangement, or revenue based on the specific terms of the related grants and contracts. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

For the six months ended June 30, 2010 and 2009, revenues from National Institutes of Health (“NIH”) contracts and grants were 92% and 100%, respectively, of total revenues recognized by the Company.

Net Loss per Common Share
The Company computes, presents and discloses earnings per share (“EPS”) in accordance with FASB ASC 260 Earnings Per Share which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, which is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares, unless the impact of such common shares is anti-dilutive.

The Company incurred losses for the three and six months ended June 30, 2010 and 2009. As a result, certain equity instruments are excluded from the calculation of diluted loss per share. At June 30, 2010 and 2009, outstanding options to purchase 5,788,159 and 6,795,583 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $9.32 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive. At June 30, 2010 and 2009, outstanding warrants to purchase 4,293,752 and 6,516,445 shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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
SIGA uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. SIGA utilizes the Black-Scholes model to value the warrants and inputs include the closing price of SIGA’s common stock at June 30, 2010, the remaining life of the warrant, the weighted average stock price volatility of SIGA and comparable companies, and the risk free market rate. At June 30, 2010 and December 31, 2009, the fair value of such warrants was as follows:

	June 30,	December 31,
	2010	2009
Common stock warrants classified as current liabilities	$4,082,000	$3,260,000
Common stock warrants classified as long term liabilities	$8,495,057	6,398,216
Total	$12,577,057	$9,658,216

ASC 820-10 applies to non-financial assets and non-financial liabilities measured on a nonrecurring basis and was effective January 1, 2009. The adoption of this standard had no impact on the Company.

As of June 30, 2010, the Company held approximately $8.75 million in U. S. Treasury bills, classified as a Level 1 security. SIGA does not hold any Level 3 securities and there were no transfers between Level 1, 2, or 3 during each of the six month periods ended June 30, 2010, and 2009.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 (“ASU 09-13”), Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force). ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. We adopted the provisions of the update on January 1, 2010. The adoption did not have an impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted some of the requirements of the standard update, however, the Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that SEC filers, as defined, evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 removed the requirement for SEC filers to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

3. Stockholders’ Equity

As of June 30, 2010, the Company's authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2009 Financing
On December 9, 2009, the Company sold 2,725,339 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $7.35 per share. Net proceeds to the Company were approximately $18.6 million.

2008 Financing
On June 19, 2008, SIGA entered into a letter agreement (the “Letter Agreement”) with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion and at M&F’s option, up to $8 million in exchange for (i) SIGA common stock at a per share price equal to the lesser of (A) $3.06 or (B) the average of the volume-weighted average price per share for the 5 trading days immediately preceding each funding date, and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. On April 29, 2009, SIGA and M&F agreed to extend the Letter Agreement through June 19, 2010.

On June 18, 2010, M&F notified SIGA of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement and entered into a Deferred Closing and Registration Rights Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to SIGA in exchange for the issuance of (i) 1,797,386 shares of common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share.

The Company followed the provisions of ASC 815 to account for the warrants issuable to M&F under the Letter Agreement, which can be exercised either by payment of cash or cashless exercise and as such are no longer considered "indexed to the Company's own stock”. As a result, such warrants meet the definition of a derivative and must be recorded on the Company's balance sheet. The Company applied the Black-Scholes model to calculate the fair value of the respective derivative instruments using the Monte Carlo simulation to estimate the price of the Company’s common stock on the derivative’s expiration date. The Company recorded a loss of $822,000 for the six months ended June 30, 2010 representing the increase in the fair value of the warrants from January 1, 2010 through June 30, 2010.

2006 and 2005 Placements
In 2006 and 2005 the Company sold shares of its common stock and warrants to purchase shares of common stock. As of June 30, 2010, 1,000,000 warrants issued in 2006 with an initial exercise price of $4.99 per share and 579,192 warrants issued in 2005 with an initial exercise price of $1.18 per share were outstanding. These warrants may be exercised through and including the seventh anniversary of their respective issuance date.

The Company accounted for the transactions under the provisions of ASC 815 which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. ASC 815 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At June 30, 2010, the fair market value of the warrants issued in 2006 and 2005 was $4.7 million and $3.8 million, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the six months ended June 30, 2010, SIGA recorded a loss of $2.1 million as a result of a net increase in the 2006 and 2005 placement warrants’ fair value.

4. Research Agreements

In February 2010, the Company was awarded a $2.8 million contract with options for up to $9.9 million from the Department of Defense's Transformational Medical Technologies (TMT) through the Defense Threat Reduction Agency (DTRA) to support the pre-clinical development and Investigational New Drug (IND) filing of a broad spectrum antiviral drug candidate.

5. Related Parties

On June 19, 2008, SIGA entered into a Letter Agreement with M&F, a related party, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million. M&F had the option, during the term of the Letter Agreement, to invest in the Company under the investment terms outlined in the Letter Agreement and on June 18, 2010 notified SIGA of its intention to exercise the $5.5 million remaining available balance under the Letter Agreement (See Note 3).

On December 1, 2009, the Company entered into an Office Service Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. The agreement is cancelable upon 60 days notice by SIGA or the affiliate of M&F.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the six months ended June 30, 2010 and 2009, the Company incurred costs of $1.4 million and $1.2 million, respectively, related to services provided by the outside counsel. On June 30, 2010, the Company’s outstanding payables included $1.4 million payable to the outside counsel.

6. Stock Compensation Plans

In May 2010, the Company adopted its 2010 Incentive Stock Option Plan (the “2010 Plan”) to supplement its 1996 Incentive and Non-Qualified Stock Option Plan (the “1996 Plan”).  The 2010 Plan and the 1996 Plan, as amended, (collectively, the “Plans”) provide for the granting of up to 2,000,000 and 11,000,000 shares of the Company’s common stock, respectively, to employees, consultants and outside directors of the Company.  The exercise period for options granted under the Plans, except those granted to outside directors, is determined by a committee of the Board of Directors.  Stock options granted to outside directors pursuant to the Plans must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

For the six months ended June 30, 2010 and 2009, the Company recorded compensation expense of approximately $1.0 million and $1.1 million, respectively, related to employees and directors stock options. The total fair value of options vested during the six months ended June 30, 2010 and 2009, was $708,000 and $588,000, respectively. The total compensation cost not yet recognized related to non-vested awards at June 30, 2010, is $1.5 million. The weighted average period over which total compensation cost is expected to be recognized is 1.42 years.

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

PharmAthene has submitted expert reports asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. The Company believes that the expert’s damages analyses are flawed and methodologically unsound. The Company also continues to believe that it has meritorious defenses to the claims. The Company filed a partial summary judgment motion on March 19, 2010, regarding certain aspects to PharmAthene’s claims and damage assessments. The motion for partial summary judgment has been fully submitted to the court, and no decision has been rendered on such motion. SIGA expects that trial on all remaining claims and defenses will occur in January 2011. It is not currently possible to estimate a range of loss, if any.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no other dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

8. Subsequent Event

On July 26, 2010, SIGA received gross proceeds of $5.5 million from M&F under the terms of a Letter Agreement dated June 19, 2008, in exchange for the issuance of (i) 1,797,386 shares of SIGA common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share (See Note 3).

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

Overview

     Since our incorporation in 1995, SIGA has pursued the research, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as smallpox and arenaviruses. Our lead product, ST-246®, is an orally administered antiviral drug that targets orthopoxviruses. In December 2006, the Food and Drug Administration (“FDA”) granted Orphan Drug designation to ST-246 for the prevention and treatment of smallpox. In May 2009, we submitted a response to a Request for Proposal (“RFP”) issued by the U.S. Biomedical Research and Development Agency (“BARDA”) with respect to the purchase of 1.7 million courses of a smallpox antiviral (the “BARDA Smallpox RFP”), and, in June 2009, BARDA informed us that our response to the BARDA Smallpox RFP was deemed technically acceptable and in the competitive range. There can be no assurance that SIGA or any other company will receive an award pursuant to this RFP. Further, any award on this RFP would be subject to negotiation of final contract terms and specifications; thus, the final terms under any contract with BARDA may be materially different than those indicated in the RFP.

Critical Accounting Policies and Estimates

     Note 2 of the Notes to the Consolidated Financial Statements includes a summary of all of the significant accounting policies. There were no significant changes to the critical accounting policies described in the 2009 Annual Report on Form 10-K.

Results of Operations

Three months ended June 30, 2010 and 2009

     Revenue from research and development (“R&D”) grants and contracts was $4.4 million and $4.0 million, respectively for the three months ended June 30, 2010 and 2009, respectively. The increase of $400,000, or 10.9%, is principally due to $960,000 of revenue generated from our grant and contract for the development of a broad-spectrum anti-viral drug and an increase of $550,000 in revenue generated from our grants for the development of drug candidates for arenavirus pathogens. The increase was partially offset by a $1.1 million decline in revenue generated from our grants and contracts for the development of ST-246 and its alternative formulations.

     General and Administrative expenses (“G&A”) for the three months ended June 30, 2010 and 2009, were $2.2 million and $1.8 million, respectively, reflecting an increase of approximately $432,000 or 24.0%. Higher G&A expenses recognized during the three months ended June 30, 2010 relate mainly to an increase in legal fees and an increase in G&A personnel-related costs, including non-cash stock-based compensation.

     Research and Development (“R&D”) expenses were $4.9 million and $4.7 million for the three months ended June 30, 2010 and 2009, respectively. R&D expenses related to the development of our lead drug candidate, ST-246 declined $882,000 as compared to the same period in the prior year. The decline was offset by an increase in personnel-related costs, expenses incurred in connection with the development of a broad-spectrum antiviral drug and expenses related to the development of drug candidates for arenavirus pathogens.

     During the three months ended June 30, 2010 and 2009, we spent $2.3 million and $3.1 million, respectively, on the development of our lead drug candidate, ST-246. For the three months ended June 30, 2010, we spent $449,000 on internal human resources and $1.9 million mainly on manufacturing. For the three months ended June 30, 2009, we spent $433,000 on internal human resources and $2.67 million mainly on manufacturing and clinical testing.

     During the three months ended June 30, 2010 and 2009, we spent $547,000 and $122,000, respectively, to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. For the three months ended June 30, 2010, we spent $56,000 on internal human resources and $491,000 mainly on analysis of the ST-193 compounds. For the three months ended June 30, 2009, we spent $47,000 on internal human resources and $75,000 on pre-clinical testing of our drug candidates.

     During the three months ended June 30, 2010, we spent $413,000 to support the development of a broad-spectrum antiviral drug candidate, of which $162,000 was mainly spent on internal human resources, and $251,000 mainly on the optimization of lead antiviral compounds.

     Patent preparation expenses increased to $306,000 for the three months ended June 30, 2010, from $84,000 for the same period in the prior year mainly as a result of our increased efforts to protect our lead drug candidates in expanded geographic territories.

     Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the three months ended June 30, 2010 and 2009, we recorded losses of $1.6 million and $7.6 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three month periods.

Six months ended June 30, 2010 and 2009

     Revenues from research and development contracts and grants for the six months ended June 30, 2010 were $9.5 million, an increase of $3.6 million or 60% from the $5.9 million of revenues recognized for the six months ended June 30, 2009. Higher revenues in 2010 relate to an increase of $1.7 million in revenues generated from grants and contracts supporting the development of our lead drug candidate, ST-246, an increase of $520,000 in revenues generated from grants supporting the development of drug candidates for arenavirus pathogens and $1.3 million of revenues generated from our grant and contract for the development of a broad-spectrum antiviral drug.

     G&A expenses for the six months ended June 30, 2010 and 2009 were $4.2 million and $3.9 million, respectively. The increase of $342,000 million or 9% relates mainly to $105,000 increase in insurance premiums and an increase of $210,000 in legal fees.

     Research and development expenses for the six months ended June 30, 2010 and 2009 were $10.8 million and $7.4 million, respectively, an increase of $3.3 million or 45%. Expenditures related to the continued development of ST-246 and its alternative formulations, including costs associated with our commercial validation campaign increased $1.9 million from the same period in the prior year. Higher R&D costs also relate to $431,000 incurred in connection with the development of a broad-spectrum antiviral drug, an increase of $387,000 in costs related to the development of drug candidates for arena virus pathogens and an increase of $433,000 in employee compensation expenses.

     During the six months ended June 30, 2010 and 2009, we spent $6.3 million and $4.4 million, respectively, on the development of ST-246. For the six months ended June 30, 2010, we spent $906,000 on internal human resources and $5.4 million mainly on manufacturing. For the six months ended June 30, 2009, we spent $770,000 on internal human resources and $3.6 million mainly on manufacturing and clinical testing. From inception of the ST-246 development program to-date, we expended a total of $32.2 million related to the program, of which $6.1 million was spent on internal human resources, and $26.1 million was spent on manufacturing, clinical and pre-clinical work. These resources reflect SIGA’s R&D expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the Department of Defense (“DoD”).

     R&D expenses of $653,000 and $251,000 during the six months ended June 30, 2010 and 2009, respectively, were used to support the development of ST-193, a drug candidate for Lassa fever virus, ST-294, a drug candidate for certain arenavirus pathogens, and other drug candidates for hemorrhagic fevers. For the six months ended June 30, 2010, we spent $96,000 on internal human resources and $558,000 mainly on the analysis of the Lassa fever drug compounds. For the six months ended June 30, 2009, we spent $106,000 on internal human resources and $145,000 mainly on pre-clinical testing. From inception of our program to develop ST-193, ST-294 and other drug candidates for hemorrhagic fevers, to-date, we spent a total of $6.5 million related to the program, of which $2.3 million and $4.2 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA’s R&D expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

     During the six months ended June 30, 2010, we spent $568,000 to support the development of a broad-spectrum antiviral drug candidate, of which $212,000 was mainly spent on internal human resources, and $357,000 mainly on the optimization of lead anti-viral compounds. From the inception of our program to develop a broad-spectrum anti-viral drug to date, we have spent a total of $635,000 related to the program, of which $253,000 and $382,000 were mainly expended on internal human resources and supporting medicinal chemistry and the optimization of lead antiviral compounds, respectively. These resources reflect SIGA’s R&D expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

     Patent preparation expenses for the six months ended June 30, 2010 and 2009 were $626,000 and $194,000, respectively. Higher costs in 2010 reflect heightened efforts to protect our lead drug candidates in expanded geographic territories.

     Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the six months ended June 30, 2010 and 2009, we recorded a loss of $2.9 million and a loss of $11.7 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective six month periods.

Liquidity and Capital Resources

     On June 30, 2010, we had $6.5 million in cash and cash equivalents and $8.7 million in short-term investments.

     Operating activities
     Net cash used in operations during the six months ended June 30, 2010 and 2009 was approximately $4.7 million and $4.3 million, respectively. Our operating loss for the six months ended June 30, 2010 and 2009 was $6.1 million and $5.5 million, respectively, and changes in our accounts receivable and accounts payable for the six-month period in 2010 remained substantially similar to the six-month period in 2009.

     Investing activities
     Capital expenditures of $727,000 during the six months ended June 30, 2010 mainly supported acquisitions of laboratory and computer equipment. In addition, SIGA invested $3.75 million in U.S. Treasury bills and maintained a total position of approximately $8.75 million invested in U.S. Treasury bills on each of March 31, and June 30, 2010.

     Financing activities
     Cash provided by financing activities during the six months ended June 30, 2010 and 2009 was $1.3 million and $3.8 million, respectively, generated from exercises of options and warrants to purchase SIGA common stock.

     Other
     On June 19, 2008, SIGA entered into a letter agreement (the “Letter Agreement”) expiring on June 19, 2010, with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion and at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F.

     On June 18, 2010, M&F notified us of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement and entered into a Deferred Closing and Registration Rights Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to SIGA in exchange for the issuance of (i) 1,797,386 shares of SIGA common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share.

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

     Our technical operations are based in our research facility in Corvallis, Oregon. We continue to seek to fund a major portion of our ongoing antiviral programs through a combination of government grants, contracts and strategic alliances. While we have had success in obtaining strategic alliances, contracts and grants, there is no assurance that we will continue to be successful in obtaining funds from these sources. Until additional relationships are established, we expect to continue to incur significant R&D costs and costs associated with the manufacturing of product for use in clinical trials and pre-clinical testing. It is expected that general and administrative costs, including patent and regulatory costs, necessary to support clinical trials and R&D will continue to be significant in the future. We expect to incur operating losses for the foreseeable future and there can be no assurance that we will ever achieve profitable operations.

Off-Balance Sheet Arrangements

     SIGA does not have any off-balance sheet arrangements.

Safe Harbor Statement

     This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection for its products, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect our business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that BARDA may not complete the procurement set forth in its solicitation for the acquisition of smallpox antiviral for the strategic national stockpile, or may complete it on different terms, (ix) the risk that third parties may protest contracts awarded to us through an RFP process which may cause such potential awards to be delayed or overturned, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts, (xi) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xii) the effect of federal, state, and foreign regulation on SIGA’s businesses. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K, for the fiscal year ended December 31, 2009, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

PharmAthene has submitted expert reports asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. We also continue to believe that we have meritorious defenses to the claims. We filed a partial summary judgment motion on March 19, 2010, regarding certain aspects to PharmAthene’s claims and damage assessments. The motion for partial summary judgment has been fully submitted to the court, and no decision has been rendered on such motion. SIGA expects that trial on all remaining claims and defenses will occur in January 2011. It is not currently possible to estimate a range of loss, if any.

Item 1A. Risk Factors.

     There are no material changes to the Risk Factors disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Reserved.

Item 5. Other Information.

     None.

Item 6. Exhibits.

	10.1	Deferred Closing and Registration Rights Agreement, dated as of June 18, 2010 (incorporated by reference to the Current Report on Form 8-K of the Company filed June 22, 2010).

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA Technologies, Inc.
(Registrant)

Date: August 5, 2010	By:	/s/ Ayelet Dugary

Ayelet Dugary
Chief Financial Officer