Form 10-K/A
period 2009-12-31
SIGA TECHNOLOGIES INC
filed 2010-10-20
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐.

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
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K/A
EXPLANATORY NOTE

      We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing” or "Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”) to amend and restate our audited consolidated financial statements and related disclosures for the years ended December 31, 2009 and December 31, 2008, as well as selected financial statements (excluding footnotes) for the quarterly periods from June 30, 2008 through December 31, 2009 included in Item 8 – “Restated Financial Statements and Supplementary Data.” The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2010.

Background of the Restatement

      On September 28, 2010, the Company concluded, based on the recommendation of management, that the previously issued consolidated financial statements for the years ended December 31, 2009 and 2008 included in the Company’s most recently filed Form 10-K, and each of the quarterly periods from June 30, 2008 through June 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”). These adjustments were triggered by the application of certain anti-dilution provisions included in the agreements governing the Warrants and have resulted in the issuance of additional warrants to acquire shares of common stock and additional non-cash charges which were not recorded in the appropriate accounting periods. The Company has determined that the financial statements in the Affected Periods should be restated to reflect these non-cash charges.

      These non-cash charges arise because the Company accounts for the Warrants as required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification (“ASC 815”), which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. ASC 815 also requires that any subsequent change in the fair value of the derivative instruments be reported in earnings or loss for so long as the derivative contracts are classified as assets or liabilities.

      The cumulative effect of these non-cash adjustments on the Company’s financial statements is a 4% increase in accumulated deficit in the amount of $3.3 million as of December 31, 2009. This amount also reflects the sum of adjustments to net loss for the seven quarters in the period ended December 31, 2009. Moreover, the adjustment results in the issuance of additional warrants to acquire approximately 710,000 shares of common stock. These adjustments neither impact the net cash used in operating activities nor change the cash and cash equivalents account balances for the Affected Periods.

Restatement of Other Financial Statements

      Along with the filing of this Form 10-K/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for each of the quarterly periods ended March 31, 2010 and June 30, 2010 to restate our unaudited consolidated financial statements and related financial information for those quarterly periods for the effects of the restatement.

      Except for the amendments discussed in the preceding paragraph, we do not intend to file any other amended Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods affected by the restatement. The consolidated financial statements and related financial information contained in any of the Company’s prior filings with the SEC for the Affected Periods should no longer be relied upon.

Internal Control Considerations

      Management determined that there was a control deficiency in its internal control over financial reporting that constitutes a material weakness, as discussed in Part II - Item 9A of the Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part II - Item 9A included in this Amended Filing.

      For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:
  Part I – Item 1A. Risk Factors

  Part II – Item 6. Selected Financial Data

  Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

  Part II – Item 8. Financial Statements and Supplementary Data;

  Part II – Item 9A. Controls and Procedures; and

  Part IV – Item 15(b). Exhibits.
      In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

      The sections of the Form 10-K which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing is as of the date of the Original Filing on the Form 10-K and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the restatement of the Company’s audited consolidated financial statements.

SIGA TECHNOLOGIES, INC.
FORM 10-K/A

Item 1. Business

      There are no changes to this section as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

      We incurred net losses of approximately $19.4 million (restated), $10.2 million (restated), and $5.6 million, for the years ended December 31, 2009, 2008, and 2007, respectively. On January 1, 2009, we recognized a $2.7 million increase in our opening accumulated deficit balance reflecting the cumulative effect of a change in accounting principle recorded in connection with certain warrants to acquire shares of the Company’s common stock. As of December 31, 2009, 2008, and 2007, our accumulated deficit was approximately $94.3 million (restated), $72.2 million (restated), and $62.0 million, respectively. We expect to continue to have significant operating expenses. We will need to generate significant revenues to achieve and maintain profitability.

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

We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements included in this Annual Report on Form 10-K/A. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

      Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and identified a material weakness related to the failure to ensure timely application of certain anti-dilution provisions contained in certain outstanding warrant arrangements. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2009. See Part II — Item 9A, “Controls and Procedures.”

      A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The effectiveness of any controls or procedures is subject to certain limitations, and as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. We also cannot assure you that other material weaknesses will not arise as a result of our past failure to maintain adequate internal controls and procedures or that circumvention of those controls and procedures will not occur. Additionally, even our improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with generally accepted accounting principles. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations, and the market price of our securities could be materially adversely affected.

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

     Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. As of December 31, 2009, directors, officers and principal stockholders beneficially owned approximately 31.0% of our outstanding stock.

Risks Related to Our Dependence on U.S. Government Contracts and Grants

Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U. S. government , and we may not achieve sufficient revenues from these agreements to attain profitability.

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

  we may decide, or regulators may require us, to conduct additional preclinical testing or clinical trials, or we may abandon projects that we expect to be promising, if our pre-clinical tests, clinical trials or animal efficacy studies produce negative or inconclusive results;

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

      We included a summary of our patent positions as of December 31, 2009 in Part I, Item 1 of the 2009 Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     There are no changes to this section as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3. Legal Proceedings

     There are no changes to this section as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     There are no changes to this section as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6. Restated Selected Financial Data (in thousands, except share and per share data)

     As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its audited consolidated financial statements and related disclosures for the years ended December 31, 2009 and December 31, 2008, as included in this Item, as well as selected consolidated financial data (excluding footnotes) in each of the quarterly periods from June 30, 2008 through December 31, 2009 included in Item 8 – “Restated Financial Statements and Supplementary Data.”

     The selected financial data for the five fiscal years ended December 31, 2009 were derived from financial information including our restated audited consolidated financial statements. The following table should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Restated Financial Statements and Supplementary Data.”

		Selling, general
The year ended		and		Research and		Patent
December 31,	Revenues	administrative		development		preparation fees
2009	$13,812	$7,533		$17,423		$734
2008	8,066	4,608		11,613		582
2007	6,699	3,704		9,943		515
2006	7,258	4,624		9,149		295
2005	8,477	2,481		8,295		232

						Weighted
				Net loss per		average shares
The year ended				share: basic and		outstanding:
December 31,	Operating loss	Net loss		diluted		basic and diluted
2009	$(11,879)	$(19,400)	*	$(0.52)	*	37,463,255
2008	(8,737)	(10,153)	*	(0.29)	*	34,732,625
2007	(7,463)	(5,639)		(0.17)		33,330,814
2006	(6,810)	(9,899)		(0.35)		28,200,130
2005	(2,532)	(2,288)		(0.09)		24,824,824

As of and for						Total		Net cash used
the year ended		Cash and cash		Long term		stockholders'		in operating
December 31,	Total assets	equivalents		obligations		equity		activities
2009	$25,915	$14,496		$9,734	*	$7,152	*	$(8,471)
2008	8,797	2,322		4,477	*	1	*	(7,198)
2007	10,589	6,832		3,243		5,228		(5,448)
2006	14,028	10,640		4,696		7,282		(4,438)
2005	6,132	1,772		642		3,231		(1,392)

* Represents amounts that have been restated; refer to Note 3 to the Consolidated Financial Statements for further detail.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our restated consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Restatement

     As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its audited consolidated financial statements and related disclosures for the years ended December 31, 2009 and December 31, 2008, as included in Item 6 – “Restated Selected Financial Data,” as well as selected consolidated financial data (excluding footnotes) in each of the quarterly periods from June 30, 2008 through December 31, 2009 included in Item 8 – “Restated Financial Statements and Supplementary Data.” The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on March 10, 2010.

     The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Annual Reports on Form 10-K for the year ended December 31, 2009.

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

Fair value of financial instruments
     The carrying value of cash and cash equivalents, accounts receivables, short-term investments, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock warrants, which are classified as liabilities under the provisions of FASB ASC 815 Derivatives and Hedging (“ASC 815”), are recorded at their fair market value as of each reporting period.

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
     SIGA uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At December 31, 2009 and December 31, 2008, the fair value of such warrants was as follows:

	2009	2008
	(Restated)	(Restated)
Common stock warrants classified as current liabilities	$3,260,000	$-
Common stock warrants classified as long term liabilities	9,733,870	4,476,770
Total	$12,993,870	$4,476,770

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

Cumulative Effect of Changes in Accounting Principles
     On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). In accordance with ASC 815-40, the cumulative effect of the change in accounting principle recorded by SIGA in connection with certain warrants to acquire shares of the Company’s common stock (see Note 5), was recognized by SIGA as an adjustment to the opening balance of retained earnings as summarized in the following table:

	As reported on	As adjusted on	Effect of change in
	December 31, 2008	January 1, 2009	accounting principle
	(Restated)	(Restated)
Common stock warrants	$-	$2,710,000	$2,710,000
Accumulated deficit	(72,158,791)	(74,868,791)	(2,710,000)

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

      Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the years ended December 31, 2009, 2008, and 2007, we recorded a loss of $7.5 million (restated), a loss of $1.5 million (restated), and a gain of $1.4 million, respectively, reflecting changes in the fair market value of warrants and rights to purchase common stock during the respective years. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities.

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

      On April 29, 2009, SIGA and M&F entered into a letter agreement (the "Extension Agreement") extending the Investment Period of the Company’s Letter Agreement with M&F through June 19, 2010 and increasing the number of draws pursuant to the Investment Commitment and the Investment Option to no more than six. On April 30, 2009, we issued M&F 490,196 shares of common stock and 196,078 warrants to acquire common stock in exchange for total proceeds of $1.5 million. The warrants are exercisable until April 30, 2013, for an exercise price of $3.519 per share. On September 17, 2009 the Company issued M&F 326,797 shares of common stock and 130,719 warrants to acquire common stock in exchange for total proceeds of $1.0 million. The warrants are exercisable until September 17, 2013, for an initial exercise price of $3.519 per share. The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as amended, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the amended Letter Agreement. As of December 31, 2009, $5.5 million of the commitment remains outstanding.

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

2010	562,808
2011	573,077
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

Item 8. Restated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary (the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009. However, management has subsequently determined that a material weakness in internal control over financial reporting, related to the accounting for certain anti-dilution provisions contained in outstanding warrant agreements, existed as of that date. Accordingly, Management's Report on Internal Control over Financial Reporting appearing under Item 9A has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting relating to ensuring completeness and accuracy of anti-dilution provisions contained in outstanding warrant agreements that were not accounted for on a timely basis, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and a testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the 2009 and 2008 consolidated financial statements have been restated to correct an error.

As discussed in Note 2 to the consolidated financial statements, the Company changed the way certain financial instruments that are settled in the Company's common stock are accounted for.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PRICEWATERHOUSECOOPERS LLP

New York, New York
March 9, 2010, except for the effects of the restatement discussed in Note 3 to the consolidated financial statements and the matter described in the third paragraph of management's Report on Internal Controls over Financial Reporting as to which the date is October 19, 2010.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$14,496,313	$2,321,519
Short term investments	4,999,300	-
Accounts receivable	2,405,861	1,959,608
Deferred transaction costs	-	581,358
Prepaid expenses	1,585,072	1,392,607
Total current assets	23,486,546	6,255,092

Property, plant and equipment, net	1,225,656	1,360,018
Goodwill	898,334	898,334
Other assets	304,751	283,856
Total assets	$25,915,287	$8,797,300
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,458,013	$1,806,073
Accrued expenses and other	740,333	1,210,496
Deferred revenue	1,570,234	1,302,600
Common stock warrants	3,260,000	-
Total current liabilities	9,028,580	4,319,169

Common stock warrants	9,733,870	4,476,770
Total liabilities	18,762,450	8,795,939

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
43,061,635 and 35,383,720 issued and outstanding at
December 31, 2009 and December 31, 2008, respectively)	4,306	3,538
Additional paid-in capital	101,417,677	72,156,614
Accumulated deficit (See Note 2)	(94,269,146)	(72,158,791)
Total stockholders' equity	7,152,837	1,361
Total liabilities and stockholders' equity	$25,915,287	$8,797,300

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Restated)	(Restated)
Revenues
Research and development	$13,811,858	$8,065,618	$6,698,717

Operating expenses
Selling, general and administrative	7,533,167	4,608,089	3,704,058
Research and development	17,423,453	11,612,892	9,942,503
Patent preparation fees	734,165	581,548	515,263
Total operating expenses	25,690,785	16,802,529	14,161,824

Operating loss	(11,878,927)	(8,736,911)	(7,463,107)

(Increase) decrease in fair value of common
stock rights and common stock warrants	(7,522,865)	(1,509,756)	1,430,301
Other income (expense), net	1,437	94,052	394,249
Net loss	$(19,400,355)	$(10,152,615)	$(5,638,557)

Weighted average shares outstanding: basic and diluted	37,463,255	34,732,625	33,330,814
Net loss per share: basic and diluted	$(0.52)	$(0.29)	$(0.17)

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	in Capital	Deficit	Equity
Balance at January 1, 2007	32,452,210	$3,245	$63,646,224	$(56,367,619)	$7,281,850
Issuance of common stock upon exercise of stock
options and warrants	1,485,339	149	3,013,841		3,013,990
Stock based compensation			570,922		570,922
Net loss				(5,638,557)	(5,638,557)
Balance at December 31, 2007	33,937,549	$3,394	$67,230,987	$(62,006,176)	$5,228,205

Issuance of common stock upon exercise of stock
options and warrants	1,446,171	144	3,186,220		3,186,364
Stock based compensation			1,041,293		1,041,293
Fair value of warrants issued for financing commitment			422,331		422,331
Fair value of exercised common stock warrants			275,783		275,783
Net loss (Restated)				(10,152,615)	(10,152,615)
Balance at December 31, 2008 (Restated)	35,383,720	$3,538	$72,156,614	$(72,158,791)	$1,361

Issuance of common stock upon exercise of stock
options and warrants	4,952,576	495	7,419,737		7,420,232
Net proceeds from the issuance of 2,725,339 shares					-
of common stock ($7.35 per share)	2,725,339	273	18,565,147		18,565,420
Stock based compensation			2,141,772		2,141,772
Fair value of exercised common stock warrants			1,715,765		1,715,765
Recognition of deferred transaction costs			(581,358)		(581,358)
Cumulative Effect of Accounting Change				(2,710,000)	(2,710,000)
Net loss (Restated)				(19,400,355)	(19,400,355)
Balance at December 31, 2009 (Restated)	43,061,635	$4,306	$101,417,677	$(94,269,146)	$7,152,837

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(19,400,355)	$(10,152,615)	$(5,638,557)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	475,091	459,882	1,083,705
Amortization of intangible assets	-	-	165,243
Increase (decrease) in fair value of rights and warrants	7,522,865	1,509,756	(1,430,301)
Stock based compensation	2,141,772	1,041,293	570,922
Changes in assets and liabilities:
Accounts receivable	(446,253)	(973,119)	(369,457)
Prepaid expenses	(192,465)	(1,262,492)	10,917
Other assets	(20,895)	(22,090)	(15,565)
Deferred revenue	267,634	1,302,600	-
Accounts payable and accrued expenses	1,181,777	898,899	175,260
Net cash used in operating activities	(8,470,829)	(7,197,886)	(5,447,833)

Cash flows from investing activities:
Capital expenditures	(340,729)	(340,222)	(1,243,068)
Purchases of short term investments	(4,999,300)	-	-
Net cash used in investing activities	(5,340,029)	(340,222)	(1,243,068)

Cash flows from financing activities:
Net proceeds from exercise of warrants and options	7,420,232	3,186,364	3,013,990
Net proceeds from the sale of 2,725,339 shares
of common stock ($7.35 per share)	18,565,420	-	-
Deferred transaction costs	-	(159,027)	-
Repayment of notes payable	-	-	(130,329)
Net cash provided by financing activities	25,985,652	3,027,337	2,883,661
Net (decrease) increase in cash and cash equivalents	12,174,794	(4,510,771)	(3,807,240)
Cash and cash equivalents at beginning of period	2,321,519	6,832,290	10,639,530
Cash and cash equivalents at end of period	$14,496,313	$2,321,519	$6,832,290

Cash paid for interest on notes payable	$-	$-	$10,192

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

Cumulative Effect of Changes in Accounting Principles
      On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). In accordance with ASC 815-40, the cumulative effect of the change in accounting principle recorded by SIGA in connection with certain warrants to acquire shares of the Company’s common stock (see Note 5), was recognized by SIGA as an adjustment to the opening balance of accumulated deficit as summarized in the following table:

	As reported on	As adjusted on	Effect of change
	December 31, 2008	January 1, 2009	in accounting
	(Restated)	(Restated)	principle
Common stock warrants	$-	$2,710,000	$2,710,000
Accumulated deficit	(72,158,791)	(74,868,791)	(2,710,000)

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

     As of December 31, 2009 the Company’s short-term investments consisted of approximately $5.0 million invested in United States Treasury Bills with a maturity date of April 1, 2010. The Company classified this investment as available for sale. As of December 31, 2009, the unrealized gain relating to this investment was immaterial.

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

      The Company incurred losses for the years ended December 31, 2009, 2008, and 2007, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At December 31, 2009, 2008, and 2007, outstanding options to purchase 6,249,917, 7,696,054, and 8,159,768, shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $9.32 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive. At December 31, 2009, 2008, and 2007, outstanding warrants to purchase 5,011,141 (restated), 7,456,406 (restated), and 8,262,377, shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.16 (restated) to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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
     SIGA uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. At December 31, 2009 and December 31, 2008, the fair value of such warrants was as follows:

	2009	2008
	(Restated)	(Restated)
Common stock warrants classified as current liabilities	$3,260,000	$-
Common stock warrants classified as long term liabilities	9,733,870	4,476,770
Total	$12,993,870	$4,476,770

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

3. Restatement of Consolidated Financial Statements

Background

     On September 28, 2010, the Company concluded, based on the recommendation of management, that the previously issued consolidated financial statements for the years ended December 31, 2009 and 2008 included in the Company’s most recently filed Form 10-K, and the quarterly periods from June 30, 2008 through June 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate charges resulting from required anti-dilution adjustments to certain outstanding warrants (the “Warrants”).

Impact of the Restatement

     The cumulative effect of these adjustments on the Company’s financial statements is a 4% increase in accumulated deficit in the amount of $3.3 million as of December 31, 2009. This amount also reflects the sum of adjustments to net loss for the seven quarters in the period ended December 31, 2009. Moreover, the adjustment results in the issuance of additional warrants to acquire approximately 710,000 shares of common stock. These adjustments neither impact the net cash used in operating activities nor change the cash and cash equivalents account balances for the Affected Periods.

The effects of the restatement on the consolidated balance sheets as are summarized in the following table:

	December 31, 2009			December 31, 2008
	As			As
	Originally			Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$14,496,313		$14,496,313	$2,321,519		$2,321,519
Short term investments	4,999,300		4,999,300	-		-
Accounts receivable	2,405,861		2,405,861	1,959,608		1,959,608
Deferred transaction costs	-		-	581,358		581,358
Prepaid expenses	1,585,072		1,585,072	1,392,607		1,392,607
Total current assets	23,486,546		23,486,546	6,255,092		6,255,092

Property, plant and equipment, net	1,225,656		1,225,656	1,360,018		1,360,018
Goodwill	898,334		898,334	898,334		898,334
Other assets	304,751		304,751	283,856		283,856
Total assets	$25,915,287		$25,915,287	$8,797,300		$8,797,300
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,458,013		$3,458,013	1,806,073		1,806,073
Accrued expenses and other	740,333		740,333	1,210,496		1,210,496
Deferred revenue	1,570,234		1,570,234	1,302,600		1,302,600
Common stock warrants	3,260,000		3,260,000	-		-
Total current liabilities	9,028,580		9,028,580	4,319,169		4,319,169

Common stock warrants	6,398,216	3,335,654	9,733,870	2,923,532	1,553,238	4,476,770
Total liabilities	15,426,796	3,335,654	18,762,450	7,242,701	1,553,238	8,795,939

Stockholders' equity
Common stock	4,306		4,306	3,538		3,538
Additional paid-in capital	101,417,677		101,417,677	72,156,614		72,156,614
Accumulated deficit (See Note 2)	(90,933,492)	(3,335,654)	(94,269,146)	(70,605,553)	(1,553,238)	(72,158,791)
Total stockholders' equity	10,488,491	(3,335,654)	7,152,837	1,554,599	(1,553,238)	1,361
Total liabilities and stockholders' equity	$25,915,287		$25,915,287	$8,797,300	$-	$8,797,300

     The effects of the restatement on the consolidated statements of operations are summarized in the following table:

	Year ended December 31, 2009			Year ended December 31, 2008
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Revenues
Research and development	$13,811,858		$13,811,858	$8,065,618		$8,065,618

Operating expenses
Selling, general and administrative	7,533,167		7,533,167	4,608,089		4,608,089
Research and development	17,423,453		17,423,453	11,612,892		11,612,892
Patent preparation fees	734,165		734,165	581,548		581,548
Total operating expenses	25,690,785		25,690,785	16,802,529		16,802,529
Operating loss	(11,878,927)		(11,878,927)	(8,736,911)		(8,736,911)

Decrease (increase) in fair value of common
stock rights and common stock warrants	(5,740,449)	(1,782,416)	(7,522,865)	43,482	(1,553,238)	(1,509,756)
Other income (expense), net	1,437		1,437	94,052		94,052
Net loss	$(17,617,939)	$(1,782,416)	$(19,400,355)	$(8,599,377)	$(1,553,238)	$(10,152,615)

Weighted average shares outstanding: basic
and diluted	37,463,255		37,463,255	34,732,625		34,732,625
Net loss per share: basic and diluted	$(0.47)	$(0.05)	$(0.52)	$(0.25)	$(0.04)	$(0.29)

      The effects of the restatement on the consolidated statements of cash flows are summarized in the following table:

	Year ended December 31, 2009			Year ended December 31, 2008
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(17,617,939)	$(1,782,416)	$(19,400,355)	$(8,599,377)	$(1,553,238)	$(10,152,615)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	475,091		475,091	459,882		459,882
(Increase) decrease in fair value
of rights and warrants	5,740,449	1,782,416	7,522,865	(43,482)	1,553,238	1,509,756
Stock based compensation	2,141,772		2,141,772	1,041,293		1,041,293
Changes in assets and liabilities:
Accounts receivable	(446,253)		(446,253)	(973,119)		(973,119)
Prepaid expenses	(192,465)		(192,465)	(1,262,492)		(1,262,492)
Other assets	(20,895)		(20,895)	(22,090)		(22,090)
Deferred revenue	267,634		267,634	1,302,600		1,302,600
Accounts payable and accrued expenses	1,181,777		1,181,777	898,899		898,899
Net cash used in operating activities	(8,470,829)		(8,470,829)	(7,197,886)		(7,197,886)

Cash flows from investing activities:
Capital expenditures	(340,729)		(340,729)	(340,222)		(340,222)
Purchases of short term investments	(4,999,300)		(4,999,300)	-		-
Net cash used in investing activities	(5,340,029)		(5,340,029)	(340,222)		(340,222)
Cash flows from financing activities:
Net proceeds from exercise of
warrants and options	7,420,232		7,420,232	3,186,364		3,186,364
Net proceeds from the sale of 2,725,339 shares
of common stock ($7.35 per share)	18,565,420		18,565,420	-		-
Deferred transaction costs	-		-	(159,027)		(159,027)
Net cash provided by financing activities	25,985,652		25,985,652	3,027,337		3,027,337
Net (decrease) increase in cash and cash equivalents	12,174,794		12,174,794	(4,510,771)		(4,510,771)
Cash and cash equivalents at beginning of period	2,321,519		2,321,519	6,832,290		6,832,290
Cash and cash equivalents at end of period	$14,496,313		$14,496,313	$2,321,519		$2,321,519

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

5. Stockholders’ Equity

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

      On April 29, 2009, SIGA and M&F entered into a letter agreement (the “Extension Agreement”) extending the Investment Period of the Company’s Letter Agreement with M&F through June 19, 2010 and increasing the number of draws pursuant to the Investment Commitment and the Investment Option to no more than six. On April 30, 2009 the Company issued M&F 490,196 shares of common stock and 196,078 warrants to acquire common stock in exchange for total proceeds of $1.5 million. The warrants are exercisable until April 30, 2013, for an initial exercise price of $3.519 per share. On September 17, 2009 the Company issued M&F 326,797 shares of common stock and 130,719 warrants to acquire common stock in exchange for total proceeds of $1.0 million. The warrants are exercisable until September 17, 2013, for an initial exercise price of $3.519 per share. The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as amended, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the amended Letter Agreement. As of December 31, 2009, $5.5 million of the commitment remains outstanding.

      In addition and in consideration for the commitment of M&F, on June 19, 2008, M&F received warrants to purchase 238,000 shares of SIGA common stock, initially exercisable at $3.06 (the “Commitment Warrants”). The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as amended, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the amended Letter Agreement. The Commitment Warrants are exercisable until June 19, 2012. The Company initially recorded all costs related to the Letter Agreement, including the fair value of the Commitment Warrants, as deferred transaction costs. Upon the issuance of common stock and warrants to purchase shares of common stock on April 30, 2009, the Company recorded a reduction in its additional paid-in capital for the effect of the related transaction costs.

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

2006 and 2005 Placements (Restated)
     In 2006 and 2005 the Company sold shares of SIGA common stock and warrants to purchase shares of common stock. In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share. In 2005, the Company issued 579,192 warrants with an initial exercise price of $1.18 per share. Due to the effect of certain anti-dilution provisions in such warrants, the Company adjusted the number of shares issuable under such warrants and increased the number of issuable shares by 652,038 and 11,601 for the 2006 and 2005 placements, respectively. The respective exercise prices of the warrants issued in these placements were also adjusted. As a result, at December 31, 2009, 1,652,038 warrants at an exercise price of $3.02 and 590,793 warrants at an exercise price of $1.16 were outstanding. The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as amended, as well as the exercise price of those warrants may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the amended Letter Agreement. These warrants may be exercised through and including the seventh anniversary of their respective closing dates.

      The Company accounted for the transactions under the provisions of ASC 815 which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. ASC 815 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At December 31, 2009, the fair market value of the warrants issued in 2006 and 2005 was $6.9 million and $2.9 million, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the year ended December 31, 2009, SIGA recorded a loss of $5.3 million as a result of a net increase in the 2005 and 2006 placement warrants’ fair value.

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

		Weighted
	Number of	Average
	Shares	Intrinsic Value
Nonvested options at December 31, 2008	1,452,291	$0.41
Nonvested options at December 31, 2009	1,180,165	2.22
Options vested during 2009	340,627	2.88
Options available for future grant at December 31, 2009	584,464
Weighted average fair value of options granted during 2009	$4.29
Weighted average fair value of options granted during 2008	$1.72
Weighted average fair value of options granted during 2007	$1.87
Weighted average fair value of options forfeited during 2009	$3.25
Weighted average fair value of options forfeited during 2008	$1.70
Weighted average fair value of options forfeited during 2007	$1.33
Total intrinsic value of options exercised during 2009	$6,959,180
Total intrinsic value of options exercised during 2008	$937,630
Total intrinsic value of options exercised during 2007	$506,000

     The following table summarizes information about options outstanding at December 31, 2009:

		Weighted Average			Number of	Weighted
Range of	Number of	Remaining	Weighted	Number Fully	Options	Average	Aggregate
Exercise	Options	Contractual Life	Average	Vested and	Expected to	Exercise	Intrinsic
Price	Outstanding	(Years)	Exercise Price	Exercisable	Vest	Price	Value
0.94 - 1.85	1,298,750	4.59	$1.36	1,298,750	-	$1.36	$5,764,740
2.00 - 2.73	3,181,000	2.75	2.47	2,747,667	414,894	2.47	9,146,952
3.10 - 5.95	1,311,667	7.84	3.66	788,336	501,063	3.74	1,635,577
6.10 - 9.32	333,500	9.52	7.35	110,000	213,990	6.17	-
	6,124,917			4,944,753	1,129,947		$16,547,269

     On December 31, 2009 and 2008, 500,000 and 600,000 of the Company’s outstanding options, respectively, were subject to specific performance conditions which included revenue thresholds and regulatory approval of our lead drug candidate. None of these options were vested on December 31, 2009.

     The following tables summarize information about warrants outstanding at December 31, 2009:

		Weighted Average
	Number of Warrants	Exercise Price
Outstanding at January 1, 2007	9,441,915	$2.52
Granted	-	-
Exercised	(1,179,538)	2.26
Canceled / Expired	-	-
Outstanding at December 31, 2007	8,262,377	$2.55
Granted (Restated)	868,839	3.06
Exercised	(595,624)	2.62
Canceled / Expired	(1,079,186)	3.34
Outstanding at December 31, 2008 (Restated)	7,456,406	$2.23
Granted (Restated)	405,347	3.25
Exercised	(2,850,612)	1.87
Canceled / Expired	-	-
Outstanding at December 31, 2009 (Restated)	5,011,141	$3.17

Number of
Warrants
Outstanding	Exercise Price ($)
(Restated)	(Restated)
2,523,146	1.16 - 1.88
1,919,438	3.02
568,557	3.21 - 4.91
5,011,141

     In November 2009, a holder exercised warrants to acquire 1,824,412 shares of the Company’s common stock that were settled in a cashless transaction in exchange for 1,379,747 shares of SIGA common stock. This exercise is included in the summary above.

7. Related Parties

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

10. Income Taxes

     The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $52.0 million at December 31, 2009 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin expiring in 2010 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards is subject to limitation. The net operating loss carryforwards and temporary differences, arising primarily from deferred research and development expenses and differences in the treatment of intangible assets, result in a noncurrent deferred tax asset at December 31, 2009 and 2008 of approximately $28.4 and $24.5 million, respectively. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

     At December 31, 2009 and 2008, the Company’s deferred tax assets (in thousands) are comprised of the following:

	2009	2008
Net Operating Losses	20,302	17,271
Deferred Research and Development Costs	6,613	5,607
Amortization of Acquired Assets	571	683
Stock Based Compensation	-	-
Depreciation of Property Plant and Equipment	866	984
Total Deferred Tax Asset	28,352	24,545
Valuation Allowance	(28,352)	(24,545)
Net Deferred Tax Assets	$-	$-

     Following is a summary of changes in our valuation allowance for deferred tax assets as of and for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	Balance at	Additions Charged to		Balance at End of
	Beginning of Year	Costs and Expenses	Deductions	Year
2009	$24,545	$3,919	$112	$28,352
2008	21,621	3,020	96	24,545
2007	19,057	2,603	39	21,621

     For the years ended December 31, 2009 and 2008, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded, state taxes and other permanent differences.

      The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 34% as follows:

	2009	2008
	(Restated)	(Restated)
Statutory federal income tax rate	-34.00%	-34.00%
State tax benefit, net of federal taxes	-2.52%	-4.10%
Other	16.94%	8.54%
Valuation allowance on deferred tax assets	19.58%	29.56%
Effective tax rate	0.00%	0.00%

11. Commitments and Contingencies

Operating lease commitments
     As of December 31, 2009, our purchase obligations are not material. The Company leases certain facilities and office space under operating leases. Minimum future rental commitments under operating leases having non-cancelable lease terms in excess of one year and future minimum payments under notes payable are as follows:

2010	562,808
2011	573,077
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

12. Restated Financial Information By Quarter (Unaudited) (in thousands, except for per share data)

2009, For The Quarter Ended	March 30,	June 30,	September 30,	December 31,
	As	As	As	As Originally	As
	Restated	Restated	Restated	Reported	Restated
Revenues	$1,926	$4,009	$3,922	$3,955	$3,955
Selling, general & administrative	2,060	1,802	1,522	2,149	2,149
Research and development	2,697	4,713	4,828	5,185	5,185
Patent preparation fees	109	84	191	350	350
Operating loss	(2,940)	(2,590)	(2,619)	(3,730)	(3,730)
Net income (loss)	(8,080)	(12,581)	(1,190)	1,049	2,450
Net loss per share: basic and diluted	$(0.23)	$(0.34)	$(0.03)	$0.02	$0.07
Market price range for common stock
High	$5.86	$8.88	$8.63	$10.09	$10.09
Low	$3.15	$4.73	$6.25	$4.83	$4.83

2008, For The Quarter Ended	March 30,	June 30,	September 30,	December 31,
		As	As	As Originally	As
		Restated	Restated	Reported	Restated
Revenues	$1,983	$1,732	$1,863	$2,488	$2,488
Selling, general & administrative	1,005	1,165	945	1,493	1,493
Research and development	2,836	2,500	2,853	3,424	3,424
Patent preparation fees	130	134	198	120	120
Operating loss	(1,988)	(2,067)	(2,134)	(2,548)	(2,548)
Net income (loss)	(858)	(4,660)	(3,416)	(1,571)	(1,218)
Net loss per share: basic and diluted	$(0.03)	$(0.13)	$(0.10)	$(0.04)	$(0.03)
Market price range for common stock
High	$3.06	$3.80	$4.00	$3.57	$3.57
Low	$1.93	$2.18	$2.36	$2.19	$2.19

      As previously discussed in Note 3, the Company concluded that the previously issued quarterly periods for the three and nine months ended September 30, 2009 and 2008, the three and six months ended June 30, 2009 and 2008, and the three months ended March 31, 2009 included in the Company’s quarterly reports on Forms 10-Q are no longer reliable.

      The effects of the restatement on the unaudited consolidated balance sheets are summarized in the following tables:

	September 30, 2009			September 30, 2008
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Total current assets	5,674		5,674	7,190		7,190
Total noncurrent assets	2,491		2,491	2,607		2,607
Total assets	$8,165		$8,165	$9,797		$9,797
Total current liabilities	9,744		9,744	3,348		3,348
Common stock warrants	9,915	4,738	14,653	4,166	1,907	6,073
Total liabilities	19,659	4,738	24,397	7,514	1,907	9,421
Common stock and additional paid-in capital	80,488		80,488	71,318		71,318
Accumulated deficit	(91,982)	(4,738)	(96,720)	(69,034)	(1,907)	(70,941)
Total stockholders' equity	(11,494)	(4,738)	(16,232)	2,284	(1,907)	377
Total liabilities and stockholders' equity	$8,165		$8,165	$9,798		$9,798

	June 30, 2009			June 30, 2008
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Total current assets	5,926		5,926	7,409		7,409
Total noncurrent assets	2,498		2,498	2,587		2,587
Total assets	$8,424		$8,424	$9,996		$9,996
Total current liabilities	10,812		10,812	1,722		1,722
Common stock warrants	10,759	4,976	15,735	3,253	1,519	4,772
Total liabilities	21,571	4,976	26,547	4,975	1,519	6,494
Common stock and additional paid-in capital	77,406		77,406	71,026		71,026
Accumulated deficit	(90,553)	(4,976)	(95,529)	(66,005)	(1,519)	(67,524)
Total stockholders' equity	(13,147)	(4,976)	(18,123)	5,021	(1,519)	3,502
Total liabilities and stockholders' equity	$8,424		$8,424	$9,996		$9,996

	March 31, 2009
	As Originally
	Reported	Adjustments	As Restated
Total current assets	4,970		4,970
Total noncurrent assets	2,436		2,436
Total assets	$7,406		$7,406
Total current liabilities	8,059		8,059
Common stock warrants	5,708	2,748	8,456
Total liabilities	13,767	2,748	16,515
Common stock and additional paid-in capital	73,839		73,839
Accumulated deficit	(80,200)	(2,748)	(82,948)
Total stockholders' equity	(6,361)	(2,748)	(9,109)
Total liabilities and stockholders' equity	$7,406		$7,406

      The effects of the restatement on the unaudited consolidated statements of operations are summarized in the following tables:

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Revenues	$3,922		$3,922	$9,857		$9,857
Total operating expenses	6,541		6,541	18,006		18,006
Operating loss	(2,619)		(2,619)	(8,149)		(8,149)
Decrease (increase) in fair value of common
stock rights and common stock warrants	1,190	239	1,429	(10,517)	(3,184)	(13,701)
Net loss	$(1,429)	$239	$(1,190)	$(18,666)	$(3,184)	$(21,850)
Weighted average shares outstanding: basic
and diluted	37,675		37,675	36,761		36,761
Net loss per share: basic and diluted	$(0.04)	$0.01	$(0.03)	$(0.51)	$(0.08)	$(0.59)

	Three months ended June 30, 2009			Six months ended June 30, 2009
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Revenues	$4,009		$4,009	$5,935		$5,935
Total operating expenses	6,599		6,599	11,465		11,465
Operating loss	(2,590)		(2,590)	(5,530)		(5,530)
Decrease (increase) in fair value of common
stock rights and common stock warrants	(7,763)	(2,228)	(9,991)	(11,708)	(3,423)	(15,131)
Net loss	$(10,353)	$(2,228)	$(12,581)	$(17,238)	$(3,423)	$(20,661)
Weighted average shares outstanding: basic
and diluted	36,748		36,748	36,293		36,293
Net loss per share: basic and diluted	$(0.28)	$(0.06)	$(0.34)	$(0.47)	$(0.10)	$(0.57)

	Three months ended March 31, 2009
	As Originally
	Reported	Adjustments	As Restated
Revenues	$1,926		$1,926
Total operating expenses	4,866		4,866
Operating loss	(2,940)		(2,940)
Decrease (increase) in fair value of common
stock rights and common stock warrants	(3,945)	(1,195)	(5,140)
Net loss	$(6,885)	$(1,195)	$(8,080)
Weighted average shares outstanding: basic
and diluted	35,838		35,838
Net loss per share: basic and diluted	$(0.19)	$(0.04)	$(0.23)

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Revenues	$1,863		$1,863	$5,577		$5,577
Total operating expenses	3,997		3,997	11,767		11,767
Operating loss	(2,134)		(2,134)	(6,190)		(6,190)
Decrease (increase) in fair value of common
stock rights and common stock warrants	(913)	(387)	(1,300)	(923)	(1,907)	(2,830)
Other income, net	18		18	85		85
Net loss	$(3,029)	$(387)	$(3,416)	$(7,028)	$(1,907)	$(8,935)
Weighted average shares outstanding: basic
and diluted	35,109		35,109	34,525		34,525
Net loss per share: basic and diluted	$(0.09)	$(0.01)	$(0.10)	$(0.20)	$(0.06)	$(0.26)

	Three months ended June 30, 2008			Six months ended June 30, 2008
	As Originally			As Originally
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Revenues	$1,732		$1,732	$3,715		$3,715
Total operating expenses	3,799		3,799	7,770		7,770
Operating loss	(2,067)		(2,067)	(4,055)		(4,055)
Decrease (increase) in fair value of common
stock rights and common stock warrants	(1,097)	(1,519)	(2,616)	(10)	(1,519)	(1,529)
Other income, net	23		23	66		66
Net loss	$(3,141)	$(1,519)	$(4,660)	$(3,999)	$(1,519)	$(5,518)
Weighted average shares outstanding: basic
and diluted	34,507		34,507	34,227		34,227
Net loss per share: basic and diluted	$(0.09)	$(0.04)	$(0.13)	$(0.12)	$(0.04)	$(0.16)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2009 because of a material weakness in our internal control over financial reporting, as described below.

     Management’s Report on Internal Control over Financial Reporting (Restated)

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

     In connection with the restatement discussed below and in Note 3 to our consolidated financial statement in this Form 10-K/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's reassessment, management is restating its original report and has concluded that the Company's internal control over financial reporting was not operating properly and therefore was not effective as of December 31, 2009, because of a material weakness relating to the timely application of certain anti-dilution provisions contained in certain outstanding warrant agreements. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock rights and common stock warrants and accumulated deficit accounts and related financial disclosures that was not prevented or detected on a timely basis. The material weakness described above resulted in a restatement of the Company's consolidated financial statements as discussed below and in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K/A.

     The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

     Restatement of Consolidated Financial Statements

     On September 28, 2010, the Company concluded, based on the recommendation of management, that the previously issued consolidated financial statements for the years ended December 31, 2009 and 2008, included in the Company’s most recently filed Form 10-K, and the quarterly periods from June 30, 2008 through June 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”). These adjustments were triggered by the application of certain anti-dilution provisions included in the agreements governing the Warrants and resulted in the issuance of additional warrants to acquire shares of common stock and additional non-cash charges which were not recorded in the appropriate accounting periods. The Company has determined that financial statements in the Affected Periods should be restated to reflect these non-cash charges.

     Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

     Remediation Plan

     Management has been actively engaged in developing a remediation plan to address the material weakness. Implementation of the remediation plan is in process and consists of redesigning quarterly procedures to enhance management’s identification, capture, review, approval and recording of contractual terms included in active contracts or arrangements.

     Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance of the Registrant

      There are no changes to this section as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 11. Executive Compensation

      There are no changes to this section as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     There are no changes to this section as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     There are no changes to this section as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 14. Principal Accountant Fees and Services

     There are no changes to this section as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date: October 19, 2010	By:	/s/ Eric A. Rose
Eric A. Rose, M.D.
Chief Executive Officer