Form 10-Q/A
period 2010-03-31
SIGA TECHNOLOGIES INC
filed 2010-10-20
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q/A
(Amendment No. 1)

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

SIGA TECHNOLOGIES, INC.
FORM 10-Q/A
 EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-Q/A (the “Amended Filing” or "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three months ended March 31, 2010 as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on May 4, 2010.

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

The cumulative effect of these non-cash adjustments on the Company’s financial statements is a 4% increase in accumulated deficit in the amount of $3.9 million as of March 31, 2010. This amount also reflects the sum of adjustments to net loss for the eight quarters in the period ended March 31, 2010. Moreover, the adjustment results in the issuance of additional warrants to acquire approximately 710,000 shares of common stock. These adjustments neither impact the net cash used in operating activities nor change the cash and cash equivalents account balances for the Affected Periods.

Restatement of Other Financial Statements

Along with the filing of this Form 10-Q/A, we are concurrently filing amendments to our Annual Report on Form 10-K for 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. The amendment to our Quarterly Report on Form 10-Q is being filed to restate our unaudited consolidated financial statements and related financial information for the quarterly period ended March 31, 2010. The amendment to our Annual Report on Form 10-K is being filed to restate our consolidated financial statements for the fiscal years ended December 31, 2009 and December 31, 2008, our selected financial data as included in Item 6 – “Selected Financial Data,” as well as our selected unaudited consolidated financial data (excluding footnotes) for the quarterly periods from June 30, 2008 through December 31, 2009 included in Item 8 – “Financial Statements and Supplementary Data.” In addition, we are also concurrently filing our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, in which we are restating our financial information for the three and six month periods ended June 30, 2010.

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

Internal Control Considerations

Management determined that there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part I - Item 4 of the Amended Filing. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of the Company’s disclosure controls and procedures and the material weakness identified, see Part I - Item 4 included in this Amended Filing.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:
  Part I – Item 1. Restated Financial Statements;

  Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

  Part I – Item 4. Controls and Procedures;

  Part II – Item 1A. Risk Factors; and

  Part II – Item 6. Exhibits.
In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

The sections of the Form 10-Q which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing is as of the date of the Original Filing on the Form 10-Q and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the restatement of the Company’s consolidated financial statements.

SIGA TECHNOLOGIES, INC.
FORM 10-Q/A

PART I – FINANCIAL INFORMATION

Item 1 – Restated Financial Statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$8,508,027	$14,496,313
Short term investments	8,749,925	4,999,300
Accounts receivable	3,308,935	2,405,861
Prepaid expenses	608,450	1,585,072
Other current assets	63,996	-
Total current assets	21,239,333	23,486,546

Property, plant and equipment, net	1,265,531	1,225,656
Goodwill	898,334	898,334
Other assets	312,252	304,751
Total assets	$23,715,450	$25,915,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,963,926	$3,458,013
Accrued expenses and other	623,722	740,333
Deferred revenue	662,211	1,570,234
Common stock warrants	3,640,000	3,260,000
Total current liabilities	8,889,859	9,028,580

Common stock warrants	11,250,056	9,733,870
Total liabilities	20,139,915	18,762,450

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
43,573,727 and 43,061,635 issued and outstanding at March 31, 2010
and December 31, 2009, respectively)	4,357	4,306
Additional paid-in capital	102,776,129	101,417,677
Accumulated other comprehensive income	1,323	-
Accumulated deficit	(99,206,274)	(94,269,146)
Total stockholders' equity	3,575,535	7,152,837
Total liabilities and stockholders' equity	$23,715,450	$25,915,287

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Restated)	(Restated)
Revenues
Research and development	$5,075,211	$1,925,777

Operating expenses
Selling, general and administrative	1,968,791	2,059,031
Research and development	5,827,023	2,697,382
Patent preparation fees	320,339	109,130
Total operating expenses	8,116,153	4,865,543

Operating loss	(3,040,942)	(2,939,766)

Increase in fair value of common
stock rights and common stock warrants	(1,896,186)	(5,139,522)
Net loss	$(4,937,128)	$(8,079,288)

Unrealized gain (loss) on securities	1,323	-
Comprehensive loss	$(4,935,805)	$(8,079,288)

Weighted average shares outstanding: basic and diluted	43,196,362	35,838,346
Net loss per share: basic and diluted	$(0.11)	$(0.23)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(4,937,128)	$(8,079,288)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	128,439	112,822
Increase in fair value of rights and warrants	1,896,186	5,139,522
Stock based compensation	244,662	384,766
Changes in assets and liabilities:
Accounts receivable	(903,074)	712,336
Prepaid expenses	976,622	(184,943)
Other current assets	(63,996)	-
Other assets	(7,501)	(7,037)
Deferred revenue	(908,023)	35,360
Accounts payable and accrued expenses	389,302	(165,497)
Net cash used in operating activities	(3,184,511)	(2,051,959)
Cash flows from investing activities:
Capital expenditures	(168,314)	-
Purchases of short term investments	(3,749,302)	-
Net cash used in investing activities	(3,917,616)	-
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,113,841	1,294,100
Net cash provided by financing activities	1,113,841	1,294,100
Net (decrease) increase in cash and cash equivalents	(5,988,286)	(757,859)
Cash and cash equivalents at beginning of period	14,496,313	2,321,519
Cash and cash equivalents at end of period	$8,508,027	$1,563,660

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

NOTES TO THE RESTATED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a bio-defense company mainly engaged in the discovery, development and commercialization of products for use in defense against biological warfare agents such as smallpox and arenaviruses. The Company’s anti-viral programs are designed to prevent or limit the replication of viral pathogens.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2009, included in the 2009 Annual Report on Form 10-K/A. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2009 Annual Report on Form 10-K/A filed on October 20, 2010. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2009 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year.

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

2. Restatement of Previously Issued Financial Statements

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

Impact of the Restatement

The cumulative effect of these adjustments on the Company’s financial statements is a 4% increase in accumulated deficit in the amount of $3.9 million as of March 31, 2010. This amount also reflects the sum of adjustments to net loss for the eight quarters in the period ended March 31, 2010. Moreover, the adjustment results in the issuance of additional warrants to acquire approximately 710,000 shares of common stock. These adjustments neither impact the net cash used in operating activities nor change the cash and cash equivalents account balances for the Affected Periods.

The comparative periods have been restated as disclosed in Note 12 of our Annual Report on Form 10-K/A for the year ended December 31, 2009, which was filed concurrently with this Quarterly Report on Form 10-Q/A.

The effects of the restatement on the unaudited consolidated balance sheet are summarized in the following table:

	March 31, 2010
	As Originally
	Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$8,508,027		$8,508,027
Short term investments	8,749,925		8,749,925
Accounts receivable	3,308,935		3,308,935
Prepaid expenses	608,450		608,450
Other current assets	63,996		63,996
Total current assets	21,239,333		21,239,333

Property, plant and equipment, net	1,265,531		1,265,531
Goodwill	898,334		898,334
Other assets	312,252		312,252
Total assets	$23,715,450		$23,715,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,963,926		$3,963,926
Accrued expenses and other	623,722		623,722
Deferred revenue	662,211		662,211
Common stock warrants	3,640,000		3,640,000
Total current liabilities	8,889,859		8,889,859

Common stock warrants	7,386,732	3,863,324	11,250,056
Total liabilities	16,276,591	3,863,324	20,139,915

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
43,573,727 and 43,061,635 issued and outstanding at March 31,
2010, and December 31, 2009, respectively)	4,357		4,357
Additional paid-in capital	102,776,129		102,776,129
Accumulated other comprehensive income	1,323		1,323
Accumulated deficit	(95,342,950)	(3,863,324)	(99,206,274)
Total stockholders' equity	7,438,859	(3,863,324)	3,575,535
Total liabilities and stockholders' equity	$23,715,450		$23,715,450

The effects of the restatement on the unaudited consolidated statement of operations are summarized in the following table:

	Three months ended March 31, 2010
	As Originally
	Reported	Adjustments	As Restated
Revenues
Research and development	$5,075,211		$5,075,211

Operating expenses
Selling, general and administrative	1,968,791		1,968,791
Research and development	5,827,023		5,827,023
Patent preparation fees	320,339		320,339
Total operating expenses	8,116,153		8,116,153

Operating loss	(3,040,942)		(3,040,942)

Increase in fair value of common
stock rights and common stock warrants	(1,368,516)	(527,670)	(1,896,186)
Net loss	$(4,409,458)	$(527,670)	$(4,937,128)

Unrealized gain (loss) on securities	1,323		1,323
Comprehensive loss	$(4,408,135)		$(4,935,805)

Weighted average shares outstanding: basic and diluted	43,196,362		43,196,362
Net loss per share: basic and diluted	$(0.10)	$(0.01)	$(0.11)

The effects of the restatement on the unaudited consolidated statement of cash flows are summarized in the following table:

	Three Months Ended March 31, 2010
	As Originally
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(4,409,458)	$(527,670)	$(4,937,128)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	128,439		128,439
Increase in fair value of rights and warrants	1,368,516	527,670	1,896,186
Stock based compensation	244,662		244,662
Changes in assets and liabilities:
Accounts receivable	(903,074)		(903,074)
Prepaid expenses	976,622		976,622
Other current assets	(63,996)		(63,996)
Other assets	(7,501)		(7,501)
Deferred revenue	(908,023)		(908,023)
Accounts payable and accrued expenses	389,302		389,302
Net cash used in operating activities	(3,184,511)		(3,184,511)
Cash flows from investing activities:
Capital expenditures	(168,314)		(168,314)
Purchases of short term investments	(3,749,302)		(3,749,302)
Net cash used in investing activities	(3,917,616)		(3,917,616)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,113,841		1,113,841
Net cash provided by financing activities	1,113,841		1,113,841
Net (decrease) increase in cash and cash equivalents	(5,988,286)		(5,988,286)
Cash and cash equivalents at beginning of period	14,496,313		14,496,313
Cash and cash equivalents at end of period	$8,508,027		$8,508,027

3. Significant Accounting Policies

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

Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents consist of cash in banks and highly liquid investments with original maturities of 90 days or less.

Highly liquid investments with maturities greater than 90 days and less than one year are classified as short-term investments. Such investments are generally money market funds, bank certificates of deposit, and U.S. Treasury bills.

As of March 31, 2010 the Company’s short-term investments consisted of approximately $5.0 million and $3.75 million invested in U.S. Treasury bills with maturity dates of April 1, 2010 and April 8, 2010, respectively. The Company classified these investments as available for sale. As of March 31, 2010, the unrealized gain relating to this investment was $1,323.

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

The Company incurred losses for the three months ended March 31, 2010 and 2009. As a result, certain equity instruments are excluded from the calculation of diluted loss per share. At March 31, 2010 and 2009, outstanding options to purchase 5,766,352 and 7,176,346 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $9.32 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive. At March 31, 2010 and 2009, outstanding warrants to purchase 5,003,141 (restated) and 7,055,706 (restated) shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.16 (restated) to $4.99 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

	March 31,	December 31,
	2010	2009
	(Restated)	(Restated)
Common stock warrants classified as current liabilities	$3,640,000	$3,260,000
Common stock warrants classified as long term liabilities	$11,250,056	9,733,870
Total	$14,890,056	$12,993,870

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

4. Stockholders’ Equity

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

2006 and 2005 Placements (Restated)
 In 2006 and 2005 the Company sold shares of its common stock and warrants to purchase shares of common stock. In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share. In 2005, the Company issued 579,192 warrants with an initial exercise price of $1.18 per share. Due to the effect of certain anti-dilution provisions in such warrants, the Company adjusted the number of shares issuable under such warrants and increased the number of issuable shares by 652,038 and 11,601 for the 2006 and 2005 placements, respectively. The respective exercise prices of the warrants issued in these placements were also adjusted. As a result, at March 31, 2010, 1,652,038 warrants at an exercise price of $3.02 and 590,793 warrants at an exercise price of $1.16 were outstanding. The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as amended, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the amended Letter Agreement. These warrants may be exercised through and including the seventh anniversary of their respective issuance dates.

The Company accounted for the transactions under the provisions of ASC 815 which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. ASC 815 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At March 31, 2010, the fair market value of the warrants issued in 2006 and 2005 was $7.9 million and $3.3 million, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the three months ended March 31, 2010, SIGA recorded a loss of $1.5 million as a result of a net increase in the 2005 and 2006 placement warrants’ fair value.

5. Research Agreements

In February 2010, the Company was awarded a $2.8 million contract with options for up to $9.9 million from the Department of Defense's Transformational Medical Technologies Initiative (TMTI) through the Defense Threat Reduction Agency (DTRA) to support the pre-clinical development and Investigation New Drug (IND) filing of a broad spectrum antiviral drug candidate.

6. Related Parties

On June 19, 2008, SIGA entered into a Letter Agreement with M&F, a related party, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million. M&F has the option, during the term of the Letter Agreement, to invest in the Company under the investment terms outlined in the Letter Agreement (See Note 4).

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

8. Commitments and Contingencies

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

Restatement

      As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

      The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Reports on Form 10-Q for the three months ended March 31, 2010.

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

Critical Accounting Policies and Estimates

      Note 3 of the Notes to the Consolidated Financial Statements includes a summary of all of the significant accounting policies. There were no significant changes to the critical accounting policies described in the 2009 Annual Report on Form 10-K/A.

Cumulative Effect of Changes in Accounting Principles

      On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board ASC 815, Derivatives and Hedging (“ASC 815”) . In accordance with ASC 815, the cumulative effect of the change in accounting principle recorded by SIGA in connection with certain warrants to acquire shares of the Company’s common stock (see Note 4) was recognized by SIGA as an adjustment to the opening balance of retained earnings as summarized in the following table:

	As reported on	As adjusted on
	December 31, 2008	January 1, 2009	Effect of change in
	(Restated)	(Restated)	accounting principle
Common stock warrants	$-	$2,710,000	$2,710,000
Accumulated deficit	(72,158,791)	(74,868,791)	(2,710,000)

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

     Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the three months ended March 31, 2010 and 2009, we recorded losses of $1.9 million (restated) and $5.1 million (restated), respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three month periods.

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

Safe Harbor Statement

      This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the efficacy of potential products, the timelines for bringing such products to market and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection, for its products, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect our business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that BARDA may not complete the procurement set forth in its solicitation for the acquisition of smallpox antiviral for the strategic national stockpile, or may complete it on different terms, (ix) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts, (x) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xi) the effect of federal, state, and foreign regulation on SIGA’s businesses. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2009, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Item 4 – Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2010 because of a material weakness in our internal control over financial reporting as more fully described in Part II - Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

      Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

      There are no material changes to the Risk Factors disclosed in our Annual report on Form 10-K/A for the fiscal year ended December 31, 2009.

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

SIGA Technologies, Inc.
(Registrant)

Date: October 19, 2010	By:	/s/ Ayelet Dugary

Ayelet Dugary
Chief Financial Officer