Form 10-Q/A
period 2010-06-30
SIGA TECHNOLOGIES INC
filed 2010-10-20
CIK 1010086

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

SIGA TECHNOLOGIES, INC.
FORM 10-Q/A
EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2010 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three and six month periods ended June 30, 2010 as discussed in Note 2 to the accompanying restated unaudited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on August 5, 2010.

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

The cumulative effect of these non-cash adjustments on the Company’s financial statements is a 5% increase in accumulated deficit in the amount of $4.5 million as of June 30, 2010. This amount also reflects the sum of adjustments to net loss for the nine quarters in the period ended June 30, 2010. Moreover, the adjustment results in the issuance of additional warrants to acquire approximately 710,000 shares of common stock. These adjustments neither impact the net cash used in operating activities nor change the cash and cash equivalents account balances for the Affected Periods.

Restatement of Other Financial Statements

Along with the filing of this Form 10-Q/A, we are concurrently filing amendments to our Annual Report on Form 10-K for 2009 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. The amendment to our Quarterly Report on Form 10-Q is being filed to restate our unaudited consolidated financial statements and related financial information for the three and six month periods ended June 30, 2010. The amendment to our Annual Report on Form 10-K is being filed to restate our consolidated financial statements for the fiscal years ended December 31, 2009 and December 31, 2008, our selected financial data as included in Item 6 – “Selected Financial Data,” as well as our selected unaudited consolidated financial data (excluding footnotes) for the quarterly periods from June 30, 2008 through December 31, 2009 included in Item 8 – “Financial Statements and Supplementary Data.” In addition, we are also concurrently filing our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, in which we are restating our financial information for the three month period ended March 31, 2010.

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

SIGA TECHNOLOGIES, INC.
FORM 10-Q/A

PART I – FINANCIAL INFORMATION

Item 1 – Restated Financial Statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2010	2009
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$6,540,003	$14,496,313
Short term investments	8,749,800	4,999,300
Accounts receivable	3,445,347	2,405,861
Prepaid expenses	605,903	1,585,072
Total current assets	19,341,053	23,486,546

Property, plant and equipment, net	1,651,810	1,225,656
Goodwill	898,334	898,334
Other assets	268,665	304,751
Total assets	$22,159,862	$25,915,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,403,759	$3,458,013
Accrued expenses and other	747,928	740,333
Deferred revenue	600,927	1,570,234
Common stock warrants	4,082,000	3,260,000
Total current liabilities	9,834,614	9,028,580

Common stock warrants	13,037,536	9,733,870
Total liabilities	22,872,150	18,762,450

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
43,671,893 and 43,061,635 issued and outstanding at June 30, 2010,
and December 31, 2009, respectively)	4,367	4,306
Additional paid-in capital	103,737,034	101,417,677
Accumulated other comprehensive income	3,361	-
Accumulated deficit	(104,457,050)	(94,269,146)
Total stockholders' equity	(712,288)	7,152,837
Total liabilities and stockholders' equity	$22,159,862	$25,915,287

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues
Research and development	$4,446,753	$4,008,959	$9,521,964	$5,934,736

Operating expenses
Selling, general and administrative	$2,233,825	1,801,746	4,202,616	3,860,778
Research and development	4,929,961	4,712,863	10,756,984	7,410,245
Patent preparation fees	305,661	84,426	626,000	193,556
Total operating expenses	7,469,447	6,599,035	15,585,600	11,464,579

Operating loss	(3,022,694)	(2,590,076)	(6,063,636)	(5,529,843)

Increase in fair value of common stock rights,
common stock warrants, and treasury securities	(2,228,082)	(9,991,466)	(4,124,269)	(15,130,987)
Net loss	$(5,250,776)	$(12,581,542)	$(10,187,905)	$(20,660,830)
Unrealized gain (loss) on securities	3,361	-	3,361	-
Comprehensive loss	$(5,247,415)	$(12,581,542)	$(10,184,544)	$(20,660,830)

Weighted average shares outstanding: basic and diluted	43,620,212	36,747,909	43,408,287	36,293,128
Net loss per share: basic and diluted	$(0.12)	$(0.34)	$(0.23)	$(0.57)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(10,187,905)	$(20,660,830)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	300,751	232,471
Increase in fair value of rights and warrants	4,124,269	15,130,987
Stock based compensation	1,068,227	1,110,650
Changes in assets and liabilities:
Accounts receivable	(1,039,486)	(893,357)
Prepaid expenses	979,169	(72,106)
Other assets	36,086	3,954
Deferred revenue	(969,307)	26,520
Accounts payable and accrued expenses	953,341	796,164
Net cash used in operating activities	(4,734,855)	(4,325,547)
Cash flows from investing activities:
Capital expenditures	(726,905)	(191,787)
Proceeds from short term investments	8,750,000	-
Purchases of short term investments	(12,495,741)	-
Net cash used in investing activities	(4,472,646)	(191,787)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,251,191	3,804,086
Net cash provided by financing activities	1,251,191	3,804,086
Net (decrease) increase in cash and cash equivalents	(7,956,310)	(713,248)
Cash and cash equivalents at beginning of period	14,496,313	2,321,519
Cash and cash equivalents at end of period	$6,540,003	$1,608,271

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

Impact of the Restatement

The cumulative effect of these adjustments on the Company’s financial statements is a 5% increase in accumulated deficit in the amount of $4.5 million as of June 30, 2010. This amount also reflects the sum of adjustments to net loss for the nine quarters in the period ended June 30, 2010. Moreover, the adjustment results in the issuance of additional warrants to acquire approximately 710,000 shares of common stock. These adjustments neither impact the net cash used in operating activities nor change the cash and cash equivalents account balances for the Affected Periods.

The comparative periods have been restated as disclosed in Note 12 of our Annual Report on Form 10-K/A for the year ended December 31, 2009, which was filed concurrently with this Quarterly Report on Form 10-Q/A.

The effects of the restatement on the unaudited consolidated balance sheets are summarized in the following table:

	June 30, 2010
	As Originally
	Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$6,540,003		$6,540,003
Short term investments	8,749,800		8,749,800
Accounts receivable	3,445,347		3,445,347
Prepaid expenses	605,903		605,903
Total current assets	19,341,053		19,341,053

Property, plant and equipment, net	1,651,810		1,651,810
Goodwill	898,334		898,334
Other assets	268,665		268,665
Total assets	$22,159,862		$22,159,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,403,759		4,403,759
Accrued expenses and other	747,928		747,928
Deferred revenue	600,927		600,927
Common stock warrants	4,082,000		4,082,000
Total current liabilities	9,834,614		9,834,614

Common stock warrants	8,495,057	4,542,479	13,037,536
Total liabilities	18,329,671	4,542,479	22,872,150

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
43,671,893 and 43,061,635 issued and outstanding at June 30, 2010,
and December 31, 2009, respectively)	4,367		4,367
Additional paid-in capital	103,737,034		103,737,034
Accumulated other comprehensive income	3,361		3,361
Accumulated deficit	(99,914,571)	(4,542,479)	(104,457,050)
Total stockholders' equity	3,830,191	(4,542,479)	(712,288)
Total liabilities and stockholders' equity	$22,159,862		$22,159,862

      The effects of the restatement on the unaudited consolidated statements of operations are summarized in the following tables:

	Three Months Ended June 30, 2010
	As Originally
	Reported	Adjustments	As Restated
Revenues
Research and development	$4,446,753		$4,446,753

Operating expenses
Selling, general and administrative	$2,233,825		$2,233,825
Research and development	4,929,961		4,929,961
Patent preparation fees	305,661		305,661
Total operating expenses	7,469,447		7,469,447

Operating loss	(3,022,694)		(3,022,694)

Increase in fair value of common stock rights,
common stock warrants, and treasury securities	(1,548,927)	(679,155)	(2,228,082)
Net loss	$(4,571,621)	$(679,155)	$(5,250,776)
Unrealized gain (loss) on securities	3,361		3,361
Comprehensive loss	$(4,568,260)	$(679,155)	$(5,247,415)

Weighted average shares outstanding: basic and diluted	43,620,212		43,620,212
Net loss per share: basic and diluted	$(0.10)	$(0.02)	$(0.12)

	Six Months Ended June 30, 2010
	As Originally
	Reported	Adjustments	As Restated
Revenues
Research and development	$9,521,964		$9,521,964

Operating expenses
Selling, general and administrative	4,202,616		4,202,616
Research and development	10,756,984		10,756,984
Patent preparation fees	626,000		626,000
Total operating expenses	15,585,600		15,585,600

Operating loss	(6,063,636)		(6,063,636)

Increase in fair value of common stock rights,
common stock warrants, and treasury securities	(2,917,443)	(1,206,826)	(4,124,269)
Net loss	$(8,981,079)	$(1,206,826)	$(10,187,905)

Unrealized gain (loss) on securities	3,361		3,361
Comprehensive loss	$(8,977,718)	$(1,206,826)	$(10,184,544)

Weighted average shares outstanding: basic and diluted	43,408,287		43,408,287
Net loss per share: basic and diluted	$(0.21)	$(0.02)	$(0.23)

      The effect of the restatement on the unaudited condensed consolidated statements of cash flows is summarized in the following tables:

	Six Months Ended June 30, 2010
	As Originally
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(8,981,079)	$(1,206,826)	$(10,187,905)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	300,751		300,751
Increase in fair value of rights and warrants	2,917,443	1,206,826	4,124,269
Stock based compensation	1,068,227		1,068,227
Changes in assets and liabilities:
Accounts receivable	(1,039,486)		(1,039,486)
Prepaid expenses	979,169		979,169
Other assets	36,086		36,086
Deferred revenue	(969,307)		(969,307)
Accounts payable and accrued expenses	953,341		953,341
Net cash used in operating activities	(4,734,855)		(4,734,855)
Cash flows from investing activities:
Capital expenditures	(726,905)		(726,905)
Proceeds from short term investments	8,750,000		8,750,000
Purchases of short term investments	(12,495,741)		(12,495,741)
Net cash used in investing activities	(4,472,646)		(4,472,646)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,251,191		1,251,191
Net cash provided by financing activities	1,251,191		1,251,191
Net (decrease) increase in cash and cash equivalents	(7,956,310)		(7,956,310)
Cash and cash equivalents at beginning of period	14,496,313		14,496,313
Cash and cash equivalents at end of period	$6,540,003		$6,540,003

	Six months ended June 30, 2009
	As Originally
	Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(17,237,613)	$(3,423,217)	$(20,660,830)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	232,471		232,471
Increase (decrease) in fair value of rights and warrants	11,707,770	3,423,217	15,130,987
Stock based compensation	1,110,650		1,110,650
Changes in assets and liabilities:
Accounts receivable	(893,357)		(893,357)
Prepaid expenses	(72,106)		(72,106)
Other assets	3,954		3,954
Deferred revenue	26,520		26,520
Accounts payable and accrued expenses	796,164		796,164
Net cash used in operating activities	(4,325,547)		(4,325,547)
Cash flows from investing activities:
Capital expenditures	(191,787)		(191,787)
Net cash used in investing activities	(191,787)		(191,787)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	3,804,086		3,804,086
Deferred Transaction Costs	-		-
Net cash provided by financing activities	3,804,086		3,804,086
Net (decrease) increase in cash and cash equivalents	(713,248)		(713,248)
Cash and cash equivalents at beginning of period	2,321,519		2,321,519
Cash and cash equivalents at end of period	$1,608,271		$1,608,271

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

As of June 30, 2010 the Company’s short-term investments consisted of approximately $8.75 million invested in short-term U.S. Treasury bills classified as available for sale. For the six months ended June 30, 2010 the unrealized gain relating to this investment was $3,361.

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

The Company incurred losses for the three and six months ended June 30, 2010 and 2009. As a result, certain equity instruments are excluded from the calculation of diluted loss per share. At June 30, 2010 and 2009, outstanding options to purchase 5,788,159 and 6,795,583 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $9.32 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive. At June 30, 2010 and 2009, outstanding warrants to purchase 5,003,141 (restated) and 7,180,581 (restated) shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.16 (restated) to $4.96 (restated) have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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

	June 30,	December 31,
	2010	2009
	(Restated)	(Restated)
Common stock warrants classified as current liabilities	$4,082,000	$3,260,000
Common stock warrants classified as long term liabilities	$13,037,536	9,733,870
Total	$17,119,536	$12,993,870

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

4. Stockholders’ Equity

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

2006 and 2005 Placements (Restated)
In 2006 and 2005 the Company sold shares of its common stock and warrants to purchase shares of common stock. In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share. In 2005, the Company issued 579,192 warrants with an initial exercise price of $1.18 per share. Due to the effect of certain anti-dilution provisions in such warrants, the Company adjusted the number of shares issuable under such warrants and increased the number of issuable shares by 652,038 and 11,601 for the 2006 and 2005 placements, respectively. The respective exercise prices of the warrants issued in these placements were also adjusted. As a result, at June 30, 2010, 1,652,038 warrants at an exercise price of $3.02 and 590,793 warrants at an exercise price of $1.16 were outstanding. The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as amended, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the amended Letter Agreement. These warrants may be exercised through and including the seventh anniversary of their respective issuance dates.

The Company accounted for the transactions under the provisions of ASC 815 which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. ASC 815 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At June 30, 2010, the fair market value of the warrants issued in 2006 and 2005 was $9.1 million and $3.9 million, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the six months ended June 30, 2010, SIGA recorded a loss of $3.3 million as a result of a net increase in the 2006 and 2005 placement warrants’ fair value.

5. Research Agreements

In February 2010, the Company was awarded a $2.8 million contract with options for up to $9.9 million from the Department of Defense's Transformational Medical Technologies (TMT) through the Defense Threat Reduction Agency (DTRA) to support the pre-clinical development and Investigational New Drug (IND) filing of a broad spectrum antiviral drug candidate.

6. Related Parties

On June 19, 2008, SIGA entered into a Letter Agreement with M&F, a related party, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million. M&F had the option, during the term of the Letter Agreement, to invest in the Company under the investment terms outlined in the Letter Agreement and on June 18, 2010 notified SIGA of its intention to exercise the $5.5 million remaining available balance under the Letter Agreement (See Note 4).

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

7. Stock Compensation Plans

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

Restatement

     As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its Original Filing of its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010.

     The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Reports on Form 10-Q.

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

      Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the three months ended June 30, 2010 and 2009, we recorded losses of $2.2 million (restated) and $10.0 million (restated), respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three month periods.

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

     Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the six months ended June 30, 2010 and 2009, we recorded a loss of $4.1 million (restated) and a loss of $15.1 million (restated), respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective six month periods.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4 Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2010 because of a material weakness in our internal control over financial reporting as more fully described in Part II - Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

     Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company’s internal control over financial reporting during the fiscal period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PharmAthene has submitted expert reports asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. We also continue to believe that we have meritorious defenses to the claims. We filed a partial summary judgment motion on March 19, 2010, regarding certain aspects to PharmAthene’s claims and damage assessments. The motion for partial summary judgment has been fully submitted to the court, and no decision has been rendered on such motion. SIGA expects that trial on all remaining claims and defenses will occur in January 2011.It is not currently possible to estimate a range of loss, if any.

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