Form 10-Q
period 2010-09-30
SIGA TECHNOLOGIES INC
filed 2010-11-02
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010
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

As of October 25, 2010 the registrant had 47,911,026 shares of common stock outstanding.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

EXPLANATORY NOTE

This quarterly report contains the restated consolidated balance sheet as of December 31, 2009, statements of operations for the three and nine months ended September 30, 2009 and consolidated statement of cash flows for the nine months ended September 30, 2009. Refer to Note 8 of Notes to Consolidated Financial Statements in this quarterly report for further detail.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$5,711,777	$14,496,313
Short term investments	13,748,788	4,999,300
Accounts receivable	1,361,236	2,405,861
Prepaid expenses	381,487	1,585,072
Total current assets	21,203,288	23,486,546

Property, plant and equipment, net	1,295,478	1,225,656
Goodwill	898,334	898,334
Other assets	274,713	304,751
Total assets	$23,671,813	$25,915,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,415,251	$3,458,013
Accrued expenses and other	1,192,794	740,333
Deferred revenue	212,874	1,570,234
Common stock warrants	-	3,260,000
Total current liabilities	2,820,919	9,028,580

Common stock warrants	13,122,337	9,733,870
Total liabilities	15,943,256	18,762,450

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
46,346,003 and 43,061,635 issued and outstanding at September 30, 2010,
and December 31, 2009, respectively)	4,635	4,306
Additional paid-in capital	116,607,389	101,417,677
Accumulated other comprehensive income	3,889	-
Accumulated deficit	(108,887,356)	(94,269,146)
Total stockholders' equity	7,728,557	7,152,837
Total liabilities and stockholders' equity	$23,671,813	$25,915,287

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Restated)		(Restated)
Revenues
Research and development	$6,631,857	$3,921,938	$16,153,821	$9,856,674

Operating expenses
Selling, general and administrative	1,389,259	1,522,186	5,591,875	5,382,964
Research and development	7,419,749	4,828,010	18,176,733	12,238,255
Patent preparation fees	234,511	191,144	860,511	384,700
Total operating expenses	9,043,519	6,541,340	24,629,119	18,005,919

Operating loss	(2,411,662)	(2,619,402)	(8,475,298)	(8,149,245)

(Increase) decrease in fair value of common
stock warrants	(2,018,644)	1,429,652	(6,142,912)	(13,701,336)
Net loss	$(4,430,306)	$(1,189,750)	$(14,618,210)	$(21,850,581)
Unrealized gain on securities	528	-	3,889	-
Comprehensive loss	$(4,429,778)	$(1,189,750)	$(14,614,321)	$(21,850,581)

Weighted average shares outstanding: basic and diluted	45,509,375	37,675,381	44,110,885	36,760,793
Net loss per share: basic and diluted	$(0.10)	$(0.03)	$(0.33)	$(0.59)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
		(Restated)
Cash flows from operating activities:
Net loss	$(14,618,210)	$(21,850,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	463,174	354,246
Increase in fair value of warrants	6,142,912	13,701,336
Stock based compensation	1,287,073	1,418,618
Changes in assets and liabilities:
Accounts receivable	1,044,625	(767,843)
Prepaid expenses	1,203,585	(111,205)
Other assets	30,038	(119)
Deferred revenue	(1,357,360)	16,469
Accounts payable and accrued expenses	(1,590,301)	888,922
Net cash used in operating activities	(7,394,464)	(6,350,157)
Cash flows from investing activities:
Capital expenditures	(532,996)	(303,714)
Proceeds from maturity of short term investments	17,500,000	-
Purchases of short term investments	(26,240,640)	-
Net cash used in investing activities	(9,273,636)	(303,714)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	2,383,564	3,274,608
Proceeds from issuance of securities	5,500,000	2,500,000
Net cash provided by financing activities	7,883,564	5,774,608
Net (decrease) increase in cash and cash equivalents	(8,784,536)	(879,263)
Cash and cash equivalents at beginning of period	14,496,313	2,321,519
Cash and cash equivalents at end of period	$5,711,777	$1,442,256

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a bio-defense company engaged in the discovery, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in defense against biological warfare agents such as smallpox and arenaviruses. The Company’s anti-viral programs are designed to prevent or limit the replication of viral pathogens.

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2009, included in the 2009 Annual Report on Form 10-K/A. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2009 Annual Report on Form 10-K/A filed on October 20, 2010. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2009 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management’s plans with regard to these matters include continued development of its products as well as pursuing commercial opportunities and seeking additional capital through a combination of collaborative agreements, strategic alliances, research grants, and future equity and debt financing. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient future financing on commercially reasonable terms or that the Company will be able to secure funding from anticipated government contracts and grants. Management believes that existing funds combined with cash flows primarily from continuing government grants and contracts will be sufficient to support its operations for at least the next twelve months. The success of the Company is dependent upon commercializing its research and development programs and the Company’s ability to obtain adequate future funding. If the Company is unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. Significant Accounting Policies

Use of Estimates
The consolidated financial statements and related disclosures are prepared in conformity with U.S. GAAP. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses recorded during the period reported. These estimates include factors included in the calculation of fair value of outstanding options and warrants granted or issued by the Company, the realization of deferred tax assets, and impairment of goodwill. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

The Company classifies short-term investments and marketable securities with readily determinable fair values as “available-for-sale”. Investments in securities that are classified as available-for-sale are measured at fair market value in the balance sheet, and unrealized holding gains and losses on investments are reported as a separate component of stockholders’ equity until realized.

As of September 30, 2010 and December 31, 2009, the Company’s short-term investments consisted of approximately $13.75 million and $5.0 million, respectively, invested in short-term U.S. Treasury bills classified as available for sale. For the nine months ended September 30, 2010, the unrealized gain relating to these investments was $3,889.

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

For the nine months ended September 30, 2010 and 2009, revenues from National Institutes of Health (“NIH”) contracts and grants were 92% and 100%, respectively, of total revenues recognized by the Company.

Net Loss per Common Share
The Company computes, presents and discloses earnings per share (“EPS”) in accordance with FASB ASC 260, Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The statement defines two earnings per share calculations, basic and diluted. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, which is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares, unless the impact of such common shares is anti-dilutive.

The Company incurred losses for the three and nine months ended September 30, 2010 and 2009. As a result, certain equity instruments are excluded from the calculation of diluted loss per share. At September 30, 2010 and 2009, outstanding options to purchase 5,522,059 and 6,723,251 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $9.32 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive. At September 30, 2010 and 2009, outstanding warrants to purchase 5,190,776 and 7,008,430 (restated) shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.12 to $4.80 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

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
SIGA uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. SIGA utilizes the Black-Scholes model to value the warrants and inputs include the closing price of SIGA’s common stock at September 30, 2010; the remaining life of the warrant; the weighted average stock price volatility of SIGA and comparable companies; and the risk-free market rate. At September 30, 2010 and December 31, 2009, the fair value of such warrants was as follows:

	September 30,	December 31,
	2010	2009
		(Restated)
Common stock warrants classified as current liabilities	$-	$3,260,000
Common stock warrants classified as long-term liabilities	13,122,337	9,733,870
Total	$13,122,337	$12,993,870

As of September 30, 2010 and December 31, 2009, the Company held approximately $13.75 million and $5.0 million, respectively, in U.S. Treasury bills, classified as a Level 1 security. SIGA does not hold any Level 3 securities and there were no transfers between Level 1, 2, or 3 during each of the respective nine-month periods ended September 30, 2010, and 2009.

Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force) (“ASU 09-13”). ASU 09-13 updates the existing multiple-element arrangement guidance currently in FASB Topic 605-25 (Revenue Recognition – Multiple-Element Arrangements). This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company adopted the provisions of ASU 09-13 on January 1, 2010. The adoption did not have an impact on the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describe the reasons for the transfers. 2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) A reporting entity should provide fair-value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair-value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted the requirements of the standard update, however, the Company does not expect the adoption of this ASU to have a material impact on the consolidated financial statements.

3. Stockholders’ Equity

As of September 30, 2010, the Company's authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

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

On June 18, 2010, M&F notified SIGA of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement and entered into a Deferred Closing and Registration Rights Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to SIGA in exchange for the issuance of (i) 1,797,386 shares of common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share. The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as amended, as well as the exercise price of those warrants may be subject to adjustment as a result of the effect of future equity issuances on anti-dilution provisions in the related warrant agreements.

The Company followed the provisions of ASC 815 to account for warrants potentially issuable to M&F under the Letter Agreement and determined that such warrants, prior to their issuance, were not “indexed to the Company’s own stock”. As a result, warrants potentially issuable under the Letter Agreement met the definition of a derivative and were recorded as a liability on the Company’s balance sheet. Management determined that the warrants, once issued, do not meet the definition of a derivative and, consequently, the warrants are reflected as equity at September 30, 2010. The Company recorded a loss of $1.1 million for the nine months ended September 30, 2010 representing the increase in the fair value of the warrants from January 1, 2010 through the date of issuance.

2006 and 2005 Placements
In 2006 and 2005 the Company sold shares of its common stock and warrants to purchase shares of common stock. In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share (the “2006 Warrants”). In 2005, the Company issued 1,000,000 warrants with an initial exercise price of $1.18 per share (the “2005 Warrants”). The 2005 Warrants may be exercised through and including November 2, 2012 and the 2006 Warrants may be exercised through and including October 19, 2013. Due to the effect of certain anti-dilution provisions in such warrants, the Company adjusted the number of shares issuable under such warrants by 706,302 and 22,596 for the 2006 Warrants and 2005 Warrants, respectively, through September 30, 2010. The respective exercise prices of the warrants issued in these placements were also adjusted. At September 30, 2010, 1,706,302 of the 2006 Warrants at an exercise price of $2.92 and 351,788 of the 2005 Warrants at an exercise price of $1.12 were outstanding. The number of shares issuable pursuant to the 2006 and 2005 Warrants, as well as the exercise price of those warrants may be subject to further adjustment as a result of the effect of future equity issuances on anti-dilution provisions in the related warrant agreements.

The Company accounts for the 2006 and 2005 Warrants under the provisions of ASC 815 which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. ASC 815 also requires that any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At September 30, 2010, the fair market value of the warrants issued in 2006 and 2005 was $10.5 million and $2.6 million, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contracted term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the nine months ended September 30, 2010, SIGA recorded a loss of $5.1 million as a result of a net increase in the fair value of the 2006 and 2005 Warrants.

4. Research Agreements

In February 2010, the Company was awarded a $2.8 million contract with options for up to $9.9 million from the Department of Defense's Transformational Medical Technologies (TMT) through the Defense Threat Reduction Agency (DTRA) to support the pre-clinical development and Investigational New Drug (IND) filing of a broad spectrum antiviral drug candidate.

5. Related Party Transactions

On June 19, 2008, SIGA entered into a Letter Agreement with M&F, a related party, for M&F’s commitment to invest, at SIGA’s discretion, up to $8 million. M&F had the option, during the term of the Letter Agreement, to invest in the Company under the investment terms outlined in the Letter Agreement. On June 18, 2010, M&F notified SIGA of its intention to exercise the $5.5 million remaining available balance under the Letter Agreement (See Note 3).

On December 1, 2009, the Company entered into an Office Service Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. The agreement is cancelable upon 60 days notice by SIGA or the affiliate of M&F. For the nine months ended September 30, 2010, the Company expensed approximately $75,000.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the nine months ended September 30, 2010 and 2009, the Company incurred costs of $1.7 million and $1.5 million, respectively, related to services provided by the outside counsel. On September 30, 2010, the Company’s outstanding payables included $619,000 payable to the outside counsel.

6. Stock Compensation Plans

In May 2010, the Company adopted its 2010 Incentive Stock Option Plan (the “2010 Plan”) to supersede its 1996 Incentive and Non-Qualified Stock Option Plan (the “1996 Plan”). The 2010 Plan provides for the granting of up to 2,000,000 shares of the Company’s common stock to employees, consultants and outside directors of the Company. The exercise period for options granted under the 2010 Plan, except those granted to outside directors, is determined by the Compensation Committee of the Board of Directors. Stock options granted to outside directors pursuant to the 2010 Plan must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant. The 1996 Plan had similar terms.

For the nine months ended September 30, 2010 and 2009, the Company recorded compensation expense of approximately $1.3 million and $1.4 million, respectively, related to employees and directors stock options. The total fair value of options vested during the nine months ended September 30, 2010 and 2009, was $1.4 million and $978,000, respectively. The total compensation cost not yet recognized related to non-vested awards at September 30, 2010 is $1.4 million. The weighted average period over which total compensation cost is expected to be recognized is 1.4 years.

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

PharmAthene has submitted expert reports asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. The Company believes that the expert’s damages analyses are flawed and methodologically unsound. The Company also continues to believe that it has meritorious defenses to the claims. The Company filed a partial summary judgment motion on March 19, 2010, regarding certain aspects to PharmAthene’s claims and damage assessments. The motion for partial summary judgment has been fully submitted to the court, and no decision has been rendered on such motion. The Company expects that trial on all remaining claims and defenses will occur in January 2011. It is not currently possible to estimate a range of loss, if any.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no other dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

8. Restatement

Subsequent to the issuance of its consolidated financial statements as of and for the three and nine months ended September 30, 2009 and as of and for the year ended December 31, 2009, the Company identified an error in the accounting resulting from the effect of certain anti-dilution provisions on outstanding warrants. As this is a non-cash item, there is no impact to net cash used in operations for the three and nine months ended September 30, 2009. The Company filed an amended annual report on Form 10-K/A and amended quarterly reports on Form 10-Q/A on October 20, 2010.

The effects of the restatement on the unaudited financial statements are summarized below:

	December 31, 2009
	As Originally
	Reported	Adjustments	As Restated
ASSETS
Current assets
Cash and cash equivalents	$14,496,313		$14,496,313
Short term investments	4,999,300		4,999,300
Accounts receivable	2,405,861		2,405,861
Prepaid expenses	1,585,072		1,585,072
Total current assets	23,486,546		23,486,546

Property, plant and equipment, net	1,225,656		1,225,656
Goodwill	898,334		898,334
Other assets	304,751		304,751
Total assets	$25,915,287		$25,915,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,458,013		$3,458,013
Accrued expenses and other	740,333		740,333
Deferred revenue	1,570,234		1,570,234
Common stock warrants	3,260,000		3,260,000
Total current liabilities	9,028,580		9,028,580

Common stock warrants	6,398,216	3,335,654	9,733,870
Total liabilities	15,426,796	3,335,654	18,762,450

Stockholders' equity
Common stock	4,306		4,306
Additional paid-in capital	101,417,677		101,417,677
Accumulated deficit	(90,933,492)	(3,335,654)	(94,269,146)
Total stockholders' equity	10,488,491	(3,335,654)	7,152,837
Total liabilities and stockholders' equity	$25,915,287		$25,915,287

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	As Originally			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Revenues
Research and development	$3,921,938		$3,921,938	$9,856,674		$9,856,674

Operating expenses
Selling, general and administrative	1,522,186		1,522,186	5,382,964		5,382,964
Research and development	4,828,010		4,828,010	12,238,255		12,238,255
Patent preparation fees	191,144		191,144	384,700		384,700
Total operating expenses	6,541,340		6,541,340	18,005,919		18,005,919
Operating loss	(2,619,402)		(2,619,402)	(8,149,245)		(8,149,245)

Decrease (increase) in fair value of common
stock rights and common stock warrants	1,190,714	238,938	1,429,652	(10,517,056)	(3,184,280)	(13,701,336)
Net loss	$(1,428,688)	$238,938	$(1,189,750)	$(18,666,301)	$(3,184,280)	$(21,850,581)

Weighted average shares outstanding: basic
and diluted	37,675,381		37,675,381	36,760,793		36,760,793
Net loss per share: basic and diluted	$(0.04)	$0.01	$(0.03)	$(0.51)	$(0.08)	$(0.59)

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

Restatement

     As discussed in the Explanatory Note to this filing, the Company amended and restated its consolidated balance sheet at December 31, 2009 and statements of operations and of cash flows for the three and nine months ended September 30, 2009.

The following discussion and analysis of our financial condition and results of operations is based on and takes into account the restated amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Reports on Form 10-Q.

Overview

     Since our incorporation in 1995, SIGA has pursued the research, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in the defense against biological warfare agents such as smallpox and arenaviruses. Our lead product, ST-246®, is an orally administered antiviral drug that targets orthopoxviruses. In December 2006, the Food and Drug Administration (“FDA”) granted an Orphan Drug designation to ST-246® for the prevention and treatment of smallpox and in October 2010, expanded the Orphan Drug designation to the treatment of orthopoxvirus infections. In May 2009, we submitted a response to a Request for Proposal (“RFP”) issued by the U.S. Biomedical Research and Development Agency (“BARDA”) with respect to the purchase of 1.7 million courses of a smallpox antiviral (the “BARDA Smallpox RFP”), and in September 2009, BARDA informed us that our response to the BARDA Smallpox RFP was deemed technically acceptable and in the competitive range. In October 2010, the U.S. Department of Health and Human Services (HHS) announced HHS’s intention to award SIGA a contract to deliver 1.7 million courses of its smallpox antiviral for the Strategic National Stockpile pending resolution of issues relating to our status with the Small Business Administration. There still can be no assurance that SIGA or any other company will receive an award pursuant to this RFP. Further, any award on the BARDA Smallpox RFP would be subject to the execution of a binding agreement containing the final contract terms and specifications; thus, the final terms under any contract with BARDA may be materially different than those indicated in the BARDA Smallpox RFP.

Critical Accounting Policies and Estimates

     Note 2 of the Notes to the Consolidated Financial Statements includes a summary of all of the significant accounting policies. There were no significant changes to the critical accounting policies described in the 2009 Annual Report on Form 10-K/A.

Results of Operations

Three months ended September 30, 2010 and 2009

     Revenue from research and development (“R&D”) grants and contracts was $6.6 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively. The increase of $2.7 million, or 69%, is mainly due to the recognition of $2.1 million of revenues from grants supporting the development of drug candidates for arenaviruses including Lassa fever, as compared to $130,000 in the same period in 2009. Revenue from grants and contracts supporting the development of a broad-spectrum anti-viral drug increased $461,000 from the three months ended September 30, 2009. Revenue generated from our grants and contracts for the development of ST-246® and its alternative formulations increased by $360,000 from the same period in the prior year.

     Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2010 and 2009 were $1.39 million and $1.52 million, respectively, reflecting a decrease of approximately $133,000 or 8.7%. The slight decline in SG&A expenses mainly relates to a decrease in legal and accounting fees and a decrease in non-cash stock-based compensation.

     R&D expenses increased by $2.6 million, or 54%, to $7.4 million for the three months ended September 30, 2010 from $4.8 million for the three months ended September 30, 2009. The increase in R&D expenses related to an increase of $1.4 million in expenses supporting our arenavirus program, an increase of approximately $607,000 in expenses supporting the development of ST-246® and its alternative formulations, and an increase of $244,000 in expenses supporting the development of a broad-spectrum anti-viral drug. In addition, total employee-related compensation costs for the three months ended September 30, 2010 increased by approximately $220,000 from the prior year period.

     During the three months ended September 30, 2010 and 2009, we spent $3.7 million and $3.1 million, respectively, on the development of our lead drug candidate, ST-246®. For the three months ended September 30, 2010, we spent $407,000 on internal human resources and $3.3 million mainly on clinical testing. For the three months ended September 30, 2009, we spent $381,000 on internal human resources and $2.7 million mainly on manufacturing and clinical testing.

     During the three months ended September 30, 2010 and 2009, we incurred $1.5 million and $96,000, respectively, to support the development of ST-193, a drug candidate for Lassa fever virus; ST-294, a drug candidate for certain arenavirus pathogens; and other drug candidates for hemorrhagic fevers. For the three months ended September 30, 2010, we spent $56,000 on internal human resources and $1.5 million mainly on the analysis and chemistry of the ST-193 compounds. For the three months ended September 30, 2009, we spent $37,000 on internal human resources and $59,000 on pre-clinical testing of our drug candidates.

     During the three months ended September 30, 2010, we spent $515,000 to support the development of a broad-spectrum antiviral drug candidate, of which $227,000 was mainly spent on internal human resources, and $288,000 mainly on the optimization and chemistry of lead antiviral compounds.

     Patent preparation expenses increased to $235,000 for the three months ended September 30, 2010, from $191,000 for the same period in the prior year mainly as a result of our increased efforts to protect our lead drug candidates in expanded geographic territories.

     Changes in the fair value of warrants to acquire shares of SIGA common stock, which are classified as liabilities by the Company, are recorded as gains or losses in our statement of operations. For the three months ended September 30, 2010 and 2009, we recorded a loss of $2.0 million and a gain of $1.4 million (restated), respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three-month periods.

Nine months ended September 30, 2010 and 2009

     Revenues from R&D contracts and grants increased by $6.3 million, or 64%, to $16.2 million for the nine months ended September 30, 2010 from $9.9 million for the nine months ended September 30, 2009. The increase in revenue primarily relates to a $2.0 million increase in revenue generated from grants and contracts supporting the development of our lead drug candidate, ST-246® and its alternative formulations; an increase of $1.7 million in revenue generated from our grant and contract for the development of a broad-spectrum antiviral drug; and a $2.5 million increase from grants supporting the development of drug candidates for arenavirus pathogens.

     SG&A expenses for the nine months ended September 30, 2010 and 2009 were $5.6 million and $5.4 million, respectively. The increase of approximately $200,000 or 4% is mainly due to higher insurance premiums and business development expenses.

     R&D expenses for the nine months ended September 30, 2010 and 2009 were $18.2 million and $12.2 million, respectively, an increase of $6.0 million or 49%. Expenditures related to the continued development of ST-246® and its alternative formulations, including costs associated with our commercial manufacturing validation campaign increased $2.3 million from the same period in the prior year. Expenditures associated with the development of drug candidates for arenavirus pathogens increased $1.8 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The increase in R&D expenses also relates to $675,000 incurred in connection with the development of a broad-spectrum antiviral drug and an increase of $645,000 in employee compensation expenses.

     During the nine months ended September 30, 2010 and 2009, we spent $10.0 million and $7.6 million, respectively, on the development of ST-246®. For the nine months ended September 30, 2010, we incurred $1.3 million on internal human resources and $8.7 million mainly on manufacturing and clinical testing. For the nine months ended September 30, 2009, we expended $1.2 million on internal human resources and $6.4 million mainly on manufacturing and clinical testing. From inception of the ST-246® development program to date, we expended a total of $35.9 million related to the program, of which $6.5 million was spent on internal human resources, and $29.4 million was spent on manufacturing, clinical and pre-clinical work. These resources reflect SIGA’s R&D expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the Department of Defense (“DoD”).

     R&D expenses of $2.2 million and $347,000 during the nine months ended September 30, 2010 and 2009, respectively, were used to support the development of ST-193, a drug candidate for Lassa fever virus; ST-294, a drug candidate for certain arenavirus pathogens; and other drug candidates for hemorrhagic fevers. For the nine months ended September 30, 2010, we spent $153,000 on internal human resources and $2.0 million mainly on the chemical analysis of the Lassa fever drug compounds. For the nine months ended September 30, 2009, we spent $143,000 on internal human resources and $204,000 mainly on pre-clinical testing. From inception of our program to develop ST-193, ST-294® and other drug candidates for hemorrhagic fevers, we spent a total of $8.1 million related to the program, of which $2.4 million and $5.7 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect SIGA’s R&D expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

     During the nine months ended September 30, 2010, we spent $1.1 million to support the development of a broad-spectrum antiviral drug candidate, of which $439,000 was mainly spent on internal human resources and $644,000 mainly on the optimization of lead anti-viral compounds. From the inception of our program to develop a broad-spectrum anti-viral drug to date, we have spent a total of $1.1 million related to the program, of which $481,000 and $668,000 were mainly expended on internal human resources and supporting medicinal chemistry and the optimization of lead antiviral compounds, respectively. These resources reflect SIGA’s R&D expenses directly related to the program. They exclude additional expenditures such as the cost to acquire the program, patent costs, allocation of indirect expenses, and the value of other services received from the NIH and the DoD.

     Patent preparation expenses for the nine months ended September 30, 2010 and 2009 were $861,000 and $385,000, respectively. Higher costs in 2010 reflect our efforts to protect SIGA’s lead drug candidates in expanded geographic territories.

     Changes in the fair value of warrants to acquire shares of SIGA common stock, which are classified as liabilities by the Company, are recorded as gains or losses in our statement of operations. For the nine months ended September 30, 2010 and 2009, we recorded losses of $6.1 million and $13.7 million (restated), respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective nine-month periods.

Liquidity and Capital Resources

     On September 30, 2010, we had $5.7 million in cash and cash equivalents and $13.75 million in short-term investments.

     Operating activities
     Net cash used in operations during the nine months ended September 30, 2010 and 2009 was approximately $7.4 million and $6.4 million, respectively. The increase in net cash used in operating activities was primarily due to the timing of payments made to reduce the balance of our accounts payable and cash receipts from our accounts receivable during the period.

     Investing activities
     Net cash used in investing activities during the nine months ended September 30, 2010 and 2009 was approximately $9.3 million and $304,000, respectively. The increase in net cash used in investment activities relates to purchases of U.S. Treasury bills that were initiated and occurred during the nine months ended September 30, 2010.

     Financing activities
     Cash provided by financing activities during the nine months ended September 30, 2010 and 2009 was $7.9 million and $5.8 million, respectively, generated from the issuance of securities and the exercises of options and warrants to purchase SIGA common stock.

     Other
     On June 19, 2008, SIGA entered into a letter agreement (the “Letter Agreement”) that expired on June 19, 2010, with MacAndrews & Forbes, LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion and at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F.

     On June 18, 2010, M&F notified SIGA of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement and entered into a Deferred Closing and Registration Rights Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to SIGA in exchange for the issuance of (i) 1,797,386 shares of common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share. The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as amended, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the related warrant agreements.

     We have incurred cumulative net losses and expect to incur additional losses to perform further research and development activities. We do not have commercial products and have limited capital resources. We will need additional funds to complete the development of our products. Our plans with regard to these matters include continued development of our products, pursuing the BARDA Smallpox RFP, pursuing commercial opportunities and seeking additional capital through a combination of collaborative agreements, strategic alliances, research grants, and future equity and debt financing. Although we continue to pursue these plans, there is no assurance that we will be successful in obtaining future financing on commercially reasonable terms or that we will be able to secure funding from anticipated government contracts and grants.

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

Safe Harbor Statement

     This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the safety and efficacy of potential products, the timelines for bringing such products to market, the pursuit of the BARDA Smallpox RFP and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection for its products, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect our business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that BARDA may not complete the procurement set forth in its solicitation for the acquisition of smallpox antiviral for the strategic national stockpile, or may complete it on different terms, (ix) the risk that third parties may protest contracts awarded to us through an RFP process which may cause such potential awards to be delayed or overturned, (x) the risk that the pending protest or another future protest may cause a contract award to us through the RFP process to be delayed or overturned, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts, (xii) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xiii) the effect of federal, state, and foreign regulation on SIGA’s businesses. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2009, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Item 4 Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2010 because of a material weakness in our internal control over financial reporting as more fully described in Part II - Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2009.

     Restatement of Consolidated Financial Statements

     On September 28, 2010, the Company concluded, based on the recommendation of management, that the previously issued consolidated financial statements for the years ended December 31, 2009 and 2008, included in the Company’s most recently filed Form 10-K, and the quarterly periods from September 30, 2008 through June 30, 2010 included in the Company’s quarterly reports on Forms 10-Q (collectively, the “Affected Periods”) are no longer reliable because they failed to incorporate non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”). These adjustments were triggered by the application of certain anti-dilution provisions included in the agreements governing the Warrants and resulted in the issuance of additional warrants to acquire shares of common stock and additional non-cash charges which were not recorded in the appropriate accounting periods. The Company has determined that financial statements in the Affected Periods should be restated to reflect these non-cash charges.

     Changes in Internal Control Over Financial Reporting

     Remediation Plan

     Management has developed a remediation plan to address the material weakness. Implementation of the remediation plan consists of redesigning quarterly procedures to enhance management’s identification, capture, review, approval and recording of contractual terms included in active contracts or arrangements.

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

PharmAthene has submitted expert reports asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. We also continue to believe that we have meritorious defenses to the claims. We filed a partial summary judgment motion on March 19, 2010, regarding certain aspects to PharmAthene’s claims and damage assessments. The motion for partial summary judgment has been fully submitted to the court, and no decision has been rendered on such motion. We expect that trial on all remaining claims and defenses will occur in January 2011. It is not currently possible to estimate a range of loss, if any.

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

SIGA Technologies, Inc.
(Registrant)

Date: November 02, 2010	By:	/s/ Ayelet Dugary

Ayelet Dugary
Chief Financial Officer