Form 10-K
period 2010-12-31
SIGA TECHNOLOGIES INC
filed 2011-03-09
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2010 as reported on the Nasdaq Global Market was approximately $336,274,000.

As of February 28, 2011 the registrant had outstanding 50,212,142 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company's 2011 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Item 1. Business

     Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection, for its products, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect our business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) may not complete a procurement of a smallpox antiviral for the strategic national stockpile, or may complete it on terms other than those announced to date, (ix) the risk that any contractual award we may receive to supply a smallpox antiviral may be subject to one or more protests which may cause such contract award to be delayed or denied, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts, (xi) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xii) the effect of federal, state, and foreign regulation on SIGA’s businesses. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Introduction

     SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

     Since we were incorporated in Delaware on December 28, 1995, we have pursued the research, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in defense against biological warfare agents such as smallpox and arenaviruses. Our lead product, ST-246®, is an orally administered antiviral drug that targets orthopoxviruses. In December 2006 the Food and Drug Administration (the “FDA”) granted Orphan Drug designation to ST-246® for the prevention and treatment of smallpox. In May 2009, we submitted a response to a request for proposal (“RFP”) issued by BARDA with respect to the purchase of 1.7 million courses of a smallpox antiviral (the “2009 BARDA Smallpox RFP”), and in September 2009, BARDA informed us that our response to the BARDA Smallpox RFP was deemed technically acceptable and in the competitive range. In October 2010, the U.S. Department of Health and Human Services (“HHS”) announced its intention to award SIGA a contract to deliver 1.7 million treatment courses of its smallpox antiviral for the Strategic National Stockpile, subject to a resolution of a size protest under Small Business Administration (“SBA”) guidelines. On February 18, 2011, the 2009 BARDA Smallpox RFP was cancelled. Shortly thereafter, we were advised of a new request for proposal seeking to procure 1.7 million courses of smallpox antiviral (“2011 BARDA Smallpox RFP”). We have responded to the 2011 BARDA Smallpox RFP. There can be no assurance that SIGA or any other company will receive an award pursuant to this RFP. Further, any award would be subject to negotiation of final contract terms and specifications; thus, the final terms under any contract with BARDA may be materially different than those indicated in the 2011 BARDA Smallpox RFP.

     Our efforts are focused on developing therapeutic solutions for some of the most lethal disease causing pathogens. Our smallpox, dengue and lassa fever antiviral programs are designed to prevent or limit the replication of the viral pathogens or the damage that the pathogens can cause.

Product Candidates and Market Potential

     SIGA Biological Warfare Defense Product Portfolio

     Anti-Orthopoxvirus Drug: Smallpox virus is classified as a Category A agent by the U.S. Centers for Disease Control and Prevention (“CDC”) and is considered one of the most significant threats for use as a biowarfare agent. While deliberate introduction of any pathogenic agent would be devastating, we believe the one that holds the greatest potential for harming the general U.S. population is smallpox. At present there is no effective drug with which to treat or prevent smallpox infections. To address this serious risk, SIGA scientists have identified a potent antiviral drug candidate, ST-246®, which inhibits vaccinia, cowpox, ectromelia (mousepox), monkeypox, camelpox, and variola (smallpox) replication in cell culture and in various animal models, but not other unrelated viruses. Given the safety concerns with the current smallpox vaccine, there could be several uses for an effective smallpox antiviral drug: prophylactically, to protect the non-immune who are at risk to exposure; therapeutically, to reduce mortality and morbidity in those infected with the smallpox virus; and lastly, as an adjunct to the smallpox vaccine in order to reduce the frequency of serious adverse events due to the live virus used for vaccination. In December 2005, the FDA approved our Investigational New Drug (“IND”) application for ST-246®. In June 2006, we successfully completed the first human clinical safety study of ST-246®. The trial showed the drug to be well-tolerated in healthy human volunteers at all tested orally administered doses. In addition, data from blood level exposure was sufficient to support once a day dosing. The study was a double-blind, randomized, placebo controlled, and ascending single dose study. In 2006, ST-246® became the first drug ever to demonstrate 100% protection against human smallpox virus in a primate trial conducted at the CDC. Later in 2006, in two non-human primate trials the drug demonstrated 100% protection for animals injected with high doses of monkeypox virus. One study was sponsored by the National Institute of Allergy and Infectious Diseases (“NIAID”) at the National Institutes of Health (“NIH”). The second study was conducted by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) and was funded by the Department of Defense’s Threat Reduction Agency (“DTRA”). In late 2006, ST-246® received Orphan Drug designation for both the treatment and prevention of smallpox. An additional Phase I clinical trial was started in February 2007. The trial was a 21 day, escalating, multiple-dose, Phase I safety, tolerability and pharmacokinetics study of ST-246® at three different dosages in healthy volunteers. The study was completed in December 2007 and as reported the preliminary results indicated that the drug is safe and well tolerated at all tests doses. In August 2008 a Phase I bioequivalence was performed at the Orlando Clinical Research Center in Orlando, Florida to compare ST-246® polymorph form I to form V. We submitted the final Clinical Study Report for that study to the FDA in May 2009. In December 2009, we completed a Phase II multiple dose clinical trial to evaluate the safety, tolerability and pharmacokinetics of ST-246® when administered as a single, daily oral dose for fourteen days.

     Anti-Arenavirus Drug: Arenaviruses are hemorrhagic fever viruses that have been classified as Category A agents by the CDC due to the great risk that they pose to public health and national safety. Among the Category A viruses recognized by the CDC, there are four hemorrhagic fever arenaviruses (Junin, Machupo, Guanarito and Sabia viruses) for which there are no FDA approved treatments available. In order to meet this threat, SIGA scientists have identified two lead drug candidates which have demonstrated significant antiviral activity in cell culture assays against arenavirus pathogens. We have demonstrated the therapeutic efficacy of one of the lead candidates in several animal challenge studies. SIGA also has programs against other hemorrhagic fever viruses, including Dengue Fever, Rift Valley Fever, Lymphocytic choriomeningitis virus and Ebola. We believe that the availability of hemorrhagic fever virus antiviral drugs will address national and global security needs by acting as a significant deterrent and defense against the use of arenaviruses as weapons of bioterrorism.

     Dengue Antiviral: Dengue fever, dengue hemorrhagic fever, and dengue shock syndrome are caused by one of four serotypes of dengue virus of the genus Flavivirus. Dengue is considered by the World Health Organization to be the most important arthropod-borne viral disease with an estimated 50-100 million people infected with the virus each year. There is currently no approved antiviral or vaccine for the treatment or prevention of dengue-mediated disease. SIGA currently has four drug series in the pre-clinical development stage, each with activity against all four serotypes of virus. Compounds from two of these series have recently shown efficacy in a murine model of disease and are undergoing optimization through medicinal chemistry.

     Broad Spectrum Antiviral: Research and development efforts currently underway at SIGA are aimed at developing a comprehensive biodefense against those microbial agents most likely to be deployed as biological weapons. A broad-spectrum antiviral would have great utility against natural or intentional introduction of these agents into population centers, as well as provide a treatment option in areas where these pathogens are endemic. Screening for antivirals against specific CDC Category A and B pathogens, utilizing SIGA’s high throughput screening program, led to the identification of a unique collection of compounds with broad spectrum antiviral activity. Compounds with potent, non-toxic activity against a diversity of virus families are currently being characterized with respect to antiviral mechanism(s) of action. SIGA chemi-informatics tools are being employed to explore and determine structure-activity relationships within lead compound series. To date, we have documented sub-micromolar activity of a broad spectrum antiviral candidate against viruses in the Poxviridae, Filoviridae, Bunyaviridae, Arenaviridae, Flaviviridae, Togaviridae, Retroviridae, and Picornaviridae families. Lead series are currently being assessed with respect to the mechanism of antiviral action, formulated for testing in vivo, and administered by multiple routes and dosing regimens to those small animal species traditionally used for modeling the pathogenesis of Category A viruses.

     Market for Biological Defense Programs

     The market for biodefense countermeasures has grown dramatically as a result of the increased awareness of the threat of global terror activity in the wake of the September 11, 2001 terrorist attacks and the October 2001 anthrax letter attacks. The U.S. government is the principal source of worldwide biodefense spending. Most U.S. government spending on biodefense programs results from development funding awarded by NIAID, BARDA and the Department of Defense (“DoD”), and procurement of countermeasures by the HHS, the CDC and the DoD. The U.S. government is now the largest source of development and procurement funding for academic institutions and biotechnology companies conducting biodefense research or developing vaccines and immunotherapies directed at potential agents of bioterror or biowarfare.

     The Project BioShield Act, which became law in 2004, authorizes the procurement of countermeasures for biological, chemical, radiological and nuclear attacks for the Strategic National Stockpile (“SNS”), which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat and protect those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield provided appropriations of $5.6 billion to be expended over ten years. The Pandemic and All-Hazards Preparedness Act (“the Preparedness Act”), passed in 2006, established BARDA as the agency responsible for awarding procurement contracts for biomedical countermeasures and providing development funding for advanced research and development in the biodefense arena. The Preparedness Act supplements the funding available under Project BioShield for radiological, nuclear, chemical and biological countermeasures, and emerging infectious disease threats. Advanced development funding for BARDA is created by annual appropriations by Congress. Congress also appropriates annual funding for the CDC for the procurement of medical assets and countermeasures for the SNS and for NIAID to conduct biodefense research. This appropriation funding supplements amounts available under Project BioShield.

     Since 2002, HHS has provided over $35 billion in funding for civilian biodefense programs which includes funding to states and localities through various programs to enhance their emergency preparedness activities and to better enable them to respond to large-scale, natural or man-made public health emergencies, such as acts of bioterrorism or infectious disease outbreaks. One of the major concerns in the field of biological warfare agents is smallpox which is defined as a high-priority Category A agent by the CDC. Although declared eradicated in 1979 by the World Health Organization (WHO), there is a threat that a rogue nation or a terrorist group may already possess or have the capability to synthesize an illegal inventory of the virus that causes smallpox. The only legal inventories of the virus are held under extremely tight security at the CDC in Atlanta, Georgia and at the Vector laboratory in Russia. As a result of this threat, the U.S. government has announced its intent to make significant expenditures on finding a way to counteract the virus if turned loose by terrorists or on a battlefield.

     In addition to the U.S. government, we believe that other potential additional markets for the sale of biodefense countermeasures include:
  state and local governments, which we expect may be interested in these products to protect emergency responders, such as police, fire and emergency medical personnel;

  foreign governments, including both defense and public health agencies;

  non-governmental organizations and multinational companies, including transportation and security companies; and

  healthcare providers, including hospitals and clinics.
Technology

     Antiviral Technology: Two Approaches

     SIGA has two approaches to the discovery and development of new antiviral compounds: high-throughput screening (“HTS”) and rational drug design. For HTS, SIGA uses whole cell virus inhibition assays, pseudotype virus inhibition assays, as well as validated target biochemical assays. SIGA currently has an in-house library of 260,000 small molecule compounds that is utilized for screening in these various assays. This strategy allows for both target specific and target neutral screening and identification of novel antiviral compounds. Compounds are also screened for toxicity in various cell lines to develop a therapeutic index (“TI”) which is the concentration that the compound is toxic to 50% of the cells (CC50) divided by the concentration of compound required to inhibit 50% of the virus (EC50) (TI= CC50/EC50). Once hits are identified with an acceptable TI they are selected for chemical optimization and proceed into the antiviral drug development pipeline.

     For rational drug design, SIGA applies mechanism of action information to screen large virtual compound collections as well as databases of commercially available compounds and prioritize them for subsequent experimental validation. Rational drug design is also used to develop structure activity relationships and lead optimization.

Collaborative Research Agreements

     We have entered into the following collaborative research arrangements and contracts:

     National Institutes of Health. We have been awarded the following grants and contracts by the NIH which were still active for 2010:

     Smallpox antiviral drug development: In 2006, SIGA was awarded grants and contracts from the NIH totaling approximately $21 million for the continued development of ST-246®. In 2008, SIGA was awarded a $55 million contract from the NIH to support the development of additional formulations and orthopox-related indications for ST-246®. In 2008, SIGA was also awarded $20 million from the NIH in supplemental funding to the Company’s existing $16.5 million contract. In September 2009, SIGA received a three-year, $3.0 million Phase II grant from the NIH to fund the continued development of ST-246® treatment of smallpox vaccine-related adverse events. As of December 31, 2010, approximately $63 million is available to the Company under these funding opportunities.

     Anti-arenavirus drug development: In 2006, SIGA received a three-year grant of $6.0 million from the NIH to support the development of antiviral drugs for Lassa fever virus. As of December 31, 2010, there are no remaining funds available for the development of the drug.

     Dengue antiviral drug development: In 2008, SIGA was awarded a $1.0 million, two-year grant from the NIH to support lead optimization and animal efficacy for our Dengue antiviral program. As of December 31, 2010, there are no remaining funds available for the development of the drug.

     Broad spectrum antiviral drug development: In September 2009, the Company was awarded a two-year, $1.7 million grant from the NIAID to support the development of broad spectrum, small-molecule inhibitors of bunyaviruses. The grant was awarded under the American Recovery and Reinvestment Act of 2009 (“the Recovery Act”). As of December 31, 2010, approximately $0.9 million is still available to the Company under this grant.

     Defense Threat Reduction Agency. In February 2010, the Company was awarded a $2.9 million contract with options for up to $9.9 million from DTRA to support the pre-clinical development and IND filing of a broad spectrum antiviral drug candidate. During the year ended December 31, 2010, we recognized revenue of $2.3 million from our contract with DTRA. As of December 31, 2010, approximately $0.6 million is still available to the Company from this contract.

     SIGA receives cash payments from the NIH under its grants on monthly and semi-monthly bases, and under its NIH and DTRA contracts on a monthly basis, as the work is performed and the related revenue is recognized. SIGA’s current grants and contracts do not include milestone payments. The agreements can be cancelled for non-performance and if cancelled, the Company will not receive funds for additional future work under the agreements.

     For a discussion of research and development expenses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Competition

     The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include most of the major pharmaceutical companies which have financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors include, but are not limited to, Acambis, Achillion Pharmaceuticals, Arrow Therapeutics, Celldex Therapeutics, Inc. (formerly Avant Immunotherapeutics, Inc.), Bavarian Nordic AS, Chimerix Inc., Bioport, Emergent BioSolutions and Novartis. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture.

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

Human Resources and Research Facilities

     As of February 15, 2011, we had 65 full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider our employee relations to be good. Our research and development facilities are located in Corvallis, Oregon where we lease approximately 18,100 square feet under a lease agreement signed in January 2007 which expires in December 2011 and 5,700 square feet under a sublease agreement signed in January 2010 which expires in December 2011.

Intellectual Property and Proprietary Rights

     Our commercial success will depend in part on our ability to obtain and maintain patent protection for our proprietary technologies, drug targets and potential products and to effectively preserve our trade secrets. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the type and extent of claims allowed in these patents.

     We are exclusive owner of 2 U.S. patents. We are also exclusive owner of 4 U.S. provisional patent applications, 15 U.S. utility patent applications, 3 international PCT patent applications and 105 foreign patent applications.

The following are our patent positions as of December 31, 2010:

	Number
PATENTS	Owned by	Patent Expiration Dates
	SIGA
U.S.	2	2024 (1), 2027 (1)
South Africa	2	2027 (2)
OAPI (African Intellectual Property
Organization)	2	2027 (2)

Number
APPLICATIONS	Owned by
SIGA
U.S. applications	15
U.S. provisionals	4
PCT	3
Australia	8
Canada	13
Europe	13
Japan	12
Mexico	6
South Africa	6
ARIPO (African Regional Intellectual Property
Organization)	8
OAPI	6
All Other Jurisdictions	33

     We also rely upon trade secret protection for our confidential and proprietary information. No assurance can be given that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets.

Government Regulation

     Regulatory Approval Process. Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of any biopharmaceutical products that we may develop. The nature and the extent to which such regulations may apply to us will vary depending on the nature of any such products. Virtually all of our potential biopharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources.

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

     The pre-marketing program required for approval by the FDA for a new drug typically involves a time-consuming and costly three-phase process. In Phase I, trials are conducted with a small number of healthy patients to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with small groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for statistical proof of efficacy and safety required by the FDA and others.

     The FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that has been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Estimates of the total time required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits a New Drug Application (“NDA”) or Product License Application (“PLA”) to the FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA or PLA, the FDA will decide whether to approve the drug. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding; there can be no assurance that any approvals will be granted on a timely basis, if at all.

     The FDA amended its regulations, effective June 30, 2002, to include the “animal rule” whereby certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear substances may be approved for use in humans based on evidence of effectiveness derived only from appropriate animal studies and any additional supporting data when human efficacy trials are not safe or ethical.

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

     Project BioShield. The Project BioShield Act of 2004 and related 2006 federal legislation provide procedures for bioterrorism-related procurement and awarding of research grants, making it easier for HHS to commit funds to countermeasure projects. Project BioShield provides alternative procedures under the Federal Acquisition Regulation for procuring property or services used in performing, administering or supporting biomedical countermeasure research and development. In addition, if the Secretary of HHS deems that there is a pressing need, Project BioShield authorizes the Secretary to use an expedited award process, rather than the normal peer review process, for grants, contracts and cooperative agreements related to biomedical countermeasure research and development activity.

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

  the known and potential benefits of the product outweigh its known and potential risks; and

  there is no adequate alternative to a product that is approved and available.
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

     Foreign Regulation. As noted above, in addition to regulations in the United States, we might be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our drug candidates. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The actual time required to obtain clearance to market a product in a particular foreign jurisdiction may vary substantially, based upon the type, complexity and novelty of the pharmaceutical drug candidate, the specific requirements of that jurisdiction, and in some countries whether the FDA has previously approved the drug for marketing. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary from country to country. Certain foreign jurisdictions, including the European Union, have adopted biodefense-specific regulation akin to that available in the United States such as a procedure similar to the “animal rule” promulgated by the FDA.

     Regulations Regarding Government Contracting. The status of an organization as a government contractor in the United States and elsewhere means that the organization is also subject to various statutes and regulations, including the Federal Acquisition Regulation, which governs the procurement of goods and services by agencies of the United States. These governing statutes and regulations can impose stricter penalties than those normally applicable to commercial contracts, such as criminal and civil damages liability and suspension and debarment from future government contracting. In addition, pursuant to various statutes and regulations, government contracts can be subject to unilateral termination or modification by the government for convenience in the United States and elsewhere, detailed auditing requirements, statutorily controlled pricing, sourcing and subcontracting restrictions and statutorily mandated processes for adjudicating contract disputes.

     American Recovery and Reinvestment Act. The Recovery Act was passed on February 13, 2009 in response to the current economic crisis. The Recovery Act is designed to spur job creation and preservation, increase economic activity and investment in long-term economic growth, and improve levels of accountability and transparency in government spending, in part through grants similar to the one that we were awarded in September 2009. Recipients of Recovery Act funds are required to report quarterly on the amount of funds spent, the status of the funded project, the number of jobs created and/or saved as a result of the funded project, and other details, all of which are made available to the public through the federal government’s official Recovery Act website, www.recovery.gov. Compliance with Recovery Act requirements will thus involve increased public disclosure regarding our activities, and may increase our costs.

Availability of Reports and Other Information

     We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.

     In addition, our Company website can be found on the Internet at www.siga.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access www.siga.com, click on “Investor Relations” and “Financial Information”.

     The following corporate governance related documents are also available on our website:
  Code of Ethics and Business Conduct

  Audit Committee Charter

  Compensation Committee Charter

  Nominating and Corporate Governance Committee Charter

  Procedure for Sending Communications to the Board of Directors

  Procedures for Security Holder Submission of Nominating Recommendations

  2004 Policy on Confidentiality of Information and Securities Trading
To review these documents, access www.siga.com and click on “Investor Relations” and “Corporate Governance”.

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

     We incurred net losses of approximately $28.2 million, $19.4 million, and $10.2 million for the years ended December 31, 2010, 2009, and 2008, respectively. On January 1, 2009, we recognized a $2.7 million increase in our opening accumulated deficit balance reflecting the cumulative effect of a change in accounting principle recorded in connection with certain warrants to acquire shares of the Company’s common stock. As of December 31, 2010, 2009, and 2008, our accumulated deficit was approximately $122.5 million, $94.3 million, and $72.2 million, respectively. We expect to continue to have significant operating expenses and will need to generate significant revenues to achieve and maintain profitability.

     We cannot guarantee that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected. Because our strategy may include the acquisition of other businesses, acquisition and integration expenses and any cash required to fund these acquisitions will reduce our available cash.

Our business will suffer if we are unable to raise additional equity funding.

     Unless and until we successfully sell any of our products, such as pursuant to the BARDA Smallpox RFP, we will continue to be dependent on our ability to raise money through the exercise of existing options or warrants or through the issuance of new equity. There is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional equity funds, we may be forced to discontinue or cease certain operations. We currently have sufficient operating capital to finance our operations beyond the next twelve months. Our annual operating needs vary from year to year depending upon the amount of revenue generated through grants, contracts and licenses, the amount of projects we undertake, and the amount of resources we expend in connection with acquisitions all of which may materially differ from year to year and may adversely affect our business.

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

We have identified a material weakness, which has been subsequently remediated, in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements included in our 2009 Annual Report on Form 10-K/A.

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

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The effectiveness of any controls or procedures is subject to certain limitations, and as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. We also cannot assure you that other material weaknesses will not arise as a result of failures to maintain adequate internal controls and procedures or that circumvention of those controls and procedures will not occur. Additionally, even our improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with generally accepted accounting principles. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations, and the market price of our securities could be materially adversely affected.

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

     Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. As of December 31, 2010, directors, officers and principal stockholders beneficially owned approximately 49.8% of our outstanding stock.

Risks Related to Our Dependence on U.S. Government Contracts and Grants

Most of our immediately foreseeable future revenues are contingent upon grants and contracts from the U. S. government, and we may not achieve sufficient revenues from these agreements to attain profitability.

     Until and unless we successfully sell any of our products, our ability to generate revenues will largely depend on our ability to enter into additional research grants, collaborative agreements, strategic alliances, contracts and license agreements with third parties or maintain the agreements we currently have in place. Substantially all of our revenues for the years ended December 31, 2010, 2009, and 2008, respectively, were derived from grants and contracts. Our current revenue is primarily derived from contract work being performed for the NIH under grants and two major contracts which are scheduled to expire in September 2011 and September 2013, respectively.

Our future business may be harmed as a result of the government contracting process, which can be a competitive bidding process that may involve risks not present in the commercial contracting process.

     We expect that a significant portion of the business that we will seek in the near future will be under government contracts or subcontracts, which may be awarded through competitive bidding. Competitive bidding for government contracts presents a number of risks that are not typically present in the commercial contracting process, which may include:
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
     The U.S. government may choose to award future contracts for the supply of smallpox anti-virus and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts, we may not be able to operate in the market for products that are provided under those contracts for a number of years. For example, BARDA’s 2009 request for proposal with respect to acquisition of a smallpox antiviral was open to all qualifying small businesses for which we were determined not to qualify. If we are unable to consistently win new contract awards over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contract awards, our growth strategy and our business, financial condition, and operating results could be materially adversely affected.

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

     If the government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our government contracts could be terminated under these circumstances. Some government contracts permit the government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under the government contract. If we were to develop technology under a contract with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the government.

Risks Related to Product Development

Our business depends significantly on our success in completing development and commercialization of drug candidates that are still under development. If we are unable to commercialize these drug candidates, or experience significant delays in doing so, our business will be materially harmed.

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
     We expect to rely on FDA regulations known as the “animal rule” to obtain approval for our biodefense drug candidates. The animal rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval. These regulations are relatively new and we have limited experience in the application of these rules to the drug candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our drug candidates in humans. If we are not successful in completing the development and commercialization of our drug candidates, our business could be harmed.

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

     The biopharmaceutical industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. In addition, there are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products. Many of these companies have substantially greater financial, technical, research and development resources, and human resources than us. Competitors may develop products or other technologies that are more effective than any that are being developed by us or may obtain FDA approval for products more rapidly than us. If we commence commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which we have no experience. Many of these companies also have manufacturing facilities and established marketing capabilities that would enable such companies to market competing products through existing channels of distribution. Three companies with similar profiles are diaDexus (formerly VaxGen, Inc.), which is developing vaccines against anthrax, smallpox and HIV/AIDS; Celldex Therapeutics (formerly Avant Immunotherapeutics, Inc.), which has vaccine programs for agents of biological warfare; and Chimerix, Inc., which is developing an alternative smallpox therapeutic.

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

     We face an inherent business risk of exposure to potential product liability claims in the event that drugs we develop are alleged to cause adverse effects on patients. Such risk exists for products being tested in human clinical trials, as well as products that receive regulatory approval for commercial sale. We have obtained and intend to keep in place product liability insurance with respect to drugs we develop, however, we may not be able to obtain such insurance in the future. Even if such insurance is obtainable, it may not be available at a reasonable cost or in a sufficient amount to protect us against liability. We currently maintain products liability insurance with coverage up to aggregate limits of $10 million and coverage of $10 million per occurrence.

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

     We have begun to expand our operations outside of the United States, and we must comply with numerous laws and regulations relating to our business operations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

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

     Our drug candidates require several manufacturing steps, and may involve complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Our products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, some of which all pharmaceutical companies, including SIGA, experience from time to time, may result in lot failures, delay in the release of lots, product recalls or spoilage. We will not be able to sell any lot that fails to satisfy release testing specifications.

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

     Our biopharmaceutical research and development sometimes involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources. The research and development activities of our company do not produce any unusual hazardous products. We do use small amounts of radioactive isotopes commonly used in pharmaceutical research, which are stored, used and disposed of in accordance with Nuclear Regulatory Commission regulations. Our general liability policy provides coverage up to annual aggregate limits of $2 million and coverage of $1 million per occurrence.

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

We may be subject to sanction for non-compliance with certain regulatory audit requirements.

     In June 2009, we became aware that we had not complied with certain Department of Health and Human Services (“DHHS”) regulations requiring the submission of yearly audited statements to the Office of the Inspector General (“OIG”) Office of Audit Services. We submitted the required audits and related statements to the OIG Office of Audit Services. No enforcement action has been taken in this matter, but there can be no assurance that no enforcement action will be taken at some future time with respect to this matter or any similar matter if similar or related problems are uncovered at some future time.

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
  the Federal Acquisition Regulation and other agency-specific regulations supplemental to the Federal Acquisition Regulation, which comprehensively regulate the procurement, formation, administration and performance of government contracts;

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

     Our drug candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a drug candidate will prevent us from commercializing the drug candidate. We have limited experience in preparing, filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process. Securing FDA approval requires the submission to the FDA of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information in order to establish the drug candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective, or may prove to have significant side effects, toxicities, or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

     As of December 31, 2010, we exclusively own 2 U.S. patents, 4 U.S. provisional patent applications, 15 U.S. utility patent applications, 3 International PCT patent applications and 105 foreign patent applications. We included a summary of our patent position as of December 31, 2010 in Part I, Item 1 of this Annual Report on Form 10-K.

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

     PharmAthene has submitted an expert report asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. We also continue to believe that we have meritorious defenses to the claims. We filed a partial summary judgment motion on March 19, 2010, regarding certain aspects of PharmAthene’s claims and damage assessments. On November 23, 2010, the Court of Chancery denied our motion for partial summary judgment. A trial was held before Vice Chancellor Donald F. Parsons, Jr. on January 3 -7, 10-12, 18-19 and 21, 2011. The Court reserved decision, and the parties are currently preparing post-trial briefs. Closing arguments are scheduled for April 2011. It is not currently possible to estimate a range of loss, if any.

     In addition, like many biopharmaceutical companies, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. It is possible that we and/or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.

Risks Related to Our Business

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

Our ability to use our net operating loss carryforwards may be limited.

     As of December 31, 2010, we had federal net operating loss carryforwards, or NOLs, of $65.7 million to offset future taxable income, which expire in various years through 2030, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     Our headquarters are located in New York City and our research and development facilities are located in Corvallis, Oregon. In New York, we occupy approximately 1,800 square feet under an Office Service Agreement with an affiliate of a shareholder that is cancelable upon 60 days notice. In Corvallis, we lease approximately 18,100 square feet under an amended lease agreement signed in January 2007 which expires in December 2011 and 5,700 square feet under a sublease agreement signed in January 2010 which expires in December 2011. Our facility in Oregon has been improved to meet the special requirements necessary for the operation of our research and development activities.

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

     PharmAthene has submitted an expert report asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. We also continue to believe that we have meritorious defenses to the claims. We filed a partial summary judgment motion on March 19, 2010, regarding certain aspects of PharmAthene’s claims and damage assessments. On November 23, 2010, the Court of Chancery denied our motion for partial summary judgment. A trial was held before Vice Chancellor Donald F. Parsons, Jr. on January 3 -7, 10-12, 18-19 and 21, 2011. The Court reserved decision, and the parties are currently preparing post-trial briefs. Closing arguments are scheduled for April 2011. It is not currently possible to estimate a range of loss, if any.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

     Our common stock trades under the symbol “SIGA”. Our common stock has been traded on the Nasdaq Global Market since September 3, 2009 and, prior to such date, had been traded on the Nasdaq Capital Market since September 9, 1997. Prior to that time there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported on the Nasdaq Global Market:

2010	High	Low
First Quarter	$7.46	$5.51
Second Quarter	7.80	6.15
Third Quarter	9.10	7.32
Fourth Quarter	14.10	7.98

2009	High	Low
First Quarter	$5.86	$3.15
Second Quarter	8.88	4.73
Third Quarter	8.63	6.25
Fourth Quarter	10.09	4.83

     As of February 28, 2011, the closing sale price of our common stock was $13.40 per share. There were 47 holders of record as of February 28, 2011. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names”.

     We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We are not under any restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Performance Graph

     The following line graph compares the cumulative total stockholder return through December 31, 2010, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2005 in each of (i) our common stock, (ii) the Nasdaq National Market-US; and (iii) the Nasdaq Pharmaceutical Index.

Value of Initial Investment	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
SIGA Technologies, Inc.	$100	$395	$324	$344	$611	$1,474
NASDAQ Composite Index	$100	$110	$120	$72	$103	$120
NASDAQ Biotech Composite Index	$100	$101	$106	$92	$107	$123

Securities Authorized for Issuance Under Equity Compensation Plans

     The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6. Selected Financial Data

     The selected financial data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial information including elsewhere in this annual report. The selected financial data for the years ended December 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from earlier audited consolidated financial statements not included in this annual report. The following table should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Revenues	$19,216	$13,812	$8,066	$6,699	$7,258
Selling, general and administrative	8,130	7,533	4,608	3,704	4,624
Research and development	22,659	17,423	11,613	9,943	9,149
Patent preparation fees	1,149	734	582	515	295
Loss from operations	(12,722)	(11,879)	(8,737)	(7,463)	(6,810)
Increase in fair value of common stock warrants	(15,957)	(7,523)	(1,510)	1,430	(3,090)
Other income (expense), net	484	1	94	394	2
Net loss	$(28,195)	$(19,400)	$(10,153)	$(5,639)	$(9,898)
Loss per share: basic and diluted	$(0.62)	$(0.52)	$(0.29)	$(0.17)	$(0.35)
Weighted average shares outstanding: basic and diluted	45,151,774	37,463,255	34,732,625	33,330,814	28,200,130
Cash and cash equivalents and short-term
investments	$21,331	$19,496	$2,322	$6,832	$10,640
Long-term obligations	10,700	9,734	4,477	3,243	4,696
Total assets	27,032	25,915	8,797	10,589	14,028
Stockholders' equity	12,069	7,153	1	5,228	7,282
Net cash used in operating activities	(10,825)	(8,471)	(7,198)	(5,448)	(4,438)

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

Overview

     Since our incorporation on December 28, 1995, SIGA has pursued the research, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in defense against biological warfare agents such as smallpox and arenaviruses. Our lead product, ST-246®, is an orally administered antiviral drug that targets orthopox viruses. In December 2006, the FDA granted Orphan Drug designation to ST-246® for the prevention and treatment of smallpox and in October 2010, expanded the Orphan Drug designation to the treatment of orthopoxvirus infections. In May 2009, we submitted a response to a RFP issued by BARDA with respect to the purchase of 1.7 million courses of a smallpox antiviral and in September 2009, BARDA informed us that our response to the BARDA Smallpox RFP was deemed technically acceptable and in the competitive range. In October 2010, the HHS announced their intention to award SIGA a contract to deliver 1.7 million treatment courses of its smallpox antiviral for the Strategic National Stockpile, subject to a size protest under SBA guidelines. On February 18, 2011, the 2009 BARDA Smallpox RFP was cancelled. Shortly thereafter, we were advised of a new request for proposal seeking to procure 1.7 million courses of smallpox antiviral. We have responded to the 2011 BARDA Smallpox RFP. There continues to be no assurance that SIGA or any other company will receive an award pursuant to the 2011 BARDA Smallpox RFP. Further, any award would be subject to the negotiation of final contract terms and specifications; thus, the final terms under any contract with BARDA may be materially different than those indicated in the 2011 BARDA Smallpox RFP.

Critical Accounting Estimates

     The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock options and warrants, impairment of assets and income taxes. Other key accounting policies, including revenue recognition, are less subjective and involve a lower degree of estimates and judgment. Below, we discuss these policies further, as well as the estimates and judgments involved.

Critical Accounting Policies

     The following is a brief discussion of the significant accounting policies and methods used by us in the preparation of our consolidated financial statements. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of all of the significant accounting policies.

Share-based Compensation
     The Company accounts for its stock-based compensation using the fair value recognition provisions prescribed by the authoritative guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

     Stock-based compensation expense for 2010, 2009 and 2008 was $1.5 million, $2.1 million and $1.0 million. The fair value of share-based awards are estimated on the grant date using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite periods in the Company’s consolidated statement of operations. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which stock awards will be outstanding before they are exercised, the expected volatility of our stock, and the number of stock-based awards that are expected to be forfeited. It is reasonably likely that future assumptions may change, in which case the fair value of future option awards may exceed or fall short of historical calculated fair values. In addition, for stock options with performance conditions, on a quarterly basis we estimate the most probable outcome of the performance conditions in order to determine the amount of compensation costs to be recorded over the remaining vesting period.

Fair Value of Financial Instruments
     The carrying value of cash and cash equivalents, accounts receivables, short-term investments, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock warrants, which are classified as liabilities are recorded at their fair market value as of each reporting period.

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
     The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Black-Scholes model utilizes inputs consisting of: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrants; (iii) the expected volatility using a weighted-average of historical volatilities of SIGA and a group of comparable companies; and (iv) the risk-free market rate. At December 31, 2010 and December 31, 2009, the fair value of such warrants was as follows:

	2010	2009
Common stock warrants classified as current liabilities	$-	$3,260,000
Common stock warrants classified as long-term liabilities	10,524,660	9,733,870
Total	$10,524,660	$12,993,870

     As of December 31, 2010 the Company held approximately $15.0 million in United States Treasury Bills, classified as a Level 1 security. The Company does not hold any Level 3 securities.

Revenue Recognition
     Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue is earned, over the period of effort. Funding for the acquisition of capital assets under cost-plus-fee grants and contracts is evaluated for appropriate recognition as a reduction to the cost of the acquired asset, a financing arrangement, or revenue, based on the specific terms of the related grant or contract. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

Goodwill
     The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates.

     At December 31, 2010, our goodwill totaled $898,000. We evaluate goodwill for impairment at least annually or as circumstances warrant. Goodwill is tested for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2010, the Company operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using the market capitalization of the Company as an estimate of its fair value. In the past, our market capitalization has been significantly in excess of the Company’s carrying value. It is possible that the future market capitalization of SIGA may fall short of our current market capitalization, in which case a different amount for potential impairment would result. The use of the discounted expected future cash flows to evaluate the fair value of the Company as a whole will possibly produce different results than the Company’s market capitalization.

Income Taxes
     Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. On an on-going basis, we evaluate whether a valuation allowance is needed to reduce our deferred income tax assets to an amount that is more likely than not to be realized. The evaluation process includes assessing historical and current results in addition to future expected results. Upon determining that we would be able to realize our deferred tax assets, an adjustment to the deferred tax valuation allowance would increase income in the period we make such determination.

Cumulative Effect of Changes in Accounting Principles
     On January 1, 2009, the Company adopted the provisions of the authoritative guidance for derivatives and hedging. The cumulative effect of the change in accounting principle recorded by the Company in connection with certain warrants to acquire shares of the Company’s common stock was recognized as an adjustment to the opening balance of accumulated deficit as summarized in the following table:

	As reported on	As adjusted on	Effect of change
	December 31, 2008	January 1, 2009	in accounting
Common stock warrants	$-	$2,710,000	$2,710,000
Accumulated deficit	(72,158,791)	(74,868,791)	(2,710,000)

Recent Accounting Pronouncements
     In October 2009, the FASB issued a new accounting standard updating existing multiple-element arrangement guidance. The revised guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even if such deliverables are not sold separately by either company itself or other vendors. The revised guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010, early adoption is permitted. The Company adopted the provisions of this guidance on January 1, 2010, which had no impact on the consolidated financial statements.

     In January 2010, the FASB issued updated accounting guidance for fair value measurements. This update provides amendments that requires new disclosure as follows: (1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describe the reasons for the transfers. (2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments that clarify existing disclosures as follows: (1) A reporting entity should provide fair-value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair-value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted the amendments effective for periods beginning after December 15, 2009. The adoption of these amendments did not have a material impact on the consolidated financial statements. The Company has not yet adopted the amendments effective for periods beginning after December 15, 2010. We do not expect the latter amendments to have a material impact on our consolidated financial statements.

Results of Operations

     The following table sets forth certain consolidated statements of income data as a percentage of net revenue for the periods indicated:

	2010	2009	2008
Revenue	100%	100%	100%
Selling, general and administrative	42%	55%	57%
Research and development	118%	126%	144%
Patent preparation fees	6%	5%	7%
Operating loss	66%	86%	108%

Years ended December 31, 2010, 2009, and 2008.

     Revenues from research and development contracts and grants for the years ended December 31, 2010 and 2009, were $19.2 million and $13.8 million, respectively. The increase of $5.4 million, or 39.1%, mainly relates to a $2.2 million increase in revenue generated from federal grants and contracts supporting our broad spectrum antiviral development program and a $2.4 million increase generated from federal grants and contracts supporting our arenavirus antiviral program. Revenue generated from federal grants and contracts supporting the development of ST-246 increased $904,000 during the year.

     Revenues from research and development contracts and grants for the years ended December 31, 2009 and 2008, were $13.8 million and $8.1 million, respectively. The increase of $5.7 million or 71.2% is mainly due to an increase of $4.2 million in revenue recognized from our existing program for the large-scale manufacturing and packaging of ST-246®. Revenue recognized from federal grants and contracts to support the development of additional formulations and orthopox-related indications of ST-246® increased by $1.5 million.

     Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2010 and 2009 were $8.1 million and $7.5 million, respectively, reflecting an increase of approximately $598,000 or 7.9%. The increase in SG&A expenses were mainly due to an increase of $559,000 in legal fees, an increase of $260,000 in expenses supporting business development activities and an increase of $181,000 in insurance premiums. The increase was offset by a decline of $615,000 in compensation related expenditures, including stock-based compensation.

     Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2009 and 2008 were $7.5 million and $4.6 million, respectively, reflecting an increase of approximately $2.9 million or 63.5%. Higher SG&A expenses were mainly due to an increase of $204,000 in accounting services resulting from additional governmental audits, an increase of $998,000 in stock-based compensation charges, a $71,000 increase in insurance premiums, an increase of $133,000 in foreign and public relations consulting, and an increase of $1.3 million in legal fees.

     Research and development (“R&D”) expenses were $22.6 million for the year ended December 31, 2010, an increase of $5.2 million or 30% from the $17.4 million incurred during the year ended December 31, 2009. Expenditures related to programs for the development of a broad spectrum antiviral drug and an arenavirus antiviral drug increased $860,000 and $1.8 million, respectively. Expenses supporting the development of ST-246® increased $1.0 million from the prior year. In addition to the programs’ direct expenses, our employee compensation expenses increased $925,000 as a result of hiring additional R&D personnel. As of December 31, 2010 and 2009, the Company had 60 and 49 full time R&D employees, respectively.

     Research and development (“R&D”) expenses were $17.4 million for the year ended December 31, 2009, an increase of $5.8 million or 50% from the $11.6 million incurred during the year ended December 31, 2008. Expenditures related to the manufacturing, packaging, and stability of ST-246® increased $3.3 million. Other costs related to ST-246® as well as the development of our other lead drug candidates increased $1.2 million from the prior year. Employee compensation expenses increased $978,000 mainly due to the hiring of additional personnel. As of December 31, 2009 and 2008, the Company had 49 and 36 full time R&D employees, respectively.

     During the years ended December 31, 2010, 2009, and 2008, we spent $12.2 million, $10.9 million and $5.4 million, respectively, on the development of ST-246®. During the year ended December 31, 2010, we spent $1.7 million on internal human resources dedicated to the drug’s development and $10.5 million mainly on manufacturing and clinical testing. During the year ended December 31, 2009, we spent $1.5 million on internal human resources dedicated to the drug’s development and $9.4 million mainly on packaging and manufacturing. For the year ended December 31, 2008, we spent $1.2 million on internal human resources dedicated to the drug’s development and $4.2 million mainly on clinical trials and manufacturing. From inception of the ST-246® development program to-date, we invested a total of $38.0 million in the program, of which $6.9 million supported internal human resources, and $31.1 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by the NIH and the DoD.

     During the years ended December 31, 2010, 2009, and 2008, we spent $2.2 million, $384,000 and $930,000, respectively, to support the development of drug candidates for Lassa fever virus and drug candidates for certain arenavirus pathogens and hemorrhagic fevers. During the year ended December 31, 2010, we invested $181,000 in internal human resources and $2.0 million mainly for the testing of chemical compounds. During the year ended December 31, 2009, we invested $155,000 in internal human resources dedicated to the development of these drugs, and $228,000 mainly to testing of chemical compounds. For the year ended December 31, 2008, we spent $254,000 on internal human resources dedicated to the development of these drugs and $676,000 mainly to support pre-clinical testing. From inception of our programs to develop drug candidates for hemorrhagic fevers, to-date, we spent a total of $8.1 million related to the programs, of which $2.4 million and $5.7 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by the NIH and the DoD.

     During the years ended December 31, 2010, and 2009 we spent $1.5 million and $66,000, respectively, to support the development of a broad-spectrum antiviral drug candidate. During the year ended December 31, 2010, we spent $645,000 on internal human resources and $849,000 mainly on the optimization of lead antiviral compounds. During the year ended December 31, 2009, we spent $42,000 on internal human resources and $24,000 mainly on compound modeling software licenses. From the inception of our program to develop a broad-spectrum antiviral drug to date, we have spent a total of $1.6 million related to the program, of which $687,000 and $873,000 were mainly expended on internal human resources and supporting medicinal chemistry and the optimization of lead antiviral compounds, respectively. These resources reflect expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by the NIH and the DoD.

     The majority of our product programs are in the early stage of development. As a result, we cannot make reasonable estimates of the potential cost for most of our programs to be completed or the time it will take to complete the programs. Our lead product, ST-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005, the FDA accepted our IND application for ST-246® and granted it Fast-Track status. In December 2006, the FDA granted Orphan Drug designation to ST-246, for the prevention as well as the treatment of smallpox. We expect that costs to complete the development of ST-246® for adult therapeutic use will approximate $20 million to $25 million, that the development could be completed within 30 months, and that a New Drug Application could be filed as the development process is completed. There is a high risk of non-completion of any program, including ST-246, because of the lead time to program completion, scientific issues that may arise and uncertainty of the costs. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur.

     The risk of failure to complete any program is high, as each, other than our smallpox program, is in the relatively early stage of development. Products for the biological warfare defense market, such as the ST-246® smallpox antiviral, could generate revenues within 30 months. We expect the future research and development cost of our biological warfare defense programs to increase as potential products enter animal studies and safety testing, including human safety trials. Funds for future development will be partially funded from government grants and contracts and future financing. If we are unable to obtain additional federal funding in the required amounts, the development timeline for these products would slow or possibly be suspended. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

     Patent preparation expenses for the years ended December 31, 2010 and 2009 were $1.1 million and $734,000, respectively. The increase of $414,000 or 56.5% is mainly related to our efforts to protect our lead drug candidates in geographic territories including South Africa, Japan, China and Europe.

     Patent preparation expenses for the years ended December 31, 2009 and 2008 were $734,000 and $582,000, respectively. The increase of $153,000 or $26.2% is mainly related to our efforts to protect our lead drug candidates in expanded geographic territories.

     Total operating loss for the years ended December 31, 2010 and 2009 was $12.7 million and $11.9 million, respectively. The increase of $843,000 or 7.1% in net operating loss is a result of the continued expansion of our R&D activities and the hiring of highly specialized personnel, the expansion of SIGA’s laboratory facilities and an increase of $559,000 in legal fees mainly related to litigation.

     Total operating loss for the years ended December 31, 2009 and 2008 was $11.9 million and $8.7 million, respectively. The increase of $3.2 million or 36.0% in net operating loss is a result of the continued expansion of R&D and specialized personnel, the increase of $1.1 million in non-cash stock based compensation, and an increase of $1.3 million in general corporate and litigation related legal fees.

     Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the years ended December 31, 2010, 2009, and 2008, we recorded a loss of $16.0 million, $7.5 million and $1.5 million, respectively, reflecting changes in the fair market value of warrants and rights to purchase common stock during the respective years. The warrants and rights to purchase common stock of SIGA were recorded at fair market value and classified as liabilities.

     Other income for the years ended December 31, 2010, 2009, and 2008, was $484,000, $1,000 and $94,000, respectively. The increase in other income in 2010 represented $10,000 of interest income on our cash and cash equivalents; $648,000 received from the U.S. government for qualified therapeutic drug discovery tax grant offset by $175,000 of income tax expense for deferred tax liabilities related to goodwill. Other income in 2009 and 2008 represented interest income on our cash and cash equivalents.

Liquidity and Capital Resources

     On December 31, 2010, we had $6.3 million in cash and cash equivalents and $15.0 million in short-term investments. During the year ended December 31, 2010, we received net proceeds of $7.7 million from exercises of warrants and options to purchase shares of the Company’s common stock and $5.5 million for the exercise of rights to acquire shares under a letter agreement dated June 19, 2008.

     In February 2010, the Company was awarded a $2.8 million contract with options for up to $9.9 million from the Department of Defense’s Transformational Medical Technologies (TMT) through the Defense Threat Reduction Agency (“DTRA”) to support the pre-clinical development and IND filing of a broad spectrum antiviral drug candidate.

     In September 2009, the Company was awarded a two-year, $1.7 million grant from the NIAID of the NIH, to support the development of broad spectrum, small-molecule inhibitors of bunyaviruses. The grant was awarded under the Recovery Act. Moreover, the Company received a three-year, $3.0 million Phase II grant from the NIH to fund the continued development of ST-246® treatment of smallpox vaccine-related adverse events.

     Operating activities
     Net cash used in operations during the years ended December 31, 2010, 2009, and 2008 was $10.8 million, $8.5 million and $7.2 million, respectively. The increase in net cash used in operations is mainly due to the continued growth in our operations, including the transition to a highly specialized R&D workforce, packaging, and manufacturing of ST-246®, clinical and pre-clinical testing of our leading programs, and higher legal fees.

     On December 31, 2010 and 2009, our accounts receivable balance was $3.0 million and $2.4 million, respectively. The increase in our account receivable balances reflects the expanded work performed during November and December of 2010 under our two contracts with the NIAID as well as work performed under our broad spectrum antiviral development contract. Funds outstanding under these contracts were collected during January and February 2011. Our accounts payable and accrued expenses balance was $4.1 million and $4.2 million on December 31, 2010 and 2009, respectively.

     Investing activities
     Capital expenditures during the years ended December 31, 2010, 2009, and 2008 were approximately $550,000, $340,000 and $340,000, respectively As of December 31, 2010 and 2009, we had $15.0 million and $5 million invested in U.S. Treasury bills.

     Financing activities
     Cash provided by financing activities was $13.2 million, $26.0 million, and $3.0 million, during the years ended December 31, 2010, 2009, and 2008, respectively. During the years ended December 31, 2010 and 2009, we received net proceeds of $13.2 million and $7.4 million, respectively, from exercises of options and warrants to purchase common stock, including cash receipts from exercises under a letter agreement dated June 19, 2008 (as amended, the “Letter Agreement”) with MacAndrews & Forbes LLC (“M&F”), a related party.

     Under the Letter Agreement, which expired on June 19, 2010, M&F committed to invest, at SIGA’s discretion or at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. In July 2010, we issued 1,797,386 shares of common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock in exchange for $5.5 million. In 2009, we issued to M&F 816,993 shares of common stock and 326,797 warrants to acquire common stock in exchange for total proceeds of $2.5 million. The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as amended, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the Letter Agreement.

     In December 2009 we received net proceeds of $18.6 million from the sale of 2,725,339 shares of common stock, par value $0.0001 per share, for $7.35 per share, pursuant to subscription agreements with the investors who participated in that offering.

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

Contractual Obligations, Commercial Commitments and Purchase Obligations

     As of December 31, 2010, our purchase obligations are not material. We lease certain facilities and office space under operating leases. Our obligations under such leases do not extend past December 31, 2011.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS, LLP

New York, New York
March 9, 2011

SIGA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$6,332,053	$14,496,313
Short term investments	14,999,350	4,999,300
Accounts receivable	3,002,144	2,405,861
Prepaid expenses	369,017	1,585,072
Total current assets	24,702,564	23,486,546

Property, plant and equipment, net	1,150,257	1,225,656
Goodwill	898,334	898,334
Other assets	280,648	304,751
Total assets	$27,031,803	$25,915,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,884,259	$3,458,013
Accrued expenses	1,188,158	740,333
Deferred revenue	190,763	1,570,234
Common stock warrants	-	3,260,000
Total current liabilities	4,263,180	9,028,580

Common stock warrants	10,524,660	9,733,870
Deferred income tax liability	175,175	-
Total liabilities	14,963,015	18,762,450

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
49,019,433 and 43,061,635 issued and outstanding at December 31, 2010,
and December 31, 2009, respectively)	4,902	4,306
Additional paid-in capital	134,524,304	101,417,677
Accumulated other comprehensive income	4,067	-
Accumulated deficit	(122,464,485)	(94,269,146)
Total stockholders' equity	12,068,788	7,152,837
Total liabilities and stockholders' equity	$27,031,803	$25,915,287

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Revenues
Research and development	$19,215,837	$13,811,858	$8,065,618

Operating expenses
Selling, general and administrative	8,130,669	7,533,167	4,608,089
Research and development	22,658,959	17,423,453	11,612,892
Patent preparation fees	1,148,597	734,165	581,548
Total operating expenses	31,938,225	25,690,785	16,802,529
Operating loss	(12,722,388)	(11,878,927)	(8,736,911)

Increase in fair value of common stock warrants	(15,957,068)	(7,522,865)	(1,509,756)
Other income, net	484,117	1,437	94,052
Net loss	$(28,195,339)	$(19,400,355)	$(10,152,615)

Weighted average shares outstanding: basic and diluted	45,151,774	37,463,255	34,732,625
Net loss per share: basic and diluted	$(0.62)	$(0.52)	$(0.29)

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

					Accumulated
					Other	Total
	Common Stock		Additional Paid -	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	in Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2007	33,937,549	$3,394	$67,230,987	$(62,006,176)	$-	$5,228,205
Issuance of common stock upon exercise of stock
options and warrants	1,446,171	144	3,186,220			3,186,364
Stock based compensation			1,041,293			1,041,293
Fair value of warrants issued for financing commitment			422,331			422,331
Fair value of exercised common stock warrants			275,783			275,783
Net loss				(10,152,615)		(10,152,615)
Balance at December 31, 2008	35,383,720	3,538	72,156,614	(72,158,791)	-	1,361

Issuance of common stock upon exercise of stock
options and warrants	4,952,576	495	7,419,737			7,420,232
Net proceeds from the issuance of 2,725,339 shares
of common stock ($7.35 per share)	2,725,339	273	18,565,147			18,565,420
Stock based compensation			2,141,772			2,141,772
Fair value of exercised common stock warrants			1,715,765			1,715,765
Recognition of deferred transaction costs			(581,358)			(581,358)
Cumulative effect of accounting change				(2,710,000)		(2,710,000)
Net loss				(19,400,355)		(19,400,355)
Balance at December 31, 2009	43,061,635	4,306	101,417,677	(94,269,146)	-	7,152,837

Net loss				(28,195,339)		(28,195,339)
Change in net unrealized gain (loss) on short-term
investments					4,067	4,067
Comprehensive loss						(28,191,272)
Issuance of common stock upon exercise of stock
options and warrants	5,957,808	596	13,196,394			13,196,990
Stock based compensation			1,483,955			1,483,955
Fair value of exercised common stock warrants			18,426,278			18,426,278
Balance at December 31, 2010	49,019,443	$4,902	$134,524,304	$(122,464,485)	$4,067	$12,068,788

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(28,195,339)	$(19,400,355)	$(10,152,615)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	625,343	475,091	459,882
Increase in fair value of warrants	15,947,007	7,522,865	1,509,756
Stock based compensation	1,483,955	2,141,772	1,041,293
Changes in assets and liabilities:
Accounts receivable	(596,283)	(446,253)	(973,119)
Prepaid expenses	1,216,055	(192,465)	(1,262,492)
Other assets	24,103	(20,895)	(22,090)
Deferred revenue	(1,379,471)	267,634	1,302,600
Accounts payable and accrued expenses	(125,929)	1,181,777	898,899
Deferred income taxes	175,175	-	-
Net cash used in operating activities	(10,825,384)	(8,470,829)	(7,197,886)
Cash flows from investing activities:
Capital expenditures	(549,944)	(340,729)	(340,222)
Proceeds from maturity of short term investments	31,250,000	-	-
Purchases of short term investments	(41,235,922)	(4,999,300)	-
Net cash used in investing activities	(10,535,866)	(5,340,029)	(340,222)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	13,196,990	7,420,232	3,186,364
Proceeds from issuance of securities	-	18,565,420	-
Deferred transaction costs	-	-	(159,027)
Net cash provided by financing activities	13,196,990	25,985,652	3,027,337
Net (decrease) increase in cash and cash equivalents	(8,164,260)	12,174,794	(4,510,771)
Cash and cash equivalents at beginning of period	14,496,313	2,321,519	6,832,290
Cash and cash equivalents at end of period	$6,332,053	$14,496,313	$2,321,519

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business
SIGA Technologies, Inc. (“SIGA” or the “Company”) is a bio-defense company engaged in the discovery, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in defense against biological warfare agents such as smallpox and arenaviruses. The Company’s antiviral programs are designed to prevent or limit the replication of viral pathogens.

Basis of presentation
The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the consolidated financial position, results of operations and cash flows for all periods presented.

The consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company does not have commercial products and has limited capital resources. Management’s plans with regard to these matters include continued development of its products as well as pursuing commercial opportunities and seeking additional capital through a combination of collaborative agreements, strategic alliances, research grants, and future equity and debt financing. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining future financing on commercially reasonable terms or that the Company will be able to secure funding from anticipated government contracts and grants. Management believes that existing funds combined with cash flows primarily from continuing government grants and contracts will be sufficient to support its operations for at least the next twelve months. The success of the Company is dependent upon commercializing its research and development programs and the Company’s ability to obtain adequate future financing. If the Company is unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Use of Estimates
The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. These estimates include the variables used in the calculation of fair value for outstanding options and warrants granted or issued by the Company; impairment of goodwill, intangibles and long-lived assets, and the realization of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Cash Equivalents, Short-term Investments and Marketable Securities
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Highly liquid investments with maturities greater than three months and less than one year are classified as short-term investments. Such investments are generally money market funds, bank certificates of deposit, and U.S. Treasury bills.

The Company classifies short-term investments and marketable securities with readily determinable fair values as “available-for-sale”. Investments in securities that are classified as available-for-sale are measured at fair market value in the balance sheet and unrealized holding gains and losses on investments are reported as a separate component of stockholders’ equity until realized.

As of December 31, 2010 and 2009 the Company’s short-term investments consisted of approximately $15.0 million and $5.0 million, respectively, of available-for-sale United States Treasury Bills. As of December 31, 2010 and 2009, the unrealized gain relating to these investments was immaterial.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line method over the estimated useful lives of the various asset classes. The estimated useful lives are as follows: 5 years for laboratory equipment; 3 years for computer equipment; and 7 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. Maintenance, repairs and minor replacements are charged to expense as incurred.

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue as earned, over the period of effort. Funding for the acquisition of capital assets under cost-plus-fee grants and contracts is evaluated for appropriate recognition as a reduction to the cost of the asset, a financing arrangement, or revenue based on the specific terms of the related grant or contract. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations in which the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

For the years ended December 31, 2010, 2009, and 2008, revenues from National Institutes of Health (“NIH”) contracts and grants was 91%, 100% and 99.5%, respectively, of total revenues recognized by the Company.

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2010 and 2009, 87% and 100%, respectively, of accounts receivables represented receivables from NIH. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2009, 2008, and 2007, the Company had no allowance for doubtful accounts.

Research and Development
Research and development expenses include costs directly attributable to the conduct of research and development programs, including employee related costs, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors, including services related to the Company’s clinical trials and facility costs, such as rent, utilities, and general support services. All costs associated with research and development are expensed as incurred. Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred.

Goodwill
The Company evaluates goodwill for impairment at least annually or as circumstances warrant. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. The Company operates as one business and one reporting unit. Therefore, the goodwill impairment analysis is performed on the basis of the Company as a whole, using the market capitalization of the Company as an estimate of its fair value.

Share-based Compensation
Stock-based compensation expense for all share-based payment awards made to employees and directors is determined based on estimated grant-date fair value using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods in the Company’s consolidated statement of operations.

These compensation costs are recognized net of an estimated forfeiture rate over the requisite service periods of the awards. Forfeitures are estimated on the date of the respective grant and revised if actual or expected forfeiture activity differ materially from original estimates.

Income Taxes
The Company recognizes income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities at enacted tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is established if it is more likely than not that some or the entire deferred tax asset will not be realized.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return.

The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2010. As of December 31, 2010, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus, the Company’s open tax years extend back to 1996. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s consolidated financial statements for each of the years in the three-year period ended December 31, 2010.

Net Loss per Share
The Company computes, presents and discloses earnings per share in accordance with the authoritative guidance which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, that is to measure the performance of an entity over the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period. The calculation of diluted EPS is similar to basic EPS except the denominator is increased for the conversion of potential common shares unless the impact of such common shares is anti-dilutive.

The Company incurred losses for the years ended December 31, 2010, 2009, and 2008, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At December 31, 2010, 2009, and 2008, outstanding options to purchase 4,719,628, 6,249,917 and 7,696,054 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $9.32 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive. At December 31, 2010, 2009, and 2008, outstanding warrants to purchase 3,155,537, 5,011,141 and 7,456,406 shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.80 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as liabilities are recorded at their fair market value as of each reporting period.

The Company applies the applicable authoritative guidance for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis.

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
The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At December 31, 2010 and December 31, 2009, the fair value of such warrants was as follows:

	2010	2009
Common stock warrants classified as current liabilities	$-	$3,260,000
Common stock warrants classified as long-term liabilities	10,524,660	9,733,870
Total	$10,524,660	$12,993,870

As of December 31, 2010, the Company held approximately $15.0 million in United States Treasury Bills, classified as a Level 1 security. SIGA does not hold any Level 3 securities.

Segment Information
The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and only has one reportable segment.

Cumulative Effect of Changes in Accounting Principles
On January 1, 2009, the Company adopted the provisions of the authoritative guidance for derivatives and hedging. The cumulative effect of the change in accounting principle recorded by the Company in connection with certain warrants to acquire shares of the Company’s common stock, was recognized as an adjustment to the opening balance of accumulated deficit as summarized in the following table:

	As reported on	As adjusted on	Effect of change
	December 31, 2008	January 1, 2009	in accounting
Common stock warrants	$-	$2,710,000	$2,710,000
Accumulated deficit	(72,158,791)	(74,868,791)	(2,710,000)

Recent Accounting Pronouncements
In October 2009, the FASB issued a new accounting standard updating existing multiple-element arrangement guidance. The revised guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even if such deliverables are not sold separately by either company itself or other vendors. The revised guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company adopted the provisions of this guidance on January 1, 2010, which had no impact on the consolidated financial statements.

In January 2010, the FASB issued updated accounting guidance for fair value measurements. This update provides amendments that require new disclosure as follows: (1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describe the reasons for the transfers. (2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments that clarify existing disclosures as follows: (1) A reporting entity should provide fair-value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair-value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted the amendments effective for interim and annual periods beginning after December 15, 2009. The adoption did not have a material impact on the consolidated financial statements. The Company has not yet adopted the amendments effective for periods beginning after December 15, 2010. SIGA does not expect the preceding amendments to have a material impact on its consolidated financial statements.

3. Research Agreements

The Company obtains funding in the form of grants or contracts (collectively, the “Grants”) from various agencies of the U.S. Government to support its research and development activities. As of December 31, 2010, the Company has five active Grants with varying expiration dates though August 2013 that provide for aggregate research and development funding for specific projects of approximately $99.1 million. At December 31, 2010, the Company has recognized $34.4 million of revenue from these grants. As of December 31, 2010, approximately $64.7 million is available to support future research and development activities. The Grants contain customary terms and conditions including the U.S. Government’s right to terminate a grant for convenience.

4. Stockholders’ Equity

On December 31, 2010, the Company's authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2009 Financing
On December 9, 2009, the Company entered into Subscription Agreements for the sale of 2,725,339 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $7.35 per share. Net proceeds to the Company were approximately $18.6 million.

2008 Financing
On June 19, 2008, SIGA entered into a letter agreement (as amended, the “Letter Agreement”) that expired on June 19, 2010, with MacAndrews & Forbes LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion or at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. On June 18, 2010, M&F notified SIGA of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement and entered into a Deferred Closing and Registration Rights Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to SIGA in exchange for the issuance of (i) 1,797,386 shares of common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share. The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the related warrant agreements.

In 2009, SIGA issued to M&F 816,993 shares of common stock and 326,797 warrants to acquire common stock in exchange for total proceeds of $2.5 million. The warrants are exercisable for a term of four years from issuance for an exercise price of $3.519 per share. The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the warrant agreements.

In addition and in consideration for the commitment of M&F reflected in the Letter Agreement, on June 19, 2008, M&F received warrants to purchase 238,000 shares of SIGA common stock, initially exercisable at $3.06 (the “Commitment Warrants”). The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the Letter Agreement. The Commitment Warrants are exercisable until June 19, 2012. The Company initially recorded all costs related to the Letter Agreement, including the fair value of the Commitment Warrants, as deferred transaction costs. Upon the issuance of common stock and warrants to purchase shares of common stock on April 30, 2009, the Company recorded a reduction in its additional paid-in capital for the effect of the related transaction costs.

The Company determined that the warrants potentially issuable to M&F under the Letter Agreement were not “indexed to the Company’s own stock” prior to their issuance in accordance with the authoritative guidance. As a result, warrants potentially issuable under the Letter Agreement met the definition of a derivative and were recorded as a liability on the Company’s balance sheet (also refer to Cumulative Effect of Changes in Accounting Principle in Note 2). Management determined that, upon issuance, the warrants do not meet the definition of a derivative and, consequently, the warrants are reflected as equity at December 31, 2010. The Company recorded a loss of $1.1 million for the year ended December 31, 2010 representing the increase in the fair value of the warrants from January 1, 2010 through the date of issuance.

2006 and 2005 Placements
In 2006 and 2005 the Company sold shares of its common stock and warrants to purchase shares of common stock. In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share (the “2006 Warrants”). In 2005, the Company issued 1,000,000 warrants with an initial exercise price of $1.18 per share (the “2005 Warrants”). As of December 31, 2010, all of the 2005 Warrants have been exercised and issued. The 2006 Warrants may be exercised through and including October 19, 2013. Due to the effect of certain anti-dilution provisions in such warrants, the Company adjusted the number of shares issuable under the 2006 Warrants by 652,038 through December 31, 2010. The exercise prices of the warrants issued in these placements were also adjusted. At December 31, 2010, 915,568 of the 2006 Warrants at an exercise price of $2.92 were outstanding. The number of shares issuable pursuant to the Warrants may be subject to further adjustment as a result of the effect of future equity issuances on anti-dilution provisions in the related warrant agreements.

The Company accounted for the 2006 and 2005 Warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Any changes in the fair value of the derivative instruments be reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At December 31, 2010, the fair market value of the 2006 Warrants was $10.5 million. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the year ended December 31, 2010, the Company recorded a loss of $14.9 million as a result of a net increase in the 2005 and 2006 Warrants.

5. Stock Option Plan and Warrants

In May 2010, the Company adopted its 2010 Incentive Stock Option Plan (the “2010 Plan”) to supersede its 1996 Incentive and Non-Qualified Stock Option Plan (the “1996 Plan”). The 2010 Plan provides for the granting of up to 2,000,000 shares of the Company’s common stock to employees, consultants and outside directors of the Company. The awards that may be provided under the 2010 Plan include: Incentive Stock Options (“ISOs”) and Nonqualified Stock Options; shares of Restricted Stock; and shares of Unrestricted Stock.

Stock option awards provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee but must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant. The vesting period for options granted under the 2010 Plan, except those granted to outside directors, is determined by the Compensation Committee of the Board of Directors. The Compensation Committee also determines the expiration date of each Stock Option, however, no ISO is exercisable more than ten years after the date of grant. The maximum term of options awarded under the 2010 Plan is ten years.

During 1996, the Company established its 1996 Plan which, as amended, provided for the granting of up to 11,000,000 shares of the Company’s common stock to employees, consultants and outside directors of the Company. The exercise period for options granted under the Plan, except those granted to outside directors, is determined by a committee of the Board of Directors. Stock options granted to outside directors pursuant to the Plan must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant. There will be no future awards from the 1996 Plan.

The fair value of option grants were estimated at the date of grant during the years ended December 31, 2010, 2009, and 2008 based upon the following weighted average assumptions:

	2010	2009	2008
Expected volatility	80.21%	81.40%	68.50%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.16%	2.21%	2.79%
Expected life	5 years	5 years	5 years

Expected volatility has been estimated using a combination of the Company’s historical volatility and the historical volatility of a group of comparable companies, both using historical periods equivalent to the options’ expected lives. The expected dividend yield assumption is based on the Company’s intent not to issue a dividend in the foreseeable future. The risk-free interest rate assumption is based upon observed interest rates for securities with maturities approximating the options’ expected lives. The expected life was estimated based on historical experience and expectation of employee exercise behavior in the future giving consideration to the contractual terms of the award.

For the years ended December 31, 2010, 2009, and 2008, the Company recorded compensation expense of $1.5 million, $2.1 million and $1.0 million, respectively. The total fair value of options vested during each year was $1.5 million, $1.4 million and $595,000 for 2010, 2009 and 2008, respectively. The weighted-average grant-date fair value of stock options granted was $4.95, $4.29 and $1.72 for 2010, 2009 and 2008, respectively.

A summary of the stock option activity under the 2010 and 1996 Plans is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average Exercise	Remaining Life	Intrinsic Value
	Options	Price	(in years)	(in thousands)
Outstanding at January 1, 2010	6,124,917	$2.76
Granted	179,500	7.62
Forfeited	(12,167)	7.18
Exercised	(1,572,622)	2.44
Outstanding at December 31, 2010	4,719,628	$3.02	4.26	$51,803,991
Vested and expected to vest at December 31, 2010	4,382,249	$2.83	3.95	$48,968,913
Exercisable at December 31, 2010	3,841,795	$2.77	3.44	$43,139,846

As of December 31, 2010, $1.2 million of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 1.42 years. The total intrinsic value of stock options exercised was $19.6 million, $7.0 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

As of December 31, 2009, options awarded outside of the plan included 125,000 options granted in May 2000 to the Company’s Chief Scientific Officer, with an exercise price of $2.00 per share. These options were exercised in 2010 for total proceeds of approximately $250,000.

As of December 31, 2010 and 2009, 500,000 of the Company’s outstanding options, respectively, were subject to specific performance conditions which included revenue thresholds and regulatory approval of our lead drug candidate. These options are not exercisable at December 31, 2010.

The following tables summarize information about warrants outstanding at December 31, 2010:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2010	5,011,141	$3.17
Granted	849,742	3.32
Exercised	(2,702,687)	2.10
Canceled / Expired	(2,659)	1.83
Outstanding at December 31, 2010	3,155,537	2.16

6. Related Parties

On December 1, 2009 the Company entered into an Office Service Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. The agreement is cancelable upon 60 days notice by SIGA or the affiliate.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2010, 2009, and 2008, the Company incurred costs of $2.7 million, $1.8 million and $1.0 million, respectively, related to services provided by the outside counsel. On December 31, 2010, the Company’s outstanding payables included $485,000 payable to the outside counsel.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Laboratory equipment	$2,573,178	$2,301,312
Leasehold improvements	3,055,100	2,868,849
Computer equipment	297,500	229,209
Furniture and fixtures	310,898	310,898
	6,236,676	5,710,268
Less - accumulated depreciation	(5,086,419)	(4,484,612)
Property, plant and equipment, net	$1,150,257	$1,225,656

8. Accrued Expenses

Accrued expenses consisted of the following at December 31, 2010 and 2009:

	2010	2009
Vacation	$207,717	$159,591
Bonuses	50,000	194,700
Legal	590,000	55,000
Other	340,441	331,042
Accrued expenses	$1,188,158	$740,333

9. Income Taxes

At December 31, 2010 and 2009, the Company’s deferred tax assets and liabilities are comprised of the following:

Deferred income tax assets:	2010	2009
Net operating losses	$25,340	$20,302
Deferred research and development costs	5,644	6,613
Amortization of intangible assets	1,274	571
Depreciation	828	866
Other	80	-
	33,166	28,352
Less valuation allowance	(33,166)	(28,352)
Deferred income tax assets	-	-

Deferred income tax liabilities:
Amortization of goodwill	175	-
Deferred income tax liabilities, net	$175	$-

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $68.7 million at December 31, 2010 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire beginning in 2011 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards from years prior to 2004 may be subject to limitation. In consideration of the Company’s accumulated losses and the uncertainty of its ability to utilize this deferred tax asset in the future, the Company has recorded a valuation allowance of an equal amount on such date to fully offset the deferred tax asset.

The deferred tax assets for the respective periods were assessed for recoverability and, where applicable, a valuation allowance was recorded to reduce the total deferred tax asset to an amount that will, more likely than not, be realized in the future. The net change in the total valuation allowance for the years ended December 31, 2010 and 2009 was an increase of $4.8 million and a increase of $3.8 million, respectively. The increase in the valuation allowance as of December 31, 2010 and 2009 relates primarily to net operating loss carryforwards.

The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 34% as follows:

	2010	2009
Statutory federal income tax rate	(34.00)%	(34.00)%
State tax benefit, net of federal taxes	(2.30)%	(2.52)%
Loss from fair value of common warrants	19.36%	13.18%
Other	1.81%	3.76%
Valuation allowance on deferred tax assets	14.45%	19.58%
Effective tax rate	(0.68)%	0.00%

For the years ended December 31, 2010 and 2009, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other differences for which no benefit was recorded, state taxes and other permanent differences.

Other Income, net, for the year ended December 31, 2010, includes $648,000 awarded to the Company under the U.S. Government's Qualified Discovery Tax Credit program offset by a $175,000 deferred tax provision associated with a temporary difference generated from the amortization of goodwill for tax purposes.

10. Commitments and Contingencies

Operating lease commitments

The Company leases certain facilities and office space under operating leases. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes and other operating expenses. Future minimum rental commitments under non-cancelable operating leases as of December 31, 2010 consist of $573,077 due in 2011.

Other

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asks the Court to demand SIGA enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to us during the negotiation process. In January 2008, the Court of Chancery denied our motion to dismiss the original complaint and discovery proceeded. In May 2009, PharmAthene amended its complaint with respect to its claim for breach of an obligation to negotiate in good faith, and we filed our answer to the amended complaint and counterclaim denying the new claim and asserting defenses.

PharmAthene has submitted an expert report asserting several alternative theories of damages, in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. The Company continues to believe that we have meritorious defenses to the claims. The Company filed a partial summary judgment motion on March 19, 2010, regarding certain aspects of PharmAthene’s claims and damage assessments. On November 23, 2010, the Court of Chancery denied the motion for partial summary judgment. A trial was held before Vice Chancellor Donald F. Parsons, Jr. on January 3 -7, 10-12, 18-19 and 21, 2011. The Court reserved decision, and the parties are currently preparing post-trial briefs. Closing arguments are scheduled for April 2011. It is not currently possible to estimate a range of loss, if any.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no other dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

11. Financial Information By Quarter (Unaudited)

	Three Months Ended
2010	March 31	June 30	September 30	December 31	Full Year
	(in thousands, except for per share data)
Revenues	$5,075	$4,447	$6,632	$3,062	$19,216
Selling, general & administrative	1,969	2,234	1,389	2,539	8,131
Research and development	5,827	4,930	7,420	4,482	22,659
Patent preparation fees	320	306	235	288	1,149
Operating loss	(3,041)	(3,023)	(2,412)	(4,246)	(12,722)
Net income (loss)	(4,937)	(5,251)	(4,430)	(13,577)	(28,195)
Net loss per share: basic and diluted	$(0.11)	$(0.12)	$(0.10)	$(0.29)	$(0.62)
Market price range for common stock
High	$7.46	$7.80	$9.10	$14.10	$14.10
Low	$5.51	$6.15	$7.32	$7.98	$5.51

	Three Months Ended
2009	March 31	June 30	September 30	December 31	Full Year
	(in thousands, except for per share data)
Revenues	$1,926	$4,009	$3,922	$3,955	$13,812
Selling, general & administrative	2,060	1,802	1,522	2,149	7,533
Research and development	2,697	4,713	4,828	5,185	17,423
Patent preparation fees	109	84	191	350	734
Operating loss	(2,940)	(2,590)	(2,619)	(3,730)	(11,879)
Net income (loss)	(8,080)	(12,581)	(1,190)	2,451	(19,400)
Net loss per share: basic and diluted	$(0.23)	$(0.34)	$(0.03)	$0.08	$(0.52)
Market price range for common stock
High	$5.86	$8.88	$8.63	$10.09	$10.09
Low	$3.15	$4.73	$6.25	$4.83	$3.15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective as of December 31, 2010 at a reasonable level of assurance.

     Management’s Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities and Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

a.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets;

b.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

c.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control-Integrated Framework. Based on this evaluation using the COSO criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

     The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

     Remediation of Material Weakness

     In our restated Annual Report on Form 10-K/A for the year ended December 31, 2009, management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP due to the following material weakness:

     We did not maintain effective controls to ensure the completeness and accuracy of non-cash charges resulting from required adjustments to certain outstanding warrants (the “Warrants”). These adjustments were triggered by the application of certain anti-dilution provisions included in the agreements governing the Warrants and resulted in the issuance of additional warrants to acquire shares of common stock and additional non-cash charges which were not recorded in the appropriate accounting periods. This material weakness resulted in a material misstatement of our liabilities, non-cash expense relating to the changes in fair value of common stock warrants and accumulated deficit accounts and related financial disclosures that was not prevented and detected on a timely basis. As a result, the Company’s consolidated financial statements were restated for the years ended December 31, 2009 and 2008 and each of the quarterly periods from June 30, 2008 through June 30, 2010.

     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

     Subsequent to the identification of the material weakness, management developed a remediation plan to address the material weakness. The remediation plan consisted of redesigning quarterly procedures to enhance management’s identification, capture, review, approval and recording of contractual terms included in active contracts or arrangements.

     During the quarters ended September 30, 2010 and December 31, 2010, management tested the design and operating effectiveness of the newly implemented controls. As a result, management concluded that the material weakness described above has been remediated as of December 31, 2010.

     Changes in Internal Control over Financial Reporting

     Except as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

     Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

     Equity Compensation Plan Information
     The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2010:

	Number of Securities to be	Weighted-average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Available for Future
	Outstanding Options,	Outstanding Options,	Issuance under Equity
Plan Category	Warrants and Rights	Warrants and Rights	Compensation Plans
Equity compensation plans approved
by security holders (1)	4,719,628	$3.02	1,941,000
Equity compensation plans not
approved by security holders	-	N/A	-
Total	4,719,628		1,941,000
____________________

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

     Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2). Financial Statements and Financial Statements Schedule.

See Index to Financial Statements under Item 8 in Part II hereof where these documents are listed.

(a) (3). Exhibits.

The following is a list of exhibits:

Exhibit
No.	Description
3(a)	Restated Articles of Incorporation of the Company (incorporated by reference to the Form S-3 Registration Statement of the Company dated May 10, 2000 (No. 333-36682)).

3(b)	Form of Certificate of Amendment of the Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to the Proxy Statement on Schedule 14A of the Company dated June 15, 2007).

3(c)	Amended and Restated Bylaws of the Company (incorporated by reference to the Annual Report on Form 10-K of the Company for the year ended December 31, 2008), as amended by the Amendment to the Bylaws of the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed March 12, 2009).

4(a)	Form of Common Stock Certificate (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(b)	Warrant Agreement dated as of September 15, 1996 between the Company and Vincent A. Fischetti (1) (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(c)	Warrant Agreement dated as of November 18, 1996 between the Company and David de Weese (1) (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(d)	Warrant Agreement between the Company and Stefan Capital, dated September 9, 1999 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1999).

4(e)	Registration Rights Agreement, dated as of May 23, 2003, between the Company and Plexus Vaccine Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 9, 2003).

4(f)	Registration Rights Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 18, 2003).

4(g)	Form of Warrant to purchase shares of common stock of the Company, issued to MacAndrews & Forbes, LLC on June 19, 2008 (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 23, 2008).

10(a)	License and Research Support Agreement between the Company and The Rockefeller University, dated as of January 31, 1996; and Amendment to License and Research Support Agreement between the Company and The Rockefeller University, dated as of October 1, 1996(2) (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(b)	Research Agreement between the Company and Emory University, dated as of January 31, 1996(2) (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(c)	Research Support Agreement between the Company and Oregon State University, dated as of January 31, 1996(2) (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

10(d)	Letter Agreement dated as of March 5, 1999 to continue the Research Support Agreement (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1999).

10(e)	Option Agreement between the Company and Oregon State University, dated as of November 30, 1999 and related Amendments to the Agreement (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1999).

10(f)	Clinical Trials Agreement between the Company and National Institute of Allergy and Infectious Diseases, dated as of July 1, 1997 (incorporated by reference to Amendment No. 1 to the Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(g)	Research Agreement between the Company and The Research Foundation of State University of New York, dated as of July 1, 1997(2) (incorporated by reference to Amendment No. 1 to the Form SB-2 Registration Statement of the Company dated July 11, 1997 (No. 333-23037)).

10(h)	Collaborative Research and License Agreement between the Company and Wyeth, dated as of July 1, 1997(2) (incorporated by reference to Amendment No. 3 to the Form SB-2 Registration Statement of the Company dated September 2, 1997 (No. 333-23037)).

10(i)	Research Collaboration and License Agreement between the Company and The Washington University, dated as of February 6, 1998 (2) (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1997).

10(j)	Settlement Agreement and Mutual Release between the Company and The Washington University, dated as of February 17, 2000 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1999).

10(k)	Technology Transfer Agreement between the Company and MedImmune, Inc., dated as of February 10, 1998 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1997).

10(l)	Option Agreement between the Company and Ross Products Division of Abbott Laboratories, dated February 28, 2000 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 1999).

10(m)	Agreement between the Company and Oregon State University for the Company to provide contract research services to the University dated September 24, 2000 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2000).

10(n)	License and Research Agreements between the Company and the Regents of the University of California dated December 6, 2000 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2000).

10(o)	Amended and Restated 1996 Incentive and Non-Qualified Stock Option Plan dated August 15, 2001 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2001), as amended (as set forth in the Current Report on Form 8-K of the Company filed on May 27, 2005).

10(p)	Research and License Agreement between the Company and TransTech Pharma, Inc. dated October 1, 2002 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002).

10(q)	Contract between the Company and the Department of the United States Army dated December 12, 2002 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002).

10(r)	Contract between the Company and Four Star Group dated February 5, 2003 (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2002).

10(s)	Securities Purchase Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 18, 2003).

10(t)	Letter Agreement dated October 8, 2003 among the Company, MacAndrews & Forbes Holdings Inc. and TransTech Pharma, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 18, 2003).

10(u)	Non-Employee Director Compensation Summary Sheet (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the quarter ending March 31, 2005).

10(v)	Director Compensation Program, effective April 21, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 26, 2005).

10(w)	Service Agreement, dated as of April 27, 2005, between the Company and TransTech Pharma, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 3, 2005).

10(x)	Master Security Agreement, dated as of April 29, 2005, between General Electric Capital Corporation and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 3, 2005).

10(y)	Agreement, dated as of September 14, 2005, between Saint Louis University and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 20, 2005).

10(z)	Agreement, dated as of September 22, 2005, between the United States Army Medical Research and Material Command and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 27, 2005).

10(aa)	Securities Purchase Agreement, dated as of November 2, 2005, between Iroquois Master Fund Ltd., Cranshire Capital, L.P., Omicron Master Trust, Smithfield Fiduciary LLC and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 4, 2005).

10(bb)	Exclusive Finder’s Agreement, dated as of November 1, 2005, between the Shemano Group, Inc. and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 4, 2005).

10(cc)	Bridge Note Purchase Agreement, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 22, 2006).

10(dd)	Security Agreement, dated as of March 20, 2006, between the Company and PharmAthene, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 22, 2006).

10(ee)	Voting Agreement, dated as of June 8, 2006, among the Company, TransTech Pharma, Inc., MacAndrews & Forbes, Inc., Howard Gittis, Donald G. Drapkin, James J. Antal, Thomas E. Constance, Mehmet C. Oz, Eric A. Rose and Paul G. Savas (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 13, 2006).

10(ff)	Agreement and Plan of Merger, dated as of June 8, 2006, among the Company, SIGA Acquisition Corp. and PharmAthene, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 13, 2006).

10(gg)	8% Note, dated as of June 19, 2006, between the Company and PharmAthene, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 20, 2006).

10(hh)	Agreement, dated as of September 29, 2006, between SIGA Technologies, Inc. and the National Institute of Allergy and Infectious Diseases of the National Institutes for Health (incorporated by reference to the Quarterly Report on Form 10-Q/A for the quarter ending September 30, 2006).

10(ii)	Securities Purchase Agreement, dated as of October 18, 2006, between the Company, Iroquois Master Fund Ltd., Cranshire Capital, L.P., Omicron Master Trust, Rockmore Investment Master Fund, Ltd., and Smithfield Fiduciary LLC (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 20, 2006).

10(jj)	Amended and Restated Employment Agreement, dated as of January 22, 2007, between the Company and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 22, 2007).

10(kk)	Letter Agreement, dated as of June 19, 2008, between the Company and MacAndrews & Forbes, LLC (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 23, 2008).

10(ll)	Contract, dated September 1, 2008, between the Company and the National Institutes of Health, DHHS (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the quarter ending September 30, 2008).

10(mm)	Modification of Contract, dated September 17, 2008, between the Company and the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the quarter ending September 30, 2008).

10(nn)	Employment Agreement, dated as of January 31, 2007, between the Company and Eric A. Rose (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 31, 2007), as amended and restated (as set forth in the Current Report on Form 8-K of the Company filed on November 17, 2008).

10(oo)	Employment Agreement, dated January 22, 2007, between the Company and Ayelet Dugary (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 12, 2009).

10(pp)	Amendment to Employment Agreement, dated March 11, 2009, between the Company and Ayelet Dugary (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 12, 2009).

10(qq)	Letter Agreement, dated as of April 29, 2009, between the Company and Ayelet Dugary (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 30, 2009).

10(rr)	Amendment to Employment Agreement, dated March 11, 2009, between the Company and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 12, 2009).

10(ss)	Extension Letter Agreement, dated April 29, 2009, between MacAndrews & Forbes LLC and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 30, 2009).

10(tt)	Form of Consideration Warrants (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 30, 2009).

10(uu)	Form of Subscription Agreement (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 10, 2009).

10(vv)	2010 Stock Incentive Plan dated May 13, 2010 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A of the Company filed on April 12, 2010).

10(ww)	Deferred Closing and Registration Rights Agreement, dated as of June 18, 2010, between MacAndrews & Forbes LLC and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 22, 2010).

14	The Company’s Code of Ethics and Business Conduct (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.
____________________

(1)	These agreements were entered into prior to the reverse split of the Company’s common stock and, therefore, do not reflect such reverse split.

(2)	Confidential information is omitted and identified by an * and filed separately with the SEC with a request for Confidential Treatment.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date: March 9, 2011	By:	/s/ Eric A. Rose
Eric A. Rose, M.D.
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Eric A. Rose, M.D.
Eric A. Rose, M.D.	Chairman and Chief Executive Officer	March 9, 2011
(Principal Executive Officer)

/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 9, 2011
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Steven L. Fasman
Steven L. Fasman	Director	March 9, 2011

/s/ James J. Antal
James J. Antal	Director	March 9, 2011

/s/ Thomas E. Constance
Thomas E. Constance	Director	March 9, 2011

/s/ Scott Hammer, M.D.
Scott Hammer, M.D.	Director	March 9, 2011

/s/ Paul G. Savas
Paul G. Savas	Director	March 9, 2011

/s/ Michael Weiner, M.D.
Michael Weiner, M.D.	Director	March 9, 2011

/s/ Michael J. Bayer
Michael J. Bayer	Director	March 9, 2011

/s/ Bruce Slovin
Bruce Slovin	Director	March 9, 2011

/s/ Joseph Marshall
Joseph Marshall	Director	March 9, 2011

/s/ Andrew Stern
Andrew Stern	Director	March 9, 2011