Form 10-Q
period 2011-03-31
SIGA TECHNOLOGIES INC
filed 2011-05-05
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011
OR

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File No. 0-23047
____________________________

SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

35 East 62nd Street	10065
New York, NY	(zip code)
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

As of April 22, 2011, the registrant had 50,501,142 shares of common stock outstanding.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$3,835,915	$6,332,053
Short term investments	14,999,550	14,999,350
Accounts receivable	1,245,241	3,002,144
Prepaid expenses	343,141	369,017
Total current assets	20,423,847	24,702,564

Property, plant and equipment, net	1,024,517	1,150,257
Goodwill	898,334	898,334
Other assets	280,648	280,648
Total assets	$22,627,346	$27,031,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,293,459	$2,884,259
Accrued expenses	824,564	1,188,158
Deferred revenue	168,153	190,763
Total current liabilities	3,286,176	4,263,180

Common stock warrants	7,790,886	10,524,660
Deferred income tax liability	188,062	175,175
Total liabilities	11,265,124	14,963,015

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
50,381,142 and 49,019,433 issued and outstanding at March 31, 2011,
and December 31, 2010, respectively)	5,038	4,902
Additional paid-in capital	138,522,944	134,524,304
Accumulated other comprehensive income	-	4,067
Accumulated deficit	(127,165,760)	(122,464,485)
Total stockholders' equity	11,362,222	12,068,788
Total liabilities and stockholders' equity	$22,627,346	$27,031,803

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Research and development	$1,696,721	$5,075,211

Operating expenses
Selling, general and administrative	4,250,056	1,968,791
Research and development	3,566,278	5,827,023
Patent preparation fees	341,827	320,339
Total operating expenses	8,158,161	8,116,153

Operating loss	(6,461,440)	(3,040,942)

Decrease (increase) in fair value of common stock warrants	1,762,958	(1,896,186)
Other (expense) income, net	(2,793)	-
Net loss	$(4,701,275)	$(4,937,128)

Weighted average shares outstanding: basic and diluted	49,959,345	43,196,362
Net loss per share: basic and diluted	$(0.09)	$(0.11)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,701,275)	$(4,937,128)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other amortization	165,182	128,439
(Decrease) increase in fair value of warrants	(1,762,958)	1,896,186
Stock based compensation	1,181,252	244,662
Changes in assets and liabilities:
Accounts receivable	1,756,903	(903,074)
Accrued interest on short-term investments	(5,819)
Prepaid expenses	25,876	976,622
Other assets	-	(71,497)
Deferred revenue	(22,610)	(908,023)
Accounts payable and accrued expenses	(954,394)	389,302
Deferred income taxes	12,887	-
Net cash used in operating activities	(4,304,956)	(3,184,511)
Cash flows from investing activities:
Capital expenditures	(43,509)	(168,314)
Proceeds from maturity of short term investments	15,000,000	-
Purchases of short term investments	(14,994,381)	(3,749,302)
Net cash used in investing activities	(37,890)	(3,917,616)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,846,708	1,113,841
Net cash provided by financing activities	1,846,708	1,113,841
Net decrease in cash and cash equivalents	(2,496,138)	(5,988,286)
Cash and cash equivalents at beginning of period	6,332,053	14,496,313
Cash and cash equivalents at end of period	$3,835,915	$8,508,027

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital
upon exercise	$970,816	$-

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2010, included in the 2010 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2010 Annual Report on Form 10-K filed on March 9, 2011. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2010 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional expense to perform further research and development activities. The Company currently does not have commercial products and has limited capital resources. The Company will need additional funds to complete the development of our products. Management plans to fund continuing development work and operations through sources of cash that may include: collaborative agreements, strategic alliances, research grants, future equity and debt financing, and procurement contracts. There is no assurance that we will be successful in obtaining future sources of cash on commercially reasonable terms. Management believes that existing funds combined with cash flows primarily from continuing government grants and contracts will be sufficient to support its operations for at least the next twelve months. The success of the Company is dependent upon commercializing its research and development programs and the Company’s ability to obtain adequate future funding. If the Company is unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. Research Agreements

The Company obtains funding in the form of grants or contracts (collectively, the “Grants”) from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has five active Grants with varying expiration dates through August 2013 that provide for aggregate research and development funding for specific projects of approximately $97.1 million, as amended. Through March 31, 2011, the Company has recognized $36.3 million of revenue from the Grants. As a result, the Company currently has approximately $60.8 million from existing Grants available to support future research and development activities. Included in these amounts is a five-year $6.5 million grant awarded by the National Institute of Allergy and Infectious Diseases (“NIAID”) on May 3, 2011. The Grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

3. Per Share Data

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

The Company incurred losses for the three months ended March 31, 2011 and 2010, and as a result, certain equity instruments are excluded from the calculation of diluted loss per share. At March 31, 2011 and 2010, outstanding options to purchase 4,291,628 and 5,766,352 shares, respectively, of the Company’s common stock with exercise prices ranging from $0.94 to $15.29 have been excluded from the computation of diluted loss per share as the effect of such shares is anti-dilutive. At March 31, 2011 and 2010, outstanding warrants to purchase 2,337,772 and 5,003,141 shares, respectively, of the Company’s common stock, with exercise prices ranging from $1.18 to $4.91 have been excluded from the computation of diluted loss per share as they are anti-dilutive.

4. Stockholders’ Equity

As of March 31, 2011, the Company's authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

In 2006 and 2005 the Company sold shares of its common stock and warrants to purchase shares of common stock. In 2006, the Company issued warrants to acquire 1,000,000 shares of common stock with an initial exercise price of $4.99 per share (the “2006 Warrants”). In 2005, the Company issued warrants to acquire 1,000,000 shares of common stock with an initial exercise price of $1.18 per share (the “2005 Warrants”). As of December 31, 2010, all of the 2005 Warrants were exercised. The 2006 Warrants may be exercised through and including October 19, 2013. Due to the effect of certain anti-dilution provisions in such warrants, the Company adjusted the number of shares issuable under the 2006 Warrants by 652,038 through March 31, 2011. The exercise prices of the warrants issued in these placements were also adjusted. During the three months ended March 31, 2011, 100,000 of the 2006 Warrants were exercised. At March 31, 2011, 815,568 of the 2006 Warrants at an exercise price of $2.92 were outstanding. The number of shares issuable pursuant to the warrants may be subject to further adjustment as a result of the effect of future equity issuances on anti-dilution provisions in the related warrant agreements.

The Company accounted for the 2006 and 2005 Warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At March 31, 2011, the fair market value of the 2006 Warrants was $7.8 million. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the three months ended March 31, 2011, the Company recorded a gain of $1.8 million as a result of a decrease in fair value of the 2006 Warrants.

5. Comprehensive Income

Comprehensive income includes net loss adjusted for the change in net unrealized gain (loss) on short-term investments. For the three months ended March 31, 2011 and 2010, the components of comprehensive income were:

	Three Months Ended March 31,
	2011	2010
Net loss	$(4,701,275)	$(4,937,128)
Unrealized gain on securities	-	1,323
Total comprehensive loss	$(4,701,275)	$(4,935,805)

6. Fair Value Measurements

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
The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At March 31, 2011 and December 31, 2010, the fair value of such warrants is $7,790,886 and $10,524,660, respectively, and included in long-term liabilities.

As of March 31, 2011, the Company held approximately $15.0 million in United States Treasury Bills, classified as a Level 1 security. SIGA does not hold any Level 3 securities.

In January 2010, the FASB issued updated accounting guidance for fair value measurements. This update provides amendments that require new disclosure as follows: (1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describe the reasons for the transfers. (2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments that clarify existing disclosures as follows: (1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted the amendments. The adoption did not have a material impact on the condensed consolidated financial statements.

7. Stock Compensation Plans

In May 2010, the Company adopted its 2010 Incentive Stock Option Plan (the “2010 Plan”) to supersede its 1996 Incentive and Non-Qualified Stock Option Plan (the “1996 Plan”). The 2010 Plan provides for the granting of up to 2,000,000 shares of the Company’s common stock to employees, consultants and outside directors of the Company. The awards that may be provided under the 2010 Plan include: incentive stock options, nonqualified stock options, shares of restricted stock and shares of unrestricted stock.

For the three months ended March 31, 2011 and 2010, the Company recorded compensation expense of approximately $1.2 million and $245,000, respectively, related to employees and directors stock options. The total fair value of options vested during the three months ended March 31, 2011 and 2010, was approximately $682,000 and $99,000, respectively. The total compensation cost not yet recognized related to non-vested awards at March 31, 2011 is $2.3 million. The weighted average period over which total compensation cost is expected to be recognized is 1.6 years.

8. Related Party Transactions

On December 1, 2009, the Company entered into an Office Service Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. The agreement is cancelable upon 60 days notice by the Company or the affiliate.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended March 31, 2011 and 2010, the Company incurred costs of $1.2 million and $0.8 million, respectively, related to services provided by the outside counsel. On March 31, 2011, the Company’s outstanding payables included $1.2 million payable to the outside counsel.

9. Commitments and Contingencies

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

PharmAthene has submitted an expert report asserting several alternative theories of damages, in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. The Company continues to believe that we have meritorious defenses to the claims. The Company filed a partial summary judgment motion on March 19, 2010, regarding certain aspects of PharmAthene’s claims and damage assessments. On November 23, 2010, the Court of Chancery denied the motion for partial summary judgment. A trial was held before Vice Chancellor Donald F. Parsons, Jr. in January 2011, and closing arguments took place in April 2011. It is not currently possible to estimate a range of loss, if any.

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

Overview

     Since our incorporation in Delaware on December 28, 1995, we have pursued the research, development and commercialization of novel products for the prevention and treatment of serious infectious diseases, including products for use in defense against biological warfare agents such as smallpox and arenaviruses. Our lead product, ST-246®, is an orally administered antiviral drug that targets orthopoxviruses. In December 2006 the Food and Drug Administration (the “FDA”) granted Orphan Drug designation to ST-246® for the prevention and treatment of smallpox. In May 2009, we submitted a response to a request for proposal (“RFP”) issued by BARDA with respect to the purchase of 1.7 million courses of a smallpox antiviral (the “2009 BARDA Smallpox RFP”), and in September 2009, BARDA informed us that our response to the BARDA Smallpox RFP was deemed technically acceptable and in the competitive range. In October 2010, the U.S. Department of Health and Human Services (“HHS”) announced its intention to award SIGA a contract to deliver 1.7 million treatment courses of its smallpox antiviral for the Strategic National Stockpile, subject to a resolution of a size protest under Small Business Administration (“SBA”) guidelines. On February 18, 2011, the 2009 BARDA Smallpox RFP was cancelled. Shortly thereafter, we were advised of a new request for proposal seeking to procure 1.7 million courses of smallpox antiviral (“2011 BARDA Smallpox RFP”). We have responded to the 2011 BARDA Smallpox RFP. There can be no assurance that SIGA or any other company will receive an award pursuant to this RFP. Further, any award would be subject to negotiation of final contract terms and specifications; thus, the final terms under any contract with BARDA may be materially different than those indicated in the 2011 BARDA Smallpox RFP or any prior RFP.

Results of Operations

Three months ended March 31, 2011 and 2010

     Revenue from research and development grants and contracts was $1.7 million and $5.1 million for the three months ended March 31, 2011 and 2010, respectively. The decrease of $3.4 million is mostly due to a $3.2 million decrease in revenue generated from our federal grants and contracts supporting the development of ST-246®. Also contributing to the revenue decrease was the conclusion of certain federal grants mainly related to Lassa fever.

     Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2011 and 2010 were $4.3 million and $2.0 million, respectively, reflecting an increase of approximately $2.3 million. The increase in SG&A expenses mainly relates to a $1.4 million increase in employee compensation, which includes non-cash stock-based compensation of approximately $961,000, and an increase of approximately $722,000 in legal fees.

     Research and development (“R&D”) expenses were $3.6 million for the three months ended March 31, 2011, a decrease of $2.2 million from the $5.8 million incurred for the three months ended March 31, 2010. The decrease is mainly due to a $3.0 million decrease in expenditures supporting the development of ST-246® offset by an increase in employee compensation expense of approximately $496,000. The increase in compensation expense is primarily due to the hiring of additional R&D personnel.

     During the three months ended March 31, 2011 and 2010, we spent $1.0 million and $4.1 million, respectively, on the development of ST-246®. For the three months ended March 31, 2011, we spent $396,000 on internal human resources dedicated to the drug’s development and $601,000 mainly on clinical testing. For the three months ended March 31, 2010, we spent $457,000 on internal human resources and $3.6 million mainly on manufacturing and clinical testing. From inception of the ST-246® development program to-date, we invested a total of $39.3 million in the program, of which $7.3 million supported internal human resources and $32.0 million was used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. The costs exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by the NIH and the DoD.

     During the three months ended March 31, 2011, we spent $300,000 for the development of drug candidates for dengue fever and Lassa fever of which $114,000 was spent mainly on human resources and $186,000 was spent mainly on the optimization and chemistry of the lead antiviral compounds. For the three months ended March 31, 2010, we spent $230,000 for dengue fever, Lassa virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $121,000 was mainly for internal human resources and $108,000 for medicinal chemistry and pre-clinical testing of our drug candidates. From inception of our programs to develop drug candidates for certain hemorrhagic fevers in addition to dengue fever, to-date, we spent a total of $8.5 million related to the programs, of which $2.6 million and $5.9 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by the NIH and the DoD.

     During the three months ended March 31, 2011, we spent $397,000 to support the development of a broad-spectrum antiviral drug candidate, of which $83,000 was spent mainly on internal human resources, and $314,000 mainly on the optimization and chemistry of lead antiviral compounds. For the three months ended March 31, 2010, $50,000 was incurred mainly on internal human resources and $105,000 was incurred to support medicinal chemistry. From the inception of our program to develop a broad-spectrum antiviral drug, to-date, we have spent a total of $3.1 million related to the program, of which $770,000 was expended on internal human resources, $1.2 million spent to support medicinal chemistry and the optimization of lead antiviral compounds, and $1.1 million for purchases of machinery to support these studies. These resources reflect expenses directly related to the program. The costs exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by the NIH and DoD.

     Many of our product programs are in the early stage of development. As a result, we cannot make reasonable estimates of the potential cost for most of our programs to be completed or the time it will take to complete the programs. Our lead product, ST-246, is an orally administered anti-viral drug that targets the smallpox virus. In December 2005, the FDA accepted our IND application for ST-246® and granted it Fast-Track status. In December 2006, the FDA granted Orphan Drug designation to ST-246, for the prevention as well as the treatment of smallpox. We expect that costs to complete the development of ST-246® for adult therapeutic use will approximate $15 million to $20 million, that the development could be completed within 24 months, and that a New Drug Application could be filed as the development process is completed. There is a high risk of non-completion of any program, including ST-246, because of the lead time to program completion, scientific issues that may arise and uncertainty of the costs.

     The risk of failure to complete any program is high, as each of our programs, other than smallpox, is in an early stage of development. We expect the future research and development cost of our biological warfare defense programs to increase as potential products enter animal studies and safety testing, including human safety trials. We anticipate that funds for future development will be partially funded from government grants and contracts. If we are unable to obtain additional federal funding in the required amounts, the development timeline for these products would slow or possibly be suspended. Delay or suspension of any of our programs could have an adverse impact on our ability to raise funds in the future, enter into collaborations with corporate partners or obtain additional federal funding from contracts or grants.

     Patent preparation expenses increased to $342,000 for the three months ended March 31, 2011, from $320,000 for the same period in the prior year mainly as a result of our increased efforts to protect our lead drug candidates in expanded geographic territories including South Africa, Japan, China and Europe.

     Changes in the fair value of warrants to acquire SIGA’s common stock are recorded as gains or losses. For the three months ended March 31, 2011 and 2010, we recorded a gain of $1.8 million and a loss of $1.9 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three-month periods. The warrants were recorded at fair market value and classified as liabilities.

Liquidity and Capital Resources

     On March 31, 2011, we had $3.8 million in cash and cash equivalents and $15.0 million in short-term investments.

     As previously reported, we were awarded a $2.8 million contract with options for up to $9.9 million from the Department of Defense’s Transformational Medical Technologies (TMT) through the Defense Threat Reduction Agency (“DTRA”). We were recently advised that DTRA does not intend to exercise any of the available options. Consequently, we expect this contract to conclude during the second quarter of 2011 upon our utilization of the remaining funds available under the base contract.

     On May 3, 2011, we were notified that we were awarded a five-year $6.5 million grant from the National Institute of Allergy and Infectious Diseases (“NIAID”) to support the Company’s continued development of antiviral therapeutics for the dengue virus.

     Operating activities
     Net cash used in operations during the three months ended March 31, 2011 and 2010 was approximately $4.3 million and $3.2 million, respectively. The increase in net cash used in operating activities was due to the increase in litigation expenses in connection with the PharmAthene legal proceeding and an increase in payroll due to the hiring of certain personnel. Partially offsetting the increase in cash was a decrease in accounts receivable.

     Investing activities
     Net cash used in investing activities during the three months ended March 31, 2011 and 2010 was approximately $38,000 and $3.9 million, respectively. The decrease in net cash used in investing activities relates to capital expenditures and the timing of purchases and maturities of U.S. Treasury bills.

     Financing activities
     Cash provided by financing activities during the three months ended March 31, 2011 and 2010 was $1.8 million and $1.1 million, respectively, generated from exercises of options and warrants to purchase SIGA common stock.

     Other
     We have incurred cumulative net losses and expect to incur additional expense to perform further research and development activities. We currently do not have commercial products and have limited capital resources. We will need additional funds to complete the development of our products. We plan to fund continuing development work and operations through sources of cash that may include: collaborative agreements, strategic alliances, research grants, future equity and debt financing, and procurement contracts. There is no assurance that we will be successful in obtaining future sources of cash on commercially reasonable terms.

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

Safe Harbor Statement

     This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements regarding the safety and efficacy of potential products, the timelines for bringing such products to market, the pursuit of the BARDA Smallpox RFP and the availability of funding sources for continued development of such products. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection for its products, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect our business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that BARDA may not complete a procurement of a smallpox antiviral for the strategic national stockpile, or may complete it on different terms other than those announced to date, (ix) the risk that any contractual award we receive to supply a smallpox antiviral may be subject to one or more protests which may cause such contract to be delayed or overturned, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts, (xi) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xii) the effect of federal, state, and foreign regulation on SIGA’s businesses. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Item 4 Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms.

     Changes in Internal Control over Financial Reporting

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

     PharmAthene has submitted an expert report asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. We also continue to believe that we have meritorious defenses to the claims. We filed a partial summary judgment motion on March 19, 2010, regarding certain aspects of PharmAthene’s claims and damage assessments. On November 23, 2010, the Court of Chancery denied our motion for partial summary judgment. A trial was held before Vice Chancellor Donald F. Parsons, Jr. in January 2011, and closing arguments took place in April 2011. It is not currently possible to estimate a range of loss, if any.

Item 1A. Risk Factors.

     There are no material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

SIGA Technologies, Inc.
(Registrant)

Date: May 5, 2011	By:	/s/ Daniel J. Luckshire

Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer