Form 10-Q
period 2011-06-30
SIGA TECHNOLOGIES INC
filed 2011-08-01
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011
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

As of July 15, 2011, the registrant had 51,314,017 shares of common stock outstanding.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$5,000,364	$6,332,053
Short term investments	9,999,850	14,999,350
Accounts receivable	1,808,640	3,002,144
Prepaid expenses and other current assets	431,978	369,017
Total current assets	17,240,832	24,702,564

Property, plant and equipment, net	894,258	1,150,257
Goodwill	898,334	898,334
Deferred income tax asset, net	32,653,550	-
Other assets	281,608	280,648
Total assets	$51,968,582	$27,031,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,377,339	$2,884,259
Accrued expenses and other current liabilities	1,870,688	1,378,921
Total current liabilities	3,248,027	4,263,180

Common stock warrants	5,751,035	10,524,660
Deferred income tax liability	-	175,175
Other liabilities	20,925	-
Total liabilities	9,019,987	14,963,015

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
51,314,017 and 49,019,433 issued and outstanding at June 30, 2011,
and December 31, 2010, respectively)	5,131	4,902
Additional paid-in capital	146,267,297	134,524,304
Accumulated other comprehensive income	-	4,067
Accumulated deficit	(103,323,833)	(122,464,485)
Total stockholders' equity	42,948,595	12,068,788
Total liabilities and stockholders' equity	$51,968,582	$27,031,803

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Research and development	$2,491,056	$4,446,753	$4,187,777	$9,521,964

Operating expenses
Selling, general and administrative	9,350,541	2,233,825	13,600,596	4,202,616
Research and development	3,835,386	4,929,961	7,401,664	10,756,984
Patent preparation fees	413,048	305,661	754,875	626,000
Total operating expenses	13,598,975	7,469,447	21,757,135	15,585,600

Operating loss	(11,107,919)	(3,022,694)	(17,569,358)	(6,063,636)

Decrease (increase) in fair value of common stock warrants	2,039,851	(2,228,082)	3,802,809	(4,124,269)
Other income, net	2,006	-	12,100	-
Loss before benefit from income taxes	(9,066,062)	(5,250,776)	(13,754,449)	(10,187,905)
Benefit from income taxes	32,907,988	-	32,895,101	-
Net income (loss)	$23,841,926	$(5,250,776)	$19,140,652	$(10,187,905)
Basic earnings (loss) per share	$0.47	$(0.12)	$0.38	$(0.23)
Diluted earnings (loss) per share	$0.44	$(0.12)	$0.35	$(0.23)
Weighted average shares outstanding, basic	50,879,599	43,620,212	50,422,014	43,408,287
Weighted average shares outstanding: diluted	54,671,403	43,620,212	54,507,838	43,408,287

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$19,140,652	$(10,187,905)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other amortization	347,314	300,751
(Decrease) increase in fair value of warrants	(3,802,809)	4,124,269
Stock based compensation	8,258,944	1,068,227
Changes in assets and liabilities:
Accounts receivable	1,193,504	(1,039,486)
Accrued interest on short-term investments	(7,572)	-
Prepaid expenses	3,842	979,169
Other assets	(960)	36,086
Deferred income taxes, net	(32,895,528)	-
Accounts payable, accrued expenses, and other current liabilities	(1,015,153)	(15,966)
Other liabilities	20,925	-
Net cash used in operating activities	(8,756,841)	(4,734,855)
Cash flows from investing activities:
Capital expenditures	(95,382)	(726,905)
Proceeds from maturity of short term investments	30,000,000	8,750,000
Purchases of short term investments	(24,992,928)	(12,495,741)
Net cash provided by (used in) investing activities	4,911,690	(4,472,646)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	3,607,398	1,251,191
Repurchase of common stock	(1,093,936)	-
Net cash provided by financing activities	2,513,462	1,251,191
Net decrease in cash and cash equivalents	(1,331,689)	(7,956,310)
Cash and cash equivalents at beginning of period	6,332,053	14,496,313
Cash and cash equivalents at end of period	$5,000,364	$6,540,003

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital
upon exercise	$970,816	$-

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company's consolidated audited financial statements and notes thereto for the year ended December 31, 2010, included in the 2010 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2010 Annual Report on Form 10-K filed on March 9, 2011. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2010 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional expense to perform further research and development activities. The Company has limited capital resources and will need additional funds to complete the development of our products. Management plans to fund continuing development work and operations through sources of cash that may include: collaborative agreements, strategic alliances, research grants, future equity and debt financing, and procurement contracts. There is no assurance that we will be successful in obtaining future sources of cash on commercially reasonable terms. Management believes that existing funds combined with cash flows primarily from our procurement contract with BARDA and continuing government grants and contracts will be sufficient to support its operations for at least the next twelve months. The success of the Company is dependent upon generating commercial revenues and the Company’s ability to obtain adequate future funding. If the Company is unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. ST-246® BARDA Agreement

On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of ST-246 to the SNS. The five-year base contract award is worth approximately $433 million, and the BARDA Contract also includes various options. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of ST-246; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, SIGA will sell to BARDA 1.7 million courses of ST-246. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use of ST-246 for smallpox prophylaxis.

3. Research Agreements

The Company obtains funding in the form of grants or contracts (collectively, the “Grants”) from various agencies of the U.S. government to support its research and development activities. Since inception, the Company has recognized $36.5 million of revenue from current Grants. Currently, the Company has five active Grants with varying expiration dates through August 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $46 million, as amended. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. The Grants contain customary terms and conditions including the U.S. government’s right to terminate or restructure a grant for convenience at any time.

4. Per Share Data

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

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the periods presented below. As a result of the Company’s net loss for the periods ended in 2010, the computation of diluted net loss per share in those periods excludes all potential common shares outstanding, as the effect would be anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$23,841,926	$(5,250,776)	$19,140,652	$(10,187,905)
Weighted-average shares - basic	50,879,599	43,620,212	50,422,014	43,408,287
Effect of potential common shares	3,791,804	-	4,085,824	-
Weighted-average shares - diluted	54,671,403	43,620,212	54,507,838	43,408,287
Earnings (loss) per share - basic	$0.47	$(0.12)	$0.38	$(0.23)
Earnings (loss) per share - diluted	$0.44	$(0.12)	$0.35	$(0.23)
Antidilutive employee share-based
awards, excluded	337,000	10,791,300	367,168	10,791,300

Diluted shares outstanding include the dilutive effect of warrants, in-the-money options, unvested restricted stock and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.

5. Stockholders’ Equity

As of June 30, 2011, the Company's authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

In 2006 and 2005 the Company sold shares of its common stock and warrants to purchase shares of common stock. In 2006, the Company issued warrants to acquire 1,000,000 shares of common stock with an initial exercise price of $4.99 per share (the “2006 Warrants”). In 2005, the Company issued warrants to acquire 1,000,000 shares of common stock with an initial exercise price of $1.18 per share (the “2005 Warrants”). As of December 31, 2010, all of the 2005 Warrants were exercised. The 2006 Warrants may be exercised through and including October 19, 2013. Due to the effect of certain anti-dilution provisions in such warrants, the Company adjusted the number of shares issuable under the 2006 Warrants by 652,038 through June 30, 2011. The exercise prices of the warrants issued in these placements were also adjusted. During the six months ended June 30, 2011, 100,000 of the 2006 Warrants were exercised. At June 30, 2011, 815,568 of the 2006 Warrants at an exercise price of $2.92 were outstanding. The number of shares issuable pursuant to the warrants may be subject to further adjustment as a result of the effect of future equity issuances on anti-dilution provisions in the related warrant agreements.

The Company accounted for the 2006 and 2005 Warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At June 30, 2011, the fair market value of the 2006 Warrants was $5.8 million. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the six months ended June 30, 2011, the Company recorded a gain of $3.8 million as a result of a decrease in fair value of the 2006 Warrants.

6. Comprehensive Income

Comprehensive income includes net loss adjusted for the change in net unrealized gain (loss) on short-term investments. For the three and six months ended June 30, 2011 and 2010, the components of comprehensive income were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$23,841,926	$(5,250,776)	$19,140,652	$(10,187,905)
Unrealized gain on securities	-	3,361	-	3,361
Total comprehensive income (loss)	$23,841,926	$(5,247,415)	$19,140,652	$(10,184,544)

7. Fair Value Measurements

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
The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At June 30, 2011 and December 31, 2010, the fair value of such warrants is $5,751,035 and $10,524,660, respectively, and included in long-term liabilities.

As of June 30, 2011, the Company held approximately $10.0 million in United States Treasury Bills, classified as a Level 1 security. SIGA does not hold any Level 3 securities.

In January 2010, the FASB issued updated accounting guidance for fair value measurements. This update provides amendments that require new disclosure as follows: (1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describe the reasons for the transfers. (2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments that clarify existing disclosures as follows: (1) A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted the amendments. The adoption did not have a material impact on the condensed consolidated financial statements.

8. Stock Compensation Plans

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

For the six months ended June 30, 2011 and 2010, the Company recorded compensation expense of approximately $8.3 million and $1.0 million, respectively, related to employees and directors stock awards. The total fair value of stock options vested during the six months ended June 30, 2011 and 2010, was approximately $1.7 million and $708,000, respectively. The total fair value of restricted stock and restricted stock units vested during the six months ended June 30, 2011 and 2010 was approximately $4.8 million and $0, respectively. The total compensation cost not yet recognized related to non-vested awards at June 30, 2011 is $5.7 million. The weighted average period over which total compensation cost is expected to be recognized is 0.8 years.

9. Income Taxes

Deferred tax assets, net were $32.7 million at June 30, 2011 and $0 at December 31, 2010, respectively, net of valuation allowances of $4.2 million and $33.1 million, respectively.

The Company has incurred losses since inception, which have generated net operating loss carryforwards of approximately $68.7 million at December 31, 2010 for federal and state income tax purposes. These carryforwards are available to offset future taxable income and expire beginning in 2011 for federal income tax purposes. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards for years prior to 2004 may be subject to limitation.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the quarter ended June 30, 2011, the Company recorded an income tax benefit of approximately $32.9 million primarily due to a partial reduction of its valuation allowance as a significant portion of its deferred tax assets became realizable on a more-likely-than-not basis primarily as a result of the execution of the BARDA Contract and current forecasts of pre-tax earnings. The Company maintains a valuation allowance with respect to certain net operating losses and other deferred tax assets which may expire prior to realization.

10. Related Party Transactions

On December 1, 2009, the Company entered into an Office Service Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. The agreement is cancelable upon 60 days notice by the Company or the affiliate.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the six months ended June 30, 2011 and 2010, the Company incurred costs of $1.8 million and $1.4 million, respectively, related to services provided by the outside counsel. On June 30, 2011, the Company’s account payables and accrued expenses included $348,000 to the outside counsel.

11. Commitments and Contingencies

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

Overview

     Since our incorporation in Delaware on December 28, 1995, we have pursued the research, development and commercialization of novel products for the prevention and treatment of serious infectious diseases. Our efforts are focused on developing therapeutic solutions for some of the most lethal disease-causing pathogens. Our smallpox, dengue and Lassa fever antiviral programs are designed to prevent or limit the replication of the viral pathogens or the damage that the pathogens can cause.

Commercial Product:

ST-246®

     Our lead product, ST-246® is an oral therapeutic agent active against orthopoxviruses including smallpox. ST-246 acts by blocking the ability of the virus to spread to other cells, preventing it from causing disease. We believe ST-246 will be the first entirely new small-molecule drug delivered to the Strategic National Stockpile under Project Bioshield. The FDA has designated ST-246 for “fast-track status, creating a path for expedited FDA review and eventual regulatory approval.

     On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of ST-246 to the SNS. The five-year base contract award is worth approximately $433 million, and the BARDA Contract also includes various options. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of ST-246; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, SIGA will sell to BARDA 1.7 million courses of ST-246. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use of ST-246 for smallpox prophylaxis.

Results of Operations

Three months ended June 30, 2011 and 2010

     Revenue from research and development grants and contracts was $2.5 million and $4.4 million for the three months ended June 30, 2011 and 2010, respectively. The decrease of $1.9 million is primarily due to a $917,000 decrease in revenue generated from our federal grants and contracts supporting the development of ST-246® and a decrease of $490,000 due to the conclusion of our contract with DTRA for the development of a broad spectrum antiviral counter measure. Also contributing to the revenue decrease was the conclusion of certain federal grants mainly related to Lassa fever.

     Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2011 and 2010 were $9.3 million and $2.2 million, respectively, reflecting an increase of approximately $7.1 million. The increase in SG&A expenses mainly relates to a $6.6 million increase in employee compensation, which includes an increase in non-cash stock-based compensation of approximately $6.3 million.

     Research and development (“R&D”) expenses were $3.8 million for the three months ended June 30, 2011, a decrease of $1.1 million from the $4.9 million incurred for the three months ended June 30, 2010. The decrease is mainly due to a $709,000 decrease in expenditures supporting the development of ST-246® as well as a decrease of $442,000 in expenditures supporting the development of antiviral drugs for arenavirus. These decreases were partially offset by an increase in employee compensation expense of approximately $231,000. The increase in compensation expense is primarily due to the hiring of additional R&D personnel.

     During the three months ended June 30, 2011 and 2010, we spent $1.5 million and $2.3 million, respectively, on the development of ST-246®. For the three months ended June 30, 2011, we spent $413,000 on internal human resources dedicated to the drug’s development and $1.1 million mainly on manufacturing and clinical testing. For the three months ended June 30, 2010, we spent $449,000 on internal human resources and $1.9 million mainly on manufacturing and clinical testing.

     During the three months ended June 30, 2011, we spent $360,000 for the development of drug candidates for dengue fever and Lassa fever of which $192,000 was spent mainly on human resources and $168,000 was spent mainly on the optimization and chemistry of the lead antiviral compounds. For the three months ended June 30, 2010, we spent $640,000 for dengue fever, Lassa virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $98,000 was mainly for internal human resources and $542,000 for medicinal chemistry and pre-clinical testing of our drug candidates.

     During the three months ended June 30, 2011, we spent $345,000 to support the development of a broad-spectrum antiviral drug candidate, of which $175,000 was spent mainly on internal human resources, and $170,000 mainly on the optimization and chemistry of lead antiviral compounds. For the three months ended June 30, 2010, $162,000 was incurred mainly on internal human resources and $251,000 was incurred to support medicinal chemistry.

     Patent preparation expenses increased to $413,000 for the three months ended June 30, 2011, from $306,000 for the same period in the prior year mainly as a result of our continuing efforts to protect our lead drug candidates in expanded geographic territories.

     Changes in the fair value of warrants to acquire SIGA’s common stock are recorded as gains or losses. For the three months ended June 30, 2011 and 2010, we recorded a gain of $2.0 million and a loss of $2.2 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three-month periods. The warrants were recorded at fair market value and classified as liabilities.

     Prior to June 30, 2011, we provided a tax valuation allowance in our United States (“U.S.”) federal and state deferred tax assets based on our evaluation that such assets were not “more likely than not” to be realized. We continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of deferred tax assets. Such deferred tax assets consist primarily of net operating loss carryforwards and temporary differences on intangible assets, depreciation and deferred research and development costs. In the second quarter of 2011, we determined that it was more likely than not that certain deferred tax assets would be realized, mainly due to the execution of the BARDA contract, the scheduling of deferred tax assets and liabilities and future taxable income from operating activities. Accordingly, we released a portion of the related valuation allowance from deferred tax assets resulting in a benefit to deferred tax expense of approximately $32.9 million. Our U.S. federal net operating loss carryforwards begin expiring in 2011.

Six months ended June 30, 2011 and 2010

     Revenue from research and development grants and contracts was $4.2 million and $9.5 million for the six months ended June 30, 2011 and 2010, respectively. The decrease of $5.3 million is mostly due to a $4.1 million decrease in revenue generated from our federal grants and contracts supporting the development of ST-246®. Also contributing to the revenue decrease was the conclusion of certain federal grants mainly related to Lassa fever.

     SG&A expenses for the six months ended June 30, 2011 and 2010 were $13.6 million and $4.2 million, respectively, reflecting an increase of approximately $9.4 million. The increase in SG&A expenses mainly relates to a $7.9 million increase in employee compensation, which includes an increase in non-cash stock-based compensation of approximately $7.3 million, and an increase of approximately $1.1 million in fees for legal and accounting services.

     R&D expenses were $7.4 million for the six months ended June 30, 2011, a decrease of $3.4 million from the $10.8 million incurred for the six months ended June 30, 2010. The decrease is mainly due to a $3.7 million decrease in expenditures supporting the development of ST-246® partially offset by an increase in employee compensation expense of approximately $728,000. The increase in compensation expense is primarily due to the hiring of additional R&D personnel.

     During the six months ended June 30, 2011 and 2010, we spent $2.5 million and $6.3 million, respectively, on the development of ST-246®. For the six months ended June 30, 2011, we spent $809,000 on internal human resources dedicated to the drug’s development and $1.7 million mainly on clinical testing and manufacturing. For the six months ended June 30, 2010, we spent $906,000 on internal human resources and $5.4 million mainly on manufacturing. From inception of the ST-246® development program to-date, we invested a total of $40.5 million in the program, of which $7.7 million supported internal human resources and $32.8 million was used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. The costs exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by the NIH and the DoD.

     During the six months ended June 30, 2011, we spent $399,000 for the development of drug candidates for dengue fever and Lassa fever of which $215,000 was spent mainly on human resources and $184,000 was spent mainly on the optimization and chemistry of the lead antiviral compounds. For the six months ended June 30, 2010, we spent $746,000 for dengue fever, Lassa virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $139,000 was mainly for internal human resources and $607,000 for medicinal chemistry and pre-clinical testing of our drug candidates. From inception of our programs to develop drug candidates for hemorrhagic fevers, to-date, we spent a total of $8.6 million related to the programs, of which $2.6 million and $6.0 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by the NIH and the DoD.

     During the six months ended June 30, 2011, we spent $742,000 to support the development of a broad-spectrum antiviral drug candidate, of which $259,000 was spent mainly on internal human resources, and $483,000 mainly on the optimization and chemistry of lead antiviral compounds. For the six months ended June 30, 2010, $212,000 was incurred mainly on internal human resources and $356,000 was incurred to support medicinal chemistry. From the inception of our program to develop a broad-spectrum antiviral drug, to-date, we have spent a total of $3.4 million related to the program, of which $945,000 was expended on internal human resources, $1.3 million spent to support medicinal chemistry and the optimization of lead antiviral compounds, and $1.1 million for purchases of machinery to support these studies. These resources reflect expenses directly related to the program. The costs exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by the NIH and DoD.

     Patent preparation expenses increased to $755,000 for the six months ended June 30, 2011, from $626,000 for the same period in the prior year mainly as a result of our continuing efforts to protect our lead drug candidates in expanded geographic territories.

     Changes in the fair value of warrants to acquire SIGA’s common stock are recorded as gains or losses. For the six months ended June 30, 2011 and 2010, we recorded a gain of $3.8 million and a loss of $4.1 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three-month periods. The warrants were recorded at fair market value and classified as liabilities.

Liquidity and Capital Resources

     On June 30, 2011, we had $5.0 million in cash and cash equivalents and $10.0 million in short-term investments.

     Operating activities
     Net cash used in operations during the six months ended June 30, 2011 and 2010 was approximately $8.8 million and $4.7 million, respectively. The increase in net cash used in operating activities was due to several factors: (i) the increase in litigation expenses in connection with the PharmAthene legal proceeding; (ii) an increase in regulatory legal and advisory expenses; and (iii) an increase in payroll due to the hiring of certain personnel.

     Investing activities
     During the six months ended June 30, 2011, net cash provided by investing activities was approximately $4.9 million and during the six months ended June 30, 2010, net cash used in investing activities was approximately $4.5 million, respectively. The increase in net cash from investing activities relates to timing of purchases and maturities of U.S. Treasury bills.

     Financing activities
     Cash provided by financing activities during the six months ended June 30, 2011 and 2010 was $2.5 million and $1.3 million, respectively, generated from exercises of options and warrants to purchase SIGA common stock partially offset by the repurchase of common stock to meet minimum statutory tax withholding requirements.

     Other
     We have incurred cumulative net losses and expect to incur additional expense to perform further research and development activities. We have limited capital resources and will need additional funds to complete the development of our products. We plan to fund continuing development work and operations through sources of cash that may include: commercial sales, collaborative agreements, strategic alliances, research grants and future equity and debt financing. There is no assurance that we will be successful in obtaining additional future sources of cash on commercially reasonable terms.

     We believe that our existing funds combined with cash flows primarily from commercial sales and continuing government grants and contracts will be sufficient to support our operations for at least the next 12 months. The success of the Company is dependent upon commercial sales and the Company’s ability to obtain adequate future financing. If the Company is unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

     SIGA does not have any off-balance sheet arrangements.

Safe Harbor Statement

     This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to the safety and efficacy of our products, the progress of our development programs and timelines for bringing products to market, the enforceability of the BARDA Contract and the resolution of our ongoing litigation with PharmAthene, Inc. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated or current government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect our business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract, (ix) the risk that the BARDA Contract is modified or cancelled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts, (xi) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Item 4 Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms.

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

Risks Related to Our Financial Position and Need for Additional Financing

We have incurred operating losses since our inception and may not experience profitability in future periods or on a consistent basis.

     We have incurred cumulative net losses of approximately $103.3 million. As of December 31, 2010, 2009, and 2008, our accumulated deficit was approximately $122.5 million, $94.3 million, and $72.2 million, respectively. We expect to continue to have significant operating expenses and will need to generate significant revenues to achieve and maintain profitability.

     Our profitability is substantially dependent on revenues from ST-246® product sales. If we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future and we expect that revenues will fluctuate significantly from quarter to quarter based on several factors, including the timing of fulfilling orders for the U.S. government. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected. Because our strategy may include the acquisition of other businesses, acquisition and integration expenses and any cash required to fund these acquisitions will reduce our available cash.

Our business will suffer if we are unable to raise additional equity funding.

     Until we begin to receive payments related to our performance under the BARDA Contract, we will continue to be dependent on our ability to raise money through the exercise of existing options or warrants or through the issuance of new equity. There is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional equity funds, we may be forced to discontinue or cease certain operations. We currently have sufficient operating capital to finance our operations beyond the next twelve months. Our annual operating needs vary from year to year depending upon the amount of cash generated through the BARDA Contract, grants, contracts and licenses, the amount of projects we undertake, and the amount of resources we expend in connection with acquisitions all of which may materially differ from year to year and may adversely affect our business.

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

We have identified a material weakness, which has been remediated, in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements included in our 2009 Annual Report on Form 10-K/A.

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

     Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. As of March 15, 2011, directors, officers and principal stockholders beneficially owned approximately 50.3% of our outstanding stock.

Risks Related to Our Dependence on U.S. Government Contracts and Grants

We currently expect to derive substantially all of our foreseeable future revenue from sales of ST-246® under the BARDA Contract in addition to grants and contracts from the various agencies of the U.S. government. If BARDA demand for ST-246® is reduced, our business, financial condition and operating results could be materially harmed.

     Our existing contract with BARDA does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of our ST-246® sales to the U.S. government, including price per dose, the number of doses and the timing of deliveries.

     Furthermore, substantially all of our revenues for the years ended December 31, 2010, 2009, and 2008, respectively, and the period from January 1, 2011 to date, were derived from grants and contracts. Our current revenue is primarily derived from contract work being performed for the NIH and BARDA under grants and two major contracts which are scheduled to expire in September 2011 and August 2013, respectively. There can be no assurance that we will receive the revenue from the BARDA Contract in the time periods we anticipate or at all, or that we will be able to secure future grants. Failure to receive such revenue or secure such grants could have an adverse effect on our results of operations.

The pricing under our fixed price government contracts is based on estimates of the time, resources and expenses required to perform those contracts. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these contracts.

     Our existing contract for the supply of ST-246® with BARDA includes fixed price components. We expect that our future contracts with the U.S. government for ST-246® as well as contracts for biodefense product candidates that we successfully develop also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss, which could in turn harm our operating results.

Our U.S. government contracts require ongoing funding decisions by the government. Reduced or discontinued funding of these contracts could cause our financial condition and operating results to suffer materially.

     Our principal customer for ST-246® is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program, such as Project BioShield, may be implemented through the award of many different individual contracts and subcontracts. The funding of some government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and stringent budgetary constraints. Additionally, government-funded development contracts typically consist of a base period of performance followed by successive option periods for performance of certain future activities. The value of these optional services, which options are exercisable in the sole discretion of the government, may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

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

     If the government terminates a contract for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our government contracts, including the BARDA Contract, could be terminated under these circumstances. Some government contracts permit the government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under the government contract. If we were to develop technology under a contract with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the government.

Political or social factors, including related litigation, may delay or impair our ability to market ST-246® and our biodefense product candidates and may require us to spend time and money to address these issues.

     Products developed to treat diseases caused by or to combat the threat of bioterrorism will be subject to changing political and social environments. The political and social responses to bioterrorism have been highly charged and unpredictable. Political or social pressures or changes in the perception of the risk that military personnel or civilians could be exposed to biological agents as weapons of bioterrorism may delay or cause resistance to bringing our products to market or limit pricing or purchases of our products, any of which would harm our business.

     In addition, substantial delays or cancellations of purchases could result from protests or challenges from third parties. Furthermore, lawsuits brought against us by third parties such as activists, even if not successful, require us to spend time and money defending the related litigation. The need to address political and social issues may divert our management’s time and attention from other business concerns.

     Additional lawsuits, publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, ST-246® and our biodefense product candidates. In such event, our ability to market and sell such products may be hindered and the commercial success of ST-246® and other products we develop will be harmed, thereby reducing our revenues.

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

Risks Related to Commercialization

If we fail to achieve significant sales of ST-246® to customers in addition to the U.S. government, our opportunities for growth could be harmed.

     An element of our business strategy is to establish a market for sales of ST-246® to customers in addition to the U.S. government. These potential customers include foreign governments and state and local governments, which we expect will be interested in utilizing ST-246® as a means to protect emergency responders such as police, fire and emergency medical personnel, multinational companies, non-governmental organizations and hospitals.

     The market for sales of ST-246® to customers other than the U.S. government is undeveloped, and we may not be successful in generating meaningful sales of ST-246® to these potential customers.

     Government regulations may make it difficult for us to achieve significant sales of ST-246® to customers other than the U.S. government. For example, many foreign governments require licensure of ST-246® in their jurisdiction before they will consider procuring doses. Additionally, we are subject to export control laws imposed by the U.S. government. Although there are currently only limited restrictions on the export of ST-246® and related technology, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These prohibitions could limit our sales of ST-246® to foreign governments and other foreign customers. In addition, U.S. government demand for a smallpox therapeutic may limit supplies of ST-246® available for sale to non-U.S. government customers.

     If we fail to significantly increase our sales of ST-246® to customers other than the U.S. government, our business and opportunities for growth could be materially harmed.

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

Product liability lawsuits could cause us to incur substantial liabilities and require us to limit commercialization of any products that we may develop.

     We face an inherent business risk of exposure related to the sale of ST-246® and any other products that we successfully develop and the testing of our product candidate in clinical trials.

     ST-246® is currently identified as a covered countermeasure under a PREP Act declaration issued in October 2008, which provides us with immunity with respect to the manufacture, administration or use of ST-246®. Under our ST-246® contract with BARDA, the U.S. government agreed to indemnify us against claims by third parties for death, personal injury and other damages related to ST-246®, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts from the U.S. government.

     If we cannot successfully defend ourselves against future claims that our product or product candidates caused injuries and we are not entitled to indemnity by the U.S. government with respect to such claims, or if the U.S. government does not honor its indemnification obligations, we will incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
  decreased demand for any product candidates or products that we may develop;

  injury to our reputation;

  withdrawal of a product from the market;

  withdrawal of clinical trial participants;

  costs to defend the related litigation;

  substantial monetary awards to trial participants or patients;

  loss of revenue; and

  the inability to commercialize any products that we may develop.
     We currently have product liability insurance for coverage up to a $10 million annual aggregate limit and up to $10 million per occurrence. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Product liability insurance is difficult to obtain and increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to maintain or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

     Additionally, a successful product liability claim or series of claims brought against us could cause our stock price to fall and could decrease our financial resources and materially and adversely affect our business.

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

We have a small sales and marketing group. If we are unable to expand our internal capabilities or enter into agreements with third parties, we may be unable to generate revenue from product sales to customers other than the U.S. government.

     To achieve commercial success for any approved product, we must either further develop our own sales and marketing capabilities, enter into collaborations with third parties able to perform these services or outsource these functions to third parties.

     We currently market and sell ST-246® through a small, targeted sales and marketing group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we successfully develop. If we are unable to do this we may be unable to achieve our revenue goals in respect of ST-246®, which could have an adverse effect on our growth.

Risks Related to Manufacturing and Manufacturing Facilities

Problems related to large-scale commercial manufacturing could cause us to delay product launches or experience shortages of products.

     Manufacturing drug products, especially in large quantities, is complex. Our drug candidates require several manufacturing steps, and may involve complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Our products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, some of which all pharmaceutical companies, including SIGA, experience from time to time, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and/or cause us to fail to satisfy customer orders or contractual commitments, lead to a termination of contract, lead to delays in our clinical trials or result in litigation or regulatory action.

If third parties do not manufacture our drug candidates or products in sufficient quantities and at an acceptable cost or in compliance with regulatory requirements and specifications, the development and commercialization of our drug candidates could be delayed, prevented or impaired.

     We currently rely on third parties to manufacture drug candidates that we require for pre-clinical and clinical development, including ST-246®. Any significant delay in obtaining adequate supplies of our drug candidates could adversely affect our ability to develop or commercialize these drug candidates. We expect that we will rely on third parties for a portion of the manufacturing process for commercial supplies of drug candidates that we successfully develop. If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, the success of those products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our ability to develop drug candidates and commercialize any product that receives regulatory approval on a timely and competitive basis.

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

     Our biopharmaceutical research and development sometimes involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources. The research and development activities of our company do not produce any unusual hazardous products. We do use small amounts of radioactive isotopes commonly used in pharmaceutical research, which are stored, used and disposed of in accordance with Nuclear Regulatory Commission regulations. Our general liability policy provides coverage up to annual aggregate limits of $2 million and coverage of $2 million per occurrence.

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

     We exclusively own 5 U.S. patents. We are also exclusive owner of 3 U.S. provisional patent applications, 15 U.S. utility patent applications, 5 international PCT patent applications and 96 foreign patent applications.

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

     PharmAthene has submitted an expert report asserting several alternative theories of damages, including amounts in a wide range of up to one billion dollars. We believe that the expert’s damages analyses are flawed and methodologically unsound. We also continue to believe that we have meritorious defenses to the claims. We filed a partial summary judgment motion on March 19, 2010, regarding certain aspects of PharmAthene’s claims and damage assessments. On November 23, 2010, the Court of Chancery denied our motion for partial summary judgment. A trial was held before Vice Chancellor Donald F. Parsons, Jr. in January 2011 and closing arguments took place in April 2011. It is not currently possible to estimate a range of loss, if any.

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

     As of June 30, 2011, we had federal net operating loss carryforwards, or NOLs, of $83.6 million to offset future taxable income, which expire in various years through 2030, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully.

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

*Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA Technologies, Inc.
(Registrant)

Date: August 1, 2011	By:	/s/ Daniel J. Luckshire

Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer