Form 10-Q
period 2011-09-30
SIGA TECHNOLOGIES INC
filed 2011-11-08
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011
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

As of October 17, 2011, the registrant had 51,418,518 shares of common stock outstanding.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$12,409,958	$6,332,053
Short term investments	-	14,999,350
Accounts receivable	1,708,294	3,002,144
Prepaid expenses and other current assets	420,467	369,017
Total current assets	14,538,719	24,702,564

Property, plant and equipment, net	794,468	1,150,257
Goodwill	898,334	898,334
Deferred income tax asset	34,180,825	-
Other assets	371,748	280,648
Total assets	$50,784,094	$27,031,803

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,218,881	$2,884,259
Accrued expenses and other current liabilities	1,476,875	1,378,921
Total current liabilities	3,695,756	4,263,180

Common stock warrants	1,024,981	10,524,660
Deferred income tax liability	-	175,175
Other liabilities	83,699	-
Total liabilities	4,804,436	14,963,015

Stockholders' equity
Common stock ($.0001 par value, 100,000,000 shares authorized,
51,418,518 and 49,019,433 issued and outstanding at September 30, 2011,
and December 31, 2010, respectively)	5,142	4,902
Additional paid-in capital	149,087,836	134,524,304
Accumulated other comprehensive income	-	4,067
Accumulated deficit	(103,113,320)	(122,464,485)
Total stockholders' equity	45,979,658	12,068,788
Total liabilities and stockholders' equity	$50,784,094	$27,031,803

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Research and development	$3,577,948	$6,631,857	$7,765,725	$16,153,821

Operating expenses
Selling, general and administrative	3,968,605	1,389,259	17,569,201	5,591,875
Research and development	5,170,413	7,419,749	12,572,078	18,176,733
Patent preparation fees	482,074	234,511	1,236,949	860,511
Total operating expenses	9,621,092	9,043,519	31,378,228	24,629,119

Operating loss	(6,043,144)	(2,411,662)	(23,612,503)	(8,475,298)

Decrease (increase) in fair value of common stock warrants	4,726,054	(2,018,644)	8,528,863	(6,142,912)
Other income, net	329	-	12,429	-
Loss before benefit from income taxes	(1,316,761)	(4,430,306)	(15,071,211)	(14,618,210)
Benefit from income taxes	1,527,275	-	34,422,376	-
Net income (loss)	$210,514	$(4,430,306)	$19,351,165	$(14,618,210)
Basic earnings (loss) per share	$0.00	$(0.10)	$0.38	$(0.33)
Diluted earnings (loss) per share	$0.00	$(0.10)	$0.20	$(0.33)
Weighted average shares outstanding, basic	50,806,284	45,509,375	50,739,475	44,110,885
Weighted average shares outstanding: diluted	51,987,253	45,509,375	54,324,977	44,110,885

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$19,351,165	$(14,618,210)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other amortization	465,268	463,174
(Decrease) increase in fair value of warrants	(8,528,863)	6,142,912
Stock based compensation	10,753,041	1,287,073
Changes in assets and liabilities:
Accounts receivable	1,293,850	1,044,625
Accrued interest on short-term investments	(7,722)	-
Prepaid expenses	14,926	1,203,585
Other assets	(91,100)	30,038
Deferred income taxes, net	(34,422,376)	-
Accounts payable and accrued expenses	(567,424)	(1,590,301)
Other liabilities	83,699	(1,357,360)
Net cash used in operating activities	(11,655,536)	(7,394,464)
Cash flows from investing activities:
Capital expenditures	(113,546)	(532,996)
Proceeds from maturity of short term investments	40,000,000	17,500,000
Purchases of short term investments	(24,992,928)	(26,240,640)
Net cash provided by (used in) investing activities	14,893,526	(9,273,636)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	3,933,851	2,383,564
Proceeds from issuance of securities	-	5,500,000
Repurchase of common stock	(1,093,936)	-
Net cash provided by financing activities	2,839,915	7,883,564
Net increase (decrease) in cash and cash equivalents	6,077,905	(8,784,536)
Cash and cash equivalents at beginning of period	6,332,053	14,496,313
Cash and cash equivalents at end of period	$12,409,958	$5,711,777

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital
upon exercise	$970,816	$-

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2010, included in the 2010 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2010 Annual Report on Form 10-K filed on March 9, 2011. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2010 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional expense to perform further research and development activities. The Company has limited capital resources and will need additional funds to complete the development of our products. Management plans to fund continuing development work and operations through sources of cash that may include: collaborative agreements, strategic alliances, research grants, future equity and debt financing, and procurement contracts. There is no assurance that we will be successful in obtaining future sources of cash on commercially reasonable terms. Management believes that existing funds combined with cash flows primarily from our procurement contract with BARDA (see Note 2) and continuing government grants and contracts will be sufficient to support its operations for at least the next twelve months. As discussed in Note 11, our ability to support our operations may be adversely affected by the resolution of a pending dispute. The success of the Company is dependent upon generating commercial sales and the Company’s ability to obtain adequate future funding. If the Company is unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. ST-246® BARDA Agreement

In May 2011, we signed a five-year contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), pursuant to which we agreed to deliver two million courses of ST-246 to the U.S. Strategic National Stockpile (“SNS”). Under the BARDA Contract, we will sell to BARDA 1.7 million courses of ST-246 and provide other services for a base contract price of approximately $435 million (the BARDA Contract was modified to include certain additional services). SIGA will also contribute to BARDA 300,000 courses of ST-246 manufactured using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. In addition, the BARDA Contract contains options that, if exercised, will permit us to continue our work on pediatric and geriatric versions of the drug as well as use of ST-246 for smallpox prophylaxis for which we will receive additional consideration. As discussed in Note 11, the amount of consideration we are likely to receive pursuant to the BARDA Contract is dependent upon resolution of a pending dispute.

As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of ST-246; however, following a protest by a competitor of ours, BARDA issued a contract modification in June 2011 pursuant to which it deleted the option to purchase the additional courses.

3. Research Agreements

The Company obtains funding in the form of grants or contracts (collectively, the “Grants”) from various agencies of the U.S. government to support its research and development activities. The Company currently has four active Grants with varying expiration dates through August 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $40 million. This amount includes, among other things, options that may or may not be exercised at the U.S government’s discretion. The Grants contain customary terms and conditions including the U.S. government’s right to terminate or restructure a grant for convenience at any time. Since inception, the Company has recognized $11.5 million of revenue from currently active Grants.

4. Per Share Data

The Company computes, presents and discloses earnings per share in accordance with the authoritative guidance, which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average number of shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, except that it also gives effect to all potentially dilutive common shares outstanding during the period.

The following is a reconciliation of the basic and diluted net income (loss) per share computations for the periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$210,514	$(4,430,306)	$19,351,165	$(14,618,210)
Change in fair value of warrants	-	-	8,528,863	-
Net income (loss), adjusted for change in
fair value of warrants for diluted EPS	$210,514	$(4,430,306)	$10,822,302	$(14,618,210)
Weighted-average shares - basic	50,806,284	45,509,375	50,739,475	44,110,885
Effect of potential common shares	1,180,970	-	3,585,502	-
Weighted-average shares - diluted	51,987,254	45,509,375	54,324,977	44,110,885
Earnings (loss) per share - basic	$0.00	$(0.10)	$0.38	$(0.33)
Earnings (loss) per share - diluted	$0.00	$(0.10)	$0.20	$(0.33)
Anti-dilutive employee share-based awards, excluded	1,812,257	9,875,218	484,168	9,875,218

The Company has revised the diluted earnings per share calculation as previously reported for the three and six months ended June 30, 2011 to correctly reflect the effect of the assumed exercise of outstanding warrants and the corresponding elimination of the benefit included in operating results from the change in fair value of the warrants. The revision reduced the numerator used to calculate diluted earnings per share as reported for the change in the fair value of warrants by $2,039,851 and $3,802,809 for the three and six month periods ended June 30, 2011, respectively. The weighted average number of shares outstanding used to compute the revised diluted earnings per share did not change from amounts previously reported. There was no adjustment to basic earnings per share.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Earnings per share - diluted, as reported	$0.44	$0.35
Earnings per share - diluted, as revised	$0.40	$0.28

Diluted shares outstanding include the dilutive effect of warrants, in-the-money options, unvested restricted stock and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.

5. Stockholders’ Equity

As of September 30, 2011, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company's Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

In 2006 and 2005 the Company sold shares of its common stock and warrants to purchase shares of common stock. In 2006, the Company issued warrants to acquire 1,000,000 shares of common stock with an initial exercise price of $4.99 per share (the “2006 Warrants”). In 2005, the Company issued warrants to acquire 1,000,000 shares of common stock with an initial exercise price of $1.18 per share (the “2005 Warrants”). As of December 31, 2010, all of the 2005 Warrants were exercised. The 2006 Warrants may be exercised through and including October 19, 2013. Due to the effect of certain anti-dilution provisions in such warrants, the Company adjusted the number of shares issuable under the 2006 Warrants by 652,038 through September 30, 2011. The exercise prices of the warrants issued in these placements were also adjusted. During the nine months ended September 30, 2011, 100,000 of the 2006 Warrants were exercised. At September 30, 2011, 815,568 of the 2006 Warrants at an exercise price of $2.92 were outstanding. The number of shares issuable pursuant to the warrants may be subject to further adjustment as a result of the effect of future equity issuances on anti-dilution provisions in the related warrant agreements.

The Company accounted for the 2006 and 2005 Warrants in accordance with the authoritative guidance, which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At September 30, 2011, the fair market value of the 2006 Warrants was $1.0 million. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the nine months ended September 30, 2011, the Company recorded a gain of $8.5 million as a result of a decrease in fair value of the 2006 Warrants.

6. Comprehensive Income

Comprehensive income includes net loss adjusted for the change in net unrealized gain (loss) on short-term investments. For the three and nine months ended September 30, 2011 and 2010, the components of comprehensive income were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$210,514	$(4,430,306)	$19,351,165	$(14,618,210)
Unrealized gain on securities	-	528	-	3,889
Total comprehensive income (loss)	$210,514	$(4,429,778)	$19,351,165	$(14,614,321)

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At September 30, 2011 and December 31, 2010, the fair value of such warrants is $1,024,981 and $10,524,660, respectively, and included in long-term liabilities.

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

For the nine months ended September 30, 2011 and 2010, the Company recorded compensation expense of approximately $10.8 million and $1.3 million, respectively, related to employees and directors stock awards. The total fair value of stock options vested during the nine months ended September 30, 2011 and 2010, was approximately $2.3 million and $1.3 million, respectively. The total fair value of restricted stock and restricted stock units vested during the nine months ended September 30, 2011 and 2010 was approximately $8.5 million and $0, respectively. The total compensation cost not yet recognized related to non-vested awards at September 30, 2011 is $3.1 million. The weighted average period over which total compensation cost is expected to be recognized is 0.9 years.

9. Income Taxes

Deferred tax assets, net were $34.2 million at September 30, 2011 and $0 at December 31, 2010, respectively, net of valuation allowances of $4.2 million and $33.1 million, respectively.

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

During the nine months ended September 30, 2011, the Company recorded an income tax benefit of $34.4 which included approximately $32.9 million primarily due to a partial reduction of its valuation allowance as a significant portion of its deferred tax assets became realizable on a more-likely-than-not basis as a result of the execution of the BARDA Contract and the resulting forecasts of pre-tax earnings. The Company maintains a valuation allowance of $4.2 million with respect to certain net operating losses and other deferred tax assets which may expire prior to realization.

The Company’s assessment that our deferred tax assets will be realized is based on estimates of future taxable income arising from the BARDA Contract.  If the current estimates of future taxable income are reduced or not realized, for example, based on the ultimate outcome of a pending dispute (see Note 11), our assessment regarding the realization of deferred tax assets could change.  Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company's financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company's operating results from period to period.

10. Related Party Transactions

On December 1, 2009, the Company entered into an Office Service Agreement with an affiliate of M&F in order to occupy office space for approximately $8,000 per month. The agreement is cancelable upon 60 days notice by the Company or the affiliate. On June 15, 2011, the Office Service Agreement was amended due to the larger office space used by the Company. This amendment increased the Company’s monthly payment to $11,000 per month.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the nine months ended September 30, 2011 and 2010, the Company incurred costs of $2.0 million and $1.7 million, respectively, related to services provided by the outside counsel. On September 30, 2011, the Company’s account payables and accrued expenses included $301,000 to the outside counsel.

11. Commitments and Contingencies

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against SIGA in the Delaware Court of Chancery (the “Court”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asks the Court to order SIGA enter into a license agreement with PharmAthene with respect to ST-246®, as well as issue a declaration that SIGA is obliged to execute such a license agreement, and award damages resulting from SIGA’s supposed breach of that obligation. PharmAthene also alleges that the Company breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process. In January 2008, the Court of Chancery denied SIGA’s motion to dismiss the original complaint and discovery proceeded. In May 2009, PharmAthene amended its complaint with respect to its claim for breach of an obligation to negotiate in good faith, and the Company filed our answer to the amended complaint and counterclaim denying the new claim and asserting defenses.

The Company filed a partial summary judgment motion on March 19, 2010, regarding certain aspects of PharmAthene’s claims and damage assessments. On November 23, 2010, the Court of Chancery denied the motion for partial summary judgment. A trial was held before Vice Chancellor Donald F. Parsons, Jr. in January 2011, and closing arguments took place in April 2011.

On September 22, 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by the present value of estimated future profits. However, the Court held that SIGA breached its duty to negotiate in good faith and was liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that SIGA achieves from sales of ST-246® after SIGA has secured the first $40 million in net profits, for ten years following the first commercial sale. In addition, PharmAthene was awarded one-third of its reasonable attorney fees and expert witness expenses.

SIGA filed a motion for reargument on October 4, 2011, requesting that the Court vacate its award of an equitable payment stream or equitable lien.

The precise amount of payments to be made pursuant to the Court’s September 2011 ruling remain uncertain. Thus, the Company is unable to estimate a range of loss that may result from the resolution of this matter although such resolution is likely to have a materially adverse impact unless the motion for reargument is upheld or the Company is successful in any subsequent appeal of the Court’s final judgment.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no other dispute or litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

Commitments under Operating Leases

The Company leases certain facilities and office space under operating leases. On June 1, 2011, the Company amended and extended the lease for the laboratory and office facilities space in Corvallis, Oregon. The facilities leased in Corvallis includes space existing under the prior lease terms and newly constructed space in the same building under the most recent lease amendment.

The estimated future minimum noncancelable lease commitments are as follows:

December 31,
2011	81,667
2012	558,571
2013	575,328
2014	592,588
2015	610,366
Thereafter	1,276,214
Total	$3,694,734

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

Commercial Product:

ST-246®

     In May 2011, we signed a five year contract with BARDA pursuant to which we agreed to deliver two million courses of ST-246 to the SNS. Under the BARDA Contract, SIGA will sell to BARDA 1.7 million courses of ST-246 and provide other services for a base contract price of approximately $433 million. In September 2011, the base contract was modified to include certain additional services and has a base contract price of $435 million (the BARDA Contract was modified to include certain additional services). SIGA will also contribute to BARDA 300,000 courses of ST-246 manufactured using federal funds provided by HHS under prior development contracts. The BARDA Contract provides for additional contingent consideration to be paid to SIGA if certain defined product enhancements can be achieved. In addition, the BARDA Contract contains options that, if exercised, will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use of ST-246 for smallpox prophylaxis. As discussed in “Legal Proceedings”, the amount of consideration we are likely to receive pursuant to the BARDA Contract is dependent upon resolution of a pending dispute.

     As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of ST-246; however, following a protest by a competitor of the Company, BARDA issued a contract modification in June 2011 pursuant to which it deleted the option to purchase the additional courses.

     We believe ST-246 will be the first entirely new small-molecule drug delivered to the SNS under Project Bioshield. The FDA has designated ST-246 for “fast-track status”, creating a path for expedited FDA review and eventual regulatory approval.

Results of Operations

Three months ended September 30, 2011 and 2010

     Revenue from research and development grants and contracts was $3.6 million and $6.6 million for the three months ended September 30, 2011 and 2010, respectively. The decrease of $3.0 million is primarily due to a $1.5 million decrease in revenue generated from our federal grants and contracts supporting the development of ST-246 and a $1.4 million decrease in revenue generated from federal grants mainly related to dengue and Lassa fever.

     Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2011 and 2010 were $4.0 million and $1.4 million, respectively, reflecting an increase of approximately $2.6 million. The increase in SG&A expenses mainly relates to a $2.4 million increase in employee compensation, which includes an increase in non-cash stock-based compensation of approximately $2.3 million.

     Research and development (“R&D”) expenses were $5.2 million for the three months ended September 30, 2011, a decrease of $2.2 million from the $7.4 million incurred for the three months ended September 30, 2010. The decrease is mainly due to a $1.4 million decrease in expenditures supporting the development of ST-246 as well as a decrease of $1.2 million in expenditures supporting the development of antiviral drugs for dengue and Lassa fever. A significant percentage of these decreases is linked to a decrease in related revenues from federal grants and contracts. The expense decreases are partially offset by an increase in employee compensation expense of approximately $360,000. The increase in compensation expense is primarily due to the hiring of additional R&D personnel.

     During the three months ended September 30, 2011 and 2010, we spent $2.1 million and $3.7 million, respectively, on the development of ST-246. For the three months ended September 30, 2011, we spent $331,000 on internal human resources dedicated to the drug’s development and incurred $1.8 million mainly on manufacturing and clinical testing. For the three months ended September 30, 2010, we spent $407,000 on internal human resources and $3.3 million mainly on manufacturing and clinical testing.

     During the three months ended September 30, 2011, we spent $513,000 for the development of drug candidates for dengue fever and Lassa fever of which $255,000 was spent mainly on human resources and $258,000 was spent mainly on the optimization and chemistry of the lead antiviral compounds. For the three months ended September 30, 2010, we spent $1.5 million for dengue fever, Lassa virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $56,000 was mainly for internal human resources and $1.5 million for medicinal chemistry and pre-clinical testing of our drug candidates.

     During the three months ended September 30, 2011, we spent $214,000 to support the development of a broad-spectrum antiviral drug candidate, of which $70,000 was spent mainly on internal human resources, and $144,000 mainly on the optimization and chemistry of lead antiviral compounds. For the three months ended September 30, 2010, we spent $515,000 of which $227,000 was incurred mainly on internal human resources and $288,000 was incurred to support medicinal chemistry.

     Patent preparation expenses increased to $482,000 for the three months ended September 30, 2011, from $235,000 for the same period in the prior year mainly as a result of our continuing efforts to protect our lead drug candidates in expanded geographic territories.

     Changes in the fair value of warrants to acquire our common stock are recorded as gains or losses. For the three months ended September 30, 2011 and 2010, we recorded a gain of $4.7 million and a loss of $2.0 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three-month periods. The warrants were recorded at fair market value and classified as liabilities.

     For the three months ended September 30, 2011, the benefit of $1.5 million mainly reflects the impact of the gain in the fair value of warrants, which is not deductible for tax purposes.

Nine months ended September 30, 2011 and 2010

     Revenue from research and development grants and contracts was $7.8 million and $16.2 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease of $8.4 million is mostly due to a $5.6 million decrease in revenue generated from our federal grants and contracts supporting the development of ST-246. Also contributing to the revenue decrease was the $1.7 million decrease in revenue generated from federal grants mainly related to Lassa fever.

     SG&A expenses for the nine months ended September 30, 2011 and 2010 were $17.6 million and $5.6 million, respectively, reflecting an increase of approximately $12.0 million. The increase in SG&A expenses mainly relates to a $10.3 million increase in employee compensation, which includes an increase in non-cash stock-based compensation of approximately $9.6 million, and an increase of approximately $1.1 million in fees for legal services.

     R&D expenses were $12.6 million for the nine months ended September 30, 2011, a decrease of $5.6 million from the $18.2 million incurred for the nine months ended September 30, 2010. The decrease is mainly due to a $5.5 million decrease in expenditures supporting the development of ST-246 partially offset by an increase in employee compensation expense of approximately $1.0 million. The increase in compensation expense is primarily due to the hiring of additional R&D personnel.

     During the nine months ended September 30, 2011 and 2010, we spent $4.6 million and $10.0 million, respectively, on the development of ST-246. For the nine months ended September 30, 2011, we spent $1.2 million on internal human resources dedicated to the drug’s development and $3.4 million mainly on clinical testing and manufacturing. For the nine months ended September 30, 2010, we spent $1.3 million on internal human resources and $8.7 million mainly on manufacturing. From inception of the ST-246 development program to-date, we invested a total of $42.6 million in the program, of which $8.1 million supported internal human resources and $34.5 million was used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. The costs exclude additional expenditures such as patent costs, allocation of indirect expenses, various corporate expenses supporting the development and commercialization of ST-246 and other services provided by the National Institutes of Health (“NIH”) and the Department of Defense (“DoD”).

     During the nine months ended September 30, 2011, we spent $911,000 for the development of drug candidates for dengue fever and Lassa fever of which $469,000 was spent mainly on human resources and $442,000 was spent mainly on the optimization and chemistry of the lead antiviral compounds. For the nine months ended September 30, 2010, we spent $2.3 million for dengue fever, Lassa virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $195,000 was mainly for internal human resources and $2.1 million for medicinal chemistry and pre-clinical testing of our drug candidates. From inception of our programs to develop drug candidates for hemorrhagic fevers, to-date, we spent a total of $9.1 million related to the programs, of which $2.9 million and $6.2 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by the NIH and the DoD.

     During the nine months ended September 30, 2011, we spent $956,000 to support the development of a broad-spectrum antiviral drug candidate, of which $329,000 was spent mainly on internal human resources, and $627,000 mainly on the optimization and chemistry of lead antiviral compounds. For the nine months ended September 30, 2010, we spent $1.1 million of which $439,000 was incurred mainly on internal human resources and $644,000 was incurred to support medicinal chemistry. From the inception of our program to develop a broad-spectrum antiviral drug, to-date, we have spent a total of $3.6 million related to the program, of which $1.0 million was expended on internal human resources, $1.5 million spent to support medicinal chemistry and the optimization of lead antiviral compounds, and $1.1 million for purchases of machinery to support these studies. These resources reflect expenses directly related to the program. The costs exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by the NIH and DoD.

     Patent preparation expenses increased to $1.2 million for the nine months ended September 30, 2011, from $861,000 for the same period in the prior year mainly as a result of our continuing efforts to protect our lead drug candidates in expanded geographic territories.

     Changes in the fair value of warrants to acquire our common stock are recorded as gains or losses. For the nine months ended September 30, 2011 and 2010, we recorded a gain of $8.5 million and a loss of $6.1 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective three-month periods. The warrants were recorded at fair market value and classified as liabilities.

     For the nine months ended September 30, 2011, the benefit of $34.4 million mainly reflects release of valuation allowance from deferred tax assets resulting in a benefit to deferred tax expense of approximately $32.9 million. Prior to June 30, 2011, we provided a tax valuation allowance in our United States federal and state deferred tax assets based on our evaluation that such assets were not “more likely than not” to be realized. We continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of deferred tax assets. Such deferred tax assets consist primarily of net operating loss carryforwards and temporary differences on intangible assets, depreciation and deferred research and development costs. In the second quarter of 2011, we determined that it was more likely than not that certain deferred tax assets would be realized, mainly due to the execution of the BARDA contract, the scheduling of deferred tax assets and liabilities and future taxable income from operating activities. Accordingly, we released a portion of the related valuation allowance from deferred tax assets. Our U.S. federal net operating loss carryforwards begin expiring in 2011. The resolution of a pending dispute could have a materially adverse impact on our ability to realize the value of tax carryforwards (see “Legal Proceedings” below).

Liquidity and Capital Resources

     On September 30, 2011, we had $12.4 million in cash and cash equivalents.

     Operating activities
     Net cash used in operations during the nine months ended September 30, 2011 and 2010 was approximately $11.7 million and $7.4 million, respectively. The increase in net cash used in operating activities was due to several factors: (i) the increase in litigation expenses in connection with the lawsuit brought by PharmAthene; (ii) an increase in regulatory legal and advisory expenses; and (iii) an increase in payroll due to the hiring of certain personnel.

     Investing activities
     During the nine months ended September 30, 2011, net cash provided by investing activities was approximately $14.9 million and, during the nine months ended September 30, 2010, net cash used in investing activities was approximately $9.3 million, respectively. The increase in net cash from investing activities relates to timing of purchases and maturities of U.S. Treasury bills.

     Financing activities
     Cash provided by financing activities during the six months ended September 30, 2011 and 2010 was $2.8 million and $7.9 million, respectively, generated from exercises of options and warrants to purchase SIGA common stock partially offset by the repurchase of common stock to meet minimum statutory tax withholding requirements.

     Other
     We have incurred cumulative net losses and expect to incur additional expense to perform further research and development activities. We have limited capital resources and will need additional funds to complete the development of our products. We plan to fund continuing development work and operations through sources of cash that may include: collaborative agreements, strategic alliances, research grants, future equity and debt financing and commercial procurement contracts. There is no assurance that we will be successful in obtaining additional future sources of cash on commercially reasonable terms. We believe that our existing funds combined with cash flows primarily from our procurement contract with BARDA (see Note 2) and continuing government grants and contracts will be sufficient to support our operations for at least the next twelve months. As discussed in Note 11, our ability to support our operations may be adversely affected by the resolution of a pending dispute. The success of the Company is dependent upon generating commercial sales and the Company’s ability to obtain adequate future financing. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

Safe Harbor Statement

     This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to the safety and efficacy of our products, the progress of our development programs and timelines for bringing products to market, the enforceability of the BARDA Contract and the resolution of our ongoing litigation with PharmAthene, Inc. Forward-looking statements are based on management's estimates, assumptions and projections, and are subject to uncertainties, many of which are beyond the control of SIGA. Actual results may differ materially from those anticipated in any forward-looking statement. Factors that may cause such differences include (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated or current government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect our business and, even if determined favorably, could be costly, (vii)  the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract, (ix) the risk that the BARDA Contract is modified or cancelled at the request or requirement of the U.S. government, (x) the risk that the adverse post-trial decision by the Court of Chancery in the litigation brought by PharmAthene, Inc. will be upheld in further proceedings, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts, (xii) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xiii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including SIGA's Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission's Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements speak only as of the date they are made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

     Our investment portfolio may include cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 4 Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time specified in the SEC’s rules and forms.

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

     On September 22, 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by present value of estimated future profits. However, the Court held that SIGA breached its duty to negotiate in good faith and was liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that SIGA achieves from sales of ST-246 after SIGA has secured the first $40 million in net profits, for ten years following the first commercial sale. In addition, PharmAthene was awarded one-third of its reasonable attorney fees and expert witness expenses.

     We filed a motion for reargument on October 4, 2011, requesting that the Court vacate its award of an equitable payment stream or equitable lien.

     The precise amount of payments to be made pursuant to the Court’s September 2011 ruling remain uncertain. Thus, the Company is unable to estimate a range of loss that may result from the resolution of this matter although such resolution is likely to have a materially adverse impact unless the motion for reargument is upheld or the Company is successful in any subsequent appeal of the Court’s final judgment.

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

     We have incurred cumulative net losses of approximately $103.1 million. As of December 31, 2010, 2009, and 2008, our accumulated deficit was approximately $122.5 million, $94.3 million, and $72.2 million, respectively. We expect to continue to have significant operating expenses and will need to generate significant revenues to achieve and maintain profitability.

     Our profitability is substantially dependent on revenues from ST-246 product sales. If we do achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future and we expect that revenues will fluctuate significantly from quarter to quarter based on several factors, including the timing of fulfilling orders for the U.S. government. If revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected. Because our strategy may include the acquisition of other businesses, acquisition and integration expenses and any cash required to fund these acquisitions will reduce our available cash.

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

     Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. Based on information available as of October 17, 2011, directors, officers and principal stockholders beneficially owned approximately 42% of our outstanding stock.

Risks Related to Our Dependence on U.S. Government Contracts and Grants

We currently expect to derive substantially all of our foreseeable future revenue from sales of ST-246 under the BARDA Contract in addition to grants and contracts from the various agencies of the U.S. government. If BARDA demand for ST-246 is reduced, our business, financial condition and operating results could be materially harmed.

     Our existing contract with BARDA does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of our ST-246 sales to the U.S. government, including price per dose, the number of doses and the timing of deliveries.

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

     Our existing contract for the supply of ST-246 with BARDA includes fixed price components. We expect that our future contracts with the U.S. government for ST-246 as well as contracts for biodefense product candidates that we successfully develop also may be fixed price contracts. Under a fixed price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed price contract could reduce the profitability of a fixed price contract or cause a loss, which could in turn harm our operating results.

Our U.S. government contracts require ongoing funding decisions by the government. Reduced or discontinued funding of these contracts could cause our financial condition and operating results to suffer materially.

     Our principal customer for ST-246 is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense products that we successfully develop. Over its lifetime, a U.S. government program, such as Project BioShield, may be implemented through the award of many different individual contracts and subcontracts. The funding of some government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and stringent budgetary constraints. Additionally, government-funded development contracts typically consist of a base period of performance followed by successive option periods for performance of certain future activities. The value of these optional services, which options are exercisable in the sole discretion of the government, may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

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

Political or social factors, including related litigation, may delay or impair our ability to market ST-246 and our biodefense product candidates and may require us to spend time and money to address these issues.

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

     Additional lawsuits, publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, ST-246 and our biodefense product candidates. In such event, our ability to market and sell such products may be hindered and the commercial success of ST-246 and other products we develop will be harmed, thereby reducing our revenues.

Risks Related to Product Development

Our business depends significantly on our success in completing development and commercialization of drug candidates that are still under development. If we are unable to commercialize these drug candidates, or experience significant delays in doing so, our business will be materially harmed.

     We have invested a substantial majority of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term revenue is particularly dependent on the success of our smallpox antiviral drug candidate ST-246. The commercial success of our drug candidates will depend on many factors, including:
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

Risks Related to Commercialization

If we fail to achieve significant sales of ST-246 to customers in addition to the U.S. government, our opportunities for growth could be harmed.

     An element of our business strategy is to establish a market for sales of ST-246 to customers in addition to the U.S. government. These potential customers include foreign governments and state and local governments, which we expect will be interested in utilizing ST-246 as a means to protect emergency responders such as police, fire and emergency medical personnel, multinational companies, non-governmental organizations and hospitals.

     The market for sales of ST-246 to customers other than the U.S. government is undeveloped, and we may not be successful in generating meaningful sales of ST-246 to these potential customers.

     Government regulations may make it difficult for us to achieve significant sales of ST-246 to customers other than the U.S. government. For example, many foreign governments require licensure of ST-246 in their jurisdiction before they will consider procuring doses. Additionally, we are subject to export control laws imposed by the U.S. government. Although there are currently only limited restrictions on the export of ST-246 and related technology, the U.S. government may decide, particularly in the current environment of elevated concerns about global terrorism, to increase the scope of export prohibitions. These prohibitions could limit our sales of ST-246 to foreign governments and other foreign customers. In addition, U.S. government demand for a smallpox therapeutic may limit supplies of ST-246 available for sale to non-U.S. government customers.

     If we fail to significantly increase our sales of ST-246 to customers other than the U.S. government, our business and opportunities for growth could be materially harmed.

Because we must obtain regulatory clearance or otherwise operate under strict legal requirements in order to test and market our products in the U.S., we cannot predict whether or when we will be permitted to commercialize our products other than through the BARDA sale.

     Except with respect to sales to BARDA under the Project Bioshield Act of 2004, pharmaceutical product cannot generally be marketed in the U.S. until it has completed rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by the FDA. Pharmaceutical products typically take many years to satisfy regulatory requirements and require the expenditure of substantial resources depending on the type, complexity and novelty of the product and its intended use.

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

The biopharmaceutical market in which we compete is highly competitive.

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

     We face an inherent business risk of exposure related to the sale of ST-246 and any other products that we successfully develop and the testing of our product candidate in clinical trials.

     ST-246 is currently identified as a covered countermeasure under a PREP Act declaration issued in October 2008, which provides us with immunity with respect to the manufacture, administration or use of ST-246. Under our ST-246 contract with BARDA, the U.S. government agreed to indemnify us against claims by third parties for death, personal injury and other damages related to ST-246, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts from the U.S. government.

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

  changes to or re-approvals of manufacturing facilities may be required;

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

     Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expanding presence outside of the United States will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

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

     We currently market and sell ST-246 through a small, targeted sales and marketing group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we successfully develop. If we are unable to do this we may be unable to achieve our revenue goals in respect of ST-246, which could have an adverse effect on our growth.

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

     We currently rely on third parties to manufacture drug candidates that we require for pre-clinical and clinical development, including ST-246. Any significant delay in obtaining adequate supplies of our drug candidates could adversely affect our ability to develop or commercialize these drug candidates. We expect that we will rely on third parties for at least a portion of the manufacturing process for commercial supplies of drug candidates that we successfully develop. If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, the success of those products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our ability to develop drug candidates and commercialize any product that receives regulatory approval on a timely and competitive basis.

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

     The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we could suffer serious reputational harm and may be subject to civil and criminal penalties and administrative sanctions, including:
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
Risks Related to Regulatory Approvals

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our drug candidates other than through sales to BARDA under the Project Bioshield Act of 2004, and our ability to generate revenue will be materially impaired.

     Our drug candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a drug candidate will prevent us from commercializing the drug candidate other than through sales to BARDA under the Project Bioshield Act of 2004. We have limited experience in preparing, filing and prosessing the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process. Securing FDA approval requires the submission to the FDA of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information in order to establish the drug candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective, or may prove to have significant side effects, toxicities, or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

The Fast Track designation for ST-246 may not actually lead to a faster development or regulatory review or approval process.

     We have obtained a “Fast Track” designation from the FDA for ST-246. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw our Fast Track designation if the FDA believes that the designation is no longer supported by data from our clinical development program. Our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of the FDA’s expedited review procedures or that any application that we may submit to the FDA for regulatory approval will be accepted for filing or ultimately approved.

Risks Related to Our Dependence on Third Parties

If third parties on whom we rely for clinical trials, certain animal trials or manufacture of our products do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business may suffer.

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

     Similarly, we rely on third-party manufacturers and service providers to produce ST-246. Under the BARDA Contract, we are responsible for the performance of these third-party contracts, and our contracts with these third-parties give us certain supervisory and quality control rights, but we do not exercise complete day-to-day control over their activities.

     Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct their activities for us in accordance with regulatory, contractual or other legal requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our drug candidates.

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

     We exclusively own 7 U.S. patents, 5 South Africa patents and 3 OAPI patents. We are also exclusive owner of 1 U.S. provisional patent application, 15 U.S. utility patent applications, 5 international PCT patent applications and 116 foreign patent applications.

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

     On September 22, 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by the present value of estimated future profits. However, the Court held that SIGA breached its duty to negotiate in good faith and was liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that SIGA achieves from sales of ST-246 after SIGA has secured the first $40 million in net profits, for ten years following the first commercial sale. In addition, PharmAthene was awarded one-third of its reasonable attorney fees and expert witness expenses.

     We filed a motion for reargument on October 4, 2011, requesting that the Court vacate its award of an equitable payment stream or equitable lien.

     The precise amount of payments to be made pursuant to the Court’s September 2011 ruling remain uncertain. Thus, the Company is unable to estimate a range of loss that may result from the resolution of this matter although such resolution is likely to have a materially adverse impact unless the motion for reargument is upheld or the Company is successful in any subsequent appeal of the Court’s final judgment.

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

     As of September 30, 2011, we had federal net operating loss carryforwards, or NOLs, of approximately $83.6 million to offset future taxable income, which expire in various years through 2030, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. In addition, existing rulings in the litigation with PharmAthene, Inc., if not overturned in subsequent proceedings, may limit our future profitability and therefore our ability to generate future taxable income that we can use our carryforwards to offset.

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

SIGA Technologies, Inc.
(Registrant)

Date: November 8, 2011	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer