Form 10-K
period 2011-12-31
SIGA TECHNOLOGIES INC
filed 2012-03-01
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2011 as reported on the Nasdaq Global Market was approximately $499,798,526.

As of February 15, 2012 the registrant had outstanding 51,637,352 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company's 2012 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Item 1. Business

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated governmental contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under SIGA’s contract (the “BARDA Contract”) with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) to deliver a smallpox antiviral to the U.S. Strategic National Stockpile (the “Strategic Stockpile”) or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the adverse portions of the post-trial decision by the Delaware Chancery Court in the litigation brought by PharmAthene, Inc. will be upheld in further proceedings, including any appeal, or that the favorable portions will be modified, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xiii) the effect of any change to federal, state or foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

We are a pharmaceutical company specializing in the development and commercialization of pharmaceutical solutions for some of the most lethal disease-causing pathogens in the world - smallpox, Ebola, dengue, Lassa fever and other dangerous viruses. Our business is to discover, develop, manufacture and successfully commercialize drugs to prevent and treat these high-priority threats. Our mission is to disarm dreaded viral diseases and create robust, modern biodefense countermeasures.

Commercial Product - ST-246®

Our lead product, ST-246, is an orally administered antiviral drug that targets orthopoxviruses. On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of ST-246 to the Strategic Stockpile. The five-year base contract award is worth approximately $435 million, and the BARDA Contract also includes various options to be exercised at BARDA’s discretion. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of ST-246; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of ST-246. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use of ST-246 for smallpox prophylaxis. As discussed in Item 3, “Legal Proceedings,” the amount of profits we are likely to retain pursuant to the BARDA Contract is dependent upon resolution of the pending dispute described in such section.

We believe ST-246 will be the first entirely new small-molecule drug delivered to the Strategic Stockpile under the Project

BioShield Act of 2004 (“Project BioShield”). The U.S. Food and Drug Administration (“FDA”) has designated ST-246 for “fast-track status,” creating a path for expedited FDA review and eventual regulatory approval.

ST-246 is a novel, patented drug that is easy to store, transport and administer. ST-246 inhibits vaccinia, cowpox, ectromelia (mousepox), monkeypox, rabbitpox, camelpox, and variola (smallpox) replication in cell culture and in various animal models, but not other unrelated viruses. There could be several uses for an effective smallpox antiviral drug: therapeutically, to reduce mortality and morbidity in those infected with the smallpox virus; prophylactically, to protect the non-immune who risk developing smallpox following virus exposure; and, lastly, as an adjunct to the smallpox vaccine in order to reduce the frequency of serious adverse events due to the live virus used for vaccination. We filed an Investigational New Drug (“IND”) application for ST-246 with FDA in November 2005. In June 2006, we successfully completed the first human clinical safety study of ST-246. The trial showed the drug to be well-tolerated in healthy human volunteers at all tested orally administered doses. In addition, data from blood level exposure was sufficient to support once-a-day dosing. The study was a double-blind, randomized, placebo controlled and ascending single dose study. In 2006, ST-246 became the first oral drug ever to demonstrate 100% protection against human smallpox virus in a primate trial conducted at the U.S. Centers for Disease Control and Prevention (“CDC”). Later in 2006, in two non-human primate trials the drug demonstrated 100% protection for animals injected with high doses of monkeypox virus. One study was sponsored by the National Institute of Allergy and Infectious Diseases (“NIAID”) at the National Institutes of Health (“NIH”). The second study was conducted by the U.S. Army Medical Research Institute of Infectious Diseases (“USAMRIID”) and was funded by the Department of Defense’s Threat Reduction Agency (“DTRA”). Also in late 2006, ST-246 received Orphan Drug designation for both the treatment and prevention of smallpox, and subsequently in September 2010, received Orphan Drug designation for the broader indication of treatment of orthopoxvirus infections (vaccinia, variola, monkeypox and cowpox). An additional Phase I clinical trial started in February 2007 was a 21-day, escalating, multiple-dose, Phase I safety, tolerability and pharmacokinetics study of ST-246 at three different dosages in healthy volunteers. The study was completed in December 2007, and the results indicated that the drug was safe and well tolerated at all tested doses. In August 2008, a Phase I study was performed at the Orlando Clinical Research Center in Orlando, Florida to compare ST-246 polymorph form I to form V. We submitted the final Clinical Study Report for that study to the FDA in May 2009. In December 2009, we completed a Phase II multiple dose clinical trial to evaluate the safety, tolerability and pharmacokinetics of ST-246 when administered as a single, daily oral dose for fourteen days. In that study, ST-246 was well tolerated and did not elicit any serious adverse events. More recently, in 2011, we completed three additional monkeypox efficacy studies in non-human primates to support dose selection, treatment after lesion onset and dose duration. The final reports on these studies have been submitted to FDA for review.

In December 2011, FDA convened an Advisory Committee to consider proposals for using a surrogate orthopoxvirus model in lieu of a reproducible and consistent variola model and to determine what elements of the “animal rule” constitute “enough” evidence for approval of a drug for the treatment of smallpox. The Advisory Committee’s recommendation confirmed that the monkeypox, rabbitpox and ectromelia models, especially in combination, could suitably provide appropriate evidence of efficacy for treatment of smallpox. Animal testing to date has proven ST-246 to be highly effective in all three of these models.

Product Candidates and Market Potential

Dengue Antiviral: Dengue fever, dengue hemorrhagic fever, and dengue shock syndrome are caused by one of four serotypes of dengue virus of the genus Flavivirus. Dengue is considered by the World Health Organization to be the most important arthropod-borne viral disease with an estimated 50-100 million people infected with the virus each year. There is currently no approved antiviral or vaccine for the treatment or prevention of dengue-mediated disease. We currently have two drug series in the pre-clinical development stage, each with activity against all four serotypes of virus. Compounds from these series have recently shown efficacy in a murine model of disease and are undergoing optimization through medicinal chemistry.

Anti-Arenavirus Drug: Arenaviruses are hemorrhagic fever viruses that have been classified as Category A agents by CDC due to the great risk that they pose to public health and national safety. The hemorrhagic fever arenaviruses (Lassa virus in Africa and Junin, Machupo, Guanarito and Sabia viruses in South America) have no available FDA-approved treatment. In order to combat this threat, our scientists have identified one lead drug candidate, which has demonstrated significant antiviral activity in cell culture assays against Lassa fever virus. Lassa fever is an acute viral illness prevalent in West Africa with an estimated 100,000 to 300,000 infections. We have demonstrated therapeutic efficacy of our lead candidate against Lassa fever in several animal challenge studies. We also have programs against other hemorrhagic fever viruses, including Rift Valley Fever, Lymphocytic choriomeningitis virus and Ebola. We believe that the availability of hemorrhagic fever virus antiviral drugs will address national and global security needs by acting as a significant deterrent and defense against the use of arenaviruses as weapons of bioterrorism or biowarfare.

Broad Spectrum Antiviral: We continue research and development efforts aimed at developing a comprehensive biodefense against those microbial agents most likely to be deployed as biological weapons. A broad-spectrum antiviral would have great utility against natural or intentional introduction of these agents into population centers, as well as provide a treatment option in areas where these pathogens are endemic. Screening for antivirals against specific CDC Category A and B pathogens, utilizing our high-throughput screening program, led to the identification of a unique collection of compounds with broad spectrum antiviral activity. Compounds with potent, non-toxic activity against a diversity of virus families are currently being characterized with respect to antiviral mechanism(s) of action. Our chemi-informatics tools are being employed to explore and determine structure-activity relationships within the lead compound series. To date, we have documented sub-micromolar activity of a broad spectrum antiviral candidate against viruses in the Poxviridae, Filoviridae, Bunyaviridae, Arenaviridae, Flaviviridae, Togaviridae, Retroviridae and Picornaviridae families. Lead series are being assessed with respect to the mechanism of antiviral action, formulated for testing in vivo, and administered by multiple routes and dosing regimens to those small animal species traditionally used for modeling the pathogenesis of Category A viruses.

Market for Biological Defense Programs

The market for biodefense countermeasures is sizeable and very active in light of awareness of the threat of global terror and biowarfare activity. The U.S. government is a lead source of worldwide biodefense spending. U.S. government spending on biodefense programs includes development funding awarded by NIAID, BARDA and the Department of Defense (“DoD”), and procurement of countermeasures by HHS, CDC and DoD. The U.S. government is the largest source of development and procurement funding for academic institutions and biotechnology companies conducting biodefense research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare.

Project BioShield, which became law in 2004, authorizes the procurement of countermeasures for biological, chemical, radiological and nuclear attacks for the Strategic Stockpile, which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat and protect those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield provided appropriations of $5.6 billion to be expended over ten years. The Pandemic and All-Hazards Preparedness Act (the “Preparedness Act”) established BARDA as the agency responsible for awarding procurement contracts for biomedical countermeasures and providing development funding for advanced research and development in the biodefense arena. The Preparedness Act supplements the funding available under Project BioShield for radiological, nuclear, chemical and biological countermeasures, and emerging infectious disease threats. Advanced development funding for BARDA is created by annual appropriations by Congress. Congress also appropriates annual funding for CDC for the procurement of medical assets and countermeasures for the Strategic Stockpile and for NIAID to conduct biodefense research. This appropriation funding supplements amounts available under Project BioShield.

In addition to the U.S. government, we believe that other potential additional markets for the sale of biodefense countermeasures include:

•	foreign governments, including both defense and public health agencies;

•	state and local governments, which we expect may be interested in these products to protect, among others, emergency responders, such as police, fire and emergency medical personnel;

•	non-governmental organizations and multinational companies, including transportation and security companies; and

•	healthcare providers, including hospitals and clinics.

Manufacturing

We use third parties known as Commercial Manufacturing Organizations (“CMOs”) for the procurement of commercial raw materials and supplies, and for the manufacturing of ST-246. All of our CMOs certify that the methods, facilities and controls used for manufacturing, processing, packaging and holding pharmaceuticals conform to current good manufacturing practices (cGMP), the standard set by FDA for manufacture of pharmaceuticals intended for human use.

Technology

Antiviral Technology: Two Approaches

We have two approaches to the discovery and development of new antiviral compounds: high-throughput screening (“HTS”) and rational drug design. For HTS, we use whole cell virus inhibition assays, pseudotype virus inhibition assays and validated target biochemical assays. We currently have an in-house library of 260,000 small molecule compounds that may be used for screening in these various assays. This strategy allows for both target-specific and target-neutral screening and identification of novel antiviral compounds. Compounds are also screened for toxicity in various cell lines to develop a therapeutic index (“TI”), which is the ratio of the concentration at which the compound is toxic to 50% of the cells (CC50) and the concentration of compound required to inhibit 50% of the virus (EC50) (TI = CC50/EC50). Compounds with an acceptable TI are selected for chemical optimization and proceed into the antiviral drug development pipeline.

We use rational drug design to model structure-activity relationships and facilitate lead optimization of compounds of interest.

Collaborative Research Agreements

We obtain funding in the form of grants or contracts (individually, “Grant,” and collectively, “Grants”) from various agencies of the U.S. government to support our research and development activities. Since inception, we have recognized $47.5 million of revenue from Grants currently active or expired during the year. Currently, we have four active Grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $25.3 million, as amended. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. The Grants contain customary terms and conditions and include the U.S. government’s right to terminate or restructure a grant for convenience at any time. We have entered into the following collaborative research arrangements and contracts:

National Institutes of Health. The following Grants awarded by NIH were still active for 2011:

Smallpox antiviral drug development: In 2006, we were awarded Grants from NIH totaling approximately $21 million for the continued development of ST-246. In 2008, we were awarded a $55.1 million Grant from NIH to support the development of additional formulations and orthopox-related indications for ST-246. In 2008, we were awarded $20.0 million from NIH under an existing $16.5 million Grant. In August 2011, these Grants were restructured and transferred to BARDA so that $14.0 million was eligible to cover performance through February 2013.

In September 2009, we received a three-year, $3.0 million Phase II Grant from NIH to fund the continued development of ST-246 for the treatment of smallpox vaccine-related adverse events.

In total, as of December 31, 2011, approximately $13.0 million is available to us under the aforementioned funding opportunities.

Anti-arenavirus drug development: In August 2011, we received a 5-year Grant of $7.7 million from NIH to continue funding for the development of antiviral drugs for Lassa fever virus. As of December 31, 2011, there is $7.3 million available under this Grant.

Dengue antiviral drug development: In May 2011, we received a 5-year Grant of $6.5 million from NIH to continue funding for the development of antiviral drugs for dengue. As of December 31, 2011, there is $5.0 million available under this Grant.

Broad spectrum antiviral drug development: In September 2009, we were awarded a 2-year, $1.7 million Grant from NIAID to support the development of broad-spectrum, small-molecule inhibitors of bunyaviruses. The Grant was awarded under the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”). This Grant concluded in August 2011; as of December 31, 2011, there are no remaining funds available for the development of the drug under this Grant.

Defense Threat Reduction Agency. In February 2010, we were awarded a $2.9 million Grant with options for up to $9.9 million from DTRA to support the pre-clinical development and IND filing of a broad spectrum antiviral drug candidate. This award concluded in April 2011; consequently, as of December 31, 2011, there are no remaining funds available under this Grant.

We receive cash payments from NIH for Grants on a monthly basis, as services are performed or goods are purchased. Our current Grants do not include milestone payments. The Grant agreements can be cancelled for non-performance and, if cancelled, we will not receive funds for additional future work under the agreements. .

For a discussion of research and development expenses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include most of the major pharmaceutical companies, each of which has financial, technical and marketing resources significantly greater than ours. In addition, biotechnology and other pharmaceutical competitors include, but are not limited to, Sanofi Pasteur SA (formerly Acambis), Bavarian Nordic AS, Chimerix Inc. and Emergent BioSolutions. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

Our biodefense product candidates face significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical, radiological and nuclear threats, diagnostic testing systems and other emergency preparedness countermeasures.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than products that we may develop. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements, particularly requirements of the U.S. government with respect to biodefense products.

Human Resources and Research Facilities

As of February 1, 2012, we had 68 full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider our employee relations to be good. Our research and development facilities are located in Corvallis, Oregon, where we lease approximately 32,800 square feet under a lease agreement signed in January 2007, as amended in May 2011, and which expires in December 2017.

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

We are exclusive owner of 8 U.S. patents. We are also exclusive owner of 1 U.S. provisional patent applications, 18 U.S. utility patent applications, 4 international PCT patent applications and 127 foreign patent applications.

The following are our patent positions as of December 31, 2011:

	Number
PATENTS	Owned by	Patent Expiration Dates
	SIGA
U.S.	8	2024 (1), 2026 (1), 2027 (3), 2028 (2), 2029 (1)
South Africa	5	2027(2), 2028 (2), 2029 (1)
OAPI (African Intellectual Property
Organization)	5	2027(2), 2028 (2), 2029 (1)

Number
APPLICATIONS	Owned by
SIGA
U.S. applications	18
U.S. provisionals	1
PCT	4
Australia	10
Canada	15
Europe	15
Japan	14
Mexico	8
South Africa	5
ARIPO (African Regional Intellectual Property
Organization)	9
OAPI	5
All Other Jurisdictions	46

We also rely upon trade secret protection for our confidential and proprietary information. No assurance can be given that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets.

FDA regulations require that patented drugs be sold under brand names that comply with various regulations. We must develop and make efforts to protect these brand names for each of our products in order to avoid product piracy and secure exclusive rights to these brand names. We may expend substantial funds in developing and securing rights to adequate brand names for our products. We currently have proprietary trademark rights in SIGA®, ST-246® and other brands used by us in the United States and certain foreign countries, but we may have to develop additional trademark rights in order to comply with regulatory requirements. We consider securing adequate trademark rights to be important to our business.

Government Regulation

Regulatory Approval Process. Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of any biopharmaceutical product that we may develop. The nature and the extent to which such regulations may apply to us will vary depending on the nature of any such product. Virtually all of our potential biopharmaceutical products will require regulatory approval by governmental agencies prior to non-governmental commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations requires the expenditure of substantial resources.

In order to test clinically, produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug in the United States, a company must file an IND application and receive clearance from FDA. An IND application is a summary of the pre-clinical studies that were conducted to characterize the drug, including toxicity and safety studies, information on the drug’s composition and the manufacturing and quality control procedures used to produce the drug, as well as an in-depth discussion of the human clinical studies that are being proposed.

The pre-marketing clinical program required for approval by FDA for a new drug typically involves a time-consuming and costly three-phase process. In Phase I, trials are conducted with a small number of healthy subjects to determine the early safety profile, the pattern of drug distribution, metabolism and elimination. In Phase II, trials are conducted with small groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi center comparative trials, which may include both controlled and uncontrolled studies, are conducted with patients afflicted with a target disease in order to provide enough data for statistical proof of efficacy and safety required by FDA and others.

FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that has been accumulated to that point and its assessment of the risk/benefit ratio to the patients involved in the testing. Estimates of the total time typically required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits a New Drug Application (“NDA”) to FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA, FDA will decide whether to approve the drug. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding; there can be no assurance that any approval will be granted on a timely basis, if at all.

FDA amended its regulations, effective June 30, 2002, to include the “animal rule” whereby certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear agents not otherwise naturally present in circumstances that would permit the typical clinical testing regime may be approved for use in humans based on evidence of safety in healthy subjects and evidence of effectiveness derived only from appropriate animal studies and any additional supporting data. We anticipate that we will seek approval for therapeutic use of ST-246 using the animal rule.

Once the product is approved for sale, FDA regulations govern the production process and marketing activities, and a post-marketing testing and surveillance program may be required to monitor a product’s usage and effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained. Many other countries in which products developed by us may be marketed impose similar regulatory processes.

FDA regulations also make available an alternative regulatory mechanism that may lead to approval under limited circumstances. The Emergency Use Authorization authority allows the FDA Commissioner to strengthen the public health protections against biological, chemical, radiological and nuclear agents that may be used to attack the American people or the U.S. armed forces. Under this authority, the FDA Commissioner may allow medical countermeasures to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by such agents when appropriate findings are made concerning the nature of the emergency, the availability of adequate and approved alternatives and the quality of available data concerning the drug candidate under consideration for emergency use. We have provided data to FDA to support an Emergency Use Authorization for ST-246 in the event of a smallpox attack.

Legislation and Regulation Related to Bioterrorism Counteragents and Pandemic Preparedness. Because some of our drug candidates are intended for the treatment of diseases that may result from acts of bioterrorism or biowarfare or for pandemic preparedness, they may be subject to the specific legislation and regulation described below and elsewhere in this Annual Report on Form 10-K.

Project BioShield. Project BioShield and related 2006 federal legislation provide procedures for biodefense-related procurement and awarding of research grants, making it easier for HHS to commit funds to countermeasure projects. Project BioShield provides alternative procedures under the Federal Acquisition Regulation, the general rubric for acquisition of material by the U.S. government, for procuring property or services used in performing, administering or supporting biomedical countermeasure research and development. In addition, if the Secretary of HHS deems that there is a pressing need, Project BioShield authorizes the Secretary to use an expedited award process, rather than the normal peer review process, for grants, contracts and cooperative agreements related to biomedical countermeasure research and development activity.

Under Project BioShield, the Secretary of HHS, with the concurrence of the Secretary of the Department of Homeland Security and upon the approval of the President, can contract to purchase unapproved countermeasures for the Strategic Stockpile in specified circumstances. Congress is notified of a recommendation for a Strategic Stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the countermeasure to the Strategic Stockpile is paid on delivery of a substantial portion of the countermeasure. To be eligible for purchase under these provisions, the Secretary of HHS must determine that there are sufficient and satisfactory clinical results or research data, including data, if available, from pre-clinical and clinical trials, to support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by FDA. To exercise this authority, the Secretary of HHS must conclude that:

•	the agent for which the countermeasure is designed can cause serious or life-threatening disease;

•	the product may reasonably be believed to be effective in detecting, diagnosing, treating or preventing the disease;

•	the known and potential benefits of the product outweigh its known and potential risks; and

•	there is no adequate alternative to a product that is approved and available.

Although this provision permits the Secretary of HHS to entirely, or in part, circumvent FDA approval for marketing, its use in this manner would likely be limited to rare circumstances. The Secretary of HHS concluded that ST-246 will qualify within eight years for approval by FDA for therapeutic use against smallpox prior to award of the BARDA Contract in May 2011.

Public Readiness and Emergency Preparedness Act. The Public Readiness and Emergency Preparedness Act, or PREP Act, provides immunity for manufacturers from claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products”, including products intended to diagnose or treat pandemic or epidemic disease, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. Since 2007, the Secretary of HHS has issued 8 declarations under the PREP Act to protect from liability countermeasures that are necessary to prepare the nation for potential pandemics or epidemics, including a declaration on October 10, 2008 that provides immunity from tort liability as it relates to smallpox countermeasures.

Foreign Regulation. As noted above, in addition to regulations in the United States, we might be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our drug candidates. Whether or not we obtain FDA approval for a product, we may have to obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The actual time required to obtain clearance to market a product in a particular foreign jurisdiction may vary substantially, based upon the type, complexity and novelty of the pharmaceutical drug candidate, the specific requirements of that jurisdiction, and in some countries whether FDA has previously approved the drug for marketing. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary from country to country. Certain foreign jurisdictions, including the European Union, have adopted biodefense-specific regulation akin to that available in the United States such as a procedure similar to the “animal rule” promulgated by FDA.

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

Availability of Reports and Other Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any document that we file with or furnish to the SEC at www.sec.gov.

In addition, our Company website can be found on the Internet at www.siga.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access www.siga.com, click on “Investor Relations” and “Financial Information.”

 The following corporate governance related documents are also available on our website:

•	Audit Committee Charter;

•	Compensation Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Code of Ethics and Business Conduct;

•	Procedure for Sending Communications to the Board of Directors;

•	Procedures for Security Holder Submission of Nominating Recommendations; and

•	2004 Policy on Confidentiality of Information and Securities Trading.

To review these documents, access www.siga.com and click on “Investor Relations” and “Corporate Governance.”

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

Risks Related to Our Dependence on U.S. Government Contracts and Grants

We currently expect to derive substantially all of our foreseeable future revenue from sales of ST-246 under the BARDA Contract in addition to Grants from various agencies of the U.S. government. If BARDA demand for ST-246 is reduced, our business, financial condition and operating results could be materially harmed.

Our BARDA Contract does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of the ST-246 sales to the U.S. government, including price per course, the number and size of doses in a course and the timing of deliveries.

Furthermore, substantially all of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively, were derived from Grants other than the BARDA Contract. Our current revenue is primarily derived from contract work being performed for NIH and BARDA under grants and one major contract scheduled to expire in February 2013. There can be no assurance that we will receive the revenue from the BARDA Contract in the time periods we anticipate or at all, or that we will be able to secure future Grants. Failure to receive such revenue or secure such Grants could have an adverse effect on our results of operations.

The pricing under our fixed-price government Grants is based on estimates of the time, resources and expenses required to perform these Grants. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these Grants.

Our existing contract with BARDA for the supply of ST-246 includes fixed-price components. We expect that our future Grants with the U.S. government for ST-246 as well as Grants for biodefense product candidates that we successfully develop also may be fixed-price Grants. Under a fixed-price Grant, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any cost in excess of the fixed price. Estimating costs that are related to performance in accordance with Grant specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price Grant could reduce the profitability of a fixed-price Grant or cause a loss, which could in turn harm our operating results.

Our U.S. government Grants require ongoing funding decisions by the government. Reduced or discontinued funding of these Grants could cause our financial condition and operating results to suffer materially.

Our principal customer for ST-246 at the present time is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense product that we successfully develop. Over its lifetime, a U.S. government program, such as Project BioShield, may be implemented through the award of many different individual grants, contracts and subcontracts. The funding of some government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and stringent budgetary constraints. Additionally, government-funded development grants and contracts typically consist of a base period of performance followed by successive option periods for performance of certain future activities. The value of these optional services, which options are exercisable in the sole discretion of the government, may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

Our future business may be harmed as a result of the government contracting process, which can be a competitive bidding process that may involve risks not present in the commercial contracting process.

We expect that a significant portion of the business that we will seek in the near future will be under government grants, contracts or subcontracts, which may be awarded through competitive bidding. Competitive bidding for government Grants presents a number of risks that are not typically present in the commercial contracting process, which may include:

•	the need to devote substantial time and attention of management and key employees to the preparation of bids and proposals for Grants that may not be awarded to us;

•	the need to accurately estimate the resources and cost structure that will be required to perform any Grant that we might be awarded;

•	the risk that the government will issue a request for proposal to which we would not be eligible to respond;

•	the risk that third parties may submit protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal; and

•
the expenses that we might incur and the delays that we might suffer if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded Grant.

The U.S. government may choose to award future Grants for the supply of smallpox antivirus and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular Grants, we may not be able to operate in the market for products that are provided under those Grants for a number of years. For example, BARDA’s 2009 request for proposal with respect to acquisition of a smallpox antiviral was open to all qualifying small businesses for which we were determined not to qualify. If we are unable to consistently obtain new Grants over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such Grants, our growth strategy and our business, financial condition, and operating results could be materially adversely affected.

The success of our business with the U.S. government depends on our compliance with regulations and obligations under our U.S. government Grants and various federal statutes and regulations.

Our business with the U.S. government is subject to specific procurement regulations and a variety of other legal compliance obligations. These laws and rules include those related to:

•	procurement integrity;

•	export control;

•	government security regulations;

•	employment practices;

•	protection of the environment;

•	accuracy of records and the recording of costs; and

•	foreign corrupt practices.

In addition, before awarding us any Grant, the U.S. government could require that we respond satisfactorily to a request to substantiate our commercial viability and industrial capabilities. Compliance with these obligations increases our performance and compliance costs. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. The termination of a government Grant or relationship as a result of our failure to satisfy any of these obligations would have a negative impact on our operations and harm our reputation and ability to procure other government Grants in the future.

Unfavorable provisions in government Grants, some of which may be customary, may harm our future business, financial condition and potential operating results.

Government Grants customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

•	terminate existing Grants, in whole or in part, for any reason or no reason;

•	unilaterally reduce or modify grants, contracts or subcontracts, including through the use of equitable price adjustments;

•	cancel multi-year Grants and related orders if funds for performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a Grant;

•	exercise an option to purchase only the minimum amount specified in a Grant;

•	decline to exercise an option to purchase the maximum amount specified in a Grant;

•	claim rights to products, including intellectual property, developed under a Grant;

•	take actions that result in a longer development timeline than expected;

•	direct the course of a development program in a manner not chosen by the government contractor;

•	suspend or debar the contractor from doing business with the government or a specific government agency;

•	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and

•	control or prohibit the export of products.

Generally, government Grants contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a Grant for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination.

If the government terminates a Grant for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our government Grants, including the BARDA Contract, could be terminated under these circumstances. Some government Grants permit the government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under a government Grant. If we were to develop technology under a Grant with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the government.

Political or social factors, including related litigation, may delay or impair our ability to market ST-246 and our biodefense product candidates and may require us to spend time and money to address these issues.

Products developed to treat diseases caused by or to combat the threat of bioterrorism or biowarfare will be subject to changing political and social environments. The political and social responses to bioterrorism and biowarfare have been highly charged and unpredictable. Political or social pressures or changes in the perception of the risk that military personnel or civilians could be exposed to biological agents as weapons of bioterrorism or biowarfare may delay or cause resistance to bringing our products to market or limit pricing or purchases of our products, any of which would harm our business.

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

We have invested a substantial majority of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term revenue is particularly dependent on the success of our smallpox antiviral drug candidate ST-246. The commercial success of our drug candidates will depend on many factors, including:

•	successful development, formulation and cGMP scale-up of drug manufacturing that meets FDA requirements;

•	successful development of animal models;

•	successful completion of non-clinical development, including studies in approved animal models;

•	our ability to pay the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.

•	successful completion of clinical trials;

•	receipt of marketing approvals from FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing processes of our own or arrangements on reasonable terms with contract manufacturers;

•	manufacturing stable commercial supplies of drug candidates, including availability of raw materials;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product by potential government customers, physicians, patients, healthcare payors and others in the medical community.

We expect to rely on FDA regulations known as the “animal rule” to obtain approval for certain of our biodefense drug candidates. The animal rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval. These regulations are relatively new, and both we and the government have limited experience in the application of these rules to the drug candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our drug candidates in humans. If we are not successful in completing the development and commercialization of our drug candidates, whether due to our efforts or due to concerns raised by our governmental regulators or customers, our business could be harmed.

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

•
our governmental regulators may impose requirements on clinical trials, pre-clinical trials or animal efficacy studies that we cannot meet or that may prohibit or limit our ability to perform or complete the necessary testing in order to obtain regulatory approval;

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

In general, our research and development programs are at an early stage of development. To obtain FDA approval for our biodefense products, we will be required to obtain adequate proof of efficacy from at least one animal model and provide animal and human safety data. Our other products will be subject to the usual FDA regulatory requirements, which include a number of phases of testing in humans.

FDA has not approved any of our biopharmaceutical product candidates. Any drug candidate we develop will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercial sale. We cannot be sure our approach to drug discovery will be effective or will result in the successful commercialization of any drug. We cannot predict with certainty whether any drug resulting from our research and development efforts will be commercially available within the next several years, or if they will be available at all.

Even if we receive initially positive pre-clinical or clinical results, such results do not mean that similar results will be obtained in later stages of drug development, such as additional pre-clinical testing or human clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that none of our drug candidates will or can:

•	be safe, non-toxic and effective;

•	otherwise meet applicable regulatory standards;

•	receive the necessary regulatory approvals;

•	develop into commercially viable drugs;

•	be manufactured or produced economically and on a large scale;

•	be successfully marketed;

•	be paid for by governmental procurers or be reimbursed by governmental or private insurers; and

•	achieve customer acceptance.

In addition, third parties may preclude us from marketing our drugs through enforcement of their proprietary rights that we are not aware of, or third parties may succeed in marketing equivalent or superior drug products. Our failure to develop safe, commercially viable drugs would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Commercialization

Our ability to grow our business depends significantly on our ability to achieve sales of ST-246 to customers other than the U.S. government.

An element of our business strategy is to sell ST-246 to customers other than the U.S. government. These potential customers include foreign governments and state and local governments, as well as non-governmental organizations focused on global health like the World Health Organization, health care institutions like hospitals (domestic and foreign) and certain large business organizations interested in protecting their employees against global threats. Some of these potential customers may wish to stockpile ST-246 in order to protect emergency responders such as police, fire and emergency medical personnel, as well as members of the general populace within their jurisdictions.

The market for sales of ST-246 to customers other than the U.S. government is undeveloped, and we may not be successful in generating meaningful sales of ST-246, if any, to these potential customers.

Governmental regulations may make it difficult for us to achieve significant sales of ST-246 to customers other than the U.S. government. For example, federal and foreign regulations usually require approval of the drug under generally applicable food and drug laws or waivers of such approval before these customers may procure the drug. Additionally, federal laws place various restrictions on the export of drugs that are not FDA-approved or that have potential biodefense-related uses. These restrictions are subject to change as global conditions change. These restrictions and other regulations on drug sales could limit our sales of ST-246 to foreign governments and other foreign customers. In addition, U.S. government demand for ST-246 may limit supplies of ST-246 available for sale to non-U.S. government customers.

If we fail to significantly increase our sales of ST-246 to customers other than the U.S. government, our business and opportunities for growth could be materially limited.

Because we must obtain regulatory clearance or otherwise operate under strict legal requirements in order to test and market our products in the U.S., we cannot predict whether or when we will be permitted to commercialize our products other than through the BARDA Contract.

     Except with respect to sales to BARDA under Project BioShield, pharmaceutical products cannot generally be marketed in the U.S. until they have has completed rigorous pre-clinical testing and clinical trials and an extensive regulatory clearance process implemented by FDA. Pharmaceutical products typically take many years to satisfy regulatory requirements and require the expenditure of substantial resources depending on the type, complexity and novelty of the product and its intended use.

Before commencing clinical trials in humans, we must submit and receive clearance from FDA by means of an IND application. Institutional review boards and FDA oversee clinical trials and such trials:

•	must be conducted in conformance with FDA regulations;

•	must meet requirements for institutional review board oversight;

•	must meet requirements for informed consent;

•	must meet requirements for good clinical and manufacturing practices;

•	are subject to continuing FDA oversight;

•	may require large numbers of test subjects; and

•
may be suspended by us or FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if FDA finds deficiencies in our IND application or the conduct of these trials.

Before receiving FDA clearance to market a product in the absence of a medical or public health emergency, we must demonstrate that the product is safe and effective on the patient population that will be treated. Data we obtain from pre-clinical and clinical activities and from animal models are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. Additionally, we have limited experience in conducting and managing the pre-clinical and clinical trials and animal efficacy studies and manufacturing processes necessary to obtain regulatory clearance.

If full regulatory clearance of a product is granted, this clearance will be limited only to those states and conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in pre-clinical or clinical trials or animal efficacy studies and will meet all of the applicable regulatory requirements needed to receive full marketing clearance.

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

Any product we develop may not achieve market acceptance. The degree of market acceptance of any of our products will depend on a number of factors, including:

•	the establishment and demonstration in the medical community of the efficacy and safety of such products;

•	the potential advantage of such products over existing approaches to combating the problem intended to be addressed;

•	the cost of our products relative to their perceived benefits; and

•	payment or reimbursement policies of government and third-party payors.

Physicians, patients or the medical community in general may not accept or utilize any product we may develop. Our ability to generate revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which payment or reimbursement for the cost of such drugs will be available from third-party payors, such as governmental suppliers such as BARDA, CDC or DoD, governmental health administration authorities, private healthcare insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly disputing the prices charged for pharmaceutical products. If third-party payment or reimbursement was not available or sufficient to allow profitable price levels to be maintained for drugs we develop, it could adversely affect our business.

Product liability lawsuits could cause us to incur substantial liabilities and require us to limit commercialization of any products that we may develop.

We face an inherent business risk related to the sale of ST-246 and any other products that we successfully develop and the testing of our product candidates in clinical trials.

ST-246 is currently identified as a covered countermeasure under a PREP Act declaration issued in October 2008, which provides us with immunity with respect to the manufacture, administration or use of ST-246. Under our BARDA Contract, the U.S. government should indemnify us against claims by third parties for death, personal injury and other damages related to ST-246, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts from the U.S. government.

If we cannot successfully defend ourselves against future claims that our product or product candidates caused injuries and we are not entitled to or able to obtain indemnity by the U.S. government with respect to such claims, or if the U.S. government does not honor its indemnification obligations, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for any product candidate or product that we may develop;

•	injury to our reputation;

•	withdrawal of a product from the market;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

We currently have product liability insurance with coverage up to a $10 million annual aggregate limit and up to $10 million per occurrence. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Product liability insurance is difficult to obtain and increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to maintain or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

If we or others identify side effects after any of our products are on the market, or if manufacturing problems occur:

•	regulatory approval may be withdrawn;

•	reformulation of our products, additional clinical trials or other testing or changes in labeling of our products may be required;

•	changes to or re-approvals of our manufacturing facilities may be required;

•	sales of the affected products may drop significantly;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

Any of the above occurrences could harm or prevent sales of the affected products or could increase the costs and expenses of commercializing and marketing these products.

Healthcare reform and controls on healthcare spending may limit the price we charge for our products and the amounts that we can sell.

The U.S. government and private insurers have considered ways to change, and have changed, the manner in which healthcare services are provided in the U.S. Potential approaches and changes in recent years include controls on healthcare spending and the creation of large purchasing groups. In the future, the U.S. government may institute further controls and limits on healthcare spending, including through the Medicare and Medicaid programs. These controls and limits might affect the payments we could collect from sales of any products. Uncertainties regarding future healthcare reform and private market practices could adversely affect our ability to sell any of our products profitably in the U.S. Similar or other changes to payment systems abroad could adversely affect foreign sales.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical studies and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. In addition, biodefense companies like SIGA often sell their products directly to foreign governments.

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

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a governmental contractor. The termination of a governmental contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure governmental contracts. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

If we are unable to expand our internal sales and marketing capabilities or enter into agreements with third parties, we may be unable to generate revenue from product sales to customers other than the U.S. government.

To achieve commercial success for any approved product, we may need to further develop our own sales and marketing capabilities, enter into collaborations with third parties able to perform these services or outsource these functions to third parties.

We currently market and sell ST-246 through a small, targeted sales and marketing group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we successfully develop. If we are unable to do this, we may be unable to achieve our revenue goals in respect of ST-246, which could have an adverse effect on our growth.

Risks Related to Manufacturing and Manufacturing Facilities

Problems related to large-scale commercial manufacturing could cause us to delay product launches or experience shortages of products.

Manufacturing drug products, especially in large quantities, is complex. Our drug candidates require several manufacturing steps, and may involve complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Our products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, some of which all pharmaceutical companies, including SIGA, experience from time to time, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and/or cause us to fail to satisfy customer orders or contractual commitments, lead to delays in our clinical trials or result in litigation or regulatory action.

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

We currently rely on third parties to demonstrate regulatory compliance and for quality assurance with respect to the drug candidates manufactured for us. We intend to continue to rely on these third parties for these purposes with respect to production of commercial supplies of drugs that we successfully develop. Manufacturers are subject to ongoing, periodic, unannounced inspection by FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with applicable regulations.

We cannot be certain that our present or future manufacturers will be able to comply with these regulations and other FDA regulatory requirements or similar regulatory requirements outside the U.S. While our Grants call for compliance with all applicable regulatory requirements, we do not control compliance by these manufacturers with these regulations and standards. If we or these third parties fail to comply with applicable regulations, sanctions could be imposed on us, which could significantly and adversely affect supplies of our drug candidates.

Our activities may involve hazardous materials, use of which may subject us to environmental regulatory liabilities.

Our biopharmaceutical research and development sometimes involves the controlled use of hazardous and radioactive materials and biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources. Our research and development activities do not produce any unusual hazardous products. We do use small amounts of radioactive isotopes commonly used in pharmaceutical research, which are stored, used and disposed of in accordance with Nuclear Regulatory Commission regulations. Our general liability policy provides coverage up to annual aggregate limits of $2 million and coverage of $2 million per occurrence.

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

U.S. government agencies such as the Defense Contract Audit Agency (the “DCAA”), routinely audit and investigate government contractors. These agencies review a contractor’s performance under its Grants, cost structure and compliance with applicable laws, regulations and standards.

The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any cost found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;

•	forfeiture of profits;

•	suspension of payments;

•	fines; and

•	suspension or prohibition from doing business with the U.S. government.

In June 2009, we became aware that we had not complied with certain HHS regulations requiring the submission of yearly audited statements to the Office of the Inspector General (“OIG”) Office of Audit Services. We submitted the required audits and related statements to the OIG Office of Audit Services. No enforcement action has been taken in this matter, but there can be no assurance that no enforcement action will be taken at some future time with respect to this matter or any similar matter if similar or related problems are uncovered at some future time.

Laws and regulations affecting government Grants might make it more costly and difficult for us to successfully conduct our business.

We must comply with numerous laws and regulations relating to the formation, administration and performance of government Grants, which can make it more difficult for us to retain our rights under these contracts. These laws and regulations affect how we do business with federal, state and local governmental agencies. Among the most significant government contracting regulations that affect our business are:

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

Risks Related to Regulatory Approvals

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our drug candidates in the United States other than through sales to BARDA under Project BioShield , and our ability to generate revenue will be materially impaired.

Our drug candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a drug candidate will prevent us from commercializing the drug candidate in the United States other than through sales to BARDA under Project BioShield. We have limited experience in preparing, filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process. Securing FDA approval requires the submission to FDA of extensive pre-clinical and clinical data and, potentially, animal efficacy studies, information about product manufacturing processes and inspection of facilities and supporting information in order to establish the drug candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective, or may prove to have significant side effects, toxicities, or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

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

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by FDA. We and our potential future collaborators may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

The Fast Track designation for ST-246 may not actually lead to a faster development or regulatory review or approval process.

We have obtained a “Fast Track” designation from FDA for ST-246. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. FDA may withdraw our Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of FDA’s expedited review procedures or that any application that we may submit to FDA for regulatory approval will be accepted for filing or ultimately approved.

Risks Related to Our Dependence on Third Parties

If third parties on whom we rely for clinical trials or certain animal trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business may suffer.

We do not have the ability to independently conduct the clinical trials, and certain animal trials, required to obtain regulatory approval for our products. We depend on independent investigators, contract research organizations and other third-party service providers to conduct trials of our drug candidates and expect to continue to do so. We rely heavily on these third parties for successful execution of our trials, but do not exercise day-to-day control over their activities. We are responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Similarly, animal trials may have to comply with Good Laboratory Practices.

We also currently rely on third-party manufacturers and service providers to produce ST-246. Under the BARDA Contract, we are responsible for the performance of these third-party contracts, and our contracts with these third parties give us certain supervisory and quality control rights, but we do not exercise complete day-to-day control over their activities.

     Our reliance on third parties that we do not control does not relieve us of the responsibilities and requirements imposed by the BARDA Contract. Third parties may not complete activities on schedule, or may not conduct our trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our drug candidates.

Risks Related to Our Intellectual Property

Our ability to compete may decrease if we do not adequately protect our intellectual property rights.

Our commercial success will depend in part on our ability to obtain and maintain patent protection for our proprietary technologies, drug targets and potential products and to effectively preserve our trade secrets and trademark rights. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the type and breadth of claims allowed in these patents.

As of December 31, 2011, we exclusively own 8 U.S. patents, 1 U.S. provisional patent applications, 18 U.S. utility patent applications, 4 international PCT patent applications and 127 foreign patent applications. We included a summary of our patent position as of December 31, 2011 in Part I, Item 1 of this Annual Report on Form 10-K.

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

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asks the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to us during the negotiation process. A trial was held on PharmAthene’s claims in January 2011.
In September 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by the present value of estimated future profits. However, the Court held that we breached our duty to negotiate in good faith and were liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that we achieve from sales of ST-246 after we secure the first $40 million in net profits, for ten years following the first commercial sale. In addition, PharmAthene was awarded one-third of its reasonable attorney fees and expert witness expenses. Based on certain documents provided to the Court by PharmAthene in January 2012, we recorded a loss contingency of approximately $2.0 million as of December 31, 2011 for such attorney fees and expert witness expenses. The difference between the amount accrued and PharmAthene’s request for $2.7 million relates to amounts currently in dispute.
We filed a motion for reargument in October 2011, requesting that the Court vacate its award of an equitable payment stream or equitable lien. In December 2011, the Court denied our motion.
The timing and amount of payments to be made pursuant to the Court’s September 2011 ruling remain uncertain. Determination of these matters requires both clarification as to the application of the Court’s post-trial ruling and the timing and amount of payments to us for sales of ST-246. Thus, we are unable to estimate a range of loss that may result from implementation of the Court’s post-trial ruling with respect to ST-246 sales, although this ruling is likely to have a materially adverse impact unless we are successful in any subsequent appeal of the Court’s final judgment. We cannot assure the success of any such appeal.
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

We incurred net operating losses of approximately $31.4 million and $12.7 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, 2010, and 2009, our accumulated deficit was approximately $108.9 million, $122.5 million, and $94.3 million, respectively. We expect to continue to have significant operating expenses and will need to generate significant revenues to achieve and maintain profitability.

Our profitability is substantially dependent on revenues from ST-246 product sales. If we do not achieve profitability, we cannot guarantee that we can sustain or increase profitability on a quarterly or annual basis in the future and we expect that revenues will fluctuate significantly from quarter to quarter based on several factors, including the timing of fulfilling orders for the U.S. government. If revenues grow slower than we anticipate, or if operating expenses or expenses resulting from the post-trial ruling in the litigation commenced by PharmAthene exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected. Because our strategy may include the acquisition of other businesses, acquisition and integration expenses and any cash required to fund these acquisitions will reduce our available cash.

Our business may suffer if we are unable to raise additional equity funding.

Until we begin to receive payments related to our performance under the BARDA Contract, our operations may be constrained by our ability to raise money through the exercise of existing options or warrants or through the issuance of new equity. While we have raised substantial funds through new equity or the exercise of options or warrants in the past, there is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional equity funds, we may be forced to discontinue, cease or limit certain operations. We currently have sufficient operating capital to finance our operations for at least the next twelve months. Our annual operating needs vary from year to year depending upon the amount of cash generated through the BARDA Contract, Grants and licenses, the amount of projects we undertake, and the amount of resources we expend in connection with acquisitions, all of which may materially differ from year to year and may adversely affect our business.

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

The volatile price of our stock makes it difficult for investors to predict the value of their investments, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical or animal test results relating to products under development by our competitors or us;

•	initiating, completing or analyzing, or a delay or failure in initiating, completing or analyzing, pre-clinical or clinical trials or animal trials or the design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents and rights to ST-246 or a portion of the net profits associated therewith as asserted by PharmAthene;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenues and other results of operations; and

•	changes in financial estimates by securities analysts.

Additionally, because the volume of trading in our stock fluctuates significantly at times, any information about us in the media may result in significant volatility in our stock price.

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

We identified a material weakness, which we subsequently remediated, in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements included in our 2009 Annual Report on Form 10-K/A.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and identified a material weakness related to the failure to ensure timely application of certain anti-dilution provisions contained in certain outstanding warrant arrangements. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2009.  We subsequently remediated this control.

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

Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to significantly influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. As of the most recent available information, directors, officers and principal stockholders beneficially owned approximately 33% of our outstanding stock.

Risks Related to Our Business

The loss of key personnel or our ability to recruit or retain qualified personnel could adversely affect our results of operations.

We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team. Our success is dependent upon our personnel and our ability to recruit and train high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of services of any of our key management could have a material adverse effect on our business.

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel. The loss of the services of any key executive might impede the achievement of our research, development and commercialization objectives. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of and commercialize our product candidates successfully. We generally do not maintain key person life insurance to cover the loss of any of our employees. Recruiting and retaining qualified scientific personnel, clinical personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from other companies, universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, regulatory and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We may have difficulty managing our growth.

During 2011, we have experienced, in part due to our need to perform under the BARDA Contract, and may in the future experience growth in the number of our employees and the scope of our operations. This potential future growth could place a significant strain on our management and operations. Our ability to manage growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems and to hire, train and manage our employees.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2011, we had federal net operating loss carryforwards, or NOLs, of $90.6 million to offset future taxable income. In 2011, approximately $0.9 million of previously available NOLs expired and approximately $1.2 million expires in 2012 if not utilized, with the remainder expiring in various years between 2018 and 2031. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. For example, as a result of a previous change in stock ownership, the annual utilization of the net operating carryforwards generated in tax years prior to 2004 may be subject to limitation.

In addition, existing rulings in the litigation with PharmAthene, if not overturned in subsequent proceedings, may limit our future profitability and therefore our ability to generate future taxable income that we can use our carryforwards to offset.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York City, and our research and development facilities are located in Corvallis, Oregon. In New York, we occupy approximately 2,450 square feet under an Office Service Agreement with an affiliate of a shareholder that, as currently amended, is cancelable upon 60 days notice. In Corvallis, we lease approximately 32,700 square feet under an amended lease agreement signed in January 2007, which was amended and extended on June 1, 2011. The Company formerly occupied 5,700 square feet under a sublease agreement signed in January 2010 which expired in September 2011. Our facility in Oregon has been improved to meet the special requirements necessary for the operation of our research and development activities. The facilities leased in Corvallis includes space existing under the prior lease terms and newly constructed space in the same building under the most recent lease amendment. We believe that our current facilities are adequate to our needs.

Item 3. Legal Proceedings

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asks the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, as well as issue a declaration that we are obliged to execute such a license agreement, and award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to us during the negotiation process. A trial was held on PharmAthene’s claims in January 2011.

In September 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by present value of estimated future profits. However, the Court held that we breached our duty to negotiate in good faith and were liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that we achieve from sales of ST-246 after we secure the first $40 million in net profits, for ten years following the first commercial sale. In addition, PharmAthene was awarded one-third of its reasonable attorney fees and expert witness expenses. Based on certain documents provided to the Court by PharmAthene in January 2012, we recorded a loss contingency of approximately $2.0 million as of December 31, 2011 for such attorney fees and expert witness expenses. The difference between the amount accrued and PharmAthene’s request for $2.7 million relates to amounts currently in dispute.

We filed a motion for reargument in October 2011, requesting that the Court vacate its award of an equitable payment stream or equitable lien. In December 2011, the Court denied our motion.

The timing and amount of payments to be made pursuant to the Court’s September 2011 ruling remain uncertain. Determination of these matters requires both clarification as to the application of the Court’s post-trial ruling and the timing and amount of payments to us for sales of ST-246. Thus, we are unable to estimate a range of loss that may result from implementation of the Court’s post-trial ruling with respect to ST-246 sales, although such resolution is likely to have a materially adverse impact unless we are successful in any subsequent appeal of the Court’s final judgment. We cannot assure the success of any such appeal.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

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

2011	High	Low
First Quarter	$15.66	$10.66
Second Quarter	15.40	9.53
Third Quarter	9.95	2.61
Fourth Quarter	3.58	1.78

2010	High	Low
First Quarter	$7.68	$5.50
Second Quarter	8.06	6.03
Third Quarter	9.27	6.99
Fourth Quarter	14.38	7.76

As of February 15, 2012, the closing sale price of our common stock was $3.11 per share. There were 44 holders of record as of February 15, 2012. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names”.

We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We are not under any restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2011, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2006 in each of (i) our common stock, (ii) the Nasdaq National Market-US; and (iii) the Nasdaq Pharmaceutical Index.

$400
$350
$300
$250
$200
$150
$100
$50
$-
Dollars
2006
2007
2008
2009
2010
2011
As of The Year Ended
SIGA Technologies, Inc.
NASDAQ Composite Index
NASDAQ Biotech Composite Index

	December 31,
	2006	2007	2008	2009	2010	2011
SIGA Technologies, Inc.	$100	$82	$87	$155	$373	$67
NASDAQ Composite Index	$100	$110	$65	$94	$110	$108
NASDAQ Biotech Composite Index	$100	$105	$91	$106	$122	$136

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6. Selected Financial Data

The selected financial data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial information including elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from audited consolidated financial statements not included in this annual report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Revenues	$12,726	$19,216	$13,812	$8,066	$6,699
Selling, general and administrative	23,932	8,131	7,533	4,608	3,704
Research and development	18,367	22,659	17,423	11,613	9,943
Patent preparation fees	1,808	1,149	734	582	515
Loss from operations	(31,381)	(12,722)	(11,878)	(8,737)	(7,463)
Decrease (increase) in fair value of common stock warrants	8,931	(15,957)	(7,523)	(1,510)	1,430
Other income, net	13	659	1	94	394
Loss before income taxes	(22,437)	(28,020)	(19,400)	(10,153)	(5,639)
Benefit from (provision for) income taxes	36,032	(175)	—	—	—
Net income (loss)	$13,594	$(28,195)	$(19,400)	$(10,153)	$(5,639)
Basic earnings (loss) per share	$0.27	$(0.62)	$(0.52)	$(0.29)	$(0.17)
Diluted earnings (loss) per share	$0.09	$(0.62)	$(0.52)	$(0.29)	$(0.17)
Weighted average shares outstanding: basic	50,929,491	45,151,744	37,463,255	34,732,625	33,330,814
Weighted average shares outstanding: diluted	54,061,650	45,151,744	37,463,255	34,732,625	33,330,814
Cash and cash equivalents and short-term investments	$49,257	$21,331	$19,496	$2,322	$6,832
Long-term obligations	771	10,700	9,734	4,477	3,243
Total assets	90,380	27,032	25,915	8,797	10,589
Stockholders’ equity	41,686	12,069	7153	1	5,228
Net cash provided by (used in) operating activities	25,574	(10,825)	(8,471)	(7,198)	(5,448)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

We are a pharmaceutical company specializing in the development and commercialization of pharmaceutical solutions for some of the most lethal disease-causing pathogens in the world - smallpox, Ebola, dengue, Lassa fever and other dangerous viruses. Our business is to discover, develop, manufacture and successfully commercialize drugs to prevent and treat these high-priority threats. Our mission is to disarm dreaded viral diseases and create robust, modern biodefense countermeasures.

Commercial Product - ST-246®

The Company’s lead product, ST-246, is an orally administered antiviral drug that targets orthopoxviruses. On May 13, 2011, SIGA signed the BARDA Contract pursuant to which we agreed to deliver two million courses of ST-246 to the Strategic Stockpile. The five-year base contract award is worth approximately $435 million, and the BARDA Contract also includes various options to be exercised at BARDA’s discretion. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of ST-246; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of ST-246. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use ST-246 for smallpox prophylaxis. As discussed in Item 3, “Legal Proceedings”, the amount of profits we are likely to retain pursuant to the BARDA Contract is dependent upon resolution of the pending dispute described in such section.

We believe ST-246 will be the first entirely new small-molecule drug delivered to the Strategic Stockpile under Project BioShield. FDA has designated ST-246 for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock options and warrants, revenue recognition, impairment of assets and income taxes. Below, we discuss these policies further, as well as the estimates and judgments involved.

Critical Accounting Policies

The following is a brief discussion of the significant accounting policies and methods used by us in the preparation of our consolidated financial statements. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of all of the significant accounting policies.

Share-based Compensation
     We account for our stock-based compensation using the fair value recognition provisions prescribed by the authoritative guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

Stock-based compensation expense for 2011, 2010 and 2009 was $12.5 million, $1.5 million and $2.1 million, respectively. The fair value of share-based awards is determined on the grant date; for options awards, fair value is estimated using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite periods in our consolidated statement of operations. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which stock awards will be outstanding before they are exercised, the expected volatility of our stock, and the number of stock-based awards that are expected to be forfeited. It is reasonably likely that future assumptions may change, in which case the fair value of future option awards may exceed or fall short of historical calculated fair values. In addition, for stock options with performance conditions, on a quarterly basis we estimate the most probable outcome of the performance conditions in order to determine the amount of compensation costs to be recorded over the remaining vesting period.

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

We use model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Black-Scholes model utilizes inputs consisting of: (i) the closing price of our common stock; (ii) the expected remaining life of the warrants; (iii) the expected volatility using a weighted-average of historical volatilities of SIGA and a group of comparable companies; and (iv) the risk-free market rate. At December 31, 2011 and 2010, the fair value of such warrants was $622,938 and $10,524,660, respectively, classified as non-current common stock warrants on the balance sheet.

As of December 31, 2010, we held approximately $15.0 million in United States Treasury Bills, classified as a Level 1 security. For the years ended December 31, 2011 and 2010, we did not hold any Level 3 securities.

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. We recognize revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which we are obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue is earned, over the period of effort. Funding for the acquisition of capital assets under cost-plus-fee Grants is evaluated for appropriate recognition as a reduction to the cost of the acquired asset, a financing arrangement, or revenue, based on the specific terms of the related grant or contract. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations where we receive payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

Goodwill
The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the fair value of the intangible assets acquired and liabilities assumed involves certain judgments and estimates.

At December 31, 2011, our goodwill totaled $898,000. We evaluate goodwill for impairment at least annually or as circumstances warrant. Goodwill is tested for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2011, we operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using our market capitalization as an estimate of our fair value. In the past, our market capitalization has been significantly in excess of our carrying value. It is possible that our future market capitalization may fall short of our current market capitalization, in which case a potential impairment could result. Also, the use of an alternative method, such as the discounted expected future cash flows or market comparables to evaluate the fair value of the Company as a whole will possibly produce different results than our market capitalization.

Income Taxes
Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about our future profitability which are inherently uncertain. On an on-going basis, we evaluate whether a valuation allowance is needed to reduce our deferred income tax assets to an amount that is more likely than not to be realized. The evaluation process includes assessing historical and current results in addition to future expected results. Upon determining that we would be able to realize our deferred tax assets, an adjustment to the deferred tax valuation allowance would increase income in the period we make such determination.

Our assessment that our deferred tax assets will be realized is based on estimates of future taxable income arising from the BARDA Contract. If the current estimates of future taxable income are reduced or not realized, including any impact of the pending dispute as described in Item 3 “Legal Proceedings”, our assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in our financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on our operating results from period to period.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance which amended guidance on how to test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The updated guidance is effective for annual impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. We expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective during interim and annual period beginning after December 15, 2011. We expect that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued updated accounting guidance for fair value measurements. This update provides amendments that require new disclosure as follows: (1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describe the reasons for the transfers. (2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments that clarify existing disclosures as follows: (1) A reporting entity should provide fair-value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair-value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We adopted the amendments, and such adoption has not had a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net revenue for the periods indicated:

	2011	2010	2009
Revenue	100%	100%	100%
Selling, general and administrative	188%	42%	55%
Research and development	144%	118%	126%
Patent preparation fees	14%	6%	5%
Operating loss	247%	66%	86%

Years ended December 31, 2011, 2010, and 2009.

Revenues from research and development contracts and grants for the years ended December 31, 2011 and 2010, were $12.7 million and $19.2 million, respectively. The decrease of $6.5 million, or 34%, relates to a $3.1 million decrease in revenue mainly due to the conclusion of a federal ST-246 contract in the third quarter of 2011, and to a $3.7 million revenue decrease attributable to the conclusion in 2010 of a federal grant mainly supporting development of a Lassa fever antiviral.

Revenues from research and development contracts and grants for the years ended December 31, 2010 and 2009, were $19.2 million and $13.8 million, respectively. The increase of $5.4 million or 39% mainly relates to a $2.2 million increase in revenue generated from federal Grants supporting our broad spectrum antiviral development program and a $2.4 million increase generated from federal Grants supporting our arenavirus antiviral program. Revenue generated from federal Grants supporting the development of ST-246 increased $904,000 during the year.

Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2011 and 2010 were $23.9 million and $8.1 million, respectively, reflecting an increase of approximately $15.8 million or 195%. The increase in SG&A expenses mainly relates to a $13.0 million increase in compensation expense, which includes an increase in non-cash stock-based compensation of approximately $11.1 million, and an increase of $2.0 million for an estimated loss contingency in connection with an ongoing legal dispute.

SG&A for the years ended December 31, 2010 and 2009 were $8.1 million and $7.5 million, respectively, reflecting an increase of approximately $598,000 or 8%. The increase in SG&A expenses were mainly due to an increase of $559,000 in legal fees, an increase of $260,000 in expenses supporting business development activities and an increase of $181,000 in insurance premiums. The increase was offset by a decline of $615,000 in compensation related expenditures, including stock-based compensation.

     Research and development (“R&D”) expenses were $18.4 million for the year ended December 31, 2011, a decrease of $4.3 million or 19% from the $22.7 million incurred during the year ended December 31, 2010. The decrease was primarily due to direct expenses supporting the development of ST-246 decreasing $4.8 million from the prior year, offset by an increase to employee compensation expenses as a result of hiring additional R&D personnel. As of December 31, 2011 and 2010, we had 61 and 57 full-time R&D personnel, respectively.

R&D expenses were $22.7 million for the year ended December 31, 2010, an increase of $5.2 million or 30% from the $17.4 million incurred during the year ended December 31, 2009. Expenditures related to programs for the development of a broad spectrum antiviral drug and an arenavirus antiviral drug increased $860,000 and $1.8 million, respectively. Expenses supporting the development of ST-246 increased $1.0 million from the prior year. In addition to the programs’ direct expenses, our employee compensation expenses increased $925,000 as a result of hiring additional R&D personnel. As of December 31, 2010 and 2009, we had 57 and 49 full-time R&D personnel, respectively.

During the years ended December 31, 2011, 2010, and 2009, we incurred direct costs of $7.2 million, $12.2 million and $10.9 million, respectively, on the development of ST-246. During the year ended December 31, 2011, we spent $1.4 million on internal human resources dedicated to the drug’s development and $5.8 million mainly on manufacturing and clinical testing. During the year ended December 31, 2010, we spent $1.7 million on internal human resources dedicated to the drug’s development and $10.5 million mainly on packaging and manufacturing. For the year ended December 31, 2009, we spent $1.5 million on internal human resources dedicated to the drug’s development and $9.3 million mainly on clinical trials and manufacturing. From inception of the ST-246 development program to-date, we invested a total of $45.3 million in the program, of which $8.3 million supported internal human resources, and $37.0 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

During the years ended December 31, 2011, 2010, and 2009, we incurred direct costs of $1.7 million, $2.5 million and $384,000, respectively, to support the development of drug candidates for dengue fever, Lassa fever virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers. During the year ended December 31, 2011, $799,000 was spent on internal human resources and $895,000 was spent mainly on the optimization and chemistry of lead antiviral compounds. During the year ended December 31, 2010, we spent $2.5 million for dengue fever, Lassa virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $305,000 was mainly for internal human resources and $2.2 million for medicinal chemistry and pre-clinical testing of our drug candidates. For the year ended December 31, 2009, we spent $155,000 on internal human resources dedicated to the development of these drugs and $228,000 mainly to for testing of chemical compounds. From inception of these programs to date, we spent a total of $10.0 million related to the programs, of which $3.3 million and $6.7 million were expended on internal human resources and pre-clinical work, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

     During the years ended December 31, 2011, 2010, and 2009, we spent $981,000, $1.5 million and $66,000, respectively, to support the development of a broad-spectrum antiviral drug candidate. During the year ended December 31, 2011, we incurred $329,000 mainly on internal human resources and $653,000 was incurred to support medicinal chemistry. During the year ended December 31, 2010, we spent $645,000 on internal human resources and $849,000 mainly on the optimization of lead antiviral compounds. During the year ended December 31, 2009, we spent $42,000 on internal human resources and $24,000 mainly on compound modeling software licenses. From the inception of our program to develop a broad-spectrum antiviral drug to-date, we have spent a total of $2.5 million related to the program, of which $1.0 million and $1.5 million were mainly expended on internal human resources and supporting medicinal chemistry and the optimization of lead antiviral compounds, respectively. These resources reflect expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

The majority of our product programs are in the early stage of development. As a result, we cannot make reasonable estimates of the potential cost for most of our programs to be completed or the time it will take to complete the programs. There is a high risk of non-completion of any program because of the lead time to program completion, scientific issues that may arise and uncertainty of the costs. However, we could receive additional grants, contracts or technology licenses in the short-term. The potential cash and timing is not known and we cannot be certain if they will ever occur. If we are unable to obtain additional federal funding in the required amounts, the development timeline for these products would slow or possibly be suspended.

Patent preparation expenses for the years ended December 31, 2011 and 2010 were $1.8 million and $1.1 million, respectively. The increase of $660,000 or 57% is mainly as a result of our continuing efforts to protect our lead drug candidates in expanded geographic territories.

Patent preparation expenses for the years ended December 31, 2010 and 2009 were $1.1 million and $734,000, respectively. The increase of $414,000 or 56% is mainly related to our efforts to protect our lead drug candidates in geographic territories including South Africa, Japan, China and Europe.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the years ended December 31, 2011, 2010, and 2009, we recorded a gain of $8.9 million, a loss of $16.0 million and a loss of $7.5 million, respectively, reflecting changes in the fair market value of warrants and rights to purchase common stock during the respective years. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities.

Other income for the years ended December 31, 2011, 2010, and 2009, was $13,000, $659,000 and $1,000, respectively. Other income normalized in 2011, after we received $648,000 from the U.S. government in 2010 for qualified therapeutic drug discovery tax grant. Other income in 2011, 2010 and 2009 consists of interest income on our cash and cash equivalents.

For the year ended December 31, 2011, the benefit from income taxes of $36.0 million mainly reflects the partial release of valuation allowance from deferred tax assets. Prior to June 30, 2011, we provided a tax valuation allowance in our United States federal and state deferred tax assets based on our evaluation that such assets were not “more likely than not” to be realized. We continuously evaluated additional facts representing positive and negative evidence in the determination of the realizability of deferred tax assets. Such deferred tax assets consist primarily of net operating loss carryforwards and temporary differences on intangible assets, depreciation and deferred research and development costs. In the second quarter of 2011, we determined that it was more likely than not that certain deferred tax assets would be realized, mainly due to the execution of the BARDA Contract, the scheduling of deferred tax assets and liabilities and future taxable income from operating activities. Accordingly, we released a portion of the related valuation allowance from deferred tax assets. If the current estimates of future taxable income are reduced or not realized, for example, based on the ultimate outcome of the pending dispute described in Item 3, "Legal Proceedings" the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period. In 2011, approximately $0.9 million of previously available NOLs expired and approximately $1.2 million expires in 2012 if not utilized, with the remainder expiring in various years between 2018 and 2031.

Liquidity and Capital Resources

On December 31, 2011, we had $49.3 million in cash and cash equivalents. During the year ended December 31, 2011, we received $41.0 million in advance payments under the BARDA Contract and proceeds of $3.9 million from exercises of warrants and options to purchase shares of our common stock.

Operating activities
Net cash provided by operations for the year ended December 31, 2011 was $25.6 million and net cash used in operations during the years ended December 31, 2010, and 2009 was $10.8 million and $8.5 million, respectively. Operations generated net cash in 2011 primarily due to the receipt of $41 million in advance payments under the BARDA Contract. Cash flow from the advance payments was partially offset by several factors, including: (i) the increase in patent expense in our effort to protect our lead drug candidates; (ii) an increase in regulatory legal and advisory expenses; and (iii) an increase in compensation.

On December 31, 2011 and 2010, our accounts receivable balance was $2.6 million and $3.0 million, respectively. Our account receivable balances reflects the work performed during November and December 2011 under two ST-246 development contracts, one of which concluded in September 2011, as well as work performed in December under our dengue fever and Lassa fever antiviral development contracts. Funds outstanding under these contracts were collected during January and February 2012. Our accounts payable, accrued expenses and other current liabilities balance were $6.9 million and $4.3 million on December 31, 2011 and 2010, respectively. The increase is mainly due to an estimated loss contingency of $2.0 million related to a pending dispute (as described in Item 3, “Legal Proceedings”).

Investing activities
Capital expenditures during the years ended December 31, 2011, 2010, and 2009 were approximately $237,000, $550,000 and $340,000, respectively. The years ended December 31, 2011 and 2010 included several purchases and maturities of U.S. Treasury bills.

Financing activities
Cash provided by financing activities was $2.6 million, $13.2 million and $26.0 million, during the years ended December 31, 2011, 2010, and 2009, respectively. During the years ended December 31, 2011, 2010 and 2009, we received proceeds of $3.9, $13.2 million and $7.4 million, respectively, from exercises of options and warrants to purchase common stock. The amount of proceeds received in the year ended December 31, 2011 was offset by the repurchase of common stock to meet minimum statutory tax withholding requirements. Furthermore, for the year ended December 31, 2010, cash receipts from exercises included proceeds under a letter agreement dated June 19, 2008 (as amended, the “Letter Agreement”) with MacAndrews & Forbes LLC (“M&F”), a related party, and for the year ended December 31, 2009, we received net proceeds of $18.6 million from a common stock offering.

Other
We have incurred cumulative net losses and expect to incur additional losses to perform further research and development activities. We have limited capital resources and will need additional funds to complete the development of our products. We plan to fund continued development work and operations through sources of cash that may include: collaborative agreements, strategic alliances, research grants, future equity and debt financing and procurement contracts. There is no assurance that we will be successful in obtaining additional funding on commercially reasonable terms. We believe that our existing funds combined with cash flows primarily from our procurement contract with BARDA (see Note 3) and continuing government Grants will be sufficient to support our operations for at least the next twelve months. As discussed in Item 3, "Legal Proceedings", our ability to support our operations may be adversely affected by the resolution of the pending dispute described in such section. Our success is dependent upon generating commercial sales and our ability to obtain adequate future financing. If we are unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Contractual Obligations, Commercial Commitments and Purchase Obligations

Future contractual obligations and commercial commitments as of December 31, 2011 are expected to be as follows:

		Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating lease obligations	$3,613,067	$558,571	$1,778,282	$1,276,214	$—
Purchase obligations (1)	15,881,250	15,881,250	—	—	—
Total contractual obligations	$19,494,317	$16,439,821	$1,778,282	$1,276,214	$—

(1)
Includes facilities and office space under an operating lease which expires in 2017. These obligations assume non-termination of agreements and represent expected payments, which are subject to change, and exclude future costs for maintenance, utilities, real estate tax and other operating expenses.

(2)	Includes approximately $13 million of obligations effected in 2012.

The above table excludes open purchase orders for the acquisition of goods and services in the normal course of business and various agreements entered into with third parties including agreements to conduct clinical trials, to manufacture product candidates, and for consulting and other contracted services due to the cancelable nature of the services.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary (the "Company") at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company changed the way certain financial instruments that are settled in the Company’s common stock are accounted for.

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

/s/ PRICEWATERHOUSECOOPERS, LLP

New York, New York
March 1, 2012

SIGA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$49,256,930	$6,332,053
Short term investments	—	14,999,350
Accounts receivable	2,637,103	3,002,144
Prepaid expenses	356,898	369,017
Deferred tax assets	727,772	—
Total current assets	52,978,703	24,702,564

Property, plant and equipment, net	818,992	1,150,257
Goodwill	898,334	898,334
Other assets	535,417	280,648
Deferred tax assets, net	35,149,031	—
Total assets	$90,380,477	$27,031,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,278,316	$2,884,259
Accrued expenses and other current liabilities	4,644,461	1,378,921
Total current liabilities	6,922,777	4,263,180

Deferred revenue	41,001,110	—
Common stock warrants	622,938	10,524,660
Deferred tax liability	—	175,175
Other liabilities	147,586	—
Total liabilities	48,694,411	14,963,015
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 51,637,352 and 49,019,443 issued and outstanding at December 31, 2011, and December 31, 2010, respectively)	5,164	4,902
Additional paid-in capital	150,551,211	134,524,304
Accumulated other comprehensive income	—	4,067
Accumulated deficit	(108,870,309)	(122,464,485)
Total stockholders’ equity	41,686,066	12,068,788
Total liabilities and stockholders’ equity	$90,380,477	$27,031,803
The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Revenues
Research and development	$12,725,792	$19,215,837	$13,811,858

Operating expenses
Selling, general and administrative	23,931,713	8,130,669	7,533,167
Research and development	18,367,348	22,658,959	17,423,453
Patent preparation fees	1,808,168	1,148,597	734,165
Total operating expenses	44,107,229	31,938,225	25,690,785
Operating loss	(31,381,437)	(12,722,388)	(11,878,927)
Decrease (increase) in fair value of common stock warrants	8,930,906	(15,957,068)	(7,522,865)
Other income, net	13,061	659,292	1,437
Loss before income taxes	$(22,437,470)	$(28,020,164)	$(19,400,355)
Benefit from (provision for) income taxes	36,031,646	(175,175)	—
Net income (loss)	13,594,176	(28,195,339)	(19,400,355)
Basic earnings (loss) per share	$0.27	$(0.62)	$(0.52)
Diluted earnings (loss) per share	$0.09	$(0.62)	$(0.52)
Weighted average shares outstanding: basic	50,929,491	45,151,774	37,463,255
Weighted average shares outstanding: diluted	54,061,650	45,151,774	37,463,255

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

					Accumulated
			Additional		Other	Total
	Common Stock		Paid - In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2008	35,383,720	$3,538	$72,156,614	$(72,158,791)	$—	$1,361
Net loss				(19,400,355)		(19,400,355)
Issuance of common stock upon exercise of stock options and warrants	4,952,576	495	7,419,737			7,420,232
Net proceeds from the issuance of 2,725,339 shares of common stock ($7.35 per share)	2,725,339	273	18,565,147			18,565,420
Stock based compensation			2,141,772			2,141,772
Fair value of exercised common stock warrants			1,715,765			1,715,765
Recognition of deferred transaction costs			(581,358)			(581,358)
Cumulative effect of accounting change				(2,710,000)		(2,710,000)
Balances, December 31, 2009	43,061,635	4,306	101,417,677	(94,269,146)	—	7,152,837
Net loss				(28,195,339)		(28,195,339)
Change in net unrealized gain (loss) on short-term investments					4,067	4,067
Comprehensive loss						(28,191,272)
Issuance of common stock upon exercise of stock options and warrants	5,957,808	596	13,196,394			13,196,990
Stock based compensation			1,483,955			1,483,955
Fair value of exercised common stock warrants			18,426,278			18,426,278
Balances, December 31, 2010	49,019,443	4,902	134,524,304	(122,464,485)	4,067	12,068,788
Net income				13,594,176		13,594,176
Change in net unrealized gain (loss) on short-term investments					(4,067)	(4,067)
Comprehensive income						13,590,109
Issuance of common stock upon exercise of stock options and warrants	2,123,454	213	3,946,024			3,946,237
Stock based compensation	700,000	70	12,463,702			12,463,772
Tax obligation from stock-based compensation	(205,545)	(21)	(1,353,635)			(1,353,656)
Fair value of exercised common stock warrants			970,816			970,816
Balances, December 31, 2011	51,637,352	$5,164	$150,551,211	$(108,870,309)	$—	$41,686,066

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$13,594,176	$(28,195,339)	$(19,400,355)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and other amortization	568,288	625,343	475,091
(Decrease) increase in fair value of warrants	(8,930,906)	15,947,007	7,522,865
Stock based compensation	12,463,772	1,483,955	2,141,772
Changes in assets and liabilities:
Accounts receivable	365,041	(596,283)	(446,253)
Prepaid expenses	12,119	1,216,055	(192,465)
Other assets	(254,769)	24,103	(20,895)
Deferred income taxes, net	(36,051,978)	175,175	—
Accounts payable, accrued expenses and other current liabilities	2,659,597	(125,929)	1,181,777
Deferred revenue	41,001,110	—	—
Other liabilities	147,586	(1,379,471)	267,634
Net cash provided by (used in) operating activities	25,574,036	(10,825,384)	(8,470,829)
Cash flows from investing activities:
Capital expenditures	(237,023)	(549,944)	(340,729)
Proceeds from maturity of short term investments	40,000,000	31,250,000	—
Purchases of short term investments	(25,004,717)	(41,235,922)	(4,999,300)
Net cash provided by (used in) investing activities	14,758,260	(10,535,866)	(5,340,029)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	3,946,237	13,196,990	7,420,232
Proceeds from issuance of securities	—	—	18,565,420
Repurchase of common stock	(1,353,656)	—	—
Net cash provided by financing activities	2,592,581	13,196,990	25,985,652
Net increase (decrease) in cash and cash equivalents	42,924,877	(8,164,260)	12,174,794
Cash and cash equivalents at beginning of period	6,332,053	14,496,313	2,321,519
Cash and cash equivalents at end of period	$49,256,930	$6,332,053	$14,496,313

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$970,816	$18,426,278	$1,715,765

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business
SIGA Technologies, Inc. (“SIGA” or the “Company”) is a pharmaceutical company specializing in the development and commercialization of pharmaceutical solutions for some of the most lethal disease-causing pathogens in the world - smallpox, Ebola, dengue, Lassa fever and other dangerous viruses. The Company aims to discover, develop, manufacture and successfully commercialize drugs to prevent and treat these high-priority threats. The Company's mission is to disarm dreaded viral diseases and create robust, modern biodefense countermeasures.

Basis of presentation
The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the consolidated financial position, results of operations and cash flows for all periods presented.

The consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company has limited capital resources and will need additional funds to complete the development of its products. Management plans to fund continuing development work and operations through sources of cash that may include: collaborative agreements, strategic alliances, research grants, future equity and debt financing, procurement contracts and cash and investments on hand. There is no assurance that the Company will be successful in obtaining future financing on commercially reasonable terms. Management believes that existing funds combined with cash flows primarily from its procurement contract with the Biomedical Advance Research and Development Authority (“BARDA”) (see Note 3) and continuing government grants and contracts (collectively, “Grants”) will be sufficient to support its operations for at least the next twelve months. The success of the Company is dependent upon generating commercial sales and the Company’s ability to obtain adequate future financing. If the Company is unable to raise adequate capital and/or achieve profitable operations, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to 2011 presentation.

Use of Estimates
The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The most significant estimates include the variables used in the calculation of fair value for outstanding options and warrants granted or issued by the Company; reported amounts of revenue and expenses, impairment of goodwill, intangibles and long-lived assets, and the realization of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

As of December 31, 2010 the Company’s short-term investments consisted of $15.0 million of available-for-sale United States Treasury Bills. The unrealized gain relating to these investments was immaterial.

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

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, contractual obligations have been satisfied and title and risk of loss have been transferred to the customer. The Company recognizes revenue from non-refundable up-front payments, not tied to achieving a specific performance milestone, over the period which the Company is obligated to perform services or based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. Payments for development activities are recognized as revenue as earned, over the period of effort. Funding for the acquisition of capital assets under cost-plus-fee Grants is evaluated for appropriate recognition as a reduction to the cost of the asset, a financing arrangement, or revenue based on the specific terms of the related grant or contract. Substantive at-risk milestone payments, which are based on achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, providing there is no future service obligation associated with that milestone. In situations in which the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

For the years ended December 31, 2011, 2010, and 2009, revenues from National Institutes of Health (“NIH”) and BARDA Grants was 96%, 91% and 100%, respectively, of total revenues recognized by the Company.

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2011 and 2010, 100% and 87%, respectively, of accounts receivables represented receivables from NIH and BARDA. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2011, 2010, and 2009, the Company had no allowance for doubtful accounts.

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

Share-based Compensation
Stock-based compensation expense for all share-based payment awards made to employees and directors is determined on the grant date; for options awards, fair value is estimated using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods in the Company’s consolidated statement of operations.

These compensation costs are recognized net of an estimated forfeiture rate over the requisite service periods of the awards. Forfeitures are estimated on the date of the respective grant and revised if actual or expected forfeiture activity differs materially from original estimates.

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

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2011. The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The open tax years for U.S. federal, state and local tax returns is generally 2008 - 2011; open tax years relating to unused NOLs begin in 1997. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s consolidated financial statements for each of the years in the three-year period ended December 31, 2011.

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

The following is a reconciliation of the basic and diluted net income (loss) per share computation:

	Year Ended December 31,
	2011	2010	2009
Net income (loss) for basic EPS	$13,594,176	$(28,195,339)	$(19,400,355)
Change in fair value of warrants	8,930,906	—	—
Net income (loss), adjusted for change in fair value of warrants for diluted EPS	$4,663,270	$(28,195,339)	$(19,400,355)
Weighted-average shares: basic	50,929,491	45,151,774	37,463,255
Effect of potential common shares	3,132,158	—	—
Weighted-average shares: diluted	54,061,649	45,151,774	37,463,255
Earnings (loss) per share: basic	$0.27	$(0.62)	$(0.52)
Earnings (loss) per share: diluted	$0.09	$(0.62)	$(0.52)
Anti-dilutive employee share-based awards, excluded	504,668	—	—

The diluted earnings per share calculation reflects the effect of the assumed exercise of outstanding warrants and the corresponding elimination of the benefit included in operating results from the change in fair value of the warrants. Diluted shares outstanding include the dilutive effect of in-the-money options and warrants, unvested restricted stock and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares with the change in fair market value reported in the operating results of the respective period.

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At December 31, 2011 and December 31, 2010, the fair value of such warrants was $622,938 and $10,524,600 classified as non-current common stock warrants on the balance sheet.

As of December 31, 2010, the Company held approximately $15.0 million in United States Treasury Bills, classified as a Level 1 security. For the years ended December 31, 2011 and 2010, SIGA did not hold any Level 3 securities.

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

	As reported on December 31, 2008	As adjusted on January 1, 2009	Effect of change in accounting
Common stock warrants	$—	$2,710,000	$2,710,000
Accumulated deficit	(72,158,791)	(74,868,791)	(2,710,000)

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance, which amended guidance on how to test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The updated guidance is effective for annual impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. SIGA expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective during interim and annual period beginning after December 15, 2011. SIGA expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

In January 2010, the FASB issued updated accounting guidance for fair value measurements. This update provides amendments that require new disclosure as follows: (1) A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair-value measurements and describe the reasons for the transfers. (2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments that clarify existing disclosures as follows: (1) A reporting entity should provide fair-value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. (2) A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair-value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has adopted the amendments, and such adoption has not had a material impact on the consolidated financial statements.

3. Procurement Contract and Research Agreements

Procurement Contract

In May 2011, the Company signed the BARDA Contract pursuant to which SIGA agreed to deliver two million courses of ST-246 to the U.S. Strategic National Stockpile (the “Strategic Stockpile”). The five-year base contract award is worth approximately $435 million, and the BARDA Contract also includes various options to be exercised at BARDA’s discretion. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of ST-246; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of ST-246. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use ST-246 for smallpox prophylaxis. As described in Note 11, the amount of profits SIGA is likely to retain pursuant to the BARDA Contract is dependent upon resolution of a pending dispute.

In the fourth quarter of 2011, SIGA received approximately $41 million as advance payments under the BARDA Contract. The terms of the BARDA Contract require that the Company meets various performance conditions and delivery requirements (collectively, the "Conditions"). The advance payments are refundable if SIGA fails to fulfill the Conditions. These amounts are recorded as deferred revenue as of December 31, 2011. In accordance with generally accepted accounting principles, the Company will not be able to recognize revenue under the BARDA Contract until the Conditions have been satisfied. Direct costs incurred by the Company to fulfill the requirements under the BARDA Contract are being deferred and will be recognized as an expense as the related revenue is recognized. As of December 31, 2011, deferred direct costs under the BARDA Contract of approximately $250,000 are included in non-current other assets.

Research Agreements

The Company obtains funding from the Grants it obtains from NIH and BARDA to support its research and development activities. Currently, the Company has four active Grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $25.3 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. The Grants contain customary terms and conditions including the U.S. Government’s right to terminate a grant for convenience.

4. Stockholders’ Equity

On December 31, 2011, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2009 Financing
On December 9, 2009, the Company entered into Subscription Agreements for the sale of 2,725,339 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $7.35 per share. Net proceeds to the Company were approximately $18.6 million.

2008 Financing
On June 19, 2008, SIGA entered into a letter agreement (as amended, the “Letter Agreement”) that expired on June 19, 2010, with MacAndrews & Forbes LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion or at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. On June 18, 2010, M&F notified SIGA of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement following earlier investments and entered into a Deferred Closing and Registration Rights

Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to SIGA in exchange for the issuance of (i) 1,797,386 shares of common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share. The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the related warrant agreements.

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

2006 and 2005 Placements
In 2006 and 2005 the Company sold shares of its common stock and warrants to purchase shares of common stock. In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share (the “2006 Warrants”). In 2005, the Company issued 1,000,000 warrants with an initial exercise price of $1.18 per share (the “2005 Warrants”). As of December 31, 2010, all of the 2005 Warrants have been exercised and issued. The 2006 Warrants may be exercised through and including October 19, 2013. Due to the effect of certain anti-dilution provisions in such warrants, the Company adjusted the number of shares issuable under the 2006 Warrants by 706,302 through December 31, 2011. The exercise prices of the warrants issued in these placements were also adjusted. At December 31, 2011, 815,568 of the 2006 Warrants at an exercise price of $2.92 were outstanding. The number of shares issuable pursuant to the Warrants may be subject to further adjustment as a result of the effect of future equity issuances on anti-dilution provisions in the related warrant agreements.

The Company accounted for the 2006 and 2005 Warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At December 31, 2011, the fair market value of the 2006 Warrants was $623,000. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the year ended December 31, 2011, the Company recorded a gain of $8.9 million as a result of a net decrease in fair value in the 2006 Warrants.

5. Comprehensive Income

Comprehensive income includes net loss adjusted for the change in net unrealized gain (loss) on short-term investments. For the years ended December 31, 2011 and 2010, the components of comprehensive income were:

	Year Ended December 31,
	2011	2010
Net income (loss)	$13,594,176	$(28,195,339)
Unrealized (loss) gain on securities	(4,067)	4,067
Total comprehensive income (loss)	$13,590,109	$(28,191,272)

6. Stock Compensation Plans

In May 2010, the Company adopted its 2010 Stock Incentive Plan (the “2010 Plan”), as amended in February 2012, to supersede its 1996 Incentive and Non-Qualified Stock Option Plan (the “1996 Plan”). The 2010 Plan provides for the granting of up to 2,000,000 shares of the Company’s common stock to employees, consultants and outside directors of the Company. The awards that may be provided under the 2010 Plan include: incentive stock options (“ISOs”); nonqualified stock options; stock appreciation rights; restricted stock units; shares of restricted stock; and shares of unrestricted stock.

Stock option awards provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee but must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant. The vesting period for options granted under the 2010 Plan, except those granted to outside directors, is determined by the Compensation Committee of the Board of Directors. The Compensation Committee also determines the expiration date of each equity award, however, ISOs may not be exercisable more than ten years after the date of grant. The maximum term of equity awards issued under the 2010 Plan is ten years.

The fair value of option grants were estimated at the date of grant during the years ended December 31, 2011, 2010, and 2009 based upon the following weighted average assumptions:

	2011	2010	2009
Expected volatility	76.47%	80.21%	81.40%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	1.94%	2.16%	2.21%
Expected life	6 years	5 years	5 years

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

For the years ended December 31, 2011, 2010, and 2009, the Company recorded compensation expense of $12.5 million, $1.5 million and $2.1 million, respectively, related to employees and directors equity awards. The total fair value of stock options vested during each year was $2.5 million, $1.5 million and $1.4 million for 2011, 2010 and 2009, respectively. The total fair value of restricted stock and restricted stock units vested during the year-ended December 31, 2011 was $10.0 million; there were no grants of restricted stock or restricted stock units in previous years. The weighted-average grant-date fair value of awards granted was $11.70, $4.95 and $4.29 for 2011, 2010 and 2009, respectively.

A summary of the stock option activity under the 2010 and 1996 Plans is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	4,719,628	$3.02
Granted	382,500	10.81
Forfeited	(927,500)	2.88
Exercised	(1,374,835)	2.50
Outstanding at December 31, 2011	2,799,793	$4.39	6.08	$782,024
Vested and expected to vest at December 31, 2011	2,510,349	$4.11	5.79	$721,155
Exercisable at December 31, 2011	2,009,294	$4.18	5.53	$711,486

As of December 31, 2011, $1.5 million of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 1.55 years. The total intrinsic value of stock options exercised was $315,000, $19.6 million and $7.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

As of December 31, 2011 and 2010, 500,000 of the Company’s outstanding options, respectively, were subject to specific performance conditions which included revenue thresholds and regulatory approval of our lead drug candidate. These options are not exercisable at December 31, 2011.

During 2011, the Company granted 700,000 shares of restricted stock and restricted stock units at a weighted-average grant-date fair value of $14.26. All such shares were vested during 2011.

The following table summarizes information about warrants outstanding at December 31, 2011:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2011	3,155,537	$2.16
Granted	—	—
Exercised	(843,685)	2.12
Canceled / Expired	—	—
Outstanding at December 31, 2011	2,311,852	$3.26

Warrants represent the right to purchase shares of Common Stock at contractual exercise prices. As of December 31, 2011, all outstanding warrants are exercisable.

7. Related Party Transactions

On December 1, 2009, the Company entered into an Office Service Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. The agreement is cancelable upon 60 days notice by SIGA or the affiliate. In June 2011, the Office Services Agreement was amended due to expanded use of space by the Company. This amendment increase the Company's monthly payment to $11,000 per month. During the years ended December 31, 2011 and 2010, the Company incurred costs of $115,000 and $100,000 under the Office Services Agreement. An amendment in February 2012 increased the monthly payment to $12,000 to appropriately reflect expanded use of space.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2011, 2010, and 2009, the Company incurred costs of $3.1 million, $2.7 million and $1.8 million, respectively, related to services provided by the outside counsel. On December 31, 2011, the Company’s outstanding payables included $301,000 payable to the outside counsel.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010
Laboratory equipment	$2,578,662	$2,573,178
Leasehold improvements	3,187,415	3,055,100
Computer equipment	375,195	297,500
Furniture and fixtures	332,427	310,898
	6,473,699	6,236,676
Less - accumulated depreciation	(5,654,707)	(5,086,419)
Property, plant and equipment, net	$818,992	$1,150,257

9. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at December 31, 2011 and 2010:

	2011	2010
Vacation	$222,706	$207,717
Bonus	1,067,000	50,000
Legal	160,000	590,000
Loss contingency	2,050,000	—
Other	1,144,755	531,204
Accrued expenses and other current liabilities	$4,644,461	$1,378,921

10. Income Taxes

At December 31, 2011 and 2010, the Company’s deferred tax assets and liabilities are comprised of the following:

	2011	2010
Deferred income tax assets:
Net operating losses	$32,109,373	$25,339,995
Deferred research and development costs	3,674,469	4,716,458
Amortization of intangible assets	1,814,271	2,202,036
Share-based compensation	1,417,093	—
Depreciation	777,957	827,838
Other	896,251	80,418
Deferred income tax assets	40,689,414	33,166,745
Less: valuation allowance	(4,629,238)	(33,166,745)
Deferred income tax assets, net of valuation allowance	$36,060,176	$—
Deferred income tax liabilities:
Amortization of goodwill	(183,373)	(175,175)
Deferred income tax assets (liabilities), net	$35,876,803	$(175,175)

As of December 31, 2011, we generated federal net operating loss carryforwards of $90.6 million to offset future taxable income. In 2011, approximately $0.9 million of previously available NOLs expired and approximately $1.2 million expires in 2012 if not utilized, with the remainder expiring in various years between 2018 and 2031. As a result of a previous change in stock ownership, the annual utilization of the net operating loss carryforwards for years prior to 2004 may be subject to limitation. In addition, we have $700,000 of federal net operating loss carryforwards attributable to the excess tax deductions on stock option activity that will be realized as a benefit to Additional Paid-in Capital when they reduce income taxes payable.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the

Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
During the year ended December 31, 2011, the Company recorded an income tax benefit of $36.0 million primarily due to a partial reduction of its valuation allowance as a significant portion of its deferred tax assets became realizable on a more-likely-than-not basis as a result of the execution of the BARDA Contract and the resulting forecasts of pre-tax earnings. The Company maintains a valuation allowance of $4.6 million with respect to certain net operating losses and other deferred tax assets which may expire prior to realization. If the current estimates of future taxable income are reduced or not realized, for example, based on the ultimate outcome of the pending dispute described in Note 11, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.
The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

	2011	2010
Statutory federal income tax rate	(35)%	(34)%
State tax benefit	—%	(2)%
Loss from fair value of common warrants	(14)%	19%
Share-based compensation	8%	—%
Other	—%	2%
Valuation allowance on deferred tax assets	(120)%	14%
Effective tax rate	(161)%	(1)%

For the years ended December 31, 2011 and 2010, the Company’s effective tax rate differs from the federal statutory rate principally due to the partial reversal of its valuation allowance, net operating losses and other differences for which no benefit was recorded, state taxes and other permanent differences. For all years presented, the current year provision was not material.

Other Income, net, for the year ended December 31, 2010, includes $648,000 awarded to the Company under the U.S. Government’s Qualified Discovery Tax Credit program.

11. Commitments and Contingencies

Operating lease commitments

The Company leases its Corvallis, Oregon, facilities and office space under an operating lease which was amended in 2011 and expires in 2017. This lease contains annual escalation clauses, renewal provisions and generally requires us to pay utilities, insurance, taxes and other operating expenses. Future minimum rental commitments under non-cancelable operating leases as of December 31, 2011 are expected to be as follows:

2012	$558,571
2013	575,328
2014	592,588
2015	610,366
2016	628,677
Thereafter	647,537
Total	$3,613,067

Rental expense, including charges for maintenance utilities, real estate taxes and other operating expenses, totaled $827,000, $737,000 and $629,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Other

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asks the Court to demand SIGA enter into a license agreement with PharmAthene with respect to ST-246, as well as issue a declaration that SIGA is obliged to execute such a license agreement, and award damages resulting from SIGA’s supposed breach of that obligation. PharmAthene also alleges that SIGA breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process. A trial was held on PharmAthene’s claims in January 2011.

In September 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by the present value of estimated future profits. However, the Court held that SIGA breached its duty to negotiate in good faith and was liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that SIGA achieves from sales of ST-246 after SIGA secures the first $40 million in net profits, for ten years following the first commercial sale. In addition, PharmAthene was awarded one-third of its reasonable attorney fees and expert witness expenses. Based on certain documents provided to the Court by PharmAthene in January 2012, SIGA recorded a loss contingency of approximately $2.0 million for such attorney fees and expert witness expenses as part of its accrued expenses as of December 31, 2011. The difference between the amount accrued and PharmAthene’s request for $2.7 million relates to amounts currently in dispute.
SIGA filed a motion for reargument in October 2011, requesting that the Court vacate its award of an equitable payment stream or equitable lien. In December 2011, the Court denied SIGA’s motion.
The timing and amount of payments to be made pursuant to the Court’s September 2011 ruling remain uncertain. Determination of these matters requires both clarification as to the application of the Court’s post-trial ruling and the timing and amount of payments to SIGA for sales of ST-246. Thus, the Company is unable to estimate a range of loss that may result from implementation of the Court’s post-trial ruling with respect to ST-246 sales, although this ruling is likely to have a materially adverse impact unless the Company is successful in any subsequent appeal of the Court’s final judgment. The Company cannot assure the success of any such appeal.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no dispute or litigation pending, except as discussed above, that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

12. Financial Information By Quarter (Unaudited)

	Three Months Ended
2011	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,697	$2,491	$3,578	$4,960
Selling, general and administrative	4,250	9,351	3,969	6,362
Research and development	3,566	3,835	5,170	5,796
Patent preparation fees	342	413	482	571
Operating loss	(6,461)	(11,108)	(6,043)	(7,769)
Net income (loss)	(4,701)	23,842	210	(5,757)
Earnings (loss) per share: basic	$(0.09)	$0.47	$—	$(0.11)
Earnings (loss) per share: diluted	$(0.09)	$0.44	$—	$(0.11)
Market price range for common stock
High	$15.66	$15.40	$9.95	$3.58
Low	$10.66	$9.53	$2.61	$1.78

	Three Months Ended
2010	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$5,075	$4,447	$6,632	$3,062
Selling, general and administrative	1,969	2,234	1,389	2,539
Research and development	5,827	4,930	7,420	4,482
Patent preparation fees	320	306	235	288
Operating loss	(3,041)	(3,023)	(2,412)	(4,246)
Net loss	(4,937)	(5,251)	(4,430)	(13,577)
Net loss per share: basic and diluted	$(0.11)	$(0.12)	$(0.10)	$(0.29)
Market price range for common stock
High	$7.68	$8.06	$9.27	$14.38
Low	$5.50	$6.03	$6.99	$7.76

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective as of December 31, 2011 at a reasonable level of assurance.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control-Integrated Framework. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

     Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

 Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

Equity Compensation Plan Information
The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2011:

	Number of Securities to be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Securities Available for Future Issuance under Equity
Plan Category	Warrants and Rights (1)	Warrants and Rights	Compensation Plans (2)
Equity compensation plans approved by security holders	2,799,793	$4.39	1,077,545
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,799,793		1,077,545
____________________

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

 Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders.

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

4(c)
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

10(b)
Letter Agreement dated October 8, 2003 among the Company, MacAndrews & Forbes Holdings Inc. and TransTech Pharma, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 18, 2003).

10(c)	Director Compensation Program, effective April 21, 2005 (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 26, 2005).

10(d)
Securities Purchase Agreement, dated as of November 2, 2005, between Iroquois Master Fund Ltd., Cranshire Capital, L.P., Omicron Master Trust, Smithfield Fiduciary LLC and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 4, 2005).

10(e)
Securities Purchase Agreement, dated as of October 18, 2006, between the Company, Iroquois Master Fund Ltd., Cranshire Capital, L.P., Omicron Master Trust, Rockmore Investment Master Fund, Ltd., and Smithfield Fiduciary LLC (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 20, 2006).

10(f)
Amended and Restated Employment Agreement, dated as of January 22, 2007, between the Company and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 22, 2007).

10(g)
Amended Employment Agreement dated December 31, 2011, to January 27, 2007 Employment Agreement (as amended) between the Company and Dr. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 27, 2011).

10(h)
Securities Purchase Agreement, dated as of October 18, 2006, between the Company, Iroquois Master Fund Ltd., Cranshire Capital, L.P., Omicron Master Trust, Rockmore Investment Master Fund, Ltd., and Smithfield Fiduciary LLC (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 20, 2006).

10(i)
Amended and Restated Employment Agreement, dated as of January 22, 2007, between the Company and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 22, 2007).

10(j)
Amended Employment Agreement dated December 31, 2011, to January 27, 2007 Employment Agreement (as amended) between the Company and Dr. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 27, 2011).

10(k)	Letter Agreement, dated as of June 19, 2008, between the Company and MacAndrews & Forbes, LLC (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 23, 2008).

10(l)
Contract, dated September 1, 2008, between the Company and the National Institutes of Health, DHHS (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the quarter ending September 30, 2008).

10(m)
Modification of Contract, dated September 17, 2008, between the Company and the National Institute of Allergy and Infectious Diseases of the National Institutes of Health (incorporated by reference to the Quarterly Report on Form 10-Q of the Company for the quarter ending September 30, 2008).

10(n)
Employment Agreement, dated as of January 31, 2007, between the Company and Eric A. Rose (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 31, 2007), as amended and restated (as set forth in the Current Report on Form 8-K of the Company filed on November 17, 2008).

10(o)	Amendment to Employment Agreement, dated March 11, 2009, between the Company and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 12, 2009).

10(p)	Employment Agreement dated as of February 10, 2011, between SIGA and Daniel J. Luckshire (incorporated by reference to the Current Report on Form 8-K of the Company filed on February 16, 2011).

10(q)	Extension Letter Agreement, dated April 29, 2009, between MacAndrews & Forbes LLC and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 30, 2009).

10(r)	Form of Consideration Warrants (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 30, 2009).

10(s)	Form of Subscription Agreement (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 10, 2009).

10(t)	2010 Stock Incentive Plan dated May 13, 2010 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A of the Company filed on April 12, 2010).

10(u)	Amendment to the SIGA Technologies, Inc. 2010 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 17, 2011).

10(v)
Deferred Closing and Registration Rights Agreement, dated as of June 18, 2010, between MacAndrews & Forbes LLC and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 22, 2010).

10(w)	Separation and Consulting Agreement dated as of February 25, 2011, between SIGA and Ayelet Dugary (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 3, 2011).

10(x)
Contract dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 17, 2011.

10(y)
Amendment of Solicitation/Modification of Contract dated as of June 24, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 28, 2011).

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 1, 2012	By:	/s/ Eric A. Rose
Eric A. Rose, M.D.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Eric A. Rose, M.D.
Eric A. Rose, M.D.	Chairman and Chief Executive Officer	March 1, 2012
(Principal Executive Officer)

/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 1, 2012
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ James J. Antal
James J. Antal	Director	March 1, 2012

/s/ Michael J. Bayer
Michael J. Bayer	Director	March 1, 2012

/s/ William C. Bevins
William C. Bevins	Director	March 1, 2012

/s/ Thomas E. Constance
Thomas E. Constance	Director	March 1, 2012

/s/ Joseph Marshall
Joseph Marshall	Director	March 1, 2012

/s/ Paul G. Savas
Paul G. Savas	Director	March 1, 2012

/s/ Bruce Slovin
Bruce Slovin	Director	March 1, 2012

/s/ Andrew Stern
Andrew Stern	Director	March 1, 2012

/s/ Frances Fragos Townsend
Frances Fragos Townsend	Director	March 1, 2012

/s/ Michael Weiner, M.D.
Michael Weiner, M.D.	Director	March 1, 2012