Form 10-Q
period 2012-03-31
SIGA TECHNOLOGIES INC
filed 2012-05-07
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2012
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

As of April 16, 2012 the registrant had outstanding 51,638,352 shares of common stock.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$42,588,476	$49,256,930
Accounts receivable	1,932,610	2,637,103
Inventory	923,195	—
Prepaid expenses	460,242	356,898
Deferred tax assets	731,807	727,772
Total current assets	46,636,330	52,978,703

Property, plant and equipment, net	899,036	818,992
Accounts receivable	1,731,670	—
Deferred costs	1,506,692	250,072
Goodwill	898,334	898,334
Other assets	277,844	285,345
Deferred tax assets, net	37,077,715	35,149,031
Total assets	$89,027,621	$90,380,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,903,352	$2,278,316
Accrued expenses and other current liabilities	3,235,129	4,644,461
Total current liabilities	7,138,481	6,922,777

Deferred revenue	42,727,036	41,001,110
Common stock warrants	1,059,751	622,938
Other liabilities	152,384	147,586
Total liabilities	51,077,652	48,694,411
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 51,638,352 and 51,637,352 issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	5,164	5,164
Additional paid-in capital	150,868,007	150,551,211
Accumulated deficit	(112,923,202)	(108,870,309)
Total stockholders’ equity	37,949,969	41,686,066
Total liabilities and stockholders’ equity	$89,027,621	$90,380,477

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Research and development	$1,465,752	$1,696,721

Operating expenses
Selling, general and administrative	2,213,877	4,250,056
Research and development	4,464,538	3,566,278
Patent preparation fees	336,298	341,827
Total operating expenses	7,014,713	8,158,161
Operating loss	(5,548,961)	(6,461,440)
(Increase) decrease in fair value of common stock warrants	(436,813)	1,762,958
Other income (loss), net	162	(2,793)
Loss before income taxes	(5,985,612)	(4,701,275)
Benefit from income taxes	1,932,719	—
Net loss	$(4,052,893)	$(4,701,275)
Loss per share	$(0.08)	$(0.09)
Weighted average shares outstanding: basic and diluted	51,637,770	49,959,345

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,052,893)	$(4,701,275)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other amortization	103,354	165,182
Increase (decrease) in fair value of warrants	436,813	(1,762,958)
Stock based compensation	315,106	1,181,252
Changes in assets and liabilities:
Accounts receivable	(1,027,177)	1,756,903
Inventory	(923,195)	—
Deferred costs	(1,256,620)	—
Prepaid expenses	(103,344)	(5,819)
Other assets	7,501	25,876
Deferred income taxes, net	(1,932,719)	—
Accounts payable, accrued expenses and other current liabilities	215,704	(954,394)
Deferred revenue	1,725,926	(22,610)
Other liabilities	4,798	12,887
Net cash used in operating activities	(6,486,746)	(4,304,956)
Cash flows from investing activities:
Capital expenditures	(183,398)	(43,509)
Proceeds from maturity of short term investments	—	15,000,000
Purchases of short term investments	—	(14,994,381)
Net cash used in investing activities	(183,398)	(37,890)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,690	1,846,708
Net cash provided by financing activities	1,690	1,846,708
Net decrease in cash and cash equivalents	(6,668,454)	(2,496,138)
Cash and cash equivalents at beginning of period	49,256,930	6,332,053
Cash and cash equivalents at end of period	$42,588,476	$3,835,915

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$—	$970,816

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2011, included in the 2011 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2011 Annual Report on Form 10-K filed on March 1, 2012. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2011 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full year.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company has limited capital resources and may need additional funds in the future to complete the development of its products. Management plans to fund future development work and operations through sources of cash that may include: collaborative agreements, strategic alliances, research grants, future equity and debt financing, procurement contracts and cash and investments on hand. There is no assurance that the Company would be successful in obtaining future financing on commercially reasonable terms. Management believes that existing funds combined with cash flows primarily from its procurement contract with the Biomedical Advance Research and Development Authority (“BARDA,” and such contract, the “BARDA Contract”) (refer to Note 2) and continuing government grants and contracts (collectively, “Grants”) will be sufficient to support its operations for at least the next twelve months. The success of the Company is dependent upon generating commercial sales and the Company’s ability to fund future business activities. If the Company is unable to achieve profitable operations and/or raise adequate capital , future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to current period presentation.

Concentration of Credit Risk
The Company has cash in bank accounts that exceed Federal Deposit Insurance Corporation ("FDIC") insured limits. However, Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act provides temporary unlimited FDIC coverage through at least December 31, 2012. The Company has not experienced any losses on its cash accounts. No allowance has been provided for potential credit losses because management believes that any such losses would be minimal, if any. The Company’s accounts payable consist of trade payables due to creditors.

2. Procurement Contract and Research Agreements

Procurement Contract
In May 2011, the Company signed the BARDA Contract pursuant to which SIGA agreed to deliver two million courses of ST-246® to the U.S. Strategic National Stockpile (the “Strategic Stockpile”). The five-year base contract award is worth approximately $435 million, and the BARDA Contract also includes various options to be exercised at BARDA’s discretion. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of ST-246; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of ST-246. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use ST-246 for smallpox prophylaxis. As described in Note 11, the amount of profits SIGA is likely to retain pursuant to the BARDA Contract is dependent upon resolution of a pending dispute.

In the fourth quarter of 2011, SIGA received approximately $41 million in advance payments under the BARDA Contract. The terms of the BARDA Contract require that the Company meet various performance conditions and delivery requirements (collectively, the “Conditions”). The advance payments are refundable if SIGA fails to fulfill the Conditions. These amounts are recorded as deferred revenue as of March 31, 2012 and December 31, 2011. In accordance with generally accepted accounting principles, the Company will not be able to recognize revenue under the BARDA Contract until the Conditions have been satisfied. Direct costs incurred by the Company to fulfill the requirements under the BARDA Contract are being deferred and will be recognized as an expense over the same period that the related deferred revenue is recognized as revenue. As of March 31, 2012 and December 31, 2011, deferred direct costs under the BARDA Contract of approximately $1.5 million and $250,000, respectively, are included in deferred costs on the condensed consolidated balance sheets.

As of March 31, 2012, the Company recorded $1.7 million as accounts receivable and deferred revenue, respectively, for services provided under the BARDA Contract; in accordance with the BARDA Contract, payment to SIGA will occur once the Company meets minimum delivery thresholds. Amounts are recorded as deferred revenue under the BARDA Contract until such time that the Conditions are satisfied.

Research Agreements
The Company obtains funding from the Grants it obtains from National Institutes of Health and BARDA to support its research and development activities. Currently, the Company has four active Grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $26.5 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. The Grants contain customary terms and conditions including the U.S. Government’s right to terminate a grant for convenience.

3. Stock Compensation Plans

The Company's 2010 Stock Incentive Plan (the “2010 Plan”) was initially adopted in May 2010. The 2010 Plan provided for the issuance of stock options, restricted stock and unrestricted stock with respect to an aggregate of 2,000,000 shares of the Common Stock to employees, consultants and outside directors of the Company. On May 17, 2011, the 2010 Plan was amended to provide for the issuance of restricted stock units (“RSUs”) and on February 2, 2012 the 2010 Plan was amended to provide for the issuance of stock appreciation rights (“SARs”). During the three months ended March 31, 2012, the Company granted RSUs and SARs under the 2010 Plan as described below. For the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation expense, including stock options, SARS and RSUs, of approximately $0.3 million and $1.2 million, respectively.

Stock Appreciation Rights
During the three months ended March 31, 2012, the Company granted 1.4 million shares of stock-settled share appreciation rights (“SSARs”) at a weighted average grant-date fair value of $0.68 per share. The exercise price of a SSAR is equal to the closing market price on the date of grant. The granted SSARs vest in equal annual installments over a period of three years and expire no later than seven years from the date of grant.

The appreciation of each SSAR was capped at a determined maximum value. As these instruments are stock-settled, value will be provided in the form of SIGA stock. Due to the cap on value, of the 1.4 million SSARs granted, the maximum number of shares that could be issued is 462,854.

As of March 31, 2012, $0.9 million of total remaining unrecognized stock-based compensation cost for SSARs is expected to be recognized over the weighted-average remaining requisite service period of 1.5 years.

The fair value of granted SSARs has been estimated utilizing a Monte Carlo method. The Monte Carlo method is a statistical simulation technique used to provide the grant-date fair value of an award. As the issued SSARs were capped at maximum values, such attribute was considered in the simulation. The following table presents the weighted-average assumptions utilized in the valuations:

Expected volatility	71%
Expected life from grant date	4.5 years
Expected dividend yield	—%
Risk-free interest rate	0.61%

The Company calculates the expected volatility using a combination of SIGA’s historical volatility and the volatility of a group of comparable companies. The expected life from grant date was estimated based on the expectation of exercise behavior in consideration of the maximum value and contractual term of the SSARs. The dividend yield assumption is based on the Company’s intent not to issue a dividend in the foreseeable future. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the SSARs.

Restricted Stock Awards/Restricted Stock Units
During the three months ended March 31, 2012, the Company granted 310,000 RSUs at a weighted-average grant-date fair value of $2.97 per share. The shares awarded vest in equal annual installments over a three year period.

As of March 31, 2012, $0.9 million of total remaining unrecognized stock-based compensation cost for RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.5 years.

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

The following is a reconciliation of the basic and diluted net loss per share computation:

	Three Months Ended March 31,
	2012	2011
Net loss	$(4,052,893)	$(4,701,275)
Weighted-average shares	51,637,770	49,959,345
Loss per share: basic and diluted	$(0.08)	$(0.09)

The Company incurred losses for the three months ended March 31, 2012 and 2011 and as a result, certain equity instruments are excluded from the calculation of diluted loss per share as the effect of such shares is anti-dilutive, as follows:

	Three Months Ended March 31,
	2012	2011
Stock Options:
Weighted average number	2,816,206	4,538,650
Weighted average exercise price	4.37	3.51

Stock-Settled Stock Appreciation Rights:
Weighted average number	295,006	—
Weighted average exercise price	3.53	—

Restricted Stock Units:
Weighted average number	109,011	—

Warrants:
Weighted average number	2,292,660	2,502,369
Weighted average exercise price	3.28	3.22
As discussed in Note 3, the appreciation of each SSAR was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

5. Fair Value Measurements

The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as liabilities are recorded at their fair value as of each reporting period.

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At March 31, 2012 and December 31, 2011, the fair value of such warrants was $1,059,751 and $622,938, respectively, classified as non-current common stock warrants on the balance sheet.

As of March 31, 2011, the Company held approximately $15.0 million in United States Treasury Bills, classified as a Level 1 security. For the three months ended March 31, 2012 and 2011, SIGA did not hold any Level 3 securities.

6. Related Party Transactions

On December 1, 2009, the Company entered into an Office Service Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. In June 2011, the Office Services Agreement was amended due to expanded use of space by the Company. This amendment increased the Company’s monthly payment to $11,000 per month. An amendment in February 2012 increased the monthly payment to $12,000 to appropriately reflect expanded use of space. During the three months ended March 31, 2012 and 2011, the Company paid $36,000 and $25,000, respectively, under the Office Services Agreement. The Office Service Agreement is cancelable upon 60 days notice by SIGA or the affiliate.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended March 31, 2012 and 2011, the Company incurred costs of $471,000 and $1.2 million, respectively, related to services provided by the outside counsel. On March 31, 2012, the Company’s outstanding payables included $358,000 payable to the outside counsel.

7. Inventory

Inventories are stated at the lower of cost or estimated realizable value. The Company capitalizes inventory costs associated with the Company’s products when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment periodically to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of goods sold to write down such unmarketable inventory to its estimated realizable value.

As of March 31, 2011, the Company has $923,000 of work in-process inventory. The value of such in-process inventory represents the costs incurred to manufacture ST-246 under the BARDA Contract. Certain of the existing units of ST-246 was initially manufactured prior to the point at which future commercialization was probable; thus, such cost was expensed as research and development in those respective periods. Additional costs incurred to complete production of courses of ST-246 will be recorded as inventory.

8. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Vacation	$282,727	$222,706
Bonus	359,250	1,067,000
Legal	175,000	160,000
Loss contingency	2,050,000	2,050,000
Other	368,152	1,144,755
Total	$3,235,129	$4,644,461

9. Income Taxes

Deferred tax assets, net were $37.8 million at March 31, 2012 and $35.9 million at December 31, 2011, respectively, net of valuation allowances of $4.6 million and $4.6 million. For the three months ended March 31, 2012, the Company incurred net losses for tax purposes and, consequently, recognized income tax benefit of $1.9 million. For the three months ended March 31, 2011, the Company incurred net losses for tax purposes and recognized a full valuation allowance against tax assets.

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
10. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance, which amended guidance on how to test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill quantitative impairment test. The updated guidance is effective for annual impairment tests performed in fiscal years beginning after December 15, 2011. SIGA adopted this guidance beginning in 2012 and expects that it will not have a material impact on its condensed consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective during interim and annual period beginning after December 15, 2011. SIGA adopted this guidance beginning in 2012; it does not have a material impact on the condensed consolidated financial statements.

In June 2011, the FASB issued accounting guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued updated accounting guidance which defers requirements regarding reclassifications of items out of comprehensive income on the face of the income statement while retaining other requirements of the initial guidance. These standards are effective for SIGA beginning in the first quarter of fiscal year 2012.  The adoption of this guidance does not have a material impact on the condensed consolidated financial statements.

11. Commitments and Contingencies

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against SIGA in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asks the Court to demand SIGA enter into a license agreement with PharmAthene with respect to ST-246, as well as issue a declaration that SIGA is obliged to execute such a license agreement, and award damages resulting from SIGA’s supposed breach of that obligation. PharmAthene also alleges that SIGA breached an obligation to negotiate such a license agreement in good faith, as well as seeks damages for promissory estoppel and unjust enrichment based on supposed information, capital and assistance that PharmAthene allegedly provided to SIGA during the negotiation process. A trial was held on PharmAthene’s claims in January 2011.

In September 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by the present value of estimated future profits. However, the Court held that SIGA breached its duty to negotiate in good faith and was liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that SIGA achieves from sales of ST-246 after SIGA secures the first $40 million in net profits, for ten years following the first commercial sale. In addition, PharmAthene was awarded one-third of its reasonable attorney fees and expert witness expenses. Based on certain documents provided to the Court by PharmAthene, SIGA recorded a loss contingency of approximately $2.0 million for such attorney fees and expert witness expenses included in its accrued expenses as of March 31, 2012. The difference between the amount accrued and PharmAthene’s request for $2.7 million relates to amounts currently in dispute.
SIGA filed a motion for reargument in October 2011, requesting that the Court vacate its award of an equitable payment stream or equitable lien. In December 2011, the Court denied SIGA’s motion.
The timing and amount of payments to be made pursuant to the Court’s September 2011 ruling remain uncertain. Determination of these matters requires both clarification as to the application of the Court’s post-trial ruling with respect to each of the timing and amount of payments to SIGA for sales of ST-246 as well as other matters. Thus, the Company is unable to estimate the future profit share with respect to sales of ST-246, although the ruling will have a materially adverse impact on the Company unless the Company is successful in any subsequent appeal of the Court’s final judgment. The Company cannot assure the success of any such appeal.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

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

Commercial Product - ST-246

The Company’s lead product, ST-246, is an orally administered antiviral drug that targets orthopoxviruses. On May 13, 2011, SIGA signed the BARDA Contract pursuant to which we agreed to deliver two million courses of ST-246 to the Strategic Stockpile. The five-year base contract award is worth approximately $435 million, and the BARDA Contract also includes various options to be exercised at BARDA’s discretion. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of ST-246; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of ST-246. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use ST-246 for smallpox prophylaxis. As discussed in Part II, Item 1, “Legal Proceedings”, the amount of profits we are likely to retain pursuant to the BARDA Contract is dependent upon resolution of the pending dispute described in such section.

We believe ST-246 will be the first entirely new small-molecule drug delivered to the Strategic Stockpile under Project BioShield. FDA has designated ST-246 for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the “Results of Operations” section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock options and warrants, revenue recognition, impairment of assets and income taxes. Information regarding our critical accounting policies and estimates appear in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and filed on March 1, 2012. Other than the policies that follow, during the three months ended March 31, 2012, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Inventory
Inventories are stated at the lower of cost or estimated realizable value. The Company capitalizes inventory costs associated with the Company’s products when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment periodically to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to cost of goods sold to write down such unmarketable inventory to its estimated realizable value.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance which amended guidance on how to test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The updated guidance is effective for annual impairment tests performed in fiscal years beginning after December 15, 2011. We adopted this guidance beginning in 2012 and expect it will not have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective during interim and annual period beginning after December 15, 2011. We adopted this guidance beginning in 2012; it does not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued accounting guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued updated accounting guidance which defers requirements regarding reclassifications of items out of comprehensive income on the face of the income statement while retaining other requirements of the initial guidance. These standards are effective for us beginning in the first quarter of fiscal year 2012.  The adoption of this guidance does not have a material impact on our condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2012 and 2011

Revenues from Grants for the three months ended March 31, 2012 and 2011 were $1.5 million and $1.7 million, respectively. The decrease of $231,000, or 14%, is primarily attributable to a $191,000 decrease in revenue generated from our federal grants and contracts supporting the development of ST-246 and a $480,000 decrease related to the conclusion in late 2011 of two federal grants supporting development of a broad-spectrum antiviral. Revenue decreases from the aforementioned Grants was offset by revenue from a federal grant awarded in August 2011 to support development of a Lassa fever antiviral.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2012 and 2011 were $2.2 million and $4.3 million, respectively, reflecting a decrease of approximately $2.0 million or 48%. The decrease in SG&A expenses mainly relates to a $880,000 decrease in non-cash stock-based compensation and a decrease of $1.1 million in legal fees. In the three months ended March 31, 2011, legal expenses were elevated due to trial costs pertaining to the litigation brought by PharmAthene, Inc.

Research and development (“R&D”) expenses were $4.5 million for the three months ended March 31, 2012, an increase of approximately $900,000 or 25% from the $3.6 million incurred during the three months ended March 31, 2011. The increase was primarily due to an increase in expenses supporting development of ST-246, high-throughput screening, facilities and compensation.

During the three months ended March 31, 2012 and 2011, we incurred direct costs of $2.1 million and $1.0 million, respectively, on the development of ST-246. For the three months ended March 31, 2012, we spent approximately $298,000 on internal human resources dedicated to the drug’s development and $1.8 million mainly on manufacturing and clinical testing. During the three months ended March 31, 2011, we spent $396,000 on internal human resources dedicated to the drug’s development and $603,000 mainly on clinical testing. From inception of the ST-246 development program to-date, we invested a total of $47.0 million in the program, of which $8.6 million supported internal human resources and $38.7 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by BARDA, NIH and Department of Defense (“DoD”).

During the three months ended March 31, 2012, we spent approximately $619,000 to support the development of drug candidates for dengue fever, Lassa fever and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $262,000 was spent mainly on human resources and $357,000 was spent on chemistry and certain laboratory equipment. During the three months ended March 31, 2011, we spent $300,000 for the development of drug candidates for dengue fever and Lassa fever, of which $114,000 was spent mainly on human resources and $186,000 was spent mainly on the optimization and chemistry of the lead antiviral compounds. From inception of these programs to date, we spent a total of $10.9 million related to the programs, of which $3.6 million, $7.0 million and $250,000 were expended on internal human resources, pre-clinical work and equipment, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by BARDA,

NIH and DoD.

During the three months ended March 31, 2012 and 2011, we spent approximately $4,000 and $397,000, respectively, to support the development of a broad-spectrum antiviral drug candidate. During the three months ended March 31, 2011, we spent $397,000 to support the development of a broad-spectrum antiviral drug candidate, of which $83,000 was spent mainly on internal human resources and $314,000 mainly on the optimization and chemistry of lead antiviral compounds. From the inception of our program to develop a broad-spectrum antiviral drug to-date, we have spent a total of $2.5 million related to the program, of which $1.0 million was mainly expended on internal human resources and $1.5 million was expended to support medicinal chemistry and the optimization of lead antiviral compounds, respectively. These resources reflect expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by BARDA, NIH and DoD.

Patent preparation expenses for the three months ended March 31, 2012 and 2011 were $336,000 and $342,000, respectively, mainly as a result of our continuing efforts to protect our drug candidates in expanded geographic territories.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the three months ended March 31, 2012 and 2011, we recorded a loss of $437,000 and a gain of $1.8 million, respectively, reflecting changes in the fair market value of warrants and rights to purchase common stock during the respective years. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities.

Other income for the first quarters of 2012 and 2011 consists of interest income on our cash and cash equivalents.

For the three months ended March 31, 2012, the benefit from income taxes of $1.9 million mainly reflects the tax benefit from net losses. If the current estimates of future taxable income are reduced or not realized, for example, based on the ultimate outcome of the pending dispute described in Part II, Item 1, “Legal Proceedings” the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

Liquidity and Capital Resources

On March 31, 2012, we had $42.6 million in cash and cash equivalents.

Operating activities
Net cash used in operations for the three months ended March 31, 2012 and 2011 was $6.5 million and $4.3 million, respectively. The increase in net cash used in operating activities was primarily due to (i) an increase in expenditures relating to research and development and manufacturing under the BARDA Contract and (ii) working capital activity.

Investing activities
Capital expenditures during the three months ended March 31, 2012 and 2011 were approximately $183,000 and $44,000, respectively.

Financing activities
Cash provided by financing activities was $2,000 and $1.8 million, during the three months ended March 31, 2012 and 2011, respectively, from exercises of options and warrants to purchase common stock.

Other
We have incurred cumulative net losses and expect to incur additional expenses to perform further research and development activities. We may need additional funds to complete the development of our products in the future. We plan to fund future development work and operations through sources of cash that may include: collaborative agreements, strategic alliances, research grants, future equity and debt financing, procurement contracts and cash and investments on hand. There is no assurance that we would be successful in obtaining future financing on commercially reasonable terms. We believe that our existing funds combined with cash flows primarily from the BARDA Contract (refer to Note 2 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q) and continuing government Grants will be sufficient to support our operations for at least the next twelve months. As discussed in Part II, Item 1, “Legal Proceedings”, our ability to support our operations may be adversely affected by the resolution of the pending dispute described in such section. Our success is dependent upon generating commercial sales and our ability to fund future business activities. If we are unable to achieve profitable operations and/or raise adequate capital, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Safe Harbor Statement

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to the safety and efficacy of our products, the progress of our development programs and timelines for bringing products to market, the enforceability of the BARDA Contract and the resolution of our ongoing litigation with PharmAthene, Inc. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated or current government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii)  the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or cancelled at the request or requirement of the U.S. government, (x) the risk that the adverse portions of the post-trial decision by the Delaware Chancery Court in the litigation brought by PharmAthene, Inc. will be upheld in further proceedings, including any appeal, or that the favorable portions will be modified, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xiii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including SIGA’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2011, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission’s Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements are current only as of the date on which such statements were made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents and from time-to-time, short-term investments. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“the "Exchange Act”). Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective as of March 31, 2012 at a reasonable level of assurance.

     Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

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

In September 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by present value of estimated future profits. However, the Court held that we breached our duty to negotiate in good faith and were liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that we achieve from sales of ST-246 after we secure the first $40 million in net profits, for ten years following the first commercial sale. In addition, PharmAthene was awarded one-third of its reasonable attorney fees and expert witness expenses. Based on certain documents provided to the Court by PharmAthene, we recorded a loss contingency of approximately $2.0 million for such attorney fees and expert witness expenses. The difference between the amount accrued and PharmAthene’s request for $2.7 million relates to amounts currently in dispute.

We filed a motion for reargument in October 2011, requesting that the Court vacate its award of an equitable payment stream or equitable lien. In December 2011, the Court denied our motion.

The timing and amount of payments to be made pursuant to the Court’s September 2011 ruling remain uncertain. Determination of these matters requires both clarification as to the application of the Court’s post-trial ruling with respect to each of the timing and amount of payments to us for sales of ST-246. Thus, we are unable to estimate the future profit share with respect to sales of ST-246, although the ruling will have a materially adverse impact on the Company unless we are successful in any subsequent appeal of the Court’s final judgment. We cannot assure the success of any such appeal.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2011 Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Amendment 0002 of Solicitation/Modification of Contract dated September 28, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

10.2
Amendment 0003 of Solicitation/Modification of Contract dated October 7, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

10.3
Amendment 0004 of Solicitation/Modification of Contract dated January 25, 2012, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

10.4
Amendment 0005 of Solicitation/Modification of Contract dated February 7, 2012, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 7, 2012	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)