Form 10-Q
period 2012-09-30
SIGA TECHNOLOGIES INC
filed 2012-11-05
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012
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

As of October 30, 2012 the registrant had outstanding 51,642,520 shares of common stock.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$22,671,928	$49,256,930
Accounts receivable	1,095,324	2,637,103
Inventory	17,357,337	—
Prepaid expenses	675,205	356,898
Deferred tax assets	740,439	727,772
Total current assets	42,540,233	52,978,703

Property, plant and equipment, net	774,739	818,992
Accounts receivable	2,614,926	—
Deferred costs	2,397,811	250,072
Goodwill	898,334	898,334
Other assets	1,625,800	285,345
Deferred tax assets, net	41,200,149	35,149,031
Total assets	$92,051,992	$90,380,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,613,539	$2,278,316
Accrued expenses and other current liabilities	5,183,230	4,644,461
Total current liabilities	15,796,769	6,922,777

Deferred revenue	43,603,902	41,001,110
Common stock warrants	749,771	622,938
Other liabilities	161,980	147,586
Total liabilities	60,312,422	48,694,411
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 51,642,520 and 51,637,352 issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	5,164	5,164
Additional paid-in capital	151,944,558	150,551,211
Accumulated deficit	(120,210,152)	(108,870,309)
Total stockholders’ equity	31,739,570	41,686,066
Total liabilities and stockholders’ equity	$92,051,992	$90,380,477

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Research and development	$2,289,820	$3,577,948	$6,456,736	$7,765,725

Operating expenses
Selling, general and administrative	3,138,711	3,968,605	8,827,280	17,569,201
Research and development	4,170,031	5,170,413	13,817,086	12,572,078
Patent preparation fees	376,877	482,074	1,089,495	1,236,949
Total operating expenses	7,685,619	9,621,092	23,733,861	31,378,228
Operating loss	(5,395,799)	(6,043,144)	(17,277,125)	(23,612,503)
Decrease (increase) in fair value of common stock warrants	(15,032)	4,726,054	(126,833)	8,528,863
Other income, net	94	329	330	12,429
Loss before income taxes	(5,410,737)	(1,316,761)	(17,403,628)	(15,071,211)
Benefit from income taxes	2,470,346	1,527,275	6,063,785	34,422,376
Net income (loss)	$(2,940,391)	$210,514	$(11,339,843)	$19,351,165
Basic earnings (loss) per share	$(0.06)	$—	$(0.22)	$0.38
Diluted earnings (loss) per share	$(0.06)	$—	$(0.22)	$0.20
Weighted average shares outstanding: basic	51,639,811	50,806,284	51,638,648	50,739,475
Weighted average shares outstanding: diluted	51,639,811	51,987,254	51,638,648	54,324,977

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(11,339,843)	$19,351,165
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and other amortization	307,708	465,268
Increase (decrease) in fair value of warrants	126,833	(8,528,863)
Stock based compensation	1,383,770	10,753,041
Changes in assets and liabilities:
Accounts receivable	(1,073,147)	1,293,850
Inventory	(17,357,337)	—
Deferred costs	(2,147,739)	—
Accrued interest on short-term investments	—	(7,722)
Prepaid expenses	(318,307)	14,926
Other assets	7,501	(91,100)
Deferred income taxes, net	(6,063,785)	(34,422,376)
Accounts payable, accrued expenses and other current liabilities	8,873,992	(567,424)
Deferred revenue	2,602,792	—
Other liabilities	14,394	83,699
Net cash used in operating activities	(24,983,168)	(11,655,536)
Cash flows from investing activities:
Capital expenditures	(263,455)	(113,546)
Collateral for surety bond	(1,347,956)	—
Proceeds from maturity of short term investments	—	40,000,000
Purchases of short term investments	—	(24,992,928)
Net cash (used in) provided by investing activities	(1,611,411)	14,893,526
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	9,577	3,933,851
Repurchase of common stock	—	(1,093,936)
Net cash provided by financing activities	9,577	2,839,915
Net increase (decrease) in cash and cash equivalents	(26,585,002)	6,077,905
Cash and cash equivalents at beginning of period	49,256,930	6,332,053
Cash and cash equivalents at end of period	$22,671,928	$12,409,958

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$—	$970,816

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s consolidated audited financial statements and notes thereto for the year ended December 31, 2011, included in the 2011 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2011 Annual Report on Form 10-K filed on March 1, 2012. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2011 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full year.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred cumulative net losses and expects to incur additional losses to perform further research and development activities. The Company has limited capital resources and may need additional funds in the future to complete the development of its products. Management plans to fund future development work and operations through sources of cash that may include: collaborative agreements, strategic alliances, research grants, future equity and debt financing, procurement contracts, and cash and investments on hand. There is no assurance that the Company would be successful in obtaining future financing on commercially reasonable terms. Management believes that existing funds combined with cash flows primarily from its procurement contract with the United States Department of Health and Human Services (“HHS”) through the Biomedical Advanced Research and Development Authority (“BARDA,” and such contract, the “BARDA Contract”) (as described in Note 2) and continuing government grants and contracts (collectively, “Grants”) will be sufficient to support its operations for at least the next twelve months. The success of the Company is dependent upon generating commercial sales and the Company’s ability to fund future business activities. If the Company is unable to achieve profitable operations and/or raise adequate capital, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Reclassifications
Certain reclassifications have been made to prior period amounts to conform to current period presentation.

Concentration of Credit Risk
The Company has cash in bank accounts that exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. However, Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act provides temporary unlimited FDIC coverage through at least December 31, 2012. The Company has not experienced any losses on its cash accounts. No allowance has been provided for potential credit losses because management believes that any such losses would be minimal, if any. The Company’s accounts payable consist of trade payables due to creditors.

2. Procurement Contract and Research Agreements

Procurement Contract
In May 2011, the Company signed the BARDA Contract pursuant to which SIGA agreed to deliver two million courses of ST-246® to the U.S. Strategic National Stockpile (the “Strategic Stockpile”). The five-year base contract is worth approximately $435 million, and the BARDA Contract also includes various options to be exercised at BARDA’s discretion. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of ST-246; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of ST-246. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use ST-246 for smallpox prophylaxis. As described in Note 11, the amount of profits SIGA is likely to retain pursuant to the BARDA Contract is subject to the judgment entered by the Delaware Court of Chancery in PharmAthene’s action against SIGA and the outcome of the pending appeal and cross-appeal.

In the fourth quarter of 2011, SIGA received approximately $41 million in advance payments under the BARDA Contract. The terms of the BARDA Contract require that the Company meets various performance conditions and delivery requirements (collectively, the “Conditions”). The advance payments are refundable if SIGA fails to fulfill the Conditions.

The advanced payment is recorded as deferred revenue as of September 30, 2012 and December 31, 2011. In accordance with generally accepted accounting principles, the Company will not be able to recognize revenue under the BARDA Contract until the Conditions have been satisfied. Direct costs incurred by the Company to fulfill the requirements under the BARDA Contract are being deferred and will be recognized as expenses over the same period that the related deferred revenue is recognized as revenue. As of September 30, 2012 and December 31, 2011, deferred direct costs under the BARDA Contract of approximately $2.4 million and $250,000, respectively, are included in deferred costs on the condensed consolidated balance sheets.

As of September 30, 2012, the Company recorded $2.6 million as accounts receivable and deferred revenue, respectively, for services provided under the BARDA Contract; in accordance with the BARDA Contract, payment to SIGA will occur once the Company meets minimum delivery thresholds. Amounts are recorded as deferred revenue under the BARDA Contract until such time that the Conditions are satisfied.

In October 2012, SIGA received U.S. Food and Drug Administration (“FDA”) concurrence on its product labeling strategy and in accordance with the BARDA Contract, is entitled to a milestone payment of $12.3 million. SIGA has invoiced BARDA for the $12.3 million milestone and receipt is expected during the fourth quarter.

Research Agreements
The Company obtains funding from the Grants it obtains from the National Institutes of Health and BARDA to support its research and development activities. Currently, the Company has four active Grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding of approximately $21.6 million for specific projects. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. The Grants contain customary terms and conditions including the U.S. Government’s right to terminate a grant for convenience.

3. Stock Compensation Plans

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) was initially adopted in May 2010. The 2010 Plan provided for the issuance of stock options, restricted stock and unrestricted stock with respect to an aggregate of 2,000,000 shares of the Common Stock to employees, consultants, and outside directors of the Company. On May 17, 2011, the 2010 Plan was amended to provide for the issuance of restricted stock units (“RSUs”) and on February 2, 2012 the 2010 Plan was amended to provide for the issuance of stock appreciation rights (“SARs”). Effective April 25, 2012, the 2010 Plan was amended to increase the maximum number of shares of Common Stock available for issuance to an aggregate of 4,500,000 shares. During the nine months ended September 30, 2012, the Company granted RSUs and SARs under the 2010 Plan as described below. For the nine months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense, including stock options, SARS and RSUs, of approximately $1.4 million and $10.8 million, respectively.

Stock Appreciation Rights
During the nine months ended September 30, 2012, the Company granted 1.4 million shares of stock-settled stock appreciation rights (“SSARs”) at a weighted average grant-date fair value of $0.68 per share. The exercise price of a SSAR is equal to the closing market price on the date of grant. The granted SSARs vest in equal annual installments over a period of three years and expire no later than seven years from the date of grant.

The appreciation of each SSAR was capped at a determined maximum value. As these instruments are stock-settled, value will be provided in the form of SIGA stock. Due to the cap on value, of the 1.4 million SSARs granted, the maximum number of shares that could be issued is 462,854. As of September 30, 2012, the $748,000 remaining unrecognized stock-based compensation cost for SSARs is expected to be recognized over the remaining requisite service period.

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

Restricted Stock Awards/Restricted Stock Units
During the nine months ended September 30, 2012, the Company granted 460,000 RSUs at a weighted-average grant-date fair value of $2.82 per share. RSUs awarded to employees vest in equal annual installments over a three-year period and RSUs awarded to Directors vest over a one-year period. As of September 30, 2012, the $983,000 remaining unrecognized stock-based compensation cost for RSUs is expected to be recognized over the remaining requisite service period.

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

The following is a reconciliation of the basic and diluted earning (loss) per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income for basic earnings per share	$(2,940,391)	$210,514	$(11,339,843)	$19,351,165
Change in fair value of warrants	—	—	—	8,528,863
Net (loss) income, adjusted for change in fair value of warrants for diluted earnings per share	$(2,940,391)	$210,514	$(11,339,843)	$10,822,302
Weighted-average shares	51,639,811	50,806,284	51,638,648	50,739,475
Effect of potential common shares	—	1,180,970	—	3,585,502
Weighted-average shares: diluted	51,639,811	51,987,254	51,638,648	54,324,977
(Loss) earning per share: basic	$(0.06)	$—	$(0.22)	$0.38
(Loss) earning per share: diluted	$(0.06)	$—	$(0.22)	$0.20

For the three and nine months ended September 30, 2011, the diluted earnings per share calculation reflects any effect of the assumed exercise of outstanding warrants and any corresponding elimination of the benefit included in operating results from the change in fair value of the warrants. Diluted shares outstanding include the dilutive effect of in-the-money options and warrants, unvested restricted stock and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.

The Company incurred losses for the three and nine months ended September 30, 2012, whereas for the three and nine months ended September 30, 2011, the Company had net income. For all periods presented, certain equity instruments are excluded from the calculation of diluted loss per share as the effect of such shares is anti-dilutive, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock Options:
Weighted average number	2,942,484	634,668	2,847,532	484,168
Weighted average exercise price	$4.28	$10.33	$4.35	$10.74

Stock-Settled Stock Appreciation Rights:
Weighted average number	462,528	—	408,345	—
Weighted average exercise price	$3.53	$—	$3.53	$—

Restricted Stock Units:
Weighted average number	460,000	83,370	314,416	—

Warrants:
Weighted average number	2,253,902	1,094,219	2,266,774	—
Weighted average exercise price	$3.30	$3.26	$3.29	$—
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

The measurement of fair value requires the use of techniques based on observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The inputs create the following fair value hierarchy:

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the remaining contractual life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At September 30, 2012 and December 31, 2011, the fair value of such warrants was $749,771 and $622,938, respectively, classified as non-current common stock warrants on the balance sheet.

For the three and nine months ended September 30, 2012 and 2011, SIGA did not hold any Level 3 securities.

6. Related Party Transactions

On December 1, 2009, the Company entered into an Office Services Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. In June 2011, the Office Services Agreement was amended due to expanded use of space by the Company. This amendment increased the Company’s monthly payment to $11,000 per month. An amendment in February 2012 increased the monthly payment to $12,000 to appropriately reflect expanded use of space. The Office Services Agreement is cancelable upon 60 days notice by SIGA or the affiliate.

On June 19, 2012, certain warrants to purchase 247,272 shares of SIGA common stock held by M&F were amended to extend expiration from June 19, 2012 to June 19, 2014. The modification of the warrants resulted in an expense of $257,000 recorded immediately upon modification.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the nine months ended September 30, 2012 and 2011, the Company incurred costs of $1.3 million and $2.0 million, respectively, related to services provided by the outside counsel. On September 30, 2012, the Company’s outstanding payables included $432,000 payable to the outside counsel.

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

As of September 30, 2012, the Company has $17.4 million of work in-process inventory. The value of such in-process inventory represents the costs incurred to manufacture ST-246 under the BARDA Contract. Certain of the existing units of ST-246 were initially manufactured prior to the point at which future commercialization was probable; thus, such cost was expensed as research and development in those respective periods. Additional costs incurred to complete production of courses of ST-246 will be recorded as inventory.

8. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Loss contingency	$2,457,042	$2,050,000
Bonus	1,212,571	1,067,000
Professional fees	926,687	339,200
Vacation	308,780	222,706
Other	278,150	965,555
Total	$5,183,230	$4,644,461

Refer to Note 11 for discussion on the loss contingency.

9. Income Taxes

Deferred tax assets, net were $41.9 million on September 30, 2012 and $35.9 million on December 31, 2011, respectively, net of valuation allowances of $4.6 million and $4.6 million, respectively. For the three and nine months ended September 30, 2012, the Company incurred net losses for tax purposes and consequently, recognized an income tax benefit of $2.5 million and $6.1 million, respectively. For the three months ended September 30, 2011, the Company recorded an income tax benefit of approximately $1.5 million due to net losses. For the nine months ended September 30, 2011, the Company recorded an income tax benefit of $34.4 million primarily due to net losses as well as a partial reduction of its valuation allowance as a significant portion of its deferred tax assets became realizable on a more likely than not basis primarily as a result of the execution of the BARDA Contract and forecasts of pre-tax earnings.

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
10. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance, which amended guidance on how to test goodwill for impairment. This update permits an entity first to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill quantitative impairment test. The updated guidance is effective for annual impairment tests performed in fiscal years beginning after December 15, 2011. SIGA adopted this guidance beginning in 2012 and expects that it will not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective during interim and annual periods beginning after December 15, 2011. SIGA adopted this guidance beginning in 2012 and it does not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued accounting guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued updated accounting guidance which defers requirements regarding reclassifications of items out of comprehensive income on the face of the income statement while retaining other requirements of the initial guidance. These standards are effective for SIGA beginning in the first quarter of fiscal year 2012.  The adoption of this guidance does not have a material impact on the consolidated financial statements.

11. Commitments and Contingencies

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against SIGA in the Delaware Court of Chancery (the “Court” or “Court of Chancery”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asked the Court to order the Company to enter into a license agreement with PharmAthene with respect to ST-246, to declare that the Company is obliged to execute such a license agreement, and to award damages resulting from the Company’s supposed breach of that obligation. PharmAthene also alleged that the Company breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on supposed information, capital, and assistance that PharmAthene allegedly provided to the Company during the negotiation process. The Court tried the case in January 2011.

In September 2011, the Court issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by the present value of estimated future profits. Nevertheless, the Court held that the Company breached its duty to negotiate in good faith and was liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that the Company achieves from sales of ST-246 after the Company secures $40 million in net profits, for ten years following the first commercial sale. In addition, the Court awarded PharmAthene one-third of its reasonable attorneys’ fees and expert witness expenses.
In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provides that (a) net profits will be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company’s financial statements, (b) the net profits calculation will take into account expenses relating to ST-246 commencing with the Company’s acquisition of ST-246 in August 2004, and (c) PharmAthene may recover $2.4 million of attorneys’ fees and expenses. As of September 30, 2012, SIGA has recorded a $2.5 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million as collateral for the surety bond which is recorded in other assets as of September 30, 2012.

On July 27, 2012, the Company filed its opening brief on appeal, identifying the following points of error:  (a) the Court of Chancery erred in holding that the Company breached its obligation to negotiate in good faith following the termination of the PharmAthene merger in 2006; (b) the Court of Chancery erred in holding that PharmAthene’s assistance enriched the Company and that PharmAthene is consequently entitled to relief under the doctrine of promissory estoppel; (c) the Court of Chancery erred in awarding relief in the form of an equitable payment stream; and (d) the Court of Chancery erred in awarding PharmAthene a portion of its attorneys’ fees, expenses and expert witness costs.

On August 26, 2012, PharmAthene filed its opening brief, answering with respect to the Company’s appeal and arguing in support of PharmAthene’s cross appeal. With respect to the latter, PharmAthene claimed that the Court of Chancery erred in not finding that there was a binding license agreement and should have awarded either specific performance or expectation damages. On September 27, 2012, the Company filed its final brief in response. On October 8, 2012, PharmAthene filed its final brief in response. The appeal and cross-appeal have been set for oral argument before the Supreme Court of Delaware, en banc, on January 10, 2013.

We expect that the Court of Chancery’s final order and judgment will have a materially adverse impact on the Company and its future results of operations unless the appeal and cross-appeal result in a materially positive change to the portion of the ruling awarding the equitable payment stream or equitable lien. The Company cannot assure success on the appeal and cross-appeal.

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

Overview

We are a pharmaceutical company specializing in the development of therapeutic solutions for some of the most lethal disease-causing pathogens - smallpox, Ebola, dengue, Lassa fever and other dangerous viruses. Our business is to discover, develop, manufacture and successfully commercialize drugs to prevent and treat these high-priority threats. Our mission is to create robust, modern countermeasures to dreaded viral diseases.

Commercial Product - ST-246

The Company’s lead product, ST-246, is an orally administered antiviral drug that targets orthopoxviruses. In May 2011, SIGA signed the BARDA Contract pursuant to which we agreed to deliver two million courses of ST-246 to the Strategic Stockpile. The five-year base contract is worth approximately $435 million, and the BARDA Contract also includes various options to be exercised at BARDA’s discretion. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of ST-246; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of ST-246. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use ST-246 for smallpox prophylaxis. As discussed in Part II, Item 1, “Legal Proceedings”, the amount of profits we are likely to retain pursuant to the BARDA Contract is subject to the judgment entered by the Delaware Court of Chancery in PharmAthene’s action against SIGA and the outcome of the pending appeal and cross-appeal.

We believe ST-246 will be the first entirely new small-molecule drug delivered to the Strategic Stockpile under Project BioShield. FDA has designated ST-246 for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the “Results of Operations” section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of certain financial instruments, revenue recognition, impairment of assets, and income taxes. Information regarding our critical accounting policies and estimates appear in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed on March 1, 2012. Other than the policies that follow, during the three and nine months ended September 30, 2012, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

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

Results of Operations

Three months ended September 30, 2012 and 2011

Revenues from Grants for the three months ended September 30, 2012 and 2011 were $2.3 million and $3.6 million, respectively. The $1.3 million decrease in revenue from federal grants was due to a $645,000 decrease in revenue from our federal Grants supporting the development of ST-246, a $478,000 decrease in revenue to support development of our dengue antiviral as we expended all available funds for the fiscal year, and a $301,000 decrease in revenue related to the conclusion in late 2011 of a grant supporting development of a broad-spectrum antiviral.

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2012 and 2011 were $3.1 million and $4.0 million, respectively, reflecting a decrease of approximately $830,000 or 21%. The decrease in SG&A expenses mainly relates to a $2.1 million decrease in non-cash stock-based compensation related to certain awards granted in 2011, partially offset by an increase of $780,000 in legal fees pertaining to litigation and a $535,000 increase in employee compensation.

Research and development (“R&D”) expenses were $4.2 million for the three months ended September 30, 2012, a decrease of approximately $1.0 million or 19% from the $5.2 million incurred during the three months ended September 30, 2011. The decrease was primarily due to a decrease in expenses related to the development of ST-246, a dengue fever antiviral and a broad-spectrum antiviral.

During the three months ended September 30, 2012 and 2011, we incurred $1.6 million and $2.1 million, respectively, for the development of ST-246. For the three months ended September 30, 2012, we spent $356,000 on internal human resources dedicated to the drug’s development and $1.3 million mainly on pre-clinical and clinical testing as well as regulatory activities. For the three months ended September 30, 2011, we spent $331,000 on internal human resources and $1.8 million mainly on clinical testing.

During the three months ended September 30, 2012, we spent $425,000 for the development of drug candidates for dengue fever and Lassa fever of which $303,000 was spent mainly on human resources and $122,000 was spent mainly on chemistry and certain laboratory equipment. For the three months ended September 30, 2011, we spent $513,000 for dengue fever, Lassa fever and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $255,000 was mainly for internal human resources and $258,000 was spent mainly on the optimization and chemistry of the lead antiviral compounds.

Patent preparation expenses for the three months ended September 30, 2012 and 2011 were $377,000 and $482,000, respectively. These expenses are incurred as a result of our continuing efforts to protect our drug candidates in expanded geographic territories.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the three months ended September 30, 2012 and 2011, we recorded a loss of $15,000 and a gain of $4.7 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective years. The warrants to purchase our common stock were recorded at fair market value and classified as liabilities.

Other income for the third quarters of 2012 and 2011 consists of interest income on our cash and cash equivalents.

For the three months ended September 30, 2012, the benefit from income taxes of $2.5 million mainly reflects the tax benefit from net losses and a decrease to the valuation allowance based on current estimates of pre-tax income. If the current estimates of future taxable income are reduced or not realized, for example, based on the judgment entered by the Delaware Court of Chancery in PharmAthene’s action against SIGA described in Part II, Item 1, “Legal Proceedings” and the outcome of the pending appeal and cross-appeal, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements for the period in which the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

Nine months ended September 30, 2012 and 2011

Revenues from Grants for the nine months ended September 30, 2012 and 2011 were $6.5 million and $7.8 million, respectively. The decrease in revenue was due to the cumulative impact of: a $1.1 million decrease in revenue from our federal Grants supporting the development of ST-246, a $1.2 million revenue decline related to the conclusion in late 2011 of two federal grants supporting development of a broad-spectrum antiviral, and an offsetting increase of $1.0 million related to development of our Lassa fever and dengue antivirals.

SG&A for the nine months ended September 30, 2012 and 2011 were $8.8 million and $17.6 million, respectively, reflecting a decrease of approximately $8.7 million or 50%. The decrease in SG&A expenses mainly relates to a $9.4 million decrease in non-cash stock-based compensation related to certain awards granted in 2011, partially offset by an increase of $407,000 in the loss contingency pertaining to litigation and a $400,000 increase in employee compensation expense.

R&D expenses were $13.8 million for the nine months ended September 30, 2012, an increase of approximately $1.2 million or 10% from the $12.6 million incurred during the nine months ended September 30, 2011. The increase was primarily due to an increase in expenses related to the development of Lassa fever antivirals and employee compensation.

During the nine months ended September 30, 2012 and 2011, we incurred direct costs of $6.1 million and $4.6 million, respectively, for the development of ST-246. For the nine months ended September 30, 2012, we spent approximately $1.0 million on internal human resources dedicated to the drug’s development and $5.1 million mainly on clinical testing. During the nine months ended September 30, 2011, we spent $1.2 million on internal human resources dedicated to the drug’s development and $3.4 million mainly on pre-clinical and clinical testing as well as regulatory activities. From inception of the ST-246 development program to-date, we have invested a total of $51.4 million in the program, of which $9.3 million supported internal human resources and $42.1 million were used mainly for clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by BARDA, NIH and the Department of Defense (“DoD”).

During the nine months ended September 30, 2012, we spent approximately $1.7 million to support the development of drug candidates for dengue fever, Lassa fever and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $886,000 was spent mainly on human resources and $845,000 was spent on chemistry and certain laboratory equipment. During the nine months ended September 30, 2011, we spent $911,000 for the development of drug candidates for dengue fever and Lassa fever, of which $469,000 was spent mainly on human resources and $442,000 was spent mainly on the optimization and chemistry of the lead antiviral compounds. From inception of these programs to date, we have spent a total of $12.1 million related to the programs, of which $4.2 million, $7.6 million and $298,000 were expended on internal human resources, pre-clinical work and equipment, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by BARDA, NIH and DoD.

Patent preparation expenses for the nine months ended September 30, 2012 and 2011 were $1.1 million and $1.2 million, respectively. These expenses are incurred as a result of our continuing efforts to protect our drug candidates in expanded geographic territories.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the nine months ended September 30, 2012 and 2011, we recorded a loss of $127,000 and a gain of $8.5 million, respectively, reflecting changes in the fair market value of warrants to purchase common stock. The warrants to purchase our common stock were recorded at fair market value and classified as liabilities.

Other income for the first nine months of 2012 and 2011 consists of interest income on our cash and cash equivalents.

For the nine months ended September 30, 2012, the benefit from income taxes of $6.1 million mainly reflects the tax benefit from net losses. If the current estimates of future taxable income are reduced or not realized, for example, based on the judgment entered by the Delaware Court of Chancery in PharmAthene’s action against SIGA described in Part II, Item 1, “Legal Proceedings” and the outcome of the pending appeal and cross-appeal, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements for the period in which the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

Liquidity and Capital Resources

On September 30, 2012, we had $22.7 million in cash and cash equivalents.

Operating activities
Net cash used in operations for the nine months ended September 30, 2012 and 2011 was $25.0 million and $11.7 million, respectively. The increase in net cash used in operating activities was primarily due to an increase in expenditures relating to the manufacturing of ST-246 under the BARDA Contract and working capital activity.

Investing activities
For the nine months ended September 30, 2012, net cash used in investing activities included capital expenditures of approximately $263,000 and the posting of $1.3 million of collateral for a surety bond related to the PharmAthene litigation. For the nine months ended September 30, 2011, cash provided by investing activities was approximately $14.9 million mainly related to the timing of purchases and maturities of U.S. Treasury bills.

Financing activities
Cash provided by financing activities was $10,000 and $2.8 million, during the nine months ended September 30, 2012 and 2011, respectively, from exercises of options and warrants to purchase common stock.

Other
We have incurred cumulative net losses and expect to incur additional expenses to perform further research and development activities. We may need additional funds to complete the development of our products in the future. We plan to fund future development work and operations through sources of cash that may include: collaborative agreements, strategic alliances, research grants, future equity and debt financing, procurement contracts, and cash and investments on hand. There is no assurance that we would be successful in obtaining future financing on commercially reasonable terms. We believe that our existing funds combined with cash flows primarily from the BARDA Contract (as described in Note 2 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q) and continuing government Grants will be sufficient to support our operations for at least the next twelve months. Our success is dependent upon generating commercial sales and our ability to fund future business activities. If we are unable to achieve profitable operations and/or raise adequate capital, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties. As discussed in Part II, Item 1, “Legal Proceedings”, the judgment entered by the Delaware Court of Chancery in the PharmAthene matter will have a materially adverse impact on the Company and our future results of operations unless we are successful in our appeal and cross-appeal.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Safe Harbor Statement

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to the expected receipt of a milestone payment for the product labeling plan, the safety and efficacy of our products, the progress of our development programs and timelines for bringing products to market, the enforceability of the BARDA Contract and the resolution of our ongoing litigation with PharmAthene, Inc. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated or current government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii)  the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA

Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the adverse portions of the post-trial decision by the Delaware Chancery Court in the litigation brought by PharmAthene, Inc. will be upheld in further proceedings, including any appeal or cross-appeal, or that the favorable portions will be modified, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, and (xiii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including SIGA’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2011, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission’s Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. Forward-looking statements are current only as of the date on which such statements were made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective as of September 30, 2012 at a reasonable level of assurance.

     Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery (the “Court” or “Court of Chancery”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on supposed information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process. The Court tried the case in January 2011.

In September 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by present value of estimated future profits. Nevertheless, the Court held that we breached our duty to negotiate in good faith and were liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that we achieve from sales of ST-246 after we secure $40 million in net profits, for ten years following the first commercial sale. In addition, the Court awarded PharmAthene one-third of its reasonable attorneys’ fees and expert witness expenses.

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits will be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of our financial statements, (b) the net profits calculation will take into account expenses relating to ST-246 commencing with our acquisition of ST-246 in August 2004, and (c) PharmAthene may recover $2.4 million of attorneys’ fees and expenses.

In June 2012, we appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. We obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million as collateral for the surety bond which is recorded in other assets as of September 30, 2012.

On July 27, 2012, we filed our opening brief on appeal, identifying the following points of error: (a) the Court of Chancery erred in holding that we breached our obligation to negotiate in good faith following the termination of the PharmAthene merger in 2006; (b) the Court of Chancery erred in holding that PharmAthene’s assistance enriched the Company and that PharmAthene is consequently entitled to relief under the doctrine of promissory estoppel; (c) the Court of Chancery erred in awarding relief in the form of an equitable payment stream; and (d) the Court of Chancery erred in awarding PharmAthene a portion of its attorneys’ fees, expenses and expert witness costs.
On August 26, 2012, PharmAthene filed its opening brief, answering with respect to our appeal and arguing in support of PharmAthene’s cross-appeal. With respect to the latter, PharmAthene claimed that the Court of Chancery erred in not finding that there was a binding license agreement and should have awarded either specific performance or expectation damages. On September 27, 2012, we filed a final brief in response. On October 8, 2012, PharmAthene filed its final brief in response. The appeal and cross-appeal have been set for oral argument before the Supreme Court of the State of Delaware, en banc, on January 10, 2013.

We expect that the Court of Chancery’s final order and judgment will have a materially adverse impact on the Company and its future results of operations unless the appeal and cross-appeal result in a materially positive change to the portion of the ruling awarding the equitable payment stream or equitable lien. We cannot assure success on the appeal and cross-appeal.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 5, 2012	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)