Form 10-K
period 2012-12-31
SIGA TECHNOLOGIES INC
filed 2013-03-06
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2012 as reported on the Nasdaq Global Market was approximately $147,685,687.

As of February 15, 2013 the registrant had outstanding 51,642,520 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2013 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Item 1. Business

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated governmental contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under SIGA’s contract (the “BARDA Contract”) with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) to deliver a smallpox antiviral to the U.S. Strategic National Stockpile (the “Strategic Stockpile”) or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the adverse portions of the post-trial decision by the Delaware Chancery Court in the litigation brought by PharmAthene, Inc. will be upheld in further proceedings, including any appeal or cross-appeal, or that the favorable portions will be modified, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, (xiii) the effect of federal, state or foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiv) the risk that our outstanding indebtedness may make it more difficult to obtain additional financing, and (xv) the risk that the U.S. government’s responses (including inaction) to the national and global economic situation, including possible courses of action related to the so-called “sequester” may adversely affect SIGA’s business. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

We are a pharmaceutical company specializing in the development and commercialization of pharmaceutical solutions for some of the most lethal disease-causing pathogens in the world - smallpox, Ebola, dengue, Lassa fever and other dangerous viruses. Our business is to discover, develop, manufacture and commercialize drugs to prevent and treat these high-priority threats. Our mission is to disarm dreaded viral diseases and create robust, modern biodefense countermeasures.

Lead Product - Arestvyr™

Our lead product, Arestvyr (tecovirimat), also known as ST-246®, is an orally administered antiviral drug that targets orthopoxviruses. On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Arestvyr to the Strategic Stockpile. The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric formulations of the drug as well as use of

Arestvyr for smallpox prophylaxis. As discussed in Item 3, “Legal Proceedings,” the amount of profits we will retain pursuant to the BARDA Contract is subject to the judgment entered by the Delaware Court of Chancery in PharmAthene's action against SIGA and the outcome of the pending appeal and cross-appeal.

We expect that Arestvyr will be among the first new small-molecule drugs delivered to the Strategic Stockpile under the Project BioShield Act of 2004 (“Project BioShield”). Arestvyr is an investigational product that is not currently approved by the U.S. Food and Drug Administration (“FDA”) as a treatment of smallpox or any other indication. Nevertheless, the FDA has designated Arestvyr for “fast-track status,” creating a path for expedited FDA review and eventual regulatory approval. Arestvyr is a novel, patented drug that is easy to store, transport and administer. There could be several uses for an effective smallpox antiviral drug: to reduce mortality and morbidity in those infected with the smallpox virus; to protect the non-immune who risk developing smallpox following virus exposure and; as an adjunct to the smallpox vaccine in order to reduce the frequency of serious adverse events due to the live virus used for vaccination.

We have made steady regulatory progress with FDA. In November 2005, we filed an Investigational New Drug (“IND”) application for Arestvyr with FDA. In June 2006, we completed the first human clinical safety study of Arestvyr. The study was a double-blind, randomized, placebo controlled and ascending single dose study. In late 2006, Arestvyr received Orphan Drug designation for both the treatment and prevention of smallpox, and in late 2010, received Orphan Drug designation for the broader indication of treatment of orthopoxvirus infections (vaccinia, variola, monkeypox and cowpox). SIGA’s Phase I clinical trial in 2007 was a 21-day, escalating, multiple-dose, Phase I safety, tolerability and pharmacokinetics study of Arestvyr at three different dosages in healthy volunteers. In August 2008, a Phase I study was performed to compare Arestvyr polymorph form I to form V. We submitted the final Clinical Study Report for that study to the FDA in May 2009. In December 2009, we completed a Phase II multiple dose clinical trial to evaluate the safety, tolerability and pharmacokinetics of Arestvyr when administered as a single, daily oral dose for fourteen days. In 2011, we completed three additional monkeypox efficacy studies in non-human primates to support dose selection, treatment after lesion onset and dose duration. The reports on these studies have been submitted to FDA for review.

In December 2011, FDA convened an Advisory Committee to consider proposals for using a surrogate orthopoxvirus model and to determine what elements of the “animal rule” constitute “enough” evidence for approval of a drug for the treatment of smallpox. The Advisory Committee’s recommendation confirmed that the monkeypox, rabbitpox and ectromelia models, especially in combination, could suitably provide appropriate evidence of efficacy for treatment of smallpox.

Product Candidates

Dengue Antiviral: Dengue fever, dengue hemorrhagic fever, and dengue shock syndrome are caused by one of four serotypes of dengue virus of the genus Flavivirus. The World Health Organization considers Dengue to be one of the most important arthropod-borne viral disease with an estimated 50-100 million people infected with the virus each year. There is currently no approved antiviral or vaccine for the treatment or prevention of dengue-mediated disease. We currently have multiple drug series in the pre-clinical development stage, each with activity against all four serotypes of virus. Compounds from these series have recently shown efficacy in a murine model of disease and are undergoing optimization through medicinal chemistry.

Anti-Arenavirus Drug: Arenaviruses are hemorrhagic fever viruses that have been classified as Category A agents by U.S. Centers for Disease Control and Prevention (“CDC”) due to the great risk that they pose to public health and national safety. The hemorrhagic fever arenaviruses (Lassa virus in Africa and Junin, Machupo, Guanarito and Sabia viruses in South America) have no available FDA-approved treatment. In order to combat this threat, our scientists have identified a lead pre-clinical drug candidate, which has demonstrated significant antiviral activity in cell culture assays against Lassa virus. Lassa fever is an acute viral illness prevalent in West Africa with an estimated 100,000 to 300,000 infections. We have demonstrated therapeutic efficacy of our lead candidate against Lassa fever in several animal challenge studies. We also have programs against other hemorrhagic fever viruses, including Rift Valley Fever, Lymphocytic choriomeningitis virus and Ebola. We believe that the availability of hemorrhagic fever virus antiviral drugs will address national and global security needs by acting as a significant deterrent and defense against the use of arenaviruses as weapons of bioterrorism or biowarfare.

Broad Spectrum Antiviral: We continue research and development efforts aimed at developing a comprehensive biodefense against those microbial agents most likely to be deployed as biological weapons. A broad spectrum antiviral would have great utility against natural or intentional introduction of these agents into population centers, as well as provide a treatment option in areas where these pathogens are endemic. Screening for antivirals against specific CDC Category A and B pathogens using our high-throughput screening program led to the identification of a unique collection of compounds with broad spectrum antiviral activity. Compounds with potent, non-toxic activity against a diversity of virus families are currently being characterized with respect to antiviral mechanism(s) of action. Our chemi-informatics tools are being employed to explore and determine structure-activity relationships within the lead compound series. To date, we have documented sub-micromolar activity of a broad spectrum antiviral candidate against viruses in the Poxviridae, Filoviridae, Bunyaviridae, Arenaviridae, Flaviviridae, Togaviridae, Retroviridae and Picornaviridae families.

Market for Biological Defense Programs

The market for biodefense countermeasures reflects continued awareness of the threat of global terror and biowarfare activity. The U.S. government is the largest source of development and procurement funding for academic institutions and biopharmaceutical companies conducting biodefense research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. U.S. government spending on biodefense programs includes development funding awarded by National Institute of Allergy and Infectious Diseases (“NIAID”), BARDA and Department of Defense (“DoD”), and procurement of countermeasures by BARDA, CDC and DoD.

Project BioShield, which became law in 2004, authorizes the procurement of countermeasures for biological, chemical, radiological and nuclear attacks for the Strategic Stockpile, which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat and protect those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield provided appropriations of $5.6 billion to be expended over ten years and is set to expire in September 2013. The U.S. government is currently reviewing the amount and form of funding for future procurement of countermeasures once the 2004 legislation expires. The Pandemic and All-Hazards Preparedness Act (the “Preparedness Act” or “PAHPA”) established BARDA as the agency responsible for awarding procurement contracts for biomedical countermeasures under Project BioShield and for providing funding for advanced research and development in the biodefense arena. The Preparedness Act supplements the funding available under Project BioShield for radiological, nuclear, chemical and biological countermeasures, and emerging infectious disease threats. Advanced development funding for BARDA is provided through annual appropriations by Congress. The Preparedness Act is being considered for reauthorization by Congress; Congress also has the ability to provide funding for countermeasure development and procurement without a reauthorization in place. Congress also appropriates annual funding for CDC to procure medical assets and countermeasures for the Strategic Stockpile and for NIAID to conduct biodefense research.

In addition to the U.S. government, we believe that other potential additional markets for the sale of biodefense countermeasures include:

•	foreign governments, including both defense and public health agencies;

•	state and local governments, which may be interested in these products to protect, among others, emergency responders, such as police, fire and emergency medical personnel;

•	healthcare providers, including hospitals and clinics; and

•	non-governmental organizations and multinational companies, including transportation and security companies.

Manufacturing

We use third parties known as Commercial Manufacturing Organizations (“CMOs”) to procure commercial raw materials and supplies, and to manufacture Arestvyr. Our CMOs apply methods and controls in facilities that are used for manufacturing, processing, packaging and holding pharmaceuticals which conform to current good manufacturing practices (“cGMP”), the standard set by FDA for manufacture of pharmaceuticals intended for human use.

Technology for Discovery and Development

Antiviral Technology: Two Approaches

We have two approaches to the discovery and development of new antiviral compounds: high-throughput screening (“HTS”) and rational drug design. For HTS, we use whole cell virus inhibition assays, pseudotype virus inhibition assays and validated target biochemical assays. We currently have an in-house library of 260,000 small molecule compounds that may be used for screening in these various assays. This strategy allows for both target-specific and target-neutral screening and identification of novel antiviral compounds. Compounds are also screened for toxicity in various cell lines to develop a therapeutic index (“TI”), which is the ratio of the concentration at which the compound is toxic to 50% of the cells (CC50) and the concentration of compound required to inhibit 50% of the virus (EC50) (TI = CC50/EC50). Compounds with an acceptable TI are selected for chemical optimization and entered into the antiviral drug development pipeline.

We use rational drug design to model structure-activity relationships and facilitate lead optimization of compounds of interest.

Research Agreements

We obtain funding in the form of grants or contracts from various agencies of the U.S. government to support our research and development activities. Currently, in addition to the BARDA Contract, we have one contract and two grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $19.0 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contracts and grants contain customary terms and conditions and include the U.S. government’s right to terminate or restructure a grant for convenience at any time. We have entered into the following collaborative research arrangements and contracts:

National Institutes of Health.

Smallpox antiviral drug development: In 2006, we were awarded a contract from NIH totaling approximately $21 million for the continued development of ST-246, now also known as Arestvyr. In 2008, we were awarded a $55.1 million contract from NIH to support the development of additional formulations and orthopox-related indications for ST-246. In 2008, the NIH increased an existing $16.5 million contract to $20.0 million. In August 2011, these contracts were restructured and transferred to BARDA so that $14.0 million was eligible to cover performance through February 2013. Subsequently, the period of performance for a portion of the remaining funds available under the contract was extended to August 2013. As of December 31, 2012, $9.7 million remains available to us under the restructured contract.

In September 2009, we received a three-year, $3.0 million Phase II grant from NIH to fund the continued development of ST-246 for the treatment of smallpox vaccine-related adverse events. This grant concluded in February 2013.

Anti-arenavirus drug development: In August 2011, we received a 5-year grant of $7.7 million from NIH to continue funding for the development of antiviral drugs for Lassa fever virus. As of December 31, 2012, there is $5.3 million available under this grant.

Dengue antiviral drug development: In May 2011, we received a 5-year grant of $6.5 million from NIH to continue funding for the development of antiviral drugs for dengue. As of December 31, 2012, there is $4.0 million available under this grant.

Broad spectrum antiviral drug development: In September 2009, we were awarded a 2-year, $1.7 million grant from NIAID to support the development of broad spectrum, small-molecule inhibitors of bunyaviruses. The grant was awarded under the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”). This grant concluded in August 2011; as of December 31, 2012, there were no remaining funds available for the development of the drug under this grant.

Defense Threat Reduction Agency. In February 2010, we were awarded a $2.9 million grant with options for up to $9.9 million from DTRA to support the pre-clinical development and IND filing of a broad spectrum antiviral drug candidate. This award concluded in April 2011; consequently, as of December 31, 2012, there were no remaining funds available under this grant.

We receive cash payments from NIH and BARDA on a monthly basis, as services are performed or goods are purchased. Our current contract and grants do not include milestone payments. Amounts under contract and grant agreements are not guaranteed and can be canceled at any time for reasons such as non-performance or convenience of the U.S. government and, if canceled, we will not receive funds for additional work under the agreements.

For a discussion of research and development expenses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include most of the major pharmaceutical companies, each of which has financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors include, but are not limited to, Sanofi Pasteur SA (formerly Acambis), GlaxoSmithKline, Bavarian Nordic AS, Chimerix Inc., and Emergent BioSolutions. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

Our biodefense product candidates face significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical, radiological and nuclear threats, diagnostic testing systems, and other emergency preparedness countermeasures.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than products that we may develop. In addition, we may not be able to compete effectively if our product candidates do not satisfy governmental procurement requirements, particularly requirements of the U.S. government with respect to biodefense products.

Human Resources and Research Facilities

As of February 1, 2013, we had 71 full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider our employee relations to be good. Our research and development facilities are located in Corvallis, Oregon, where we lease approximately 32,800 square feet under a lease agreement signed in January 2007, as amended in May 2011, and which expires in December 2017.

Intellectual Property and Proprietary Rights

Our commercial success will depend in part on our ability to obtain and maintain patent protection for our proprietary technologies, drug targets and potential products and to preserve our trade secrets. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the type and extent of claims allowed in these patents.

We are exclusive owner of 10 U.S. patents. We are also exclusive owner of 2 U.S. provisional patent applications, 21 U.S. utility patent applications, 2 international PCT patent applications and 118 foreign patent applications.

The following are our patent positions as of December 31, 2012:

	Number
PATENTS	Owned by	Patent Expiration Dates
	SIGA
U.S.	10	2024 (1), 2026 (2), 2027 (3), 2028 (3), 2029 (1)
South Africa	2	2027(1), 2028 (1)
OAPI (African Intellectual Property
Organization)	4	2027(1), 2028 (2), 2029 (1)

Number
APPLICATIONS	Owned by
SIGA
U.S. applications	21
U.S. provisionals	2
PCT	2
Australia	11
Canada	13
Europe	14
Japan	12
Mexico	9
South Africa	3
ARIPO (African Regional Intellectual Property
Organization)	6
OAPI	2
All Other Jurisdictions	48

We also rely upon trade secret protection for our confidential and proprietary information. No assurance can be given that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets.

FDA regulations require that patented drugs be sold under brand names that comply with various regulations. We must develop and make efforts to protect these brand names for each of our products in order to avoid product piracy and to secure exclusive rights to these brand names. We may expend substantial funds in developing and securing rights to adequate brand names for our products. We currently have proprietary trademark rights in SIGA®, Arestvyr™, ST-246® and other brands used by us in the United States and certain foreign countries, but we may have to develop additional trademark rights in order to comply with regulatory requirements. We consider securing adequate trademark rights to be important to our business.

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

In order to test clinically, and to produce and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug in the United States, a company must file an IND application and receive clearance from FDA. An IND application is a summary of the pre-clinical studies that were conducted to characterize the drug, including toxicity and safety studies, information on the drug’s composition and the manufacturing and quality control procedures used to produce the drug, as well as a discussion of the human clinical studies that are being proposed.

The pre-marketing clinical program required for approval by FDA for a new drug typically involves a time-consuming and costly three-phase process. In Phase I, trials are conducted with a small number of healthy subjects to determine the early safety profile, the pattern of drug distribution, metabolism and elimination. In Phase II, trials are conducted with small groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center comparative trials, which may include both controlled and uncontrolled studies, are conducted with patients afflicted with a target disease in order to provide enough data for statistical proof of efficacy and safety required by FDA and other authorities.

FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that has been accumulated to that point and its assessment of the risk/benefit ratio to the patients involved in the testing. Estimates of the total time typically required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits a New Drug Application (“NDA”) to FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA, FDA will decide whether to approve the drug. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding. There can be no assurance that any approval will be granted on a timely basis, if at all.

FDA amended its regulations, effective June 30, 2002, to include the “animal rule” in circumstances that would permit the typical clinical testing regime to approve certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear agents not otherwise naturally present for use in humans based on evidence of safety in healthy subjects and evidence of effectiveness derived only from appropriate animal studies and any additional supporting data. FDA has indicated that approval for therapeutic use of Arestvyr will be determined under the “animal rule.”

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

FDA regulations also make available an alternative regulatory mechanism that may lead to use of the product under limited circumstances. The Emergency Use Authorization (“EUA”) authority allows the FDA Commissioner to strengthen the public health protections against biological, chemical, radiological and nuclear agents that may be used to attack the American people or the U.S. armed forces. Under this authority, the FDA Commissioner may allow medical countermeasures to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by such agents when appropriate findings are made concerning the nature of the emergency, the availability of adequate and approved alternatives, and the quality of available data concerning the drug candidate under consideration for emergency use. We have provided data to FDA to support an EUA for Arestvyr in the event of a smallpox attack. In November 2012, the CDC filed an IND application for use of Arestvyr in emergency situations until an EUA is in place. In December 2012, CDC received a “safe to proceed” letter from FDA for this IND.

Legislation and Regulation Related to Bioterrorism Counteragents and Pandemic Preparedness. Because some of our drug candidates are intended for the treatment of diseases that may result from acts of bioterrorism or biowarfare or for pandemic preparedness, they may be subject to the specific legislation and regulation described below and elsewhere in this Annual Report on Form 10-K.

Project BioShield. Project BioShield and related 2006 federal legislation provide procedures for biodefense-related procurement and awarding of research grants, making it easier for HHS to commit funds to countermeasure projects. Project BioShield provides alternative procedures under the Federal Acquisition Regulation, the general rubric for acquisition of goods and services by the U.S. government, for procuring property or services used in performing, administering or supporting biomedical countermeasure research and development. In addition, if the Secretary of HHS deems that there is a pressing need, Project BioShield authorizes the Secretary to use an expedited award process, rather than the normal peer review process, for grants, contracts and cooperative agreements related to biomedical countermeasure research and development activity.

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

Although this provision permits the Secretary of HHS to circumvent FDA approval (entirely, or in part) for marketing, its use in this manner would likely be limited to rare circumstances. The Secretary of HHS concluded that, prior to award of the BARDA Contract in May 2011, ST-246, now also known as Arestvyr, will qualify within eight years for approval by FDA for therapeutic use against smallpox.

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

Risks Related to Our Dependence on U.S. Government Contracts and Grants

We currently expect to derive substantially all of our foreseeable future revenue from sales of Arestvyr under the BARDA Contract in addition to contracts and grants from various agencies of the U.S. government. If BARDA demand for Arestvyr is reduced, our business, financial condition and operating results could be materially harmed.

Our BARDA Contract does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of the Arestvyr sales to the U.S. government, including price per course, the number and size of doses in a course and the timing of deliveries.

Furthermore, substantially all of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively, were derived from contracts and grants other than the BARDA Contract. Our current revenue is primarily derived from contract work being performed for NIH and BARDA under grants and one major development contract scheduled substantially to conclude in August 2013. There can be no assurance that we will receive the revenue from the BARDA Contract in the time periods we anticipate or at all, or that we will be able to secure future contracts or grants. Failure to receive such revenue or secure such contracts or grants could have an adverse effect on our results of operations.

The pricing under our fixed-price government contracts and grants is based on estimates of the time, resources and expenses required to perform these contracts and grants. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these arrangements.

Our existing contract with BARDA for Arestvyr includes fixed-price components. We expect that our future contracts and grants with the U.S. government for Arestvyr as well as contracts and grants for biodefense product candidates that we successfully develop also may be fixed-price arrangements. Under a fixed-price contract or grant, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any cost in excess of the fixed price. Estimating costs that are related to performance in accordance with contract or grant specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract or grant could reduce the profitability of a fixed-price contract or grant or cause a loss, which could in turn harm our operating results.

Our U.S. government contracts and grants require ongoing funding decisions by the government. Reduced or discontinued funding of these contracts and grants could cause our financial condition and operating results to suffer materially.

Our principal customer for Arestvyr at the present time is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense product that we successfully develop. Over its lifetime, a U.S. government program, such as Project BioShield, may be implemented through the award of many different individual grants, contracts and subcontracts. The funding of some government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and stringent budgetary constraints. Our government customers are also subject to uncertainties as to continued funding of their budgets, as evidenced by the current uncertainty arising from the possibility of automatic spending cuts under the Budget Control Act of 2011, which budget cuts (also referred to as “sequestration”) could have an adverse impact on any funding we might obtain in the future. Additionally, government-funded development grants and contracts typically consist of a base period of performance followed by successive option periods for performance of certain future activities. The value of the services provided during such option periods, which are exercisable in the sole discretion of the government may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

Our future business may be harmed as a result of the government contracting process, which can be a competitive bidding process that may involve risks not present in the commercial contracting process.

We expect that a significant portion of the business that we will seek in the near future will be under government grants, contracts or subcontracts, which may be awarded through competitive bidding. Competitive bidding for government contracts and grants presents a number of risks that are not typically present in the commercial contracting process, which may include:

•	the need to devote substantial time and attention of management and key employees to the preparation of bids and proposals for contracts and grants that may not be awarded to us;

•	the need to estimate the resources and cost structure that will be required to perform any contract or grant that we might be awarded;

•	the risk that the government will issue a request for proposal to which we would not be eligible to respond;

•	the risk that third parties may submit protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal; and

•
the expenses that we might incur and the delays that we might suffer if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract or grant.

The U.S. government may choose to award future contracts and grants for the supply of smallpox antivirus and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts and grants, we may not be able to operate in the market for products that are provided under those contracts and grants for a number of years. If we are unable to consistently obtain new contracts and grants over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contracts and grants, our growth strategy and our business, financial condition, and operating results could be materially adversely affected.

The success of our business with the U.S. government depends on our compliance with regulations and obligations under our U.S. government contracts and grants and various federal statutes and regulations.

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

In addition, before awarding us any contract or grant, the U.S. government could require that we respond satisfactorily to a request to substantiate our commercial viability and industrial capabilities. Compliance with these obligations increases our performance and compliance costs. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. The termination of a government contract or grant or relationship as a result of our failure to satisfy any of these obligations would have a negative impact on our operations and harm our reputation and ability to procure other government contracts or grants in the future.

Unfavorable provisions in government contracts and grants, some of which may be customary, may harm our future business, financial condition and potential operating results.

Government contracts and grants customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including provisions that allow the government to:

•	terminate existing contracts or grants, in whole or in part, for any reason or no reason;

•	unilaterally reduce or modify grants, contracts or subcontracts, including through the use of equitable price adjustments;

•	cancel multi-year contracts or grants and related orders if funds for performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a contract or grant;

•	exercise an option to purchase only the minimum amount specified in a contract or grant;

•	decline to exercise an option to purchase the maximum amount specified in a contract or grant;

•	claim rights to products, including intellectual property, developed under a contract or grant;

•	take actions that result in a longer development timeline than expected;

•	direct the course of a development program in a manner not chosen by the government contractor;

•	suspend or debar the contractor from doing business with the government or a specific government agency;

•	pursue criminal or civil remedies under the False Claims Act and False Statements Act; and

•	control or prohibit the export of products.

Generally, government contracts and grants contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract or grant for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination.

If the government terminates a contract or grant for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our government contracts and grants, including the BARDA Contract, could be terminated under these circumstances. Some government contracts and grants permit the government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under a government contract or grant. If we were to develop technology under a contract or grant with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the government.

Political or social factors, including related litigation, may delay or impair our ability to market Arestvyr and our biodefense product candidates and may require us to spend time and money to address these issues.

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

Additional lawsuits, publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, Arestvyr and our biodefense product candidates.  In such event, our ability to market and sell such products may be hindered and the commercial success of Arestvyr and other products we develop will be harmed, thereby reducing our revenues.

Risks Related to Product Development

Our business depends significantly on our success in completing development and commercialization of drug candidates that are still under development. If we are unable to commercialize these drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a substantial majority of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term revenue is particularly dependent on the success of our smallpox antiviral drug candidate Arestvyr. The commercial success of our drug candidates will depend on many factors, including:

•	successful development, formulation and cGMP scale-up of drug manufacturing that meets FDA requirements;

•	successful development of animal models;

•	successful completion of non-clinical development, including studies in approved animal models;

•	our ability to pay the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	successful completion of clinical trials;

•	receipt of marketing approvals from FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing processes of our own or arrangements on reasonable terms with contract manufacturers;

•	manufacturing stable commercial supplies of drug candidates, including availability of raw materials;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product by potential government customers, physicians, patients, healthcare payors and others in the medical community.

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

Before obtaining regulatory approval for the sale of our drug candidates, we must conduct extensive pre-clinical development, trials to demonstrate the safety of our drug candidates and clinical or animal trials to demonstrate the efficacy of our drug candidates. Pre-clinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful, and interim results of a clinical trial or animal efficacy study do not necessarily predict final results.

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

Risks Related to Commercialization

Our ability to grow our business depends significantly on our ability to achieve sales of Arestvyr to customers other than the U.S. government.

An element of our business strategy is to sell Arestvyr to customers other than the U.S. government. These potential customers include foreign governments and state and local governments, as well as non-governmental organizations focused on global health like the World Health Organization, health care institutions like hospitals (domestic and foreign) and certain large business organizations interested in protecting their employees against global threats.

The market for sales of Arestvyr to customers other than the U.S. government is undeveloped, and we may not be successful in generating meaningful sales of Arestvyr, if any, to these potential customers.

Governmental regulations may make it difficult for us to achieve significant sales of Arestvyr to customers other than the U.S. government. For example, federal and foreign regulations usually require approval of the drug under generally applicable food and drug laws or waivers of such approval before these customers may procure the drug. Additionally, federal laws place various restrictions on the export of drugs that are not FDA-approved or that have potential biodefense-related uses. These restrictions are subject to change as global conditions change. These restrictions and other regulations on drug sales could limit our sales of Arestvyr to foreign governments and other foreign customers. In addition, U.S. government demand for Arestvyr may limit supplies of Arestvyr available for sale to non-U.S. government customers.

If we fail to increase our sales of Arestvyr to customers other than the U.S. government, our business and opportunities for growth could be materially limited.

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

Before commencing clinical trials in humans, we must submit and receive clearance from FDA through a process begun by an IND application. Institutional review boards and FDA oversee clinical trials. Such trials:

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

If full regulatory clearance of a product is granted, this clearance will be limited only to those conditions for which the product is demonstrated through clinical trials to be safe and efficacious. We cannot ensure that any compound developed by us, alone or with others, will prove to be safe and efficacious in pre-clinical or clinical trials or animal efficacy studies and will meet all of the applicable regulatory requirements needed to receive full marketing clearance.

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

Physicians, patients or the medical community in general may not accept or utilize any product we may develop. Our ability to generate revenues and income with respect to drugs, if any, developed through the use of our technology will depend, in part, upon the extent to which payment or reimbursement for the cost of such drugs will be available from third-party payors, such as governmental suppliers like BARDA, CDC or DoD, governmental health administration authorities, private healthcare insurers, health maintenance organizations, pharmacy benefits management companies and other organizations. Third-party payors are increasingly disputing the prices charged for pharmaceutical products. If third-party payment or reimbursement was not available or sufficient to allow profitable price levels to be maintained for drugs we develop, it could adversely affect our business.

Product liability lawsuits could cause us to incur substantial liabilities and require us to limit commercialization of any products that we may develop.

We face an inherent business risk related to the sale of Arestvyr and any other products that we successfully develop and the testing of our product candidates in clinical trials.

Arestvyr is currently identified as a covered countermeasure under a PREP Act declaration issued in October 2008, which provides us with substantial immunity with respect to the manufacture, administration or use of Arestvyr. Under our BARDA Contract, the U.S. government should indemnify us against claims by third parties for death, personal injury and other damages related to Arestvyr, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts from the U.S. government.

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

There have been a number of legislative and regulatory proposals in the United States to change the health care system in ways that could affect our ability to sell our products profitably. One enacted proposal, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”), substantially changes the way healthcare is financed by both governmental and private insurers and will have a substantial effect on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs like Medicare, reimbursement changes and rules protecting against fraud and abuse, that will change existing healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. We anticipate that, if we obtain marketing approval for our products, some of our revenue may be derived from governmental healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposed a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. The Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and potential future sales and profitability of our products specifically.
In addition to the Healthcare Reform Act, we expect that there will continue to be proposals by legislators at both the federal and state levels, regulators, and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for any product that is approved or the amounts of reimbursement available for these products from governmental agencies or other third-party payors or may increase the taxes imposed on life sciences companies such as ours. While it is too early to predict what effect the Healthcare Reform Act or any future legislation or regulation will have on us, such laws could have an adverse effect on our business, financial condition and results of operations.

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to develop and implement costly compliance programs.

As we expand our operations outside of the United States, we must comply with numerous laws and regulations relating to our business operations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

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

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

If we are unable to expand our internal sales and marketing capabilities or enter into agreements with third parties, we may be unable to generate revenue from product sales to customers other than the U.S. government.

To achieve commercial success for any approved product, we may need to enhance our own sales and marketing capabilities, enter into collaborations with third parties able to perform these services or outsource these functions to third parties.

We currently market and sell Arestvyr through a small, targeted sales and marketing group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we successfully develop. If we are unable to do this, we may be unable to expand our sales of Arestvyr, which could have an adverse effect on our growth.

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

We currently rely on third parties to manufacture drug candidates that we require for pre-clinical and clinical development, including Arestvyr. Any significant delay in obtaining adequate supplies of our drug candidates could adversely affect our ability to develop or commercialize these drug candidates. We expect that we will rely on third parties for a portion of the manufacturing process for commercial supplies of drug candidates that we successfully develop. If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, the success of those products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our ability to develop drug candidates and commercialize any product that receives regulatory approval on a timely and competitive basis.

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

We cannot be certain that our present or future manufacturers will be able to comply with these regulations and other FDA regulatory requirements or similar regulatory requirements outside the U.S. While our contracts and grants call for compliance with all applicable regulatory requirements, we do not control compliance by these manufacturers with these regulations and standards. If we or these third parties fail to comply with applicable regulations, sanctions could be imposed on us, which could significantly and adversely affect supplies of our drug candidates.

Our activities may involve hazardous materials, use of which may subject us to environmental regulatory liabilities.

Our biopharmaceutical research and development sometimes involves the use of hazardous and radioactive materials and generation of biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources. We use, for example, small amounts of radioactive isotopes commonly used in pharmaceutical research, which are stored, used and disposed of in accordance with Nuclear Regulatory Commission regulations. Our general liability policy provides coverage up to annual aggregate limits of $2 million and coverage of $2 million per occurrence.

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

U.S. government agencies such as the Defense Contract Audit Agency (the “DCAA”), routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts and grants, cost structure, and compliance with applicable laws, regulations and standards.

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

Laws and regulations affecting government contracts and grants might make it more costly and difficult for us to conduct our business.

We must comply with numerous laws and regulations relating to the formation, administration and performance of government contracts and grants, which can make it more difficult for us to retain our rights under these contracts. These laws and regulations affect how we do business with federal, state and local governmental agencies. Among the most significant government contracting regulations that affect our business are:

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

Risks Related to Regulatory Approvals

If we are not able to obtain required regulatory approvals, we will not be able to commercialize our drug candidates in the United States other than through sales to BARDA, and our ability to generate revenue will be materially impaired.

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

The Fast Track designation for Arestvyr may not actually lead to a faster development or regulatory review or approval process.

We have obtained a “Fast Track” designation from FDA for Arestvyr. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. FDA may withdraw our Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of FDA’s expedited review procedures or that any application that we may submit to FDA for regulatory approval will be accepted for filing or ultimately approved.

Risks Related to Our Dependence on Third Parties

If third parties on whom we rely for clinical trials or certain animal trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our drug candidates and our business may suffer.

We do not have the ability independently to conduct the clinical trials, and certain animal trials, required to obtain regulatory approval for our products. We depend on independent investigators, contract research organizations and other third-party service providers to conduct trials of our drug candidates and expect to continue to do so. We rely heavily on these third parties for successful execution of our trials, but do not exercise day-to-day control over their activities. We are responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Similarly, animal trials may have to comply with Good Laboratory Practices.

We also currently rely on third-party manufacturers and service providers to produce Arestvyr. Under the BARDA Contract, we are responsible for the performance of these third-party contracts, and our contracts with these third parties give us certain supervisory and quality control rights, but we do not exercise complete day-to-day control over their activities.

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

Our commercial success will depend in part on our ability to obtain and maintain patent protection for our proprietary technologies, drug targets and potential products and to preserve our trade secrets and trademark rights. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the type and breadth of claims allowed in these patents.

As of December 31, 2012, we exclusively own 10 U.S. patents, 2 U.S. provisional patent applications, 21 U.S. utility patent applications, 2 international PCT patent applications and 118 foreign patent applications. We included a summary of our patent position as of December 31, 2012 in Part I, Item 1 of this Annual Report on Form 10-K.

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

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery (the “Court” or “Court of Chancery”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, also known as Arestvyr, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on supposed information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process. The Court tried the case in January 2011.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits will be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of our financial statements, (b) the net profits calculation will take into account expenses relating to ST-246 commencing with our acquisition of ST-246 in August 2004, and (c) PharmAthene may recover $2.4 million of attorneys’ fees and expenses. As of December 31, 2012, SIGA has recorded a $2.5 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, we appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. We obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million as collateral for the surety bond which is recorded in other assets as of December 31, 2012.

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

On August 26, 2012, PharmAthene filed its opening brief, answering with respect to our appeal and arguing in support of PharmAthene’s cross-appeal. With respect to the latter, PharmAthene claimed that the Court of Chancery erred in not finding that there was a binding license agreement and should have awarded either specific performance or expectation damages. On September 27, 2012, we filed a final brief in response. On October 8, 2012, PharmAthene filed its final brief in response. The oral argument on the appeal and cross-appeal was heard before the Supreme Court of the State of Delaware,en banc, on January 10, 2013 and the Court took the arguments under advisement.

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

Risks Related to Our Financial Position and Need for Additional Financing

We have incurred operating losses since our inception and expect to incur net losses for the foreseeable future.

We incurred net operating losses of approximately $22.5 million and $31.4 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, 2011 and 2010, our accumulated deficit was approximately $123.4 million, $108.9 million and $122.5 million, respectively. We expect to continue to have significant operating expenses and will need to generate significant revenues to achieve and maintain profitability.

Our ability to fund operations is substantially dependent on cash flows from delivery of Arestvyr. If we do not achieve positive cash flows, we cannot guarantee that we can sustain or enhance our current level of operations. We expect that cash flows will fluctuate significantly and could be delayed from one quarter to another based on several factors. If cash flows grow slower than we anticipate, or if operating expenses or expenses resulting from the post-trial ruling in the litigation commenced by PharmAthene exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected. Because our strategy may include the acquisition of other businesses, acquisition and integration expenses and any cash required to fund these acquisitions will reduce our available cash.

We may need additional funding in the future, which may not be available to us, and which may force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Until we receive payments related to delivery of product under the BARDA Contract, our operations may be constrained by our ability to obtain additional funding. While we have raised substantial funds through credit facilities and the issuance of new equity or the exercise of options or warrants in the past, there is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional funds, we could be forced to discontinue, cease or limit certain operations. We believe our existing capital resources, together with funds expected to be generated from the BARDA Contract, will be sufficient to support our operations for at least the next twelve months; however, our cash flows may fall short of our projections or be delayed, or our expenses may increase, which could result in our capital being consumed significantly faster than anticipated. Our annual operating needs vary from year to year depending upon the amount of cash generated through the BARDA Contract, contracts, grants, licenses, the amount of projects we undertake, and the amount of resources we expend in connection with acquisitions, all of which may materially differ from year to year and may adversely affect our business.

We may require additional financing in the future and we may not be able to raise additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Debt financing arrangements, if available, may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders.

Outstanding indebtedness may make it more difficult to obtain additional financing or reduce our flexibility to act in our best interests.

In December 2012, the Company entered into a loan agreement with a lender to provide the Company a term loan of $5.0 million with a fixed interest rate of 9.85% per annum and a revolving line of credit of $7.0 million with a variable interest rate. As of December 31, 2012, the full term loan amount of $5 million was outstanding. We are obligated to fully repay our $5 million term loan by December 1, 2015. We also are obligated to make monthly interest payments on the outstanding principal amount commencing February 1, 2013 in addition to monthly principal payments commencing on July 1, 2013. We may issue additional debt or incur other types of indebtedness in the future, subject to compliance with the terms of our current loan agreement. The level of our indebtedness could affect us by: making it more difficult to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes; shortening the duration of available revolving credit because lenders may seek to avoid conflicting maturity dates; constraining our ability to react quickly in an unfavorable economic climate or to changes in our business or the pharmaceutical industry; or potentially requiring the dedication of substantial amounts to service the repayment of outstanding debt, including periodic interest payments, thereby reducing the amount of cash available for other purposes. In addition, our loan agreement contains customary covenants which could impact our ability to obtain additional financing and restrict our flexibility in carrying out our business strategy.

The term loan and revolving facility under our loan agreement are secured by a first priority lien on all of our existing and after acquired property, other than certain excluded assets, among which are: (i) the final drug product under the brand names Arestvyr or ST-246, (ii) the final drug product whose active ingredient has the USAN designation tecovirimat, (iii) any final drug product chemically derived from the active ingredient that has the USAN designation tecovirimat, (iv) any other orthopox related small molecule therapeutic product derived from the same family of tricyclononenes from which Arestvyr was derived, and (v) intellectual property related to the foregoing items (i) through (iv). If we default on our obligations under our loan agreement, our lender could foreclose on our assets (other than the excluded assets).

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

The volatile price of our stock makes it difficult for investors to predict the value of their investments, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical or animal test results relating to products under development by our competitors or us;

•	initiating, completing or analyzing, or a delay or failure in initiating, completing or analyzing, pre-clinical or clinical trials or animal trials or the design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents and rights to Arestvyr or a portion of the net profits associated therewith as asserted by PharmAthene;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenues and other results of operations; and

•	changes in financial estimates by securities analysts.

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

Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. As of the most recent available information, directors, officers and principal stockholders beneficially owned approximately 41% of our outstanding stock.

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

We may continue to add employees or increase the scope of our operations. This potential future growth could place a significant strain on our management and operations. Our ability to manage growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems and to hire, train and manage our employees.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2012, we had federal net operating loss carryforwards, or NOLs, of $103.8 million to offset future taxable income. In 2012 and 2011, previously available NOLs of approximately $1.2 million and $0.9 million, respectively, expired. The remaining NOLs expire in various years between 2018 and 2032, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. For example, as a result of a previous change in stock ownership, the annual utilization of the net operating carryforwards generated in tax years prior to 2004 may be subject to limitation.

In addition, existing rulings in the litigation with PharmAthene, if not overturned in subsequent proceedings, may limit our future profitability and therefore our ability to generate future taxable income that we can use our carryforwards to offset.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York City, and our research and development facilities are located in Corvallis, Oregon. In New York, we occupy office space under an Office Service Agreement with an affiliate of a shareholder that, as currently amended, is cancelable upon 60 days notice. In January 2013, we entered into a sublease with the aforementioned affiliate to sublet expanded office space in a New York City location to serve as new corporate headquarters. The sublease is expected to commence in the first half of 2013 and expires in 2020.

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

Item 3. Legal Proceedings

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery (the “Court” or “Court of Chancery”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, also known as Arestvyr, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on supposed information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process. The Court tried the case in January 2011.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits will be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of our financial statements, (b) the net profits calculation will take into account expenses relating to ST-246 commencing with our acquisition of ST-246 in August 2004, and (c) PharmAthene may recover $2.4 million of attorneys’ fees and expenses. As of December 31, 2012, SIGA has recorded a $2.5 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, we appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. We obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million as collateral for the surety bond which is recorded in other assets as of December 31, 2012.

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

On August 26, 2012, PharmAthene filed its opening brief, answering with respect to our appeal and arguing in support of PharmAthene’s cross-appeal. With respect to the latter, PharmAthene claimed that the Court of Chancery erred in not finding that there was a binding license agreement and should have awarded either specific performance or expectation damages. On September 27, 2012, we filed a final brief in response. On October 8, 2012, PharmAthene filed its final brief in response. The oral argument on the appeal and cross-appeal was heard before the Supreme Court of Delaware,en banc, on January 10, 2013 and the Court took the arguments under advisement.

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

2012	High	Low
First Quarter	$3.89	$2.51
Second Quarter	3.59	2.20
Third Quarter	3.57	2.72
Fourth Quarter	3.38	2.33

2011	High	Low
First Quarter	$15.66	$10.66
Second Quarter	15.40	9.53
Third Quarter	9.95	2.61
Fourth Quarter	3.58	1.78

As of February 15, 2013, the closing sale price of our common stock was $3.92 per share. There were 41 holders of record as of February 15, 2013. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names”.

We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We are not under any restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2012, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2007 in each of (i) our common stock; (ii) the Nasdaq National Market-US; and (iii) the Nasdaq Pharmaceutical Index.

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
Dollars
2007
2008
2009
2010
2011
2012
As of The Year Ended
SIGA Technologies, Inc.
NASDAQ Composite Index
NASDAQ Biotech Composite Index

	December 31,
	2007	2008	2009	2010	2011	2012
SIGA Technologies, Inc.	$100	$106	$188	$455	$82	$85
NASDAQ Composite Index	$100	$59	$86	$100	$98	$114
NASDAQ Biotech Composite Index	$100	$87	$101	$116	$130	$171

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6. Selected Financial Data

The selected financial data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial information including elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from audited consolidated financial statements not included in this annual report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Revenues	$8,971	$12,726	$19,216	$13,812	$8,066
Selling, general and administrative	11,410	23,932	8,131	7,533	4,608
Research and development	18,213	18,367	22,659	17,423	11,613
Patent preparation fees	1,883	1,808	1,149	734	582
Loss from operations	(22,536)	(31,381)	(12,722)	(11,878)	(8,737)
Decrease (increase) in fair value of common stock warrants	336	8,931	(15,957)	(7,523)	(1,510)
Interest expense	(173)	—	—	—	—
Other income, net	1	13	659	1	94
Loss before income taxes	(22,372)	(22,437)	(28,020)	(19,400)	(10,153)
Benefit from (provision for) income taxes	7,844	36,032	(175)	—	—
Net income (loss)	$(14,528)	$13,594	(28,195)	$(19,400)	$(10,153)
Basic earnings (loss) per share	$(0.28)	$0.27	$(0.62)	$(0.52)	$(0.29)
Diluted earnings (loss) per share	$(0.28)	$0.09	$(0.62)	$(0.52)	$(0.29)
Weighted average shares outstanding: basic	51,639,622	50,929,491	45,151,774	37,463,255	34,732,625
Weighted average shares outstanding: diluted	51,639,622	54,061,650	45,151,774	37,463,255	34,732,625
Cash and cash equivalents and short-term investments	$32,017	$49,257	$21,331	$19,496	$2,322
Long-term obligations	4,122	771	10,700	9,734	4,477
Total assets	105,836	90,380	27,032	25,915	8,797
Stockholders’ equity	28,947	41,686	12,069	7,153	1
Net cash provided by (used in) operating activities	(20,223)	25,574	(10,825)	(8,471)	(7,198)

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

Overview

We are a pharmaceutical company specializing in the development and commercialization of pharmaceutical solutions for some of the most lethal disease-causing pathogens in the world - smallpox, Ebola, dengue, Lassa fever and other dangerous viruses. Our business is to discover, develop, manufacture and commercialize drugs to prevent and treat these high-priority threats. Our mission is to disarm dreaded viral diseases and create robust, modern biodefense countermeasures.

Lead Product - Arestvyr

Our lead product, Arestvyr (tecovirimat), also known as ST-246, is an orally administered antiviral drug that targets orthopoxviruses. On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Arestvyr to the Strategic Stockpile. The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric formulations of the drug as well as use Arestvyr for smallpox prophylaxis. As discussed in Item 3, “Legal Proceedings”, the amount of profits we will retain pursuant to the BARDA Contract is subject to the judgment entered by the Delaware Court of Chancery in PharmAthene's action against SIGA and the outcome of the pending appeal and cross-appeal.

We expect Arestvyr will be among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. Arestvyr is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated Arestvyr for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options and warrants, revenue recognition, impairment of assets and income taxes. Below, we discuss these policies further, as well as the estimates and judgments involved.

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

Stock-based compensation expense for 2012, 2011 and 2010 was $1.8 million, $12.5 million and $1.5 million, respectively. The fair value of share-based awards is determined on the grant date; for options awards, fair value is generally estimated using the Black-Scholes model and for stock appreciation rights, fair value is estimated using a Monte Carlo method. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite periods in our consolidated statement of operations. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which stock awards will be outstanding before they are exercised, the expected volatility of our stock, and the number of stock-based awards that are expected to be forfeited. It is reasonably likely that future assumptions may change, in which case the fair value of future option awards may exceed or fall short of historical calculated fair values. In addition, for stock options with performance conditions, on a quarterly basis we estimate the most probable outcome of the performance conditions in order to determine the amount of compensation costs to be recorded over the remaining vesting period.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock warrants, which are classified as liabilities are recorded at their fair market value as of each reporting period.

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

We use model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Black-Scholes model utilizes inputs consisting of: (i) the closing price of our common stock; (ii) the expected remaining life of the warrants; (iii) the expected volatility using a weighted-average of historical volatilities of SIGA and a group of comparable companies; and (iv) the risk-free market rate. At December 31, 2012, the fair value of $287,036 was classified as current common stock warrants on the balance sheet. At December 31, 2011, the fair value of $622,938 was classified as non-current common stock warrants.

For the years ended December 31, 2012 and 2011, we did not hold any Level 3 securities.

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, title and risk of loss have been transferred to the customer and there are no further contractual obligations.

Certain arrangements may provide for multiple deliverables, in which there may be a combination of: up-front licenses; research, development, regulatory or other services; and delivery of product. Multiple deliverable arrangements can be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the delivered item(s) have value to the customer on a standalone basis and (ii) in circumstances in which an arrangement includes a general right of return with respect to delivered items, then performance of the remaining deliverables must be considered probable and substantially in control of the Company. If multiple deliverables cannot be divided into separate units of accounting then the deliverables must be combined into a single unit of accounting.

Total consideration in a multiple deliverable arrangement is allocated to units of accounting on a relative fair value of selling price basis. Consideration allocated to a delivered item or unit of accounting is limited to the amount that is not contingent upon delivery of additional items.

The BARDA Contract is a multiple deliverable arrangement comprising delivery of courses and covered research and development activities. The BARDA Contract provides certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until our obligations related to potential replacement of delivered courses are satisfied. Furthermore, payment for delivered courses and reimbursement of amounts we spend on covered research services is not contractually due to commence until after we have delivered the first 500,000 courses. Accordingly we have deferred revenue for all amounts received to date. Once we have delivered the first 500,000 courses, we expect to recognize revenue with respect to BARDA’s obligation to reimburse the cost of covered research and development services performed prior to this point.

Subject to the above, payments for development activities are recognized as revenue is earned, over the period of effort. Funding for the acquisition of capital assets under cost-plus-fee contracts and grants is evaluated for appropriate recognition as a reduction to the cost of the acquired asset, a financing arrangement, or revenue, based on the specific terms of the related grant or contract.

Goodwill
The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the fair value of the assets acquired and liabilities assumed involves certain judgments and estimates.

At December 31, 2012, our goodwill totaled $898,000. We evaluate goodwill for impairment at least annually or as circumstances warrant. Goodwill is tested for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2012, we operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using our market capitalization as an estimate of our fair value. In the past, our market capitalization has been significantly in excess of our carrying value. It is possible that our future market capitalization may fall short of our current market capitalization, in which case a potential impairment could result. Also, the use of an alternative method, such as the discounted expected future cash flows or market comparables to evaluate the fair value of the Company as a whole will possibly produce different results from our market capitalization.

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

Our assessment that our deferred tax assets will be realized is based on estimates of future taxable income arising from the BARDA Contract. If the current estimates of future taxable income are reduced or not realized, for example, based on an appellate ruling in the PharmAthene litigation described in Item 3 “Legal Proceedings”, our assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in our financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur and can have a significant favorable or unfavorable impact on our operating results from period to period.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance which amended guidance on how to test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The updated guidance is effective for annual impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. This update was adopted for the year ended December 31, 2012 and it did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective during interim and annual period beginning after December 15, 2011. This update was adopted for the year ended December 31, 2012 and it did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued guidance that changed the requirement for presenting “Comprehensive Income” in the consolidated financial statements. The update requires an entity to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We adopted this new guidance on January 1, 2012.

Results of Operations

The following table sets forth certain consolidated statements of operations data as a percentage of net revenue for the periods indicated:

	2012	2011	2010
Revenue	100%	100%	100%
Selling, general and administrative	127%	188%	42%
Research and development	203%	144%	118%
Patent preparation fees	21%	14%	6%
Operating loss	251%	247%	66%

Years ended December 31, 2012, 2011, and 2010

Revenues from research and development contracts and grants for the years ended December 31, 2012 and 2011, were $9.0 million and $12.7 million, respectively. The decrease of $3.7 million, or 30%, is primarily attributable to the net impact of a $5.0 million decrease in contract and grant revenues related to Arestvyr, dengue and broad spectrum, offset by a $1.2 million increase in grant revenues related to Lassa fever. The largest portion of the net decrease in revenues comes from the restructuring of an NIH Arestvyr contract in connection with entry into the BARDA Contract in 2011, which impacted the timing of grant usage and the amount of funds available for usage. Additionally, $1.2 million of the revenue decrease is attributable to the conclusion in late 2011 of two federal grants supporting development of a broad spectrum antiviral.

Revenues from research and development contracts and grants for the years ended December 31, 2011 and 2010, were $12.7 million and $19.2 million, respectively. The decrease of $6.5 million, or 34%, relates to a $3.1 million decrease in revenue mainly due to the conclusion of a federal Arestvyr contract in the third quarter of 2011, and to a $3.7 million revenue decrease attributable to the conclusion in 2010 of a federal grant mainly supporting development of a Lassa fever antiviral.

Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2012 and 2011 were $11.4 million and $23.9 million, respectively, reflecting a decrease of approximately $12.5 million or 52%. The decrease in SG&A expenses primarily relates to a decrease in non-cash stock-based compensation of approximately $10.7 million and a $1.6 million non-recurring loss contingency expense recorded in 2011 in connection with the PharmAthene litigation.

SG&A for the years ended December 31, 2011 and 2010 were $23.9 million and $8.1 million, respectively, reflecting an increase of approximately $15.8 million or 195%. The increase in SG&A expenses mainly relates to a $13.0 million increase in compensation expense, which includes an increase in non-cash stock-based compensation of approximately $11.1 million, and an increase of $2.0 million for an estimated loss contingency in connection with an ongoing legal dispute.

     Research and development (“R&D”) expenses were $18.2 million for the year ended December 31, 2012, approximately matching the $18.4 million incurred during the year ended December 31, 2011. Decreases in direct vendor-related expenses supporting the development of Arestvyr, dengue antivirals and broad-spectrum antivirals were offset by increases in expenses related to various operation initiatives, employee compensation and vendor-related costs supporting the development of Lassa fever antivirals.

     R&D expenses were $18.4 million for the year ended December 31, 2011, a decrease of $4.3 million or 19% from the $22.7 million incurred during the year ended December 31, 2010. The decrease was primarily due to direct vendor-related expenses supporting the development of Arestvyr decreasing $4.8 million from the prior year, offset by an increase to employee compensation expenses as a result of hiring additional R&D personnel. As of December 31, 2011 and 2010, we had 61 and 57 full-time R&D personnel, respectively.

During the years ended December 31, 2012, 2011, and 2010, we incurred direct costs of $7.4 million, $7.2 million and $12.2 million, respectively, on the development of Arestvyr. During the year ended December 31, 2012, we spent $1.3 million on internal human resources dedicated to the drug’s development and $6.0 million mainly on manufacturing and clinical testing. During the year ended December 31, 2011, we spent $1.4 million on internal human resources dedicated to the drug’s development and $5.8 million mainly on packaging and manufacturing. From inception of the ST-246 development program to-date, we invested a total of $52.7 million in the program, of which $9.7 million supported internal human resources, and $43.0 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

During the years ended December 31, 2012, 2011, and 2010, we incurred direct costs of $2.2 million, $1.7 million and $2.5 million, respectively, to support the development of drug candidates for dengue fever, Lassa fever virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers. During the year ended December 31, 2012, $1.2 million was spent on internal human resources and $1.0 million was spent mainly on the optimization and chemistry of lead antiviral compounds. During the year ended December 31, 2011, we spent $1.7 million for dengue fever, Lassa virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $766,000 was mainly for internal human resources and $916,000 for medicinal chemistry and pre-clinical testing of our drug candidates. From inception of these programs to date, we spent a total of $12.5 million related to the programs, of which $4.4 million, $7.7 million and $299,000 were expended on internal human resources, pre-clinical work and equipment, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

     During the years ended December 31, 2012, 2011, and 2010, we spent $4,000, $981,000 and $1.5 million, respectively, to support the development of a broad-spectrum antiviral drug candidate. During the year ended December 31, 2012, the $4,000 incurred was spent to support medicinal chemistry. During the year ended December 31, 2011, we spent $329,000 on internal human resources and $653,000 mainly on the optimization of lead antiviral compounds. From the inception of our program to develop a broad-spectrum antiviral drug to-date, we have spent a total of $2.5 million related to the program, of which $1.0 million and $1.5 million were mainly expended on internal human resources and supporting medicinal chemistry and the optimization of lead antiviral compounds, respectively. These resources reflect expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

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

Patent preparation expenses for the years ended December 31, 2012, 2011 and 2010 were $1.9 million, $1.8 million and $1.1 million, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in expanded geographic territories.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the years ended December 31, 2012, 2011, and 2010, we recorded a gain of $336,000, a gain of $8.9 million and a loss of $16.0 million, respectively, reflecting changes in the fair market value of warrants and rights to purchase common stock during the respective years. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities.

Interest expense for the year ended December 31, 2012 was $173,000, reflecting certain vendor payable arrangements.

Other income for the years ended December 31, 2012, 2011, and 2010, was $500, $13,000 and $659,000, respectively. Other income normalized in 2011, after we received $648,000 from the U.S. government in 2010 for qualified therapeutic drug discovery tax grant. Other income in 2012, 2011 and 2010 consists of interest income on our cash and cash equivalents.

For the year ended December 31, 2012, we incurred net losses for tax purposes and consequently, recognized an income tax benefit of $7.8 million. For the year ended December 31, 2011, the benefit from income taxes of $36.0 million mainly reflects net losses as well as a partial reduction of our valuation allowance as a significant portion of our deferred tax assets became realizable on a more likely than not basis primarily as a result of the execution of the BARDA Contract and forecasts of pre-tax earnings. Prior to June 30, 2011, we provided a tax valuation allowance on our United States federal and state deferred tax assets based on our evaluation that such assets were not “more likely than not” to be realized.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about our future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income are reduced or not realized, for example, based on an appellate ruling in the PharmAthene litigation described in Item 3, “Legal Proceedings”, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

In 2012 and 2011, previously available NOLs of approximately $1.2 and $0.9 million, respectively, expired.The remaining NOLs expire in various years between 2018 and 2032, if not utilized.

Liquidity and Capital Resources

On December 31, 2012, we had $32.0 million in cash and cash equivalents compared with $49.3 million at December 31, 2011. During the year ended December 31, 2012, we received a $12.3 million milestone payment upon receiving FDA concurrence with respect to the product labeling strategy under the BARDA Contract and net proceeds of $4.9 million from the issuance of debt after deducting the discount and issue costs.

In December 2012, we entered into a loan agreement with a lender to provide the Company a term loan of $5.0 million with a fixed interest rate of 9.85% per annum and a revolving line of credit of $7.0 million with a variable interest rate. Borrowings under the revolving line of credit are based on eligible outstanding accounts receivable and will bear interest at a rate per annum equal to 5.25% plus the higher of: (a) 1.50%, and (b) three-month LIBOR divided by a defined factor. The term of the loan is three years. As of December 31, 2012, the full term loan amount of $5 million was outstanding and no amounts were available to borrow against the revolving line of credit as there were no eligible accounts receivable.

Operating activities
Net cash used in operations for the year ended December 31, 2012 was $20.2 million; net cash provided by operations for the year ended December 31, 2011 was $25.6 million and net cash used in operations during the year ended December 31, 2010 was $10.8 million. In 2012, the Company used $17.6 million of cash for the manufacture of Arestvyr and $1.4 million of cash for development and supportive activities for Arestvyr. These cash uses relate to the performance of the BARDA contract. Partially offsetting the above-mentioned items was the receipt of a $12.3 million milestone payment on the BARDA contract relating to FDA concurrence with respect to SIGA’s labeling strategy for Arestvyr. In 2011, operating cash increased with the receipt of a $41 million advance payment on the BARDA contract.

On December 31, 2012 and 2011, our accounts receivable balance was $4.7 million and $2.6 million, respectively. Our account receivable balances primarily reflect $3.8 million of reimbursable development and support costs incurred as part of the work performed under the BARDA Contract. SIGA will receive reimbursement once the Company meets minimum delivery thresholds. The remaining accounts receivable balance reflects work performed during December 2012 in connection with Arestvyr, dengue fever antiviral and Lassa fever antiviral development contracts. Funds outstanding related to the dengue fever antiviral and Lassa fever antiviral development contracts were collected during January and February 2013. Our accounts payable, accrued expenses and other current liabilities balance were $14.5 million and $6.9 million on December 31, 2012 and 2011, respectively. The increase is mainly due to outstanding payables to contract manufacturing organizations for inventory processed under the BARDA Contract.

Investing activities
Capital expenditures during the years ended December 31, 2012, 2011, and 2010 were approximately $588,200, $237,000 and $550,000, respectively, reflecting purchases of fixed assets in the ordinary course of business. In addition, for the year ended December 31, 2012, we posted $1.3 million of collateral for a surety bond related to the PharmAthene litigation.

The years ended December 31, 2011 and 2010 included several purchases and maturities of U.S. Treasury bills.

Financing activities
Cash provided by financing activities was $4.9 million, $2.6 million and $13.2 million, during the years ended December 31, 2012, 2011, and 2010, respectively. During the year ended December 31, 2012, we received proceeds of $10,000, from exercises of options to purchase common stock and net proceeds of $4.9 million from the issuance of debt.

During the year ended December 31, 2011, we received proceeds of $3.9 million from exercises of options and warrants to purchase common stock. The amount of proceeds was offset by the repurchase of common stock to meet minimum statutory tax withholding requirements.

During the year ended December 31, 2010, we received proceeds of $13.2 million from exercises of options and warrants to purchase common stock including proceeds under a letter agreement dated June 19, 2008 (as amended, the “Letter Agreement”) with MacAndrews & Forbes LLC (“M&F”), a related party.

Other
We have incurred cumulative net losses and expect to incur additional expenses to perform further research and development activities. We anticipate that we will need additional funds, beyond current capital resources, to complete the development of our products. We believe that the funds expected to be generated from our procurement contract with BARDA (see Note 3) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months. Payment from BARDA for delivery of courses of Arestvyr will not commence until after delivery of 500,000 courses. We currently expect achievement of this threshold and the resulting receipt of funds from BARDA to occur during 2013. If 500,000 courses are not delivered or if payment for delivery is not received in 2013, then the Company will experience a significant reduction in our forecasted capital resources and cash flows and consequently will need to seek additional capital resources. Such resources might include procurement contracts, collaborative agreements, strategic alliances, research grants and future equity and debt financing. There is no assurance that we will be successful in obtaining additional funding, or whether any funding from an equity or debt financing would be available on commercially reasonable terms, if at all. If we are unable to raise additional capital, future operations might need to be scaled back or discontinued. Furthermore, as discussed in Item 3, “Legal Proceedings”, our ability to support our operations may be adversely affected by the resolution of the pending appeal and cross-appeal in the litigation with PharmAthene. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Contractual Obligations, Commercial Commitments and Purchase Obligations

Future contractual obligations and commercial commitments as of December 31, 2012 are expected to be as follows:

		Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating lease obligations (1)	$4,511,434	$866,098	$1,783,332	$1,862,004	$—
Long term debt (2)	5,853,348	1,437,459	4,415,889	—	—
Purchase obligations	11,851,104	11,851,104	—	—	—
Total contractual obligations	$22,215,886	$14,154,661	$6,199,221	$1,862,004	$—

(1)
Includes facilities and office space under an operating lease which expires in 2017. These obligations assume non-termination of agreements and represent expected payments, which are subject to change. In January 2013, we entered into a sublease with an affiliate of M&F, which is expected to commence in the first half of 2013 and to expire in 2020; rent payments under the sublease are not included in the above schedule. Refer to Note 8 for further description.

(2)
Consists of a $5 million term loan with a fixed interest rate of 9.85%. The amounts in the table above assume the payment of interest on our term loan through its maturity date and the payment amount of the notes in accordance with the loan agreement. Interest is payable monthly.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/loss, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 6, 2013

SIGA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$32,017,490	$49,256,930
Accounts receivable	970,288	2,637,103
Inventory	17,641,922	—
Prepaid expenses and other current assets	801,149	356,898
Deferred tax assets	33,515,327	727,772
Total current assets	84,946,176	52,978,703

Property, plant and equipment, net	987,869	818,992
Receivables from long-term contract	3,771,219	—
Deferred costs	2,841,534	250,072
Goodwill	898,334	898,334
Other assets	2,181,720	285,345
Deferred tax assets, net	10,209,278	35,149,031
Total assets	$105,836,130	$90,380,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,189,917	$2,278,316
Accrued expenses and other current liabilities	4,283,849	4,644,461
Current common stock warrants	287,036	—
Current portion of long term debt	954,738	—
Total current liabilities	15,715,540	6,922,777

Deferred revenue	57,052,020	41,001,110
Common stock warrants	—	622,938
Long term debt	3,955,262	—
Other liabilities	166,303	147,586
Total liabilities	76,889,125	48,694,411
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 51,642,520 and 51,637,352 issued and outstanding at December 31, 2012, and December 31, 2011, respectively)	5,164	5,164
Additional paid-in capital	152,340,303	150,551,211
Accumulated deficit	(123,398,462)	(108,870,309)
Total stockholders’ equity	28,947,005	41,686,066
Total liabilities and stockholders’ equity	$105,836,130	$90,380,477

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Revenues
Research and development	$8,970,835	$12,725,792	$19,215,837

Operating expenses
Selling, general and administrative	11,410,131	23,931,713	8,130,669
Research and development	18,213,036	18,367,348	22,658,959
Patent preparation fees	1,883,405	1,808,168	1,148,597
Total operating expenses	31,506,572	44,107,229	31,938,225
Operating loss	(22,535,737)	(31,381,437)	(12,722,388)
Decrease (increase) in fair value of common stock warrants	335,902	8,930,906	(15,957,068)
Interest expense	(172,993)	—	—
Other income, net	522	13,061	659,292
Loss before income taxes	(22,372,306)	(22,437,470)	(28,020,164)
Benefit from (provision for) income taxes	7,844,153	36,031,646	(175,175)
Net income (loss)	$(14,528,153)	$13,594,176	$(28,195,339)
Basic earnings (loss) per share	$(0.28)	$0.27	$(0.62)
Diluted earnings (loss) per share	$(0.28)	$0.09	$(0.62)
Weighted average shares outstanding: basic	51,639,622	50,929,491	45,151,774
Weighted average shares outstanding: diluted	51,639,622	54,061,650	45,151,774

Net income (loss)	$(14,528,153)	$13,594,176	$(28,195,339)
Change in net unrealized gain (loss) on short-term investments	—	(4,067)	4,067
Comprehensive income (loss)	$(14,528,153)	$13,590,109	$(28,191,272)

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

					Accumulated
			Additional		Other	Total
	Common Stock		Paid - In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2009	43,061,635	$4,306	$101,417,677	$(94,269,146)	$—	$7,152,837
Net loss				(28,195,339)		(28,195,339)
Change in net unrealized gain (loss) on short-term investments					4,067	4,067
Comprehensive loss						(28,191,272)
Issuance of common stock upon exercise of stock options and warrants	5,957,808	596	13,196,394			13,196,990
Stock based compensation			1,483,955			1,483,955
Fair value of exercised common stock warrants			18,426,278			18,426,278
Balances, December 31, 2010	49,019,443	4,902	134,524,304	(122,464,485)	4,067	12,068,788
Net income				13,594,176		13,594,176
Change in net unrealized gain (loss) on short-term investments					(4,067)	(4,067)
Comprehensive income						13,590,109
Issuance of common stock upon exercise of stock options and warrants	2,123,454	213	3,946,024			3,946,237
Stock based compensation	700,000	70	12,463,702			12,463,772
Tax obligation from stock-based compensation	(205,545)	(21)	(1,353,635)			(1,353,656)
Fair value of exercised common stock warrants			970,816			970,816
Balances, December 31, 2011	51,637,352	5,164	150,551,211	(108,870,309)	—	41,686,066
Net loss				(14,528,153)		(14,528,153)
Change in net unrealized gain (loss) on short-term investments						—
Comprehensive loss						(14,528,153)
Issuance of common stock upon exercise of stock options and warrants	5,168	—	9,577			9,577
Stock based compensation			1,779,515			1,779,515
Balances, December 31, 2012	51,642,520	$5,164	$152,340,303	$(123,398,462)	$—	$28,947,005

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(14,528,153)	$13,594,176	$(28,195,339)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	419,358	568,288	625,343
Increase (decrease) in fair value of warrants	(335,902)	(8,930,906)	15,947,007
Stock based compensation	1,779,515	12,463,772	1,483,955
Changes in assets and liabilities:
Accounts receivable	(2,104,404)	365,041	(596,283)
Inventory	(17,641,922)	—	—
Deferred costs	(2,591,462)	(250,072)	—
Prepaid expenses	(444,251)	12,119	1,216,055
Other assets	(548,419)	(4,697)	24,103
Deferred income taxes, net	(7,847,802)	(36,051,978)	175,175
Accounts payable, accrued expenses and other current liabilities	7,550,989	2,659,597	(125,929)
Deferred revenue	16,050,910	41,001,110	—
Other liabilities	18,717	147,586	(1,379,471)
Net cash provided by (used in) operating activities	(20,222,826)	25,574,036	(10,825,384)
Cash flows from investing activities:
Capital expenditures	(588,235)	(237,023)	(549,944)
Collateral for surety bond	(1,347,956)	—	—
Proceeds from maturity of short term investments	—	40,000,000	31,250,000
Purchases of short term investments	—	(25,004,717)	(41,235,922)
Net cash provided by (used in) investing activities	(1,936,191)	14,758,260	(10,535,866)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	9,577	3,946,237	13,196,990
Repurchase of common stock	—	(1,353,656)	—
Proceeds from the issuance of debt	4,910,000	—	—
Net cash provided by financing activities	4,919,577	2,592,581	13,196,990
Net increase (decrease) in cash and cash equivalents	(17,239,440)	42,924,877	(8,164,260)
Cash and cash equivalents at beginning of period	49,256,930	6,332,053	14,496,313
Cash and cash equivalents at end of period	$32,017,490	$49,256,930	$6,332,053

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$—	$970,816	$18,426,278

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business
SIGA Technologies, Inc. (“SIGA” or the “Company”) is a pharmaceutical company specializing in the development and commercialization of pharmaceutical solutions for some of the most lethal disease-causing pathogens in the world - smallpox, Ebola, dengue, Lassa fever and other dangerous viruses. The Company aims to discover, develop, manufacture and commercialize drugs to prevent and treat these high-priority threats. The Company’s mission is to disarm dreaded viral diseases and create robust, modern biodefense countermeasures.

Basis of presentation
The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the consolidated financial position, results of operations and cash flows for all periods presented.

The consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management believes that the funds expected to be generated from its procurement contract with the Biomedical Advance Research and Development Authority (“BARDA”) (see Note 3) together with existing capital resources and continuing government grants and contracts will be sufficient to support its operations beyond the next twelve months. As discussed in Note 3, payment from BARDA for delivery of courses of Arestvyr™ (tecovirimat), also known as ST-246®, will not commence until after delivery of 500,000 courses. Management currently expects achievement of this threshold and the resulting receipt of funds from BARDA to occur during 2013. If 500,000 courses are not delivered or if payment for delivery is not received in 2013, then the Company will experience a significant reduction in our forecasted capital resources and cash flows and consequently will need to seek additional capital resources. Such resources may include procurement contracts, collaborative agreements, strategic alliances, research grants, and future equity and debt financing. There is no assurance that the Company will be successful in obtaining additional funding, or whether any funding from either an equity or debt financing would be available on commercially reasonable terms, if at all. If the Company is unable to raise additional capital, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to 2012 presentation.

Use of Estimates
The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The most significant estimates include the variables used in the calculation of fair value of stock-based awards including options and warrants granted or issued by the Company; reported amounts of revenue and expenses; impairment of goodwill; and the realization of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

Concentration of Credit Risk
The Company has cash in bank accounts that exceed the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on its cash accounts and no allowance has been provided for potential credit losses because management believes that any such losses would be minimal, if any.

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2012 and 2011, 100% of accounts receivables represented receivables from National Institutes of Health (“NIH”) and BARDA. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2012 and 2011, the Company had no allowance for doubtful accounts.

Inventory
Inventories are stated at the lower of cost or estimated realizable value. The Company capitalizes inventory costs associated with the Company’s products when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment periodically to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to write down such unmarketable inventory to its estimated realizable value.

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

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, title and risk of loss have been transferred to the customer and there are no further contractual obligations.

Certain arrangements may provide for multiple deliverables, in which there may be a combination of: up-front licenses; research, development, regulatory or other services; and delivery of product. Multiple deliverable arrangements can be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the delivered item(s) have value to the customer on a standalone basis and (ii) in circumstances in which an arrangement includes a general right of return with respect to delivered items, then performance of the remaining deliverables must be considered probable and substantially in control of the Company. If multiple deliverables cannot be divided into separate units of accounting then the deliverables must be combined into a single unit of accounting.

Total consideration in a multiple deliverable arrangement is allocated to units of accounting on a relative fair value of selling price basis. Consideration allocated to a delivered item or unit of accounting is limited to the amount that is not contingent upon delivery of additional items.

Subject to the above, payments for development activities are recognized as revenue as earned, over the period of effort. Funding for the acquisition of capital assets under cost-plus-fee contracts or grants is evaluated for appropriate recognition as a reduction to the cost of the asset, a financing arrangement, or revenue based on the specific terms of the related grant or contract.

For the years ended December 31, 2012, 2011, and 2010, revenues from NIH and BARDA were 100%, 96% and 91%, respectively, of total revenues recognized by the Company.

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

Share-based Compensation
Stock-based compensation expense for all share-based payment awards made to employees and directors is determined on the grant date; for options awards, fair value is estimated using the Black-Scholes model and for stock appreciation rights (“SARs”), fair value is estimated using a Monte Carlo method. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods in the Company’s consolidated statement of operations.

These compensation costs are recognized net of an estimated forfeiture rate over the requisite service periods of the awards. Forfeitures are estimated on the date of the respective grant and revised if actual or expected forfeiture activity differs from original estimates.

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

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2012. The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The open tax years for U.S. federal, state and local tax returns is generally 2009 - 2012; open tax years relating to unused net operating loss carryforwards (“NOLs”) begin in 1998. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s consolidated financial statements for each of the years in the three-year period ended December 31, 2012.

Net Loss per Share
The objective of basic earning per share (“EPS”) is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, except that it also gives effect to all potentially dilutive common shares outstanding during the period.

The following is a reconciliation of the basic and diluted net income (loss) per share computation:

	Year Ended December 31,
	2012	2011	2010
Net (loss) income for basic EPS	$(14,528,153)	$13,594,176	$(28,195,339)
Change in fair value of warrants	—	8,930,906	—
Net loss (income), adjusted for change in fair value of warrants for diluted EPS	$(14,528,153)	$4,663,270	$(28,195,339)
Weighted-average shares: basic	51,639,622	50,929,491	45,151,774
Effect of potential common shares	—	3,132,159	—
Weighted-average shares: diluted	51,639,622	54,061,650	45,151,774
Earnings (loss) per share: basic	$(0.28)	$0.27	$(0.62)
Earnings (loss) per share: diluted	$(0.28)	$0.09	$(0.62)
Anti-dilutive employee share-based awards, excluded	—	504,668	—

The diluted earnings per share calculation reflects the effect of the assumed exercise of outstanding warrants and any corresponding elimination of the benefit included in operating results from the change in fair value of the warrants. Diluted shares outstanding include the dilutive effect of in-the-money options and warrants, unvested restricted stock and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.

The Company incurred losses for the years ended December 31, 2012 and 2010 whereas for the year ended December 31, 2011, the Company had net income. For all periods presented, certain equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Year Ended December 31,
	2012	2011	2010
Stock Options	2,865,861	504,668	4,649,361
Stock-Settled Stock Appreciation Rights	421,020	—	—
Restricted Stock Units	351,011	—	—
Warrants	2,263,538	—	8,052,933

As discussed in Note 5, the appreciation of each SSAR was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At December 31, 2012, the fair value of $287,036 was classified as current common stock warrants on the balance sheet. At December 31, 2011, the fair value of $622,938 was classified as non-current common stock warrants on the balance sheet.

For the years ended December 31, 2012 and 2011, SIGA did not hold any Level 3 securities.

As of December 31, 2012, the Company had $5.0 million outstanding from a loan entered into on December 31, 2012 (refer to Note 7 for details). The fair value of the loan approximates cost at December 31, 2012.

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

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued updated accounting guidance, which amended guidance on how to test goodwill for impairment. This update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The updated guidance is effective for annual impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. SIGA adopted this update for the year ended December 31, 2012 and the update did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective during interim and annual period beginning after December 15, 2011. SIGA adopted this update for the year ended December 31, 2012 and the update did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance that changed the requirement for presenting Comprehensive Income in the consolidated financial statements. The update requires an entity to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. SIGA adopted this new guidance on January 1, 2012.

3. Procurement Contract and Research Agreements

Procurement Contract

In May 2011, the Company signed a contract with BARDA (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Arestvyr to the U.S. Strategic National Stockpile (the “Strategic Stockpile”). The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use Arestvyr for smallpox prophylaxis. As described in Note 13, the amount of profits SIGA will retain pursuant to the BARDA Contract is subject to the judgment entered by the Delaware Court of Chancery in PharmAthene’s action against SIGA and the outcome of the pending appeal and cross-appeal.

In the fourth quarter of 2011, SIGA received approximately $41 million in advance payments under the BARDA Contract. In October 2012, SIGA received FDA concurrence with respect to its product labeling strategy in accordance with the BARDA Contract and during the fourth quarter of 2012, it received a milestone payment of approximately $12.3 million.

The BARDA Contract is a multiple deliverable arrangement comprising delivery of courses and covered research and development activities. The BARDA Contract provides certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until the Company’s obligations related to potential replacement of delivered courses are satisfied. Furthermore, payment for delivered courses and reimbursement of amounts the Company spends on covered research services are not contractually due to commence until after the Company has delivered the first 500,000 courses. Accordingly the Company has deferred revenue for all amounts received to date. Once the Company has delivered the first 500,000 courses, the Company expects to recognize revenue with respect to BARDA’s obligation to reimburse the cost of covered research and development services performed prior to this point.

In addition, direct costs incurred by the Company to fulfill the requirements under the BARDA Contract are being deferred and will be recognized as expenses over the same period that the related deferred revenue is recognized as revenue. As of December 31, 2012 and December 31, 2011, deferred direct costs under the BARDA Contract of approximately $2.8 million and $250,000, respectively, are included in deferred costs on the consolidated balance sheets. As of December 31, 2012, the Company recorded $3.8 million as receivables from long term contract and deferred revenue, respectively, for services provided under the BARDA Contract.

Research Agreements

The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and two grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $19.0 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

4. Stockholders’ Equity

On December 31, 2012, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2008 Financing
On June 19, 2008, SIGA entered into a letter agreement (as amended, the “Letter Agreement”) that expired on June 19, 2010, with MacAndrews & Forbes LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion or at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. In consideration for the commitment of M&F reflected in the Letter Agreement, on June 19, 2008, M&F received warrants to purchase 238,000 shares of SIGA common stock, initially exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants were exercisable until June 19, 2012. On June 19, 2012, the Commitment Warrants were amended to extend expiration to June 19, 2014. The modification of the warrants resulted in an expense of $257,000 recorded immediately upon modification.

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

2006 and 2005 Placements
In 2006 and 2005 the Company sold shares of its common stock and warrants to purchase shares of common stock. In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share (the “2006 Warrants”). In 2005, the Company issued 1,000,000 warrants with an initial exercise price of $1.18 per share (the “2005 Warrants”). As of December 31, 2010, all of the 2005 Warrants have been exercised and issued. The 2006 Warrants may be exercised through and including October 19, 2013. Due to the effect of certain anti-dilution provisions in such warrants, the Company adjusted the number of shares issuable under the 2006 Warrants by 337,594 through December 31, 2012. The exercise prices of the warrants issued in these placements were also adjusted. At December 31, 2012, 815,568 of the 2006 Warrants at an exercise price of $2.92 were outstanding. The number of shares issuable pursuant to the Warrants may be subject to further adjustment as a result of the effect of future equity issuances on anti-dilution provisions in the related warrant agreements.

The Company accounted for the 2006 and 2005 Warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. At December 31, 2012, the fair market value of the 2006 Warrants was $287,036. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the year ended December 31, 2012, the Company recorded a gain of $335,902 as a result of a net decrease in fair value in the 2006 Warrants.

5. Stock Compensation Plans

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) was initially adopted in May 2010. The 2010 Plan provided for the issuance of stock options, restricted stock and unrestricted stock with respect to an aggregate of 2,000,000 shares of the Company’s Common Stock to employees, consultants and outside directors of the Company. On May 17, 2011, the 2010 Plan was amended to provide for the issuance of restricted stock units (“RSUs”) and on February 2, 2012, the 2010 Plan was amended to provide for the issuance of SARs. Effective April 25, 2012, the 2010 Plan was amended to increase the maximum number of shares of Common Stock available for issuance to an aggregate of 4,500,000 shares. During the year ended December 31, 2012, the Company granted RSUs and SARs under the 2010 Plan in addition to stock options. The vesting period for awards granted under the 2010 Plan, except those granted to outside directors, is determined by the Compensation Committee of the Board of Directors. The Compensation Committee also determines the expiration date of each equity award, however, stock options and SARs may not be exercisable more than ten years after the date of grant. as the maximum term of equity awards issued under the 2010 Plan is ten years.

For the years ended December 31, 2012, 2011 and 2010, the Company recorded stock-based compensation expense, including stock options, SARs and RSUs, of approximately $1.8 million, $12.5 million and $1.5 million, respectively.

Stock Options
Stock option awards provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

The fair value of option grants were estimated at the date of grant during the years ended December 31, 2012, 2011, and 2010 based upon the following range of assumptions:

	2012	2011	2010
Expected volatility	77%	76%	80%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.98% - 1.24%	1.94%	2.16%
Expected life	6 years	6 years	5 years

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	2,799,793	$4.39
Granted	157,350	2.67
Exercised	(4,168)	1.89
Canceled/Expired	(50,267)	5.95
Outstanding at December 31, 2012	2,902,708	$4.28	5.35	$917,283
Vested and expected to vest at December 31, 2012	2,867,115	$4.28	5.35	$912,441
Exercisable at December 31, 2012	2,084,125	$4.48	4.83	$805,913

As of December 31, 2012, $734,000 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 0.97 years. The total fair value of vested stock options was $0.7 million, $2.5 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The total intrinsic value of stock options exercised was $3,000, $315,000 and $19.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

As of December 31, 2012 and 2011, 500,000 of the Company’s outstanding options, respectively, were subject to specific performance conditions consisting of minimum cash receipts thresholds and regulatory approval of our lead drug candidate. As of December 31, 2012, the performance conditions have not been achieved, thus these options are not exercisable at December 31, 2012.

Stock Appreciation Rights
Stock-settled stock appreciation rights (“SSARs”) provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant. Upon exercise, the gain, or intrinsic value, is settled by the delivery of SIGA stock to the employee.

During the year ended December 31, 2012, the Company granted 1.4 million shares of SSARs at a weighted average grant-date fair value of $0.68 per share. The exercise price of a SSAR is equal to the closing market price on the date of grant. The granted SSARs vest in equal annual installments over a period of three years and expire no later than seven years from the date of grant. Moreover, the appreciation of each SSAR was capped at a determined maximum value. At December 31, 2012, due to the cap on value the maximum number of shares that could be issued in the future is 453,465.

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

A summary of the Company’s SSAR activity is as follows:

	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	—	$—
Granted	1,446,802	3.53
Exercised	—	—
Canceled/Expired	(25,851)	3.53
Outstanding at December 31, 2012	1,420,951	$3.53	6.09	$—
Vested and expected to vest at December 31, 2012	1,359,167	$3.53	6.09	$—
Exercisable at December 31, 2012	—	$—	0	$—

As of December 31, 2012, $666,000 of total remaining unrecognized stock-based compensation cost related to SSARs is expected to be recognized over the weighted-average remaining requisite service period of 2.09 years.

Restricted Stock Awards/Restricted Stock Units
RSUs awarded to employees vest in equal annual installments over a three-year period and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2012	—	$—
Granted	460,000	2.82
Vested	—	—
Canceled/Expired	—	—
Outstanding at December 31, 2012	460,000	$2.82

As of December 31, 2012, $812,000 of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.54 years. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was $0, $10.0 million and $0.

During the year ended December 31, 2011, the Company granted 700,000 shares of restricted stock and restricted stock units at a weighted-average grant-date fair value of $14.26. There were no grants of restricted stock or restricted stock units in previous years.

Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2012	2,311,852	$2.16
Granted	—	—
Exercised	(1,000)	1.69
Canceled / Expired	(56,950)	1.69
Outstanding at December 31, 2012	2,253,902	$3.30

Warrants represent the right to purchase shares of Common Stock at contractual exercise prices. As of December 31, 2012, all outstanding warrants are exercisable.

6. Comprehensive Income

Comprehensive income includes net loss adjusted for the change in net unrealized gain (loss) on short-term investments. For the years ended December 31, 2012 and 2011, the components of comprehensive income were:

	Year Ended December 31,
	2012	2011
Net income (loss)	$(14,528,153)	$13,594,176
Unrealized (loss) gain on securities	—	(4,067)
Total comprehensive income (loss)	$(14,528,153)	$13,590,109

7. Debt

In December 2012, the Company entered into a loan agreement (“Loan Agreement”) with General Electric Capital Corporation (“GE Capital”) to provide the Company a term loan of $5.0 million with a fixed interest rate of 9.85% per annum and a revolving line of credit of $7 million with a variable interest rate. Borrowings under the revolving line of credit are based on eligible outstanding accounts receivable and will bear interest at a rate per annum equal to 5.25% plus the higher of: (a) 1.50%, and (b) three-month LIBOR divided by a defined factor. The term of the loan is three years.

As of December 31, 2012, the full term loan amount of $5.0 million was outstanding. Under the Loan Agreement, the Company may draw down from the revolving line of credit up to 85% of qualified eligible accounts receivable as described in the Loan Agreement. As of December 31, 2012, no amounts were available to borrow against the revolving line of credit as there were no eligible accounts receivable.

Under the Loan Agreement, the Company is required to make monthly payments of interest from February 2013 through June 2013. The term loan requires monthly payments of $167,000 in principal plus accrued interest beginning on July 1, 2013. Payments of principal on the term loan may be delayed until October 1, 2013 upon meeting certain conditions.

The loan is collateralized by substantially all of the Company’s assets other than Arestvyr or any intellectual property related to Arestvyr. The Loan Agreement contains affirmative and negative covenants including certain customary financial covenants. The Company was in compliance with all financial debt covenants as of December 31, 2012.

In connection with securing the Loan Agreement, the Company incurred approximately $386,000of debt issue costs which are recorded as deferred costs and allocated between other current assets and other assets. Furthermore, the Company incurred $90,000 of costs which were accounted for as a debt discount and thus, are recorded as a direct reduction of the face amount of the debt. The debt issue costs and debt discount will be amortized to interest expense over the term of the Loan Agreement.

The aggregate amount of required principal payments at December 31, 2012 is expected to be as follows:

2013	1,000,000
2014	2,000,000
2015	2,000,000
Total	$5,000,000

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

In October 2012, the Company funded a letter of credit and deposit to take advantage of a lease for office space secured by an affiliate of M&F from a third party landlord on behalf of the Company. Pursuant to such letter of credit, in January 2013 the Company entered into a sublease in which the Company will pay all costs associated with the lease, including rent. All payments made by the Company pursuant to the sublease will either be directly or indirectly made to the third-party landlord and not retained by M&F or any affiliate. The new sublease is expected to replace the current Office Services Agreement that is described in the previous paragraph, and occupancy is expected to commence once certain building improvements are completed by the landlord in early 2013. Upon commencement, the sublease allows for a free rent period of five months; subsequent to the free rent period, monthly rent payments are scheduled to be $60,000 for the first five years and $63,000 for the next two years. Rent payments under the lease and sublease are subject to customary rent escalation clauses.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2012, 2011 and 2010, the Company incurred costs of $2.0 million, $3.1 million and $2.7 million, respectively, related to services provided by the outside counsel. On December 31, 2012, the Company’s outstanding payables included $563,000 payable to the outside counsel.

9. Inventory

As of December 31, 2012, the Company has $17.6 million of work-in-process inventory. The value of such in-process inventory represents the costs incurred to manufacture Arestvyr under the BARDA Contract. Certain of the existing units of Arestvyr were initially manufactured prior to the point at which future commercialization was probable; thus, such cost was expensed as research and development in those respective periods. Additional costs incurred to complete production of courses of Arestvyr will be recorded as inventory. In 2012, research and development expense included inventory write-downs of $0.5 million.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Laboratory equipment	$2,305,410	$2,578,662
Leasehold improvements	2,817,123	3,187,415
Computer equipment	458,421	375,195
Furniture and fixtures	345,287	332,427
	5,926,241	6,473,699
Less - accumulated depreciation	(4,938,372)	(5,654,707)
Property, plant and equipment, net	$987,869	$818,992

11. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at December 31, 2012 and 2011:

	2012	2011
Loss contingency	$2,491,981	$2,050,000
Bonus	250,000	1,067,000
Professional fees	579,609	339,200
Vacation	328,463	222,706
Other	633,796	965,555
Accrued expenses and other current liabilities	$4,283,849	$4,644,461

12. Income Taxes

At December 31, 2012 and 2011, the Company’s deferred tax assets and liabilities are comprised of the following:

	2012	2011
Deferred income tax assets:
Net operating losses	$36,764,901	$32,109,373
Deferred research and development costs	2,950,555	3,674,469
Amortization of intangible assets	1,572,281	1,814,271
Share-based compensation	1,768,990	1,417,093
Depreciation	709,184	777,957
Deferred revenue	4,403,266	—
Other	1,104,612	896,251
Deferred income tax assets	49,273,789	40,689,414
Less: valuation allowance	(4,328,233)	(4,629,238)
Deferred income tax assets, net of valuation allowance	$44,945,556	$36,060,176
Deferred income tax liabilities:
Amortization of goodwill	(203,682)	(183,373)
Capitalized contract costs	(1,017,269)	—
Deferred income tax assets (liabilities), net	$43,724,605	$35,876,803

As of December 31, 2012, the Company generated federal net operating loss carryforwards of $103.8 million to offset future taxable income of which $0.7 million were attributable to excess tax deductions on stock option activity that will be realized as a benefit to Additional Paid-in Capital when they reduce income taxes payable. In 2012 and 2011, previously available NOLs of approximately $1.2 million and $0.9 million, respectively, expired. The remaining NOLs expire in various years between 2018 and 2031. As a result of a cumulative change in stock ownership occurring in a prior year, the annual utilization of the net operating loss carryforwards for years prior to 2004 may be subject to limitation.

For the year ended December 31, 2012, the Company incurred net losses for tax purposes and consequently, recognized an income tax benefit of $7.8 million. For the year ended December 31, 2011, the benefit from income taxes of $36.0 million mainly reflects net losses as well as a partial reduction of its valuation allowance as a significant portion of the Company’s deferred tax assets became realizable on a “more likely than not” basis primarily as a result of the execution of the BARDA Contract and forecasts of pre-tax earnings. Prior to June 30, 2011, the Company provided a tax valuation allowance on our United States federal and state deferred tax assets based on the Company’s evaluation that such assets were not “more likely than not” to be realized.
The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income are reduced or not realized, for example, based on an appellate ruling in the PharmAthene litigation described in Note 13, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

	2012	2011	2010
Statutory federal income tax rate	(35.0)%	(35.0)%	(34.0)%
State tax benefit	(1.4)%	0.1%	(0.1)%
Loss from fair value of common warrants	(0.5)%	(13.9)%	19.4%
Share-based compensation	0.8%	7.7%	—%
Other	0.5%	0.4%	1.8%
Valuation allowance on deferred tax assets	0.5%	(119.6)%	13.4%
Effective tax rate	(35.1)%	(160.3)%	0.5%

For the years ended December 31, 2012 and 2011, the Company’s effective tax rate differs from the federal statutory rate principally due to the partial reversal of its valuation allowance, net operating losses and other differences for which no benefit was recorded, state taxes and other permanent differences. For all years presented, the current year provision was not material.

Other Income, net, for the year ended December 31, 2010, includes $648,000 awarded to the Company under the U.S. government’s Qualified Discovery Tax Credit program.

13. Commitments and Contingencies

Operating lease commitments

The Company leases its Corvallis, Oregon, facilities and office space under an operating lease, most recently amended in November 2012, which expires in 2017 and includes a renewal option for an extension of five years. This lease contains annual escalation clauses, renewal provisions and generally requires us to pay utilities, insurance, taxes and other operating expenses. Rental expense, including charges for maintenance, utilities, real estate taxes and other operating expenses, totaled $1.0 million, $827,000 and $737,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum rental commitments under non-cancelable operating leases as of December 31, 2012 are expected to be as follows:

2013	$866,098
2014	881,832
2015	901,500
2016	921,168
2017	940,836
Total	$4,511,434

In January 2013, we entered into a sublease with an affiliate of M&F which is expected to commence in the first half of 2013 and to expire in 2020; rent payments under the sublease are not included in the above schedule. Refer to Note 8 for further description.

Other

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against SIGA in the Delaware Court of Chancery (the “Court” or “Court of Chancery”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asked the Court to order the Company to enter into a license agreement with PharmAthene with respect to ST-246, now also known as Arestvyr, to declare that the Company is obliged to execute such a license agreement, and to award damages resulting from the Company’s supposed breach of that obligation. PharmAthene also alleged that the Company breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on supposed information, capital, and assistance that PharmAthene allegedly provided to the Company during the negotiation process. The Court tried the case in January 2011.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provides that (a) net profits will be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company’s financial statements, (b) the net profits calculation will take into account expenses relating to ST-246 commencing with the Company’s acquisition of ST-246 in August 2004, and (c) PharmAthene may recover $2.4 million of attorneys’ fees and expenses. As of December 31, 2012, SIGA has recorded a $2.5 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million as collateral for the surety bond which is recorded in other assets as of December 31, 2012.

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

On August 26, 2012, PharmAthene filed its opening brief, answering with respect to the Company’s appeal and arguing in support of PharmAthene’s cross appeal. With respect to the latter, PharmAthene claimed that the Court of Chancery erred in not finding that there was a binding license agreement and should have awarded either specific performance or expectation damages. On September 27, 2012, the Company filed its final brief in response. On October 8, 2012, PharmAthene filed its final brief in response. The oral argument on the appeal and cross-appeal was heard before the Supreme Court of Delaware, en banc, on January 10, 2013 and the Court took the arguments under advisement.

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

14. Financial Information By Quarter (Unaudited)

	Three Months Ended
2012	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,466	$2,701	$2,290	$2,514
Selling, general and administrative	2,214	3,475	3,139	2,583
Research and development	4,465	5,183	4,170	4,396
Patent preparation fees	336	376	377	794
Operating loss	(5,549)	(6,333)	(5,396)	(5,259)
Net income (loss)	(4,053)	(4,347)	(2,940)	(3,188)
Earnings (loss) per share: basic	$(0.08)	$(0.08)	$(0.06)	$(0.06)
Earnings (loss) per share: diluted	$(0.08)	$(0.08)	$(0.06)	$(0.06)

	Three Months Ended
2011	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,697	$2,491	$3,578	$4,960
Selling, general and administrative	4,250	9,351	3,969	6,362
Research and development	3,566	3,835	5,170	5,796
Patent preparation fees	342	413	482	571
Operating loss	(6,461)	(11,108)	(6,043)	(7,769)
Net income (loss)	(4,701)	23,842	210	(5,757)
Earnings (loss) per share: basic	$(0.09)	$0.47	$—	$(0.11)
Earnings (loss) per share: diluted	$(0.09)	$0.44	$—	$(0.11)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective as of December 31, 2012 at a reasonable level of assurance.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control-Integrated Framework. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

     Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

 Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

Equity Compensation Plan Information
The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Securities Available for Future Issuance under Equity
Plan Category	Warrants and Rights (1)	Warrants and Rights	Compensation Plans (2)
Equity compensation plans approved by security holders	5,610,075	$3.84	2,660,558
Equity compensation plans not approved by security holders	—	N/A	—
Total	5,610,075		2,660,558

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders.

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

10(y)
Amendment of Solicitation/Modification of Contract dated as of June 24, 2011, to Agreement dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 28, 2011).

10(z)
Amendment to Employment Agreement, dated January 22, 2007, between the Company and Dr. Dennis Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 27, 2011).

10(aa)
Amendment to Employment Agreement, dated November 17, 2008, between the Company and Dr. Eric Rose (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 13, 2012).

10(bb)	Amendment to the SIGA 2010 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K of the Company filed on February 2, 2012).

10(cc)
Amendment of Solicitation/Modification of Contract dated as of September 28, 2011, to Agreement dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with teh Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 10-Q of the Company filed on May 7, 2012).

10(dd)
Amendment of Solicitation/Modification of Contract dated as of October 7, 2011, to Agreement dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 10-Q of the Company filed on May 7, 2012).

10(ee)
Amendment of Solicitation/Modification of Contract dated as of January 25, 2012 to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 10-Q of the Company filed on May 7, 2012).

10(ff)
Amendment of Solicitation/Modification of Contract dated as of February 7, 2012, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Current Report on Form 10-Q of the Company filed on May 7, 2012).

10(gg)	Amendment to the SIGA 2010 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 25, 2012).

10(hh)	Employment Agreement dated as of June 4, 2012, between SIGA and William J. Haynes II (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 4, 2012).

10(ii)
Loan and Security Agreement, dated as of December 31, 2012, between General Electric Capital Corporation and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 1, 2013).

10(jj)
Amendment of Solicitation/Modification of Contract dated as of December 19, 2012, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 6, 2013	By:	/s/ Eric A. Rose
Eric A. Rose, M.D.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Eric A. Rose
Eric A. Rose, M.D.	Chairman and Chief Executive Officer	March 6, 2013
(Principal Executive Officer)

/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 6, 2013
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ James J. Antal
James J. Antal	Director	March 6, 2013

/s/ Michael J. Bayer
Michael J. Bayer	Director	March 6, 2013

/s/ William C. Bevins
William C. Bevins	Director	March 6, 2013

/s/ Thomas E. Constance
Thomas E. Constance	Director	March 6, 2013

/s/ Joseph Marshall
Joseph Marshall	Director	March 6, 2013

/s/ Paul G. Savas
Paul G. Savas	Director	March 6, 2013

/s/ Bruce Slovin
Bruce Slovin	Director	March 6, 2013

/s/ Andrew Stern
Andrew Stern	Director	March 6, 2013

/s/ Frances Fragos Townsend
Frances Fragos Townsend	Director	March 6, 2013

/s/ Michael Weiner
Michael Weiner, M.D.	Director	March 6, 2013