Form 10-K/A
period 2012-12-31
SIGA TECHNOLOGIES INC
filed 2013-05-15
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ___________

Commission File No. 0-23047
SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of	(IRS Employer Identification. No.)
incorporation or organization)

660 Madison Avenue, Suite 1700	10065
New York, NY	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 672-9100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
common stock, $.0001 par value	Nasdaq Global Market

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
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K/A
EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-K/A (the “Amended Filing” or “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”) to amend and restate our audited consolidated financial statements and related disclosures as of and for the years ended December 31, 2011 and 2010 included in Item 8, Note 3, “Revision and Restatement of Consolidated Financial Statements”, as well as selected quarterly financial data (excluding footnotes) for the periods from March 31, 2011 through December 31, 2011 included in Item 8, Note 15 - “Revised and Restated Financial Information By Quarter (Unaudited).”  The audited consolidated financial statements and related disclosures as of and for the year ended December 31, 2012 and the selected quarterly financial data for each of the quarters therein have also been revised to conform with the restated financial statements referred to herein; the conclusion to revise rather restate the amounts for 2012 resulted from the immaterial nature of the adjustments based on quantitative and qualitative considerations. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013.

Background of the Restatement

On May 8, 2013, the Company concluded, based on the recommendation of management, that the previously issued consolidated financial statements as of and for the years ended December 31, 2011 and 2010 included in the Company's most recently filed Form 10-K are no longer appropriate to rely upon because they failed to account for certain outstanding warrants to purchase common stock of the Company (the “Warrants”) as liabilities rather than equity and to account for non-cash charges resulting from the periodic “mark-to-market” adjustments of the Warrants. The Company has determined that the aforementioned financial statements should be restated to reflect the aforementioned liabilities and non-cash charges.

The Company accounts for the Warrants in accordance with ASC 815, Derivatives and Hedging. ASC 815 requires that free-standing derivative financial instruments that contain certain anti-dilution provisions be classified as assets or liabilities at the time of the transaction, and be recorded at their fair value. ASC 815 also requires that any subsequent change in the fair value of the derivative instruments be reported in earnings or loss for so long as the derivative contracts are classified as assets or liabilities.

The cumulative effect of these non-cash adjustments on the Company's financial statements is an approximate decrease in the equity balance and a corresponding increase in total liabilities of $700,000 at December 31, 2012. Refer to Item 8, Note 3 for further details regarding the amounts of the adjustments. These adjustments neither impact the net cash used in operating activities nor change the cash and cash equivalents account balances for the applicable financial statements. As of and for the years ended December 31, 2011 and 2010, the quantitative impact of the non-cash adjustments on net income and net loss, respectively, were material. As of and for the year ended December 31, 2012, the quantitative and qualitative impact of the non-cash adjustments on net loss were not material.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement and revision:

•	Part I - Item 1A. Risk Factors

•	Part II - Item 6. Selected Financial Data

•	Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II - Item 8. Financial Statements and Supplementary Data;

•	Part II - Item 9A. Controls and Procedures; and

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.
The sections of the Form 10-K which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing is as of the date of the Original Filing on the Form 10-K and has not been updated to reflect events occurring subsequent to the Original Filing date other than those associated with the restatement of the Company's audited consolidated financial statements.

3

SIGA TECHNOLOGIES, INC.
FORM 10-K/A

Item 1. Business

There are no changes to Item 1 as disclosed in our originally filed Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A. Risk Factors

There are no changes to Item 1A as disclosed in our originally filed Annual Report on Form 10-K for the year ended December 31, 2012 except for the following risk factors.

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

We incurred net operating losses of approximately $22.5 million and $31.4 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, 2011 and 2010, our accumulated deficit was approximately $139.4 million (revised), $125.3 million (restated) and $154.4 million (restated), respectively. We expect to continue to have significant operating expenses and will need to generate significant revenues to achieve and maintain profitability.

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

Risks Related to Our Common Stock

We have identified a material weakness in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements included in this Annual Report on Form 10-K/A. This material weakness, uncorrected, could continue to affect adversely our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and identified a material weakness related to the failure to ensure timely application of anti-dilution provisions contained in certain outstanding warrant arrangements. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2012. See Part II - Item 9A, “Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The effectiveness of any controls or procedures is subject to certain limitations, and as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. We also cannot assure you that other material weaknesses will not arise as a result of our past failure to maintain adequate internal controls and procedures or that circumvention of those controls and procedures will not occur. Additionally, even improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with generally accepted accounting principles. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to report properly on our business and the results of our operations, and the market price of our securities could be materially adversely affected.

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

Item 6. Revised and Restated Selected Financial Data

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its audited consolidated financial statements and related disclosures for the years ended December 2011 and 2010 and amending and revising its audited consolidated financial statements and related disclosures for the year ended December 31, 2012, as included in this Item. The aforementioned revised and restated financial statements include selected consolidated financial data for the quarterly periods included in Item 8, “Revised and Restated Financial Information By Quarter (Unaudited).”

The selected financial data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our revised and restated audited consolidated financial information included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from applicable revised and restated audited consolidated financial statements not included in this annual report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the revised and restated consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2012		2011 (Restated)		2010 (Restated)		2009		2008
	(in thousands, except share and per share data)
Revenues	$8,971		$12,726		$19,216		$13,812		$8,066
Selling, general and administrative	11,410		23,932		8,131		7,533		4,608
Research and development	18,213		18,367		22,659		17,423		11,613
Patent preparation fees	1,883		1,808		1,149		734		582
Loss from operations	(22,536)		(31,381)		(12,722)		(11,878)		(8,737)
Decrease (increase) in fair value of common stock warrants	805	*	24,436	*	(38,110)	*	(17,476)	*	(1,510)
Interest expense	(173)		—		—		—		—
Other income, net	1		13		659		1		94
Loss before income taxes	(21,904)	*	(6,932)	*	(50,173)	*	(29,354)	*	(10,153)
Benefit from (provision for) income taxes	7,844		36,032		(175)		—		—
Net income (loss)	$(14,060)	*	$29,100	*	(50,348)	*	$(29,354)	*	$(10,153)
Basic earnings (loss) per share	$(0.27)	*	$0.57	*	$(1.12)	*	$(0.78)	*	$(0.29)
Diluted earnings (loss) per share	$(0.27)	*	$0.09		$(1.12)	*	$(0.78)	*	$(0.29)
Weighted average shares outstanding: basic	51,639,622		50,929,491		45,151,774		37,463,255		34,732,625
Weighted average shares outstanding: diluted	51,639,622		54,061,650		45,151,774		37,463,255		34,732,625
Cash and cash equivalents and short-term investments	$32,017		$49,257		$21,331		$19,496		$2,322
Total assets	105,836		90,380		27,032		25,915		8,797
Long-term obligations	4,779	*	1,560	*	27,188	*	20,376	*	4,477
Stockholders’ equity	28,243	*	40,771	*	(12,913)	*	(3,489)	*	1
Net cash provided by (used in) operating activities	(20,223)		25,574		(10,825)		(8,471)		(7,198)

* Represents adjusted amounts for the revision in the year ended December 31, 2012 and the restatement for the years prior to and including December 31, 2011; refer to Note 3 to the Consolidated Financial Statements for further detail.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Amended Filing on Form 10-K/A. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Restatement

As discussed in the Explanatory Note to this Amended Filing, the Company is amending and restating its audited consolidated financial statements and related disclosures as of and for the years ended December 31, 2011 and 2010, as included in Item 8, Note 3, as well as selected consolidated quarterly financial data (excluding footnotes) for the periods from March 31, 2011 through December 31, 2011, as included in Item 8, Note 15.  The audited consolidated financial statements and related disclosures as of and for the year ended December 31, 2012 have been revised to conform with the restated financial statements referred to herein. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013.

The following discussion and analysis of our financial condition and results of operations incorporates the restated and revised amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012.

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

We use model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Black-Scholes model utilizes inputs consisting of: (i) the closing price of our common stock; (ii) the expected remaining life of the warrants; (iii) the expected volatility using a weighted-average of historical volatilities of SIGA and a group of comparable companies; and (iv) the risk-free market rate. At December 31, 2012 and 2011, the fair value of common stock warrants was as follows:

	2012 (Revised)	2011 (Restated)
Common stock warrants, current	$333,793	$125,841
Common stock warrants, non-current	657,246	1,412,304
	$991,039	$1,538,145

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

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the years ended December 31, 2012, 2011, and 2010, we recorded a gain of $804,516 (revised), a gain of $24.4 million (restated) and a loss of $38.1 million (restated), respectively, reflecting changes in the fair market value of warrants and rights to purchase common stock during the respective years. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities.

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

Other
We have incurred cumulative net losses and expect to incur additional expenses to perform further research and development activities. We anticipate that we will need additional funds, beyond current capital resources, to complete the development of our products. We believe that the funds expected to be generated from our procurement contract with BARDA (see Note 4) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months. Payment from BARDA for delivery of courses of Arestvyr will not commence until after delivery of 500,000 courses. We currently expect achievement of this threshold and the resulting receipt of funds from BARDA to occur during 2013. If 500,000 courses are not delivered or if payment for delivery is not received in 2013, then the Company will experience a significant reduction in our forecasted capital resources and cash flows and consequently will need to seek additional capital resources. Such resources might include procurement contracts, collaborative agreements, strategic alliances, research grants and future equity and debt financing. There is no assurance that we will be successful in obtaining additional funding, or whether any funding from an equity or debt financing would be available on commercially reasonable terms, if at all. If we are unable to raise additional capital, future operations might need to be scaled back or discontinued. Furthermore, as discussed in Item 3, “Legal Proceedings”, our ability to support our operations may be adversely affected by the resolution of the pending appeal and cross-appeal in the litigation with PharmAthene. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

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

(1)
Includes facilities and office space under an operating lease which expires in 2017. These obligations assume non-termination of agreements and represent expected payments, which are subject to change. In January 2013, we entered into a sublease with an affiliate of M&F, which is expected to commence in the first half of 2013 and to expire in 2020; rent payments under the sublease are not included in the above schedule. Refer to Note 9 for further description.

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

Item 8. Revised and Restated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/loss, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. However, management has subsequently determined that a material weakness in internal control over financial reporting, related to the accounting for anti-dilution provisions contained in certain outstanding warrant agreements, existed as of that date. Accordingly, Management's Report on Internal Control over Financial Reporting appearing under Item 9A has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting relating to the accounting for anti-dilution provisions contained in certain outstanding warrant agreements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the 2011 and 2010 consolidated financial statements have been restated to correct an error.
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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 6, 2013, except for the restatement described in Note 3 to the consolidated financial statements and the matter described in the penultimate paragraph of Management's Report on Internal Control over Financial Reporting (Restated), as to which the date is May 14, 2013.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

	December 31, 2012	December 31, 2011 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$32,017,490	$49,256,930
Accounts receivable	970,288	2,637,103
Inventory	17,641,922	—
Prepaid expenses and other current assets	801,149	356,898
Deferred tax assets	33,515,327	727,772
Total current assets	84,946,176	52,978,703

Property, plant and equipment, net	987,869	818,992
Receivables from long-term contract	3,771,219	—
Deferred costs	2,841,534	250,072
Goodwill	898,334	898,334
Other assets	2,181,720	285,345
Deferred tax assets, net	10,209,278	35,149,031
Total assets	$105,836,130	$90,380,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,189,917	$2,278,316
Accrued expenses and other current liabilities	4,283,849	4,644,461
Current common stock warrants	333,793	125,841
Current portion of long term debt	954,738	—
Total current liabilities	15,762,297	7,048,618

Deferred revenue	57,052,020	41,001,110
Common stock warrants	657,246	1,412,304
Long term debt	3,955,262	—
Other liabilities	166,303	147,586
Total liabilities	77,593,128	49,609,618
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 51,642,520 and 51,637,352 issued and outstanding at December 31, 2012, and December 31, 2011, respectively)	5,164	5,164
Additional paid-in capital	167,588,374	166,056,692
Accumulated deficit	(139,350,536)	(125,290,997)
Total stockholders’ equity	28,243,002	40,770,859
Total liabilities and stockholders’ equity	$105,836,130	$90,380,477

The accompanying notes are an integral part of these financial statements.
SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011 (Restated)	2010 (Restated)
Revenues
Research and development	$8,970,835	$12,725,792	$19,215,837

Operating expenses
Selling, general and administrative	11,410,131	23,931,713	8,130,669
Research and development	18,213,036	18,367,348	22,658,959
Patent preparation fees	1,883,405	1,808,168	1,148,597
Total operating expenses	31,506,572	44,107,229	31,938,225
Operating loss	(22,535,737)	(31,381,437)	(12,722,388)
Decrease (increase) in fair value of common stock warrants	804,516	24,436,309	(38,110,030)
Interest expense	(172,993)	—	—
Other income, net	522	13,061	659,292
Loss before income taxes	(21,903,692)	(6,932,067)	(50,173,126)
Benefit from (provision for) income taxes	7,844,153	36,031,646	(175,175)
Net income (loss)	$(14,059,539)	$29,099,579	$(50,348,301)
Basic earnings (loss) per share	$(0.27)	$0.57	$(1.12)
Diluted earnings (loss) per share	$(0.27)	$0.09	$(1.12)
Weighted average shares outstanding: basic	51,639,622	50,929,491	45,151,774
Weighted average shares outstanding: diluted	51,639,622	54,061,650	45,151,774

Net income (loss)	$(14,059,539)	$29,099,579	$(50,348,301)
Change in net unrealized gain (loss) on short-term investments	—	(4,067)	4,067
Comprehensive income (loss)	$(14,059,539)	$29,095,512	$(50,344,234)

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

					Accumulated
			Additional		Other	Total
	Common Stock		Paid - In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2009 (Restated)	43,061,635	$4,306	$100,548,497	$(104,042,276)	$—	$(3,489,473)
Net loss				(50,348,301)		(50,348,301)
Change in net unrealized gain (loss) on short-term investments					4,067	4,067
Comprehensive loss						(50,344,234)
Issuance of common stock upon exercise of stock options and warrants	5,957,808	596	8,880,394			8,880,990
Stock based compensation			1,483,955			1,483,955
Fair value of exercised common stock warrants			30,555,845			30,555,845
Balances, December 31, 2010 (Restated)	49,019,443	4,902	141,468,691	(154,390,577)	4,067	(12,912,917)
Net income				29,099,579		29,099,579
Change in net unrealized gain (loss) on short-term investments					(4,067)	(4,067)
Comprehensive income						29,095,512
Issuance of common stock upon exercise of stock options and warrants	2,123,454	213	3,946,024			3,946,237
Stock based compensation	700,000	70	12,463,702			12,463,772
Tax obligation from stock-based compensation	(205,545)	(21)	(1,353,635)			(1,353,656)
Fair value of exercised common stock warrants			9,531,911			9,531,911
Balances, December 31, 2011 (Restated)	51,637,352	5,164	166,056,693	(125,290,998)	—	40,770,859
Net loss				(14,059,539)		(14,059,539)
Change in net unrealized gain (loss) on short-term investments						—
Comprehensive loss						(14,059,539)
Issuance of common stock upon exercise of stock options and warrants	5,168	—	(247,833)			(247,833)
Stock based compensation			1,779,515			1,779,515
Balances, December 31, 2012	51,642,520	$5,164	$167,588,375	$(139,350,537)	$—	$28,243,002

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011 (Restated)	2010 (Restated)
Cash flows from operating activities:
Net income (loss)	$(14,059,539)	$29,099,579	$(50,348,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	419,358	568,288	625,343
Increase (decrease) in fair value of warrants	(804,516)	(24,436,309)	38,099,969
Stock based compensation	1,779,515	12,463,772	1,483,955
Changes in assets and liabilities:
Accounts receivable	(2,104,404)	365,041	(596,283)
Inventory	(17,641,922)	—	—
Deferred costs	(2,591,462)	(250,072)	—
Prepaid expenses	(444,251)	12,119	1,216,055
Other assets	(548,419)	(4,697)	24,103
Deferred income taxes, net	(7,847,802)	(36,051,978)	175,175
Accounts payable, accrued expenses and other current liabilities	7,550,989	2,659,597	(125,929)
Deferred revenue	16,050,910	41,001,110	—
Other liabilities	18,717	147,586	(1,379,471)
Net cash provided by (used in) operating activities	(20,222,826)	25,574,036	(10,825,384)
Cash flows from investing activities:
Capital expenditures	(588,235)	(237,023)	(549,944)
Collateral for surety bond	(1,347,956)	—	—
Proceeds from maturity of short term investments	—	40,000,000	31,250,000
Purchases of short term investments	—	(25,004,717)	(41,235,922)
Net cash provided by (used in) investing activities	(1,936,191)	14,758,260	(10,535,866)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	9,577	3,946,237	13,196,990
Repurchase of common stock	—	(1,353,656)	—
Proceeds from the issuance of debt	4,910,000	—	—
Net cash provided by financing activities	4,919,577	2,592,581	13,196,990
Net increase (decrease) in cash and cash equivalents	(17,239,440)	42,924,877	(8,164,260)
Cash and cash equivalents at beginning of period	49,256,930	6,332,053	14,496,313
Cash and cash equivalents at end of period	$32,017,490	$49,256,930	$6,332,053

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$—	$9,531,911	$30,555,845

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

The consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management believes that the funds expected to be generated from its procurement contract with the Biomedical Advance Research and Development Authority (“BARDA”) (see Note 4) together with existing capital resources and continuing government grants and contracts will be sufficient to support its operations beyond the next twelve months. As discussed in Note 4, payment from BARDA for delivery of courses of Arestvyr™ (tecovirimat), also known as ST-246®, will not commence until after delivery of 500,000 courses. Management currently expects achievement of this threshold and the resulting receipt of funds from BARDA to occur during 2013. If 500,000 courses are not delivered or if payment for delivery is not received in 2013, then the Company will experience a significant reduction in our forecasted capital resources and cash flows and consequently will need to seek additional capital resources. Such resources may include procurement contracts, collaborative agreements, strategic alliances, research grants, and future equity and debt financing. There is no assurance that the Company will be successful in obtaining additional funding, or whether any funding from either an equity or debt financing would be available on commercially reasonable terms, if at all. If the Company is unable to raise additional capital, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

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

The following is a reconciliation of the basic and diluted net income (loss) per share computation:

	Year Ended December 31,
	2012 (Revised)	2011 (Restated)	2010 (Restated)
Net (loss) income for basic EPS	$(14,059,539)	$29,099,579	$(50,348,301)
Change in fair value of warrants	—	(24,436,309)	—
Net loss (income), adjusted for change in fair value of warrants for diluted EPS	$(14,059,539)	$53,535,888	$(50,348,301)
Weighted-average shares: basic	51,639,622	50,929,491	45,151,774
Effect of potential common shares	—	3,132,159	—
Weighted-average shares: diluted	51,639,622	54,061,650	45,151,774
Earnings (loss) per share: basic	$(0.27)	$0.57	$(1.12)
Earnings (loss) per share: diluted	$(0.27)	$0.09	$(1.12)
Anti-dilutive employee share-based awards, excluded	—	504,668	—

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

As discussed in Note 6, the appreciation of each SSAR was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At December 31, 2012 and 2011, the fair value of such warrants was as follows:

	2012 (Revised)	2011 (Restated)
Common stock warrants, current	$333,793	$125,841
Common stock warrants, non-current	657,246	1,412,304
	$991,039	$1,538,145

For the years ended December 31, 2012 and 2011, SIGA did not hold any Level 3 securities.

As of December 31, 2012, the Company had $5.0 million outstanding from a loan entered into on December 31, 2012 (refer to Note 8 for details). The fair value of the loan approximates cost at December 31, 2012.

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

3. Restatement and Revision of Consolidated Financial Statements

On May 8, 2013, the Company concluded, based on the recommendation of management, that the previously issued consolidated financial statements as of and for the years ended December 31, 2011 and 2010 included in the Company's most recently filed Form 10-K are no longer appropriate to rely upon because they failed to account for certain outstanding warrants to purchase common stock of the Company (the “Warrants”) as liabilities rather than equity and to account for non-cash charges resulting from the periodic “mark-to-market” adjustments of the Warrants. The Company has determined that the aforementioned financial statements should be restated to correct this error and reflect the aforementioned liabilities and non-cash charges.

The audited consolidated financial statements and related disclosures as of and for the year ended December 31, 2012 have also been revised to correct this error and conform with the restated financial statements referred to herein. The impact to the financial statements as of and for the year ended December 31, 2012 was not material.

The effects of the revision and restatement on the consolidated balance sheets are summarized in the following table:

	December 31, 2012			December 31, 2011
	As Originally Reported	Adjustments	Revised	As Originally Reported	Adjustments	Restated
ASSETS
Current assets
Cash and cash equivalents	$32,017,490		$32,017,490	$49,256,930		$49,256,930
Accounts receivable	970,288		970,288	2,637,103		2,637,103
Inventory	17,641,922		17,641,922	—		—
Prepaid expenses and other current assets	801,149		801,149	356,898		356,898
Deferred tax assets, net	33,515,327		33,515,327	727,772		727,772
Total current assets	84,946,176	—	84,946,176	52,978,703	—	52,978,703

Property, plant and equipment, net	987,869		987,869	818,992		818,992
Receivables from long-term contract	3,771,219		3,771,219	—		—
Deferred costs	2,841,534		2,841,534	250,072		250,072
Goodwill	898,334		898,334	898,334		898,334
Other assets	2,181,720		2,181,720	285,345		285,345
Deferred tax assets, net	10,209,278		10,209,278	35,149,031		35,149,031
Total assets	$105,836,130	$—	$105,836,130	$90,380,477	$—	$90,380,477
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,189,917		$10,189,917	$2,278,316		$2,278,316
Accrued expenses and other current liabilities	4,283,849		4,283,849	4,644,461		4,644,461
Current common stock warrants	287,036	46,757	333,793	—	125,841	125,841
Current portion of long term debt	954,738		954,738	—		—
Total current liabilities	15,715,540	46,757	15,762,297	6,922,777	125,841	7,048,618

Deferred revenue	57,052,020		57,052,020	41,001,110		41,001,110
Common stock warrants	—	657,246	657,246	622,938	789,366	1,412,304
Long term debt	3,955,262		3,955,262	—		—
Other liabilities	166,303		166,303	147,586		147,586
Total liabilities	76,889,125	704,003	77,593,128	48,694,411	915,207	49,609,618
Stockholders' equity
Common stock	5,164		5,164	5,164		5,164
Additional paid-in capital	152,340,303	15,248,071	167,588,374	150,551,211	15,505,481	166,056,692
Accumulated deficit	(123,398,462)	(15,952,074)	(139,350,536)	(108,870,309)	(16,420,688)	(125,290,997)
Total stockholders' equity	28,947,005	(704,003)	28,243,002	41,686,066	(915,207)	40,770,859
Total liabilities and stockholders' equity	$105,836,130	$—	$105,836,130	$90,380,477	$—	$90,380,477

The effects of the revision and restatement on the consolidated statements of operations and comprehensive income/loss are summarized in the following tables:

	Year Ended December 31, 2012
	As Originally Reported	Adjustments	Revised
Revenues
Research and development	$8,970,835		$8,970,835
Operating expenses
Selling, general and administrative	11,410,131		11,410,131
Research and development	18,213,036		18,213,036
Patent preparation fees	1,883,405		1,883,405
Total operating expenses	31,506,572	—	31,506,572
Operating loss	(22,535,737)	—	(22,535,737)
Decrease (increase) in fair value of common stock warrants	335,902	468,614	804,516
Interest expense	(172,993)		(172,993)
Other income, net	522		522
Loss before benefit from income taxes	(22,372,306)	468,614	(21,903,692)
Benefit from income taxes	7,844,153		7,844,153
Net income (loss)	$(14,528,153)	$468,614	$(14,059,539)
Basic earnings (loss) per share	$(0.28)	$0.01	$(0.27)
Diluted earnings (loss) per share	$(0.28)	$0.01	$(0.27)
Weighted average shares outstanding: basic	51,639,622	—	51,639,622
Weighted average shares outstanding: diluted	51,639,622	—	51,639,622

	Year Ended December 31, 2011
	As Originally Reported	Adjustments	Restated
Revenues
Research and development	$12,725,792		$12,725,792
Operating expenses
Selling, general and administrative	23,931,713		23,931,713
Research and development	18,367,348		18,367,348
Patent preparation fees	1,808,168		1,808,168
Total operating expenses	44,107,229	—	44,107,229
Operating loss	(31,381,437)	—	(31,381,437)
Decrease (increase) in fair value of common stock warrants	8,930,906	15,505,403	24,436,309
Other income, net	13,061		13,061
Loss before benefit from income taxes	(22,437,470)	15,505,403	(6,932,067)
Benefit from income taxes	36,031,646		36,031,646
Net income (loss)	$13,594,176	$15,505,403	$29,099,579
Basic earnings (loss) per share	$0.27	$0.30	$0.57
Diluted earnings (loss) per share	$0.09	$—	$0.09
Weighted average shares outstanding: basic	50,929,491	—	50,929,491
Weighted average shares outstanding: diluted	54,061,650	—	54,061,650

	Year Ended December 31, 2010
	As Originally Reported	Adjustments	Restated
Revenues
Research and development	$19,215,837		$19,215,837
Operating expenses
Selling, general and administrative	8,130,669		8,130,669
Research and development	22,658,959		22,658,959
Patent preparation fees	1,148,597		1,148,597
Total operating expenses	31,938,225	—	31,938,225
Operating loss	(12,722,388)	—	(12,722,388)
Decrease (increase) in fair value of common stock warrants	(15,957,068)	(22,152,962)	(38,110,030)
Other income, net	659,292		659,292
Loss before benefit from income taxes	(28,020,164)	(22,152,962)	(50,173,126)
Benefit from income taxes	(175,175)		(175,175)
Net income (loss)	$(28,195,339)	$(22,152,962)	$(50,348,301)
Basic earnings (loss) per share	$(0.62)	$(0.50)	$(1.12)
Diluted earnings (loss) per share	$(0.62)	$(0.50)	$(1.12)
Weighted average shares outstanding: basic	45,151,774	—	45,151,774
Weighted average shares outstanding: diluted	45,151,774	—	45,151,774

The effects of the revision and restatement on the consolidated statements of cash flows are summarized in the following tables:

	December 31, 2012
	As Originally Reported	Adjustments	Revised
Cash flows from operating activities:
Net loss	$(14,528,153)	$468,614	$(14,059,539)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other amortization	419,358		419,358
Increase in fair value of warrants	(335,902)	(468,614)	(804,516)
Stock based compensation	1,779,515		1,779,515
Changes in assets and liabilities:
Accounts receivable	(2,104,404)		(2,104,404)
Inventory	(17,641,922)		(17,641,922)
Deferred costs	(2,591,462)		(2,591,462)
Prepaid expenses	(444,251)		(444,251)
Other assets	(548,419)		(548,419)
Deferred revenue	16,050,910		16,050,910
Accounts payable, accrued expenses and other current liabilities	7,550,989		7,550,989
Deferred income taxes, net	(7,847,802)		(7,847,802)
Other liabilities	18,717		18,717
Net cash used in operating activities	(20,222,826)	—	(20,222,826)
Cash flows from investing activities:
Capital expenditures	(588,235)		(588,235)
Collateral for surety bond	(1,347,956)		(1,347,956)
Net cash provided by (used in) investing activities	(1,936,191)	—	(1,936,191)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	9,577		9,577
Proceeds from issuance of debt	4,910,000		4,910,000
Net cash provided by financing activities	4,919,577	—	4,919,577
Net increase (decrease) in cash and cash equivalents	(17,239,440)	—	(17,239,440)
Cash and cash equivalents at beginning of period	49,256,930		49,256,930
Cash and cash equivalents at end of period	$32,017,490	$—	$32,017,490

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon exercise	$—		$—

	December 31, 2011
	As Originally Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$13,594,176	$15,505,403	$29,099,579
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other amortization	568,288		568,288
Increase in fair value of warrants	(8,930,906)	(15,505,403)	(24,436,309)
Stock based compensation	12,463,772		12,463,772
Changes in assets and liabilities:
Accounts receivable	365,041		365,041
Deferred costs	(250,072)		(250,072)
Prepaid expenses	12,119		12,119
Other assets	(4,697)		(4,697)
Deferred revenue	41,001,110		41,001,110
Accounts payable, accrued expenses and other current liabilities	2,659,597		2,659,597
Deferred income taxes, net	(36,051,978)		(36,051,978)
Other liabilities	147,586		147,586
Net cash used in operating activities	25,574,036	—	25,574,036
Cash flows from investing activities:
Capital expenditures	(237,023)		(237,023)
Proceeds from maturity of short term investments	40,000,000		40,000,000
Purchases of short term investments	(25,004,717)		(25,004,717)
Net cash provided by (used in) investing activities	14,758,260	—	14,758,260
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	3,946,237		3,946,237
Repurchase of common stock	(1,353,656)		(1,353,656)
Net cash provided by financing activities	2,592,581	—	2,592,581
Net increase (decrease) in cash and cash equivalents	42,924,877	—	42,924,877
Cash and cash equivalents at beginning of period	6,332,053		6,332,053
Cash and cash equivalents at end of period	$49,256,930	$—	$49,256,930

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon exercise	$970,816	$8,561,095	$9,531,911

	December 31, 2010
	As Originally Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(28,195,339)	$(22,152,962)	$(50,348,301)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and other amortization	625,343		625,343
Increase in fair value of warrants	15,947,007	22,152,962	38,099,969
Stock based compensation	1,483,955		1,483,955
Changes in assets and liabilities:
Accounts receivable	(596,283)		(596,283)
Prepaid expenses	1,216,055		1,216,055
Other assets	24,103		24,103
Accounts payable, accrued expenses and other current liabilities	(125,929)		(125,929)
Deferred income taxes, net	175,175		175,175
Other liabilities	(1,379,471)		(1,379,471)
Net cash used in operating activities	(10,825,384)	—	(10,825,384)
Cash flows from investing activities:
Capital expenditures	(549,944)		(549,944)
Proceeds from maturity of short term investments	31,250,000		31,250,000
Purchases of short term investments	(41,235,922)		(41,235,922)
Net cash provided by (used in) investing activities	(10,535,866)	—	(10,535,866)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	13,196,990		13,196,990
Net cash provided by financing activities	13,196,990	—	13,196,990
Net increase (decrease) in cash and cash equivalents	(8,164,260)	—	(8,164,260)
Cash and cash equivalents at beginning of period	14,496,313		14,496,313
Cash and cash equivalents at end of period	$6,332,053	$—	$6,332,053

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon exercise	$18,426,278	$12,129,567	$30,555,845

4. Procurement Contract and Research Agreements

Procurement Contract

In May 2011, the Company signed a contract with BARDA (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Arestvyr to the U.S. Strategic National Stockpile (the “Strategic Stockpile”). The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use Arestvyr for smallpox prophylaxis. As described in Note 14, the amount of profits SIGA will retain pursuant to the BARDA Contract is subject to the judgment entered by the Delaware Court of Chancery in PharmAthene’s action against SIGA and the outcome of the pending appeal and cross-appeal.

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

5. Stockholders’ Equity

On December 31, 2012, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2008 Financing
On June 19, 2008, SIGA entered into a letter agreement (as amended, the “Letter Agreement”) that expired on June 19, 2010, with MacAndrews & Forbes LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion or at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. In consideration for the commitment of M&F reflected in the Letter Agreement, on June 19, 2008, M&F received warrants to purchase 238,000 shares of SIGA common stock, initially exercisable at $3.06 (the “Commitment Warrants”). The Commitment

Warrants were exercisable until June 19, 2012. On June 19, 2012, the Commitment Warrants were amended to extend expiration to June 19, 2014. Due to certain anti-dilution provisions, the Commitment Warrants are recorded as a liability, and consequently the “mark-to-market” adjustment to the fair value from the extended term was accounted immediately upon modification.

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

At December 31, 2012, the fair market value of outstanding warrants was $991,039 (revised). The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies. For the year ended December 31, 2012, the Company recorded a gain of $804,516 (revised) as a result of a net decrease in fair value in outstanding warrants.

6. Stock Compensation Plans

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

7. Comprehensive Income

Comprehensive income includes net loss adjusted for the change in net unrealized gain (loss) on short-term investments. For the years ended December 31, 2012 and 2011, the components of comprehensive income were:

	Year Ended December 31,
	2012 (Revised)	2011(Restated)
Net income (loss)	$(14,059,539)	$29,099,579
Unrealized (loss) gain on securities	—	(4,067)
Total comprehensive income (loss)	$(14,059,539)	$29,095,512

8. Debt

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

9. Related Party Transactions

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

10. Inventory

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

11. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Laboratory equipment	$2,305,410	$2,578,662
Leasehold improvements	2,817,123	3,187,415
Computer equipment	458,421	375,195
Furniture and fixtures	345,287	332,427
	5,926,241	6,473,699
Less - accumulated depreciation	(4,938,372)	(5,654,707)
Property, plant and equipment, net	$987,869	$818,992

12. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at December 31, 2012 and 2011:

	2012	2011
Loss contingency	$2,491,981	$2,050,000
Bonus	250,000	1,067,000
Professional fees	579,609	339,200
Vacation	328,463	222,706
Other	633,796	965,555
Accrued expenses and other current liabilities	$4,283,849	$4,644,461

13. Income Taxes

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
The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income are reduced or not realized, for example, based on an appellate ruling in the PharmAthene litigation described in Note 14, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.
The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

	2012 (Revised)	2011 (Restated)	2010 (Restated)
Statutory federal income tax rate	(35.0)%	(35.0)%	(34.0)%
State tax benefit	(1.4)%	0.3%	—%
Loss from fair value of common warrants	(1.3)%	(123.4)%	25.8%
Share-based compensation	0.8%	24.8%	—%
Other	0.5%	1.4%	1.0%
Valuation allowance on deferred tax assets	0.5%	(387.6)%	7.5%
Effective tax rate	(35.9)%	(519.5)%	0.3%

For the year ended December 31, 2012, the Company's effective tax rate differs from the statutory rate principally due to state and local taxes and other permanent differences.  For the year ended December 31, 2011, the Company's effective tax rate differs from the federal statutory rate due to the partial reversal of its valuation allowance as certain deferred tax assets became realizable on a more-likely-than basis as well as the decrease in the fair value of common stock warrants which is not deductible for tax purposes.  For the year ended December 31, 2010, the Company's effective tax rate differs from the statutory rate principally due to losses for which no tax benefit was provided.

Other Income, net, for the year ended December 31, 2010, includes $648,000 awarded to the Company under the U.S. government’s Qualified Discovery Tax Credit program.

14. Commitments and Contingencies

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

In January 2013, we entered into a sublease with an affiliate of M&F which is expected to commence in the first half of 2013 and to expire in 2020; rent payments under the sublease are not included in the above schedule. Refer to Note 9 for further description.

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

15. Revised and Restated Financial Information By Quarter (Unaudited)

As previously discussed in Note 3, the Company concluded that the previously issued quarterly periods in the year ended December 31, 2011 included in the Company’s quarterly reports on Forms 10-Q are no longer appropriate to rely upon and have been restated and that the previously issued quarterly periods in the year ended December 31, 2012 have been revised.

	Three Months Ended
2012	March 31 (Revised)	June 30 (Revised)	September 30 (Revised)	December 31 (Revised)
	(in thousands, except for per share data)
Revenues	$1,466	$2,701	$2,290	$2,514
Selling, general and administrative	2,214	3,475	3,139	2,583
Research and development	4,465	5,183	4,170	4,396
Patent preparation fees	336	376	377	794
Operating loss	(5,549)	(6,332)	(5,396)	(5,259)
Net income (loss)	(4,616)	(3,767)	(3,059)	(2,618)
Earnings (loss) per share: basic	$(0.09)	$(0.07)	$(0.06)	$(0.04)
Earnings (loss) per share: diluted	$(0.09)	$(0.07)	$(0.06)	$(0.04)

	Three Months Ended
2011	March 31	June 30	September 30	December 31
	(Restated)	(Restated)	(Restated)	As Originally Reported	Restated
	(in thousands, except for per share data)
Revenues	$1,697	$2,491	$3,578	$4,960	$4,960
Selling, general and administrative	4,250	9,351	3,969	6,362	6,363
Research and development	3,566	3,835	5,170	5,796	5,795
Patent preparation fees	342	413	482	571	571
Operating loss	(6,461)	(11,108)	(6,043)	(7,769)	(7,769)
Net income (loss)	(1,512)	27,346	8,326	(5,757)	(5,061)
Earnings (loss) per share: basic	$(0.03)	$0.54	$0.16	$(0.11)	$(0.11)
Earnings (loss) per share: diluted	$(0.03)	$0.40	$0.11	$(0.11)	$(0.11)

The effects of the revision and restatement on the unaudited consolidated balance sheets are summarized in the following tables:

	September 30, 2012			September 30, 2011
	As Originally Reported	Adjustments	Revised	As Originally Reported	Adjustments	Restated
Total current assets	42,540,233		42,540,233	14,538,719		14,538,719
Total noncurrent assets	49,511,759		49,511,759	36,245,375		36,245,375
Total assets	92,051,992		92,051,992	50,784,094		50,784,094
Common stock warrants, current	—	235,046	235,046	—	233,499	233,499
Common stock warrants, non-current	749,771	1,038,911	1,788,682	1,024,987	1,377,733	2,402,720
Other liabilities	59,562,651	—	59,562,651	3,779,449	—	3,779,449
Total liabilities	60,312,422	1,273,957	61,586,379	4,804,436	1,611,232	6,415,668
Common stock	5,164		5,164	5,142		5,142
Additional paid-in capital	151,944,558	15,248,071	167,192,629	149,087,836	15,505,481	164,593,317
Accumulated deficit	(120,210,152)	(16,522,028)	(136,732,180)	(103,113,320)	(17,116,713)	(120,230,033)
Total stockholders' equity	31,739,570	(1,273,957)	30,465,613	45,979,658	(1,611,232)	44,368,426
Total liabilities and stockholders' equity	92,051,992	—	92,051,992	50,784,094	—	50,784,094

	June 30, 2012			June 30, 2011
	As Originally Reported	Adjustments	Revised	As Originally Reported	Adjustments	Restated
Total current assets	46,578,955		46,578,955	17,240,832		17,240,832
Total noncurrent assets	46,062,035		46,062,035	34,727,750		34,727,750
Total assets	92,640,990		92,640,990	51,968,582		51,968,582
Common stock warrants, current	—	100,637	100,637	—	1,686,760	1,686,760
Common stock warrants, non-current	734,739	1,054,977	1,789,716	5,751,035	8,040,268	13,791,303
Other liabilities	57,661,062	—	57,661,062	3,268,952	—	3,268,952
Total liabilities	58,395,801	1,155,614	59,551,415	9,019,987	9,727,028	18,747,015
Common stock	5,164		5,164	5,131		5,131
Additional paid-in capital	151,509,784	15,248,071	166,757,855	146,267,297	15,505,481	161,772,778
Accumulated deficit	(117,269,759)	(16,403,685)	(133,673,444)	(103,323,833)	(25,232,509)	(128,556,342)
Total stockholders' equity	34,245,189	(1,155,614)	33,089,575	42,948,595	(9,727,028)	33,221,567
Total liablities and stockholders' equity	92,640,990	—	92,640,990	51,968,582	—	51,968,582

	March 31, 2012			March 31, 2011
	As Originally Reported	Adjustments	Revised	As Originally Reported	Adjustments	Restated
Total current assets	46,636,330		46,636,330	20,423,847		20,423,847
Total noncurrent assets	42,391,291		42,391,291	2,203,499		2,203,499
Total assets	89,027,621		89,027,621	22,627,346		22,627,346
Common stock warrants, current	—	157,014	157,014	—	—	—
Common stock warrants, non-current	1,059,751	1,320,909	2,380,660	7,790,886	13,487,647	21,278,533
Other liabilities	50,017,901	—	50,017,901	3,474,238	—	3,474,238
Total liabilities	51,077,652	1,477,923	52,555,575	11,265,124	13,487,647	24,752,771
Common stock	5,164		5,164	5,038		5,038
Additional paid-in capital	150,868,007	15,505,481	166,373,488	138,522,944	15,248,732	153,771,676
Accumulated deficit	(112,923,202)	(16,983,404)	(129,906,606)	(127,165,760)	(28,736,379)	(155,902,139)
Total stockholders' equity	37,949,969	(1,477,923)	36,472,046	11,362,222	(13,487,647)	(2,125,425)
Total liablities and stockholders' equity	89,027,621	—	89,027,621	22,627,346	—	22,627,346

The effects of the revision and restatement on the unaudited consolidated statements of operations and comprehensive income/loss are summarized in the following tables:

	Three months ended September 30, 2012			Nine months ended September 30, 2012
	As Originally Reported	Adjustments	Revised	As Originally Reported	Adjustments	Revised
Revenues	$2,289,820		$2,289,820	$6,456,736		$6,456,736
Total operating expenses	7,685,619		7,685,619	23,733,861		23,733,861
Operating loss	(5,395,799)		(5,395,799)	(17,277,125)		(17,277,125)
Decrease (increase) in fair value of common stock warrants	(15,032)	$(118,343)	(133,375)	(126,833)	$(101,340)	(228,173)
Interest expense and other income (loss)	94		94	330		330
Benefit from (provision for) income taxes	2,470,346		2,470,346	6,063,785		6,063,785
Net income (loss)	$(2,940,391)	$(118,343)	$(3,058,734)	$(11,339,843)	$(101,340)	$(11,441,183)
Diluted earnings (loss) per share	$(0.06)	$—	$(0.06)	$(0.22)	$—	$(0.22)
Weighted average shares outstanding, diluted	51,639,811		51,639,811	51,638,648		51,638,648

	Three months ended June 30, 2012			Six months ended June 30, 2012
	As Originally Reported	Adjustments	Revised	As Originally Reported	Adjustments	Revised
Revenues	$2,701,164		$2,701,164	$4,166,916		$4,166,916
Total operating expenses	9,033,527		9,033,527	16,048,240		16,048,240
Operating loss	(6,332,363)		(6,332,363)	(11,881,324)		(11,881,324)
Decrease (increase) in fair value of common stock warrants	325,012	$579,719	904,731	(111,801)	$17,003	(94,798)
Interest expense and other income (loss)	74		74	236		236
Benefit from (provision for) income taxes	1,660,720		1,660,720	3,593,439		3,593,439
Net income (loss)	$(4,346,557)	$579,719	$(3,766,838)	$(8,399,450)	$17,003	$(8,382,447)
Earnings (loss) per share: basic and diluted	$(0.08)	$0.01	$(0.07)	$(0.16)	$—	$(0.16)
Weighted average shares outstanding: basic and diluted	51,638,352		51,638,352	51,638,061		51,638,061

	Three months ended March 31, 2012
	As Originally Reported	Adjustments	Revised
Revenues	$1,465,752		$1,465,752
Total operating expenses	7,014,713		7,014,713
Operating loss	(5,548,961)		(5,548,961)
Decrease (increase) in fair value of common stock warrants	(436,813)	$(562,716)	(999,529)
Interest expense and other income (loss)	162		162
Benefit from (provision for) income taxes	1,932,719		1,932,719
Net income (loss)	$(4,052,893)	$(562,716)	$(4,615,609)
Earnings (loss) per share: basic and diluted	$(0.08)	$(0.01)	$(0.09)
Weighted average shares outstanding: basic and diluted	51,637,770		51,637,770

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	As Originally Reported	Adjustments	Restated	As Originally Reported	Adjustments	Restated
Revenues	$3,577,948		$3,577,948	$7,765,725		$7,765,725
Total operating expenses	9,621,092		9,621,092	31,378,228		31,378,228
Operating loss	(6,043,144)		(6,043,144)	(23,612,503)		(23,612,503)
Decrease (increase) in fair value of common stock warrants	4,726,054	$8,115,795	12,841,849	8,528,863	$14,809,377	23,338,240
Interest expense and other income (loss)	329		329	12,429		12,429
Benefit from (provision for) income taxes	1,527,275		1,527,275	34,422,376		34,422,376
Net income (loss)	$210,514	$8,115,795	$8,326,309	$19,351,165	$14,809,377	$34,160,542
Basic earnings (loss) per share	$—	$0.16	$0.16	$0.38	$0.29	$0.67
Diluted earnings (loss) per share	$—	$0.11	$0.11	$0.20	$—	$0.20
Weighted average shares outstanding, basic	50,806,284		50,806,284	50,739,475		50,739,475
Weighted average shares outstanding, diluted	51,987,253		51,987,253	54,234,977		54,234,977

	Three months ended June 30, 2011			Six months ended June 30, 2011
	As Originally Reported	Adjustments	Restated	As Originally Reported	Adjustments	Restated
Revenues	$2,491,056		$2,491,056	$4,187,777		$4,187,777
Total operating expenses	13,598,975		13,598,975	21,757,135		21,757,135
Operating loss	(11,107,919)		(11,107,919)	(17,569,358)		(17,569,358)
Decrease (increase) in fair value of common stock warrants	2,039,851	$3,503,870	5,543,721	3,802,809	$6,693,582	10,496,391
Interest expense and other income (loss)	2,006		2,006	12,100		12,100
Benefit from (provision for) income taxes	32,907,988		32,907,988	32,895,101		32,895,101
Net income (loss)	$23,841,926	$3,503,870	$27,345,796	$19,140,652	$6,693,582	$25,834,234
Basic earnings (loss) per share	$0.47	$0.07	$0.54	$0.38	$0.13	$0.51
Diluted earnings (loss) per share	$0.40	$—	$0.40	$0.28	$—	$0.28
Weighted average shares outstanding, basic	50,879,599		50,879,599	50,422,014		50,422,014
Weighted average shares outstanding, diluted	54,671,403		54,671,403	54,507,838		54,507,838

	Three months ended March 31, 2011
	As Originally Reported	Adjustments	Restated
Revenues	$1,696,721		$1,696,721
Total operating expenses	8,158,161		8,158,161
Operating loss	(6,461,440)		(6,461,440)
Decrease (increase) in fair value of common stock warrants	1,762,958	$3,189,712	4,952,670
Interest expense and other income (loss)	(2,793)		(2,793)
Net income (loss)	$(4,701,275)	$3,189,712	$(1,511,563)
Earnings (loss) per share: basic and diluted	$(0.09)	$0.06	$(0.03)
Weighted average shares outstanding: basic and diluted	49,959,345		49,959,345

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

  Restatement of Consolidated Financial Statements

On May 8, 2013, the Company concluded, based on the recommendation of management, that the previously issued consolidated financial statements for the years ended December 31, 2011 and 2010 included in the Company's most recently filed Form 10-K are no longer appropriate to rely upon because the financial statements failed to account for certain outstanding warrants to purchase common stock of the Company (the “Warrants”) as liabilities rather than equity and to account for non-cash charges resulting from the periodic “mark-to-market” adjustments of the Warrants. The Company has determined that the aforementioned financial statements should be restated as described in Note 3 to the consolidated financial statements.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, previously evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 in connection with our annual report on Form 10-K as filed on March 6, 2013. Subsequently, our management, with participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that reevaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the identification of a material weakness in our internal control over financial reporting, as described below.

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

In connection with the restatement discussed above and in Note 3 to our consolidated financial statements in this Annual Report on Form 10-K/A, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's reassessment, management is restating its report on internal control over financial reporting and has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2012, because of the material weakness described below.

We did not maintain effective controls over the accounting for certain anti-dilution provisions contained in certain outstanding warrant agreements. Specifically, the control did not operate effectively relating to the accuracy and presentation and disclosure of the accounting for certain outstanding warrant agreements. This control deficiency resulted in the misstatement of liability warrants initially classified as equity and the misstatement of non-cash expense resulting from required periodic “mark-to-market” adjustments of the aforementioned warrants. The control deficiency described above resulted in a restatement of the Company's consolidated financial statements as discussed above and in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K/A. If not remediated, this control deficiency could result in future material misstatements of these accounts and disclosures that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

Remediation Plan

Management has developed a remediation plan to address the material weakness. Implementation of the remediation plan consists of redesigning existing quarterly control procedures to enhance management's accounting for warrants issued by the Company.

Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company's internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 14, 2013	By:
Eric A. Rose, M.D.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date

Eric A. Rose, M.D.	Chairman and Chief Executive Officer	May 14, 2013
(Principal Executive Officer)

Daniel J. Luckshire	Executive Vice President and	May 14, 2013
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

James J. Antal	Director	May 14, 2013

Michael J. Bayer	Director	May 14, 2013

William C. Bevins	Director	May 14, 2013

Thomas E. Constance	Director	May 14, 2013

Jeffrey Kindler	Director	May 14, 2013

Joseph Marshall	Director	May 14, 2013

Paul G. Savas	Director	May 14, 2013

Bruce Slovin	Director	May 14, 2013

Andrew Stern	Director	May 14, 2013

Frances Fragos Townsend	Director	May 14, 2013

Michael Weiner, M.D.	Director	May 14, 2013