Form 10-Q
period 2013-03-31
SIGA TECHNOLOGIES INC
filed 2013-05-15
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2013
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

As of April 30, 2013 the registrant had outstanding 52,126,861 shares of common stock.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

EXPLANATORY NOTE

This quarterly report contains the revised condensed consolidated balance sheet as of December 31, 2012, the revised condensed statement of operations for the three months ended March 31, 2012, and the revised condensed consolidated statement of cash flows for the three months ended March 31, 2012. Refer to Note 13 of Notes to Consolidated Financial Statements in this quarterly report for further detail.

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$24,690,394	$32,017,490
Accounts receivable	1,026,599	970,288
Receivables from long term contract	30,227,538	—
Inventory	13,148,805	17,641,922
Prepaid expenses and other current assets	779,150	801,149
Deferred tax assets	33,657,972	33,515,327
Total current assets	103,530,458	84,946,176

Property, plant and equipment, net	1,158,327	987,869
Receivables from long-term contract	—	3,771,219
Deferred costs	8,669,379	2,841,534
Goodwill	898,334	898,334
Other assets	2,124,931	2,181,720
Deferred tax assets, net	12,345,075	10,209,278
Total assets	$128,726,504	$105,836,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,588,832	$10,189,917
Accrued expenses and other current liabilities	4,569,305	4,283,849
Common stock warrants	539,453	333,793
Current portion of long term debt	1,454,249	954,738
Total current liabilities	15,151,839	15,762,297

Deferred revenue	83,505,866	57,052,020
Common stock warrants	933,594	657,246
Long term debt	3,468,481	3,955,262
Other liabilities	167,093	166,303
Total liabilities	103,226,873	77,593,128
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 52,123,528 and 51,642,520 issued and outstanding at March 31, 2013, and December 31, 2012, respectively)	5,212	5,164
Additional paid-in capital	169,720,774	167,588,374
Accumulated deficit	(144,226,355)	(139,350,536)
Total stockholders’ equity	25,499,631	28,243,002
Total liabilities and stockholders’ equity	$128,726,504	$105,836,130

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Revenues
Research and development	$1,328,364	$1,465,752

Operating expenses
Selling, general and administrative	3,031,349	2,213,877
Research and development	3,645,469	4,464,538
Patent preparation fees	458,156	336,298
Total operating expenses	7,134,974	7,014,713
Operating loss	(5,806,610)	(5,548,961)
Decrease (increase) in fair value of common stock warrants	(974,199)	(999,529)
Interest expense	(373,555)	—
Other income, net	103	162
Loss before income taxes	(7,154,261)	(6,548,328)
Benefit from (provision for) income taxes	2,278,442	1,932,719
Net income (loss)	$(4,875,819)	$(4,615,609)
Earnings (loss) per share: basic and diluted	$(0.09)	$(0.09)
Weighted average shares outstanding: basic and diluted	51,714,146	51,637,770

Net income (loss)	$(4,875,819)	$(4,615,609)
Change in net unrealized gain (loss) on short-term investments	—	(4,067)
Comprehensive income (loss)	$(4,875,819)	$(4,619,676)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(4,875,819)	$(4,615,609)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	98,134	103,354
Increase (decrease) in fair value of warrants	974,199	999,529
Stock based compensation	604,985	315,106
Amortization of debt discount	12,730	—
Changes in assets and liabilities:
Accounts receivable	(26,512,630)	(1,027,177)
Inventory	4,493,117	(923,195)
Deferred costs	(5,827,845)	(1,256,620)
Prepaid expenses	21,999	(103,344)
Other assets	56,789	7,501
Deferred income taxes, net	(2,278,442)	(1,932,719)
Accounts payable, accrued expenses and other current liabilities	(1,314,839)	220,502
Deferred revenue	26,453,846	1,725,926
Net cash provided by (used in) operating activities	(8,093,776)	(6,486,746)
Cash flows from investing activities:
Capital expenditures	(268,592)	(183,398)
Net cash provided by (used in) investing activities	(268,592)	(183,398)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,213,365	1,690
Payment of common stock tendered for employee tax obligations	(178,093)	—
Net cash provided by (used in) financing activities	1,035,272	1,690
Net increase (decrease) in cash and cash equivalents	(7,327,096)	(6,668,454)
Cash and cash equivalents at beginning of period	32,017,490	49,256,930
Cash and cash equivalents at end of period	$24,690,394	$42,588,476

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$492,191	$—

The accompanying notes are an integral part of these unaudited financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2012, included in the 2012 Annual Report on Form 10-K/A. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2012 Annual Report on Form 10-K/A filed on May 14, 2013. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2012 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full year.

The financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management believes that the funds expected to be generated from its procurement contract with the Biomedical Advance Research and Development Authority (“BARDA”) (see Note 2) together with existing capital resources and continuing government grants and contracts will be sufficient to support its operations beyond the next twelve months. As discussed in Note 2, payment from BARDA for delivery of courses of Arestvyr™ (tecovirimat), also known as ST-246®, will not commence until after delivery of 500,000 courses. Management currently expects achievement of this threshold and the resulting receipt of funds from BARDA to occur during 2013. If 500,000 courses are not delivered or if payment for delivery is not received in 2013, then the Company will experience a significant reduction in our forecasted capital resources and cash flows and consequently will need to seek additional capital resources. Such resources may include procurement contracts, collaborative agreements, strategic alliances, research grants, and future equity and debt financing. There is no assurance that the Company will be successful in obtaining additional funding, or whether any funding from either an equity or debt financing would be available on commercially reasonable terms, if at all. If the Company is unable to raise additional capital, future operations might need to be scaled back or discontinued. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

2. Procurement Contract and Research Agreements

Procurement Contract

In May 2011, the Company signed a contract with BARDA (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Arestvyr to the U.S. Strategic National Stockpile (the “Strategic Stockpile”). The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use Arestvyr for smallpox prophylaxis. As described in Note 12, the amount of profits SIGA will retain pursuant to the BARDA Contract is subject to the judgment entered by the Delaware Court of Chancery in PharmAthene’s action against SIGA and the outcome of the pending appeal and cross-appeal.

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

As of March 31, 2013 and December 31, 2012, deferred direct costs under the BARDA Contract of approximately $8.7 million and $2.8 million, respectively, are included in deferred costs on the consolidated balance sheets. As of March 31, 2013, the Company recorded $30.2 million as receivables from long term contract and deferred revenue, respectively, for the March 2013 delivery of approximately 190,000 courses of Arestvyr to the Strategic Stockpile and research and development services provided under the BARDA Contract.

In May 2013, BARDA notified SIGA that the Company had successfully completed the milestone requirements for the Final Drug Product Commercial Validation batches and report. Accordingly, SIGA has invoiced BARDA for the approximately $8.2 million milestone payment. SIGA expects to receive payment during the second quarter.

Research Agreements

The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and two grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $17.4 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

3. Stockholders’ Equity

On March 31, 2013, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

2008 Financing
On June 19, 2008, SIGA entered into a letter agreement (as amended, the “Letter Agreement”) that expired on June 19, 2010, with MacAndrews & Forbes LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion or at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. In consideration for the commitment of M&F reflected in the Letter Agreement, on June 19, 2008, M&F received warrants to purchase 238,000 shares of SIGA common stock, initially exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants were subject to anti-dilution adjustments and exercisable until June 19, 2012. On June 19, 2012, the Commitment Warrants were amended to extend expiration to June 19, 2014. Due to certain anti-dilution provisions, the Commitment Warrants are recorded as a liability, and consequently the “mark-to-market” adjustment to the fair value from the extended term was accounted for immediately upon modification.

In 2009, SIGA issued to M&F 816,993 shares of common stock and 326,797 warrants to acquire common stock in exchange for total proceeds of $2.5 million. The warrants are exercisable for a term of four years from issuance and had an exercise price of $3.519 per share, prior to anti-dilution adjustments. On April 29, 2013, 202,451 of the aforementioned warrants issued in 2009 expired.

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

2006 Placements
In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share. The 2006 Warrants may be exercised through and including October 19, 2013. At March 31, 2013 and December 31, 2012, 407,784 and 815,568, respectively, of the 2006 Warrants at an exercise price of $2.92 were outstanding. In March 2013, 407,784 of the 2006 Warrants were exercised. The number of shares issuable pursuant to the Warrants may be subject to further adjustment as a result of the effect of future equity issuances on anti-dilution provisions in the related warrant agreements.

At March 31, 2013 and December 31, 2012, the fair market value of outstanding warrants was $1,473,047 (revised) and $991,039 (restated), respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

For the three months ended March 31, 2013 and March 31, 2012, the Company recorded losses of $974,199 (revised) and $999,529 (restated), respectively, as a result of net increases in fair value for warrants outstanding during the respective periods.

On April 30, 2013, SIGA entered into a Services Agreement with M&F for certain professional and administrative services. The Services Agreement has a term of three years. As consideration for the Services Agreement, SIGA issued warrants to M&F to acquire 250,000 shares of common stock. The warrants are immediately exercisable and remain exercisable for two years from issuance and have an exercise price of $3.29.

4. Per Share Data

The objective of basic earnings per share (“EPS”) is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, except that it also gives effect to all potentially dilutive common shares outstanding during the period.

The following is a reconciliation of the basic and diluted net income (loss) per share computation:

	Three Months Ended March 31,
	2013	2012 (Revised)
Net income (loss) for basic and diluted EPS	$(4,875,819)	$(4,615,609)
Weighted-average shares for basic and diluted	51,714,146	51,637,770
Earnings (loss) per share for basic and diluted	$(0.09)	$(0.09)

The Company incurred losses for the three months ended March 31, 2013 and 2012 and as a result, certain equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three Months Ended March 31,
	2013	2012
Stock Options	2,905,674	2,816,206
Stock-Settled Stock Appreciation Rights	450,810	295,006
Restricted Stock Units	1,014,075	109,011
Warrants	2,194,976	2,292,660

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At March 31, 2013 and December 31, 2012, the fair value of such warrants were as follows:

	March 31, 2013	December 31, 2012 (Revised)
Common stock warrants, current	$539,453	$333,793
Common stock warrants, non-current	933,594	657,246
	$1,473,047	$991,039

At March 31, 2013 and December 31, 2012, the Company also had $5.0 million outstanding from a loan classified in Level 2. The fair value of the loan approximates carrying value at March 31, 2013. For the three months ended March 31, 2013 and 2012, SIGA did not hold any Level 3 securities.

6. Related Party Transactions

On December 1, 2009, the Company entered into an Office Services Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. In June 2011, the Office Services Agreement was amended due to expanded use of space by the Company. This amendment increased the Company’s monthly payment to $11,000 per month. An amendment in February 2012 increased the monthly payment to $12,000 to appropriately reflect expanded use of space. The Office Services Agreement was canceled effective March 31, 2013.

In October 2012, the Company funded a letter of credit and deposit to take advantage of a lease for office space secured by an affiliate of M&F from a third party landlord on behalf of the Company. Pursuant to such letter of credit, in January 2013 the Company entered into a sublease in which the Company will pay all costs associated with the lease, including rent. All payments made by the Company pursuant to the sublease will either be directly or indirectly made to the third-party landlord and not retained by M&F or any affiliate. The new sublease replaced the Office Services Agreement that is described in the previous paragraph, and occupancy commenced on April 1, 2013. The sublease allows for a free rent period of five months beginning April 1, 2013; subsequent to the free rent period, monthly rent payments are scheduled to be $60,000 for the first five years and $63,000 for the next two years. Rent payments under the lease and sublease are subject to customary rent escalation clauses.

In April 2013, the Company entered into a Services Agreement with M&F and a warrant agreement with M&F (refer to Note 3).

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended March 31, 2013 and 2012, the Company incurred costs of $429,000 and $471,000, respectively, related to services provided by the outside counsel. On March 31, 2013, the Company’s outstanding payables included $641,000 payable to the outside counsel.

7. Inventory

As of March 31, 2013 and December 31, 2012, the Company has $13.1 and $17.6 million of work-in-process inventory, respectively. During the three months ended March 31, 2013, the Company delivered approximately 190,000 courses to the Strategic Stockpile;
due to the deferral of revenue under the BARDA Contract (refer to Note 2), the amount of cost of goods sold for delivered courses is recorded as deferred costs in the balance sheet. The value of such in-process inventory represents the costs incurred to manufacture Arestvyr under the BARDA Contract. Certain of the existing units of Arestvyr were initially manufactured prior to the point at which future commercialization was probable; thus, such cost was expensed as research and development in those respective periods. Additional costs incurred to complete production of courses of Arestvyr will be recorded as inventory.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Laboratory equipment	$2,388,082	$2,305,410
Leasehold improvements	2,839,855	2,817,123
Computer equipment	506,996	458,421
Furniture and fixtures	459,900	345,287
	6,194,833	5,926,241
Less - accumulated depreciation	(5,036,506)	(4,938,372)
Property, plant and equipment, net	$1,158,327	$987,869

9. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Loss contingency	$2,526,160	$2,491,981
Bonus	365,545	250,000
Professional fees	288,157	579,609
Vacation	369,074	328,463
Other	1,020,369	633,796
Accrued expenses and other current liabilities	$4,569,305	$4,283,849

10. Income Taxes

Deferred tax assets, net were $46.0 million on March 31, 2013 and $43.7 million on December 31, 2012, respectively, net of valuation allowances of $4.3 million and $4.3 million, respectively. For the three months ended March 31, 2013 and 2012, the Company incurred net losses for tax purposes and consequently recognized an income tax benefit of $2.3 million and $1.9 million, respectively.
The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income are reduced or not realized, for example, based on an appellate ruling in the PharmAthene litigation described in Note 12, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.
11. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on the reporting of reclassifications from accumulated other comprehensive income to net income. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements but requires disclosures regarding the reclassification of accumulated other comprehensive income by component into net income. The Company's adoption of this guidance on January 2, 2013 did not have a material effect on our financial statements.

12. Legal Proceedings

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provides that (a) net profits will be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company’s financial statements, (b) the net profits calculation will take into account expenses relating to ST-246 commencing with the Company’s acquisition of ST-246 in August 2004, and (c) PharmAthene may recover $2.4 million of attorneys’ fees and expenses. As of March 31, 2013, SIGA has recorded a $2.5 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million as collateral for the surety bond which is recorded in other assets as of March 31, 2013.

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

13. Revision of Consolidated Financial Statements

Subsequent to the issuance of its annual report on Form 10-K for the year ended December 31, 2012 as filed on March 6, 2013, the Company determined certain outstanding warrants to purchase common stock of the Company (the “Warrants”) should have been recorded as liabilities rather than equity and that non-cash charges resulting from required periodic “mark-to-market” adjustments of the Warrants also should have been recorded. For the year ended December 31, 2012 and the quarters therein, the quantitative and qualitative impact of the non-cash adjustments on net loss were not material and consequently, the Company has revised prior period amounts in accordance with the Form 10-K/A filed on May 13, 2013. As these are non-cash items, there is no impact to net cash used in operations for the three months ended March 31, 2012.

The effects of the revision on the unaudited financial statements are summarized below:

	December 31, 2012
	As Originally Reported	Adjustments	Revised
ASSETS
Current assets
Cash and cash equivalents	$32,017,490		$32,017,490
Accounts receivable	970,288		970,288
Inventory	17,641,922		17,641,922
Prepaid expenses and other current assets	801,149		801,149
Deferred tax assets, net	33,515,327		33,515,327
Total current assets	84,946,176		84,946,176

Property, plant and equipment, net	987,869		987,869
Receivables from long-term contract	3,771,219		3,771,219
Deferred costs	2,841,534		2,841,534
Goodwill	898,334		898,334
Other assets	2,181,720		2,181,720
Deferred tax assets, net	10,209,278		10,209,278
Total assets	$105,836,130	$—	$105,836,130
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,189,917		$10,189,917
Accrued expenses and other current liabilities	4,283,849		4,283,849
Current common stock warrants	287,036	46,757	333,793
Current portion of long term debt	954,738		954,738
Total current liabilities	15,715,540	46,757	15,762,297

Deferred revenue	57,052,020		57,052,020
Common stock warrants	—	657,246	657,246
Long term debt	3,955,262		3,955,262
Other liabilities	166,303		166,303
Total liabilities	76,889,125	704,003	77,593,128
Stockholders' equity
Common stock	5,164		5,164
Additional paid-in capital	152,340,303	15,248,071	167,588,374
Accumulated deficit	(123,398,462)	(15,952,074)	(139,350,536)
Total stockholders' equity	28,947,005	(704,003)	28,243,002
Total liabilities and stockholders' equity	$105,836,130	$—	$105,836,130

	Three Months Ended March 31, 2012
	As Originally Reported	Adjustments	Revised
Revenues
Research and development	$1,465,752		$1,465,752
Operating expenses
Selling, general and administrative	2,213,877		2,213,877
Research and development	4,464,538		4,464,538
Patent preparation fees	336,298		336,298
Total operating expenses	7,014,713	—	7,014,713
Operating loss	(5,548,961)	—	(5,548,961)
Decrease (increase) in fair value of common stock warrants	(436,813)	(562,716)	(999,529)
Interest expense	—		—
Other income, net	162		162
Loss before benefit from income taxes	(5,985,612)	(562,716)	(6,548,328)
Benefit from income taxes	1,932,719		1,932,719
Net income (loss)	$(4,052,893)	$(562,716)	$(4,615,609)
Basic and diluted earnings (loss) per share	$(0.08)	$(0.01)	$(0.09)
Weighted average shares outstanding: basic and diluted	51,637,770	—	51,637,770

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

Revision

As discussed in Note 13 to this filing, the Company amended and revised its consolidated balance sheet at December 31, 2012 and statements of operations and of cash flows for the three months ended March 31, 2012. The following discussion and analysis of our financial condition and results of operations is based on and takes into account the revised amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Reports on Form 10-Q.

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

Lead Product - Arestvyr

Our lead product, Arestvyr (tecovirimat), also known as ST-246, is an orally administered antiviral drug that targets orthopoxviruses. On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Arestvyr to the Strategic Stockpile. The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric formulations of the drug as well as use Arestvyr for smallpox prophylaxis. As discussed in Part II, Item 1, “Legal Proceedings”, the amount of profits we will retain pursuant to the BARDA Contract is subject to the judgment entered by the Delaware Court of Chancery in PharmAthene's action against SIGA and the outcome of the pending appeal and cross-appeal.

We expect Arestvyr will be among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. Arestvyr is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated Arestvyr for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options and warrants, revenue recognition, impairment of assets and income taxes. Information regarding our critical accounting policies and estimates appear in Item 7, Management's Discussion of Analysis and Financial Condition and Results of Operation, included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on March 6, 2013. During the three months ended March 31, 2013, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Three months ended March 31, 2013 and 2012

Revenues from research and development contracts and grants for the three months ended March 31, 2013 and 2012, were $1.3 million and $1.5 million, respectively. The decrease of $137,000, or 9%, is primarily attributable to a decrease in revenues from our federal contracts supporting the development of Arestvyr.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2013 and 2012 were $3.0 million and $2.2 million, respectively, reflecting an increase of approximately $817,000 or 37%. The increase in SG&A expenses primarily relates to a $310,000 increase in non-cash stock-based compensation, a $230,000 increase in other employee-related compensation and $215,000 of expenses related to the change in corporate headquarters.

     Research and development (“R&D”) expenses were $3.6 million for the three months ended March 31, 2013, a decrease of approximately $819,000 or 18% from the $4.5 million incurred during the three months ended March 31, 2012. The decrease was mostly attributable to a decrease in direct vendor-related expenses supporting the development of Arestvyr, dengue antivirals and Lassa fever antivirals.

During the three months ended March 31, 2013 and 2012, we incurred direct costs of $1.5 million and $2.1 million, respectively, on the development of Arestvyr. For the three months ended March 31, 2013, we spent $168,000 on internal human resources dedicated to the drug’s development and $1.3 million mainly on manufacturing and clinical testing. During the three months ended March 31, 2012, we spent approximately $298,000 on internal human resources dedicated to the drug’s development and $1.8 million mainly on manufacturing and clinical testing. From inception of the ST-246 development program to-date, we invested a total of $54.1 million in the program, of which $9.8 million supported internal human resources, and $44.3 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

During the three months ended March 31, 2013 and 2012, we incurred direct costs of $466,000 and $619,000, respectively, to support the development of drug candidates for dengue fever, Lassa fever virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers. During the three months ended March 31, 2013, $301,000 was spent on internal human resources and $165,000 was spent mainly on the optimization and chemistry of lead antiviral compounds. During the three months ended March 31, 2012, we spent approximately $262,000 mainly for internal human resources and $357,000 for chemistry and certain laboratory equipment. From inception of these programs to date, we spent a total of $12.9 million related to the programs, of which $4.7 million, $7.9 million and $299,000 were expended on internal human resources, pre-clinical work and equipment, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

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

Patent preparation expenses for the three months ended March 31, 2013 and 2012 were $458,000 and $336,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in expanded geographic territories.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the three months ended March 31, 2013 and 2012, we recorded losses of $974,000 and $999,000, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective years. The warrants to purchase our common stock were recorded at fair market value and classified as liabilities.

Interest expense for the three months ended March 31, 2013 was $374,000, reflecting interest on outstanding long-term debt and certain vendor payable arrangements. There was no interest expense for the three months ended March 31, 2012.

For the three months ended March 31, 2013 and 2012, we incurred net losses for tax purposes and consequently, recognized an income tax benefit of $2.3 million and $1.9 million, respectively.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about our future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income are reduced or not realized, for example, based on an appellate ruling in the PharmAthene litigation described in Part II, Item 1, “Legal Proceedings”, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

Liquidity and Capital Resources

On March 31, 2013, we had $24.7 million in cash and cash equivalents compared with $32.0 million at December 31, 2012. During the year ended December 31, 2012, we received a $12.3 million milestone payment upon receiving FDA concurrence with respect to the product labeling strategy under the BARDA Contract and net proceeds of $4.9 million from the issuance of debt after deducting the discount and issue costs.

Operating activities
Net cash used in operations for the three months ended March 31, 2013 and 2012 was $8.1 million and $6.5 million, respectively. The increase in cash used in operating activities relates to expenditures for the manufacture of Arestvyr in addition to development and supportive activities for Arestvyr in performance of the BARDA Contract. On March 31, 2013 and 2012, our accounts receivable balance was $31.3 million and $4.7 million, respectively. The increase in accounts receivable primarily reflects approximately $25 million for the March 2013 delivery of Arestvyr to the Strategic Stockpile. SIGA will receive payment once the Company meets minimum delivery thresholds. Our accounts payable, accrued expenses and other current liabilities balance were $13.2 million and $14.5 million on March 31, 2013 and 2012, respectively. The amounts outstanding in both periods are mainly due to outstanding payables to contract manufacturing organizations for work-in-process inventory and to vendors for research and development services under the BARDA Contract.

Investing activities
Capital expenditures during the three months ended March 31, 2013 and 2012 were approximately $269,000 and $183,000, respectively, reflecting purchases of fixed assets in the ordinary course of business and, in 2013, expenditures for certain furniture and equipment for the new office space in New York.

Financing activities
Cash provided by financing activities was $1.0 million and $2,000, during the three months ended March 31, 2013 and 2012, respectively, from exercises of options and warrants to purchase common stock. In 2013, the amount of proceeds was offset by the purchase of common stock to meet minimum statutory tax withholding requirements.

Other
We have incurred cumulative net losses and expect to incur additional expenses to perform further research and development activities. We anticipate that we will need additional funds, beyond current capital resources, to complete the development of our products. We believe that the funds expected to be generated from our procurement contract with BARDA (see Note 2) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months. Payment from BARDA for delivery of courses of Arestvyr will not commence until after delivery of 500,000 courses. We currently expect achievement of this threshold and the resulting receipt of funds from BARDA to occur during 2013. If 500,000 courses are not delivered or if payment for delivery is not received in 2013, then the Company will experience a significant reduction in our forecasted capital resources and cash flows and consequently will need to seek additional capital resources. Such resources might include procurement contracts, collaborative agreements, strategic alliances, research grants and future equity and debt financing. There is no assurance that we will be successful in obtaining additional funding, or whether any funding from an equity or debt financing would be available on commercially reasonable terms, if at all. If we are unable to raise additional capital, future operations might need to be scaled back or discontinued. Furthermore, as discussed in Part II, Item 1, “Legal Proceedings”, our ability to support our operations may be adversely affected by the resolution of the pending appeal and cross-appeal in the litigation with PharmAthene. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Safe Harbor Statement

Certain statements in this Quarterly Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to our performance under the BARDA Contract, our effort to seek approval and licensing from the United States Food and Drug Administration, the progress of our development programs and timelines for bringing products to market and the resolution of our ongoing litigation with PharmAthene, Inc. Forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that we or our collaborators will not obtain appropriate or necessary governmental approvals to market potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, (iv) the risk that SIGA may not be able to secure funding from anticipated or current government contracts and grants, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including patent protection, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii)  the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the adverse portions of the post-trial decision by the Delaware Chancery Court in the litigation brought by PharmAthene, Inc. will be upheld in further proceedings, including any appeal or cross-appeal, or that the favorable portions will be modified, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that the changes in domestic and foreign economic and market conditions may adversely affect SIGA’s ability to advance its research or its products, (xiii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiv) the risk that our outstanding indebtedness may make it more difficult to obtain additional financing, and (xv) the risk that the U.S. government’s responses (including inaction) to the national and global economic situation, including possible courses of action related to the so-called “sequester” may adversely affect SIGA’s business. More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including SIGA’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2012, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission’s Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. All forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of March 31, 2013 because of a material weakness in our internal control over financial reporting as more fully described in Part II - Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits will be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of our financial statements, (b) the net profits calculation will take into account expenses relating to ST-246 commencing with our acquisition of ST-246 in August 2004, and (c) PharmAthene may recover $2.4 million of attorneys’ fees and expenses. As of March 31, 2013, SIGA has recorded a $2.5 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, we appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. We obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million as collateral for the surety bond which is recorded in other assets as of March 31, 2013.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our originally filed 2012 Annual Report on Form 10-K and amended filing on Form 10-K/A for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Form of Consideration Warrant issued to MacAndrews & Forbes, LLC on April 30, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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