Form 10-Q
period 2013-06-30
SIGA TECHNOLOGIES INC
filed 2013-08-05
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013
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

As of July 15, 2013 the registrant had outstanding 52,483,514 shares of common stock.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$32,962,728	$32,017,490
Accounts receivable	622,789	970,288
Receivables from long term contract	57,597,172	—
Inventory	18,452,502	17,641,922
Prepaid expenses and other current assets	930,507	801,149
Deferred tax assets	35,047,827	33,515,327
Total current assets	145,613,525	84,946,176

Property, plant and equipment, net	1,143,651	987,869
Receivables from long-term contract	—	3,771,219
Deferred costs	14,234,754	2,841,534
Goodwill	898,334	898,334
Other assets	2,202,294	2,181,720
Deferred tax assets, net	12,921,556	10,209,278
Total assets	$177,014,114	$105,836,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,258,393	$10,189,917
Accrued expenses and other current liabilities	5,502,750	4,283,849
Common stock warrants	243,199	333,793
Current portion of long term debt	8,958,725	954,738
Total current liabilities	30,963,067	15,762,297

Deferred revenue	119,069,235	57,052,020
Common stock warrants	249,558	657,246
Long term debt	2,976,924	3,955,262
Other liabilities	348,135	166,303
Total liabilities	153,606,919	77,593,128
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 52,396,497 and 51,642,520 issued and outstanding at June 30, 2013, and December 31, 2012, respectively)	5,240	5,164
Additional paid-in capital	170,689,389	167,588,374
Accumulated deficit	(147,287,434)	(139,350,536)
Total stockholders’ equity	23,407,195	28,243,002
Total liabilities and stockholders’ equity	$177,014,114	$105,836,130

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013		2012
Revenues
Research and development	$964,667	$2,701,164	$2,293,031		$4,166,916

Operating expenses
Selling, general and administrative	3,166,149	3,474,691	6,197,499		5,688,568
Research and development	3,130,701	5,182,516	6,776,169		9,647,054
Patent preparation fees	300,581	376,320	758,736		712,618
Total operating expenses	6,597,431	9,033,527	13,732,404		16,048,240
Operating loss	(5,632,764)	(6,332,363)	(11,439,373)		(11,881,324)
Decrease (increase) in fair value of common stock warrants	980,289	904,731	6,090		(94,798)
Interest expense	(376,323)	—	(749,878)		—
Other income, net	1,382	74	1,485		236
Loss before income taxes	(5,027,416)	(5,427,558)	(12,181,676)		(11,975,886)
Benefit from (provision for) income taxes	1,966,336	1,660,720	4,244,778	—	3,593,439
Net income (loss)	$(3,061,080)	$(3,766,838)	$(7,936,898)		$(8,382,447)
Earnings (loss) per share: basic and diluted	$(0.06)	$(0.07)	$(0.15)		$(0.16)
Weighted average shares outstanding: basic and diluted	52,214,824	51,638,352	51,965,868		51,638,061

Net income (loss)	$(3,061,080)	$(3,766,838)	$(7,936,898)		$(8,382,447)
Change in net unrealized gain (loss) on short-term investments	—	—	—		(4,067)
Comprehensive income (loss)	$(3,061,080)	$(3,766,838)	$(7,936,898)		$(8,386,514)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(7,936,898)	$(8,382,447)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	202,759	208,973
Increase (decrease) in fair value of warrants	(6,090)	94,798
Stock based compensation	1,160,572	956,883
Amortization of debt discount	25,649	—
Changes in assets and liabilities:
Accounts receivable	(53,478,454)	(881,827)
Inventory	(810,580)	(8,859,970)
Deferred costs	(11,393,220)	(1,687,599)
Prepaid expenses	8,402	(185,161)
Other assets	93,063	7,501
Deferred income taxes, net	(4,244,778)	(3,593,439)
Accounts payable, accrued expenses and other liabilities	7,469,209	7,598,090
Deferred revenue	62,017,215	1,991,499
Net cash provided by (used in) operating activities	(6,893,151)	(12,732,699)
Cash flows from investing activities:
Capital expenditures	(358,541)	(245,189)
Collateral for surety bond	—	(1,347,956)
Net cash provided by (used in) investing activities	(358,541)	(1,593,145)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,375,023	1,690
Payment of common stock tendered for employee tax obligations	(178,093)	—
Proceeds from the issuance of debt	7,000,000	—
Net cash provided by (used in) financing activities	8,196,930	1,690
Net increase (decrease) in cash and cash equivalents	945,238	(14,324,154)
Cash and cash equivalents at beginning of period	32,017,490	49,256,930
Cash and cash equivalents at end of period	$32,962,728	$34,932,776

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$492,191	$—
Remaining grant-date fair value of warrants recorded as other assets	$251,397	$—

The accompanying notes are an integral part of these unaudited financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2012, included in the 2012 Annual Report on Form 10-K/A. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2012 Annual Report on Form 10-K/A filed on May 14, 2013. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2012 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year.

The financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of July 31, 2013, the Company has delivered an aggregate of approximately 590,000 courses of Arestvyr™ (tecovirimat), also known as ST-246®, to the U.S. Strategic National Stockpile (the “Strategic Stockpile”). As a result, SIGA has met a key requirement of its procurement contract with the Biomedical Advanced Research and Development Authority (“BARDA”) (refer to Note 2) and expects to receive payment of approximately $79 million in the third quarter of 2013 for the courses of product delivered to date. Management believes that the funds expected to be generated from its procurement contract, together with existing capital resources and continuing government grants and contracts, will be sufficient to support its operations beyond the next twelve months.

2. Procurement Contract and Research Agreements

Procurement Contract

In May 2011, the Company signed a contract with BARDA (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Arestvyr to the Strategic Stockpile. The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use Arestvyr for smallpox prophylaxis. As described in Note 12, the amount of profits SIGA will retain pursuant to the BARDA Contract is subject to the outcome of the litigation in Delaware between SIGA and PharmAthene.

In the fourth quarter of 2011, SIGA received approximately $41 million in advance payments under the BARDA Contract. In October 2012, SIGA received FDA concurrence with respect to its product labeling strategy in accordance with the BARDA Contract and during the fourth quarter of 2012, the Company received the related milestone payment of approximately $12.3 million. In May 2013, BARDA notified SIGA that the Company had successfully completed the milestone requirements for the Final Drug Product Commercial Validation batches and report and during the second quarter of 2013, the Company received the related milestone payment of approximately $8.2 million.

The BARDA Contract is a multiple deliverable arrangement including delivery of courses and covered research and development activities. The BARDA Contract provides certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until the Company’s obligations related to potential replacement of delivered courses are satisfied. Furthermore, payment for delivered courses and reimbursement of amounts the Company spends on covered research services were not contractually due to commence until after the Company delivered the first 500,000 courses. Accordingly the Company has deferred revenue for all amounts under the BARDA Contract received to date. With the delivery of more than 500,000 courses, the Company expects to begin to recognize revenue in the third quarter of 2013 with respect to BARDA’s obligation to reimburse the cost of covered research and development services. Cash inflows related to procurement activities are expected to continue to be recorded as deferred revenue. In addition, direct costs incurred by the Company to fulfill the requirements under the BARDA Contract are being deferred and will be recognized as expenses over the same period that the related deferred revenue is recognized as revenue.

As of June 30, 2013 and December 31, 2012, deferred direct costs under the BARDA Contract of approximately $14.2 million and $2.8 million, respectively, are included in deferred costs on the consolidated balance sheets. As of June 30, 2013, the Company recorded $57.6 million as receivables from long term contract and deferred revenue, respectively, for the delivery of approximately 390,000 courses of Arestvyr to the Strategic Stockpile in March and May 2013 and research and development services provided since inception of the BARDA Contract.

In July 2013, the Company delivered approximately 200,000 courses of Arestvyr to the Strategic Stockpile. With the cumulative delivery of 590,000 courses, SIGA has invoiced BARDA for approximately $79 million for delivered product and approximately $5 million for research and development services. The Company expects to receive payment during the third quarter.

Research Agreements

The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. In addition to the BARDA Contract, the Company currently has one contract and two grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $16.4 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

3. Equity and Financial Instruments

On June 30, 2013, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

At June 30, 2013 and December 31, 2012, the fair market value of outstanding warrants recorded as liabilities was $492,757 and $991,039 (revised), respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

For the three months ended June 30, 2013 and June 30, 2012, the Company recorded gains of $980,289 and $904,731 (revised), respectively, as a result of net decreases in fair value for warrants outstanding during the respective periods.

On April 30, 2013, SIGA entered into a Services Agreement with M&F for certain professional and administrative services. The Services Agreement has a term of three years. As consideration for the Services Agreement, SIGA issued warrants to M&F to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The warrants are fully vested, immediately exercisable and remain exercisable for two years from issuance. As the warrants are immediately exercisable, the grant-date fair value, determined using the Black-Scholes model as previously described, is recorded as an asset with a corresponding increase to equity. The asset is amortized over the contractual term of the warrant.

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

On June 18, 2010, M&F notified SIGA of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement following earlier investments and entered into a Deferred Closing and Registration Rights Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to SIGA in exchange for the issuance of (i) 1,797,386 shares of common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share; the warrants are exercisable for a term of four years from issuance.

The number of shares issuable pursuant to the warrants granted under the Letter Agreement, as well as the exercise price of those warrants, may be subject to adjustment as a result of the effect of future equity issuances on certain anti-dilution provisions in the related warrant agreements.

2006 Placements
In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share (the “2006 Warrants”). The 2006 Warrants may be exercised through and including October 19, 2013. At June 30, 2013 and December 31, 2012, 407,784 and 815,568, respectively, of the 2006 Warrants at an exercise price of $2.92 were outstanding. In March 2013, 407,784 of the 2006 Warrants were exercised. The number of shares issuable pursuant to the Warrants may be subject to further adjustment as a result of the effect of future equity issuances on anti-dilution provisions in the related warrant agreements.

4. Per Share Data

The objective of basic earnings per share (“EPS”) is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, except that it also gives effect to all potentially dilutive common shares outstanding during the period.

The following is a reconciliation of the basic and diluted net income (loss) per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012 (Revised)	2013	2012 (Revised)
Net income (loss) for basic and diluted EPS	$(3,061,080)	$(3,766,838)	$(7,936,898)	$(8,382,447)
Weighted-average shares for basic and diluted	52,214,824	51,638,352	51,965,868	51,638,061
Earnings (loss) per share for basic and diluted	$(0.06)	$(0.07)	$(0.15)	$(0.16)

The Company incurred losses for the three and six months ended June 30, 2013 and 2012 and as a result, certain equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock Options	2,799,122	2,830,810	2,809,465	2,815,345
Stock-Settled Stock Appreciation Rights	447,156	461,462	449,423	377,913
Restricted Stock Units	977,409	372,637	990,240	240,824
Warrants	1,875,743	2,253,902	2,034,477	2,273,281

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At June 30, 2013 and December 31, 2012, the fair value of liability classified warrants were as follows:

	June 30, 2013	December 31, 2012 (Revised)
Common stock warrants, current	$243,199	$333,793
Common stock warrants, non-current	249,558	657,246
	$492,757	$991,039

At June 30, 2013 and December 31, 2012, the Company also had $12.0 million and $5 million in outstanding debt, respectively. The fair value of this debt is a Level 2 measurement. The fair value of the loan approximates carrying value at June 30, 2013. For the three and six months ended June 30, 2013 and 2012, SIGA did not hold any Level 3 securities.

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

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the six months ended June 30, 2013 and 2012, the Company incurred costs of $789,000 and $875,000, respectively, related to services provided by the outside counsel. On June 30, 2013, the Company’s outstanding payables included $256,000 payable to the outside counsel.

7. Inventory

As of June 30, 2013 and December 31, 2012, the Company has $18.5 million and $17.6 million of work-in-process inventory, respectively. During the six months ended June 30, 2013, the Company delivered approximately 390,000 courses to the Strategic Stockpile; due to the deferral of revenue under the BARDA Contract (refer to Note 2), the amount of cost of goods sold for delivered courses is recorded as deferred costs in the balance sheet. The value of in-process inventory represents the costs incurred to manufacture Arestvyr under the BARDA Contract. Certain of the existing units of Arestvyr were initially manufactured prior to the point at which future commercialization was probable; thus, such cost was expensed as research and development in those respective periods. Additional costs incurred to complete production of courses of Arestvyr will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Laboratory equipment	$2,388,086	$2,305,410
Leasehold improvements	2,887,415	2,817,123
Computer equipment	540,890	458,421
Furniture and fixtures	468,391	345,287
	6,284,782	5,926,241
Less - accumulated depreciation	(5,141,131)	(4,938,372)
Property, plant and equipment, net	$1,143,651	$987,869

9. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Loss contingency	$2,561,374	$2,491,981
Bonus	803,590	250,000
Professional fees	560,156	579,609
Vacation	363,565	328,463
Other	1,214,065	633,796
Accrued expenses and other current liabilities	$5,502,750	$4,283,849

10. Income Taxes

Deferred tax assets, net were $48.0 million on June 30, 2013 and $43.7 million on December 31, 2012, respectively, net of valuation allowances of $4.3 million and $4.3 million, respectively. For the three and six months ended June 30, 2013, the Company incurred net losses for tax purposes and consequently recognized an income tax benefit of $2.0 million and $4.2 million, respectively. For the three and six months ended June 30, 2012, the Company incurred net losses for tax purposes and consequently recognized an income tax benefit of $1.7 million and $3.6 million, respectively
The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income are reduced or not realized, for example, based on the outcome of the PharmAthene litigation described in Note 12, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.
11. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance on the reporting of reclassifications from accumulated other comprehensive income to net income. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements but requires disclosures regarding the reclassification of accumulated other comprehensive income by component into net income. The Company’s adoption of this guidance on January 2, 2013 did not have a material effect on our financial statements.

In July 2013, the FASB issued new guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate a material impact to the Company's financial position, results of operations or cash flows as a result of this change.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company’s financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with the Company’s acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. As of June 30, 2013, SIGA has recorded a $2.6 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million as collateral for the surety bond which is recorded in other assets as of June 30, 2013. The parties briefed the issues, and argued before the Delaware Supreme Court, en banc, on January 10, 2013.

On May 24, 2013, the Supreme Court of Delaware issued its decision, affirming the Delaware Court of Chancery’s judgment in part, reversing it in part, and remanding to Vice Chancellor Parsons. The Supreme Court affirmed the Chancery Court determination that the Company had breached its contractual obligation to negotiate in good faith; reversed the promissory estoppel holding; and, reversed the Vice Chancellor’s equitable damages award. The Supreme Court held that the trial judge may award expectation damages for breach of the contractual duty to negotiate in good faith if such damages are proven with reasonable certainty, and remanded to the Chancery Court for consideration of damages consistent with that holding. The Supreme Court also reversed the Chancery Court’s award of attorney fees and expert witness fees because they were predicated in part on a now-reversed finding of liability on PharmAthene’s promissory estoppel claim. The Supreme Court held that the Chancery Court could reevaluate on remand an alternative award, if any, of attorneys’ fees and expert testimony expenses consistent with the Supreme Court’s opinion. Finally, the Supreme Court declined to consider all claims raised in PharmAthene’s cross appeal because it affirmed the Chancery Court’s finding that the Company was liable for breaching its contractual obligation to negotiate in good faith. On June 11, 2013, the Supreme Court issued its mandate to the Court of Chancery with the decision described above.

On June 26, 2013, the parties appeared before Vice Chancellor Parsons to discuss the remand, at which time PharmAthene declared its desire to supplement the record with further evidence. Following briefing, the parties expect the Chancery Court to hear argument on this PharmAthene motion in August. After the Chancery Court determines the scope of the record, we expect the Chancery Court to require further briefing by the parties on the remedy to be awarded.

No assurances can be given as to the Chancery Court’s determinations on remand.

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

13. Revision of Consolidated Financial Statements

Subsequent to the issuance of its annual report on Form 10-K for the year ended December 31, 2012 as filed on March 6, 2013, the Company determined certain outstanding warrants to purchase common stock of the Company (the “Warrants”) should have been recorded as liabilities rather than equity and that non-cash charges resulting from required periodic “mark-to-market” adjustments of the Warrants also should have been recorded. For the year ended December 31, 2012 and the quarters therein, the quantitative and qualitative impact of the non-cash adjustments on net loss were not material and consequently, the Company revised prior period amounts as disclosed within the Form 10-K/A filed on May 14, 2013. As these are non-cash items, there is no impact to net cash used in operations for the three and six months ended June 30, 2012.

The effects of the revision on the unaudited financial statements are summarized below:

	December 31, 2012
	As Originally Reported	Adjustments	Revised
ASSETS
Current assets
Cash and cash equivalents	$32,017,490		$32,017,490
Accounts receivable	970,288		970,288
Inventory	17,641,922		17,641,922
Prepaid expenses and other current assets	801,149		801,149
Deferred tax assets, net	33,515,327		33,515,327
Total current assets	84,946,176		84,946,176

Property, plant and equipment, net	987,869		987,869
Receivables from long-term contract	3,771,219		3,771,219
Deferred costs	2,841,534		2,841,534
Goodwill	898,334		898,334
Other assets	2,181,720		2,181,720
Deferred tax assets, net	10,209,278		10,209,278
Total assets	$105,836,130	$—	$105,836,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,189,917		$10,189,917
Accrued expenses and other current liabilities	4,283,849		4,283,849
Current common stock warrants	287,036	46,757	333,793
Current portion of long term debt	954,738		954,738
Total current liabilities	15,715,540	46,757	15,762,297

Deferred revenue	57,052,020		57,052,020
Common stock warrants	—	657,246	657,246
Long term debt	3,955,262		3,955,262
Other liabilities	166,303		166,303
Total liabilities	76,889,125	704,003	77,593,128
Stockholders’ equity
Common stock	5,164		5,164
Additional paid-in capital	152,340,303	15,248,071	167,588,374
Accumulated deficit	(123,398,462)	(15,952,074)	(139,350,536)
Total stockholders’ equity	28,947,005	(704,003)	28,243,002
Total liabilities and stockholders’ equity	$105,836,130	$—	$105,836,130

	Three Months Ended June 30, 2012
	As Originally Reported	Adjustments	Revised
Revenues
Research and development	$2,701,164		$2,701,164
Operating expenses
Selling, general and administrative	3,474,691		3,474,691
Research and development	5,182,516		5,182,516
Patent preparation fees	376,320		376,320
Total operating expenses	9,033,527	—	9,033,527
Operating loss	(6,332,363)	—	(6,332,363)
Decrease (increase) in fair value of common stock warrants	325,012	579,719	904,731
Other income, net	74		74
Loss before benefit from income taxes	(6,007,277)	579,719	(5,427,558)
Benefit from income taxes	1,660,720		1,660,720
Net income (loss)	$(4,346,557)	$579,719	$(3,766,838)
Basic and diluted earnings (loss) per share	$(0.08)	$0.01	$(0.07)
Weighted average shares outstanding: basic and diluted	51,638,352	—	51,638,352

	Six Months Ended June 30, 2012
	As Originally Reported	Adjustments	Revised
Revenues
Research and development	$4,166,916		$4,166,916
Operating expenses
Selling, general and administrative	5,688,568		5,688,568
Research and development	9,647,054		9,647,054
Patent preparation fees	712,618		712,618
Total operating expenses	16,048,240	—	16,048,240
Operating loss	(11,881,324)	—	(11,881,324)
Decrease (increase) in fair value of common stock warrants	(111,801)	17,003	(94,798)
Interest expense	—		—
Other income, net	236		236
Loss before benefit from income taxes	(11,992,889)	17,003	(11,975,886)
Benefit from income taxes	3,593,439		3,593,439
Net income (loss)	$(8,399,450)	$17,003	$(8,382,447)
Basic and diluted earnings (loss) per share	$(0.16)	$—	$(0.16)
Weighted average shares outstanding: basic and diluted	51,638,061	—	51,638,061

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

Revision

As discussed in Note 13 to this filing, the Company amended and revised its consolidated balance sheet at December 31, 2012 and statements of operations and of cash flows for the three and six months ended June 30, 2012. The following discussion and analysis of our financial condition and results of operations is based on and takes into account the revised amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Reports on Form 10-Q.

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

Lead Product - Arestvyr

Our lead product, Arestvyr (tecovirimat), also known as ST-246, is an orally administered antiviral drug that targets orthopoxviruses. On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Arestvyr to the Strategic Stockpile. The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric formulations of the drug as well as use Arestvyr for smallpox prophylaxis. As discussed in Part II, Item 1, “Legal Proceedings”, the amount of profits we will retain pursuant to the BARDA Contract is subject to the outcome of the litigation in Delaware between SIGA and PharmAthene.

We expect Arestvyr will be among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. Arestvyr is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated Arestvyr for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options and warrants, revenue recognition, impairment of assets and income taxes. Information regarding our critical accounting policies and estimates appear in Item 7, Management’s Discussion of Analysis and Financial Condition and Results of Operation, included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on March 6, 2013, as amended by the Form 10-K/A filed May 14, 2013. During the six months ended June 30, 2013, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Revenues from research and development contracts and grants for the three months ended June 30, 2013 and 2012 were $965,000 and $2.7 million, respectively. The decrease of $1.7 million, or 64%, is primarily attributable to a $1.0 million decrease in revenues from our federal contracts supporting the development of Arestvyr, and a $751,000 decrease in revenues related to lower usage of the dengue and Lassa fever federal grants.

Revenues from contracts and grants for the six months ended June 30, 2013 and 2012 were $2.3 million and $4.2 million, respectively. The decline in revenue is due to a $1.1 million decrease in revenues from federal contracts supporting the development of Arestvyr, including the conclusion of a federal grant supporting the development of Arestvyr in conjunction with vaccine, and a $730,000 decrease in revenues related to lower usage of dengue and Lassa fever federal grants in the second quarter of 2012.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2013 and 2012 were $3.2 million and $3.5 million, respectively, reflecting a decrease of approximately $309,000 or 9%. The decrease in SG&A expenses primarily relates to the impact of $372,000 loss contingency expense that was recorded in the second quarter of 2012.

SG&A for the six months ended June 30, 2013 and 2012 were $6.2 million and $5.7 million, respectively, reflecting an increase of approximately $509,000 or 9%. The increase in SG&A expenses is mainly attributable to a $711,000 increase in employee compensation, which is related to an uptick in corporate headcount and an increase in non-cash stock compensation expense, partially offset by the impact of a $372,000 loss contingency expense that was recorded in the second quarter of 2012.

     Research and development (“R&D”) expenses were $3.1 million for the three months ended June 30, 2013, a decrease of approximately $2.1 million or 40% from the $5.2 million incurred during the three months ended June 30, 2012. The decrease was mostly attributable to a decrease in direct vendor-related expenses supporting the development of Arestvyr, dengue antivirals and Lassa fever antivirals.

R&D expenses were $6.8 million for the six months ended June 30, 2013, a decrease of approximately $2.9 million or 30% from the $9.6 million incurred during the six months ended June 30, 2012. The decrease was primarily due to a decrease in expenses related to the development of Arestvyr and Lassa fever antivirals.

During the six months ended June 30, 2013 and 2012, we incurred direct costs of $2.5 million and $4.5 million, respectively, on the development of Arestvyr. For the six months ended June 30, 2013, we spent approximately $326,000 on internal human resources dedicated to the drug’s development and $2.1 million mainly on manufacturing and clinical testing. During the six months ended June 30, 2012, we spent $658,000 on internal human resources dedicated to the drug’s development and $3.8 million mainly on clinical testing and manufacturing. From inception of the ST-246 development program to-date, we have invested a total of $55.1 million in the program, of which $10.0 million supported internal human resources and $45.2 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by BARDA, NIH and the Department of Defense (“DoD”).

During the six months ended June 30, 2013, we spent approximately $1.0 million to support the development of drug candidates for dengue fever, Lassa fever and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $606,000 was spent mainly on human resources and $402,000 was spent on chemistry and certain laboratory equipment. During the six months ended June 30, 2012, we spent $1.3 million for the development of drug candidates for dengue fever and Lassa fever, of which $583,000 was spent mainly on human resources and $723,000 was spent mainly on the optimization and chemistry of the lead antiviral compounds. From inception of these programs to date, we have spent a total of $13.5 million related to the programs, of which $5.0 million, $8.1 million and $299,000 were expended on internal human resources, pre-clinical work and equipment, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by BARDA, NIH and DoD.

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

Patent preparation expenses for the three and six months ended June 30, 2013 were $301,000 and $759,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in expanded geographic territories.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. For the three and six months ended June 30, 2013, we recorded gains of $980,000 and $6,000, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective periods. The warrants to purchase our common stock were recorded at fair market value and classified as liabilities. For the three and six months ended June 30, 2012, we recorded a gain of $905,000 (revised) and a loss of $95,000 (revised), respectively.

Interest expense for the three and six months ended June 30, 2013 was $376,000 and $750,000, reflecting interest on outstanding long-term debt and certain vendor payable arrangements. There was no interest expense for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2013, we incurred net losses for tax purposes and consequently, recognized an income tax benefit of $2.0 million and $4.2 million, respectively. For the three and six months ended June 30, 2012, the benefit from income taxes of $1.7 million and $3.6 million mainly reflects the tax benefit from net losses offset by an increase to the valuation allowance based on current estimates of pre-tax income. If the current estimates of future taxable income are reduced or not realized, for example, based on the outcome of the litigation in Delaware between SIGA and PharmAthene litigation as described in Part II, Item 1, “Legal Proceedings,” the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements for the period in which the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about our future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income are reduced or not realized, for example, based on the PharmAthene litigation described in Part II, Item 1, “Legal Proceedings”, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

Liquidity and Capital Resources

On June 30, 2013, we had $32.9 million in cash and cash equivalents compared with $32.0 million at December 31, 2012.

Subsequent to the balance sheet date, the Company has delivered an aggregate of approximately 590,000 courses of Arestvyr™ (tecovirimat), also known as ST-246®, to the U.S. Strategic National Stockpile (the “Strategic Stockpile”). As a result, SIGA has met a key requirement of its procurement contract with the Biomedical Advanced Research and Development Authority (“BARDA”) and expects to receive payment of approximately $79 million in the third quarter of 2013 for the courses of product delivered to date.

During the six months ended June 30, 2013, we received an $8.2 million milestone payment under the BARDA Contract for successfully completing the milestone requirements for the Final Drug Product Commercial Validation batches and report. Additionally, we received $7.0 million in the second quarter of 2013 from a revolving line of credit. During the year ended December 31, 2012, we received a $12.3 million milestone payment upon receiving FDA concurrence with respect to the product labeling strategy under the BARDA Contract and received net proceeds of $4.9 million from the issuance of debt after deducting the discount and issue costs.

Borrowings under the revolving line of credit are due for repayment as we collect on eligible outstanding accounts receivable. As previously mentioned, we expected to receive payment in the third quarter of 2013.

Operating activities
Net cash used in operations for the six months ended June 30, 2013 and 2012 was $6.9 million and $12.7 million, respectively. The decrease in cash used in operating activities relates to the timing of expenditures for the manufacture of Arestvyr in addition to development and supportive activities for Arestvyr in performance of the BARDA Contract. On June 30, 2013 and 2012, our accounts receivable balance was $58.2 million and $3.5 million, respectively. The increase in accounts receivable primarily reflects approximately $52 million for the delivery of Arestvyr to the Strategic Stockpile in March and May 2013. Our accounts payable, accrued expenses and other current liabilities balance were $21.8 million and $14.5 million on June 30, 2013 and 2012, respectively. The amounts outstanding in both periods are mainly due to outstanding payables to contract manufacturing organizations for work-in-process inventory and to vendors for research and development services under the BARDA Contract.

Investing activities
Capital expenditures during the six months ended June 30, 2013 and 2012 were approximately $359,000 and $245,000, respectively, reflecting purchases of fixed assets in the ordinary course of business and, in 2013, expenditures for certain furniture and equipment for the new office space in New York.

Financing activities
Cash provided by financing activities was $8.2 million and $2,000, during the six months ended June 30, 2013 and 2012, respectively. In May 2013, we received $7 million of available funds under a revolving line of credit. Moreover, in the six months ended June 30, 2013, we received $1.4 million from exercises of options and warrants to purchase common stock.

Other
We have incurred cumulative net losses and expect to incur additional expenses to perform further research and development activities. As of July 31, 2013, we have delivered an aggregate of approximately 590,000 courses of Arestvyr™ (tecovirimat), also known as ST-246®, to the Strategic Stockpile. As a result, we met a key requirement of the BARDA Contract (refer to Note 2) and expect to receive payment of approximately $79 million in the third quarter of 2013 for the courses of product delivered to date. We believe that the funds expected to be received from the BARDA Contract (see Note 2) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months. As discussed in Part II, Item 1, “Legal Proceedings”, our ability to support our operations may be adversely affected by the outcome in the litigation with PharmAthene. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Safe Harbor Statement

Certain statements in this Quarterly Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to our performance under the BARDA Contract, our effort to seek approval and licensing from the United States Food and Drug Administration, the progress of our development programs and timelines for bringing products to market and the resolution of our ongoing litigation with PharmAthene, Inc. Forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to us or our collaborators cannot be shown to be efficacious or safe in subsequent animal, pre-clinical or clinical trials, (ii) the risk that we or our collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that we may not be able to obtain anticipated funding for our development projects or other needed funding, (iv) the risk that we may not complete performance under the BARDA contract on schedule or in accordance with the contractual terms, (v) the risk that we may not be able to secure or enforce sufficient legal rights in our products, including intellectual property protection, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect our business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to our products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under our contract with BARDA, or other governmental contracts, (ix) the risk that our BARDA contract is modified or canceled at the request or requirement of the U.S. Government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper our efforts to develop or market our products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect our ability to advance our research or products adversely, (xii) the effect of federal, state or foreign regulation, including drug regulation and international trade regulation, on our business, (xiii) the risk that our outstanding indebtedness may make it more difficult to obtain additional financing, (xiv) the risk that the U.S. Government’s responses (including inaction) to the national and global economic situation, including possible courses of action related to the so-called “sequester,” may affect our business adversely, (xv) the risk that our internal controls will not be effective in detecting or preventing a misstatement in our financial statements, (xvi) the risk that some amounts received and recorded as deferred revenue ultimately may not be recognized as revenue, (xvii) the risk that the recent remand to the Delaware Chancery Court could result in a burdensome new award of damages, (xviii) the risk that that remand may result in extended and expensive litigation, (xix) the risk that our litigation with PharmAthene may impede our efforts to continue to grow our company, and (xx) the risk that we may not be able to establish our intended positions or otherwise not prevail in any further court proceedings.
More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including SIGA’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2012, as amended by SIGA’s Form 10-K/A as filed on May 14, 2013, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission’s Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. All forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of June 30, 2013 because of a material weakness in our internal control over financial reporting as more fully described in Part II - Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2012.

Restatement of Consolidated Financial Statements

On May 8, 2013, the Company concluded, based on the recommendation of management, that the previously issued consolidated financial statements for the years ended December 31, 2011 and 2010 included in the Company’s most recently filed Form 10-K for the year ended December 31, 2012, filed on March 6, 2013, are no longer appropriate to rely upon because they failed to account for certain outstanding warrants to purchase common stock of the Company (the “Warrants”) as liabilities rather than equity and to account for non-cash charges resulting from the periodic “mark-to-market” adjustments of the Warrants. The Company determined to restate the aforementioned financial statements in its Form 10-K/A for the year ended December 31, 2012, filed on May 14, 2013, in order to correct this error and reflect the aforementioned liabilities and non-cash charges.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Remediation Plan

Management has developed a remediation plan to address the material weakness in our internal control over financial reporting. Implementation of the remediation plan consists of redesigning existing quarterly control procedures to enhance management’s accounting for warrants issued by the Company.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of our financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with our acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. As of June 30, 2013, SIGA has recorded a $2.6 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, we appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. We obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million as collateral for the surety bond which is recorded in other assets as of June 30, 2013. The parties briefed the issues and argued before the Delaware Supreme Court, en banc, on January 10, 2013.

On May 24, 2013, the Supreme Court of Delaware issued its decision, affirming the Delaware Court of Chancery’s judgment in part, reversing it in part, and remanding to Vice Chancellor Parsons. The Supreme Court affirmed the Chancery Court determination that the Company had breached its contractual obligation to negotiate in good faith; reversed the promissory estoppel holding; and, reversed the Vice Chancellor’s equitable damages award. The Supreme Court held that the trial judge may award expectation damages for breach of the contractual duty to negotiate in good faith if such damages are proven with reasonable certainty, and remanded to the Chancery Court for consideration of damages consistent with that holding. The Supreme Court also reversed the Chancery Court’s award of attorney fees and expert witness fees because they were predicated in part on a now-reversed finding of liability on PharmAthene’s promissory estoppel claim. The Supreme Court held that the Chancery Court could reevaluate on remand an alternative award, if any, of attorneys’ fees and expert testimony expenses consistent with the Supreme Court’s opinion. Finally, the Supreme Court declined to consider all claims raised in PharmAthene’s cross appeal because it affirmed the Chancery Court’s finding that the Company was liable for breaching its contractual obligation to negotiate in good faith. On June 11, 2013, the Supreme Court issued its mandate to the Court of Chancery with the decision described above.

On June 26, 2013, the parties appeared before Vice Chancellor Parsons to discuss the remand, at which time PharmAthene declared its desire to supplement the record with further evidence. Following briefing, the parties expect the Chancery Court to hear argument on this PharmAthene motion in August. After the Chancery Court determines the scope of the record, we expect the Chancery Court to require further briefing by the parties on the remedy to be awarded.

No assurances can be given as to the Chancery Court’s determinations on remand.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	August 5, 2013	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)