Form 10-Q
period 2013-09-30
SIGA TECHNOLOGIES INC
filed 2013-11-06
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013
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

As of October 15, 2013 the registrant had outstanding 53,001,414 shares of common stock.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$105,190,655	$32,017,490
Accounts receivable	741,918	970,288
Receivables from long term contract	451,185	—
Inventory	16,988,019	17,641,922
Prepaid expenses and other current assets	1,061,109	801,149
Deferred tax assets	19,420,266	33,515,327
Total current assets	143,853,152	84,946,176

Property, plant and equipment, net	1,236,373	987,869
Receivables from long-term contract	—	3,771,219
Deferred costs	21,887,652	2,841,534
Goodwill	898,334	898,334
Other assets	2,137,433	2,181,720
Deferred tax assets, net	31,556,712	10,209,278
Total assets	$201,569,656	$105,836,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,826,552	$10,189,917
Accrued expenses and other current liabilities	7,231,697	4,283,849
Common stock warrants	1,227,712	333,793
Current portion of long term debt	1,963,738	954,738
Total current liabilities	17,249,699	15,762,297

Deferred revenue	162,057,530	57,052,020
Common stock warrants	—	657,246
Long term debt	2,484,086	3,955,262
Other liabilities	454,241	166,303
Total liabilities	182,245,556	77,593,128
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 52,593,318 and 51,642,520 issued and outstanding at September 30, 2013, and December 31, 2012, respectively)	5,259	5,164
Additional paid-in capital	171,508,253	167,588,374
Accumulated deficit	(152,189,412)	(139,350,536)
Total stockholders’ equity	19,324,100	28,243,002
Total liabilities and stockholders’ equity	$201,569,656	$105,836,130

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013		2012
Revenues
Research and development	$2,292,143	$2,289,820	$4,585,174		$6,456,736

Operating expenses
Selling, general and administrative	3,265,735	3,138,711	9,463,233		8,827,280
Research and development	4,260,970	4,170,031	11,037,140		13,817,086
Patent preparation fees	329,054	376,877	1,087,791		1,089,495
Total operating expenses	7,855,759	7,685,619	21,588,164		23,733,861
Operating loss	(5,563,616)	(5,395,799)	(17,002,990)		(17,277,125)
Decrease (increase) in fair value of common stock warrants	(734,955)	(133,375)	(728,865)		(228,173)
Interest expense	(293,438)	—	(1,043,316)		—
Other income, net	5	94	1,489		330
Loss before income taxes	(6,592,004)	(5,529,080)	(18,773,682)		(17,504,968)
Benefit from (provision for) income taxes	1,690,028	2,470,346	5,934,806	—	6,063,785
Net income (loss)	$(4,901,976)	$(3,058,734)	$(12,838,876)		$(11,441,183)
Earnings (loss) per share: basic and diluted	$(0.09)	$(0.06)	$(0.25)		$(0.22)
Weighted average shares outstanding: basic and diluted	52,548,997	51,639,811	52,162,380		51,638,648

Net income (loss)	$(4,901,976)	$(3,058,734)	$(12,838,876)		$(11,441,183)
Change in net unrealized gain (loss) on short-term investments	—	—	—		(4,067)
Comprehensive income (loss)	$(4,901,976)	$(3,058,734)	$(12,838,876)		$(11,445,250)

The accompanying notes are an integral part of these unaudited financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(12,838,876)	$(11,441,183)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	319,377	307,708
Increase (decrease) in fair value of warrants	728,865	228,173
Stock based compensation	1,759,074	1,383,770
Amortization of debt discount	37,824	—
Changes in assets and liabilities:
Accounts receivable	3,548,404	(1,073,147)
Inventory	653,903	(17,357,337)
Deferred costs	(19,046,118)	(2,147,739)
Prepaid expenses and other current assets	(122,200)	(318,307)
Other assets	122,438	7,501
Deferred income taxes, net	(7,252,373)	(6,063,785)
Accounts payable, accrued expenses and other liabilities	(415,517)	8,873,992
Deferred revenue	105,005,510	2,602,792
Other liabilities	287,938	14,394
Net cash provided by (used in) operating activities	72,788,249	(24,983,168)
Cash flows from investing activities:
Capital expenditures	(567,881)	(263,455)
Collateral for surety bond	—	(1,347,956)
Net cash provided by (used in) investing activities	(567,881)	(1,611,411)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	1,630,890	9,577
Payment of common stock tendered for employee tax obligations	(178,093)	—
Proceeds from the issuance of long-term debt	7,000,000	—
Repayment of long-term debt	(7,500,000)	—
Net cash provided by (used in) financing activities	952,797	9,577
Net increase (decrease) in cash and cash equivalents	73,173,165	(26,585,002)
Cash and cash equivalents at beginning of period	32,017,490	49,256,930
Cash and cash equivalents at end of period	$105,190,655	$22,671,928

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$492,191	$—

The accompanying notes are an integral part of these unaudited financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2012, included in the 2012 Annual Report on Form 10-K/A. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2012 Annual Report on Form 10-K/A filed on May 14, 2013. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2012 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full year.

The financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of September 30, 2013, the Company has delivered an aggregate of approximately 725,000 courses of Arestvyr™ (tecovirimat), also known as ST-246®, to the U.S. Strategic National Stockpile (the “Strategic Stockpile”). As a result, SIGA has met a key requirement of its procurement contract with the Biomedical Advanced Research and Development Authority (“BARDA”) (refer to Note 2) and received payment of approximately $96 million in the third quarter of 2013 for the courses of product delivered as of September 30, 2013. Management believes that the funds already received in addition to those funds expected to be generated from its procurement contract, together with existing capital resources and continuing government grants and contracts, will be sufficient to support its operations beyond the next twelve months.

In the fourth quarter of 2013, the Company began an optimization program to sharpen focus and increase efficiencies within its operations. This program, which includes a reduction in employee headcount, is intended to align the Company's resources, staff and efforts with the most promising growth opportunities. With the implementation of the optimization program, the Company is targeting a $6 million reduction in annual operating expenses. As part of the optimization plan, the Company expects to incur restructuring expenses between $500,000 - $800,000. This range includes non-cash charges for assets that may be impaired. Between $275,000 - $350,000 of the anticipated expenses are expected to result in cash outlays.

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

In the fourth quarter of 2011, SIGA received approximately $41 million in advance payments under the BARDA Contract. In October 2012, SIGA received FDA concurrence with respect to its product labeling strategy in accordance with the BARDA Contract and during the fourth quarter of 2012, the Company received the related milestone payment of approximately $12.3 million. In May 2013, BARDA notified SIGA that the Company had successfully completed the milestone requirements for the

Final Drug Product Commercial Validation batches and report and during the second quarter of 2013, the Company received the related milestone payment of approximately $8.2 million. In the third quarter of 2013, the Company received approximately $101 million from BARDA, of which approximately $96 million was for the cumulative delivery of 725,000 courses of Arestvyr and approximately $5 million was for reimbursement related to research and development services and supportive activities.

The BARDA Contract is a multiple deliverable arrangement including delivery of courses and covered research and development activities. The BARDA Contract provides certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until the Company’s obligations related to potential replacement of delivered courses are satisfied. The Company assessed the selling price for each of the aforementioned deliverables - research and development activities and drug product. The selling price of certain reimbursed research and development services was determined by reference to existing and past research and development grants and contracts between the Company and various government agencies. The selling price of drug product was determined by reference to other Companies’ sales of drug products such as antiviral therapeutics, orphan drugs and drugs with potential life-saving impact similar to Arestvyr, including products delivered to the Strategic Stockpile.

In accordance with the authoritative accounting principles, the Company has recognized revenue for reimbursement of certain BARDA Contract research and development services. Cash inflows related to procurement activities will continue to be recorded as deferred revenue. In addition, direct costs incurred by the Company to fulfill the requirements under the BARDA Contract are being deferred and will be recognized as expenses over the same period that the related deferred revenue is recognized as revenue.

As of September 30, 2013 and December 31, 2012, deferred direct costs under the BARDA Contract of approximately $21.9 million and $2.8 million, respectively, are included in deferred costs on the consolidated balance sheets. As of September 30, 2013, the Company recorded $162.1 million as deferred revenue for the delivery of approximately 725,000 courses of Arestvyr to the Strategic Stockpile in 2013 and certain research and development services provided as part of the BARDA Contract. For the three and nine months ended September 30, 2013, revenue from reimbursed research and development was $913,000.

Research Agreements

The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. In addition to the BARDA Contract, the Company currently has one contract and two grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $15.1 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

3. Equity and Financial Instruments

On June 30, 2013, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

At September 30, 2013 and December 31, 2012, the fair market value of outstanding warrants recorded as liabilities was $1,227,712 and $991,039 (revised), respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

For the three months ended September 30, 2013 and 2012, the Company recorded losses of $734,955 and $133,375 (revised), respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded losses of $728,865 and $228,173 (revised), respectively. The losses are a result of net increases in fair value for warrants outstanding during the respective periods.

On April 30, 2013, SIGA entered into a Services Agreement with MacAndrews & Forbes LLC (“M&F”) for certain professional and administrative services. The Services Agreement has a term of three years. As consideration for the Services Agreement, SIGA issued warrants to M&F to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The warrants are fully vested, immediately exercisable and remain exercisable for two years from issuance. As the warrants are immediately exercisable, the grant-date fair value, determined using the Black-Scholes model as previously described, is recorded as an asset with a corresponding increase to equity. The asset is amortized over the contractual term of the warrant.

2008 Financing
On June 19, 2008, SIGA entered into a letter agreement, as amended, (the “Letter Agreement”) that expired on June 19, 2010, with M&F, a related party, for M&F’s commitment to invest, at SIGA’s discretion or at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. In consideration for the commitment of M&F reflected in the Letter Agreement, on June 19, 2008, M&F received warrants to purchase 238,000 shares of SIGA common stock, initially exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants were subject to anti-dilution adjustments and exercisable until June 19, 2012. On June 19, 2012, the Commitment Warrants were amended to extend expiration to June 19, 2014. Due to certain anti-dilution provisions, the Commitment Warrants are recorded as a liability, and consequently the “mark-to-market” adjustment to the fair value from the extended term was accounted for immediately upon modification.

In 2009, SIGA issued to M&F 816,993 shares of common stock and 326,797 warrants to acquire common stock in exchange for total proceeds of $2.5 million. The warrants were exercisable for a term of four years from issuance and had an exercise price of $3.519 per share, prior to anti-dilution adjustments. In 2013, the warrants issued in 2009 expired.

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

2006 Placements
In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share (the “2006 Warrants”). The 2006 Warrants may be exercised through and including October 19, 2013. At September 30, 2013 and December 31, 2012, 407,784 and 815,568, respectively, of the 2006 Warrants at an exercise price of $2.92 were outstanding. In March 2013, 407,784 of the 2006 Warrants were exercised. The number of shares issuable pursuant to the Warrants may be subject to further adjustment as a result of the effect of future equity issuances on anti-dilution provisions in the related warrant agreements.

4. Per Share Data

The objective of basic earnings per share (“EPS”) is to measure the performance of an entity over the reporting period by dividing income (loss) by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, except that it also gives effect to all potentially dilutive common shares outstanding during the period.

The following is a reconciliation of the basic and diluted net income (loss) per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012 (Revised)	2013	2012 (Revised)
Net income (loss) for basic and diluted EPS	$(4,901,976)	$(3,058,734)	$(12,838,876)	$(11,441,183)
Weighted-average shares for basic and diluted	52,548,997	51,639,811	52,162,380	51,638,648
Earnings (loss) per share for basic and diluted	$(0.09)	$(0.06)	$(0.25)	$(0.22)

The Company incurred losses for the three and nine months ended September 30, 2013 and 2012 and as a result, certain equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock Options	2,621,790	2,942,484	2,794,489	2,847,532
Stock-Settled Stock Appreciation Rights	446,279	462,528	448,694	408,345
Restricted Stock Units	988,150	460,000	986,692	314,416
Warrants	1,874,670	2,253,902	1,980,623	2,266,774

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At September 30, 2013 and December 31, 2012, the fair value of liability classified warrants was as follows:

	September 30, 2013	December 31, 2012 (Revised)
Common stock warrants, current	$1,227,712	$333,793
Common stock warrants, non-current	—	657,246
	$1,227,712	$991,039

At September 30, 2013 and December 31, 2012, the Company also had $4.5 million and $5.0 million in outstanding debt, respectively. The fair value of this debt is a Level 2 measurement. The fair value of the loan approximates carrying value at September 30, 2013. For the three and nine months ended September 30, 2013 and 2012, SIGA did not hold any Level 3 securities.

6. Related Party Transactions

On December 1, 2009, the Company entered into an Office Services Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. An amendment in February 2012 increased the monthly payment to $12,000 to appropriately reflect expanded use of space. The Office Services Agreement was canceled effective March 31, 2013.

In October 2012, the Company funded a letter of credit and deposit to take advantage of a lease for office space secured by an affiliate of M&F from a third party landlord on behalf of the Company. Pursuant to such letter of credit, in January 2013 the Company entered into a sublease in which the Company will pay all costs associated with the lease, including rent. All payments made by the Company pursuant to the sublease will either be directly or indirectly made to the third-party landlord and not retained by M&F or any affiliate. The new sublease replaced the Office Services Agreement that is described in the previous paragraph, and occupancy commenced on April 1, 2013. The sublease allowed for a free rent period of five months beginning April 1, 2013; subsequent to the free rent period, monthly rent payments are $60,000 for the first five years and $63,000 for the next two years. Rent payments under the lease and sublease are subject to customary rent escalation clauses.

In April 2013, the Company entered into a Services Agreement with M&F and a warrant agreement with M&F (refer to Note 3).

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the nine months ended September 30, 2013 and 2012, the Company incurred costs of $1.0 million and $1.3 million, respectively, related to services provided by the outside counsel. On September 30, 2013, the Company’s outstanding payables included $147,000 payable to the outside counsel.

7. Inventory

As of September 30, 2013 and December 31, 2012, the Company has $17.0 million and $17.6 million of work-in-process inventory, respectively. During the nine months ended September 30, 2013, the Company delivered approximately 725,000 courses to the Strategic Stockpile; due to the deferral of revenue under the BARDA Contract (refer to Note 2), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs in the balance sheet. The value of in-process inventory represents the costs incurred to manufacture Arestvyr under the BARDA Contract. Certain of the existing units of Arestvyr were initially manufactured prior to the point at which future commercialization was probable; thus, such cost was expensed as research and development in those respective periods. Additional costs incurred to complete production of courses of Arestvyr will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2013	December 31, 2012
Laboratory equipment	$2,440,045	$2,305,410
Leasehold improvements	3,006,310	2,817,123
Computer equipment	559,599	458,421
Furniture and fixtures	488,168	345,287
	6,494,122	5,926,241
Less - accumulated depreciation	(5,257,749)	(4,938,372)
Property, plant and equipment, net	$1,236,373	$987,869

9. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Loss contingency	$2,598,322	$2,491,981
Bonus	1,096,635	250,000
Professional fees	782,213	579,609
Vacation	337,452	328,463
Other	2,417,075	633,796
Accrued expenses and other current liabilities	$7,231,697	$4,283,849

10. Income Taxes

Deferred tax assets, net were $51.0 million on September 30, 2013 and $43.7 million on December 31, 2012, respectively, net of valuation allowances of $4.3 million and $4.3 million, respectively. For the three and nine months ended September 30, 2013, the Company incurred net losses consequently recognized an income tax benefit of $1.7 million and $5.9 million, respectively. For the three and nine months ended September 30, 2012, the Company incurred net losses and consequently recognized an income tax benefit of $2.5 million and $6.1 million, respectively. For the three months ended September 30, 2013, the Company recorded tax payable of $1.3 million for estimated alternative minimum tax at September 30, 2013. The Company expects to pay approximately $1.4 million of alternative minimum tax in the fourth quarter of 2013.
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

In July 2013, the FASB issued new guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company’s financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with the Company’s acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. As of September 30, 2013, SIGA has recorded a $2.6 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million as collateral for the surety bond which is recorded in other assets as of September 30, 2013. The parties briefed the issues, and argued before the Delaware Supreme Court, en banc, on January 10, 2013.

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

On June 26, 2013, the parties appeared before Vice Chancellor Parsons to discuss the remand, at which time PharmAthene declared its desire to supplement the record with further evidence. Following briefing and argument on August 15, 2013, the Chancery Court granted PharmAthene’s motion to supplement the record and also allowed the Company to submit responsive evidence. A hearing with respect to that evidence has been scheduled and a briefing schedule has also been fixed leading to oral argument on the issue of what if any remedy the Chancery Court should impose in light of the remand by the Supreme Court of Delaware.

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

13. Revision of Consolidated Financial Statements

Subsequent to the issuance of its annual report on Form 10-K for the year ended December 31, 2012 as filed on March 6, 2013, the Company determined certain outstanding warrants to purchase common stock of the Company (the “Warrants”) should have been recorded as liabilities rather than equity and that non-cash charges resulting from required periodic “mark-to-market” adjustments of the Warrants also should have been recorded. For the year ended December 31, 2012 and the quarters therein, the quantitative and qualitative impact of the non-cash adjustments on net loss were not material and consequently, the Company revised prior period amounts as disclosed within the Form 10-K/A filed on May 14, 2013. As these are non-cash items, there is no impact to net cash used in operations for the three and nine months ended September 30, 2012.

The effects of the revision on the unaudited financial statements are summarized below:

	December 31, 2012
	As Originally Reported	Adjustments	Revised
ASSETS
Current assets
Cash and cash equivalents	$32,017,490		$32,017,490
Accounts receivable	970,288		970,288
Inventory	17,641,922		17,641,922
Prepaid expenses and other current assets	801,149		801,149
Deferred tax assets, net	33,515,327		33,515,327
Total current assets	84,946,176		84,946,176

Property, plant and equipment, net	987,869		987,869
Receivables from long-term contract	3,771,219		3,771,219
Deferred costs	2,841,534		2,841,534
Goodwill	898,334		898,334
Other assets	2,181,720		2,181,720
Deferred tax assets, net	10,209,278		10,209,278
Total assets	$105,836,130	$—	$105,836,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,189,917		$10,189,917
Accrued expenses and other current liabilities	4,283,849		4,283,849
Current common stock warrants	287,036	46,757	333,793
Current portion of long term debt	954,738		954,738
Total current liabilities	15,715,540	46,757	15,762,297

Deferred revenue	57,052,020		57,052,020
Common stock warrants	—	657,246	657,246
Long term debt	3,955,262		3,955,262
Other liabilities	166,303		166,303
Total liabilities	76,889,125	704,003	77,593,128
Stockholders’ equity
Common stock	5,164		5,164
Additional paid-in capital	152,340,303	15,248,071	167,588,374
Accumulated deficit	(123,398,462)	(15,952,074)	(139,350,536)
Total stockholders’ equity	28,947,005	(704,003)	28,243,002
Total liabilities and stockholders’ equity	$105,836,130	$—	$105,836,130

	Three Months Ended September 30, 2012
	As Originally Reported	Adjustments	Revised
Revenues
Research and development	$2,289,820		$2,289,820
Operating expenses
Selling, general and administrative	3,138,711		3,138,711
Research and development	4,170,031		4,170,031
Patent preparation fees	376,877		376,877
Total operating expenses	7,685,619	—	7,685,619
Operating loss	(5,395,799)	—	(5,395,799)
Decrease (increase) in fair value of common stock warrants	(15,032)	(118,343)	(133,375)
Other income, net	94		94
Loss before benefit from income taxes	(5,410,737)	(118,343)	(5,529,080)
Benefit from income taxes	2,470,346		2,470,346
Net income (loss)	$(2,940,391)	$(118,343)	$(3,058,734)
Basic and diluted earnings (loss) per share	$(0.06)	$—	$(0.06)
Weighted average shares outstanding: basic and diluted	51,639,811	—	51,639,811

	Nine Months Ended September 30, 2012
	As Originally Reported	Adjustments	Revised
Revenues
Research and development	$6,456,736		$6,456,736
Operating expenses
Selling, general and administrative	8,827,280		8,827,280
Research and development	13,817,086		13,817,086
Patent preparation fees	1,089,495		1,089,495
Total operating expenses	23,733,861	—	23,733,861
Operating loss	(17,277,125)	—	(17,277,125)
Decrease (increase) in fair value of common stock warrants	(126,833)	(101,340)	(228,173)
Other income, net	330		330
Loss before benefit from income taxes	(17,403,628)	(101,340)	(17,504,968)
Benefit from income taxes	6,063,785		6,063,785
Net income (loss)	$(11,339,843)	$(101,340)	$(11,441,183)
Basic and diluted earnings (loss) per share	$(0.22)	$—	$(0.22)
Weighted average shares outstanding: basic and diluted	51,638,648	—	51,638,648

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

Revision

As discussed in Note 13 to the Company’s Consolidated Financial Statements included in this filing, on May 14, 2013, the Company amended and revised its consolidated balance sheet at December 31, 2012 and statements of operations and of cash flows for the three and nine months ended September 30, 2012. The following discussion and analysis of our financial condition and results of operations is based on and takes into account the revised amounts. For this reason, the data set forth in this section may not be comparable to discussion and data in our previously filed Quarterly Reports on Form 10-Q.

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

We believe Arestvyr is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. Arestvyr is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated Arestvyr for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options and warrants, revenue recognition, impairment of assets and income taxes. Information regarding our critical accounting policies and estimates appear in Item 7, Management’s Discussion of Analysis and Financial Condition and Results of Operation, included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed on March 6, 2013, as amended by the Form 10-K/A filed May 14, 2013. During the nine months ended September 30, 2013, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Revenues from research and development contracts and grants for the three months ended September 30, 2013 and 2012 were $2.3 million and $2.3 million, respectively. A decrease of $287,500 in revenues from our federal contracts supporting the development of Arestvyr was offset by a $290,000 increase in revenues related to higher usage of the dengue and Lassa fever federal grants.

Revenues from research and development contracts and grants for the nine months ended September 30, 2013 and 2012 were $4.6 million and $6.5 million, respectively. The decline in revenue is primarily due to a $1.4 million decrease in revenues from federal contracts supporting the development of Arestvyr, including the conclusion of a federal grant supporting the development of Arestvyr in conjunction with vaccine, and a $440,000 decrease in revenues related to lower usage of dengue and Lassa fever federal grants.

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2013 and 2012 were $3.3 million and $3.1 million, respectively, reflecting an increase of approximately $127,000 or 4%. The net increase primarily relates to an increase of $184,000 in non-cash stock compensation expense and an increase of $140,000 in facility expenses, partially offset by a $223,000 decrease in professional fees.

SG&A for the nine months ended September 30, 2013 and 2012 were $9.5 million and $8.8 million, respectively, reflecting an increase of approximately $636,000 or 7%. The increase in SG&A expenses is mainly attributable to a $828,000 increase in employee compensation, which is related to an uptick in corporate headcount and an increase in non-cash stock compensation expense, partially offset by a $261,000 decrease in loss contingency expense and lower professional fees.

Research and development (“R&D”) expenses were $4.3 million for the three months ended September 30, 2013, an increase of approximately $91,000 or 2% from the $4.2 million incurred during the three months ended September 30, 2012. The increase was primarily attributable to an increase in direct vendor-related expenses supporting the development of Arestvyr.

R&D expenses were $11.0 million for the nine months ended September 30, 2013, a decrease of approximately $2.8 million or 20% from the $13.8 million incurred during the nine months ended September 30, 2012. The decrease was primarily due to a decrease in direct vendor-related expenses supporting the development of Arestvyr.

During the nine months ended September 30, 2013 and 2012, we incurred direct costs of $3.5 million and $6.1 million, respectively, on the development of Arestvyr. For the nine months ended September 30, 2013, we spent approximately $484,000 on internal human resources dedicated to the drug’s development and $3.0 million mainly on manufacturing and clinical testing. During the nine months ended September 30, 2012, we spent $1.0 million on internal human resources dedicated to the drug’s development and $5.1 million mainly on clinical testing and manufacturing. From inception of the ST-246 development program to-date, we have invested a total of $56.1 million in the program, of which $10.1 million supported internal human resources and $46.0 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by BARDA, NIH and the Department of Defense (“DoD”).

During the nine months ended September 30, 2013, we spent approximately $1.5 million to support the development of drug candidates for dengue fever, Lassa fever and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $908,000 was spent mainly on human resources and $626,000 was spent on chemistry and certain laboratory equipment. During the nine months ended September 30, 2012, we spent $1.7 million for the development of drug candidates for dengue fever and Lassa fever, of which $886,000 was spent mainly on human resources and $845,000 was spent mainly on the optimization and chemistry of the lead antiviral compounds. From inception of these programs to date, we have spent a total of $14.0 million related to the programs, of which $5.3 million, $8.4 million and $299,000 were expended on internal human resources, pre-clinical work and equipment, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by BARDA, NIH and DoD.

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

Patent preparation expenses for the three and nine months ended September 30, 2013 were $329,000 and $1.1 million, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in expanded geographic territories.

Changes in the fair value of certain warrants to acquire common stock are recorded as gains or losses. Such warrants to purchase our common stock are classified as liabilities and recorded at fair market value. For the three and nine months ended September 30, 2013, we recorded losses of $735,000 and $729,000, respectively, reflecting changes in the fair market value of warrants to purchase common stock during the respective periods. For the three and nine months ended September 30, 2012, we recorded losses of $133,000 (revised) and $228,000 (revised), respectively.

Interest expense for the three and nine months ended September 30, 2013 was $293,000 and $1.0 million, reflecting interest on outstanding long-term debt and certain vendor payable arrangements. There was no interest expense for the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2013, we incurred net losses for tax purposes and consequently, recognized an income tax benefit of $1.7 million and $5.9 million, respectively. For the three and nine months ended September 30, 2012, the benefit from income taxes of $2.5 million and $6.1 million mainly reflects the tax benefit from net losses offset by an increase to the valuation allowance based on current estimates of pre-tax income. If the current estimates of future taxable income are reduced or not realized, for example, based on the outcome of the litigation in Delaware between SIGA and PharmAthene litigation as described in Part II, Item 1, “Legal Proceedings,” the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements for the period in which the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

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

Liquidity and Capital Resources

On September 30, 2013, we had $105.2 million in cash and cash equivalents compared with $32.0 million at December 31, 2012.

In the third quarter of 2013, the Company received approximately $101 million from BARDA of which approximately $96 million was for the aggregate delivery of approximately 725,000 courses of Arestvyr™ (tecovirimat), also known as ST-246®, to the Strategic Stockpile and approximately $5 million was for reimbursement of expenses related to research and development expenses and supportive activities. In the second quarter of 2013, we also received an $8.2 million milestone payment under the BARDA Contract for successfully completing the milestone requirements for the Final Drug Product Commercial Validation batches and report. Additionally, in the second quarter of 2013, we drew down $7.0 million from a revolving line of credit which was subsequently repaid in the third quarter of 2013. During the year ended December 31, 2012, we received a $12.3 million milestone payment upon receiving FDA concurrence with respect to the product labeling strategy under the BARDA Contract and received net proceeds of $4.9 million from the issuance of debt after deducting the discount and issue costs.

Borrowings under the revolving line of credit are due for repayment as we collect on eligible outstanding accounts receivable.

In the fourth quarter of 2013, the Company began an optimization program to sharpen focus and increase efficiencies within its operations. This program, which includes a reduction in employee headcount, is intended to align the Company's resources, staff and efforts with the most promising growth opportunities. With the implementation of the optimization program, the Company is targeting a $6 million reduction in annual operating expenses.

Operating activities
Net cash provided by operations for the nine months ended September 30, 2013 was $72.8 million and net cash used in operations for the nine months ended September 30, 2012 was $25.0 million. The increase in cash provided by operating activities relates to the receipt of $101 million from BARDA offset by the expenditures for the manufacture of Arestvyr in addition to development and supportive activities for Arestvyr in performance of the BARDA Contract. On September 30, 2013 and 2012, our accounts receivable balance was $1.2 million and $3.7 million, respectively, reflecting the timing of collections from grants and contracts, including the BARDA Contract. Our accounts payable, accrued expenses and other current liabilities balance were $14.0 million and $15.8 million on September 30, 2013 and 2012, respectively. The amounts outstanding in both periods are mainly due to the timing of outstanding payables to contract manufacturing organizations for work-in-process inventory and to vendors for research and development services under the BARDA Contract.

Investing activities
Capital expenditures during the nine months ended September 30, 2013 and 2012 were approximately $568,000 and $1.6 million, respectively, reflecting purchases of fixed assets in the ordinary course of business and in 2013, expenditures for certain furniture and equipment for the new office space in New York.

Financing activities
Cash provided by financing activities was $953,000 and $10,000, during the nine months ended September 30, 2013 and 2012, respectively. In the nine months ended September 30, 2013, we received $1.6 million from exercises of options and warrants to purchase common stock which was offset by a $500,000 repayment of the term loan in accordance with the loan repayment schedule.

Other
We have incurred cumulative net losses and expect to incur additional expenses to perform further research and development activities. As of September 30, 2013, we have delivered an aggregate of approximately 725,000 courses of Arestvyr™ (tecovirimat), also known as ST-246®, to the Strategic Stockpile. As a result, we met a key requirement of the BARDA Contract (refer to Note 2) and received payment of approximately $96 million for the courses of product delivered to date. We believe that the funds received from the BARDA Contract (see Note 2) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months. As discussed in Part II, Item 1, “Legal Proceedings”, our ability to support our operations may be adversely affected by the outcome in the litigation with PharmAthene. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Safe Harbor Statement

Certain statements in this Quarterly Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to our performance under the BARDA Contract, our effort to seek approval and licensing from the United States Food and Drug Administration, the progress of our development programs and timelines for bringing products to market and the resolution of our ongoing litigation with PharmAthene, Inc. Forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to us or our collaborators cannot be shown to be efficacious or safe in subsequent animal, pre-clinical or clinical trials, (ii) the risk that we or our collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that we may not be able to obtain anticipated funding for our development projects or other needed funding, (iv) the risk that we may not complete performance under the BARDA contract on schedule or in accordance with the contractual terms, (v) the risk that we may not be able to secure or enforce sufficient legal rights in our products, including intellectual property protection, (vi) the risk that any challenge to our patent and other property rights, if adversely determined, could affect our business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to our products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under our contract with BARDA, or other governmental contracts, (ix) the risk that our BARDA contract is modified or canceled at the request or requirement of the U.S. Government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper our efforts to develop or market our products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect our ability to advance our research or products adversely, (xii) the effect of federal, state or foreign regulation, including drug regulation and international trade regulation, on our business, (xiii) the risk that our outstanding indebtedness may make it more difficult to obtain additional financing, (xiv) the risk that the U.S. Government’s responses (including inaction) to the national and global economic situation, including possible courses of action related to the so-called “sequester” or related to any future government shutdown (partial or complete) may affect our business adversely, (xv) the risk that our internal controls will not be effective in detecting or preventing a misstatement in our financial statements, (xvi) the risk that some amounts received and recorded as deferred revenue ultimately may not be recognized as revenue, (xvii) the risk that the recent remand to the Delaware Chancery Court could result in a burdensome new award of damages, (xviii) the risk that that remand may result in extended and expensive litigation, (xix) the risk that our litigation with PharmAthene may impede our efforts to continue to grow our company, and (xx) the risk that we may not be able to establish our intended positions or otherwise not prevail in any further court proceedings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2013.

Changes in Internal Control over Financial Reporting

Except for the changes described below to remediate the previously reported material weakness, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

As more fully described in Part II - Item 9A of the Annual Report on Form 10-K/A for the year ended December 31, 2012, a material weakness existed in our internal control over financial reporting. As a result, management concluded that our internal control was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for financial reporting in accordance with GAAP as of December 31, 2012, March 31, 2013 and June 30, 2013. The material weakness was as follows:

We failed to account for certain outstanding warrants to purchase common stock of the Company (the “Warrants”) as liabilities rather than equity and to account for non-cash charges resulting from the periodic “mark-to-market” adjustments of the Warrants. The Company determined to restate the aforementioned financial statements in its Form 10-K/A for the year ended December 31, 2012, filed on May 14, 2013, in order to correct this error and reflect the aforementioned liabilities and non-cash charges.

Subsequent to the identification of the material weakness, management developed a remediation plan to address the material weakness in our internal control over financial reporting. Implementation of the remediation plan consisted of redesigning the existing quarterly control procedure to enhance management’s assessment of the accounting for warrants issued by the Company. During the quarters ended June 30, 2013 and September 30, 2013, management tested the design and operating effectiveness of the implemented control and concluded that the material weakness described above has been remediated as of September 30, 2013.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of our financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with our acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. As of September 30, 2013, SIGA has recorded a $2.6 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, we appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. We obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million as collateral for the surety bond which is recorded in other assets as of September 30, 2013. The parties briefed the issues and argued before the Delaware Supreme Court, en banc, on January 10, 2013.

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

On June 26, 2013, the parties appeared before Vice Chancellor Parsons to discuss the remand, at which time PharmAthene declared its desire to supplement the record with further evidence. Following briefing and argument on August 15, 2013, the Chancery Court granted PharmAthene’s motion to supplement the record and also allowed the Company to submit responsive evidence. A hearing with respect to that evidence has been scheduled and a briefing schedule has also been fixed leading to oral argument on the issue of what if any remedy the Chancery Court should impose in light of the remand by the Supreme Court of Delaware.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 6, 2013	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)