Form 10-K
period 2013-12-31
SIGA TECHNOLOGIES INC
filed 2014-03-10
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2013 as reported on the Nasdaq Global Market was approximately $148,806,051.

As of February 14, 2014 the registrant had outstanding 53,262,322 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2014 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Item 1. Business

Item 1. Business

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under SIGA’s contract (the “BARDA Contract”) with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or its products adversely, (xii) the effect of federal, state or foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that our outstanding indebtedness may make it more difficult to obtain additional financing, (xiv) the risk that the U.S. government’s responses (including inaction) to the national and global economic situation may affect SIGA’s business adversely, (xv) the risk that our internal controls will not be effective in detecting or preventing a misstatement in our financial statements, (xvi) the risk that some amounts received and recorded as deferred revenue ultimately may not be recognized as revenue, (xvii) the risk that the recent remand to the Delaware Court of Chancery could result in a burdensome award of damages, which could materially and adversely affect the Company, (xviii) the risk that the remand may result in extended and expensive litigation, (xix) the risk that our litigation with PharmAthene may impede our efforts to continue to grow the Company, and (xx) the risk that we may not be able to establish our intended positions or otherwise not prevail in any further court proceedings. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

We are a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. Our lead product is Arestvyr, ™ (tecovirimat), also known as ST-246®, an orally administered antiviral drug that targets orthopoxviruses. While Arestvyr is not yet licensed as safe or effective by the U.S. Food & Drug Administration, it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project BioShield.

Lead Product - Arestvyr™

On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Arestvyr to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric formulations of the drug as well as use of Arestvyr for smallpox prophylaxis. As discussed in Item 3, “Legal Proceedings,” the amount of profits we will retain pursuant to the BARDA Contract may be adversely affected by the outcome of PharmAthene’s action against SIGA.

We believe that Arestvyr is among the first new small-molecule drugs delivered to the Strategic Stockpile under the Project BioShield Act of 2004 (“Project BioShield”). Arestvyr is an investigational product that is not currently approved by the U.S. Food and Drug Administration (“FDA”) as a treatment of smallpox or any other indication. Nevertheless, the FDA has designated Arestvyr for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval. Arestvyr is a novel, patented drug that is easy to store, transport and administer. There could be several uses for an effective smallpox antiviral drug: to reduce mortality and morbidity in those infected with the smallpox virus, to protect the non-immune who risk developing smallpox following virus exposure, and as an adjunct to the smallpox vaccine in order to reduce the frequency of serious adverse events due to the live virus used for vaccination.

Arestvyr’s regulatory path, and SIGA’s development activities related to Arestvyr, are materially guided by the results of an FDA Advisory Committee meeting that was convened in December 2011 (the “Advisory Committee”). The Advisory Committee was convened to consider proposals for using a surrogate orthopoxvirus model and to determine what elements of the “animal rule” constitute “enough” evidence for approval of a drug for the treatment of smallpox. The Advisory Committee’s recommendation confirmed that the monkeypox, rabbitpox and ectromelia models, especially in combination, could suitably provide appropriate evidence of efficacy for treatment of smallpox. Subsequent to the Advisory Committee, SIGA has had substantive meetings and communications with the FDA regarding the regulatory path of Arestvyr. Development activities for Arestvyr are based on the Advisory Committee’s recommendation, and take into account meetings and communications with the FDA.

The regulatory status of Arestvyr follows: Arestvyr has Orphan Drug designation for both the treatment and prevention of smallpox, and in late 2010, Arestvyr received Orphan Drug designation for the broader indication of treatment of orthopoxvirus infections (vaccinia, variola, monkeypox and cowpox). Also in 2010, a final study report was completed and provided to the FDA for a Phase II multiple dose clinical trial to evaluate the safety, tolerability and pharmacokinetics of Arestvyr when administered as a single, daily oral dose for fourteen days. A clinical study to test the palatability of Arestvyr on various food items was initiated in January 2014, the purpose of which is to support dosage for humans who may have difficulty swallowing capsules including children and the elderly. Protocols for an expanded clinical safety trial to support an New Drug Application (“NDA”) filing and a clinical mass balance (absorption, metabolism and excretion) study to inform on any potential drug to drug interactions are under development. Rabbitpox efficacy studies in rabbits, and supporting studies, are being conducted and planned. An Investigational New Drug (“IND”) application for an intravenous (IV) formulation of Arestvyr was filed with FDA in September 2012 and we received a safe to proceed letter from FDA in November 2012 along with a letter granting fast-track status. Formulation work has commenced on an oral suspension formulation of Arestvyr which would support dosing for pediatrics and the elderly.

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

Product Candidates

We are seeking partners for our Dengue Antiviral and Anti-Arenavirus drug candidates to support further development activity.

Dengue Antiviral: Dengue fever, an acute febrile disease characterized by a sudden onset of fever and an abnormally high internal body temperature, is caused by one of four serotypes of dengue virus of the genus Flavivirus. Dengue fever can be classified as classical dengue fever, severe dengue, which includes the life threatening dengue hemorrhagic fever syndrome, or dengue shock syndrome. Dengue virus may be transmitted via the bite of an infected Aedes aegypti mosquito, which is found in tropical and sub-tropical regions around the world.

Each year, regional epidemics of dengue fever cause significant morbidity and mortality. Regional epidemics also cause social disruption and substantial economic burden in affected areas, in terms of increased hospitalization rates and necessary mosquito control.  The World Health Organization estimates that forty percent of the world's population is at risk with an estimated 50-100 million people infected with the virus each year. There is currently no approved antiviral or vaccine for the treatment or prevention of dengue-mediated disease. We have identified a lead pre-clinical drug candidate with activity against all four serotypes of virus and which has shown efficacy in a murine model of disease.

Anti-Arenavirus: Arenaviruses are hemorrhagic fever viruses that have been classified as Category A agents by U.S. Centers for Disease Control and Prevention (“CDC”) due to the great risk that they pose to public health and national safety. The hemorrhagic fever arenaviruses (Lassa virus in Africa and Junin, Machupo, Guanarito and Sabia viruses in South America) have no available FDA-approved treatment. In order to combat this threat, our scientists have identified a lead pre-clinical drug candidate, which has demonstrated significant antiviral activity in cell culture assays against Lassa virus. Lassa fever is an acute viral illness prevalent in West Africa with an estimated 100,000 to 300,000 infections. We have demonstrated therapeutic efficacy of our lead candidate against Lassa fever in several animal challenge studies. We believe that the availability of hemorrhagic fever virus antiviral drugs would address national and global security needs by acting as a significant deterrent and defense against the use of arenaviruses as weapons of bioterrorism or biowarfare.

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

Project BioShield, which became law in 2004, authorizes the procurement of countermeasures for biological, chemical, radiological and nuclear attacks for the Strategic Stockpile, which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat and protect those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield initially provided appropriations of $5.6 billion to be expended over ten years. The initial $5.6 billion appropriation expired on September 30, 2013. In 2013, Congress reauthorized Project BioShield and in 2014, the Appropriations Act for Fiscal Year 2014 provided an annual appropriation of $670 million for activities related to countering biological and other threats to civilian populations, of which $255 million has been set aside for the procurement of countermeasures and $415 million has been set aside for advanced research and development and administrative expenses of BARDA.

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

Research Agreements

We obtain funding in the form of grants or contracts from various agencies of the U.S. government to support our research and development activities. Currently, in addition to the BARDA Contract, we have one contract and two grants with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $13.9 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contracts and grants contain customary terms and conditions and include the U.S. government’s right to terminate or restructure a grant for convenience at any time. We have entered into the following collaborative research arrangements and contracts:

     Smallpox antiviral drug development: In 2006, we were awarded a contract from NIH totaling approximately $21 million for the continued development of ST-246, now also known as Arestvyr. In 2008, we were awarded a $55.1 million contract from NIH to support the development of additional formulations and orthopox-related indications for ST-246. In 2008, the NIH increased an existing $16.5 million contract to $20.0 million. In August 2011, these contracts were restructured and transferred to BARDA so that $14.0 million was eligible to cover performance through February 2013. Subsequently, the period of performance for a portion of the remaining funds available under the contract was extended to February 2018. As of December 31, 2013, $7.0 million remains available to us under the restructured contract.

In September 2009, we received a three-year, $3.0 million Phase II grant from NIH to fund the continued development of ST-246 for the treatment of smallpox vaccine-related adverse events. This grant concluded in February 2013.

Dengue antiviral drug development: In May 2011, we received a 5-year grant of $6.5 million from NIH to continue funding for the development of antiviral drugs for dengue. As of December 31, 2013, there is $3.0 million available under this grant. As described in Item 7, “Management's Discussion and Analysis,” in connection with the Optimization Program, we have restricted our early-stage drug discovery efforts and thus do not expect directly to utilize material amounts of available funds under this grant.

Anti-arenavirus drug development: In August 2011, we received a 5-year grant of $7.7 million from NIH to continue funding for the development of antiviral drugs for Lassa fever virus. As of December 31, 2013, there is $3.9 million available under this grant. In connection with the Optimization Program, we have restricted our early-stage drug discovery efforts and thus do not expect directly to utilize material amounts of available funds under this grant.

We receive cash payments from NIH and BARDA on a monthly basis, as services are performed or goods are purchased. Our current contracts and grants, other than the BARDA Contract, do not include milestone payments. Amounts under contract and grant agreements are not guaranteed and can be canceled at any time for reasons such as non-performance or convenience of the U.S. government and, if canceled, we will not receive funds for additional work under the agreements.

For a discussion of research and development expenses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include most of the major pharmaceutical companies, each of which has financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors in the biodefense space include, but are not limited to, Bavarian Nordic AS, Chimerix Inc., and Emergent BioSolutions. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

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

Human Resources and Research Facilities

As of February 1, 2014, we had 34 full-time employees. None of our employees is covered by a collective bargaining agreement, and we consider our employee relations to be good. Our research and development facilities are located in Corvallis, Oregon, where we lease approximately 32,800 square feet under a lease agreement signed in January 2007, as amended in May 2011, and which expires in December 2017.

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

We are exclusive owner of 21 U.S. patents. We are also exclusive owner of 2 U.S. provisional patent applications, 16 U.S. utility patent applications, 3 international PCT patent applications and 92 foreign patent applications.

The following are our patent positions as of December 31, 2013:

PATENTS	Number Owned	Patent Expiration Dates*
	by SIGA
United States	21	2024 (1), 2026 (2), 2027 (5), 2028 (6), 2029 (4), 2030 (1) , 2032 (2)
Australia	4	2027(1), 2028(1), 2029(1), 2030(1)
Europe	12	2027(6), 2028(6)
Japan	4	2024(1), 2025(1), 2027(1), 2028(1)
South Africa	2	2027(1), 2028 (1)
African Regional Intellectual Property Organization (ARIPO)	2	2027(1), 2028 (1)
African Intellectual Property Organization (OAPI)	5	2027(1), 2028 (2), 2029 (1), 2030 (1)
All other jurisdictions	2	2024(1),2029(1)
* Patent Expiration Dates may be affected by patent term extensions and adjustments.

APPLICATIONS	Number Owned by SIGA
United States	16
United States provisional	2
PCT	3
Australia	7
Canada	9
Europe	11
Japan	5
Mexico	8
South Africa	4
ARIPO	3
OAPI	1
All Other Jurisdictions	44

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

FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that has been accumulated to that point and its assessment of the risk/benefit ratio to the patients involved in the testing. Estimates of the total time typically required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits a NDA to FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA, FDA will decide whether to approve the drug. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding. There can be no assurance that any approval will be granted on a timely basis, if at all.

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

FDA regulations also make available an alternative regulatory mechanism that may lead to use of the product under limited circumstances. The Emergency Use Authorization (“EUA”) authority allows the FDA Commissioner to strengthen the public health protections against biological, chemical, radiological and nuclear agents that may be used to attack the American people or the U.S. armed forces. Under this authority, the FDA Commissioner may allow medical countermeasures to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by such agents when appropriate findings are made concerning the nature of the emergency, the availability of adequate and approved alternatives, and the quality of available data concerning the drug candidate under consideration for emergency use. We have provided data to FDA to support an EUA for Arestvyr in the event of a smallpox attack. In November 2012, the CDC filed an IND application for use of Arestvyr in emergency situations until an EUA is in place. In December 2012, CDC received a “safe to proceed” letter from FDA for this IND. In August 2013, CDC filed a pre-EUA request for which FDA currently holds an open file.

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

 The following corporate governance related documents are also available on our website:

•	Audit Committee Charter;

•	Compensation Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Code of Ethics and Business Conduct;

•	Procedure for Sending Communications to the Board of Directors;

•	Procedures for Security Holder Submission of Nominating Recommendations;

•	Policy on Confidentiality of Information and Securities Trading; and

•	Conflict of Interest Policy.

To review these documents, access www.siga.com and click on “Investor Relations” and “Corporate Governance.”

Any of the above documents can also be obtained in print by any shareholder upon request to the Secretary, SIGA Technologies, Inc., 660 Madison Avenue, Suite 1700, New York, New York 10065.

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

Furthermore, substantially all of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively, were derived from contracts and grants other than the BARDA Contract. Our current revenue is primarily derived from contract work being performed for NIH under grants and one BARDA development contract scheduled to substantially conclude in February 2015. There can be no assurance that we will recognize the revenue from the BARDA Contract in the time periods we anticipate or at all, or that we will be able to secure future contracts or grants. Failure to recognize such revenue or secure such contracts or grants could have an adverse effect on our results of operations.

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

Our principal customer for Arestvyr at the present time is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense product that we successfully develop. Over its lifetime, a U.S. government program, such as Project BioShield, may be implemented through the award of many different individual grants, contracts and subcontracts. The funding of government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and stringent budgetary constraints. Our government customers are also subject to uncertainties as to continued funding of their budgets. Additionally, government-funded development grants and contracts typically consist of a base period of performance followed by successive option periods for performance of certain future activities. The value of the services provided during such option periods, which are exercisable in the sole discretion of the government may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

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

The U.S. government may choose to award future contracts and grants for the supply of smallpox antivirus and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts and grants, we may not be able to operate in the market for products that are provided under those contracts and grants for a number of years. If we are unable to obtain new contracts and grants over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure such contracts and grants, our growth strategy and our business, financial condition, and operating results could be materially adversely affected.

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

We have invested a substantial majority of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term cash-flows is particularly dependent on the success of our smallpox antiviral drug candidate Arestvyr. The commercial success of our drug candidates will depend on many factors, including:

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

Other countries have laws similar to the FCPA which may be applicable to our operations.

If we are unable to expand our internal sales and marketing capabilities or enter into agreements with third parties, we may be unable to generate cash flows from product sales to customers other than the U.S. government.

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

As of December 31, 2013, we exclusively own 21 U.S. patents, 2 U.S. provisional patent applications, 16 U.S. utility patent applications, 3 international PCT patent applications and 92 foreign patent applications. We included a summary of our patent position as of December 31, 2013 in Part I, Item 1 of this Annual Report on Form 10-K.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of our financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with our acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. As of December 31, 2013, SIGA has recorded a $2.6 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, we appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. We obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million as collateral for the surety bond which is recorded in other assets as of December 31, 2013. The parties briefed the issues and argued before the Delaware Supreme Court,en banc, on January 10, 2013.

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

On June 26, 2013, the parties appeared before Vice Chancellor Parsons to discuss the remand, at which time PharmAthene declared its desire to supplement the record with further evidence. Following briefing and argument on August 15, 2013, the Chancery Court granted PharmAthene’s motion to supplement the record and also allowed the Company to submit responsive evidence. On December 18-19, 2013, the Court held an evidentiary hearing with respect to that evidence. On January 15, 2014, after briefing on relevant issues, the parties appeared for oral argument regarding what if any remedy the Chancery Court should impose in light of the remand by the Supreme Court of Delaware.

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

We incurred net operating losses of approximately $23.5 million and $22.5 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, 2012 and 2011, our accumulated deficit was approximately $156.5 million, $139.4 million and $125.3 million, respectively. We expect to continue to have significant operating expenses and will need to generate significant revenues to achieve and maintain profitability.

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

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

We may in the future seek to acquire or invest in business, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisitions. We may not be able to find an identify desirable acquisition targets or be successful in entering into an agreement with any particulate target. Acquisitions could also result in dilutive issuances of equity securities or the issuance of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

We may need additional funding, which may not be available to us, and which may force us to delay, reduce or eliminate any of our product development programs or commercialization efforts.

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

We may require additional financing and we may not be able to raise additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Debt financing arrangements, if available, may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our shareholders.

Outstanding indebtedness may make it more difficult to obtain additional financing or reduce our flexibility to act in our best interests.

In December 2012, the Company entered into a loan agreement with a lender to provide the Company a term loan of $5.0 million with a fixed interest rate of 9.85% per annum and a revolving line of credit of $7.0 million with a variable interest rate. As of December 31, 2013, $4 million of the term loan was outstanding. We are obligated to repay our outstanding balance by December 1, 2015. We also are obligated to make monthly interest payments on the outstanding principal amount in addition to monthly principal payments. We may issue additional debt or incur other types of indebtedness in the future, subject to compliance with the terms of our current loan agreement. The level of our indebtedness could affect us by: making it more difficult to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes; shortening the duration of available revolving credit because lenders may seek to avoid conflicting maturity dates; constraining our ability to react quickly in an unfavorable economic climate or to changes in our business or the pharmaceutical industry; or potentially requiring the dedication of substantial amounts to service the repayment of outstanding debt, including periodic interest payments, thereby reducing the amount of cash available for other purposes. In addition, our loan agreement contains customary covenants which could impact our ability to obtain additional financing and restrict our flexibility in carrying out our business strategy.

The term loan and revolving facility under our loan agreement are secured by a first priority lien on all of our existing and after acquired property, other than certain excluded assets, among which are: (i) the final drug product under the brand names Arestvyr or ST-246, (ii) the final drug product whose active ingredient has the United States Adopted Name (“USAN”) designation tecovirimat, (iii) any final drug product chemically derived from the active ingredient that has the USAN designation tecovirimat, (iv) any other orthopox related small molecule therapeutic product derived from the same family of tricyclononenes from which

Arestvyr was derived, and (v) intellectual property related to the foregoing items (i) through (iv). If we default on our obligations under our loan agreement, our lender could foreclose on our assets (other than the excluded assets).

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

The volatile price of our stock makes it difficult for investors to predict the value of their investments, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical or animal test results relating to products under development by our competitors or us;

•	initiating, completing or analyzing, or a delay or failure in initiating, completing or analyzing, pre-clinical or clinical trials or animal trials or the design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents and rights to Arestvyr or a portion of the net profits associated therewith as asserted by PharmAthene;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenues and other results of operations;

•	changes in financial estimates by securities analysts; and

•	publicity or activity involving possible future acquisitions, strategic investments, partnerships or alliances.

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

Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. As of the most recent available information, directors, officers and principal stockholders beneficially owned approximately 43% of our outstanding stock.

In the first quarter of 2013, we identified a material weakness, which has been subsequently remediated, in our internal control over financial reporting that resulted in the restatement of our consolidated financial statements included in our 2012 Annual Report on Form 10-K/A.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. During the first quarter of 2013, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and identified a material weakness related to the failure to ensure timely application of anti-dilution provisions contained in certain outstanding warrant arrangements. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2012.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The effectiveness of any controls or procedures is subject to certain limitations, and as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. We also cannot assure you that other material weaknesses will not arise or that circumvention of those controls and procedures will not occur. Additionally, even improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with generally accepted accounting principles. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to report properly on our business and the results of our operations, and the market price of our securities could be materially adversely affected.

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

Potential future growth could place a significant strain on our management and operations. Our ability to manage any future growth will depend upon our ability to broaden our management team and our ability to attract, hire and retain skilled employees. Our success will also depend on the ability of our officers and key employees to continue to implement and improve our operational and other systems and to hire, train and manage our employees.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2013, we had federal net operating loss carryforwards, or NOLs, of $23.5 million to offset future taxable income. In 2012 and 2011, previously available NOLs of approximately $1.2 million and $0.9 million, respectively, expired. The remaining NOLs expire in various years between 2018 and 2032, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. For example, as a result of a previous change in stock ownership, the annual utilization of the net operating carryforwards generated in tax years prior to 2004 may be subject to limitation.

In addition, the outcome of PharmAthene’s action against SIGA, may limit our future profitability and therefore our ability to generate future taxable income that we can use our carryforwards to offset.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York City, and our research and development facilities are located in Corvallis, Oregon. In January 2013, we entered into a sublease with an affiliate to sublet expanded office space in a New York City location to serve as new corporate headquarters. The sublease commenced in April 2013 and expires in 2020.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of our financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with our acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. As of December 31, 2013, SIGA has recorded a $2.6 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, we appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. We obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million as collateral for the surety bond which is recorded in other assets as of December 31, 2013. The parties briefed the issues and argued before the Delaware Supreme Court,en banc, on January 10, 2013.

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

On June 26, 2013, the parties appeared before Vice Chancellor Parsons to discuss the remand, at which time PharmAthene declared its desire to supplement the record with further evidence. Following briefing and argument on August 15, 2013, the Chancery Court granted PharmAthene’s motion to supplement the record and also allowed the Company to submit responsive evidence. On December 18-19, 2013, the Court held an evidentiary hearing with respect to that evidence. On January 15, 2014, after briefing on relevant issues, the parties appeared for oral argument regarding what if any remedy the Chancery Court should impose in light of the remand by the Supreme Court of Delaware.

No assurances can be given as to the Chancery Court’s determinations on remand.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades under the symbol “SIGA.” Our common stock has been traded on the Nasdaq Global Market since September 3, 2009 and, prior to such date, had been traded on the Nasdaq Capital Market since September 9, 1997. Prior to that time there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported on the Nasdaq Global Market:

2013	High	Low
First Quarter	$4.60	$2.71
Second Quarter	4.00	2.72
Third Quarter	4.00	2.82
Fourth Quarter	4.15	2.90

2012	High	Low
First Quarter	$3.89	$2.51
Second Quarter	3.59	2.20
Third Quarter	3.57	2.72
Fourth Quarter	3.38	2.33

As of February 14, 2014, the closing sale price of our common stock was $3.36 per share. There were 39 holders of record as of February 14, 2014. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We are not under any restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2013, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2008 in each of (i) our common stock; (ii) the Nasdaq National Market-US; and (iii) the Nasdaq Pharmaceutical Index.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$-
Dollars
2008
2009
2010
2011
2012
2013
As of The Year Ended
SIGA Technologies, Inc.
NASDAQ Composite Index
NASDAQ Biotech Composite Index

	December 31,
	2008	2009	2010	2011	2012	2013
SIGA Technologies, Inc.	$100	$177	$428	$77	$80	$100
NASDAQ Composite Index	$100	$144	$168	$165	$191	$265
NASDAQ Biotech Composite Index	$100	$116	$133	$149	$196	$325

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The selected financial data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial information included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from applicable audited consolidated financial statements not included in this annual report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Revenues	$5,519	$8,971	$12,726	$19,216	$13,812
Selling, general and administrative	13,245	11,410	23,932	8,131	7,533
Research and development	13,857	18,213	18,367	22,659	17,423
Patent preparation fees	1,421	1,883	1,808	1,149	734
Restructuring charges	513	—	—	—	—
Loss from operations	(23,516)	(22,536)	(31,381)	(12,722)	(11,878)
Decrease (increase) in fair value of common stock warrants	(74)	805	24,436	(38,110)	(17,476)
Interest expense	(1,207)	(173)	—	—	—
Other income, net	1	1	13	659	1
Loss before income taxes	(24,796)	(21,904)	(6,932)	(50,173)	(29,354)
Benefit from (provision for) income taxes	7,618	7,844	36,032	(175)	—
Net income (loss)	$(17,177)	$(14,060)	29,100	$(50,348)	$(29,354)
Basic earnings (loss) per share	$(0.33)	$(0.27)	$0.57	$(1.12)	$(0.78)
Diluted earnings (loss) per share	$(0.33)	$(0.27)	$0.09	$(1.12)	$(0.78)
Weighted average shares outstanding: basic	52,368,842	51,639,622	50,929,491	45,151,774	37,463,255
Weighted average shares outstanding: diluted	52,368,842	51,639,622	54,061,650	45,151,774	37,463,255
Cash and cash equivalents and short-term investments	$91,310	$32,017	$49,257	$21,331	$19,496
Total assets	$193,824	$105,836	$90,380	$27,032	$25,915
Long-term obligations	$2,438	$4,779	$1,560	$27,188	$20,376
Stockholders’ equity	$16,975	$28,243	$40,771	$(12,913)	$(3,489)
Net cash provided by (used in) operating activities	$58,437	$(20,223)	$25,574	$(10,825)	$(8,471)

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

Overview

We are a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. Our lead product is Arestvyr™ (tecovirimat), also known as ST-246, an orally administered antiviral drug that targets orthopoxviruses. While Arestvyr is not yet licensed as safe or effective by the U.S. Food & Drug Administration, it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project Bioshield.

In the fourth quarter of 2013, the Company began an optimization program to increase efficiencies within its operations (the “Optimization Program”). This program, which includes a reduction in employee headcount, is intended to align the Company's resources, staff and efforts with the most promising growth opportunities. With the implementation of the Optimization Program, the Company is targeting a $6 million reduction in annual operating expenses through a combination of headcount reduction, operation efficiencies and restricting internal efforts on early stage drug discovery programs.

Lead Product - Arestvyr

On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Arestvyr to the Strategic Stockpile. The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric formulations of the drug as well as use Arestvyr for smallpox prophylaxis. As discussed in Item 3, “Legal Proceedings,” the amount of profits we will retain pursuant to the BARDA Contract may be adversely affected by the outcome of PharmAthene’s action against SIGA.

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

The BARDA Contract is a multiple deliverable arrangement comprising delivery of courses and covered research and development activities. The BARDA Contract provides certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until our obligations related to potential replacement of delivered courses are satisfied. Accordingly we have deferred revenue for all amounts received to date under the BARDA Contract except for revenue recognized for amounts received with respect to BARDA’s obligation to reimburse the cost of covered research and development services.

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

Stock-based compensation expense for 2013, 2012 and 2011 was $2.3 million, $1.8 million and $12.5 million, respectively. The fair value of share-based awards is determined on the grant date; for options awards, fair value is generally estimated using the Black-Scholes model and for stock appreciation rights, fair value is estimated using a Monte Carlo method. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite periods in our consolidated statement of operations. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which stock awards will be outstanding before they are exercised, the expected volatility of our stock, and the number of stock-based awards that are expected to be forfeited. It is reasonably likely that future assumptions may change, in which case the fair value of future option awards may exceed or fall short of historical calculated fair values. In addition, for stock options with performance conditions, on a quarterly basis we estimate the most probable outcome of the performance conditions in order to determine the amount of compensation costs to be recorded over the remaining vesting period.

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

The carrying value of cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Liability classified common stock warrants and outstanding debt are classified as Level 2 instruments and are recorded at their fair market value as of each reporting period. The determination of fair market value is subject to management's judgments.

For the years ended December 31, 2013 and 2012, we did not hold any Level 3 securities.

Goodwill
The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the fair value of the assets acquired and liabilities assumed involves certain judgments and estimates.

At December 31, 2013 and 2012, our goodwill was $898,000. We evaluate goodwill for impairment at least annually or as circumstances warrant. Goodwill is tested for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment review process compares the fair value of the reporting unit in which goodwill resides to its carrying value. In 2013, we operated as one business and one reporting unit. Therefore, the goodwill impairment analysis was performed on the basis of the Company as a whole using our market capitalization as an estimate of our fair value. In the past, our market capitalization has been significantly in excess of our carrying value. It is possible that our future market capitalization may fall short of our current market capitalization, in which case a potential impairment could result.

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

Our assessment that our deferred tax assets will be realized is based on estimates of future taxable income arising from the BARDA Contract. If the current estimates of future taxable income are reduced or not realized, for example, based on the outcome of PharmAthene’s action against SIGA described in Item 3, “Legal Proceedings,” our assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in our financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur and can have a significant favorable or unfavorable impact on our operating results from period to period.

Contingencies
We are currently involved in certain legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Accruals are based on our best estimates based on available information. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability, if any, related to these matters and may revise these estimates, which could result in a material adjustment to our operating results.

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

Results of Operations

Years ended December 31, 2013, 2012, and 2011

Revenues from research and development contracts and grants for the years ended December 31, 2013 and 2012, were $5.5 million and $9.0 million, respectively. The decrease of $3.5 million, or 39%, includes the impact of a $3.0 million decrease in revenues from our federal contracts supporting the development of Arestvyr and a $455,000 decrease in grant revenues related to Lassa fever.

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

Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2013 and 2012 were $13.2 million and $11.4 million, respectively, reflecting an increase of approximately $1.8 million or 16%. The increase primarily relates to a $920,000 increase in employee compensation, which is related to an increase in corporate headcount and an increase in non-cash stock compensation expense, and an increase of $413,000 in facilities expenses.

SG&A for the years ended December 31, 2012 and 2011 were $11.4 million and $23.9 million, respectively, reflecting a decrease of approximately $12.5 million or 52%. The decrease in SG&A expenses primarily relates to a decrease in non-cash stock-based compensation of approximately $10.7 million and a $1.6 million non-recurring loss contingency expense recorded in 2011 in connection with the PharmAthene litigation.

Research and development (“R&D”) expenses were $13.9 million for the year ended December 31, 2013, a decrease of approximately $4.4 million or 24% from the $18.2 million incurred during the year ended December 31, 2012. $2.4 million of the decrease relates to lower direct vendor-related expenses supporting the development of Arestvyr, dengue antivirals, broad-spectrum antivirals and high-throughput screening. An additional $1.2 million of the decrease is attributable to $775,000 reduction in employee compensation and a $468,000 inventory write-off in 2012.

     R&D expenses were $18.2 million for the year ended December 31, 2012, approximately matching the $18.4 million incurred during the year ended December 31, 2011. Decreases in direct vendor-related expenses supporting the development of Arestvyr, dengue antivirals and broad-spectrum antivirals were offset by increases in expenses related to various operation initiatives, employee compensation and vendor-related costs supporting the development of Lassa fever antivirals.

Restructuring expenses for the year ended December 31, 2013 were $513,000. In the fourth quarter of 2013, the Company began the Optimization Program to increase efficiencies within its operations. The program, which included a reduction in employee headcount, is intended to align the Company's resources, staff and efforts with the most promising growth opportunities. With the implementation of the Optimization Program, the Company is targeting a $6 million reduction in annual operating expenses, of which a substantial portion of the reduction has been implemented at December 31, 2013. The following table summarizes the activity for the restructuring:

	Accrued as of January 1, 2013	Charges	Payments	Non-Cash Items	Accrued as of December 31, 2013
Severance Charges	$—	$325,000	$(207,000)	$—	$118,000
Asset Impairments	—	188,000	—	(188,000)	—
	$—	$513,000	$(207,000)	$(188,000)	$118,000

During the years ended December 31, 2013, 2012, and 2011, we incurred direct costs of $4.0 million, $7.4 million and $7.2 million, respectively, on the development of Arestvyr. During the year ended December 31, 2013, we spent $597,000 on internal human resources dedicated to the drug’s development and $3.4 million mainly on manufacturing and clinical testing. During the year ended December 31, 2012, we spent $1.3 million on internal human resources dedicated to the drug’s development and $6.0 million mainly on manufacturing and clinical testing. During the year ended December 31, 2011, we spent $1.4 million on internal human resources dedicated to the drug’s development and $5.8 million mainly on packaging and manufacturing. From inception of the ST-246 development program to-date, we invested a total of $56.7 million in the program, of which $10.2 million supported internal human resources, and $46.4 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

During the years ended December 31, 2013, 2012, and 2011, we incurred direct costs of $1.8 million, $2.2 million and $1.7 million, respectively, to support the development of drug candidates for dengue fever, Lassa fever virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers. During the year ended December 31, 2013, we spent $1.0 million on internal human resources and $738,000 was spent mainly on the optimization and chemistry of lead antiviral compounds. During the year ended December 31, 2012, $1.2 million was spent on internal human resources and $1.0 million was spent mainly on the optimization and chemistry of lead antiviral compounds. During the year ended December 31, 2011, we spent $1.7 million for dengue fever, Lassa virus and other drug candidates for certain arenavirus pathogens and hemorrhagic fevers, of which $766,000 was mainly for internal human resources and $916,000 for medicinal chemistry and pre-clinical testing of our drug candidates. From inception of these programs to date, we spent a total of $14.2 million related to the programs, of which $5.5 million, $8.5 million and $299,000 were expended on internal human resources, pre-clinical work and equipment, respectively. These resources reflect research and development expenses directly related to the programs. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

Patent preparation expenses for the years ended December 31, 2013, 2012 and 2011 were $1.4 million, $1.9 million and $1.8 million, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Changes in the fair value of liability classified warrants to acquire common stock are recorded as gains or losses. For the years ended December 31, 2013, 2012, and 2011, we recorded a loss of $74,000, a gain of $805,000 and a gain of $24.4 million, respectively. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities.

Interest expense for the year ended December 31, 2013 was $1.2 million consisting of interest on outstanding debt and certain vendor payable arrangements. Interest expense for the year ended December 31, 2012 was $173,000, reflecting certain vendor payable arrangements.

Other income for the years ended December 31, 2013, 2012, and 2011, was $1,500, $500 and $13,000, respectively. Other income mainly consists of interest income on our cash and cash equivalents.

For the year ended December 31, 2013, we incurred net losses of $24.8 million for tax purposes and a corresponding tax benefit of $7.6 million. The effective tax rate at December 31, 2013 was 30.7%. Our effective tax rate was impacted by recurring items such as state and local taxes, non-deductible expenses and changes in tax laws.

For the year ended December 31, 2012, we incurred net losses for tax purposes and consequently, recognized an income tax benefit of $7.8 million. For the year ended December 31, 2011, the benefit from income taxes of $36.0 million mainly reflected a partial reduction of our valuation allowance as a significant portion of our deferred tax assets became realizable on a more likely than not basis primarily as a result of the execution of the BARDA Contract and forecasts of pre-tax earnings. Prior to June 30, 2011, we provided a tax valuation allowance on our United States federal and state deferred tax assets based on our evaluation that such assets were not “more likely than not” to be realized.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about our future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income are reduced or not realized, for example, based on the outcome in the PharmAthene litigation described in Item 3, “Legal Proceedings,” the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

In 2012 and 2011, previously available NOLs of approximately $1.2 and $0.9 million, respectively, expired.The remaining NOLs expire in various years between 2018 and 2032, if not utilized.

Liquidity and Capital Resources

On December 31, 2013, we had $91.3 million in cash and cash equivalents compared with $32.0 million at December 31, 2012.

During the year ended December 31, 2013, the Company received approximately $109.7 million from BARDA under the BARDA Contract of which approximately $96.1 million was for the aggregate delivery of approximately 725,000 courses of Arestvyr™ (tecovirimat) to the Strategic Stockpile, approximately $5.4 million was for reimbursement of expenses related to research and development expenses and supportive activities, and $8.2 million was for a milestone payment for successfully completing the milestone requirements for the Final Drug Product Commercial Validation batches and report. In addition to the 725,000 courses of Arestvyr delivered to the Strategic Stockpile for which we received payment, 195,000 courses were delivered at no cost to BARDA in accordance with the BARDA Contract.

In the fourth quarter of 2013, the Company initiated the Optimization Program which included a reduction in employee headcount. With the implementation of the Optimization Program, the Company is targeting a $6 million reduction in annual operating expenses, of which a substantial portion of the reduction has been implemented as of December 31, 2013.

During the year ended December 31, 2012, we received a $12.3 million milestone payment upon receiving FDA concurrence with respect to the product labeling strategy under the BARDA Contract and net proceeds of $4.9 million from the issuance of debt after deducting the discount and issue costs. In December 2012, we entered into a loan agreement with a lender to provide the Company a term loan of $5.0 million with a fixed interest rate of 9.85% per annum and a revolving line of credit of $7.0 million with a variable interest rate. Borrowings under the revolving line of credit are based on eligible outstanding accounts receivable and will bear interest at a rate per annum equal to 5.25% plus the higher of: (a) 1.50%, and (b) three-month LIBOR divided by a defined factor. The term of the loan is three years. As of December 31, 2013, $4 million of the term loan was outstanding and no amounts were available to borrow against the revolving line of credit as there were no eligible accounts receivable.

Operating activities
Net cash provided by operations for the year ended December 31, 2013 was $58.4 million; net cash used in operations for the year ended December 31, 2012 was $20.2 million and net cash provided by operations during the year ended December 31, 2011 was $25.6 million. In 2013, the Company received approximately $109.7 million from BARDA, partially offset by $27.0 million of cash payments to CMOs for the manufacture, development and other supportive activities for Arestvyr.

In 2012, the Company used $17.6 million of cash for the manufacture of Arestvyr and $1.4 million of cash for development and supportive activities for Arestvyr. These cash uses relate to the performance of the BARDA contract. Partially offsetting the above-mentioned items was the receipt in 2012 of a $12.3 million milestone payment on the BARDA contract relating to FDA concurrence with respect to SIGA’s labeling strategy for Arestvyr.

On December 31, 2013 and 2012, our accounts receivable balance was $1.0 million and $4.7 million, respectively. Our account receivable balances primarily reflect work performed during December 2013 and 2012 in connection with Arestvyr, dengue fever antiviral and Lassa fever antiviral development contracts; the decrease is primarily attributed to lower grant activity in 2013. Our accounts payable, accrued expenses and other current liabilities balance were $9.9 million and $14.5 million on December 31, 2013 and 2012, respectively. The decrease is mainly due to the timing of payments to contract manufacturing organizations for inventory processed under the BARDA Contract.

Investing activities
Capital expenditures during the years ended December 31, 2013, 2012, and 2011 were approximately $857,300, $588,200 and $237,000, respectively, reflecting purchases of fixed assets in the ordinary course of business.

For the year ended December 31, 2012, we posted $1.3 million of collateral for a surety bond related to the PharmAthene litigation For the year ended December 31, 2011, we had net proceeds of $15 million from maturities of U.S. Treasury bills.

Financing activities
Cash provided by financing activities was $1.7 million, $4.9 million and $2.6 million, during the years ended December 31, 2013, 2012, and 2011, respectively. During the year ended December 31, 2013, we received $2.9 million from exercises of options and warrants to purchase common stock which was offset by a $1.0 million repayment of the term loan in accordance with the loan repayment schedule.

During the year ended December 31, 2012, we received proceeds of $10,000 from exercises of options and warrants to purchase common stock. The amount of proceeds was offset by the repurchase of common stock to meet minimum statutory tax withholding requirements. During the year ended December 31, 2011, we received proceeds of $3.9 million from exercises of options and warrants to purchase common stock.

Other
We have incurred cumulative net losses and expect to incur additional expenses to perform further research and development activities. As of December 31, 2013, we have delivered an aggregate of approximately 920,000 courses of Arestvyr to the Strategic Stockpile, of which 195,000 courses were delivered at no cost to BARDA in accordance with the BARDA Contract. Upon meeting a key requirement of the BARDA Contract in the third quarter of 2013, we received payment of approximately $96.1 million for the courses of product delivered to date. We believe that the funds received from the BARDA Contract (refer to Note 2 to the Consolidated Financial Statements) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months. As discussed in Part II, Item 1, “Legal Proceedings,” our ability to support our operations may be adversely affected by the outcome in the litigation with PharmAthene. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Contractual Obligations, Commercial Commitments and Purchase Obligations

Future contractual obligations and commercial commitments as of December 31, 2013 are expected to be as follows:

		Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Long term debt obligations (1)	$4,415,889	$2,307,813	$2,108,076	$—	$—
Operating lease obligations (2)	8,532,168	1,602,840	3,264,684	2,396,204	1,268,440
Purchase obligations	10,748,541	10,406,715	208,676	107,500	25,650
Total contractual obligations	$23,696,598	$14,317,368	$5,581,436	$2,503,704	$1,294,090

(1)
Consists of $4 million of outstanding debt under our term loan with a fixed interest rate of 9.85%. The amounts in the table above assume the payment of interest on our term loan through its maturity date and the payment amount of the notes in accordance with the loan agreement. Interest is payable monthly.

(2)
Includes facilities and office space under two operating leases expiring in 2017 and 2020, respectively. These obligations assume non-termination of agreements and represent expected payments, which are subject to change.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income/loss, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 10, 2014

SIGA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$91,309,754	$32,017,490
Accounts receivable	982,023	970,288
Inventory	20,515,349	17,641,922
Prepaid expenses and other current assets	750,808	801,149
Deferred tax assets	10,383,908	33,515,327
Total current assets	123,941,842	84,946,176

Property, plant and equipment, net	1,382,073	987,869
Receivables from long-term contract	—	3,771,219
Deferred costs	22,583,202	2,841,534
Goodwill	898,334	898,334
Other assets	2,078,159	2,181,720
Deferred tax assets, net	42,940,624	10,209,278
Total assets	$193,824,234	$105,836,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,064,380	$10,189,917
Accrued expenses and other current liabilities	4,842,393	4,283,849
Current common stock warrants	313,425	333,793
Current portion of long term debt	1,968,826	954,738
Total current liabilities	12,189,024	15,762,297

Deferred revenue	162,222,189	57,052,020
Common stock warrants	—	657,246
Long term debt	1,989,948	3,955,262
Other liabilities	447,605	166,303
Total liabilities	176,848,766	77,593,128
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 53,108,844 and 51,642,520 issued and outstanding at December 31, 2013, and December 31, 2012, respectively)	5,310	5,164
Additional paid-in capital	173,498,028	167,588,375
Accumulated deficit	(156,527,870)	(139,350,537)
Total stockholders’ equity	16,975,468	28,243,002
Total liabilities and stockholders’ equity	$193,824,234	$105,836,130

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Revenues
Research and development	$5,519,300	$8,970,835	$12,725,792

Operating expenses
Selling, general and administrative	13,244,819	11,410,131	23,931,713
Research and development	13,856,500	18,213,036	18,367,348
Patent preparation fees	1,421,218	1,883,405	1,808,168
Restructuring charges	512,944	—	—
Total operating expenses	29,035,481	31,506,572	44,107,229
Operating loss	(23,516,181)	(22,535,737)	(31,381,437)
Decrease (increase) in fair value of common stock warrants	(73,756)	804,516	24,436,309
Interest expense	(1,207,332)	(172,993)	—
Other income, net	1,497	522	13,061
Loss before income taxes	(24,795,772)	(21,903,692)	(6,932,067)
Benefit from (provision for) income taxes	7,618,439	7,844,153	36,031,646
Net income (loss)	$(17,177,333)	$(14,059,539)	$29,099,579
Basic earnings (loss) per share	$(0.33)	$(0.27)	$0.57
Diluted earnings (loss) per share	$(0.33)	$(0.27)	$0.09
Weighted average shares outstanding: basic	52,368,842	51,639,622	50,929,491
Weighted average shares outstanding: diluted	52,368,842	51,639,622	54,061,650

Net income (loss)	$(17,177,333)	$(14,059,539)	$29,099,579
Change in net unrealized gain (loss) on short-term investments	—	—	(4,067)
Comprehensive income (loss)	$(17,177,333)	$(14,059,539)	$29,095,512

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

					Accumulated
			Additional		Other	Total
	Common Stock		Paid - In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2010	49,019,443	$4,902	$141,468,691	$(154,390,577)	$4,067	$(12,912,917)
Net income				29,099,579		29,099,579
Change in net unrealized gain (loss) on short-term investments					(4,067)	(4,067)
Issuance of common stock upon exercise of stock options and warrants	2,123,454	213	3,946,024			3,946,237
Stock-based compensation	700,000	70	12,463,702			12,463,772
Tax obligation from stock-based compensation	(205,545)	(21)	(1,353,635)			(1,353,656)
Fair value of exercised common stock warrants			9,531,911			9,531,911
Balances, December 31, 2011	51,637,352	5,164	166,056,693	(125,290,998)	—	40,770,859
Net income				(14,059,539)		(14,059,539)
Issuance of common stock upon exercise of stock options and warrants	5,168		(247,833)			(247,833)
Stock-based compensation			1,779,515			1,779,515
Balances, December 31, 2012	51,642,520	5,164	167,588,375	(139,350,537)	—	28,243,002
Net loss				(17,177,333)		(17,177,333)
Issuance of common stock upon exercise of stock options and warrants	1,508,148	150	2,868,237			2,868,387
Stock-based compensation			2,172,597			2,172,597
Tax obligation from stock-based compensation	(41,824)	(4)	(178,948)			(178,952)
Warrants issued in exchange for services recorded as other assets			272,729			272,729
Fair value of exercised common stock warrants			751,370			751,370
Excess tax benefit from stock-based compensation			23,668			23,668
Balances, December 31, 2013	53,108,844	$5,310	$173,498,028	$(156,527,870)	$—	$16,975,468

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(17,177,333)	$(14,059,539)	$29,099,579
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	463,137	419,358	568,288
Increase (decrease) in fair value of warrants	73,756	(804,516)	(24,436,309)
Stock-based compensation	2,263,506	1,779,515	12,463,772
Non-cash interest expense	48,774	—	—
Changes in assets and liabilities:
Accounts receivable	3,759,484	(2,104,404)	365,041
Inventory	(2,873,427)	(17,641,922)	—
Deferred costs	(19,741,668)	(2,591,462)	(250,072)
Prepaid expenses and other current assets	188,101	(444,251)	12,119
Other assets	147,621	(548,419)	(4,697)
Deferred income taxes, net	(9,599,927)	(7,847,802)	(36,051,978)
Accounts payable, accrued expenses and other current liabilities	(4,566,993)	7,550,989	2,659,597
Deferred revenue	105,170,169	16,050,910	41,001,110
Other liabilities	281,302	18,717	147,586
Net cash provided by (used in) operating activities	58,436,502	(20,222,826)	25,574,036
Cash flows from investing activities:
Capital expenditures	(857,341)	(588,235)	(237,023)
Collateral for surety bond	—	(1,347,956)	—
Proceeds from maturity of short term investments	—	—	40,000,000
Purchases of short term investments	—	—	(25,004,717)
Net cash provided by (used in) investing activities	(857,341)	(1,936,191)	14,758,260
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	2,868,387	9,577	3,946,237
Payment of common stock tendered for employee tax obligations	(178,952)	—	(1,353,656)
Proceeds from the issuance of long-term debt	7,000,000	4,910,000	—
Repayment of long-term debt	(8,000,000)	—	—
Excess tax benefit from stock-based compensation	23,668	—	—
Net cash provided by financing activities	1,713,103	4,919,577	2,592,581
Net increase (decrease) in cash and cash equivalents	59,292,264	(17,239,440)	42,924,877
Cash and cash equivalents at beginning of period	32,017,490	49,256,930	6,332,053
Cash and cash equivalents at end of period	$91,309,754	$32,017,490	$49,256,930

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$751,370	$—	$9,531,911

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business
SIGA Technologies, Inc. (“SIGA” or the “Company”) is a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. The Company's lead product is Arestvyr ™ (tecovirimat), also known as ST-246®, an orally administered antiviral drug that targets orthopoxviruses. While Arestvyr is not yet licensed as safe or effective by the U.S. Food & Drug Administration, it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project Bioshield.

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

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2013 and 2012, 100% of accounts receivables represented receivables from National Institutes of Health (“NIH”) and Biomedical Advanced Research and Development Authority (“BARDA”). An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2013 and 2012, the Company had no allowance for doubtful accounts.

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

Direct costs incurred by the Company and associated with the deferral of revenue for a unit of accounting will also be deferred and will be recognized as expenses over the same period that the related deferred revenue is recognized as revenue.

Subject to the above, payments for development activities are recognized as revenue as earned, over the period of effort. Funding for the acquisition of capital assets under cost-plus-fee contracts or grants is evaluated for appropriate recognition as a reduction to the cost of the asset, a financing arrangement, or revenue based on the specific terms of the related grant or contract.

For the years ended December 31, 2013, 2012, and 2011, revenues from NIH and BARDA were 100%, 100% and 96%, respectively, of total revenues recognized by the Company.

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

The following is a reconciliation of the basic and diluted net income (loss) per share computation:

	Year Ended December 31,
	2013	2012	2011
Net (loss) income for basic EPS	$(17,177,333)	$(14,059,539)	$29,099,579
Change in fair value of warrants	—	—	24,436,309
Net loss (income) for diluted EPS	$(17,177,333)	$(14,059,539)	$4,663,270
Weighted-average shares: basic	52,368,842	51,639,622	50,929,491
Effect of potential common shares	—	—	3,132,159
Weighted-average shares: diluted	52,368,842	51,639,622	54,061,650
Earnings (loss) per share: basic	$(0.33)	$(0.27)	$0.57
Earnings (loss) per share: diluted	$(0.33)	$(0.27)	$0.09
Anti-dilutive employee share-based awards, excluded	—	—	504,668

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

The Company incurred losses for the years ended December 31, 2013 and 2012 whereas for the year ended December 31, 2011, the Company had net income. For all periods presented, certain equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Year Ended December 31,
	2013	2012	2011
Stock Options	2,725,632	2,865,861	504,668
Stock-Settled Stock Appreciation Rights	439,056	421,020	—
Restricted Stock Units	981,645	351,011	—
Warrants	1,802,820	2,263,538	—

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At December 31, 2013 and 2012, the fair value of such warrants was as follows:

	2013	2012
Common stock warrants, current	$313,425	$333,793
Common stock warrants, non-current	—	657,246
	$313,425	$991,039

As of December 31, 2013 and 2012, the Company had $4.0 million and $5.0 million outstanding, respectively, from a loan entered into on December 31, 2012 (refer to Note 6 for details). The fair value of the loan, which is measured using Level 2 inputs, approximates book value at December 31, 2013 and 2012.

For the years ended December 31, 2013 and 2012, SIGA did not hold any Level 3 securities.

Legal Contingencies
The Company is subject to certain contingencies arising in the ordinary course of business. The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. We record anticipated recoveries under existing insurance contracts when recovery is assured.

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

3. Procurement Contract and Research Agreements

Procurement Contract

On May 13, 2011, the Company signed a contract with BARDA (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Arestvyr to the Strategic Stockpile. The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use Arestvyr for smallpox prophylaxis. As described in Note 14, the amount of profits SIGA will retain pursuant to the BARDA Contract may be adversely affected by the outcome of PharmAthene’s action against SIGA.

In the fourth quarter of 2011, SIGA received approximately $41.0 million in advance payments under the BARDA Contract. In the fourth quarter of 2012, SIGA received FDA concurrence with respect to its product labeling strategy in accordance with the BARDA Contract and received the related milestone payment of approximately $12.3 million. In May 2013, after BARDA notified SIGA that the Company had successfully completed the milestone requirements for the Final Drug Product Commercial Validation batches, the Company received a milestone payment of approximately $8.2 million. In 2013, in addition to the $8.2 million milestone payment, the Company received approximately $101.5 million from BARDA, of which approximately $96.1 million was for the delivery of 725,000 courses of Arestvyr and approximately $5.4 million was for reimbursement related to research and development services and supportive activities.

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

The Company has recognized revenue for reimbursement of certain BARDA Contract research and development services. Cash inflows related to delivery of courses will continue to be recorded as deferred revenue. In addition, direct costs incurred by the Company to fulfill the delivery of courses under the BARDA Contract are being deferred and will be recognized as expenses over the same period that the related deferred revenue is recognized as revenue.

As of December 31, 2013 and 2012, deferred direct costs under the BARDA Contract of approximately $22.6 million and $2.8 million, respectively, are included in deferred costs on the consolidated balance sheets. As of December 31, 2013, the Company recorded $162.2 million of deferred revenue for the delivery of approximately 725,000 courses of Arestvyr to the Strategic Stockpile and certain research and development services provided as part of the BARDA Contract. For the year ended December 31, 2013, revenue from reimbursed research and development was $1.2 million. In addition to the 725,000 courses of Arestvyr that were accepted by the Strategic Stockpile and resulted in payment, the Company also delivered 195,000 courses at no cost to BARDA in accordance with the BARDA Contract, of which 62,000 were accepted in 2013 and 133,000 were accepted in 2014,

In February 2014, the Company delivered approximately 256,000 courses of Arestvyr accepted into the Strategic Stockpile, of which approximately 192,000 courses will be invoiced for $25.4 million and the remainder will be at no cost to BARDA.

Research Agreements

The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and two grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $13.9 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

4. Stockholders’ Equity

On December 31, 2013, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

At December 31, 2013 and 2012, the fair market value of outstanding liability classified warrants was $313,425 and $991,039, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

For the years ended December 31, 2013 and 2012, the Company recorded a loss of $73,756 and a gain of $804,516 related to net changes in fair value for liability classified warrants outstanding during the respective periods.

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

In 2009, SIGA issued to M&F 816,993 shares of common stock and 326,797 warrants (the “2009 Warrants”) to acquire common stock in exchange for total proceeds of $2.5 million. The warrants were exercisable for a term of four years from issuance for an exercise price of $3.519 per share. The 2009 Warrants were not exercised and as a result expired during the year ended December 31, 2013.

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

2006 Placements
In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share (the “2006 Warrants”). As of December 31, 2013, there are no remaining 2006 Warrants as all issuances were either exercised or expired during the fourth quarter of 2013.

The Company accounted for the warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments that require net cash settlement be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities.

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

For the years ended December 31, 2013, 2012 and 2011, the Company recorded stock-based compensation expense, including stock options, SARs, RSUs and certain warrant amortization, of approximately $2.3 million, $1.8 million and $12.5 million, respectively.

Stock Options
Stock option awards provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

The fair value of option grants were estimated at the date of grant during the years ended December 31, 2013, 2012, and 2011 based upon the following range of assumptions:

	2013	2012	2011
Expected volatility	67%	77%	76%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.84% - 1.29%	0.98% - 1.24%	1.94%
Expected life	6 years	6 years	6 years

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	2,902,708	$4.28
Granted	27,000	3.87
Exercised	(506,623)	1.37
Canceled/Expired	(69,455)	4.06
Outstanding at December 31, 2013	2,353,630	$4.91	5.09	$849,950
Vested and expected to vest at December 31, 2013	2,343,414	$4.91	5.10	$844,331
Exercisable at December 31, 2013	2,013,960	$5.09	4.99	$663,128

As of December 31, 2013, $189,000 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 1.06 years. The total fair value of vested stock options was $0.6 million, $0.9 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The total intrinsic value of stock options exercised was $959,000, $5,000 and $12.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

The weighted average fair value at the date of grant for stock options granted during the years ended December 31, 2013, 2012 and 2011 was $2.34, $1.77 and $7.01.

As of December 31, 2013 and 2012, 500,000 of the Company’s outstanding options, respectively, were subject to specific performance conditions consisting of minimum cash receipts thresholds and regulatory approval of our lead drug candidate. During the year ended December 31, 2013, the performance conditions relating to minimum cash receipts were achieved making 300,000 of the aforementioned options exercisable. The remaining 200,000 options with performance conditions relating to regulatory approval have not been achieved, thus these options are not exercisable at December 31, 2013.

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

During the year ended December 31, 2012, the Company granted 1.4 million shares of SSARs at a weighted average grant-date fair value of $0.68 per share. The exercise price of a SSAR is equal to the closing market price on the date of grant. The granted SSARs vest in equal annual installments over a period of three years and expire no later than seven years from the date of grant. Moreover, the appreciation of each SSAR was capped at a determined maximum value. At December 31, 2013 and 2012, due to the cap on value the maximum number of shares that could be issued in the future was 407,705 and 453,465, respectively.

The fair value of granted SSARs has been estimated utilizing a Monte Carlo method. The Monte Carlo method is a statistical simulation technique used to provide the grant-date fair value of an award. As the issued SSARs were capped at maximum values, such attribute was considered in the simulation. The following table presents the weighted-average assumptions utilized in the valuations:

2012
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

A summary of the Company’s SSAR activity is as follows:

	Number of SSARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	1,420,951	$3.53
Granted	—	—
Exercised	(8,750)	3.53
Canceled/Expired	(101,301)	3.53
Outstanding at December 31, 2013	1,310,900	$3.53	5.09	$—
Vested and expected to vest at December 31, 2013	1,285,297	$3.53	5.09	$—
Exercisable at December 31, 2013	459,684	$3.53	5.09	$—

As of December 31, 2013, $302,000 of total remaining unrecognized stock-based compensation cost related to SSARs is expected to be recognized over the weighted-average remaining requisite service period of 1.09 years. The total fair value of vested SSARs was $317,000, $0 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of SSARs exercised was $4,000,$0 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of a SSAR.

Restricted Stock Awards/Restricted Stock Units
RSUs awarded to employees vest in equal annual installments over a three-year period and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2013	460,000	$2.82
Granted	775,000	2.98
Vested	(253,332)	2.69
Canceled/Expired	(15,000)	2.82
Outstanding at December 31, 2013	966,668	$2.98

As of December 31, 2013, $1.7 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.67 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $2.98, $2.82 and $14.26 per share, respectively. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was $0.7 million, $0 and $10.0 million.

Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2013	2,253,902	$3.30
Granted	250,000	3.29
Exercised	(815,568)	2.92
Canceled/Expired	(472,108)	3.81
Outstanding at December 31, 2013	1,216,226	$3.36

Warrants represent the right to purchase shares of Common Stock at contractual exercise prices. As of December 31, 2013, all outstanding warrants are exercisable.

6. Debt

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

As of December 31, 2013 and 2012,$4.0 million and $5.0 million, respectively, was outstanding. Under the Loan Agreement, the Company may draw down from the revolving line of credit up to 85% of qualified eligible accounts receivable as described in the Loan Agreement. As of December 31, 2013 and 2012, no amounts were available to borrow against the revolving line of credit as there were no eligible accounts receivable.

Under the Loan Agreement, the Company was required to make interest-only monthly payments from February 2013 through June 2013. Monthly payments of $167,000 in principal plus accrued interest commenced on July 1, 2013.

The loan is collateralized by substantially all of the Company’s assets other than Arestvyr or any intellectual property related to Arestvyr. The Loan Agreement contains affirmative and negative covenants including certain customary financial covenants. The Company was in compliance with all financial debt covenants as of December 31, 2013 and 2012.

In connection with securing the Loan Agreement, the Company incurred approximately $386,000 of debt issue costs which are recorded as deferred costs and allocated between other current assets and other assets. Furthermore, the Company incurred $90,000 of costs which were accounted for as a debt discount and thus, are recorded as a direct reduction of the face amount of the debt. The debt issue costs and debt discount will be amortized to interest expense over the term of the Loan Agreement.

The aggregate amount of required principal payments at December 31, 2013 are as follows:

2014	$2,000,000
2015	2,000,000
Unamortized discount	(41,226)
Total	$3,958,774

7. Related Party Transactions

On December 1, 2009, the Company entered into an Office Services Agreement with an affiliate of M&F to occupy office space for approximately $8,000 per month. An amendment in February 2012 increased the monthly payment to $12,000 to appropriately reflect expanded use of space. The Office Services Agreement was canceled effective March 31, 2013.

In October 2012, the Company funded a letter of credit and deposit to take advantage of a lease for office space secured by an affiliate of M&F from a third party landlord on behalf of the Company. Pursuant to such letter of credit, in January 2013 the Company entered into a sublease in which the Company will pay all costs associated with the lease, including rent. All payments made by the Company pursuant to the sublease will either be directly or indirectly made to the third-party landlord and not retained by M&F or any affiliate. The new sublease replaced the current Office Services Agreement that is described in the previous paragraph, and occupancy commenced on April 1, 2013. The sublease allows for a free rent period of five months beginning April 1, 2013; subsequent to the free rent period, monthly rent payments are $60,000 for the first five years and $63,000 for the next two years. Upon expiration on September 1, 2020, the sublease and lease provides for two consecutive five year renewal options.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2013, 2012 and 2011, the Company incurred costs of $1.8 million, $2.0 million and $3.1 million, respectively, related to services provided by the outside counsel. On December 31, 2013, the Company’s outstanding payables included $200,000 payable to the outside counsel.

8. Inventory

During the year ended December 31, 2013, the Company delivered approximately 787,000 courses accepted into the Strategic Stockpile; due to the deferral of revenue under the BARDA Contract (refer to Note 2), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs in the balance sheet. The value of inventory represents the costs incurred to manufacture Arestvyr under the BARDA Contract. Certain of the existing units of Arestvyr were initially manufactured prior to the point at which future commercialization was probable; thus, such cost was expensed as research and development in those respective periods. Additional costs incurred to complete production of courses of Arestvyr will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at December 31, 2013 and 2012:

	2013	2012
Work in-process	$6,152,198	$17,641,922
Finished goods	14,363,151	—
Inventory	$20,515,349	$17,641,922

For the year ended December 31, 2012, research and development expense included inventory write-downs of $0.5 million.

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012
Laboratory equipment	$2,473,428	$2,305,410
Leasehold improvements	3,166,622	2,817,123
Computer equipment	655,364	458,421
Furniture and fixtures	488,168	345,287
	6,783,582	5,926,241
Less - accumulated depreciation	(5,401,509)	(4,938,372)
Property, plant and equipment, net	$1,382,073	$987,869

Depreciation and amortization expense on property, plant, and equipment was $463,137, $419,358, and $568,288 for the years ended December 31,2013, 2012, and 2011, respectively. For the year ended December 31, 2011, in addition to depreciation and amortization expense, the Company incurred non-cash charges of $25,000 in connection with disposals of fixed assets.

10. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at December 31, 2013 and 2012:

	2013	2012
Loss contingency	$2,635,270	$2,491,981
Bonus	—	250,000
Professional fees	794,275	579,609
Vacation	252,410	328,463
Other	1,160,438	633,796
Accrued expenses and other current liabilities	$4,842,393	$4,283,849

11. Income Taxes

At December 31, 2013 and 2012, the Company's provision (benefit) for income taxes is comprised of the following:

	2013	2012	2011
Current:
Federal	$1,608,033	$—	$—
State and local	373,455	3,649	20,332
Total current provision (benefit)	1,981,488	3,649	20,332
Deferred:
Federal	(10,072,499)	(7,557,163)	(35,493,317)
State and local	472,572	(290,639)	(558,661)
Total deferred provision (benefit)	(9,599,927)	(7,847,802)	(36,051,978)
Total provision (benefit)	$(7,618,439)	$(7,844,153)	$(36,031,646)

At December 31, 2013 and 2012, the Company’s deferred tax assets and liabilities are comprised of the following:

	2013	2012
Deferred income tax assets:
Net operating losses	$7,750,690	$36,764,901
Deferred research and development costs	2,278,397	2,950,555
Amortization of intangible assets	1,342,555	1,572,281
Share-based compensation	2,166,125	1,768,990
Depreciation	604,973	709,184
Deferred revenue	48,685,086	4,403,266
Alternative minimum tax credits	1,608,033	—
Loss contingency	942,529	892,129
Other	554,777	212,483
Deferred income tax assets	65,933,165	49,273,789
Less: valuation allowance	(4,442,929)	(4,328,233)
Deferred income tax assets, net of valuation allowance	$61,490,236	$44,945,556
Deferred income tax liabilities:
Amortization of goodwill	(224,908)	(203,682)
Capitalized contract costs	(7,940,796)	(1,017,269)
Deferred income tax assets, net	$53,324,532	$43,724,605

As of December 31, 2013, $23.5 million federal net operating loss carryforwards which expire in 2021 to 2032 was available to offset taxable income. As a result of a cumulative change in stock ownership occurring in a prior year, approximately $3.1 million of the federal net operating loss carryforwards are subject to annual limitation under IRC Section 382. In addition, the utilization of approximately $1.6 million of federal net operating losses attributable to excess tax deductions on share-based compensation activity will be realized as a benefit to Additional Paid-in Capital when such deductions are applied to income taxes payable. In 2012, previously available NOLs of approximately $1.2 million expired.

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
As of December 31, 2013, a valuation allowance of approximately $4.4 million relates to certain deferred tax assets that the Company does not expect to realize on a more likely than not basis. The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. This includes assessing available positive and negative evidence to determine if sufficient future tax income will be generated to utilize existing deferred tax assets. If the current estimates of future taxable income are reduced or not realized, for example, based on the outcome in PharmAthene's action against the Company described in Note 13, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.
The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

	2013	2012	2011
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State tax benefit	2.9%	(1.4)%	0.3%
Gain (loss) from fair value of common warrants	0.1%	(1.3)%	(123.4)%
Share-based compensation	0.4%	0.8%	24.8%
Other	0.3%	0.5%	1.4%
Valuation allowance on deferred tax assets	0.6%	0.5%	(387.6)%
Effective tax rate	(30.7)%	(35.9)%	(519.5)%

For the years ended December 31, 2013 and 2012, the Company's effective tax rate differs from the statutory rate principally due to state and local taxes and other permanent differences.  For the year ended December 31, 2011, the Company's effective tax rate differs from the federal statutory rate due to the partial reversal of its valuation allowance as certain deferred tax assets became realizable on a more-likely-than basis as well as the decrease in the fair value of common stock warrants which is not deductible for tax purposes.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. The Company has no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2013. The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The open tax years for U.S. federal, state and local tax returns is generally 2010 - 2013; open tax years relating to unused net operating loss carryforwards (“NOLs”) begin in 1998. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s consolidated financial statements for each of the years in the three-year period ended December 31, 2013.

12. Restructuring

In the fourth quarter of 2013, the Company began an optimization program to increase efficiencies within its operations (the “Optimization Program”). This program, which included a reduction in employee headcount, is intended to align the Company's resources, staff and efforts with the most promising growth opportunities. With the implementation of the Optimization Program, the Company is targeting a $6 million reduction in annual operating expenses, of which a substantial portion of the reduction has been implemented at December 31, 2013. For the year ended December 31, 2013, the Company recorded a restructuring charge of 512,944 which included a non-cash asset impairment for the write-off of certain prepaid assets. The following table summarizes the activity for the restructuring:

	Accrued as of January 1, 2013	Charges	Payments	Non-Cash Items	Accrued as of December 31, 2013
Severance Charges	$—	$324,615	$(206,385)	$—	$118,230
Asset Impairments	—	188,329	—	(188,329)	—
	$—	$512,944	$(206,385)	$(188,329)	$118,230

13. Commitments and Contingencies

Operating lease commitments

The Company leases its Corvallis, Oregon, facilities and office space under an operating lease, most recently amended in November 2012, which expires in 2017 and includes a renewal option for an extension of five years. In January 2013, we entered into a sublease with an affiliate of M&F for corporate office space under an operating lease which commenced in April 2013 and expires in 2020 (refer to Note 9 for further description of the lease arrangement). The respective leases contain annual escalation clauses, renewal provisions and generally require us to pay utilities, insurance, taxes and other operating expenses. Rental expense, including charges for maintenance, utilities, real estate taxes and other operating expenses, totaled $1.4 million, $1.0 million and $827,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum rental commitments under non-cancelable operating leases as of December 31, 2013 are expected to be as follows:

2014	$1,602,840
2015	1,622,508
2016	1,642,176
2017	1,661,844
2018	734,360
Thereafter	1,268,440
Total	$8,532,168

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company’s financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with the Company’s acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. As of December 31, 2013, SIGA has recorded a $2.6 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million as collateral for the surety bond which is recorded in other assets as of December 31, 2013. The parties briefed the issues, and argued before the Delaware Supreme Court,en banc, on January 10, 2013.

On May 24, 2013, the Supreme Court of Delaware issued its decision, affirming the Delaware Court of Chancery’s judgment in part, reversing it in part, and remanding to Vice Chancellor Parsons. The Supreme Court affirmed the Chancery Court determination that the Company had breached its contractual obligation to negotiate in good faith; reversed the promissory estoppel holding; and, reversed the Vice Chancellor’s equitable damages award. The Supreme Court held that the trial judge may award expectation damages for breach of the contractual duty to negotiate in good faith if such damages are proven with reasonable certainty, and remanded to the Chancery Court for consideration of damages consistent with that holding. The Supreme Court also reversed the Chancery Court’s award of attorney fees and expert witness fees because they were predicated in part on a now-reversed finding of liability on PharmAthene’s promissory estoppel claim. The Supreme Court held that the Chancery Court could reevaluate on remand an alternative award, if any, of attorneys’ fees and expert testimony expenses consistent with the Supreme Court’s opinion. Finally, the Supreme Court declined to consider all claims raised in PharmAthene’s cross-appeal because it affirmed the Chancery Court’s finding that the Company was liable for breaching its contractual obligation to negotiate in good faith. On June 11, 2013, the Supreme Court issued its mandate to the Court of Chancery with the decision described above.

On June 26, 2013, the parties appeared before Vice Chancellor Parsons to discuss the remand, at which time PharmAthene declared its desire to supplement the record with further evidence. Following briefing and argument on August 15, 2013, the Chancery Court granted PharmAthene’s motion to supplement the record and also allowed the Company to submit responsive evidence. On December 18-19, 2013, the Court held an evidentiary hearing with respect to that evidence. On January 15, 2014, after briefing on relevant issues, the parties appeared for oral argument regarding what if any remedy the Chancery Court should impose in light of the remand by the Supreme Court of Delaware.

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

14. Financial Information By Quarter (Unaudited)

	Three Months Ended
2013	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,328	$965	$2,292	$934
Selling, general and administrative	3,031	3,166	3,266	3,782
Research and development	3,645	3,131	4,261	2,819
Patent preparation fees	458	301	329	333
Restructuring charges	—	—	—	513
Operating loss	(5,807)	(5,633)	(5,564)	(6,513)
Net loss	(4,876)	(3,061)	(4,902)	(4,338)
Earnings (loss) per share: basic and diluted	$(0.09)	$(0.06)	$(0.09)	$(0.08)

	Three Months Ended
2012	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,466	$2,701	$2,290	$2,514
Selling, general and administrative	2,214	3,475	3,139	2,583
Research and development	4,465	5,183	4,170	4,396
Patent preparation fees	336	376	377	794
Operating loss	(5,549)	(6,332)	(5,396)	(5,259)
Net loss	(4,616)	(3,767)	(3,059)	(2,618)
Earnings (loss) per share: basic and diluted	$(0.09)	$(0.07)	$(0.06)	$(0.04)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 in accordance with the framework on Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

 Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

Equity Compensation Plan Information
The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Securities Available for Future Issuance under Equity
Plan Category	Warrants and Rights (1)	Warrants and Rights	Compensation Plans (2)
Equity compensation plans approved by security holders	3,977,561	$4.29	1,959,944
Equity compensation plans not approved by security holders	—	N/A	—
Total	3,977,561		1,959,944

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

 Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders.

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

4(d)	Form of Consideration Warrant issued to MacAndrews & Forbes, LLC on April 30, 2013 (incorporated by reference to the Current Report on Form 10-Q of the Company filed on May 15, 2013).

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

10(d)
Amended Employment Agreement dated December 31, 2011, to January 27, 2007 Employment Agreement (as amended) between the Company and Dr. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 27, 2011).

10(e)
Amended and Restated Employment Agreement, dated as of January 22, 2007, between the Company and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 22, 2007).

10(f)
Amended Employment Agreement dated December 31, 2011, to January 27, 2007 Employment Agreement (as amended) between the Company and Dr. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 27, 2011).

10(g)	Letter Agreement, dated as of June 19, 2008, between the Company and MacAndrews & Forbes, LLC (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 23, 2008).

10(h)
Employment Agreement, dated as of January 31, 2007, between the Company and Eric A. Rose (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 31, 2007), as amended and restated (as set forth in the Current Report on Form 8-K of the Company filed on November 17, 2008).

10(i)	Amendment to Employment Agreement, dated March 11, 2009, between the Company and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on March 12, 2009).

10(j)	Employment Agreement dated as of February 10, 2011, between SIGA and Daniel J. Luckshire (incorporated by reference to the Current Report on Form 8-K of the Company filed on February 16, 2011).

10(k)	2010 Stock Incentive Plan dated May 13, 2010 (incorporated by reference to the Definitive Proxy Statement on Schedule 14A of the Company filed on April 12, 2010).

10(l)	Amendment to the SIGA Technologies, Inc. 2010 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 17, 2011).

10(m)
Deferred Closing and Registration Rights Agreement, dated as of June 18, 2010, between MacAndrews & Forbes LLC and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 22, 2010).

10(n)
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

10(o)
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

10(p)
Amendment to Employment Agreement, dated January 22, 2007, between the Company and Dr. Dennis Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 27, 2011).

10(q)
Amendment to Employment Agreement, dated November 17, 2008, between the Company and Dr. Eric Rose (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 13, 2012).

10(r)	Amendment to the SIGA 2010 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K of the Company filed on February 2, 2012).

10(s)	Director Compensation Program, effective January 1, 2012 (incorporated by reference to the Definitive Proxy Statement on Form DEF 14A of the Company filed on April 27, 2012).

10(t)
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

10(u)
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

10(v)
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

10(w)
Amendment of Solicitation/Modification of Contract dated as of February 7, 2012, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Current Report on Form 10-Q of the Company filed on May 7, 2012).

10(x)	Amendment to the SIGA 2010 Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 25, 2012).

10(y)	Employment Agreement dated as of June 4, 2012, between SIGA and William J. Haynes II (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 4, 2012).

10(z)
Loan and Security Agreement, dated as of December 31, 2012, between General Electric Capital Corporation and the Company (incorporated by reference to the Current Report on Form 8-K of the Company filed on January 1, 2013).

10(aa)
Amendment of Solicitation/Modification of Contract dated as of December 19, 2012, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 10-K of the Company filed on March 6, 2013).

10(bb)
Amendment of Solicitation/Modification of Contract dated as of February 28, 2013, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.

10(cc)
Amendment of Solicitation/Modification of Contract dated as of April 9, 2013, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.

14	The Company's Code of Ethics and Business Conduct (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 10, 2014	By:	/s/ Eric A. Rose
Eric A. Rose, M.D.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Eric A. Rose
Eric A. Rose, M.D.	Chairman and Chief Executive Officer	March 10, 2014
(Principal Executive Officer)

/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 10, 2014
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ James J. Antal
James J. Antal	Director	March 10, 2014

/s/ Michael J. Bayer
Michael J. Bayer	Director	March 10, 2014

/s/ William C. Bevins
William C. Bevins	Director	March 10, 2014

/s/ Thomas E. Constance
Thomas E. Constance	Director	March 10, 2014

/s/ Jeffrey Kindler
Jeffrey Kindler	Director	March 10, 2014

/s/ Joseph Marshall
Joseph Marshall	Director	March 10, 2014

/s/ Paul G. Savas
Paul G. Savas	Director	March 10, 2014

/s/ Bruce Slovin
Bruce Slovin	Director	March 10, 2014

/s/ Andrew Stern
Andrew Stern	Director	March 10, 2014

/s/ Frances Fragos Townsend
Frances Fragos Townsend	Director	March 10, 2014

/s/ Michael Weiner, M.D.
Michael Weiner, M.D.	Director	March 10, 2014