Form 10-Q
period 2014-03-31
SIGA TECHNOLOGIES INC
filed 2014-05-01
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2014
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

As of April 23, 2014 the registrant had outstanding 53,339,296 shares of common stock.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$107,067,070	$91,309,754
Accounts receivable	610,420	982,023
Inventory	17,075,545	20,515,349
Prepaid expenses and other current assets	978,488	750,808
Deferred tax assets	7,602,201	10,383,908
Total current assets	133,333,724	123,941,842

Property, plant and equipment, net	1,084,650	1,382,073
Deferred costs	29,176,756	22,583,202
Goodwill	898,334	898,334
Other assets	2,024,555	2,078,159
Deferred tax assets, net	48,269,810	42,940,624
Total assets	$214,787,829	$193,824,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,343,762	$5,064,380
Accrued expenses and other current liabilities	4,660,747	4,842,393
Common stock warrants	157,320	313,425
Current portion of long term debt	1,973,990	1,968,826
Total current liabilities	11,135,819	12,189,024

Deferred revenue	187,783,380	162,222,189
Long term debt	1,494,490	1,989,948
Other liabilities	437,035	447,605
Total liabilities	200,850,724	176,848,766
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 53,335,296 and 53,108,844 issued and outstanding at March 31, 2014, and December 31, 2013, respectively)	5,334	5,310
Additional paid-in capital	173,841,500	173,498,028
Accumulated deficit	(159,909,729)	(156,527,870)
Total stockholders’ equity	13,937,105	16,975,468
Total liabilities and stockholders’ equity	$214,787,829	$193,824,234

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Revenues
Research and development	$549,415	$1,328,364

Operating expenses
Selling, general and administrative	3,088,658	3,031,349
Research and development	2,813,456	3,645,469
Patent preparation fees	285,736	458,156
Total operating expenses	6,187,850	7,134,974
Operating loss	(5,638,435)	(5,806,610)
Decrease (increase) in fair value of common stock warrants	156,105	(974,199)
Interest expense	(140,829)	(373,555)
Other income, net	5	103
Loss before income taxes	(5,623,154)	(7,154,261)
Benefit from (provision for) income taxes	2,241,295	2,278,442
Net and comprehensive income (loss)	$(3,381,859)	$(4,875,819)
Earnings (loss) per share: basic and diluted	$(0.06)	$(0.09)
Weighted average shares outstanding: basic and diluted	53,252,155	51,714,146

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(3,381,859)	$(4,875,819)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	91,106	98,134
Increase (decrease) in fair value of warrants	(156,105)	974,199
Stock-based compensation	698,851	604,985
Non-cash interest expense	9,706	12,730
Changes in assets and liabilities:
Accounts receivable	371,603	(26,512,630)
Inventory	3,439,804	4,493,117
Deferred costs	(6,593,554)	(5,827,845)
Prepaid expenses and other current assets	(7,179)	21,999
Other assets	19,513	56,789
Deferred income taxes, net	(2,547,479)	(2,278,442)
Accounts payable, accrued expenses and other current liabilities	(902,264)	(1,314,839)
Deferred revenue	25,561,191	26,453,846
Other liabilities	(10,570)	—
Net cash provided by (used in) operating activities	16,592,764	(8,093,776)
Cash flows from investing activities:
Capital expenditures	(14,184)	(268,592)
Net cash provided by (used in) investing activities	(14,184)	(268,592)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	94,675	1,213,365
Payment of common stock tendered for employee tax obligations	(415,938)	(178,093)
Repayment of long-term debt	(500,001)	—
Net cash provided by (used in) financing activities	(821,264)	1,035,272
Net increase (decrease) in cash and cash equivalents	15,757,316	(7,327,096)
Cash and cash equivalents at beginning of period	91,309,754	32,017,490
Cash and cash equivalents at end of period	$107,067,070	$24,690,394

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$—	$492,191

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2013, included in the 2013 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2013 Annual Report on Form 10-K filed on March 10, 2014. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2013 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full year.

2. Procurement Contract and Research Agreements

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

As of March 31, 2014 and December 31, 2013, deferred direct costs under the BARDA Contract of approximately $29.2 million and $22.6 million, respectively, are included in deferred costs on the consolidated balance sheets. As of March 31, 2014, the Company recorded $187.8 million of deferred revenue for the delivery and acceptance of Arestvyr into the Strategic Stockpile and for certain research and development services provided as part of the BARDA Contract. For the three months ended March 31, 2014, revenue from reimbursed research and development was $360,000. An aggregate of approximately 1.2 million courses of Arestvyr have been accepted by the Strategic Stockpile; this includes delivery of 259,000 courses at no cost to BARDA in accordance with the BARDA Contract.

Research Agreements

The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and two grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $13.9 million. Because of the Optimization Program (refer to Note 11), we do not expect to utilize all available funds under the grants covering development for our dengue antiviral drug and anti-arenavirus drug.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

3. Equity and Financial Instruments

On March 31, 2014, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

At March 31, 2014 and December 31, 2013, the fair market value of outstanding liability classified warrants was $157,320 and $313,425, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

For the three months ended March 31, 2014 and 2013, the Company recorded a gain of $156,105 and a loss of $974,199 related to net changes in fair value for liability classified warrants outstanding during the respective periods.

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

Outstanding Warrants from 2008 Financing
On June 19, 2008, SIGA entered into a letter agreement, as subsequently amended (the “Letter Agreement”) that expired on June 19, 2010, with M&F, a related party, for M&F’s commitment to invest, at SIGA’s discretion or at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. In consideration for the commitment of M&F reflected in the Letter Agreement, on June 19, 2008, M&F received warrants to purchase 238,000 shares of SIGA common stock, initially exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants were exercisable until June 19, 2012. On June 19, 2012, the Commitment Warrants were amended to extend expiration to June 19, 2014. Due to certain anti-dilution provisions, the Commitment Warrants are recorded as a liability, and consequently the “mark-to-market” adjustment to the fair value from the extended term was accounted immediately upon modification.

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

The following is a reconciliation of the basic and diluted net income (loss) per share computation:

	Three Months Ended March 31,
	2014	2013
Net income (loss)	(3,381,859)	$(4,875,819)
Weighted-average shares: basic and diluted	53,252,155	51,714,146
Earnings (loss) per share: basic and diluted	$(0.06)	$(0.09)

The Company incurred losses for the three months ended March 31, 2014 and 2013 and as a result, certain equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three Months Ended March 31,
	2014	2013
Stock Options	2,239,793	2,905,674
Stock-Settled Stock Appreciation Rights	402,618	450,810
Restricted Stock Units	1,295,189	1,014,075
Warrants	1,216,226	2,194,976

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At March 31, 2014 and December 31, 2013, the fair value of liability classified warrants was $157,320 and $313,425, respectively.

As of March 31, 2014 and December 31, 2013, the Company had $3.5 million and $4.0 million outstanding, respectively, from a loan entered into on December 31, 2012. The fair value of the loan, which is measured using Level 2 inputs, approximates book value at March 31, 2014 and December 31, 2013.

6. Related Party Transactions

In October 2012, the Company funded a letter of credit and deposit to take advantage of a lease for office space secured by an affiliate of M&F from a third party landlord on behalf of the Company. Pursuant to such letter of credit, in January 2013 the Company entered into a sublease in which the Company will pay all costs associated with the lease, including rent. All payments made by the Company pursuant to the sublease will either be directly or indirectly made to the third-party landlord and not retained by M&F or any affiliate. The sublease allowed for a free rent period of five months beginning April 1, 2013; subsequent to the free rent period, monthly rent payments are $60,000 until August 1, 2019 and $63,000 for the next two years. Upon expiration on September 1, 2020, the sublease and lease provides for two consecutive five year renewal options.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended March 31, 2014 and 2013, the Company incurred costs of $459,000 and $429,000 , respectively, related to services provided by the outside counsel. On March 31, 2014, the Company’s outstanding payables included $147,000 payable to the outside counsel.

7. Inventory

During the three months ended March 31, 2014, approximately 388,000 courses were accepted into the Strategic Stockpile; due to the deferral of revenue under the BARDA Contract, amounts that would be otherwise recorded as cost of goods sold for delivered and accepted courses are recorded as deferred costs in the balance sheet. The value of inventory represents the costs incurred to manufacture Arestvyr under the BARDA Contract. Manufacturing costs incurred to complete production of courses of Arestvyr will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Work in-process	$17,075,545	$14,363,151
Finished goods	—	6,152,198
Inventory	$17,075,545	$20,515,349

The Company has revised the disclosure of the previously reported components of inventory at December 31, 2013.

For the three months ended March 31, 2014, research and development expense included inventory write-downs of $0.5 million.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Laboratory equipment	$—	$2,473,428
Leasehold improvements	3,170,596	3,166,622
Computer equipment	658,072	655,364
Furniture and fixtures	495,671	488,168
	4,324,339	6,783,582
Less - accumulated depreciation	(3,239,689)	(5,401,509)
Property, plant and equipment, net	$1,084,650	$1,382,073

Depreciation and amortization expense on property, plant, and equipment was $91,106 and $98,134 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, laboratory equipment with a net book value of $220,501 is classified as held for sale. As a result of the Optimization Plan described in Note 11, in March 2014 the Company engaged a third-party to manage the disposition of certain laboratory equipment which is expected to be completed within the next twelve months.

9. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Loss contingency	$2,671,414	$2,635,270
Bonus	401,250	—
Professional fees	849,207	794,275
Vacation	278,428	252,410
Other	460,448	1,160,438
Accrued expenses and other current liabilities	$4,660,747	$4,842,393

10. Income Tax

Deferred tax assets, net were $55.9 million on March 31, 2014 and $53.3 million on December 31, 2013, respectively, net of valuation allowances of $4.3 million and $4.4 million, respectively. For the three months ended March 31, 2014 and 2013, the Company incurred net losses and consequently recognized an income tax benefit of $2.2 million and $2.3 million, respectively.

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
11. Restructuring

In the fourth quarter of 2013, the Company began an optimization program to increase efficiencies within its operations (the “Optimization Program”). This program, which included a reduction in employee headcount, is intended to align the Company's resources, staff and efforts with the most promising growth opportunities. With the implementation of the Optimization Program, the Company is targeting a $6 million reduction in annual operating expenses, of which a substantial portion of the reduction was implemented at December 31, 2013. For the year ended December 31, 2013, the Company recorded a restructuring charge of $512,944 which included a non-cash asset impairment for the write-off of certain prepaid assets. The following table summarizes the activity for the three months ended March 31, 2014:

	Accrued as of December 31, 2013	Charges	Payments	Accrued as of March 31, 2014
Severance Charges	$118,230	$—	$(113,355)	$4,875

12. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued new guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company's adoption of this guidance on January 1, 2014 did not have a material effect on our financial statements.

13. Legal Proceedings

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company’s financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with the Company’s acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. As of March 31, 2014, SIGA has recorded a $2.7 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million as collateral for the surety bond which is recorded in other assets as of March 31, 2014. The parties briefed the issues, and argued before the Delaware Supreme Court,en banc, on January 10, 2013.

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

Lead Product - Arestvyr

On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Arestvyr to the Strategic Stockpile. The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Arestvyr; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Arestvyr. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric formulations of the drug as well as use Arestvyr for smallpox prophylaxis. As discussed in Part II, Item 1, “Legal Proceedings,” the amount of profits we will retain pursuant to the BARDA Contract may be adversely affected by the outcome of PharmAthene’s action against SIGA.

We believe Arestvyr is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. Arestvyr is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated Arestvyr for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options and warrants, revenue recognition, impairment of assets and income taxes. Information regarding our critical accounting policies and estimates appear in Item 7, Management's Discussion of Analysis and Financial Condition and Results of Operation, of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 10, 2014. During the three months ended March 31, 2014, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Three months ended March 31, 2014 and 2013

Revenues from research and development contracts and grants for the three months ended March 31, 2014 and 2013, were $549,000 and $1.3 million, respectively. The decrease in revenue of $779,000, or 59%, includes the impact of a $437,000 decrease in grant revenues related to Lassa fever and a $325,000 decrease in revenues from our federal contracts supporting the development of Arestvyr.

Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 were $3.1 million and $3.0 million, respectively.

Research and development expenses were $2.8 million for the three months ended March 31, 2014, a decrease of approximately $832,000 or 23% from the $3.6 million incurred during the the three months ended March 31, 2013. The decrease is mostly attributable to a decline of $807,000 in employee compensation arising from the Optimization Plan. Separately, a $395,000 expense relating to an inventory write-down during the quarter was primarily offset by lower direct vendor-related expenses supporting the development of Arestvyr, dengue antivirals, Lassa fever antivirals and high-throughput screening.

During the three months ended March 31, 2014 and 2013, we incurred direct costs of $626,000 and $1.5 million, respectively, on the development of Arestvyr. During the three months ended March 31, 2014, we spent $101,000 on internal human resources dedicated to the drug’s development and $525,000 mainly on manufacturing and clinical testing. During the three months ended March 31, 2013, we spent $168,000 on internal human resources dedicated to the drug’s development and $1.3 million mainly on manufacturing and clinical testing. From inception of the ST-246 development program to-date, we invested a total of $57.3 million in the program, of which $10.4 million supported internal human resources, and $47.0 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

Patent preparation expenses for the three months ended March 31, 2014 and 2013 were $286,000 and $458,000, respectively. These expenses reflect our ongoing efforts to efficiently protect our lead drug candidates in varied geographic territories.

Changes in the fair value of liability classified warrants to acquire common stock are recorded as gains or losses. For the three months ended March 31, 2014 and 2013, we recorded a gain of $156,000 and a loss of $974,000, respectively. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities.

Interest expense for the three months ended March 31, 2014 was $141,000 consisting of interest on outstanding debt. Interest expense for the three months ended March 31, 2013 was $374,000, reflecting interest on outstanding long-term debt and certain vendor payable arrangements.

For the three months ended March 31, 2014 and 2013, we incurred pre-tax losses of $5.6 million and $7.2 million and corresponding tax benefits of $2.2 million and $2.3 million. The effective tax rate during this period was 39.9%. Our effective tax rate was impacted by recurring items such as state and local taxes, non-deductible expenses in addition to an income tax benefit related to the manufacturer's deduction under Internal Revenue Code Section 199.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about our future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income are reduced or not realized, for example, based on the outcome in the PharmAthene litigation described in Part II, Item 1, “Legal Proceedings,” the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

Liquidity and Capital Resources

On March 31, 2014, we had $107.1 million in cash and cash equivalents compared with $91.3 million at December 31, 2013.

Operating activities
Net cash provided by operations for the three months ended March 31, 2014 was $16.6 million and net cash used in operations for the three months ended March 31, 2013 was $8.1 million. In 2014, the Company received approximately $25.4 million from BARDA for the delivery of product, partially offset by $3.6 million of cash payments to CMOs for the manufacture, development and other supportive activities for Arestvyr. In 2013, the cash used in operating activities related to expenditures for the manufacture of Arestvyr in addition to development and supportive activities for Arestvyr.

Investing activities
Capital expenditures during the three months ended March 31, 2014 and 2013 were approximately $14,000 and $269,000, respectively, reflecting purchases of fixed assets in the ordinary course of business. In 2013, expenditures included certain furniture and equipment for new office space in New York.

Financing activities
Cash used in financing activities was $821,000 during the three months ended March 31, 2014. We repaid $500,000 of the term loan in accordance with the loan repayment schedule and repurchased $416,000 of common stock to meet minimum statutory tax withholding requirements. The cash outlay was offset by proceeds of $95,000 from exercises of options and warrants to purchase common stock.

Cash provided by financing activities was $1.0 million during the three months ended March 31, 2013. We received $1.2 million from exercises of options and warrants to purchase common stock which was partially offset by $178,093 for the purchase of common stock to meet minimum statutory tax withholding requirements.

Other
We have incurred cumulative net losses and expect to incur additional expenses to perform further research and development activities. As of March 31, 2014, we have delivered an aggregate of approximately 1.2 million courses of Arestvyr to the Strategic Stockpile, of which 259,000 courses were delivered at no cost to BARDA in accordance with the BARDA Contract. We have received payment of approximately $121.5 million for the courses of product delivered to date; additionally, we have received $61.5 million for up-front payments and achieved milestones related to the BARDA Contract. We believe that the funds received from the BARDA Contract (refer to Note 2 to the Condensed Consolidated Financial Statements) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months. As discussed in Part II, Item 1, “Legal Proceedings,” our ability to support our operations may be adversely affected by the outcome in the litigation with PharmAthene. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under SIGA’s contract (the “BARDA Contract”) with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or its products adversely, (xii) the effect of federal, state or foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that our outstanding indebtedness may make it more difficult to obtain additional financing, (xiv) the risk that the U.S. government’s responses (including inaction) to the national and global economic situation may affect SIGA’s business adversely, (xv) the risk that our internal controls will not be effective in detecting or preventing a misstatement in our financial statements, (xvi) the risk that some amounts received and recorded as deferred revenue ultimately may not be recognized as revenue, (xvii) the risk that the recent remand to the Delaware Court of Chancery could result in a burdensome award of damages, which could materially and adversely affect the Company, (xviii) the risk that the remand may result in extended and expensive litigation, (xix) the risk that our litigation with PharmAthene may impede our efforts to continue to grow the Company, and (xx) the risk that we may not be able to establish our intended positions or otherwise not prevail in any further court proceedings.

More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including SIGA’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2013 as filed on March 10, 2014, and in other documents that SIGA has filed with the Commission. SIGA urges investors and security holders to read those documents free of charge at the Commission’s Web site at http://www.sec.gov. Interested parties may also obtain those documents free of charge from SIGA. All forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of our financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with our acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. As of March 31, 2014, SIGA has recorded a $2.7 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, we appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. We obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million as collateral for the surety bond which is recorded in other assets as of March 31, 2014. The parties briefed the issues and argued before the Delaware Supreme Court,en banc, on January 10, 2013.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our originally filed 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 1, 2014	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)