Form 10-Q
period 2014-06-30
SIGA TECHNOLOGIES INC
filed 2014-07-31
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
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

As of July 24, 2014 the registrant had outstanding 53,504,296 shares of common stock.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$99,029,327	$91,309,754
Accounts receivable	742,709	982,023
Inventory	16,845,607	20,515,349
Prepaid expenses and other current assets	1,358,018	750,808
Deferred tax assets	11,758,810	10,383,908
Total current assets	129,734,471	123,941,842

Property, plant and equipment, net	1,000,542	1,382,073
Deferred costs	30,097,583	22,583,202
Goodwill	898,334	898,334
Other assets	1,999,431	2,078,159
Deferred tax assets, net	45,741,228	42,940,624
Total assets	$209,471,589	$193,824,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,628,237	$5,064,380
Accrued expenses and other current liabilities	4,777,869	4,842,393
Common stock warrants	11,532	313,425
Current portion of long term debt	1,979,231	1,968,826
Total current liabilities	8,396,869	12,189,024

Deferred revenue	188,081,857	162,222,189
Long term debt	997,693	1,989,948
Other liabilities	426,465	447,605
Total liabilities	197,902,884	176,848,766
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock ($.0001 par value, 100,000,000 shares authorized, 53,504,296 and 53,108,844 issued and outstanding at June 30, 2014, and December 31, 2013, respectively)	5,350	5,310
Additional paid-in capital	174,421,347	173,498,028
Accumulated deficit	(162,857,992)	(156,527,870)
Total stockholders’ equity	11,568,705	16,975,468
Total liabilities and stockholders’ equity	$209,471,589	$193,824,234

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Research and development	$650,612	$964,667	$1,200,027	$2,293,031

Operating expenses
Selling, general and administrative	2,799,054	3,166,149	5,887,712	6,197,499
Research and development	2,371,869	3,130,701	5,185,325	6,776,169
Patent preparation fees	226,198	300,581	511,935	758,736
Total operating expenses	5,397,121	6,597,431	11,584,972	13,732,404
Operating loss	(4,746,509)	(5,632,764)	(10,384,945)	(11,439,373)
Decrease (increase) in fair value of common stock warrants	145,788	980,289	301,893	6,090
Interest expense	(123,609)	(376,323)	(264,438)	(749,878)
Other income, net	1,051	1,382	1,056	1,485
Loss before income taxes	(4,723,279)	(5,027,416)	(10,346,434)	(12,181,676)
Benefit from (provision for) income taxes	1,775,017	1,966,336	4,016,312	4,244,778
Net and comprehensive income (loss)	$(2,948,262)	$(3,061,080)	$(6,330,122)	$(7,936,898)
Earnings (loss) per share: basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.15)
Weighted average shares outstanding: basic and diluted	53,414,296	52,214,824	53,333,673	51,965,868

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(6,330,122)	$(7,936,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	180,804	202,759

Increase (decrease) in fair value of warrants	(301,893)	(6,090)
Stock-based compensation	1,305,446	1,160,572
Gain on sale of assets	(321,887)	—
Non-cash interest expense	18,150	25,649
Changes in assets and liabilities:
Accounts receivable	239,314	(53,478,454)
Inventory	3,669,742	(810,580)
Deferred costs	(7,514,381)	(11,393,220)
Prepaid expenses and other current assets	(593,310)	8,402
Other assets	10,546	93,063
Deferred income taxes, net	(4,175,506)	(4,244,778)
Accounts payable, accrued expenses and other current liabilities	(3,521,807)	7,469,209
Deferred revenue	25,859,668	62,017,215
Net cash provided by (used in) operating activities	8,524,764	(6,893,151)
Cash flows from investing activities:
Capital expenditures	(25,894)	(358,541)
Proceeds from sale of assets	534,607	—
Net cash provided by (used in) investing activities	508,713	(358,541)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	102,035	1,375,023
Payment of common stock tendered for employee tax obligations	(415,938)	(178,093)
Proceeds from the issuance of long-term debt	—	7,000,000
Repayment of long-term debt	(1,000,001)	—
Net cash provided by (used in) financing activities	(1,313,904)	8,196,930
Net increase (decrease) in cash and cash equivalents	7,719,573	945,238
Cash and cash equivalents at beginning of period	91,309,754	32,017,490
Cash and cash equivalents at end of period	$99,029,327	$32,962,728

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$—	$492,191

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2013, included in the 2013 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2013 Annual Report on Form 10-K filed on March 10, 2014. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2013 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year.

2. Procurement Contract and Research Agreements

Procurement Contract

On May 13, 2011, the Company signed a contract with BARDA (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Tecovirimat, also known as ST-246®, to the U.S. Strategic National Stockpile (the “Strategic Stockpile”). The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Tecovirimat; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Tecovirimat. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use of Tecovirimat for smallpox prophylaxis. As described in Note 13, the amount of profits SIGA will retain pursuant to the BARDA Contract may be adversely affected by the outcome of PharmAthene’s action against SIGA.

The BARDA Contract is a multiple deliverable arrangement comprising delivery of courses and covered research and development activities. The BARDA Contract provides certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until the Company’s obligations related to potential replacement of delivered courses are satisfied. The Company assessed the selling price for each of the aforementioned deliverables - research and development activities and drug product. The selling price of certain reimbursed research and development services was determined by reference to existing and past research and development grants and contracts between the Company and various government agencies. The selling price of drug product was determined by reference to other Companies’ sales of drug products such as antiviral therapeutics, orphan drugs and drugs with potential life-saving impact similar to Tecovirimat, including products delivered to the Strategic Stockpile.

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

As of June 30, 2014 and December 31, 2013, deferred direct costs under the BARDA Contract of approximately $30.1 million and $22.6 million, respectively, are included in deferred costs on the consolidated balance sheets. As of June 30, 2014, the Company recorded $188.1 million of deferred revenue for the delivery and acceptance of Tecovirimat into the Strategic Stockpile and for certain research and development services provided as part of the BARDA Contract. For the three and six months ended June 30, 2014, revenue from reimbursed research and development was $257,000 and $617,000, respectively.

As of July 24, 2014, an aggregate of approximately 1.3 million courses of Tecovirimat have been accepted by the Strategic Stockpile; this includes approximately 115,000 courses accepted by the Strategic Stockpile in July and also includes the cumulative delivery of 259,000 courses at no cost to BARDA in accordance with the BARDA Contract. The Company received approximately $15.3 million for the delivery and acceptance in July of 115,000 courses.

Research Agreements

The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and two grants with varying expiration dates through July 2016 that provide for potential future aggregate research and development funding for specific projects of approximately $13.6 million. Because of the Optimization Program (refer to Note 11), we do not expect to utilize all available funds under the grants covering pre-clinical drug candidates.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

3. Equity and Financial Instruments

On June 30, 2014, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

At June 30, 2014 and December 31, 2013, the fair market value of outstanding liability classified warrants was $11,532 and $313,425, respectively. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimates the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

For the three months ended June 30, 2014 and 2013, the Company recorded gains of $145,788 and $980,289, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded gains of $301,893 and $6,090, respectively. The gains are a result of net decreases in fair value of Commitment Warrants (as discussed below) during respective periods.

On June 19, 2008, SIGA entered into a letter agreement, as subsequently amended (the “Letter Agreement”) that expired on June 19, 2010, with M&F, a related party, for M&F’s commitment to invest, at SIGA’s discretion or at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. In consideration for the commitment of M&F reflected in the Letter Agreement, on June 19, 2008, M&F received warrants to purchase 238,000 shares of SIGA common stock, initially exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants were exercisable until June 19, 2012. On June 19, 2012, the Commitment Warrants were amended to extend expiration to June 19, 2014. Due to certain anti-dilution provisions, the Commitment Warrants are recorded as a liability, and consequently the “mark-to-market” adjustment to the fair value from the extended term was accounted immediately upon modification. On June 19, 2014, the Commitment Warrants expired and the Company recognized a gain of $80,924.

On June 18, 2010, M&F notified SIGA of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement following earlier investments and entered into a Deferred Closing and Registration Rights Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to SIGA in exchange for the issuance of (i) 1,797,386 shares of common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share; the warrants are exercisable for a term of four years from the issuance date. As of June 30, 2014, the remaining fair value of these liability classified warrants was $11,532, with the Company recording a gain of $64,864 to account for changes in fair market value.

On April 30, 2013, SIGA entered into a Services Agreement with MacAndrews & Forbes LLC (“M&F”), a related party, for certain professional and administrative services. The Services Agreement has a term of three years. As consideration for the Services Agreement, SIGA issued warrants to M&F to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The warrants are fully vested, immediately exercisable and remain exercisable for two years from the issuance date. The grant-date fair value, determined using the Black-Scholes model as previously described, is recorded as an asset with a corresponding increase to equity. The asset is expensed over the contractual term of the warrants. For the three months ended June 30, 2014 and 2013, the Company recorded an expense of $34,091 and $22,727, respectively.

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

The following is a reconciliation of the basic and diluted net income (loss) per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	(2,948,262)	$(3,061,080)	(6,330,122)	$(7,936,898)
Weighted-average shares: basic and diluted	53,414,296	52,214,824	53,333,673	51,965,868
Earnings (loss) per share: basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.15)
Earnings (loss) per share: diluted			$(0.09)	$(0.06)

The Company incurred losses for the three and six months ended June 30, 2014 and 2013 and as a result, certain equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock Options	2,176,264	2,799,122	2,206,969	2,809,465
Stock-Settled Stock Appreciation Rights	394,352	447,156	398,462	449,423
Restricted Stock Units	1,209,565	977,409	1,252,141	990,240
Warrants	1,186,336	1,875,743	1,201,198	2,034,477

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At June 30, 2014 and December 31, 2013, the fair value of liability classified warrants was $11,532 and $313,425, respectively.

As of June 30, 2014 and December 31, 2013, the Company had $3.0 million and $4.0 million of loan outstanding, respectively, from a loan entered into on December 31, 2012. The fair value of the loan, which is measured using Level 2 inputs, approximates book value at June 30, 2014 and December 31, 2013. For the three and six months ended June 30, 2014 and 2013, the Company did not hold level 3 securities.

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

The Company has a Services Agreement with M&F and a warrant agreement with M&F (refer to Note 3).

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended June 30, 2014 and 2013, the Company incurred costs of $86,000 and $360,000, respectively, related to services provided by the outside counsel. During the six months ended June 30, 2014 and 2013, the Company incurred costs of $366,000 and $789,000 , respectively. On June 30, 2014, the Company’s outstanding payables included $182,000 payable to the outside counsel.

7. Inventory

During the six months ended June 30, 2014, approximately 388,000 courses were accepted into the Strategic Stockpile; due to the deferral of revenue under the BARDA Contract, amounts that would be otherwise recorded as cost of goods sold for delivered and accepted courses are recorded as deferred costs in the balance sheet. As of June 30, 2014, 115,000 courses that were accepted by the Strategic Stockpile in July 2014 are classified as finished goods inventory.

The value of inventory represents the costs incurred to manufacture Tecovirimat under the BARDA Contract. Manufacturing costs incurred to complete production of courses of Tecovirimat will be recorded as inventory and reclassified to deferred costs upon delivery and acceptance to the extent related revenue is deferred.

Inventory consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Work in-process	$14,238,420	$14,363,151
Finished goods	2,607,187	6,152,198
Inventory	$16,845,607	$20,515,349

The Company has revised the disclosure of the previously reported components of inventory at December 31, 2013.

For the three and six months ended June 30, 2014, research and development expense included inventory write-downs of $0.4 million and $0.9 million, respectively.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Laboratory equipment	$—	$2,473,428
Leasehold improvements	3,170,597	3,166,622
Computer equipment	669,782	655,364
Furniture and fixtures	486,656	488,168
	4,327,035	6,783,582
Less - accumulated depreciation	(3,326,493)	(5,401,509)
Property, plant and equipment, net	$1,000,542	$1,382,073

Depreciation and amortization expense on property, plant, and equipment was $89,689 and $104,625 for the three months ended June 30, 2014 and 2013, respectively, and was $180,804 and $202,759 for the six months ended June 30, 2014 and 2013, respectively.

As a result of the Optimization Plan described in Note 11, in March 2014 the Company engaged a third-party to manage the disposition of certain laboratory equipment. In the second quarter of 2014, certain laboratory equipment with a net book value of $212,720 was sold for gross proceeds of $534,607, which resulted in a gain of $321,887.

9. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Loss contingency	$2,708,653	$2,635,270
Bonus	772,500	—
Professional fees	328,630	794,275
Vacation	281,162	252,410
Other	686,924	1,160,438
Accrued expenses and other current liabilities	$4,777,869	$4,842,393

10. Income Tax

Deferred tax assets, net were $57.5 million on June 30, 2014 and $53.3 million on December 31, 2013, respectively, net of valuation allowances of $4.5 million and $4.4 million, respectively. For the three and six months ended June 30, 2014, the Company incurred net losses and consequently recognized an income tax benefit of $1.8 million and $4.0 million, respectively. For the three and six months ended June 30, 2013, the Company incurred net losses and consequently recognized an income tax benefit of $2.0 million and $4.2 million, respectively.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. This includes assessing available positive and negative evidence to determine if sufficient future tax income will be generated to utilize existing deferred tax assets. If the current estimates of future taxable income are reduced or not realized, for example, based on the outcome in PharmAthene’s action against the Company described in Note 13, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

11. Restructuring

In the fourth quarter of 2013, the Company began an optimization program to increase efficiencies within its operations (the “Optimization Program”). This program, which included a reduction in employee headcount, is intended to align the Company’s resources, staff and efforts with the most promising growth opportunities. With the implementation of the Optimization Program, the Company is targeting a $6 million reduction in annual operating expenses, of which a substantial portion of the reduction was implemented at December 31, 2013. For the year ended December 31, 2013, the Company recorded a restructuring charge of $512,944 which included a non-cash asset impairment for the write-off of certain prepaid assets. The following table summarizes the activity for the six months ended June 30, 2014:

	Accrued as of December 31, 2013	Charges	Payments	Accrued as of June 30, 2014
Severance Charges	$118,230	$—	$(113,805)	$4,425

12. Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. We are currently reviewing this standard to assess the impact on our future condensed consolidated financial statements.

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity, which changes the criteria for reporting discontinued operations while enhancing disclosure requirements. This ASU addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under this guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2014. This ASU is effective for us prospectively on January 1, 2015. We do not anticipate that the adoption of this standard will have a material impact on our financial statements.

In July 2013, the Financial Accounting Standards Board issued new guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company’s adoption of this guidance on January 1, 2014 did not have a material effect on our financial statements.

13. Legal Proceedings

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against SIGA in the Delaware Court of Chancery (the “Court” or “Court of Chancery”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asked the Court to order the Company to enter into a license agreement with PharmAthene with respect to Tecovirimat, also known as ST-246, to declare that the Company is obliged to execute such a license agreement, and to award damages resulting from the Company’s supposed breach of that obligation. PharmAthene also alleged that the Company breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on supposed information, capital, and assistance that PharmAthene allegedly provided to the Company during the negotiation process. The Court tried the case in January 2011.

In September 2011, the Court issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by the present value of estimated future profits. Nevertheless, the Court held that the Company breached its duty to negotiate in good faith and was liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that the Company achieves from sales of Tecovirimat after the Company secures $40 million in net profits, for ten years following the first commercial sale. In addition, the Court awarded PharmAthene one-third of its reasonable attorneys’ fees and expert witness expenses.

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company’s financial statements, (b) the net profits calculation would take into account expenses relating to Tecovirimat commencing with the Company’s acquisition of Tecovirimat in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. As of June 30, 2014, SIGA has recorded a $2.7 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million as collateral for the surety bond which is recorded in other assets as of June 30, 2014. The parties briefed the issues, and argued before the Delaware Supreme Court,en banc, on January 10, 2013.

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

Overview

We are a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. Our lead product is Tecovirimat, also known as ST-246®, an orally administered antiviral drug that targets orthopoxviruses. While Tecovirimat is not yet licensed as safe or effective by the U.S. Food & Drug Administration (“FDA”), it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project Bioshield.

Tecovirimat, our lead product, is also known as Arestvyr ™. The FDA has recently determined that the current record does not support “Arestvyr” as an acceptable proprietary name for SIGA’s investigational countermeasure to smallpox. SIGA is in discussion with the FDA regarding such determination and is considering a formal appeal of this decision. For the time being, SIGA has reverted to using the generic name “Tecovirimat” for ST-246®. The FDA determination is not expected to have any material operational or financial impact on the Company.

Lead Product - Tecovirimat

On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Tecovirimat to the Strategic Stockpile. The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Tecovirimat; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Tecovirimat. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by HHS under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric formulations of the drug as well as use of Tecovirimat for smallpox prophylaxis. As discussed in Part II, Item 1, “Legal Proceedings,” the amount of profits we will retain pursuant to the BARDA Contract may be adversely affected by the outcome of PharmAthene’s action against SIGA.

We believe Tecovirimat is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. Tecovirimat is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated Tecovirimat for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options and warrants, revenue recognition, impairment of assets and income taxes. Information regarding our critical accounting policies and estimates appear in Item 7, Management’s Discussion of Analysis and Financial Condition and Results of Operation, of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 10, 2014. During the six months ended June 30, 2014, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Three and six months ended June 30, 2014 and 2013

Revenues from research and development contracts and grants for the three months ended June 30, 2014 and 2013, were $651,000 and $965,000, respectively. The decrease in revenue of $314,000, or 33%, primarily reflects a decrease in grant revenues related to Lassa fever and dengue fever.

Revenues from research and development contracts and grants for the six months ended June 30, 2014 and 2013, were $1.2 million and $2.3 million, respectively. The decrease in revenue of $1.1 million, or 48%, is due to a $829,000 decrease in grant revenues related to Lassa fever and dengue fever and a $249,000 decrease in revenues from our federal contracts supporting the development of Tecovirimat.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2014 and 2013 were $2.8 million and $3.2 million, respectively, reflecting a decrease of approximately $367,000, or 12%. The decrease in SG&A primarily relates to a decrease of $286,000 in professional fees.

SG&A for the six months ended June 30, 2014 and 2013 were $5.9 million and $6.2 million, respectively, reflecting a decrease of approximately $310,000, or 5%. The decrease in SG&A primarily relates to decreases of $254,000 in professional fees and $233,000 in office expenses, partially offset by an increase of $105,000 in franchise taxes.

Research and development expenses (“R&D”) were $2.4 million for the three months ended June 30, 2014, a decrease of approximately $759,000 or 24% from the $3.1 million incurred during the the three months ended June 30, 2013. The overall decrease is mostly attributable to a decrease of $802,000 in employee compensation and a $322,000 gain recognized on the sale of lab equipment, both arising from the Optimization Plan, partially offset by a net inventory write-off of $327,000.

R&D expenses were $5.2 million for the six months ended June 30, 2014, a decrease of approximately $1.6 million or 23% from the $6.8 million incurred during the six months ended June 30, 2013. The decrease is mostly attributable to a decrease of $1.6 million in employee compensation and a $322,000 gain recognized on the sale of lab equipment, both arising from the Optimization Plan, partially offset by a net inventory write-off of $672,000.

During the six months ended June 30, 2014 and 2013, we incurred direct costs of $2.0 million and $2.5 million, respectively, on the development of Tecovirimat. During the six months ended June 30, 2014, we spent $206,000 on internal human resources dedicated to the drug’s development and $1.8 million mainly on manufacturing and clinical testing. During the six months ended June 30, 2013, we spent $326,000 on internal human resources dedicated to the drug’s development and $2.1 million mainly on manufacturing and clinical testing. From inception of the ST-246 development program to-date, we invested a total of $58.7 million in the program, of which $10.5 million supported internal human resources, and $48.2 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

Patent preparation expenses for the three and six months ended June 30, 2014 were $226,000 and $512,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Changes in the fair value of liability classified warrants to acquire common stock are recorded as gains or losses. For the three and six months ended June 30, 2014, we recorded a gain of $146,000 and $302,000, respectively, reflecting changes in fair market value of liability classified warrants outstanding during the respective periods. For the three and six months ended June 30, 2013, we recorded gains of $980,000 and $6,000, respectively. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities.

Interest expense for the three and six months ended June 30, 2014 was $124,000 and $264,000 consisting of interest on outstanding debt. Interest expense for the three and six months ended June 30, 2013 was $376,000 and $750,000, reflecting interest on outstanding long-term debt and certain vendor payable arrangements.

For the three and six months ended June 30, 2014, we incurred pre-tax losses of $4.7 million and $10.3 million and corresponding tax benefits of $1.8 million and $4.0 million. The effective tax rate during the corresponding periods were 37.6% and 38.8%. Our effective tax rate was impacted by recurring items such as state and local taxes, non-deductible expenses in addition to an income tax benefit related to the manufacturer’s deduction under Internal Revenue Code Section 199. For the three and six months ended June 30, 2013, we incurred pre-tax net losses of $5.0 million and $12.2 million and corresponding tax benefits of $2.0 million and $4.2 million,

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about our future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income are reduced or not realized, for example, based on the outcome in the PharmAthene litigation described in Part II, Item 1, “Legal Proceedings,” the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

Liquidity and Capital Resources

On June 30, 2014, we had $99.0 million in cash and cash equivalents compared with $91.3 million at December 31, 2013.

In July 2014, 115,000 courses of Tecovirimat were accepted by the Strategic Stockpile. The Company received approximately $15.3 million in July for the delivery and acceptance of these courses.

Operating activities
Net cash provided by operations for the six months ended June 30, 2014 was $8.5 million and net cash used in operations for the six months ended June 30, 2013 was $6.9 million. During the six months ended June 30, 2014, the Company received approximately $26.5 million from BARDA for the delivery of product, partially offset by $7.0 million of cash payments to CMOs for the manufacture, development and other supportive activities for Tecovirimat. In 2013, the cash used in operating activities related to expenditures for the manufacture of Tecovirimat in addition to development and supportive activities for Tecovirimat.

Investing activities
Net cash provided by investing activities for the six months ended June 30, 2014 was $508,713 and net cash used by investing activities for the six months ended June 30, 2013 was $358,541. During the second quarter of 2014, certain laboratory equipment was sold for a gross proceeds of $534,607. Capital expenditures for the six months ended June 30, 2014 and 2013 were $25,894 and $358,541, respectively, reflecting purchases of fixed assets in the ordinary course of business. In 2013, capital expenditures included certain furniture and equipment for new office space in New York.

Financing activities
Cash used in financing activities was $1.3 million during the six months ended June 30, 2014. We repaid $1.0 million of the term loan in accordance with the loan repayment schedule and repurchased $415,938 of common stock to meet minimum statutory tax withholding requirements. The cash outlay was offset by proceeds of $102,035 from exercises of options and warrants to purchase common stock.

Cash provided by financing activities was $8.2 million during the six months ended June 30, 2013. In May 2013, we received $7 million of available funds under a revolving line of credit. Moreover, in the six months ended June 30, 2013, we received $1.4 million from exercises of options and warrants to purchase common stock which was partially offset by $178,093 for the purchase of common stock to meet minimum statutory tax withholding requirements.

Other
We have incurred cumulative net losses and expect to incur additional expenses to perform further research and development activities. As of July 24, 2014, we have delivered an aggregate of approximately 1.3 million courses of Tecovirimat to the Strategic Stockpile, of which 259,000 courses were delivered at no cost to BARDA in accordance with the BARDA Contract. With the delivery and acceptance of 1.3 million courses of Tecovirimat, we have received payment of approximately $136.8 million; additionally, we have received $61.5 million for up-front payments and achieved milestones related to the BARDA Contract. We believe that the funds received from the BARDA Contract (refer to Note 2 to the Condensed Consolidated Financial Statements) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months. As discussed in Part II, Item 1, “Legal Proceedings,” our ability to support our operations may be adversely affected by the outcome in the litigation with PharmAthene. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company's condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements, Note 12 - Recently Issued Accounting Standards.

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants, (iv) the risk that SIGA may not complete performance under SIGA’s contract (the “BARDA Contract”) with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or its products adversely, (xii) the effect of federal, state or foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that our outstanding indebtedness may make it more difficult to obtain additional financing, (xiv) the risk that the U.S. government’s responses (including inaction) to the national and global economic situation may affect SIGA’s business adversely, (xv) the risk that our internal controls will not be effective in detecting or preventing a misstatement in our financial statements, (xvi) the risk that some amounts received and recorded as deferred revenue ultimately may not be recognized as revenue, (xvii) the risk that the remand to the Delaware Court of Chancery could result in a burdensome award of damages or other burdensome order, which could materially and adversely affect the Company, (xviii) the risk that the remand may result in extended and expensive litigation, (xix) the risk that our litigation with PharmAthene may impede our efforts to continue to grow the Company, and (xx) the risk that we may not be able to establish our intended positions or otherwise not prevail in any further court proceedings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery (the “Court” or “Court of Chancery”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246 to declare that we are obliged to execute such a license agreement, and to award damages resulting from our supposed breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on supposed information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process. The Court tried the case in January 2011.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of our financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with our acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. As of June 30, 2014, SIGA has recorded a $2.7 million loss contingency with respect to the fee, expense and interest portion of the judgment.

In June 2012, we appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. We obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million as collateral for the surety bond which is recorded in other assets as of June 30, 2014. The parties briefed the issues and argued before the Delaware Supreme Court,en banc, on January 10, 2013.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	July 31, 2014	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)