Form 10-Q
period 2014-09-30
SIGA TECHNOLOGIES INC
filed 2014-11-04
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
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

As of October 27, 2014 the registrant had outstanding 53,504,296 shares of common stock.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$104,682,642	$91,309,754
Accounts receivable	569,061	982,023
Inventory	18,126,911	20,515,349
Prepaid expenses and other current assets	724,174	750,808
Deferred tax assets	—	10,383,908
Total current assets	124,102,788	123,941,842

Restricted cash	4,000,000	—
Property, plant and equipment, net	913,309	1,382,073
Deferred costs	32,809,441	22,583,202
Goodwill	898,334	898,334
Other assets	1,991,512	2,078,159
Deferred tax assets, net	—	42,940,624
Total assets	$164,715,384	$193,824,234
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$680,930	$5,064,380
Accrued expenses and other current liabilities	1,925,696	4,842,393
Common stock warrants	—	313,425
Current portion of long term debt	1,984,550	1,968,826
Total current liabilities	4,591,176	12,189,024

Deferred revenue	—	162,222,189
Long term debt	499,536	1,989,948
Deferred income tax liability	240,973	—
Other liabilities	415,895	447,605
Liabilities subject to compromise	386,944,313	—
Total liabilities	392,691,893	176,848,766
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Common stock ($.0001 par value, 100,000,000 shares authorized, 53,504,296 and 53,108,844 issued and outstanding at September 30, 2014, and December 31, 2013, respectively)	5,351	5,310
Additional paid-in capital	174,952,893	173,498,028
Accumulated deficit	(402,934,753)	(156,527,870)
Total stockholders’ equity (deficit)	(227,976,509)	16,975,468
Total liabilities and stockholders’ equity (deficit)	$164,715,384	$193,824,234

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Research and development	$1,099,429	$2,292,143	$2,299,456	$4,585,174

Operating expenses
Selling, general and administrative	4,313,540	3,215,197	10,101,130	9,316,565
Research and development	2,742,329	4,260,970	7,927,655	11,037,140
Patent preparation fees	306,009	329,054	817,944	1,087,791
Litigation accrual	175,465,718	50,538	175,565,839	146,668
Total operating expenses	182,827,596	7,855,759	194,412,568	21,588,164
Operating loss	(181,728,167)	(5,563,616)	(192,113,112)	(17,002,990)
Decrease (increase) in fair value of common stock warrants	11,532	(734,955)	313,425	(728,865)
Interest expense	(105,149)	(293,438)	(369,587)	(1,043,316)
Other income, net	5	5	1,061	1,489
Reorganization items	(301,937)	—	(301,937)	—
Loss before income taxes	(182,123,716)	(6,592,004)	(192,470,150)	(18,773,682)
Benefit from (provision for) income taxes	(57,953,045)	1,690,028	(53,936,733)	5,934,806
Net and comprehensive income (loss)	$(240,076,761)	$(4,901,976)	$(246,406,883)	$(12,838,876)
Earnings (loss) per share: basic and diluted	$(4.49)	$(0.09)	$(4.62)	$(0.25)
Weighted average shares outstanding: basic and diluted	53,504,296	52,548,997	53,391,173	52,162,380

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(246,406,883)	$(12,838,876)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	268,037	319,377
Increase (decrease) in fair value of warrants	(313,425)	728,865
Stock-based compensation	1,836,993	1,759,074
Gain on sale of assets	(345,658)	—
Non-cash interest expense	25,312	37,824
Reorganization items	(211,372)	—
Changes in assets and liabilities:
Accounts receivable	412,962	3,548,404
Inventory	2,388,438	653,903
Deferred costs	(10,226,239)	(19,046,118)
Prepaid expenses and other current assets	29,306	(122,200)
Other assets	18,465	122,438
Deferred income taxes, net	53,565,505	(7,252,373)
Accounts payable, accrued expenses and other current liabilities	(7,120,486)	(127,579)
Liabilities subject to compromise	386,944,313	—
Deferred revenue	(162,222,189)	105,005,510
Net cash provided by operating activities	18,643,079	72,788,249
Cash flows from investing activities:
Capital expenditures	(25,894)	(567,881)
Proceeds from sale of assets	569,607	—
Restricted cash	(4,000,000)	—
Net cash provided by (used in) investing activities	(3,456,287)	(567,881)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	102,035	1,630,890
Payment of common stock tendered for employee tax obligations	(415,938)	(178,093)
Proceeds from the issuance of long-term debt	—	7,000,000
Repayment of long-term debt	(1,500,001)	(7,500,000)
Net cash provided by (used in) financing activities	(1,813,904)	952,797
Net increase in cash and cash equivalents	13,372,888	73,173,165
Cash and cash equivalents at beginning of period	91,309,754	32,017,490
Cash and cash equivalents at end of period	$104,682,642	$105,190,655

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$—	$492,191

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2013, included in the 2013 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2013 Annual Report on Form 10-K filed on March 10, 2014. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2013 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year.

Certain prior period amounts have been reclassified to the current period presentation, primarily related to the legal and expert fees accrual in connection with PharmAthene litigation.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is expected to be impacted by the outcome of the Company’s intended appeal of the Remand Opinion (as defined in Note 14), as well as the implementation of any plan of reorganization under the auspices of the Bankruptcy Court (see Note 2). The possibility of a potential substantial loss from the PharmAthene litigation, combined with the costs of the bankruptcy reorganization, may have a significant impact to the Company. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of the Bankruptcy filing and the pending Court of Chancery remand opinion, the realization of assets and the satisfaction of liabilities are subject to uncertainties. Any reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as going concern or as a consequence of the pending Court of Chancery judgment or the Bankruptcy filing.

2. Chapter 11 Filing

On September 16, 2014 (the “Petition Date”), the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) Case Number 14-12623. The Company is continuing to operate its business as a “debtor-in-possession” in accordance with the applicable provisions of the Bankruptcy Code.

The Company commenced the chapter 11 case to preserve and to assure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 3) and to preserve its operations, which would have likely been jeopardized by the enforcement of a judgment stemming from the pending litigation with PharmAthene, Inc. (see Note 14). The chapter 11 filing will allow the Company to continue to perform under the BARDA Contract, and to pursue what it believes is a meritorious appeal of the pending Delaware Chancery Court proceeding, without the necessity of posting a bond.

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene, Inc. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award in an as yet unspecified amount, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. The amount of the total judgment to be decreed by the Court of Chancery is expected to be substantial (see Note 14), and enforcement of that judgment by PharmAthene would have jeopardized the Company's viability and ability to produce and deliver Tecovirimat and to continue research and development activities for Tecovirimat. The chapter 11 case prevents PharmAthene from taking any enforcement action at this time and also will permit the Company's intended appeal of the Remand Opinion to go forward without the need to post a bond.

On September 17, 2014, the Company received Bankruptcy Court approval of certain “first-day” motions which preserve the Company's ability to continue operations without interruption in chapter 11. As part of the “first-day” motions, the Company received approval to pay or otherwise honor certain pre-petition obligations generally designed to support the Company's operations. Additionally, the Bankruptcy Court confirmed the Company's authority to pay for goods and services received post-petition in the ordinary course of business.

As part of the chapter 11 case, the Company has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Company in connection with the administration of its chapter 11 case and its litigation with PharmAthene, and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

In October, the U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “UCC”).  The UCC has a right to be heard on all matters affecting the Company that come before the Bankruptcy Court.  There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed.

Plan of Reorganization
The Company has not yet prepared or filed a plan of reorganization with the Bankruptcy Court. The Company has the exclusive right to file a plan of reorganization through and including January 14, 2015, and to solicit votes on such a plan if filed by such date through and including March 16, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Company's right to seek further extensions of such periods. The Company has the right to seek further extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months in the case of soliciting and obtaining acceptances of such a plan. Implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan, or whether a plan will be confirmed and consummated.

Financial Reporting in Reorganization
The Company applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations effective on September 16, 2014, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the quarter ended September 30, 2014. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be subject to a plan of reorganization must be reported at the amounts expected to be allowed in the Company’s chapter 11 case, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items are disclosed separately in the consolidated statements of cash flow.

On September 17, 2014, the Bankruptcy Court approved on an interim basis a Stipulation and Order between the Company and General Electric Capital Corporation (“GE”), in its capacity as Agent for the lenders under the loan agreement dated December 31, 2012 (the “Loan Agreement”), in connection with the chapter 11 case. The Loan Agreement, consisting of a term loan and revolving line of credit, is a fully secured loan facility. As of the Petition Date, $2.5 million of the term loan was outstanding and no amount was borrowed or outstanding against the revolving line of credit. Pursuant to the Stipulation and Order:

•	The Company can continue to use cash as to which the Agent has a lien;

•	The Company will continue to make its regularly scheduled interest (at the non-default rate) and amortization payments on the term loan under the Loan Agreement;

•	The revolving loan commitment under the Loan Agreement, as to which no borrowings are outstanding, was terminated;

•	The Company paid $70,000 to GE in full satisfaction of all amounts payable under the Loan Agreement in connection with the termination of the revolving loan commitment;

•	The Company will maintain a minimum balance of $4 million in a specified account as collateral for the obligations under the Loan Agreement; and

•
The Company and GE reserve their respective rights as whether interest at the default rate is payable, and if it is determined that it is payable, such amount, less the $70,000 referred to above, shall be added to the amount of the obligations under the Loan Agreement.

The Stipulation and Order was approved by the Bankruptcy Court on a final basis on October 28, 2014. The Company has set aside, in a separate account, $4 million as collateral for obligations under the Loan Agreement and classified this amount as restricted cash on its balance sheet. As long as the Stipulation and Order is in effect, GE has agreed to not seek to take any action to accelerate payment under the Loan Agreement or exercise any remedies. The GE loan is considered fully secured and is not reported as liabilities subject to compromise.

Liabilities Subject to Compromise:
As a result of the chapter 11 filing, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, under the Bankruptcy Code, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. Among other things, the Bankruptcy Court has authorized the Company to pay certain pre-petition claims relating to employees, critical vendors and services for which the Company receives reimbursement from the government.

With regard to pre-petition claims, the Company will notify all known claimants subject to a bar date to be set by the Bankruptcy Court of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which certain claims against the Company must be filed if the claims are not listed in liquidated, non-contingent and undisputed amounts in the Company's schedules of assets and liabilities (the “Schedules”), or if the claimant disagrees with the amount, characterization or classification of its claim as reflected in the Schedules. A bar date has not been set yet by the Bankruptcy Court.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed in the Company’s chapter 11 case, even if they may be settled for lesser amounts. The amounts classified as Liabilities Subject to Compromise as of September 30, 2014 may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the value of any collateral securing such claims, or other events. The Company cannot reasonably estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court until its evaluation, investigation and reconciliation of all filed claims has been completed. Any resulting changes in classification will be reflected in subsequent financial statements.

As of September 30, 2014, Liabilities Subject to Compromise consist of the following:

	September 30, 2014
Deferred revenue	$203,526,317
Accounts payable - pre-petition	3,816,684	(2)
Expectation damages accrual- PharmAthene Litigation	174,934,726
Legal and expert fees accrual - PharmAthene Litigation	3,226,055	(1)
Other accrued expenses - pre-petition	1,440,531	(2)
Total	$386,944,313
(1) $3.2 million is the total accrual for reimbursement of PharmAthene attorney's fees and expert fees, against which there is a$2.7 million surety bond that has cash collaterization of $1.3 million.

(2) Includes liabilities incurred in the performance of the BARDA Contract, for which the Company is eligible to be reimbursed by BARDA. Subsequent to September 30, 2014, the Bankruptcy Court authorized, but did not require, the Company to pay pre-petition liabilities that are eligible to be reimbursed by BARDA. “Accounts payable - pre-petition” includes approximately$557,000 of such liabilities, and “other accrued expenses - pre-petition” includes approximately $121,000 of such liabilities.

Reorganization Items, net:

September 30, 2014
Legal fees	$223,422
Professional fees	6,890
Trustee fees	1,625
Other	70,000
Total	$301,937

Cash paid for reorganization items was $90,565 for the quarter ended September 30, 2014.

Other Related Matters
On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market. The Company appealed such assertion. On October 16, 2014, representatives of the Company appeared before the NASDAQ Stock Market LLC’s hearings panel to present the Company’s appeal, asking the panel to exercise its discretion to allow the Company to maintain its listing for up to five additional months (the limit of the panel’s discretion at this time). On October 29, 2014, the Company received the decision of the NASDAQ hearings panel. The NASDAQ hearings panel decided that the Company’s Common Stock would remain listed, subject to: (a) the Company providing the NASDAQ hearings panel with confidential updates regarding the status of the PharmAthene litigation, public disclosures relating to such litigation and to any possible judgment, and (b) the Company, on or before March 16, 2015, emerging from chapter 11 and evidencing compliance with all requirements for initial listing on the NASDAQ Stock Market. The NASDAQ hearings panel also stated that it reserves the right to reconsider its determination based upon any event, condition or circumstance that exists or develops that would, in the opinion of the panel, make continued listing of the Company’s securities on the NASDAQ Stock Market inadvisable or unwarranted. There can be no assurance that the Company will meet the conditions required by the NASDAQ hearings panel and maintain the listing of its Common Stock on NASDAQ.

Refer to Note 14, “Legal Proceedings” for description of the PharmAthene lawsuit against the Company.

3. Procurement Contract and Research Agreements

Procurement Contract

On May 13, 2011, the Company signed a contract with the Biomedical Advanced Research and Development Authority (“BARDA”) (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Tecovirimat, also known as ST-246®, to the U.S. Strategic National Stockpile (the “Strategic Stockpile”). The base contract, worth approximately $463 million, includes $54 million related to development and supportive activities and contains various options to be exercised at BARDA’s discretion. The period of performance for development and supportive activities runs until 2020. As originally issued, the BARDA Contract included an option for the purchase of up to 12 million additional courses of Tecovirimat; however, following a protest by a competitor of the Company, BARDA issued a contract modification on June 24, 2011 pursuant to which it deleted the option to purchase the additional courses. Under the BARDA Contract as modified, BARDA has agreed to buy from SIGA 1.7 million courses of Tecovirimat. Additionally, SIGA will contribute to BARDA 300,000 courses manufactured primarily using federal funds provided by the U.S. Department of Health and Human Services (“HHS”) under prior development contracts. The BARDA Contract as modified also contains options that will permit SIGA to continue its work on pediatric and geriatric versions of the drug as well as use of Tecovirimat for smallpox prophylaxis. As described in Note 14, the amount of profits SIGA will retain pursuant to the BARDA Contract may be adversely affected by the outcome of PharmAthene’s action against SIGA.

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

As of September 30, 2014 and December 31, 2013, deferred direct costs under the BARDA Contract of approximately $32.8 million and $22.6 million, respectively, are included in deferred costs on the consolidated balance sheets. As of September 30, 2014, the Company recorded $203.5 million of deferred revenue for the delivery and acceptance of Tecovirimat into the Strategic Stockpile and for certain research and development services provided as part of the BARDA Contract. For the three and nine months ended September 30, 2014, revenue from reimbursed research and development was $1.1 million and $1.7 million, respectively.

As of September 30, 2014, an aggregate of approximately 1.3 million courses of Tecovirimat have been accepted by the Strategic Stockpile; this includes the cumulative delivery of 259,000 courses at no cost to BARDA in accordance with the BARDA Contract.

Research Agreements

The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $9.5 million. Because of the Optimization Program (refer to Note 12), we do not expect to utilize all available funds under the grant covering pre-clinical drug candidates.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and contract grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

In connection with the Optimization Program, in July 2014, the Company entered into an asset purchase agreement to sell and transfer its pre-clinical Arenavirus assets and research and development grant relating to Lassa fever to Kineta Four, LLC (the “Purchaser”), an unrelated party. In exchange for the transfer of certain assets and intellectual property rights, the Company received profit interest units (“Units”) in Kineta Four, LLC, and the Company is eligible for approximately $5.1 million of later-stage milestone payments and royalties of up to 4% on sales of drugs that use the transferred intellectual property rights. The Units, which have no voting rights, could provide the Company with a participation of approximately 5 - 10% of any cash distribution, if any, by Kineta Four, LLC, depending on future fundraising by Kineta Four, LLC. The assets transferred as part of the asset purchase agreement are the sole operating assets of Kineta Four, LLC. The asset purchase agreement had no impact on the Company's results of operations as the assets and intellectual property transferred to the Purchaser had no book value.

4. Equity and Financial Instruments

On September 30, 2014, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board.

At September 30, 2014 there were no liability classified warrants. At December 31, 2013, the fair market value of outstanding liability classified warrants was $313,425. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimated the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

For the three months ended September 30, 2014 and 2013, the Company recorded a gain and a (loss) of $11,532 and $(734,955), respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a gain and a (loss) of $313,425 and $(728,865), respectively. The gain and (loss) are a result of net decrease and (increase), respectively in fair value of Commitment Warrants (as discussed below) during respective periods.

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

On June 18, 2010, M&F notified SIGA of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement following earlier investments and entered into a Deferred Closing and Registration Rights Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to SIGA in exchange for the issuance of (i) 1,797,386 shares of common stock and

(ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share; the warrants are exercisable for a term of four years from the issuance date. On July 26, 2014, the warrants expired and the Company recognized a gain of $11,532.

On April 30, 2013, SIGA entered into a Services Agreement with MacAndrews & Forbes LLC (“M&F”), a related party, for certain professional and administrative services. The Services Agreement has a term of three years. As consideration for the Services Agreement, SIGA issued warrants to M&F to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The warrants are fully vested, immediately exercisable and remain exercisable for two years from the issuance date. The grant-date fair value, determined using the Black-Scholes model as previously described, is recorded as an asset with a corresponding increase to equity. The asset is expensed over the contractual term of the warrants. For the three months ended September 30, 2014 and 2013, the Company recorded an expense of $34,091.

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

The following is a reconciliation of the basic and diluted net income (loss) per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	(240,076,761)	$(4,901,976)	(246,406,883)	$(12,838,876)
Weighted-average shares: basic and diluted	53,504,296	52,548,997	53,391,173	52,162,380
Earnings (loss) per share: basic and diluted	$(4.49)	$(0.09)	$(4.62)	$(0.25)

The Company incurred losses for the three and nine months ended September 30, 2014 and 2013 and as a result, certain equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock Options	2,165,307	2,621,790	2,192,397	2,794,489
Stock-Settled Stock Appreciation Rights	383,890	446,279	393,551	448,694
Restricted Stock Units	1,155,638	988,150	1,221,653	986,692
Warrants	453,183	1,874,670	949,120	1,980,623

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

6. Fair Value of Financial Instruments

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At September 30, 2014 and December 31, 2013, the fair value of liability classified warrants was $0 and $313,425, respectively.

As of September 30, 2014 and December 31, 2013, the Company had $2.5 million and $4.0 million of term loan outstanding, respectively, from a loan entered into on December 31, 2012. The fair value of the loan, which is measured using Level 2 inputs, approximates book value at September 30, 2014 and December 31, 2013. For the three and nine months ended September 30, 2014 and 2013, the Company did not hold level 3 securities.

7. Related Party Transactions

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

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended September 30, 2014 and 2013, the Company incurred costs of $148,360 and $240,167, respectively, related to services provided by the outside counsel. During the nine months ended September 30, 2014 and 2013, the Company incurred costs of $545,651 and $1.0 million , respectively. On September 30, 2014, the Company had no outstanding payables to the outside counsel.

8. Inventory

During the nine months ended September 30, 2014, approximately 504,000 courses were accepted into the Strategic Stockpile; due to the deferral of revenue under the BARDA Contract, amounts that would be otherwise recorded as cost of goods sold for delivered and accepted courses are recorded as deferred costs in the balance sheet.

The value of inventory represents the costs incurred to manufacture Tecovirimat under the BARDA Contract. Manufacturing costs incurred to complete production of courses of Tecovirimat will be recorded as inventory and reclassified to deferred costs upon delivery and acceptance to the extent related revenue is deferred.

Inventory consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Work in-process	$18,126,911	$14,363,151
Finished goods	—	6,152,198
Inventory	$18,126,911	$20,515,349

The Company has revised the disclosure of the previously reported components of inventory at December 31, 2013.

For the three months ended September 30, 2014, there was no inventory write-down. For the nine months ended September 30, 2014, research and development expense included inventory write-down of $0.9 million.

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Laboratory equipment	$—	$2,473,428
Leasehold improvements	3,170,597	3,166,622
Computer equipment	669,782	655,364
Furniture and fixtures	486,656	488,168
	4,327,035	6,783,582
Less - accumulated depreciation	(3,413,726)	(5,401,509)
Property, plant and equipment, net	$913,309	$1,382,073

Depreciation and amortization expense on property, plant, and equipment was $87,233 and $116,618 for the three months ended September 30, 2014 and 2013, respectively, and was $268,037 and $319,377 for the nine months ended September 30, 2014 and 2013, respectively.

As a result of the Optimization Plan described in Note 12, in March 2014 the Company engaged a third-party to manage the disposition of certain laboratory equipment. In the second quarter of 2014, certain laboratory equipment with a net book value of $212,720 was sold for gross proceeds of $534,607, which resulted in a gain of $321,887. In the third quarter of 2014, certain laboratory equipment with a net book value of $11,228 was sold for gross proceeds of $35,000, which resulted in a gain of $23,771.

10. Accrued Expenses

Accrued expenses and other current liabilities not subject to compromise consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Legal and expert fees accrual - PharmAthene Litigation	$—	$2,635,270
Professional fees	544,537	794,275
Vacation	256,956	252,410
Other	1,124,203	1,160,438
Accrued expenses and other current liabilities	$1,925,696	$4,842,393

The accrued expenses at September 30, 2014 are not subject to compromise as they are generally incurred subsequent to the Petition Date. Certain pre-petition claims relating to employee wages, benefits, and taxes are included in accrued expenses not subject to compromise as the Bankruptcy Court granted the Company authority to pay these expenses in the normal course of business.

11. Income Tax

Accounting Standards Codification (“ASC”) 740, Income Taxes requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts, and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels in the future years.

During the quarter ended September 30, 2014, the Company recorded a loss accrual for expectation damages of $175 million related to the PharmAthene litigation (see Note 14) and filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Bankruptcy Code (see Note 2). Additionally, the PharmAthene litigation and recent chapter 11 filing raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company has concluded that it could no longer realize its deferred tax assets on a more likely than not basis and recorded a non-cash charge of $54 million to establish a valuation allowance against all of its deferred tax assets. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence is no longer present.

12. Operational Restructuring

In the fourth quarter of 2013, the Company began an optimization program to increase efficiencies within its operations (the “Optimization Program”). This program, which included a reduction in employee headcount, is intended to align the Company’s resources, staff and efforts with the most promising growth opportunities. The Optimization Program targeted a $6 million reduction in annual operating expenses, of which a substantial portion of the reduction was implemented at December 31, 2013. For the year ended December 31, 2013, the Company recorded a restructuring charge of $512,944 which included a non-cash asset impairment for the write-off of certain prepaid assets. At September 30, 2014, the remaining severance accrual of $4,050 is classified as not subject to compromise. The following table summarizes the activity for the nine months ended September 30, 2014:

	Accrued as of December 31, 2013	Charges	Payments	Accrued as of September 30, 2014
Severance Charges	$118,230	$—	$(114,180)	$4,050

13. Recently Issued Accounting Standards

In August 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. This ASU states that, when making this assessment, management should consider relevant conditions or events that are known or reasonably knowable on the date the financial statements are issued or available to be issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

14. Legal Proceedings

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company’s financial statements, (b) the net profits calculation would take into account expenses relating to Tecovirimat commencing with the Company’s acquisition of Tecovirimat in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. .

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million of cash as 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of September 30, 2014.

On January 10, 2013, the parties briefed the issues, and argued before the Delaware Supreme Court, en banc.

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
On August 8, 2014, the Court of Chancery issued its memorandum opinion and order (the “Remand Opinion”). In its Remand Opinion, the Court of Chancery reversed its earlier conclusions and held that PharmAthene had carried its burden of demonstrating its entitlement to lump sum expectation damages for its lost profits related to Tecovirimat by a preponderance of the evidence. It also stated that in order to calculate PharmAthene’s lost profits, several modifications to the valuation model presented at trial (which the Court of Chancery had rejected as too speculative, among other things, in its post-trial opinion) were required, which modifications the Court of Chancery set forth in the Remand Opinion. The Court of Chancery ruled that PharmAthene is entitled to the value of the revised calculations plus pre and post-judgment interest at the legal rate, compounded quarterly, with prejudgment interest to accrue from December 20, 2006. The Court of Chancery also denied and dismissed with prejudice PharmAthene’s claims that it is entitled to specific performance or an equitable payment stream, on the grounds that PharmAthene is limited to a contractual remedy and has an adequate remedy at law. Finally, the Court of Chancery ruled that PharmAthene was entitled to (i) forty percent of the reasonable attorneys’ fees and expenses it incurred through post-trial argument, (ii) one-third of the reasonable attorneys’ fees and expenses it incurred in the remand proceedings, (iii) sixty percent of expert witness fees it incurred in the pretrial and trial phases, and (iv) and one-tenth of the expert witness fees it incurred in the remand proceedings.

The Remand Opinion provided that the parties must perform damages calculations using the court's newly modified but previously rejected model. PharmAthene would provide SIGA with a lump sum damages calculation within 10 business days and that SIGA would respond within 10 business days with its own calculation, or agreement with PharmAthene. Additionally, the Remand Opinion specified that the competing calculations would be submitted to the Court of Chancery within 30 days from the date on which PharmAthene provided its lump sum damages calculation to SIGA, if there is continuing disagreement on the narrow issue of performing the court's required calculations.

On September 16, 2014, as a consequence of SIGA's chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 2). On October 8, 2014, the Bankruptcy Court approved a Stipulation between the Company and PharmAthene partially lifting the stay to permit the litigation before the Delaware Court of Chancery to proceed, including all appeals. The Stipulation, however, provides that the stay shall remain in effect with respect to the enforcement of any judgment that may be entered.

On October 17, the Company and PharmAthene separately submitted lump sum damages calculations to the Court of Chancery. PharmAthene’s submission noted a damages calculation, inclusive of pre-judgment interest, of approximately$233 million as of September 30, 2014. The Company’s submission noted a damages calculation, inclusive of pre-judgment interest, of approximately $173 million as of August 8, 2014 (the date of the Remand Opinion). The separate calculations submitted by PharmAthene and the Company are based on each parties’ interpretation of the adjusted valuation methodology the Court of Chancery directed the parties to utilize in the Remand Opinion. The ultimate loss to be incurred from this litigation is highly uncertain and may be significantly different from the range of calculations. In its submission, the Company stated that SIGA intends to argue on appeal that PharmAthene has no entitlement to any award of expectation damages, but, rather, should be limited to a recovery of its reliance interest of approximately $200,000. Accordingly, the ultimate loss to be incurred from this litigation is highly uncertain and may be significantly different from the range of calculations set forth in the October 17 submissions to the Court of Chancery.

As part of the October 17 submissions to the Court of Chancery, PharmAthene calculated SIGA’s liability for reimbursement of attorney’s fees, expert witness costs and other costs as $3.2 million.

As of the filing of this Form 10-Q, the Court of Chancery has not responded to the parties’ submissions and has not issued a final judgment specifying the dollar amount of lump sum damages, or the dollar amount for reimbursement of attorney’s fees, expert witness costs and other costs.

The ultimate loss to be incurred in the future from the PharmAthene litigation is uncertain. However, SIGA believes that an ultimate loss of some amount is probable. Because the future outcome of SIGA's intended appeal to the Supreme Court of Delaware is highly uncertain, the Company has based its loss accrual on the October 17, 2014 Court of Chancery submissions by PharmAthene and the Company described above. Based on these submissions to the Court of Chancery, SIGA has recorded a loss accrual for expectation damages of $175 million as of September 30, 2014. This amount includes pre-judgment interest accrued through September 30, 2014, and it reflects the minimum amount within the range of calculations submitted to the Court of Chancery dictated by the narrow constraints of the Remand Opinion and related order. Notwithstanding the Company's view that the range of calculations is inappropriate and will be appealed, the minimum of the range was selected because no amount in the range is a better estimate than any other amount.

The ultimate outcome of SIGA’s appeal of the Remand Opinion and related order of the Court of Chancery is unpredictable, and the ultimate amount of the loss may be significantly different than the amount accrued. As noted above, SIGA intends to argue on appeal that PharmAthene has no entitlement to any award of expectation damages, but, rather, should be limited to a recovery of its reliance interest of approximately $200,000. In addition to the damages loss accrual, SIGA has separately accrued $3.2 million for PharmAthene’s attorneys’ fees and expert expenses related to the case.

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

Chapter 11 Filing

On September 16, 2014, the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) Case Number 14-12623. The Company is continuing to operate its business as a “debtor-in-possession” in accordance with the applicable provisions of the Bankruptcy Code.

The Company commenced the chapter 11 case to preserve and to assure its ability to satisfy its commitments under the BARDA Contract and to preserve its operations, which would have likely been jeopardized by the enforcement of a judgment stemming from the pending litigation with PharmAthene, Inc. (see Part II, Item 1, “Legal Proceedings”). The chapter 11 filing will allow the Company to continue to perform under the BARDA Contract, and to pursue what it believes is a meritorious appeal of the pending Delaware Chancery Court proceeding, without the necessity of posting a bond.

The chapter 11 filing prevents PharmAthene from taking any enforcement action at this time and also will permit the Company's intended appeal of the Remand Opinion to go forward.

On September 17, 2014, the Company received Bankruptcy Court approval of certain “first-day” motions which preserve the Company’s ability to continue operations without interruption in chapter 11. As part of the “first-day” motions, the Company received approval to pay or otherwise honor certain pre-petition obligations generally designed to support the Company’s operations. Additionally, the Bankruptcy Court confirmed the Company's authority to pay for goods and services received post -petition in the ordinary course of business.

As part of the chapter 11 case, the Company has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Company in connection with the administration of its chapter 11 case and its litigation with PharmAthene, and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

In October, the U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “UCC”).  The UCC has a right to be heard on all matters affecting the Company that come before the Bankruptcy Court.  There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed.

On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market. The Company appealed such assertion. On October 16, 2014, representatives of the Company appeared before the NASDAQ Stock Market LLC’s hearings panel to present the Company’s appeal, asking the panel to exercise its discretion to allow the Company to maintain its listing for up to five additional months (the limit of the panel’s discretion at this time). On October 29, 2014, the Company received the decision of the NASDAQ hearings panel. The NASDAQ hearings panel decided that the Company’s Common Stock would remain listed, subject to: (a) the Company providing the NASDAQ hearings panel with confidential updates regarding the status of the PharmAthene litigation, public disclosures relating to such litigation and to any possible judgment, and (b) the Company, on or before March 16, 2015, emerging from chapter 11 and evidencing compliance with all requirements for initial listing on the NASDAQ Stock Market. The NASDAQ hearings panel also stated that it reserves the right to reconsider its determination based upon any event, condition or circumstance that exists or develops that would, in the opinion of the panel, make continued listing of the Company’s securities on the NASDAQ Stock Market inadvisable or unwarranted. There can be no assurance that the Company will meet the conditions required by the NASDAQ hearings panel and maintain the listing of its Common Stock on NASDAQ.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options and warrants, revenue recognition, impairment of assets, litigation accrual, and income taxes. Information regarding our critical accounting policies and estimates appear in Item 7, Management’s Discussion of Analysis and Financial Condition and Results of Operation, of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed on March 10, 2014. During the nine months ended September 30, 2014, there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Three and nine months ended September 30, 2014 and 2013

Revenues from research and development contracts and grants for the three months ended September 30, 2014 and 2013, were $1.1 million and $2.3 million, respectively. The decrease in revenue of $1.2 million, or 52%, primarily reflects a decrease of $0.7 million in revenues from our grants supporting research related to Lassa fever and dengue fever. For the three months ended September 30, 2014, there was no revenue from the Lassa fever grant due to the sale and transfer of our Lassa fever research and development grant, in July 2014, to Kineta Four, LLC. The decrease in revenue also reflects a $0.5 million decrease in revenues from our federal contracts supporting the development of Tecovirimat.

Revenues from research and development contracts and grants for the nine months ended September 30, 2014 and 2013, were $2.3 million and $4.6 million, respectively. The decrease in revenue of $2.3 million, or 50%, is due to a $1.6 million decrease in grant revenues related to Lassa fever and dengue fever and a $0.7 million decrease in revenues from our federal contracts supporting the development of Tecovirimat.

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2014 and 2013 were $4.3 million and $3.2 million, respectively, reflecting an increase of approximately $1.1 million, or 34%. The increase in SG&A is primarily attributable to an increase of $0.8 million in professional service fees in connection with business development and strategic initiatives.

SG&A for the nine months ended September 30, 2014 and 2013 were $10.1 million and $9.3 million, respectively, reflecting an increase of approximately $0.8 million, or 8%. The increase in SG&A is primarily attributable to an increase of $0.8 million in professional service fees in connection with business development and strategic initiatives, partially offset by a decrease of $0.2 million in office expenses.

Research and development expenses (“R&D”) were $2.7 million for the three months ended September 30, 2014, a decrease of approximately $1.5 million or 36% from the $4.3 million incurred during the three months ended September 30, 2013. The overall decrease is primarily attributable to a decrease of approximately $0.8 million in employee compensation, due to the Optimization Program and a $0.5 million decrease in direct vendor-related expenses supporting the development of Tecovirimat and the dengue and Lassa fever programs.

R&D expenses were $7.9 million for the nine months ended September 30, 2014, a decrease of approximately $3.1 million or 28% from the $11.0 million incurred during the nine months ended September 30, 2013. The decrease is primarily attributable to a decrease of approximately $2.4 million in employee compensation, due to the Optimization Program and a $1.1 million decrease in direct vendor-related expenses supporting the development of Tecovirimat and the dengue and Lassa fever programs, partially offset by a net inventory write-off of $0.6 million.

During the nine months ended September 30, 2014 and 2013, we incurred direct costs of $2.9 million and $3.5 million, respectively, on the development of Tecovirimat. During the nine months ended September 30, 2014, we spent $315,000 on internal human resources dedicated to the drug’s development and $2.6 million mainly on manufacturing and clinical testing. During the nine months ended September 30, 2013, we spent $484,000 on internal human resources dedicated to the drug’s development and $3.0 million mainly on manufacturing and clinical testing. From inception of the Tecovirimat development program to-date, we invested a total of $59.6 million in the program, of which $10.6 million supported internal human resources, and $49.0 million were used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

Patent preparation expenses for the three and nine months ended September 30, 2014 were $306,000 and $818,000, respectively. These expenses reflect our ongoing efforts to protect our intellectual property in various geographic territories.

Changes in the fair value of liability classified warrants to acquire common stock are recorded as gains or losses. For the three and nine months ended September 30, 2014, we recorded a gain of $12,000 and $313,000, respectively, reflecting changes in fair market value of liability classified warrants outstanding during the respective periods. For the three and nine months ended September 30, 2013, we recorded losses of $735,000 and $729,000, respectively. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities. At September 30, 2014, there were no liability classified warrants outstanding.

Interest expense for the three and nine months ended September 30, 2014 was $105,000 and $370,000 consisting of interest on outstanding debt. Interest expense for the three and nine months ended September 30, 2013 was $293,000 and $1.0 million, reflecting interest on outstanding long-term debt and certain vendor payable arrangements.

For the three months ended September 30, 2014, the Company recorded approximately $175 million of loss accrual in connection with the PharmAthene litigation. Refer to Part II, Item 1, "Legal Proceedings") for additional information.

For the three months ended September 30, 2014, the Company incurred approximately $302,000 in reorganization expenses in connection with the chapter 11 filing. Refer to Note 2 to the financial statements for additional information.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. This includes assessing available positive and negative evidence to determine if sufficient future tax income will be generated to utilize existing deferred tax assets.
During the quarter ended September 30, 2014, the Company recorded a loss accrual for expectation damages of $175 million related to the PharmAthene litigation (see Note 14) and filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Bankruptcy Code (see Note 2). Additionally, the Pharmathene litigation and recent chapter 11 filing raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company has concluded that it could no longer realize its deferred tax assets on a more likely than not basis and recorded a non-cash charge to establish a valuation allowance against all of its deferred tax assets.

For the three and nine months ended September 30, 2014, the Company incurred net losses but recorded an income tax provision of $58million and $54 million, respectively, as the Company could no longer conclude its deferred tax assets were realizable. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence is no longer present. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

Liquidity and Capital Resources

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion in the litigation initiated against the Company in 2006 by PharmAthene, Inc. (see Part II, Item 1, “Legal Proceedings”). In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award in an as yet unspecified amount, with interest and fees, based on United States government purchases of the Company’s smallpox drug allegedly anticipated as of December 2006. The amount of the total judgment to be decreed by the Court of Chancery is expected to be substantial. However, the chapter 11 filing will prevent PharmAthene from taking any enforcement actions at this time and also will allow the Company to pursue what it believes is a meritorious appeal of the Remand Opinion and related order (see Part II, Item 1, “Legal Proceedings).

As of September 30, 2014, we have delivered an aggregate of approximately 1.3 million courses of Tecovirimat to the Strategic Stockpile, of which 259,000 courses were delivered at no cost to BARDA in accordance with the BARDA Contract. With the delivery and acceptance of 1.3 million courses of Tecovirimat, we have received payment of approximately $136.8 million; additionally, we have received $61.5 million for up-front payments and achieved milestones related to the BARDA Contract. We believe that the funds received from the BARDA Contract (see Note 3 to the financial statements) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months; however, the total amount of the judgment to be decreed by the Court of Chancery is likely to be substantial. There can be no assurance that cash on hand, cash generated through operations by future delivery of courses to BARDA, cash generated from asset sales, and other available funds will be sufficient to satisfy the ultimate resolution of the PharmAthene litigation. The possibility of potential substantial loss from the PharmAthene litigation, combined with the costs attendant to the administration of the Company's chapter 11 case, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

On September 30, 2014, we had $104.7 million in cash and cash equivalents compared with $91.3 million at December 31, 2013. The Company had $4 million in restricted cash as collateral for obligations under the General Electric Corporation term loan.

Operating activities
Net cash provided by operations for the nine months ended September 30, 2014 and 2013 was $18.6 million and $72.8 million, respectively. During the nine months ended September 30, 2014, the Company received approximately $40.8 million from BARDA for the delivery of product, partially offset by $7.1 million of cash payments to CMOs for the manufacture, development and other supportive activities for Tecovirimat. In 2013, the cash provided in operating activities primarily related to cash received in connection with the delivery of product to BARDA.

Investing activities
Net cash used by investing activities for the nine months ended September 30, 2014 was $3.5 million. During the third quarter of 2014, the Company has set aside, in a separate account, $4 million as collateral for obligations under the General Electric Corporation term loan and classified this amount as restricted cash on its balance sheet, offset by a $0.6 million gross proceeds from the sale of certain laboratory equipment during the second quarter of 2014. Net cash used by investing activities for the nine months ended September 30, 2013 was $0.6 million. For the nine months ended September 30, 2013, cash usage was due to capital expenditures, including certain furniture and equipment for new office space in New York.

Financing activities
Cash used in financing activities was $1.8 million during the nine months ended September 30, 2014. We repaid $1.5 million of our term loan in accordance with the loan repayment schedule and repurchased $415,938 of common stock to meet minimum statutory tax withholding requirements. The cash outlay was offset by proceeds of $102,035 from exercises of options and warrants to purchase common stock.

Cash provided by financing activities was $1.0 million during the nine months ended September 30, 2013. In the nine months ended September 30, 2013, we received $1.6 million from exercises of options and warrants to purchase common stock which was partially offset by a $500,000 repayment of our term loan in accordance with the loan repayment schedule.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company's condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements, Note 13 - Recently Issued Accounting Standards.

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to the progress of SIGA’s development programs and time lines for bringing products to market, the enforceability of the BARDA Contract, the final resolution of our ongoing litigation with PharmAthene, Inc., the anticipated damages amount to be awarded to PharmAthene, Inc. in connection with the recent Delaware Chancery Court opinion, and the administration of SIGA’s chapter 11 case. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants, (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that the changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that our outstanding indebtedness or chapter 11 case may make it more difficult to obtain additional financing, (xiv) the risk that our internal controls will not be effective in detecting or preventing a misstatement in our financial statements, (xv) the risk that some amounts received and recorded as deferred revenue may someday be determined to have been more properly characterized as revenue when received, (xvi) the risk that some amounts received and recorded as deferred revenue ultimately may not be recognized as revenue, (xvii) the risk that any appeal of the post-remand opinion may not be successful and that such post-remand opinion will be upheld in whole or in part, or that an appeal, if any, by SIGA may result in a different, less favorable ruling that could materially and adversely affect the Company, (xviii) the risk that any appeal may result in extended and expensive litigation, (xix) the risk that continued litigation with PharmAthene, Inc. may impede SIGA’s efforts to continue to grow, (xx) the risk that SIGA may not be able to establish its intended positions or otherwise may not prevail in any further court proceedings with respect to the litigation with PharmAthene, and (xxi) the costs and expenses and other inherent uncertainty attendant to a chapter 11 case.

More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and SIGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and in other documents that SIGA has filed with the SEC. SIGA urges investors and security holders to read those documents free of charge at the SEC’s Web site at http://www.sec.gov. Forward-looking statements are current only as of the date on which such statements were made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against SIGA in the Delaware Court of Chancery (the “Court” or the “Court of Chancery”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-N. In its amended complaint, PharmAthene asked the Court to order the Company to enter into a license agreement with PharmAthene with respect to Tecovirimat, also known as ST-246, to declare that the Company is obliged to execute such a license agreement, and to award damages resulting from the Company’s supposed breach of that obligation. PharmAthene also alleged that the Company breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on supposed information, capital, and assistance that PharmAthene allegedly provided to the Company during the negotiation process. The Court tried the case in January 2011.

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

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company’s financial statements, (b) the net profits calculation would take into account expenses relating to Tecovirimat commencing with the Company’s acquisition of Tecovirimat in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses. .

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million of cash as 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of September 30, 2014.

On January 10, 2013, the parties briefed the issues, and argued before the Delaware Supreme Court, en banc.

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

On August 8, 2014, the Court of Chancery issued its memorandum opinion and order (the “Remand Opinion”). In its Remand Opinion, the Court of Chancery reversed its earlier conclusions and held that PharmAthene had carried its burden of demonstrating its entitlement to lump sum expectation damages for its lost profits related to Tecovirimat by a preponderance of the evidence. It also stated that in order to calculate PharmAthene’s lost profits, several modifications to the valuation model presented at trial (which the Court of Chancery had rejected as too speculative, among other things, in its post-trial opinion) were required, which modifications the Court of Chancery set forth in the Remand Opinion. The Court of Chancery ruled that PharmAthene is entitled to the value of the revised calculations plus pre and post-judgment interest at the legal rate, compounded quarterly, with prejudgment interest to accrue from December 20, 2006. The Court of Chancery also denied and dismissed with prejudice PharmAthene’s claims that it is entitled to specific performance or an equitable payment stream, on the grounds that PharmAthene is limited to a contractual remedy and has an adequate remedy at law. Finally, the Court of Chancery ruled that PharmAthene was entitled to (i) forty percent of the reasonable attorneys’ fees and expenses it incurred through post-trial argument, (ii) one-third of the reasonable attorneys’ fees and expenses it incurred in the remand proceedings, (iii) sixty percent of expert witness fees it incurred in the pretrial and trial phases, and (iv) and one-tenth of the expert witness fees it incurred in the remand proceedings.

The Remand Opinion provided that the parties must perform damages calculations using the court's newly modified but previously rejected model. PharmAthene would provide SIGA with a lump sum damages calculation within 10 business days and that SIGA would respond within 10 business days with its own calculation, or agreement with PharmAthene. Additionally, the Remand Opinion specified that the competing calculations would be submitted to the Court of Chancery within 30 days from the date on which PharmAthene provided its lump sum damages calculation to SIGA, if there is continuing disagreement on the narrow issue of performing the court's required calculations.

On September 16, 2014, as a consequence of SIGA’s chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 2). On October 8, 2014, the Bankruptcy Court approved a Stipulation between the Company and PharmAthene partially lifting the stay to permit the litigation before the Delaware Chancery Court to proceed, including all appeals. The Stipulation, however, provides that the stay shall remain in effect with respect to the enforcement of any judgment that may be entered.

On October 17, the Company and PharmAthene separately submitted lump sum damages calculations to the Court of Chancery. PharmAthene’s submission noted a damages calculation, inclusive of pre-judgment interest, of approximately $233 million as of September 30, 2014. The Company’s submission noted a damages calculation, inclusive of pre-judgment interest, of approximately $173 million as of August 8, 2014 (the date of the Remand Opinion). The separate calculations submitted by PharmAthene and the Company are based on each parties’ interpretation of the adjusted valuation methodology the Court of Chancery directed the parties to utilize in the Remand Opinion. The ultimate loss to be incurred from this litigation is highly uncertain and may be significantly different from the range of calculations. In its submission, the Company stated that SIGA intends to argue on appeal that PharmAthene has no entitlement to any award of expectation damages, but, rather, should be limited to a recovery of its reliance interest of approximately $200,000. Accordingly, the ultimate loss to be incurred from this litigation is highly uncertain and may be significantly different from the range of calculations set forth in the October 17 submissions to the Court of Chancery.

As part of the October 17 submissions, PharmAthene calculated SIGA’s liability for reimbursement of attorney’s fees, expert witness costs and other costs as $3.2 million.

As of the filing of this Form 10-Q, the Court of Chancery has not responded to the parties’ submissions and has not issued a final judgment specifying the dollar amount of lump sum damages, or the dollar amount for reimbursement of attorney’s fees, expert witness costs and other costs.

The ultimate loss to be incurred in the future from the PharmAthene litigation is uncertain. However, SIGA believes that an ultimate loss of some amount is probable. Because the future outcome of SIGA's intended appeal to the Supreme Court of Delaware is highly uncertain, the Company has based its loss accrual on the October 17, 2014 Court of Chancery submissions by PharmAthene and the Company described above. Based on these submissions to the Court of Chancery, SIGA has recorded a loss accrual for expectation damages of $175 million as of September 30, 2014. This amount includes pre-judgment interest accrued through September 30, 2014, and it reflects the minimum amount within the range of calculations submitted to the Court of Chancery dictated by the narrow constraints of the Remand Opinion and related order. Notwithstanding the Company's view that the range of calculations is inappropriate and will be appealed, the minimum of the range was selected because no amount in the range is a better estimate than any other amount.

The ultimate outcome of SIGA’s appeal of the Remand Opinion and related order of the Court of Chancery is unpredictable, and the ultimate amount of the loss may be significantly different than the amount accrued. As noted above, SIGA intends to argue on appeal that PharmAthene has no entitlement to any award of expectation damages, but, rather, should be limited to a recovery of its reliance interest of approximately $200,000.

In addition to the damages loss accrual, SIGA has separately accrued $3.2 million for PharmAthene’s attorneys’ fees and expert expenses, related to the case.

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

Risks and uncertainties associated with our chapter 11 filing may lead to potential adverse effects on our liquidity, results of operations or business prospects.

We are subject to a number of risks and uncertainties associated with the filing of voluntary petitions for relief under chapter 11, which may lead to potential adverse effects on our liquidity, results of operations or business prospects. We cannot assure you of the outcome of our chapter 11 case. Risks associated with the chapter 11 filing include the following:

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions in the chapter 11 case and the outcomes of Bankruptcy Court rulings in the case in general;

•	the length of time we will operate in chapter 11 and our ability to successfully emerge;

•	our ability to consummate a plan of reorganization in our chapter 11 case;

•	risks associated with third party motions and other pleadings in the chapter 11 case, which may interfere with the administration of the chapter 11 case;

•	the ability to maintain sufficient liquidity throughout the chapter 11 case;

•	increased costs related to the bankruptcy filing and other litigation;

•	our ability to manage contracts that are critical to our operation, and to obtain and maintain appropriate terms with customers, suppliers and service providers;

•	whether our foreign subsidiaries continue to operate their business in the normal course;

•	the resolution of all pre-petition claims against us; and

•	our ability to maintain existing customers, vendor relationships and expand sales to new customers.

Our common stock could be delisted by NASDAQ, and if such delisting occurs it could limit the liquidity of our common stock, increase its volatility and hinder our ability to raise capital.

On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market. The Company appealed such assertion. On October 16, 2014, representatives of the Company appeared before the NASDAQ Stock Market LLC’s hearings panel to present the Company’s appeal, asking the panel to exercise its discretion to allow the Company to maintain its listing for up to five additional months (the limit of the panel’s discretion at this time). On October 29, 2014, the Company received the decision of the NASDAQ hearings panel. The NASDAQ hearings panel decided that the Company’s Common Stock would remain listed, subject to: (a) the Company providing the NASDAQ hearings panel with confidential updates regarding the status of the PharmAthene litigation, public disclosures relating to such litigation and to any possible judgment, and (b) the Company, on or before March 16, 2015, emerging from chapter 11 and evidencing compliance with all requirements for initial listing on the NASDAQ Stock Market. The NASDAQ hearings panel also stated that it reserves the right to reconsider its determination based upon any event, condition or circumstance that exists or develops that would, in the opinion of the panel, make continued listing of the Company’s securities on the NASDAQ Stock Market inadvisable or unwarranted. There can be no assurance that the Company will meet the conditions required by the NASDAQ hearings panel and maintain the listing of its Common Stock on NASDAQ.

If our common stock is delisted by NASDAQ, our common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of shareholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from NASDAQ would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

None.

Item 6. Exhibits

10.1
Commercial Manufacturing Agreement, dated August 25, 2011, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

10.2
Addendum #1 to Commercial Manufacturing Agreement, dated December 21, 2012, to Commercial Manufacturing Agreement, dated August 25, 2011, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

10.3
Addendum #2 to Commercial Manufacturing Agreement, dated July 1, 2013, to Commercial Manufacturing Agreement, dated August 25, 2011, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

10.4
Addendum #3 to Commercial Manufacturing Agreement, dated July 2, 2014, to Commercial Manufacturing Agreement, dated August 25, 2011, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

10.5
Stipulation and Interim Order Regarding Use of Cash Collateral and Adequate Protection, dated September 17, 2014, by and between SIGA and General Electric Capital Corporation (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 18, 2014).

10.6	Commercial Sublease New York City, dated January 9, 2013, by and between MacAndrews & Forbes Group, LLC and SIGA Technologies, Inc.
10.7
Commercial Lease, dated December 23, 1997, by and between Research Way Investments and SIGA Technologies, Inc.. Second Addendum, dated January 22, 2002 by and between Research Way Investments and SIGA Technologies, Inc.; Third Addendum, dated July 16, 2004 by and between Research Way Investments and SIGA Technologies, Inc.; Fourth Addendum, dated October 1, 2004 by and between Research Way Investments and SIGA Technologies, Inc.; Fifth Addendum, dated January 1, 2007 by and between Research Way Investments and SIGA Technologies, Inc.; Sixth Addendum, dated January 1, 2008 by and between Research Way Investments and SIGA Technologies, Inc.; Seventh Addendum, dated March 1, 2010 by and between Research Way Investments and SIGA Technologies, Inc.; Eight Addendum, dated June 1, 2011 by and between Research Way Investments and SIGA Technologies, Inc.; and Ninth Addendum, dated November 2, 2012 by and between Research Way Investments and SIGA Technologies, Inc..

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 4, 2014	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)