Form 10-K
period 2014-12-31
SIGA TECHNOLOGIES INC
filed 2015-03-06
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2014 as reported on the Nasdaq Global Market was approximately $150,882,115.

As of February 17, 2015 the registrant had outstanding 53,504,296 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2015 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Item 1. Business

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA's development programs and timelines for bringing products to market, the enforceability of SIGA's contract (the “BARDA Contract”) with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), the appeal of judgment of the Delaware Court of Chancery awarding PharmAthene, Inc. (“PharmAthene”) expectation damages, and the administration of SIGA's chapter 11 case. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that SIGA's outstanding indebtedness or chapter 11 case may make it more difficult to obtain additional financing, (xiv) the risk that the U.S. government’s responses (including inaction) to the national and global economic situation may affect SIGA’s business adversely, (xv) the risk that SIGA's internal controls will not be effective in detecting or preventing a misstatement in SIGA's financial statements, (xvi) the risk that some amounts received and recorded as deferred revenue ultimately may not be recognized as revenue, (xvii) the risk that any appeal of the post-remand opinion by the Delaware Court of Chancery in our litigation with PharmAthene may not be successful and that such post-remand opinion will be upheld in whole or in part, or that an appeal by SIGA may result in a different, less favorable ruling that could materially and adversely affect SIGA, (xviii) the risk that an appeal may result in extended and expensive litigation, (xix) the risk that continued litigation with PharmAthene may impede SIGA's efforts to continue to grow, and (xx) the cost and expense and other inherent uncertainty attendant to SIGA's chapter 11 case, including if and when a plan of reorganization will be confirmed and consummated and the provisions of any such plan of reorganization. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

BARDA Contract - Tecovirimat also known as ST-246®

On May 13, 2011, SIGA signed a contract with BARDA (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Tecovirimat to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The BARDA Contract is worth approximately $463 million, including $409.8 million for the manufacture and delivery of 1.7 million courses of

Tecovirimat and $54 million of potential reimbursements related to development and supportive activities (the “Base Contract”). In addition to the Base Contract, the BARDA Contract also contains various options that are exercisable at BARDA’s discretion. The BARDA Contract expires in September 2020.

Under the Base Contract with BARDA, BARDA has agreed to buy from SIGA 1.7 million courses of Tecovirimat. Additionally, SIGA expects to contribute to BARDA 300,000 courses of Tecovirimat at no additional cost to BARDA

For courses of Tecovirimat that are physically delivered to the Strategic Stockpile, the Company has replacement obligations, at no cost to BARDA, in the event that the final version of Tecovirimat approved by the U.S. Food and Drug Administration (the “FDA”) is different from any course of Tecovirimat that has been delivered to the Strategic Stockpile or if Tecovirimat does not meet any specified label claims, fails release testing or does not meet 38 month expiry period (from time of delivery to the Strategic Stockpile), or if Tecovirimat is recalled or deemed to be recalled for any reason.

The Company is eligible for a $102.5 million hold back payment from BARDA if the FDA approves Tecovirimat, either in the currently delivered form or in a different form. The hold back payment is part of the $409.8 million of payments that can be received by the Company for the manufacture and delivery of 1.7 million courses of Tecovirimat. If the approved version of Tecovirimat is different from those delivered to the Strategic Stockpile, then the Company is obligated to replace the previously delivered courses, at no additional cost, to BARDA. If the final approved version of Tecovirimat differs from those delivered, the $102.5 million hold back payment would not be paid until the obligation to replace the previously delivered product at no additional cost is satisfied.

The Base Contract with BARDA includes $409.8 million of payments, inclusive of upfront payments and milestone payments, that can be received by the Company for the manufacture and delivery of 1.7 million courses of Tecovirimat that are to be purchased by BARDA and physically delivered to the Strategic Stockpile. The timing and amount of specific payments to the Company are based on sub-payment tranches provided for in the Base Contract. As of December 31, 2014, the Company has received $198.3 million under the Base Contract related to the manufacture and physical delivery of courses of Tecovirimat. Included in this amount are a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for Tecovirimat, a $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for Tecovirimat, and $136.8 million of payments following physical deliveries of 1.3 million courses of Tecovirimat to the Strategic Stockpile.

The Company is eligible to receive an additional $211.5 million under the Base Contract for the manufacture, delivery and purchase by BARDA of courses of Tecovirimat. Included in this amount are: $88.5 million of payments following additional future physical deliveries of Tecovirimat to the Strategic Stockpile; a $20.5 million milestone payment for successful submission to the FDA of a complete application for Tecovirimat regulatory approval; and a $102.5 million hold back payment, which represents a 25% hold back on the $409.8 million of total payments tied to the manufacture and delivery of 1.7 million courses of Tecovirimat that are to be purchased by BARDA. The $102.5 million hold back payment would be triggered by FDA approval of Tecovirimat, as long as the Company does not have, as described below, a continuing product replacement obligation to BARDA.

Product deliveries of Tecovirimat subsequent to December 31, 2014 are expected to be at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once a day. The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of Tecovirimat. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), SIGA currently expects to supplement previously delivered courses of Tecovirimat, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company and BARDA have agreed to an amendment (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification is subject to the approval of the Bankruptcy Court (as defined below). The Company expects to incur significant incremental costs when previously delivered courses are supplemented. The provisional dosage for Tecovirimat may be subject to additional changes in the future based on FDA guidance.

The Base Contract with BARDA includes $54 million of potential reimbursement for development and supportive activities. These activities are reimbursed primarily on a cost-plus basis after each individual activity is authorized by BARDA and after costs are incurred. As of December 31, 2014, the Company has received $8.5 million of reimbursement payments under the Base Contract for development and supportive activities.

The BARDA Contract also separately contains $178.4 million of options that, if exercised by BARDA: would fund development and supportive activities such as work on pediatric and geriatric formulations of the drug as well as use of Tecovirimat for smallpox prophylaxis; would result in a $50 million payment to the Company for FDA approval for extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); and/or would fund production-related activities such as warm-base manufacturing. As of December 31, 2014, BARDA has not exercised any options and may not exercise any options in the future. These options are exercisable by BARDA in its sole discretion.

The Company has been actively pursuing FDA approval of Tecovirimat for purposes of receiving the $102.5 million hold back payment (discussed above) as well as for strategic purposes. The Company is pursuing FDA approval under the “animal rule.” As such, the Company has completed multiple monkeypox and variola efficacy studies in non-human primates and is coordinating and conducting rabbitpox efficacy studies in rabbits. In addition to coordinating and conducting efficacy studies in rabbits, the Company is also finalizing the protocol for an expanded clinical human safety trial, in which first patient dosing is expected in the second or third quarter of 2015. The Company believes that the successful completion of an expanded clinical human safety study would represent the last major step prior to the filing of a New Drug Application (“NDA”) for Tecovirimat with the FDA. SIGA is targeting 18-24 months (from first patient dosing) for completion of testing and analysis of data for the expanded clinical safety trial. This clinical trial is expected to provide essential human safety data in support of an NDA filing. Notwithstanding, there can be no assurance that FDA will approve an NDA for Tecovirimat.

At the point of FDA approval of an NDA for Tecovirimat, the Company would be able to address replacement obligations, if any, relating to courses of Tecovirimat that have been delivered to the Strategic Stockpile.

As discussed in Item 3, “Legal Proceedings,” the amount of cash SIGA will retain pursuant to the BARDA Contract may be adversely affected by the outcome of PharmAthene’s action against SIGA. Additionally, as discussed below, the Company has filed a Motion to assume the BARDA Contract under the provisions of the Bankruptcy Code. The Motion currently is scheduled to be heard by the Bankruptcy Court on March 17, 2015.

Lead Product - Tecovirimat™ also known as St-246®

SIGA believes that Tecovirimat is among the first new small-molecule drugs delivered to the Strategic Stockpile under the Project BioShield Act of 2004 (“Project BioShield”). Tecovirimat is an investigational product that is not currently approved by the FDA as a treatment of smallpox or any other indication. Nevertheless, the FDA has designated Tecovirimat for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval. Tecovirimat is a novel, patented drug that is easy to store, transport and administer. There could be several uses for an effective smallpox antiviral drug: to reduce mortality and morbidity in those infected with the smallpox virus, to protect the non-immune who risk developing smallpox following virus exposure, and as an adjunct to the smallpox vaccine in order to reduce the frequency of serious adverse events due to the live virus used for vaccination.

Tecovirimat’s regulatory path, and SIGA’s development activities related to Tecovirimat, are materially guided by the results of an FDA Advisory Committee meeting that was convened in December 2011 (the “Advisory Committee”). The Advisory Committee was convened to consider proposals for using a surrogate orthopoxvirus model and to determine what elements of the “animal rule” constitute “enough” evidence for approval of a drug for the treatment of smallpox. The Advisory Committee’s recommendation confirmed that the monkeypox, rabbitpox and ectromelia models, especially in combination, could suitably provide appropriate evidence of efficacy for treatment of smallpox. Subsequent to the Advisory Committee, SIGA has had substantive meetings and communications with the FDA regarding the regulatory path of Tecovirimat. Development activities for Tecovirimat are based on the Advisory Committee’s recommendation, and take into account meetings and communications with the FDA.

Tecovirimat has Orphan Drug designation for both the treatment and prevention of smallpox, and in late 2010, Tecovirimat received Orphan Drug designation for the broader indication of treatment of orthopoxvirus infections (vaccinia, variola, monkeypox and cowpox). An Investigational New Drug (“IND”) application for an intravenous (IV) formulation of Tecovirimat was filed with FDA in September 2012 and SIGA received a safe to proceed letter from FDA in November 2012 along with a letter granting fast-track status.

Chapter 11 Filing

On September 16, 2014 (the “Petition Date”), the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The Company is continuing to operate its business as a “debtor-in-possession” in accordance with the applicable provisions of the Bankruptcy Code.

The Company commenced the chapter 11 case to preserve and to ensure its ability satisfy its commitments under the BARDA Contract and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene (see Note 14 to the financial statements). While operating as a debtor-in-possession under chapter 11, the Company is pursuing what it believes is a meritorious appeal of the Delaware Court of Chancery Final Order and Judgment (as defined below), without the necessity of posting a bond.

Administration of Chapter 11 Case

On September 17, 2014, the Company received Bankruptcy Court approval of certain “first-day” motions, which preserved the Company's ability to continue operations without interruption in chapter 11. As part of the “first-day” motions, the Company received approval to pay or otherwise honor certain pre-petition obligations generally designed to support the Company's operations. Additionally, the Bankruptcy Court confirmed the Company's authority to pay for goods and services received post-petition in the ordinary course of business.

In October 2014, the U.S Trustee for the southern District of New York (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “UCC”). The UCC has a right to be heard on any issue in the Company's chapter 11 case. There can be no assurance that the UCC will support the Company's positions on matters to be presented to the Bankruptcy Court in the future or with respect to any plan of reorganization, when proposed.

As part of the chapter 11 case, the Company has retained, pursuant to Bankruptcy Court authorization, legal and other professionals to advise the Company in connection with the administration of its chapter 11 case and its litigation with PharmAthene, and certain other professionals to provide services and advice in the ordinary course business. From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

Pursuant to an order of the Bankruptcy Court, dated October 28, 2014, the Company was authorized to pay reimbursable pre-petition obligations to certain service providers that are fully reimbursable by BARDA pursuant to the BARDA Contract. Pursuant to an order of the Bankruptcy Court, dated January 14, 2015, the Company was authorized to satisfy a fully-secured term loan provided by General Electric Capital Corporation in the approximate amount of $1.8 million. Such amount, and related fees, was paid by the Company on January 16, 2015 and all liens securing the credit facility were released.

On January 29, 2015, the Company filed a motion with the Bankruptcy Court to assume the BARDA Contract, as amended by the BARDA Amendment, under the provisions of the Bankruptcy Code.  If the motion is granted, the parties’ rights and obligations under the BARDA Contract, as so amended, will continue without any impact arising from SIGA’s filing for relief under chapter 11 of the Bankruptcy Code. The Motion currently is scheduled to be considered by the Bankruptcy Court on March 17, 2015.

Plan of Reorganization

The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The Company has the exclusive right to file a plan of reorganization through and including May14, 2015, and to solicit votes on such a plan if filed by such date through and including July 13, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Company's right to seek further extensions of such periods. The Company has a right to seek further extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan (including provisions with respect to the treatment of prepetition claims and equity interests), or whether a plan will be confirmed and become effective.

Other Matters Related to the Chapter 11 Case

On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market. The Company appealed such assertion. On October 16, 2014, representatives of the Company appeared before the NASDAQ Stock Market LLC’s hearings panel to present the Company’s appeal, asking the panel to exercise its discretion to allow the Company to maintain its listing for up to five additional months (the limit of the panel’s discretion at that time). On October 29, 2014, the Company received the decision of the NASDAQ hearings panel. The NASDAQ hearings panel decided that the Company’s common stock the “ Common Stock”) would remain listed, subject to (i) the Company providing the NASDAQ hearings panel with confidential updates regarding the status of the PharmAthene litigation, public disclosures relating to such litigation and any possible judgment, and (ii) the Company, on or before March 16, 2015, emerging from chapter 11 and evidencing compliance with all requirements for initial listing on the NASDAQ Stock Market. The NASDAQ hearings panel also stated that it reserved the right to reconsider its determination based upon any event, condition or circumstance that exists or develops that would, in the opinion of the panel, make continued listing of the Company’s securities on the NASDAQ Stock Market inadvisable or unwarranted. The Company does not expect to emerge from bankruptcy on or before March 16, 2015. Accordingly, there can be no assurance that the Company will meet the conditions required by the NASDAQ hearings panel and maintain the listing of its Common Stock on NASDAQ.

PharmAthene Litigation

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Delaware Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profit related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action at this time and also permits the Company's appeal of the Outstanding Judgment to go forward without the need to post a bond. On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment.

Manufacturing

SIGA does not have a manufacturing infrastructure and does not intend to develop one for the manufacture of Tecovirimat. SIGA relies on and uses third parties known as Contract Manufacturing Organizations (“CMOs”) to procure commercial raw materials and supplies, and to manufacture Tecovirimat. SIGA's CMOs apply methods and controls in facilities that are used for manufacturing, processing, packaging, testing, analyzing and holding pharmaceuticals which conform to current good manufacturing practices (“cGMP”), the standard set by FDA for manufacture of pharmaceuticals intended for human use.

For the manufacture of Tecovirimat, the Company uses the following CMOs: Albemarle Corporation (“Albemarle”); Powdersize, Inc. (“Powdersize”), and Catalent Pharma Solutions LLC (“Catalent”).

In August, 2011, SIGA entered into an agreement with Albemarle. Albemarle manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in Tecovirimat. SIGA agreed that, during the term of the agreement, SIGA will purchase 75% of its internal and external API requirements from Albemarle at a fixed price per kilogram. There is no minimum amount of API kilograms that must be used or acquired by SIGA. The following events are excluded from the “75% API” requirement: (i) if a contract entered into by SIGA for the sale of final drug product (“FDP”) requires that the product used as the API for such FDP be manufactured outside the U.S. and Albemarle is unwilling or unable to subcontract such manufacture to a party or parties that meet the terms of the agreement, (ii) if a contract entered into by SIGA for the sale of FDP in an intravenous formulation requires different specifications than those provided for under the agreement and the parties are not able to reach agreement on the necessary changes to the specifications or on pricing, or (iii)if Albemarle fails to perform any of its obligations under the agreement and does not cure such failure within 30 days of written notice from SIGA. Albemarle may raise or lower the unit price of API due to increases or decreases in raw material costs in February 2014, and upon each 12 month anniversary date thereafter, upon written notice to SIGA no less than 30 days prior to any such date. SIGA is required to pay Albemarle within 45 days of their invoice date. Albemarle is required to deliver API that conforms with specifications outlined in the agreement; the Company is not required to pay for API that does not meet specifications. The Company has 120 days to reject any shipments that do not meet specifications or are damaged. In addition to receiving payments for API deliveries, Albemarle is also paid for related services, such as stability testing. The Company’s agreement with Albemarle continues for an initial term that is the longer of the period ending on December 31, 2014 or the last calendar day of the year in which the Company completes delivery of 1.7 million courses of Tecovirimat under the BARDA Contract. Thereafter, the parties will have a 90 day period prior to the termination date or anticipated termination date to negotiate a three-year renewal at agreed-upon pricing. If a three-year renewal is not agreed upon, then the existing agreement will continue for one year and then terminate. Parties may terminate the agreement upon 60 days written notice prior to the expiration of the initial term or the renewal term in the event of breach, if such breach is not cured within the 60 days prior written notice.

Powdersize micronizes and tests API for use in Tecovirimat. The Company’s agreement with Powdersize continues for an initial term that is the longer of the period ending on (i) August 15, 2014 or (ii) the date the Company has fulfilled its delivery obligations under the BARDA Contract. Thereafter, this agreement may be renewed as provided for in such agreement.

Catalent granulates, encapsulates, tests and packages Tecovirimat. Catalent sub-contracts the packaging services to Packaging Coordinators, Inc., a CMO that purchased Catalent’s packaging business. In addition, Catalent provides services related to commercial stability testing of drug product and preparation for tabulated stability and trend analysis for each time point. The Company’s agreement with Catalent continues for an initial term that is the longer of the period ending December 15, 2014 or the date the Company has fulfilled its delivery obligations under the BARDA Contract. Thereafter, this agreement may be renewed as provided for in such agreement.

Any manufacturing failures or delays by SIGA’s CMOs could cause delays in delivery of Tecovirimat into the Strategic Stockpile.

Market for Biological Defense Programs

The market for biodefense countermeasures reflects continued awareness of the threat of global terror and biowarfare activity. The U.S. government is the largest source of development and procurement funding for academic institutions and biopharmaceutical companies conducting biodefense research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. U.S. government spending on biodefense programs includes development funding awarded by the National Institute of Allergy and Infectious Diseases, BARDA and Department of Defense (“DoD”), and procurement of countermeasures by BARDA, the Centers for Disease Control and Prevention (“CDC”) and DoD.

Project BioShield, which became law in 2004, authorizes the procurement of countermeasures for biological, chemical, radiological and nuclear attacks for the Strategic Stockpile, which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat and protect those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield initially provided appropriations of $5.6 billion to be expended over ten years. The initial $5.6 billion appropriation expired on September 30, 2013. In 2013, Congress reauthorized Project BioShield and in 2014, the Appropriations Act for Fiscal Year 2014 provided an annual appropriation of $670 million for activities related to countering biological and other threats to civilian populations, of which $255 million was set aside for the procurement of countermeasures and $415 million was set aside for advanced research and development and administrative expenses of BARDA. The Fiscal Year 2015 Omnibus Bill outlines an annual appropriation of $670 million for activities related to countering biological and other threats to civilian populations, of which $255 million has been set aside for procurement and $415 million for advanced development and administrative expenses. An additional $157 million is also included in the Fiscal Year 2015 Omnibus bill for BARDA advanced development of Ebola countermeasures.

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

Product Candidate

Dengue fever, an acute febrile disease characterized by a sudden onset of fever and an abnormally high internal body temperature, is caused by one of four serotypes of dengue virus of the genus Flavivirus. Dengue fever can be classified as classical dengue fever, severe dengue (which includes the life threatening dengue hemorrhagic fever syndrome), or dengue shock syndrome. Dengue virus may be transmitted via the bite of an infected Aedes aegypti mosquito, which is found in tropical and sub-tropical regions around the world.

Each year, regional epidemics of dengue fever cause significant morbidity and mortality. Regional epidemics also cause social disruption and substantial economic burden in affected areas, in part due to increased hospitalization rates and necessary mosquito control.  The World Health Organization estimates that forty percent of the world's population is at risk with an estimated 50-100 million people infected with the virus each year. There is currently no approved antiviral or vaccine for the treatment or prevention of dengue-mediated disease. We have identified a lead pre-clinical drug candidate with activity against all four serotypes of virus and which has shown efficacy in a murine model of disease.

We are seeking partners for our Dengue Antiviral drug candidate to support further development activity.

Research Agreements

We obtain funding in the form of grants or contracts from various agencies of the U.S. government to support our research and development activities. Currently, in addition to the BARDA Contract, we have one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $9.2 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Because of the Optimization Program (see Note 13 to the financial statements), we may not utilize all available funds under the grant covering the pre-clinical drug candidate. Moreover, the contracts and grants contain customary terms and conditions and include the U.S. government’s right to terminate or restructure a grant for convenience at any time. We have entered into the following collaborative research arrangements and contracts:

 Smallpox Antiviral Drug Development

In 2006, we were awarded a contract from the National Institute of Health (“NIH”) totaling approximately $21 million for the continued development of ST-246, now also known as Tecovirimat. In 2008, we were awarded a $55.1 million contract from NIH to support the development of additional formulations and orthopox-related indications for ST-246. In 2008, NIH increased an existing $16.5 million contract to $20.0 million. In August 2011, these contracts were restructured and transferred to BARDA so that $14.0 million was eligible to cover performance through February 2013. Subsequently, the period of performance for a portion of the remaining funds available under the contract was extended to February 2018. As of December 31, 2014, $6.6 million remains available to us under the restructured contract.

In September 2009, we received a three-year, $3.0 million Phase II grant from NIH to fund the continued development of ST-246 for the treatment of smallpox vaccine-related adverse events. This grant concluded in February 2013.

Dengue Antiviral Drug Development

In May 2011, we received a 5-year grant of $6.5 million from NIH to continue funding for the development of antiviral drugs for dengue. As of December 31, 2014, there is $2.6 million available under this grant. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in connection with the Optimization Program, we have restricted our early-stage drug discovery efforts and thus may not utilize material amounts of available funds under this grant.

Anti-arenavirus Drug Development

In August 2011, we received a 5-year grant of $7.7 million from NIH to continue funding for the development of antiviral drugs for Lassa fever virus. In connection with the Optimization Program, in August 2014, the Company entered into an asset purchase agreement to sell and transfer its pre-clinical Anti-arenavirus assets and research and development to Kineta Four, LLC, an unrelated party (see Note 3 to the financial statements).

We receive cash payments from NIH and BARDA on a monthly basis, as services are performed or goods are purchased. Our current contract and grant, other than the BARDA Contract, do not include milestone payments. Amounts under contract and grant agreements are not guaranteed and can be canceled at any time for reasons such as non-performance or convenience of the U.S. government and, if canceled, we will not receive funds for additional work under the agreements.

For a discussion of research and development expenses, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include most of the major pharmaceutical companies, each of which has financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors in the biodefense space include, but are not limited to, Bavarian Nordic AS, Chimerix Inc., PharmAthene, Inc., and Emergent BioSolutions. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

Tecovirimat faces significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical, radiological and nuclear threats, diagnostic testing systems, and other emergency preparedness countermeasures.

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

Human Resources and Research Facilities

As of February 16, 2015, we had 34 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good. Our research and development facilities are located in Corvallis, Oregon, where we lease approximately 32,800 square feet under a lease agreement signed in January 2007, as amended in May 2011, and which expires in December 2017.

Intellectual Property and Proprietary Rights

SIGA’s commercial success will depend in part on its ability to obtain and maintain patent protection for its proprietary technologies, drug targets, and potential products and to preserve its trade secrets. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, SIGA cannot predict the type and extent of claims allowed in these patents.

SIGA also relies upon trade secret protection for its confidential and proprietary information. No assurance can be given that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to SIGA’s trade secrets or that SIGA can meaningfully protect its trade secrets.

SIGA exclusively owns its key patent portfolio, which relates to its leading drug candidate ST-246 (Tecovirimat). SIGA's key patent portfolio currently consists of seven U.S. utility patents, eight issued foreign patents, three U.S. utility patent applications, two international PCT patent applications and 48 foreign patent applications.

The principal and material issued patents covering Tecovirimat are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	May 3, 2027
US 7687641	United States	Method of manufacturing ST-246	March 30, 2010	September 27, 2024
US 8124643	United States	Composition of matter for the ST-246 compound and pharmaceutical composition containing ST-246	February 28, 2012	June 18, 2024
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2010	July 23, 2027
US 7956197	United States	Method of manufacturing ST-246	June 7, 2011	June 18, 2024
US 8530509	United States	Pharmaceutical compositions containing a mixture of compounds including ST-246	September 10, 2013	June 18, 2024
US 8802714	United States	Method of treating orthopoxvirus infection with a mixture of compounds including ST-246	August 12, 2014	June 18, 2024
AU2004249250	Australia	Method of treating orthopoxvirus infection with ST-246, pharmaceutical compositions containing ST-246 and composition of matter for the ST-246 compound	March 29, 2012	June 18, 2024
CA 2529761	Canada	Use of ST-246 to treat orthopoxvirus infection, pharmaceutical compositions containing ST-246 and composition of matter for the ST-246 compound	August 13, 2013	June 18, 2024
JP 4884216	Japan	Therapeutic agent for treating orthopoxvirus including ST-246, pharmaceutical compositions containing ST-246, composition of matter for the ST-246 compound and method of manufacturing ST-246	December 16, 2011	June 18, 2024
AU 2007351866	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	January 1, 2014	June 18, 2024
CA, 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027
MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
JP 5657489	Japan	Method of manufacturing ST-246	December 5, 2014	June 18, 2024
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus infection	December 2, 2014	March 23, 2031

The principal and material patent applications covering Tecovirimat include patent filings in multiple jurisdictions, including the United States, Europe, Asia, Africa, Australia, and other commercially significant markets. We hold 53 patent applications currently pending with respect to various compositions of Tecovirimat, methods of manufacturing, methods of treatment, and dosage forms. Expiration dates for pending patents, if granted, will fall between 2024 and 2034.

Tecovirimat is currently SIGA’s sole clinical-stage drug candidate. In addition to the Tecovirimat patent portfolio, SIGA also has patents covering pre-clinical drug candidates. Substantially all of the pre-clinical patent portfolio is for Dengue Antiviral drug candidate. SIGA is currently seeking partners for its Dengue Antiviral drug candidate to support further development activity.

FDA regulations require that patented drugs be sold under brand names that comply with various regulations. SIGA must develop and make efforts to protect these brand names for each of its products in order to avoid product piracy and to secure exclusive rights to these brand names. SIGA may expend substantial funds in developing and securing rights to adequate brand names for our products. SIGA currently have proprietary trademark rights in SIGA®, Tecovirimat, ST-246® and other brands used by us in the United States and certain foreign countries, but we may have to develop additional trademark rights in order to comply with regulatory requirements. SIGA consider securing adequate trademark rights to be important to its business.

Government Regulation

Regulatory Approval Process

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

FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that has been accumulated to that point and its assessment of the risk/benefit ratio to the patients involved in the testing. Estimates of the total time typically required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits an NDA to FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA, FDA will decide whether to approve the drug. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding. There can be no assurance that any approval will be granted on a timely basis, if at all.

FDA amended its regulations, effective June 30, 2002, to include the “animal rule” in circumstances that would permit the typical clinical testing regime to approve certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear agents not otherwise naturally present for use in humans based on evidence of safety in healthy subjects and evidence of effectiveness derived only from appropriate animal studies and any additional supporting data. FDA has indicated that approval for therapeutic use of Tecovirimat will be determined under the “animal rule.”

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

FDA regulations also make available an alternative regulatory mechanism that may lead to use of the product under limited circumstances. The Emergency Use Authorization (“EUA”) authority allows the FDA Commissioner to strengthen the public health protections against biological, chemical, radiological and nuclear agents that may be used to attack the American people or the U.S. armed forces. Under this authority, the FDA Commissioner may allow medical countermeasures to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by such agents when appropriate findings are made concerning the nature of the emergency, the availability of adequate and approved alternatives, and the quality of available data concerning the drug candidate under consideration for emergency use. We have provided data to FDA to support an EUA for Tecovirimat in the event of a smallpox attack. In November 2012, CDC filed an IND application for use of Tecovirimat in emergency situations until an EUA is in place. In December 2012, CDC received a “safe to proceed” letter from FDA for this IND. In August 2013, CDC filed a pre-EUA request for which FDA currently holds an open file.

Legislation and Regulation Related to Bioterrorism Counteragents and Pandemic Preparedness

Because some of our drug candidates are intended for the treatment of diseases that may result from acts of bioterrorism or biowarfare or for pandemic preparedness, they may be subject to the specific legislation and regulation described below and elsewhere in this Annual Report on Form 10-K.

Project BioShield

Project BioShield and related 2006 federal legislation provide procedures for biodefense-related procurement and awarding of research grants, making it easier for HHS to commit funds to countermeasure projects. Project BioShield provides alternative procedures under the Federal Acquisition Regulation, the general rubric for acquisition of goods and services by the U.S. government, for procuring property or services used in performing, administering or supporting biomedical countermeasure research and development. In addition, if the Secretary of HHS deems that there is a pressing need, Project BioShield authorizes the Secretary of HHS to use an expedited award process, rather than the normal peer review process, for grants, contracts and cooperative agreements related to biomedical countermeasure research and development activity.

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

Although this provision permits the Secretary of HHS to circumvent FDA approval (entirely, or in part) for marketing, its use in this manner would likely be limited to rare circumstances. Prior to the award of the BARDA Contract in May 2011, the Secretary of HHS concluded that ST-246 would qualify within eight years for approval by the FDA for therapeutic use against smallpox.

Public Readiness and Emergency Preparedness Act

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

Foreign Regulation

As noted above, in addition to regulations in the United States, we might be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our drug candidates. Whether or not we obtain FDA approval for a product, we may have to obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The actual time required to obtain clearance to market a product in a particular foreign jurisdiction varies substantially, based upon the type, complexity and novelty of the pharmaceutical drug candidate, the specific requirements of that jurisdiction, and in some countries whether FDA has previously approved the drug for marketing. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary from country to country. Certain foreign jurisdictions, including the European Union, have adopted biodefense-specific regulation akin to that available in the United States such as a procedure similar to the “animal rule” promulgated by FDA.

Regulations Regarding Government Contracting

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

In addition, our website can be found on the internet at www.siga.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access www.siga.com, click on “Investor Relations” and “Financial Information.”

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

Risks Related to Our Chapter 11 Filing

Risks and uncertainties associated with our restructuring process under chapter 11 of the United States Bankruptcy Code, may lead to potential adverse effects on our liquidity, results of operations or business prospects.

We are subject to a number of risks and uncertainties associated with the filing of a voluntary petition for relief under chapter 11 of the U.S. Bankruptcy Code, which may lead to potential adverse effects on our liquidity, results of operations or business prospects. We cannot assure you of the outcome of our chapter 11 case. Risks associated with the chapter 11 filing may include an adverse impact on the following:

•	the ability of the Company to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions we file in the chapter 11 case and the impact of Bankruptcy Court rulings on the case in general;

•	the length of time we will operate in chapter 11 and our ability to successfully emerge from chapter 11;

•	our ability to consummate and implement a plan of reorganization with respect to our chapter 11 case;

•	risks associated with third party motions and other relief sought in the chapter 11 case, and their potential impact on our operations and ability to emerge from chapter 11;

•	the ability to maintain sufficient liquidity throughout the chapter 11 case;

•	increased costs related to the chapter 11 filing and other litigation;

•	our ability to manage contracts that are critical to our operations and, to obtain and maintain appropriate terms with customers, suppliers and service providers;

•	the resolution of all pre-petition claims against us; and

•	our ability to maintain existing customers, vendor relationships and expand sales to new customers.

A plan of reorganization and related disclosure statement have not been filed, and the terms and provisions of a plan of reorganization are uncertain.
A plan of reorganization or related disclosure statement has not been filed with the Bankruptcy Court and may not be filed for some time. All outstanding prepetition claims against us will likely be subject to compromise in a plan of reorganization. At this stage of our chapter 11 case, we are not in a position to predict the terms and provisions of a plan, including how outstanding prepetition claims and equity interests will be treated under a plan of reorganization or how our chapter 11 case or how a plan of reorganization will impact our common stock. The treatment of claims and equity interests under a plan of reorganization will be dependent on a number of factors including the amount of claims allowed in our chapter 11 case, the value of our assets, business results, negotiations with creditors, the outcome of the litigation with PharmAthene and other factors. It is possible that implementation of a plan of reorganization could substantially dilute our existing common stock or result in the cancellation of such stock. The Company has the exclusive right to file a plan of reorganization through and including May 14, 2015. The Company expects to seek court approval for further extension of that period of exclusivity.

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

Risks Related to Our Dependence on U.S. Government Contracts and Grants

We currently expect to derive substantially all of our foreseeable future revenue from sales of Tecovirimat under the BARDA Contracts in addition to contracts and grants from various agencies of the U.S. government. If BARDA demand for Tecovirimat is reduced, our business, financial condition and operating results could be materially harmed.

Our BARDA Contract does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of the Tecovirimat sales to the U.S. government, including price per course, the number and size of doses in a course and the timing of deliveries.

Furthermore, substantially all of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively, were derived from contracts and grants other than the BARDA Contract. Our current revenue is primarily derived from contract work being performed for NIH under grants and one BARDA development contract scheduled to substantially conclude in February 2018. There can be no assurance that we will recognize the revenue from the BARDA Contract in the time periods we anticipate or at all, or that we will be able to secure future contracts or grants. Failure to recognize such revenue or secure such contracts or grants could have an adverse effect on our results of operations.

The pricing under our fixed-price government contracts and grants is based on estimates of the time, resources and expenses required to perform these contracts and grants. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these arrangements.

Our existing contract with BARDA for Tecovirimat includes fixed-price components. We expect that our future contracts and grants with the U.S. government for Tecovirimat as well as contracts and grants for biodefense product candidates that we successfully develop also may be fixed-price arrangements. Under a fixed-price contract or grant, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any cost in excess of the fixed price. Estimating costs that are related to performance in accordance with contract or grant specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract or grant could reduce the profitability of a fixed-price contract or grant or cause a loss, which could in turn harm our operating results.

Product deliveries of Tecovirimat subsequent to December 31, 2014 are expected to be at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once per day. The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the deliveries of 1.3 million courses of Tecovirimat. Based on the provisional dosage of 600 mg administered twice per day, SIGA currently expects to supplement previously delivered courses of Tecovirimat, at no additional cost to BARDA, with additional capsules so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company expects to incur significant incremental costs when previously delivered courses are supplemented. The provisional dosage for Tecovirimat may be subject to additional changes in the future based on FDA guidance.

Our U.S. government contracts and grants require ongoing funding decisions by the government. Reduced or discontinued funding of these contracts and grants could cause our financial condition and operating results to suffer materially.

Our principal customer for Tecovirimat at the present time is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense product that we successfully develop. A U.S. government program, such as Project BioShield, may be implemented through the award of many different individual grants, contracts and subcontracts. The funding of government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and stringent budgetary constraints. Our government customers are also subject to uncertainties as to continued funding of their budgets. Additionally, government-funded development grants and contracts typically consist of a base period of performance followed by successive option periods for performance of certain future activities. The value of the goods and services provided during such option periods, which are exercisable in the sole discretion of the government, may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer.

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

Government contracts and grants customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including (but not limited to) provisions that allow the government to:

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

Political or social factors, including related litigation, may delay or impair our ability to market Tecovirimat and our biodefense product candidates and may require us to spend time and money to address these issues.

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

Additional lawsuits, publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, Tecovirimat and our biodefense product candidates.  In such event, our ability to market and sell such products may be hindered and the commercial success of Tecovirimat and other products we develop will be harmed, thereby reducing our revenues.

Risks Related to Product Development

Our business depends significantly on our success in completing development and commercialization of drug candidates that are still under development. If we are unable to commercialize these drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a substantial majority of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term cash-flows is primarily dependent on the success of our smallpox antiviral drug candidate Tecovirimat. The commercial success of our drug candidates will depend on many factors, including:

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

Risks Related to Commercialization

Our ability to grow our business depends significantly on our ability to achieve sales of Tecovirimat to customers other than the U.S. government.

An element of our business strategy is to sell Tecovirimat to customers other than the U.S. government. These potential customers include foreign governments and state and local governments, as well as non-governmental organizations focused on global health like the World Health Organization, health care institutions like hospitals (domestic and foreign) and certain large business organizations interested in protecting their employees against global threats.

The market for sales of Tecovirimat to customers other than the U.S. government is undeveloped, and we may not be successful in generating meaningful sales of Tecovirimat, if any, to these potential customers.

Governmental regulations may make it difficult for us to achieve significant sales of Tecovirimat to customers other than the U.S. government. For example, federal and foreign regulations usually require approval of the drug under generally applicable food and drug laws or waivers of such approval before these customers may procure the drug. Additionally, federal laws place various restrictions on the export of drugs that are not FDA-approved or that have potential biodefense-related uses. These restrictions are subject to change as global conditions change. These restrictions and other regulations on drug sales could limit our sales of Tecovirimat to foreign governments and other foreign customers. In addition, U.S. government demand for Tecovirimat may limit supplies of Tecovirimat available for sale to non-U.S. government customers.

If we fail to increase our sales of Tecovirimat to customers other than the U.S. government, our business and opportunities for growth could be materially limited.

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

We face an inherent business risk related to the sale of Tecovirimat and any other products that we successfully develop and the testing of our product candidates in clinical trials.

Tecovirimat is currently identified as a covered countermeasure under a PREP Act declaration issued in October 2008, which provides us with substantial immunity with respect to the manufacture, administration or use of Tecovirimat. Under our BARDA Contract, the U.S. government should indemnify us against claims by third parties for death, personal injury and other damages related to Tecovirimat, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts from the U.S. government.

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

We currently market and sell Tecovirimat through a small, targeted sales and marketing group. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we successfully develop. If we are unable to do this, we may be unable to expand our sales of Tecovirimat, which could have an adverse effect on our growth.

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

We currently rely on third parties to manufacture drug candidates that we require for pre-clinical and clinical development, including Tecovirimat. Any significant delay in obtaining adequate supplies of our drug candidates could adversely affect our ability to develop or commercialize these drug candidates. We expect that we will rely on third parties for a portion of the manufacturing process for commercial supplies of drug candidates that we successfully develop. If our contract manufacturers are unable to scale-up production to generate enough materials for commercial launch, the success of those products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our ability to develop drug candidates and commercialize any product that receives regulatory approval on a timely and competitive basis. If our third party manufacturers' production processes malfunction or contaminate our drug supplies during manufacturing, we may incur significant inventory loss.

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

The Fast Track designation for Tecovirimat may not actually lead to a faster development or regulatory review or approval process.

We have obtained a “Fast Track” designation from FDA for Tecovirimat. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. FDA may withdraw our Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of FDA’s expedited review procedures or that any application that we may submit to FDA for regulatory approval will be accepted for filing or ultimately approved.

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

We also currently rely on third-party manufacturers and service providers to produce Tecovirimat. Under the BARDA Contract, we are responsible for the performance of these third-party contracts, and our contracts with these third parties give us certain supervisory and quality control rights, but we do not exercise complete day-to-day control over their activities.

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

As of December 31, 2014, we exclusively own seven U.S. utility patents, two U.S. provisional patent applications, three U.S. utility patent applications, eight issued foreign patents, two international PCT patent applications and 48 foreign patent applications. We included a summary of our patent position as of December 31, 2014 in Part I, Item 1 of this Annual Report on Form 10-K.

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

In December 2006, PharmAthene filed an action against us in the Delaware Court of Chancery (the “Court” or “Court of Chancery”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint,

PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, also known as Tecovirimat, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our alleged breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process. The Court tried the case in January 2011.

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

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of December 31, 2014.

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

On June 26, 2013, the parties appeared before Vice Chancellor Parsons to discuss the remand, at which time PharmAthene declared its desire to supplement the record with further evidence. Following briefing and argument on August 15, 2013, the Chancery Court granted PharmAthene’s motion to supplement the record and also allowed the Company to submit responsive evidence. On December 18-19, 2013, the Court held an evidentiary hearing with respect to that evidence. On January 15, 2014, after briefing on relevant issues, the parties appeared for oral argument regarding what remedy, if any, the Chancery Court should impose in light of the remand by the Supreme Court of Delaware.

On August 8, 2014, the Court of Chancery issued its memorandum opinion and order (the “Remand Opinion”). In its Remand Opinion, the Court of Chancery reversed its earlier conclusions and held that PharmAthene had carried its burden of demonstrating its entitlement to lump sum expectation damages for lost profits related to Tecovirimat by a preponderance of the evidence. It also stated that in order to calculate PharmAthene’s lost profits, several modifications to the valuation model presented at trial (which the Court of Chancery had rejected as too speculative, among other things, in its post-trial opinion) were required, which modifications the Court of Chancery set forth in the Remand Opinion. The Court of Chancery ruled that PharmAthene is entitled to the value of the revised calculations plus pre- and post-judgment interest at the legal rate with prejudgment interest to accrue from December 20, 2006. The Court of Chancery also denied and dismissed with prejudice PharmAthene’s claims that it is entitled to specific performance or an equitable payment stream, on the grounds that PharmAthene is limited to a contractual remedy and has an adequate remedy at law. Finally, the Court of Chancery ruled that PharmAthene was entitled to (i) forty percent of the reasonable attorneys’ fees and expenses it incurred through post-trial argument, (ii) one-third of the reasonable attorneys’ fees and expenses it incurred in the remand proceedings, (iii) sixty percent of expert witness fees it incurred in the pretrial and trial phases, and (iv) and one-tenth of the expert witness fees it incurred in the remand proceedings.
The Remand Opinion instructed the parties to perform damages calculations using the Court's newly modified but previously rejected model. PharmAthene was instructed to provide SIGA with a lump sum damages calculation within 10 business days, following which SIGA would respond within 10 business days with its own calculation, or agreement with PharmAthene. Additionally, the Remand Opinion specified that the competing calculations would be submitted to the Court of Chancery within 30 days from the date on which PharmAthene provided its lump sum damages calculation to SIGA, if there is continuing disagreement on the narrow issue of performing the court's required calculations.

On September 16, 2014, as a consequence of SIGA’s chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 1 to the financial statements). On October 8, 2014, the Bankruptcy Court approved a stipulation (the “Stipulation”) between the Company and PharmAthene partially lifting the stay to permit the litigation before the Delaware Chancery Court to proceed, including all appeals. The Stipulation, however, provides that the stay shall remain in effect with respect to the enforcement of any judgment that may be entered.
On October 17, the Company and PharmAthene separately submitted competing damages calculations to the Court of Chancery. PharmAthene’s submission noted a damages calculation, inclusive of pre-judgment interest, of approximately $233 million as of September 30, 2014. The Company’s submission noted a damages calculation, inclusive of pre-judgment interest, of approximately $173 million as of August 8, 2014 (the date of the Remand Opinion). The separate calculations submitted by PharmAthene and the Company are based on each parties’ interpretation of the adjusted valuation methodology the Court of Chancery directed the parties to utilize in the Remand Opinion.In its submission, the Company stated that SIGA intends to argue on appeal that PharmAthene has no entitlement to any award of expectation damages, but, rather, should be limited to a recovery of its reliance interest of approximately $200,000. Accordingly, the ultimate loss to be incurred from this litigation is highly uncertain and may be significantly different from the range of calculations set forth in the October 17 submission to the Court of Chancery.

As part of the October 17 submissions, PharmAthene calculated SIGA’s liability for reimbursement of attorney’s fees, expert witness costs and other costs as $3.2 million.

On January 7, 2015, the Delaware Court of Chancery issued a letter opinion, directing PharmAthene to submit a revised proposed final order and judgment reflecting certain rulings in that opinion, including an award to PharmAthene of $113,116,985 in contract expectation damages, plus interest. On January 9, 2015, PharmAthene submitted a revised proposed final order and judgment. On January 12, 2015, SIGA submitted limited objections to PharmAthene's proposed final order and judgment, to which PharmAthene responded on January 14, 2015.

On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment, awarding to PharmAthene $113,116,985 in contract expectation damages, plus pre-judgment interest up to January 15, 2015, and certain permitted legal fees, costs, and expenses, for a Judgment of $194,649,042. Pursuant to the January 15 Final Order and Judgment, SIGA also is liable to PharmAthene for post-judgment interest, in the amount of $30,663.89, per diem, which per diem amount shall periodically be adjusted.

Both parties were free to appeal from the portions of the trial court rulings on remand that were unfavorable to them within 30 days of entry of the Delaware Court of Chancery's Final Order and Judgment. On January 16, 2015, SIGA appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. On January 29, 2015, PharmAthene cross-appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. There is no assurance that either appeal will be successful.

The ultimate loss to be incurred in the future from the PharmAthene litigation is highly uncertain and may differ significantly from the Outstanding Judgment. However, SIGA believes that an ultimate loss of some amount is probable. Because the future outcome of SIGA's appeal of the Final Order and Judgment to the Supreme Court of Delaware is highly uncertain, the Company has based its loss accrual on the January 7, 2015 Delaware Court of Chancery letter opinion, and the subsequent judgment entered by the Delaware Court of Chancery on January 15, 2015. Based on the Delaware Court of Chancery letter opinion, SIGA has recorded a loss accrual for expectation damages of approximately $187.8 million as of December 31, 2014. This amount is classified as a liability subject to compromise. Included in loss accrual, the company accrued pre-judgment interest through September 16, 2014, SIGA's chapter 11 filing date, because it is currently uncertain whether interest accrued subsequent to the chapter 11 filing date will be part of any allowed claim.

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

We incurred net operating losses of approximately $209.7 million and $23.5 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, 2013 and 2012, our accumulated deficit was approximately $422.0 million, $156.5 million and $139.4 million, respectively. We expect to continue to have significant operating expenses and will need to generate significant revenues to achieve and maintain profitability.

Our ability to fund operations is substantially dependent on cash flows from delivery of Tecovirimat. If we do not achieve positive cash flows, we cannot guarantee that we can sustain or enhance our current level of operations. We expect that cash flows will fluctuate significantly and could be delayed from one quarter to another based on several factors. If cash flows grow slower than we anticipate, or if operating expenses or expenses resulting from the appeal of the Outstanding Judgment in the litigation commenced by PharmAthene exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities, though we do not expect to seek such acquisitions or investments during the pendency of our restructuring process under chapter 11. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing businesses, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisitions. We may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particulate target. Acquisitions could also result in dilutive issuances of equity securities or the issuance of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

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

The possibility of potential substantial loss from the PharmAthene litigation, combined with the cost attendant to the administration of the Company’s chapter 11 case, have led our independent registered public accounting firm to express substantial doubt about our ability to continue as a going concern.

The possibility of potential substantial loss from PharmAthene litigation, combined with the costs attendant to the administration of the Company’s chapter 11 case, have led our independent registered public accounting firm to express substantial doubt about our ability to continue as a going concern in its report to our financial statements as of and for the year ended December 31, 2014. If we are forced to liquidate or are otherwise unable to continue as a going concern, investors will likely lose all of their investment in our Company.

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

The volatile price of our stock makes it difficult for investors to predict the value of their investments, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical or animal test results relating to products under development by our competitors or us;

•	initiating, completing or analyzing, or a delay or failure in initiating, completing or analyzing, pre-clinical or clinical trials or animal trials or the design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents and rights to Tecovirimat or a portion of the net profits associated therewith as asserted by PharmAthene;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenues and other results of operations;

•	changes in financial estimates by securities analysts;

•	publicity or activity involving possible future acquisitions, strategic investments, partnerships or alliances;

•	the status of the listing of our common stock on NASDAQ; and

•	matters relating to our chapter 11 proceedings.

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

Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring shareholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change in control of SIGA. As of the most recent available information, directors, executive officers and principal stockholders beneficially owned approximately 30% of our outstanding stock.

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

As of December 31, 2014, we had federal net operating loss carryforwards, or NOLs, of $87.4 million to offset future taxable income. In 2012 previously available NOLs of approximately $1.2 million were expired. The remaining NOLs expire in various years between 2021 and 2034, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes on a company's ability to use NOLs if a company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. For example, as a result of a previous change in stock ownership, the annual utilization of the net operating carryforwards generated in tax years prior to 2004 may be subject to limitation.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York, NY and our research and development facilities are located in Corvallis, Oregon. In January 2013, we entered into a sublease with an affiliate to sublet expanded office space in a New York, NY location to serve as our corporate headquarters. The sublease commenced in April 2013 and expires in 2020.

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

Item 3. Legal Proceedings

In December 2006, PharmAthene filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, also known as Tecovirimat, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our alleged breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process. The Court tried the case in January 2011.

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

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of December 31, 2014.

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

On June 26, 2013, the parties appeared before Vice Chancellor Parsons to discuss the remand, at which time PharmAthene declared its desire to supplement the record with further evidence. Following briefing and argument on August 15, 2013, the Chancery Court granted PharmAthene’s motion to supplement the record and also allowed the Company to submit responsive evidence. On December 18-19, 2013, the Court held an evidentiary hearing with respect to that evidence. On January 15, 2014, after briefing on relevant issues, the parties appeared for oral argument regarding what remedy, if any, the Chancery Court should impose in light of the remand by the Supreme Court of Delaware.

On August 8, 2014, the Court of Chancery issued its Remand Opinion. In its Remand Opinion, the Court of Chancery reversed its earlier conclusions and held that PharmAthene had carried its burden of demonstrating its entitlement to lump sum expectation damages for lost profits related to Tecovirimat by a preponderance of the evidence. It also stated that in order to calculate PharmAthene’s lost profits, several modifications to the valuation model presented at trial (which the Court of Chancery had rejected as too speculative, among other things, in its post-trial opinion) were required, which modifications the Court of Chancery set forth in the Remand Opinion. The Court of Chancery ruled that PharmAthene is entitled to the value of the revised calculations plus pre- and post-judgment interest at the legal rate with prejudgment interest to accrue from December 20, 2006. The Court of Chancery also denied and dismissed with prejudice PharmAthene’s claims that it is entitled to specific performance or an equitable payment stream, on the grounds that PharmAthene is limited to a contractual remedy and has an adequate remedy at law. Finally, the Court of Chancery ruled that PharmAthene was entitled to (i) forty percent of the reasonable attorneys’ fees and expenses it incurred through post-trial argument, (ii) one-third of the reasonable attorneys’ fees and expenses it incurred in the remand proceedings, (iii) sixty percent of expert witness fees it incurred in the pretrial and trial phases, and (iv) and one-tenth of the expert witness fees it incurred in the remand proceedings.

The Remand Opinion instructed the parties to perform damages calculations using the Court's newly modified but previously rejected model. PharmAthene was instructed to provide SIGA with a lump sum damages calculation within 10 business days, following which SIGA would respond within 10 business days with its own calculation, or agreement with PharmAthene. Additionally, the Remand Opinion specified that the competing calculations would be submitted to the Court of Chancery within 30 days from the date on which PharmAthene provided its lump sum damages calculation to SIGA, if there is continuing disagreement on the narrow issue of performing the court's required calculations.

On September 16, 2014, as a consequence of SIGA’s chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 1 to the financial statements). On October 8, 2014, the Bankruptcy Court approved a Stipulation between the Company and PharmAthene partially lifting the stay to permit the litigation before the Delaware Chancery Court to proceed, including all appeals. The Stipulation, however, provides that the stay shall remain in effect with respect to the enforcement of any judgment that may be entered.

On October 17, the Company and PharmAthene separately submitted competing damages calculations to the Court of Chancery. PharmAthene’s submission noted a damages calculation, inclusive of pre-judgment interest, of approximately $233 million as of September 30, 2014. The Company’s submission noted a damages calculation, inclusive of pre-judgment interest, of approximately $173 million as of August 8, 2014 (the date of the Remand Opinion). The separate calculations submitted by PharmAthene and the Company are based on each parties’ interpretation of the adjusted valuation methodology the Court of Chancery directed the parties to utilize in the Remand Opinion.. In its submission, the Company stated that SIGA intends to argue on appeal that PharmAthene has no entitlement to any award of expectation damages, but, rather, should be limited to a recovery of its reliance interest of approximately $200,000. Accordingly, the ultimate loss to be incurred from this litigation is highly uncertain and may be significantly different from the range of calculations set forth in the October 17 submission to the Court of Chancery.

As part of the October 17 submissions, PharmAthene calculated SIGA’s liability for reimbursement of attorney’s fees, expert witness costs and other costs as $3.2 million.

On January 7, 2015, the Delaware Court of Chancery issued a letter opinion, directing PharmAthene to submit a revised proposed final order and judgment reflecting certain rulings in that opinion, including an award to PharmAthene of $113,116,985 in contract expectation damages, plus interest. On January 9, 2015, PharmAthene submitted a revised proposed final order and judgment. On January 12, 2015, SIGA submitted limited objections to PharmAthene’s proposed final order and judgment, to which PharmAthene responded on January 14, 2015.

On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment, awarding to PharmAthene $113,116,985 in contract expectation damages, plus pre-judgment interest up to January 15, 2015, and certain permitted legal fees, costs, and expenses, for a judgment of $194,649,042. Pursuant to the Final Order and Judgment, SIGA also is liable to PharmAthene for post-judgment interest, in the amount of $30,663.89, per diem, which per diem amount shall periodically be adjusted.

Both parties were free to appeal from the portions of the trial court rulings on remand that were unfavorable to them within 30 days of entry of the Final Order and Judgment. On January 16, 2015, SIGA appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. On January 29, 2015, PharmAthene cross-appealed from certain portions of the Delaware Court of Chancery’s rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. There is no assurance that either appeal will be successful.

The ultimate loss to be incurred in the future from the PharmAthene litigation is highly uncertain and may differ significantly from the Outstanding Judgment. However, SIGA believes that an ultimate loss of some amount is probable. Because the future outcome of SIGA’s appeal of the Final Order and Judgment to the Supreme Court of Delaware is highly uncertain, the Company has based its loss accrual on the January 7, 2015 Delaware Court of Chancery letter opinion, and the subsequent judgment entered by the Delaware Court of Chancery on January 15, 2015. Based on the Delaware Court of Chancery letter opinion, SIGA has recorded a loss accrual for expectation damages of approximately $187.8 million as of December 31, 2014. This amount is classified as a liability subject to compromise. Included in the loss accrual, the Company accrued pre-judgment interest through September 16, 2014, SIGA’s chapter 11 filing date, because it is currently uncertain whether interest accrued subsequent to the chapter 11 filing date will be part of any allowed claim.

In addition to the damages loss accrual, SIGA has separately accrued $3.2 million for PharmAthene’s attorneys’ fees and expert expenses, related to the case.

See “Chapter 11 Filing,” in Item 1, “ Business” for information relating to the Company’s ongoing chapter 11 proceedings.

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

2014	High	Low
First Quarter	$3.87	$2.94
Second Quarter	3.23	2.49
Third Quarter	2.91	0.99
Fourth Quarter	1.79	1.32

2013	High	Low
First Quarter	$4.60	$2.71
Second Quarter	4.00	2.72
Third Quarter	4.00	2.82
Fourth Quarter	4.15	2.90

As of February 17, 2015, the closing sale price of our common stock was $2.05 per share. There were 31 holders of record as of February 17, 2015. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We are not under any restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business. See “ Other Matters Related to the Chapter 11 Case,” in Item 1, “ Business” for information relating to the status of our listing on the Nasdaq Global Market.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2014, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2009 in each of (i) our common stock; (ii) the Nasdaq National Market-US; and (iii) the Nasdaq Pharmaceutical Index.

	December 31,
	2009	2010	2011	2012	2013	2014
SIGA Technologies, Inc.	$177	$428	$77	$80	$100	$25
NASDAQ Composite Index	$144	$168	$165	$191	$265	$209
NASDAQ Biotech Composite Index	$116	$133	$149	$196	$325	$377

$400
$350
$300
$250
$200
$150
$100
$50
$-
Dollars
2009
2010
2011
2012
2013
2014
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

Item 6. Selected Financial Data

The selected financial data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from applicable audited consolidated financial statements not included in this annual report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Revenues	$3,140	$5,519	$8,971	$12,726	$19,216
Selling, general and administrative	12,524	13,048	10,967	21,882	8,131
Research and development	10,830	13,857	18,213	18,367	22,659
Patent preparation fees	988	1,421	1,883	1,808	1,149
Litigation accrual	188,465	197	443	2,050	—
Restructuring charges	—	513	—	—	—
Loss from operations	(209,667)	(23,516)	(22,536)	(31,381)	(12,722)
Decrease (increase) in fair value of common stock warrants	313	(74)	805	24,436	(38,110)
Interest expense	(456)	(1,207)	(173)	—	—
Other income, net	1	1	1	13	659
Reorganization items, net	(2,127)	—	—	—	—
Loss before income taxes	(211,935)	(24,796)	(21,904)	(6,932)	(50,173)
Benefit from (provision for) income taxes	(53,528)	7,618	7,844	36,032	(175)
Net income (loss)	$(265,463)	$(17,177)	(14,060)	$29,100	$(50,348)
Basic earnings (loss) per share	$(4.97)	$(0.33)	$(0.27)	$0.57	$(1.12)
Diluted earnings (loss) per share	$(4.97)	$(0.33)	$(0.27)	$0.09	$(1.12)
Weighted average shares outstanding: basic	53,419,686	52,368,842	51,639,622	50,929,491	45,151,774
Weighted average shares outstanding: diluted	53,419,686	52,368,842	51,639,622	54,061,650	45,151,774
Cash and cash equivalents and short-term investments	$99,714	$91,310	$32,017	$49,257	$21,331
Total assets	$166,385	$193,824	$105,836	$90,380	$27,032
Long-term obligations	$405	$2,438	$4,779	$1,560	$27,188
Stockholders’ equity (deficit)	$(246,502)	$16,975	$28,243	$40,771	$(12,913)
Net cash provided by (used in) operating activities	$14,177	$58,437	$(20,223)	$25,574	$(10,825)

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

Overview

We are a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. Our lead product is Tecovirimat, also known as ST-246, an orally administered antiviral drug that targets orthopoxviruses, including smallpox. While Tecovirimat is not yet licensed as safe or effective by the U.S. Food & Drug Administration, it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project Bioshield.

Chapter 11 Filing

On September 16, 2014, the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the Bankruptcy Code in the Bankruptcy Court, chapter 11 Case Number 14-12623 (SHL). The Company is continuing to operate its business as a “debtor-in-possession” in accordance with the applicable provisions of the Bankruptcy Code. The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene (see Note 14 to the financial statements). While operating as a debtor-in-possession under chapter 11, the Company is pursuing what it believes is a meritorious appeal of the Delaware Court of Chancery Final Order and Judgment, without the necessity of posting a bond.

PharmAthene Litigation
On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profit related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 . The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action at this time and also permits the Company's appeal of the Outstanding Judgment to go forward without the need to post a bond. On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment.

Administration of Chapter 11 Case
On September 17, 2014, the Company received Bankruptcy Court approval of certain “first-day” motions, which preserved the Company's ability to continue operations without interruption in chapter 11. As part of the “first-day” motions, the Company received approval to pay or otherwise honor certain pre-petition obligations generally designed to support the Company's operations. Additionally, the Bankruptcy Court confirmed the Company's authority to pay for goods and services received post-petition in the ordinary course of business.

In October, the U.S. Trustee appointed the UCC, an official committee of unsecured creditors.  The UCC has a right to be heard on any issue in the Company’s chapter 11 case.  There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or with respect to any plan of reorganization, when proposed.

As part of the chapter 11 case, the Company has retained, pursuant to Bankruptcy Court authorization, legal and other professionals to advise the Company in connection with the administration of its chapter 11 case and its litigation with PharmAthene, and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

Pursuant to an order of the Bankruptcy Court, dated October 28, 2014, the Company was authorized to pay reimbursable pre-petition obligations to certain service providers that are fully reimbursable by BARDA pursuant to the BARDA Contract. Pursuant to an order of the Bankruptcy Court, dated January 14, 2015, the Company was authorized to satisfy a fully-secured term loan provided by General Electric Capital Corporation in the approximate amount of $1.8 million. Such amount, and related fees, was paid by the Company on January 16, 2015 and all liens securing the credit facility were released.

On January 29, 2015, the Company filed a motion with the Bankruptcy Court to assume the BARDA Contract, as amended by the BARDA Amendment, under the provisions of the Bankruptcy Code.  If the motion is granted, the parties’ rights and obligations under the BARDA Contract, as so amended, will continue without any impact arising from SIGA’s filing for relief under chapter 11 of the Bankruptcy Code. The Motion currently is scheduled to be considered by the Bankruptcy Court on March 17, 2015.

Plan Reorganization
The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The Company has the exclusive right to file a plan of reorganization through and including May14, 2015, and to solicit votes on such a plan if filed by such date through and including July 13, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Company's right to seek further extensions of such periods. The Company has a right to seek further extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan (including provisions with respect to the treatment of prepetition claims and equity interests), or whether a plan will be confirmed and become effective.

Other Matters Related to the Chapter 11 Case
On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market. The Company appealed such assertion. On October 16, 2014, representatives of the Company appeared before the NASDAQ Stock Market LLC’s hearings panel to present the Company’s appeal, asking the panel to exercise its discretion to allow the Company to maintain its listing for up to five additional months (the limit of the panel’s discretion at that time). On October 29, 2014, the Company received the decision of the NASDAQ hearings panel. The NASDAQ hearings panel decided that the Company’s Common Stock would remain listed, subject to: (a) the Company providing the NASDAQ hearings panel with confidential updates regarding the status of the PharmAthene litigation, public disclosures relating to such litigation and to any possible judgment, and (b) the Company, on or before March 16, 2015, emerging from chapter 11 and evidencing compliance with all requirements for initial listing on the NASDAQ Stock Market. The NASDAQ hearings panel also stated that it reserved the right to reconsider its determination based upon any event, condition or circumstance that exists or develops that would, in the opinion of the panel, make continued listing of the Company’s securities on the NASDAQ Stock Market inadvisable or unwarranted. The Company does not expect to emerge from bankruptcy on or before March 16, 2015. Accordingly, there can be no assurance that the Company will meet the conditions required by the NASDAQ hearings panel and maintain the listing of its Common Stock on NASDAQ.

Optimization Program

In the fourth quarter of 2013, the Company began an optimization program to increase efficiencies within its operations (the “Optimization Program”). This program, which included a reduction in employee headcount, was intended to align the Company's resources, staff and efforts with the most promising growth opportunities. A substantial portion of the Optimization Program was implemented as of December 31, 2013.

Lead Product - Tecovirimat

On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Tecovirimat to the Strategic Stockpile. The BARDA Contract is worth approximately $463 million, including $409.8 million for manufacture and delivery of 1.7 million courses of Tecovirimat and $54 million of potential reimbursements related to development and supportive activities. In addition to the Base Contract, the BARDA Contract also contains various options that are exercisable at BARDA’s discretion and would fund development and supportive activities such as work on pediatric and geriatric formulations of the drug as well as use of Tecovirimat for smallpox prophylaxis; would result in $50 million payment to the Company for FDA approval for extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); and/or would fund production-related activities such as warm-base manufacturing. As of December 31, 2014, BARDA has not exercised any options. The BARDA Contract expires in September 2020.

Under the Base Contract , BARDA has agreed to buy from SIGA 1.7 million courses of Tecovirimat. Additionally, SIGA expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options, revenue recognition,income taxes and contingencies. For a detailed discussion of the application of these and other accounting policies, see Note 2 to our consolidated financial statements.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is expected to be impacted by the outcome of the Company’s appeal of post-remand judgment by the Delaware Court of Chancery (as described in Note 14 to the financial statements), as well as the resolution of its chapter 11 case. The Delaware Court of Chancery, acting on remand from the Delaware Supreme Court, entered its Final Judgment and Order awarding PharmAthene approximately $195 million, including prejudgment interest up to January 15, 2015. Additionally, in response to the potential impact of the Outstanding Judgment, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code and is operating its business as a “debtor-in-possession”in accordance with the applicable provisions of the Bankruptcy Code. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of the chapter 11 filing and the Outstanding Judgment, the realization of assets and the satisfaction of liabilities are subject to uncertainties. Any reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as going concern.

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

The BARDA Contract is a multiple deliverable arrangement comprising delivery of courses and covered research and development activities. The BARDA Contract contains certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until our obligations related to potential replacement of delivered courses are satisfied. Accordingly we have deferred revenue for all amounts received to date under the BARDA Contract except for revenue recognized for amounts received with respect to BARDA’s obligation to reimburse the cost of covered research and development services.

Subject to the above, payments for development activities are recognized as revenue when earned, over the period of effort. Funding for the acquisition of capital assets under cost-plus-fee contracts and grants is evaluated for appropriate recognition as a reduction to the cost of the acquired asset, a financing arrangement, or revenue, based on the specific terms of the related grant or contract.

Share-based Compensation
     We account for our stock-based compensation using the fair value recognition provisions prescribed by the authoritative guidance, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

Stock-based compensation expense for 2014, 2013 and 2012 was $2.4 million, $2.3 million and $1.8 million, respectively. The fair value of share-based awards is determined on the grant date. For options awards, fair value is generally estimated using the Black-Scholes model and for stock appreciation rights, fair value is estimated using a Monte Carlo method. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite periods in our consolidated statement of operations. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term over which stock awards will be outstanding before they are exercised, the expected volatility of our stock, and the number of stock-based awards that are expected to be forfeited. It is reasonably likely that future assumptions may change, in which case the fair value of future option awards may exceed or fall short of historical calculated fair values. In addition, for stock options with performance conditions, we estimate, on a quarterly basis, the most probable outcome of the performance conditions in order to determine the amount of compensation costs to be recorded over the remaining vesting period.

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

Our assessment of whether our deferred tax assets will be realized is based on estimates of future taxable income arising from the BARDA Contract. If the current estimates of future taxable income change, then our assessment regarding the realization of deferred tax assets could change. Based on the Outstanding Judgment , SIGA has recorded a loss accrual for expectation damages of approximately $187.8 million related to the PharmAthene litigation. On September 16, 2014, SIGA filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Bankruptcy Code (see Note 1 to the financial statements). Because of the PharmAthene litigation and chapter 11 filing, there is substantial doubt about the Company's ability to continue as a going concern. As such, the Company has concluded that it is not more likely than not that it will realize its deferred tax assets on a more likely than not basis and recorded a non-cash charge of approximately $53.5 million to establish a valuation allowance against its net deferred tax assets. The amount of deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence is no longer present. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in our financial statements in the period the estimate is changed with a corresponding adjustment to operating results.

Contingencies
We are currently involved in a litigation with PharmAthene, Inc.(see Note 14 to the financial statements). If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Accruals are based on our best estimates based on available information. Based on the Outstanding Judgment, SIGA believes an amount of loss is probable and has recorded a loss accrual for expectation damages of approximately $187.8 million related to the PharmAthene litigation. Additionally, SIGA has accrued a $3.2 million liability for reimbursement of attorney's fees and other costs related to the PharmAthene litigation. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation or settlement of claims, we may reassess the potential liability, if any, related to these matters and may revise this estimate, which could result in a material adjustment to our operating results.

Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. This ASU states that, when making this assessment, management should consider relevant conditions or events that are known or reasonably knowable on the date the financial statements are issued or available to be issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

Results of Operations for the Years ended December 31, 2014, 2013, and 2012

Revenues from research and development contracts and grants for the years ended December 31, 2014 and 2013, were $3.1 million and $5.5 million, respectively. The decrease in revenue of $2.4 million, or 43%, reflects a $0.6 million decrease in revenues from our federal contracts supporting the development of Tecovirimat and a $1.8 million decrease in grant revenues related to dengue fever and Lassa fever, of which $1.2 million relates to the Lassa fever program. In connection with the Optimization Program, the Company entered into an asset purchase agreement in August 2014 to sell and transfer its pre-clinical Lassa fever assets to Kineta Four, LLC.

Revenues from research and development contracts and grants for the years ended December 31, 2013 and 2012, were $5.5 million and $9.0 million, respectively. The decrease of $3.5 million, or 39%, includes the impact of a $3.0 million decrease in revenues from our federal contracts supporting the development of Tecovirimat and a $455,000 decrease in grant revenues related to Lassa fever.

Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2014 and 2013 were $12.5 million and $13.0 million, respectively, reflecting a decrease of approximately $0.5 million or 4%. The net decrease primarily relates to: a decrease of $0.5 million in employee compensation which is mostly due to a reduction in accrued employee bonuses and a decrease of $0.7 million in professional service fees in connection with general corporate activities and litigation. The net decrease was partially offset by an increase of $0.7 million of professional services fees in connection with business development and strategic initiatives.

SG&A for the years ended December 31, 2013 and 2012 were $13.0 million and $11.0 million, respectively, reflecting an increase of approximately $2.0 million or 18%. The increase primarily relates to a $920,000 increase in employee compensation, which is related to an increase in corporate headcount and an increase in non-cash stock compensation expense, and an increase of $413,000 in facilities expenses.

Research and development (“R&D”) expenses were $10.8 million for the year ended December 31, 2014, a decrease of approximately $3.1 million or 22% from the $13.9 million incurred during the year ended December 31, 2013. The decrease is primarily attributable to a decline of approximately $2.7 million in employee compensation, due to the Optimization Program, and a $0.7 million decrease in direct vendor-related expenses supporting the development of Tecovirimat and the Company's pre-clinical programs. The decreases in employee compensation and vendor expenses were partially offset by a net inventory write-off of $0.8 million.

     R&D expenses were $13.9 million for the year ended December 31, 2013, a decrease of approximately $4.4 million or 24% from the $18.2 million incurred during the year ended December 31, 2012. $2.4 million of the decrease relates to lower direct vendor-related expenses supporting the development of Tecovirimat, dengue antivirals, broad-spectrum antivirals and high-throughput screening. An additional $1.2 million of the decrease is attributable to $775,000 reduction in employee compensation and a $468,000 inventory write-off in 2012.

During the years ended December 31, 2014, 2013, and 2012, we incurred direct costs of $3.6 million, $4.0 million and $7.4 million, respectively, on the development of Tecovirimat. During the year ended December 31, 2014, we spent $415,000 on internal human resources dedicated to the drug's development and $3.1 million mainly on manufacturing and clinical testing. During the year ended December 31, 2013, we spent $597,000 on internal human resources dedicated to the drug’s development and $3.4 million mainly on manufacturing and clinical testing. During the year ended December 31, 2012, we spent $1.3 million on internal human resources dedicated to the drug’s development and $6.0 million mainly on manufacturing and clinical testing. From inception of the ST-246 development program to-date, we invested a total of $60.2 million in the program, of which $10.7 million supported internal human resources, and $49.6 million was used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

Patent expenses for the years ended December 31, 2014, 2013 and 2012 were $1.0 million, $1.4 million and $1.9 million, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

For the year ended December 31, 2014, the Company recorded approximately $188.5 million of loss accrual in connection with the PharmAthene litigation. See Note 14 to the financial statements for additional information.

During the year ended December 31, 2013, the Company incurred restructuring expenses of $513,000. In the fourth quarter of 2013, the Company began an Optimization Program to increase efficiencies within its operations. The program, which included a reduction in employee headcount, was intended to align the Company's resources, staff and efforts with the most promising growth opportunities. A substantial portion of the Optimization Program was implemented as of December 31, 2013.

Changes in the fair value of liability classified warrants to acquire common stock are recorded as gains or losses. For the years ended December 31, 2014, 2013, and 2012, we recorded a gain of $313,000, a loss of $74,000 and a gain of $805,000, respectively, reflecting changes in fair market value of liability classified warrants outstanding during respective periods. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities. As December 31, 2014, there were no liability classified warrants outstanding.

Interest expense for the year ended December 31, 2014 was $0.5 million consisting of interest on outstanding debt. Interest expense for the year ended December 31, 2013 was $1.2 million consisting of interest on outstanding debt and certain vendor payable arrangements. The decrease in interest expense is due to lower outstanding debt due to monthly principal payments and there was no interest on vendor payable in 2014.

For the year ended December 31, 2014, the Company incurred approximately $2.1 million in reorganization expenses in connection with the chapter 11 filing. See Note 1 to the financial statements for additional information.

For the year ended December 31, 2014, we incurred a tax provision of $53.5 million on pre-tax net losses of $211.9 million. The tax provision primarily relates to the Company’s conclusion that it could no longer realize its deferred tax assets on a more likely than not basis because of the PharmAthene litigation, the chapter 11 filing and the substantial doubt about the Company's ability to continue as a going concern (see Note 12 to the financial statements). The effective tax rate as of December 31, 2014 was 25.3%. Our effective tax rate was impacted by recurring items such as state and local taxes, valuation of deferred tax assets, non-deductible expenses and changes in tax laws.

For the year ended December 31, 2013, we incurred net losses of $24.8 million for tax purposes and a corresponding tax benefit of $7.6 million. The effective tax rate as of December 31, 2013 was 30.7%. Our tax rate was impacted by recurring items such as state and local taxes, non-deductible expenses and changes in tax laws. For the year ended December 31, 2012, we incurred net losses for tax purposes and recognized an income tax benefit of $7.8 million.

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

In 2012, previously available NOLs of approximately $1.2 expired.The remaining NOLs of $87.4 million will expire in various years between 2021 and 2034, if not utilized.

Liquidity and Capital Resources

As of December 31, 2014, we had $99.7 million in cash and cash equivalents compared with $91.3 million at December 31, 2013. Additionally, as of December 31, 2014, the Company had $4.0 million in restricted cash as collateral for obligation under the General Electric Corporation term loan (“GE term loan”). In January 2015, the Company paid the GE term loan in full.

There can be no assurance that cash on hand, cash generated through operations by future delivery of courses to BARDA, cash generated from asset sales, and other available funds will be sufficient to satisfy the ultimate resolution of the PharmAthene litigation. The possibility of potential substantial loss from the PharmAthene litigation, combined with the costs attendant to the administration of the Company's chapter 11 case, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties. We believe that the funds received from the BARDA Contract (see Note 3 to the financial statements) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months; however, depending on the outcome of the Company's appeal of the PharmAthene litigation, the Outstanding Judgment may ultimately have a significant impact on the Company.

Litigation
On January 7, 2015, the Delaware Court of Chancery, acting on remand from the Delaware Supreme Court, entered its Final Judgment and Order awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action at this time and also permits the Company's appeal of the Outstanding Judgment to go forward without the need to post a bond. On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment (see Note 14 to the financial statements).

Change in Provisional Dosage of Tecovirimat
On December 24, 2014, the Company announced that based on discussions with representatives of the FDA and BARDA, product deliveries of Tecovirimat subsequent to December 31, 2014 are expected to be at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once per day. The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of Tecovirimat. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), SIGA currently expects to supplement previously delivered courses of Tecovirimat, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company and BARDA have agreed to an amendment of (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification is subject to the approval of the Bankruptcy Court. The Company expects to incur significant incremental costs with the production of additional dosage. The provisional dosage for Tecovirimat may be subject to additional changes in the future based on FDA guidance.

Prior Year Activity
In the fourth quarter of 2013, the Company initiated the Optimization Program which included a reduction in employee headcount. A substantial portion of the Optimization Program was implemented as of December 31, 2013.

In December 2012, we entered into a loan agreement with a lender to provide the Company a term loan of $5.0 million with a fixed interest rate of 9.85% per annum and a revolving line of credit of $7.0 million with a variable interest rate. Borrowings under the revolving line of credit are based on eligible outstanding accounts receivable and will bear interest at a rate per annum equal to 5.25% plus the higher of: (a) 1.50%, and (b) three-month LIBOR divided by a defined factor. The term of the loan is three years. As of December 31, 2014, approximately $2.0 million of the term loan was outstanding and no amounts were outstanding against the revolving line of credit. In connection with the chapter 11 case, the revolving line of credit was terminated and the term loan is considered fully secured and is not reported as liabilities subject to compromise. The Company has set aside, in a separate account, $4.0 million as collateral for obligations under the loan agreement. In January 2015, the Company paid the term loan in full.

Operating Activities
Net cash provided by operations for the year ended December 31, 2014 was $14.2 million; net cash provided by operations for the year ended December 31, 2013 was $58.4 million and net cash used in operations during the year ended December 31, 2012 was $20.2 million. In 2014, the Company received approximately $43.8 million from BARDA, partially offset by $7.8million of cash payments to CMOs for the manufacture of Tecovirimat.

In 2013, the Company received approximately $109.7 million from BARDA, partially offset by $27.0 million of cash payments to CMOs for the manufacture, development and supportive activities for Tecovirimat. These cash uses relate to the performance of the BARDA contract.

On December 31, 2014 and 2013, our accounts receivable balance was approximately $500,000 and $1.0 million, respectively. Our account receivable balances primarily reflect work performed during December 2014 and 2013 in connection with Tecovirimat and dengue fever antiviral development contracts. this decrease is primarily attributed to lower grant activity in 2014.

Our accounts payable, accrued expenses and other current liabilities balance were $5.5 million and $9.9 million on December 31, 2014 and 2013, respectively. This decrease is mainly due to certain amounts being classified as liabilities subject to compromise in 2014. As of December 31, 2014, approximately $4.3 million of accounts payable, accrued expenses and other current liabilities were subject to compromise.

Investing Activities
Net cash used by investing activities for years ended December 31, 2014, 2013, and 2012 was approximately $3.5 million, $857,300, and $2.0 million, respectively. Capital expenditures during the years ended December 31, 2014, 2013, and 2012 were approximately $28,000, $857,300 and $588,200, respectively, reflecting purchases of fixed assets in the ordinary course of business.

For the year ended December 31, 2014, the Company set aside, in a separate account, $4.0 million as collateral for obligations under the GE term loan and classified this amount as restricted cash on its balance sheet, offset by $569,600 gross proceeds from the sale of certain laboratory equipment during the second quarter of 2014.
Financing Activities
Net cash used by financing activities for the year ended December 31, 2014 was $2.3 million; and net cash provided by financing activities was $1.7 million and $4.9 million for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2014, we repaid $2.0 million of the GE term loan in accordance with the loan repayment schedule and repurchased $415,938 of common stock to meet minimum statutory tax withholding requirements. The cash outlay was offset by proceeds of $102,035 from exercises of options and warrants to purchase common stock.

During the year ended December 31, 2013, we received $2.9 million from exercises of options and warrants to purchase common stock which was offset by a net $1.0 million repayment of the GE term loan in accordance with the loan repayment schedule.

During the year ended December 31, 2012, we received proceeds of $10,000 from exercises of options and warrants to purchase common stock and received $4.9 million from the GE term loan.

Contractual Obligations, Commercial Commitments and Purchase Obligations

Future contractual obligations and commercial commitments as of December 31, 2014 are expected to be as follows:

		Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Debt obligations (1)	$2,217,687	$2,217,687	$—	$—	$—
Operating lease obligations (2)	6,929,332	1,622,508	3,304,024	1,495,424	507,376
Purchase obligations	5,067,202	4,632,335	411,017	23,850	—
Total contractual obligations	$14,214,221	$8,472,530	$3,715,041	$1,519,274	$507,376

(1)
Consists of $2.0 million of outstanding debt under our GE term loan with a fixed interest rate of 9.85%. The amounts in the table above reflect the payments made by the Company to fully satisfy the debt obligation.

(2)
Includes facilities and office space under two operating leases expiring in 2017 and 2020, respectively. These obligations assume non-termination of agreements and represent expected payments, which are subject to change.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. Accordingly, we believe that, while the securities we hold are subject to changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income(loss), of changes in stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has a net capital deficiency and on September 16, 2014, the Company filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 6, 2015

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

As of

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$99,713,929	$91,309,754
Restricted cash	4,000,000	—
Accounts receivable	491,632	982,023
Inventory	19,044,477	20,515,349
Prepaid expenses and other current assets	898,705	750,808
Deferred tax assets	5,655,928	10,383,908
Total current assets	129,804,671	123,941,842

Property, plant and equipment, net	831,936	1,382,073
Deferred costs	32,860,874	22,583,202
Goodwill	898,334	898,334
Other assets	1,989,520	2,078,159
Deferred tax assets, net	—	42,940,624
Total assets	$166,385,335	$193,824,234
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,384,310	$5,064,380
Accrued expenses and other current liabilities	2,085,995	4,842,393
Current common stock warrants	—	313,425
Current portion of long term debt	1,989,948	1,968,826
Total current liabilities	7,460,253	12,189,024
Deferred revenue	81,799	162,222,189
Long term debt	—	1,989,948
Deferred income tax liability	5,900,468	—
Other liabilities	405,325	447,605
Liabilities subject to compromise	399,039,967	—
Total liabilities	412,887,812	176,848,766
Commitments and Contingencies (Note 14)
Stockholders’ equity (Deficit)
Common stock ($.0001 par value, 100,000,000 shares authorized, 53,504,296 and 53,108,844 issued and outstanding at December 31, 2014, and December 31, 2013, respectively)	5,351	5,310
Additional paid-in capital	175,483,180	173,498,028
Accumulated deficit	(421,991,008)	(156,527,870)
Total stockholders’ equity (deficit)	(246,502,477)	16,975,468
Total liabilities and stockholders’ equity (deficit)	$166,385,335	$193,824,234

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

For the Years Ended December 31

	2014	2013	2012
Revenues
Research and development	$3,139,835	$5,519,300	$8,970,835

Operating expenses
Selling, general and administrative	12,523,676	13,047,612	10,967,411
Research and development	10,830,331	13,856,500	18,213,036
Patent preparation fees	987,777	1,421,218	1,883,405
Litigation accrual	188,465,065	197,207	442,720
Restructuring charges	—	512,944	—
Total operating expenses	212,806,849	29,035,481	31,506,572
Operating loss	(209,667,014)	(23,516,181)	(22,535,737)
Decrease (increase) in fair value of common stock warrants	313,425	(73,756)	804,516
Interest expense	(455,810)	(1,207,332)	(172,993)
Other income, net	1,065	1,497	522
Reorganization items, net	(2,126,536)	—	—
Loss before income taxes	(211,934,870)	(24,795,772)	(21,903,692)
Benefit from (provision for) income taxes	(53,528,268)	7,618,439	7,844,153
Net and comprehensive income (loss)	$(265,463,138)	$(17,177,333)	$(14,059,539)
Basic earnings (loss) per share	$(4.97)	$(0.33)	$(0.27)
Diluted earnings (loss) per share	$(4.97)	$(0.33)	$(0.27)
Weighted average shares outstanding: basic	53,419,686	52,368,842	51,639,622
Weighted average shares outstanding: diluted	53,419,686	52,368,842	51,639,622

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2014, 2013 and 2012

					Accumulated
			Additional		Other	Total
	Common Stock		Paid - In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2011	51,637,352	5,164	166,056,693	(125,290,998)	—	40,770,859
Net loss				(14,059,539)		(14,059,539)
Issuance of common stock upon exercise of stock options and warrants	5,168		(247,833)			(247,833)
Stock-based compensation			1,779,515			1,779,515
Balances, December 31, 2012	51,642,520	5,164	167,588,375	(139,350,537)	—	28,243,002
Net loss				(17,177,333)		(17,177,333)
Issuance of common stock upon exercise of stock options	1,508,148	150	2,868,237			2,868,387
Stock-based compensation			2,172,597			2,172,597
Payment of common stock tendered for employee stock-based compensation tax obligations	(41,824)	(4)	(178,948)			(178,952)
Warrants issued in exchange for services recorded as other assets			272,729			272,729
Fair value of exercised common stock warrants			751,370			751,370
Excess tax benefit from stock-based compensation			23,668			23,668
Balances, December 31, 2013	53,108,844	$5,310	$173,498,028	$(156,527,870)	$—	$16,975,468
Net loss				(265,463,138)		(265,463,138)
Issuance of common stock upon exercise of stock options	521,327	54	101,981			102,035
Stock-based compensation			2,299,098			2,299,098
Payment of common stock tendered for employee stock-based compensation tax obligations	(125,875)	(13)	(415,927)			(415,940)
Balances, December 31, 2014	53,504,296	$5,351	$175,483,180	$(421,991,008)	$—	$(246,502,477)

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(265,463,138)	$(17,177,333)	$(14,059,539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	351,561	463,137	419,358
Increase (decrease) in fair value of warrants	(313,425)	73,756	(804,516)
Stock-based compensation	2,435,462	2,263,506	1,779,515
Gain on sale of assets	(345,658)	—	—
Non-cash interest expense	31,175	48,774	—
Reorganization items	(577,903)	—	—
Changes in assets and liabilities:
Accounts receivable	490,391	3,759,484	(2,104,404)
Inventory	1,470,872	(2,873,427)	(17,641,922)
Deferred costs	(10,277,672)	(19,741,668)	(2,591,462)
Prepaid expenses and other current assets	(236,134)	188,101	(444,251)
Other assets	43,186	147,621	(548,419)
Deferred income taxes, net	53,569,071	(9,599,927)	(7,847,802)
Accounts payable, accrued expenses and other current liabilities	(3,858,565)	(4,566,993)	7,550,989
Liabilities subject to compromise	399,039,967	—	—
Deferred revenue	(162,140,390)	105,170,169	16,050,910
Other liabilities	(42,280)	281,302	18,717
Net cash provided by (used in) operating activities	14,176,520	58,436,502	(20,222,826)
Cash flows from investing activities:
Capital expenditures	(28,046)	(857,341)	(588,235)
Proceeds from sale of assets	569,607	—	—
Collateral for surety bond	—	—	(1,347,956)
Restricted cash	(4,000,000)	—	—
Net cash provided by (used in) investing activities	(3,458,439)	(857,341)	(1,936,191)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	102,035	2,868,387	9,577
Payment of common stock tendered for employee tax obligations	(415,940)	(178,952)	—
Proceeds from the issuance of long-term debt	—	7,000,000	4,910,000
Repayment of long-term debt	(2,000,001)	(8,000,000)	—
Excess tax benefit from stock-based compensation	—	23,668	—
Net cash provided by (used in) financing activities	(2,313,906)	1,713,103	4,919,577
Net increase (decrease) in cash and cash equivalents	8,404,175	59,292,264	(17,239,440)
Cash and cash equivalents at beginning of period	91,309,754	32,017,490	49,256,930
Cash and cash equivalents at end of period	$99,713,929	$91,309,754	$32,017,490

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$—	$751,370	$—

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business
SIGA Technologies, Inc. (“SIGA” or the “Company”) is a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. The Company's lead product is Tecovirimat, also known as ST-246®, an orally administered antiviral drug that targets orthopoxviruses. While Tecovirimat is not yet licensed as safe or effective by the U.S. Food & Drug Administration, it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project Bioshield.

Chapter 11 Filing
On September 16, 2014 (the “Petition Date”), the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The Company is continuing to operate its business as a “debtor-in-possession” in accordance with the applicable provisions of the Bankruptcy Code.

The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 ) and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene (see Note 14). While operating as a debtor-in-possession under chapter 11, the company is pursuing what it believes is a meritorious appeal of the Delaware Court of Chancery Final Order and Judgment (as defined below), without the necessity of posting a bond.

PharmAthene Litigation
On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action at this time and also permits the Company's appeal of the Outstanding Judgment to go forward without the need to post a bond. On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment.

Administration of Chapter 11 Case
On September 17, 2014, the Company received Bankruptcy Court approval of certain “first-day” motions, which preserved the Company's ability to continue operations without interruption in chapter 11. As part of the “first-day” motions, the Company received approval to pay or otherwise honor certain pre-petition obligations generally designed to support the Company's operations. Additionally, the Bankruptcy Court confirmed the Company's authority to pay for goods and services received post-petition in the ordinary course of business.

In October, the U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “UCC”).  The UCC has a right to be heard on any issue in the Company’s chapter 11 case.  There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or with respect to any plan of reorganization, when proposed.

As part of the chapter 11 case, the Company has retained, pursuant to Bankruptcy Court authorization, legal and other professionals to advise the Company in connection with the administration of its chapter 11 case and its litigation with PharmAthene, and certain other professionals to provide services and advice in the ordinary course of business.  From time to time, the Company may seek Bankruptcy Court approval to retain additional professionals.

Pursuant to an order of the Bankruptcy Court, dated October 28, 2014, the Company was authorized to pay reimbursable pre-petition obligations to certain service providers that are fully reimbursable by the U.S. Biomedical Advanced Research and Development Authority (the “BARDA”) pursuant to the BARDA Contract (as defined in Note 3). Pursuant to an order of the Bankruptcy Court, dated January 14, 2015, the Company was authorized to satisfy a fully-secured term loan provided by General

Electric Capital Corporation in the approximate amount of $1.8 million. Such amount, and related fees, was paid by the Company on January 16, 2015 and all liens securing the credit facility were released.

On January 29, 2015, the Company filed a motion with the Bankruptcy Court to assume the BARDA Contract, as amended by the BARDA Amendment (as defined in Note 3), under the provisions of Bankruptcy Code. If the motion is granted, the parties' rights and obligations under the BARDA Contract, as so amended, will continue without any impact arising from SIGA's filing for relief under chapter 11 of the Bankruptcy code. The Motion currently is scheduled to be considered by the Bankruptcy Court on March 17, 2015.

Plan of Reorganization
The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The Company has the exclusive right to file a plan of reorganization through and including May14, 2015, and to solicit votes on such a plan if filed by such date through and including July 13, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Company's right to seek further extensions of such periods. The Company has a right to seek further extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan (including provisions with respect to the treatment of prepetition claims and equity interests), or whether a plan will be confirmed and become effective.

Pre-Petition Claims
As a result of the chapter 11 filing, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, under the Bankruptcy Code, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. Among other things, the Bankruptcy Court has authorized the Company to pay certain pre-petition claims relating to employees, critical vendors, a fully-secured pre-petition term loan, and services for which the Company receives reimbursement from the government.

On October 30, 2014, the Company filed schedules of assets and liabilities and statement of financial affairs (the “Schedules”) with the Bankruptcy Court. The Bankruptcy Court has entered an order setting March 30, 2015 as the deadline for filing proofs of claim (the “Bar Date”). The Bar Date is the date by which claims against the Company relating to the period prior to the commencement of the Company's chapter 11 case must be filed if such claims are not listed in liquidated, non-contingent and undisputed amounts in the Schedules, or if the claimant disagrees with the amount, characterization or classification of its claim as reflected in the Schedules. Claims that are subject to the Bar Date and which are not filed on or prior to the Bar Date, may be barred from participating in any distribution that may be made under a plan of reorganization in the Company's chapter 11 case.

Financial Reporting in Reorganization
The Company applied Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations effective on September 16, 2014, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. It requires that the financial statements for periods subsequent to the chapter 11 filing distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be subject to a plan of reorganization must be reported at the amounts expected to be allowed in the Company’s chapter 11 case, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used by reorganization items are disclosed separately in the consolidated statements of cash flow.

Other Matters Related to the Chapter 11 Case
On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market. The Company appealed such assertion. On October 16, 2014, representatives of the Company appeared before the NASDAQ Stock Market LLC’s hearings panel to present the Company’s appeal, asking the panel to exercise its discretion to allow the Company to maintain its listing for up to five additional months (the limit of the panel’s discretion at that time). On October 29, 2014, the Company received the decision of the NASDAQ hearings panel. The NASDAQ hearings panel decided that the Company’s Common Stock would remain listed, subject to: (a) the Company providing the NASDAQ hearings panel with confidential updates regarding the status of the PharmAthene litigation, public disclosures relating to such litigation and to any possible judgment, and (b) the Company, on or before March 16, 2015, emerging from chapter 11 and evidencing compliance with all requirements for initial listing on the NASDAQ Stock Market. The NASDAQ hearings panel also stated that it reserved the right to reconsider its determination based upon any event, condition or circumstance that exists or develops that would, in the opinion of the panel, make continued listing of the Company’s securities on the NASDAQ Stock Market inadvisable or unwarranted. The Company does not expect to emerge from bankruptcy on or before March 16, 2015. Accordingly, there can be no assurance that the Company will meet the conditions required by the NASDAQ hearings panel and maintain the listing of its Common Stock on NASDAQ.

Basis of presentation
The consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the consolidated financial position, results of operations and cash flows for all periods presented.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is expected to be impacted by the outcome of the Company’s appeal of post-remand judgment by the Delaware Court of Chancery (as defined in Note 14 to the financial statements), as well as the the resolution of its chapter 11 case. The Delaware Court of Chancery, acting on remand from the Delaware Supreme Court, entered its Final Judgment and Order awarding PharmAthene approximately $195 million, including prejudgment interest up to January 15, 2015. Additionally, in response to the potential impact of the Outstanding Judgment, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code and is operating its business as a “debtor-in-possession” in accordance with the applicable provisions of the Bankruptcy Code. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of the chapter 11 filing and the Outstanding Judgment, the realization of assets and the satisfaction of liabilities are subject to uncertainties. Any reorganization plan could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Certain prior period amounts have been reclassified to the current period presentation, primarily related to the legal expert fees accrual in connection with the PharmAthene litigation.

2. Summary of Significant Accounting Policies

Use of Estimates
The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The most significant estimates include the variables used in the calculation of fair value of stock-based awards including options and warrants granted or issued by the Company; reported amounts of revenue and expenses; calculation of contingencies including estimating litigation accrual; and the realization of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Cash Equivalents
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

As part of its chapter 11 case, on January 29, 2015, the Company established debtor-in-possession bank accounts “DIP Accounts” in accordance with the provisions of the Bankruptcy Code and transferred substantially all its cash into the DIP Accounts in February 2015.

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2014 and 2013, 100% of accounts receivables represented receivables from National Institutes of Health (“NIH”) and Biomedical Advanced Research and Development Authority (“BARDA”). An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2014 and 2013, the Company had no allowance for doubtful accounts.

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

Subject to the above, payments for development activities are recognized as revenue when earned, over the period of effort. Funding for the acquisition of capital assets under cost-plus-fee contracts or grants is evaluated for appropriate recognition as a reduction to the cost of the asset, a financing arrangement, or revenue based on the specific terms of the related grant or contract.

For the years ended December 31, 2014, 2013, and 2012, revenues from NIH and BARDA were 100% of total revenues recognized by the Company.

Research and Development
Research and development expenses include costs directly and indirectly attributable to the conduct of research and development programs, and performance of the BARDA Contract, including employee related costs, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors, including services related to the Company’s clinical trials and facility costs, such as rent, utilities, and general support services. All costs associated with research and development are expensed as incurred. Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred.

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

Share-based Compensation
Stock-based compensation expense for all share-based payment awards made to employees and directors is determined on the grant date; for options awards, fair value is estimated using the Black-Scholes model and for stock appreciation rights (“SARs”), fair value is estimated using the Monte Carlo method. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods in the Company’s consolidated statement of operations.

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

The Company incurred losses for the years ended December 31, 2014, 2013 and 2012. For all periods presented, all equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Year Ended December 31,
	2014	2013	2012
Stock Options	2,179,643	2,725,632	2,865,861
Stock-Settled Stock Appreciation Rights	388,325	439,056	421,020
Restricted Stock Units	1,206,534	981,645	351,011
Warrants	772,903	1,802,820	2,263,538

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

The Company uses model-derived valuations where inputs are observable in active markets to determine the fair value of certain common stock warrants on a recurring basis and classify such liability classified warrants in Level 2. The Company utilizes the Black-Scholes model consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the liability classified warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At December 31, 2014 and 2013, the fair value of such liability classified warrants was as follows:

	2014	2013
Common stock warrants, current	$—	$313,425
Common stock warrants, non-current	—	—
	$—	$313,425

At December 31, 2014, there were no liability classified warrants outstanding.

As of December 31, 2014 and 2013, the Company had $2.0 million and $4.0 million outstanding, respectively, from a loan entered into on December 31, 2012 (see Note 7). The fair value of the loan, which is measured using Level 2 inputs, approximates book value at December 31, 2014 and 2013.

For the years ended December 31, 2014 and 2013, SIGA did not hold any Level 3 securities.

There were no transfers between levels of the fair value hierarchy during the year ended December 31, 2014.

Legal Contingencies
The Company is subject to certain contingencies arising in the ordinary course of business. The Company is also currently involved in litigation with PharmAthene, Inc. (see Note 14 ). The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. We record anticipated recoveries under existing insurance contracts when recovery is assured.

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

Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. This ASU states that, when making this assessment, management should consider relevant conditions or events that are known or reasonably knowable on the date the financial statements are issued or available to be issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

3. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with BARDA (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Tecovirimat to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The BARDA Contract is worth approximately $463 million, including $409.8 million for manufacture and delivery of 1.7 million courses of Tecovirimat and $54 million of potential reimbursements related to development and supportive activities (the “Base Contract”). In addition to the Base Contract, the BARDA Contract also contains various options that are exercisable at BARDA’s discretion and would fund development and supportive activities such as work on pediatric and geriatric formulations of the drug as well as use of Tecovirimat for smallpox prophylaxis; would result in $50 million payment to the Company for FDA approval for extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); and/or would fund production-related activities such as warm-base manufacturing. As of December 31, 2014, BARDA has not exercised any options. The BARDA Contract expires in September 2020.

Under the Base Contract with BARDA, BARDA has agreed to buy from SIGA 1.7 million courses of Tecovirimat. Additionally, SIGA expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

As discussed in Note 14 the amount of profits we will retain pursuant to the BARDA Contract may be adversely affected by the outcome of PharmAthene’s action against SIGA.

As of December 31, 2014, the Company has received $198.3 million under the Base Contract related to the manufacture and physical delivery of courses of Tecovirimat. Included in this amount are: a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract; a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for Tecovirimat; an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for Tecovirimat; and $136.8 million of payments following physical deliveries of 1.3 million courses of Tecovirimat to the Strategic Stockpile. Product deliveries of Tecovirimat in 2013 and 2014 were at a provisional dosage of 600 mg administered once daily. Payments following physical delivery of courses were $40.7 million and $96.1 million in 2014 and 2013, respectively. Reimbursements related to research and development services and supportive activities were $3.1 million and $5.4 million in 2014 and 2013, respectively, and are $8.5 million since inception of the BARDA Contract.

On December 24, 2014, the Company announced that based on discussions with representatives of the FDA and BARDA, product deliveries of Tecovirimat subsequent to December 31, 2014 are expected to be at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once per day. The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of Tecovirimat. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), SIGA currently expects to supplement previously delivered courses of Tecovirimat, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company and BARDA have agreed to an amendment (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification is subject to the approval of the Bankruptcy Court.

The Company expects to incur significant incremental costs with the production of additional dosage. The provisional dosage for Tecovirimat may be subject to additional changes in the future based on FDA guidance.

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

The Company has recognized revenue for reimbursement of certain BARDA Contract research and development services. Cash inflows related to delivery of courses will continue to be recorded as deferred revenue. In addition, direct costs incurred by the Company to fulfill the delivery of courses including the supplementing of courses previously delivered under the BARDA Contract are being deferred and will be recognized as expenses over the same period that the related deferred revenue is recognized as revenue.

As of December 31, 2014 and 2013, deferred direct costs under the BARDA Contract of approximately $32.9 million and $22.6 million, respectively, are included in deferred costs on the consolidated balance sheets. As of December 31, 2014, the Company recorded $203.8 million of deferred revenue, of which $203.7 million is included in liabilities subject to compromise. Deferred revenue has been recorded for the delivery of approximately 1.3 million courses of Tecovirimat to the Strategic Stockpile and certain research and development services provided as part of the BARDA Contract. For the year ended December 31, 2014, revenue from reimbursed research and development was $2.1 million.

Research Agreements
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $9.2 million. Because of the Optimization Program (see Note 13), we may not utilize material amounts under the grant covering the pre-clinical drug candidates.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and contract grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

In connection with the Optimization Program, in August 2014, the Company entered into an asset purchase agreement to sell and transfer its pre-clinical Arenavirus assets and research and development grant relating to Lassa fever to Kineta Four, LLC (the “Purchaser”), an unrelated party. In exchange for the transfer of certain assets and intellectual property rights, the Company received profit interest units (“Units”) in Kineta Four, LLC, and the Company is eligible for approximately $5.1 million of later-stage milestone payments and royalties of up to 4% on sales of drugs that use the transferred intellectual property rights. The Units, which have no voting rights, could provide the Company with a participation of approximately 5 - 10% of any cash distribution, if any, by Kineta Four, LLC, depending on future fundraising by Kineta Four, LLC. The assets transferred as part of the asset purchase agreement are the sole operating assets of Kineta Four, LLC. The asset purchase agreement had no impact on the Company's results of operations as the assets and intellectual property transferred to the Purchaser had no book value.

4. Liabilities Subject to Compromise

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed in the Company’s chapter 11 case, even if they may be settled for lesser amounts. The amounts classified as Liabilities Subject to Compromise as of December 31, 2014 may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the value of any collateral securing such claims, or other events. The Company cannot reasonably estimate the value of the claims that will ultimately be allowed in its chapter 11 case until its evaluation, investigation and reconciliation of all filed claims has been completed.

The amount of liabilities subject to compromise represents the Company's estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with its chapter 11 case. Such liabilities are reported at the Company's current estimate, where an estimate is determinable, of the allowed claim amount, even though they may be settled for lesser amounts. These claims remain subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the value of any collateral securing such claims, or other events.

As of December 31, 2014, Liabilities Subject to Compromise consist of the following:

	December 31, 2014
Deferred revenue	203,696,194
Accounts payable - pre-petition	3,502,607
Expectation damages accrual- PharmAthene Litigation	187,820,361
Legal and expert fees accrual - PharmAthene Litigation	3,226,055	(1)
Other accrued expenses - pre-petition	794,750
Total	$399,039,967
(1) $3.2 million is the total accrual for reimbursement of PharmAthene attorney's fees and expert fees, against which there is a$2.7 million surety bond that has cash collaterization of $1.3 million.

Reorganization Items, net:

December 31, 2014
Legal fees	$1,806,701
Professional fees	225,360
Trustee fees	17,875
Other	76,600
Total	$2,126,536

5. Stockholders’ Equity

On December 31, 2014, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2014 and 2013, no preferred shares were outstanding or issued.

At December 31, 2014, there are no liability classified warrants outstanding. At December 31, 2013, the fair market value of outstanding liability classified warrants was $313,425. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimated the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

For the years ended December 31, 2014 and 2013, the Company recorded a gain and a (loss) of $313,425 and $(73,756), respectively. The gain and (loss) are result of net decrease and (increase), respectively in fair value of Commitment Warrants (as discussed below) during the respective periods.

In 2006, the Company issued 1,000,000 warrants with an initial exercise price of $4.99 per share (the “2006 Warrants”). The remaining warrants expired in 2013.

On June 19, 2008, SIGA entered into a letter agreement (as amended, the “Letter Agreement”) that expired on June 19, 2010, with MacAndrews & Forbes LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion or at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. In consideration for the commitment of M&F reflected in the Letter Agreement, on June 19, 2008, M&F received warrants to purchase 238,000 shares of SIGA common stock, initially exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants were exercisable until June 19, 2012. On June 19, 2012, the Commitment Warrants were amended to extend expiration to June 19, 2014. Due to certain anti-dilution provisions, the Commitment Warrants were recorded as a liability, and consequently the “mark-to-market” adjustment to the fair value from the extended term was accounted immediately upon modification. On June 19, 2014, the Commitment Warrants expired. Through June 19, 2014, the Company recognized a mark-to-market gain of $129,398.

In 2009, SIGA issued to M&F 816,993 shares of common stock and 326,797 warrants (the “2009 Warrants”) to acquire common stock in exchange for total proceeds of $2.5 million. The warrants were exercisable for a term of four years from issuance for an exercise price of $3.519 per share. The 2009 Warrants were not exercised and as a result expired during the year ended December 31, 2013.

On June 18, 2010, M&F notified SIGA of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement following earlier investments and entered into a Deferred Closing and Registration Rights Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to SIGA in exchange for the issuance of (i) 1,797,386 shares of common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share; the warrants are exercisable for a term of four years from issuance. On July 26, 2014, the warrants expired. Through July 26, 2014, the Company recognized a mark-to-market gain of $184,027.

On April 30, 2013, SIGA entered into a Services Agreement with M&F, a related party, for certain professional and administrative services. The Services Agreement has a term of three years. As consideration for the Services Agreement, SIGA issued warrants to M&F to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The warrants are fully vested, immediately exercisable and remain exercisable for two years from issuance date. The grant-date fair value, determined using the Black-Scholes model as previously described, is recorded as an asset with a corresponding increase to equity. The asset is amortized over the contractual term of the warrant. For the years ended December 31, 2014 and 2013, the Company recorded an expense of $136,364 and $90,909, respectively.

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

6. Stock Compensation Plans

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) was initially adopted in May 2010. The 2010 Plan provided for the issuance of stock options, restricted stock and unrestricted stock with respect to an aggregate of 2,000,000 shares of the Company’s Common Stock to employees, consultants and outside directors of the Company. On May 17, 2011, the 2010 Plan was amended to provide for the issuance of restricted stock units (“RSUs”) and on February 2, 2012, the 2010 Plan was amended to provide for the issuance of SARs. Effective April 25, 2012, the 2010 Plan was amended to increase the maximum number of shares of Common Stock available for issuance to an aggregate of 4,500,000 shares. The vesting period for awards granted under the 2010 Plan, except those granted to outside directors, is determined by the Compensation Committee of the Board of Directors. The Compensation Committee also determines the expiration date of each equity award, however, stock options and SARs may not be exercisable more than ten years after the date of grant as the maximum term of equity awards issued under the 2010 Plan is ten years.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock-based compensation expense, including stock options, SARs, RSUs and certain warrant amortization, of approximately $2.4 million, $2.3 million and $1.8 million, respectively.

Stock Options
Stock option awards provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

There were no stock options granted during year-ended 2014. The fair value of option grants were estimated at the date of grant during the years ended December 31, 2013, and 2012 based upon the following range of assumptions:

	2013	2012
Expected volatility	67%	77%
Expected dividend yield	—%	—%
Risk-free interest rate	0.84% - 1.29%	0.98% - 1.24%
Expected life	6 years	6 years

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	2,353,630	$4.91
Granted	—	—
Exercised	(54,666)	1.87
Canceled/Expired	(183,398)	5.92
Outstanding at December 31, 2014	2,115,566	$4.90	4.08	$19,100
Vested and expected to vest at December 31, 2014	2,108,393	$4.90	4.09	$19,100
Exercisable at December 31, 2014	1,877,065	$5.17	4.11	$19,100

As of December 31, 2014, $47,000 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 2.2 years. The total fair value of vested stock options was $0.1 million, $0.6 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The total intrinsic value of stock options exercised was $19,000, $959,000 and $5,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

The weighted average fair value at the date of grant for stock options granted during the years ended December 31, 2013 and 2012 was $2.34 and $1.77.

As of December 31, 2014 and 2013, 500,000 of the Company’s outstanding options, respectively, were subject to specific performance conditions consisting of minimum cash receipts thresholds and regulatory approval of our lead drug candidate. During the year ended December 31, 2014, the performance conditions relating to minimum cash receipts were achieved making 300,000 of the aforementioned options exercisable. The remaining 200,000 options with performance conditions relating to regulatory approval have not been achieved, thus these options are not exercisable at December 31, 2014.

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

There were no SSARs granted during the year ended 2014. During the year ended December 31, 2012, the Company granted 1.4 million shares of SSARs at a weighted average grant-date fair value of $0.68 per share. The exercise price of a SSAR is equal to the closing market price on the date of grant. The granted SSARs vest in equal annual installments over a period of three years and expire no later than seven years from the date of grant. Moreover, the appreciation of each SSAR was capped at a determined maximum value. At December 31, 2014 and 2013, due to the cap on value the maximum number of shares that could be issued in the future was 372,000 and 408,000, respectively.

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

A summary of the Company’s SSAR activity is as follows:

	Number of SSARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	1,310,900	$3.53
Granted	—	—
Exercised	—	—
Canceled/Expired	(84,376)	3.53
Outstanding at December 31, 2014	1,226,524	$3.53	4.09	$—
Vested and expected to vest at December 31, 2014	1,214,791	$3.53	4.09	$—
Exercisable at December 31, 2014	849,233	$3.53	4.09	$—

As of December 31, 2014, $24,000 of total remaining unrecognized stock-based compensation cost related to SSARs is expected to be recognized over the weighted-average remaining requisite service period of 0.09 years. The total fair value of vested SSARs was $267,000, $317,000 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of SSARs exercised was $0, $4,000 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of a SSAR.

Restricted Stock Awards/Restricted Stock Units
RSUs awarded to employees vest in equal annual installments over a three-year period and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2014	966,668	$2.98
Granted	695,000	3.23
Vested	(466,663)	3.12
Canceled/Expired	(33,333)	3.14
Outstanding at December 31, 2014	1,161,672	$3.07

As of December 31, 2014, $2.0 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.42 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2014, 2013 and 2012 was $3.23, $2.98 and $2.82 per share, respectively. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2014, 2013 and 2012 was $1.5 million, $0.7 million and $0.0 million.

Warrants
A summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2014	1,216,226	$3.36
Granted	—	—
Exercised	—	—
Canceled/Expired	(966,226)	3.37
Outstanding at December 31, 2014	250,000	$3.29

Warrants represent the right to purchase shares of Common Stock at contractual exercise prices. As of December 31, 2014, all outstanding warrants are exercisable.

7. Debt

In December 2012, the Company entered into a loan agreement (“Loan Agreement”) with General Electric Capital Corporation (“GE Capital”) to provide the Company a term loan of $5.0 million with a fixed interest rate of 9.85% per annum and a revolving line of credit of $7.0 million with a variable interest rate. Borrowings under the revolving line of credit was based on eligible outstanding accounts receivable and was set at a rate per annum equal to 5.25% plus the higher of: (a) 1.50%, and (b) three-month LIBOR divided by a defined factor. The term of the loan was three years.

On September 17, 2014, the Bankruptcy Court approved on an interim basis a Stipulation and Order between the Company and GE Capital, in its capacity as Agent for the lenders under the Loan Agreement, in connection with the chapter 11 case. The Loan Agreement, consisting of a term loan and revolving line of credit, is a fully secured loan facility. Pursuant to the Stipulation and Order:

•	The Company could continue to use cash as to which the Agent has a lien;

•	The Company continued to make its regularly scheduled interest (at the non-default rate) and amortization payments on the term loan under the Loan Agreement;

•	The revolving loan commitment under the Loan Agreement, as to which no borrowings are outstanding, was terminated;

•	The Company paid $70,000 to GE in full satisfaction of all amounts payable under the Loan Agreement in connection with the termination of the revolving loan commitment;

•	The Company would maintain a minimum balance of $4.0 million in a specified account as collateral for the obligations under the Loan Agreement; and

•
The Company and GE reserved their respective rights as whether interest at the default rate was payable, and if it was determined that it is payable, such amount, less the $70,000 referred to above, would be added to the amount of the obligations under the Loan Agreement.

The Stipulation and Order was approved by the Bankruptcy Court on a final basis on October 28, 2014. The Company set aside, in a separate account, $4.0 million as collateral for obligations under the Loan Agreement and classified this amount as restricted cash on its balance sheet. As long as the Stipulation and Order is in effect, GE agreed to not seek to take any action to accelerate payment under the Loan Agreement or exercise any remedies. The GE loan is considered fully secured and is not reported as liabilities subject to compromise (see Note 1).

As of December 31, 2014, approximately $2.0 million of the term loan was outstanding.

In January 2015, the Company paid the term loan in full including related fees. The Loan Agreement was terminated with the full payment of the term loan and all collateral was released.

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

The aggregate amount of required principal payments at December 31, 2014 were as follows:

2015	$2,000,000
Unamortized discount	(10,052)
Total	$1,989,948

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

The Company has a Services Agreement with M&F and a warrant agreement with M&F (see Note 5).

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2014, 2013 and 2012, the Company incurred costs of $822,000, $1.8 million and $2.0 million, respectively, related to services provided by the outside counsel. On December 31, 2014, the Company’s outstanding payables included $60,000 payable to the outside counsel.

During fourth quarter of 2014, an affiliate of M&F provided the Company with research services for a pre-clinical drug candidate. The Company incurred costs of $68,600 related to services provided by the affiliate of M&F.

9. Inventory

During the year ended December 31, 2014, the Company delivered approximately 504,000 courses accepted into the Strategic Stockpile; due to the deferral of revenue under the BARDA Contract (see Note 3), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs in the balance sheet. The value of inventory represents the costs incurred to manufacture Tecovirimat under the BARDA Contract. Additional costs incurred to complete production of courses of Tecovirimat will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at December 31, 2014 and 2013:

	2014	2013
Work in-process	$16,688,682	$14,363,151
Finished goods	2,355,795	6,152,198
Inventory	$19,044,477	$20,515,349

The Company has revised the disclosure of the previously reported component of inventory at December 31, 2013.

For the years ended December 31, 2014 and 2013, research and development expense included inventory write-downs of approximately $1.0 million and $0.5 million, respectively.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Laboratory equipment	$—	$2,473,428
Leasehold improvements	3,170,598	3,166,622
Computer equipment	669,782	655,364
Furniture and fixtures	488,807	488,168
	4,329,187	6,783,582
Less - accumulated depreciation	(3,497,251)	(5,401,509)
Property, plant and equipment, net	$831,936	$1,382,073

Depreciation and amortization expense on property, plant, and equipment was $351,561, $463,137, and $419,358 for the years ended December 31, 2014, 2013, and 2012, respectively.

As a result of the Optimization Plan described in Note 12, in March 2014 the Company engaged a third-party to manage the disposition of certain laboratory equipment. During 2014, certain laboratory equipment with a net book value of $223,949 was sold for gross proceeds of $569,607, which resulted in a gain of $345,658.

11. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at December 31, 2014 and 2013:

	2014	2013
Loss contingency	$—	$2,635,270
Bonus	17,500	—
Professional fees	534,775	794,275
Vacation	271,000	252,410
Other	1,262,720	1,160,438
Accrued expenses and other current liabilities	$2,085,995	$4,842,393

As of December 31, 2014, loss contingency is classified in liabilities subject to compromise.

12. Income Taxes

At December 31, 2014 and 2013, the Company's provision (benefit) for income taxes is comprised of the following:

	2014	2013	2012
Current:
Federal	$(10,428)	$1,608,033	$—
State and local	(30,375)	373,455	3,649
Total current provision (benefit)	(40,803)	1,981,488	3,649
Deferred:
Federal	53,198,632	(10,072,499)	(7,557,163)
State and local	370,439	472,572	(290,639)
Total deferred provision (benefit)	53,569,071	(9,599,927)	(7,847,802)
Total provision (benefit)	$53,528,268	$(7,618,439)	$(7,844,153)

At December 31, 2014 and 2013, the Company’s deferred tax assets and liabilities are comprised of the following:

	2014	2013
Deferred income tax assets:
Net operating losses	$30,402,940	$7,750,690
Deferred research and development costs	1,606,547	2,278,397
Amortization of intangible assets	1,106,235	1,342,555
Share-based compensation	2,389,811	2,166,125
Fixed assets	639,576	604,973
Deferred revenue	37,910,548	48,685,086
Alternative minimum tax credits	1,578,816	1,608,033
Loss contingency	67,833,412	942,529
Other	777,804	554,777
Deferred income tax assets	144,245,689	65,933,165
Less: valuation allowance	(132,578,026)	(4,442,929)
Deferred income tax assets, net of valuation allowance	$11,667,663	$61,490,236
Deferred income tax liabilities:
Amortization of goodwill	(244,540)	(224,908)
Capitalized contract costs	(11,667,663)	(7,940,796)
Deferred income tax assets, net	$(244,540)	$53,324,532

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. This includes assessing available positive and negative evidence to determine if sufficient future tax income will be generated to utilize existing deferred tax assets. During 2014, the Company recorded a loss accrual for expectation damages of approximately $187.8 million related to the PharmAthene litigation (see Note 14) and filed a voluntary petition for relief under Title 11 of the United States Bankruptcy Code (see Note 1). There is substantial doubt about the Company's ability to continue as going concern. Based on the weight of available evidence, the Company concluded that it could no longer realize its deferred tax assets on a more likely than not basis and recorded a non-cash charge of $53.5 million to establish a valuation allowance against its net deferred tax assets. The valuation allowance increased by $128.1 million from prior years.

As of December 31, 2014, the Company had $87.4 million of federal net operating loss carryforwards which expire in 2021 to 2034 was available to offset taxable income. As a result of a cumulative change in stock ownership occurring in a prior year, approximately $3.1 million of the federal net operating loss carryforwards are subject to annual limitation under IRC Section 382. In addition, the utilization of approximately $1.6 million of federal net operating losses attributable to excess tax deductions on share-based compensation activity will be realized as a benefit to Additional Paid-in Capital when such deductions reduce income taxes payable. As of December 31, 2014, the Company has approximately $1.6 million of alternative minimum tax credit which will be carried forward indefinitely.

The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

	2014	2013	2012
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State tax benefit	0.2%	2.9%	(1.4)%
Gain (loss) from fair value of common warrants	—%	0.1%	(1.3)%
Share-based compensation	—%	0.4%	0.8%
Reorganization costs	0.4%	—%	—%
Other	—%	0.3%	0.5%
Valuation allowance on deferred tax assets	59.7%	0.6%	0.5%
Effective tax rate	25.3%	(30.7)%	(35.9)%

For the year ended December 31, 2014, the Company’s effective tax rate differs from the statutory rate principally due to the Company’s conclusion that they could no longer realize its deferred tax assets on a more-likely-than-not basis and recorded a non-cash tax charge of $53.5 million. For the years ended December 31, 2013 and 2012, the Company’s effective tax rate differs principally due to state and local taxes and other permanent differences.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2014 and 2013, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2014.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The open tax years for U.S. federal, state and local tax returns is generally 2011 - 2014; open tax years relating to any of the company’s net operating losses begin in 1998. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s consolidated financial statements for each of the years in the three-year period ended December 31, 2014

13. Restructuring

In the fourth quarter of 2013, the Company began an optimization program to increase efficiencies within its operations (the “Optimization Program”). This program, which included a reduction in employee headcount, was intended to align the Company's resources, staff and efforts with the most promising growth opportunities. For the year ended December 31, 2013, the Company recorded a restructuring charge of $512,944 which included a non-cash asset impairment for the write-off of certain prepaid assets. A substantial portion of the Optimization Program was implemented as of December 31, 2013. At December 31, 2014, the remaining severance accrual of $3,825 is not subject to compromise. The following table summarizes the activity for the restructuring:

	Accrued as of December 31, 2013	Charges	Payments	Non-Cash Items	Accrued as of December 31, 2014
Severance Charges	$118,230	$—	$(114,405)	$—	$3,825

14. Commitments and Contingencies

Operating lease commitments
The Company leases its Corvallis, Oregon, facilities and office space under an operating lease, most recently amended in November 2012, which expires in 2017 and includes a renewal option for an extension of five years. In January 2013, we entered into a sublease with an affiliate of M&F for corporate office space under an operating lease which commenced in April 2013 and expires in 2020 (see Note 8 for further description of the lease arrangement). The respective leases contain annual escalation clauses, renewal provisions and generally require us to pay utilities, insurance, taxes and other operating expenses. Rental expense, including charges for maintenance, utilities, real estate taxes and other operating expenses, totaled $1.6 million, $1.4 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum rental commitments under non-cancelable operating leases as of December 31, 2014 are expected to be in the future as follows:

2015	1,622,508
2016	1,642,178
2017	1,661,846
2018	734,360
2019	761,064
Thereafter	507,376
Total	$6,929,332

Actual payments in the future could be less than the minimum commitments due to the chapter 11 case.

Legal Proceedings
 In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against us in the Delaware Court of Chancery (the “Court” or “Court of Chancery”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, also known as Tecovirimat, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our alleged breach of that obligation. PharmAthene also alleges that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process. The Court tried the case in January 2011.

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

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as a 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of December 31, 2014.

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

On June 26, 2013, the parties appeared before Vice Chancellor Parsons to discuss the remand, at which time PharmAthene declared its desire to supplement the record with further evidence. Following briefing and argument on August 15, 2013, the Chancery Court granted PharmAthene’s motion to supplement the record and also allowed the Company to submit responsive evidence. On December 18-19, 2013, the Court held an evidentiary hearing with respect to that evidence. On January 15, 2014, after briefing on relevant issues, the parties appeared for oral argument regarding what remedy, if any, the Chancery Court should impose in light of the remand by the Supreme Court of Delaware.

On August 8, 2014, the Court of Chancery issued its Remand Opinion. In its Remand Opinion, the Court of Chancery reversed its earlier conclusions and held that PharmAthene had carried its burden of demonstrating its entitlement to lump sum expectation damages for lost profits related to Tecovirimat by a preponderance of the evidence. It also stated that in order to calculate PharmAthene’s lost profits, several modifications to the valuation model presented at trial (which the Court of Chancery had rejected as too speculative, among other things, in its post-trial opinion) were required, which modifications the Court of Chancery set forth in the Remand Opinion. The Court of Chancery ruled that PharmAthene is entitled to the value of the revised calculations plus pre- and post-judgment interest at the legal rate with prejudgment interest to accrue from December 20, 2006. The Court of Chancery also denied and dismissed with prejudice PharmAthene’s claims that it is entitled to specific performance or an equitable payment stream, on the grounds that PharmAthene is limited to a contractual remedy and has an adequate remedy at law. Finally, the Court of Chancery ruled that PharmAthene was entitled to (i) forty percent of the reasonable attorneys’ fees and expenses it incurred through post-trial argument, (ii) one-third of the reasonable attorneys’ fees and expenses it incurred in the remand proceedings, (iii) sixty percent of expert witness fees it incurred in the pretrial and trial phases, and (iv) and one-tenth of the expert witness fees it incurred in the remand proceedings.

The Remand Opinion instructed the parties to perform damages calculations using the Court's newly modified but previously rejected model. PharmAthene was instructed to provide SIGA with a lump sum damages calculation within 10 business days, following which SIGA would respond within 10 business days with its own calculation, or agreement with PharmAthene. Additionally, the Remand Opinion specified that the competing calculations would be submitted to the Court of Chancery within 30 days from the date on which PharmAthene provided its lump sum damages calculation to SIGA, if there is continuing disagreement on the narrow issue of performing the court's required calculations.

On September 16, 2014, as a consequence of SIGA’s chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 1). On October 8, 2014, the Bankruptcy Court approved a Stipulation between the Company and PharmAthene partially lifting the stay to permit the litigation before the Delaware Chancery Court to proceed, including all appeals. The Stipulation, however, provides that the stay shall remain in effect with respect to the enforcement of any judgment that may be entered.

On October 17, the Company and PharmAthene separately submitted competing damages calculations to the Court of Chancery. PharmAthene’s submission noted a damages calculation, inclusive of pre-judgment interest, of approximately $233 million as of September 30, 2014. The Company’s submission noted a damages calculation, inclusive of pre-judgment interest, of approximately $173 million as of August 8, 2014 (the date of the Remand Opinion). The separate calculations submitted by PharmAthene and the Company are based on each parties’ interpretation of the adjusted valuation methodology the Court of Chancery directed the parties to utilize in the Remand Opinion. The ultimate loss to be incurred from this litigation is highly uncertain and may be significantly different from the Final Order and Judgment. In its submission, the Company stated that SIGA intends to argue on appeal that PharmAthene has no entitlement to any award of expectation damages, but, rather, should be limited to a recovery of its reliance interest of approximately $200,000. Accordingly, the ultimate loss to be incurred from this litigation is highly uncertain and may be significantly different from the range of calculations set forth in the October 17 submission to the Court of Chancery.
As part of the October 17 submissions, PharmAthene calculated SIGA’s liability for reimbursement of attorney’s fees, expert witness costs and other costs as $3.2 million.

On January 7, 2015, the Delaware Court of Chancery issued a letter opinion, directing PharmAthene to submit a revised proposed final order and judgment reflecting certain rulings in that opinion, including an award to PharmAthene of $113,116,985 in contract expectation damages, plus interest. On January 9, 2015, PharmAthene submitted a revised proposed final order and judgment. On January 12, 2015, SIGA submitted limited objections to PharmAthene’s proposed final order and judgment, to which PharmAthene responded on January 14, 2015.

On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment, awarding to PharmAthene $113,116,985 in contract expectation damages, plus pre-judgment interest up to January 15, 2015, and certain permitted legal fees, costs, and expenses, for a judgment of $194,649,042. Pursuant to the January 15 Final Order and Judgment, SIGA also is liable to PharmAthene for post-judgment interest, in the amount of $30,663.89, per diem, which per diem amount shall periodically be adjusted.

Both parties were free to appeal from the portions of the trial court rulings on remand that were unfavorable to them within 30 days of entry of the Delaware Court of Chancery’s Final Order and Judgment. On January 16, 2015, SIGA appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. On January 29, 2015, PharmAthene cross-appealed from certain portions of the Delaware Court of Chancery’s rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. There is no assurance that either appeal will be successful.

The ultimate loss to be incurred in the future from the PharmAthene litigation is highly uncertain and may differ significantly from the Outstanding Judgment. However, SIGA believes that an ultimate loss of some amount is probable. Because the future outcome of SIGA’s appeal of the Final Order and Judgment to the Supreme Court of Delaware is highly uncertain, the Company has based its loss accrual on the January 7, 2015 Delaware Court of Chancery letter opinion, and the subsequent judgment entered by the Delaware Court of Chancery on January 15, 2015. Based on the Delaware Court of Chancery letter opinion, SIGA has recorded a loss accrual for expectation damages of approximately $187.8 as of December 31, 2014. This amount is classified as a liability subject to compromise. Included in the loss accrual, the Company accrued pre-judgment interest through September 16, 2014, SIGA’s chapter 11 filing date, because it is currently uncertain whether interest accrued subsequent to the chapter 11 filing date will be part of any allowed claim.

In addition to the damages loss accrual, SIGA has separately accrued $3.2 million for PharmAthene’s attorneys’ fees and expert expenses, related to the case.

See Note 1 for information relating to the Company's ongoing chapter 11 proceedings.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no dispute or litigation pending, except as discussed above, that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

15. Financial Information By Quarter (Unaudited)

	Three Months Ended
2014	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$549	$651	$1,099	$840
Selling, general and administrative	3,039	2,748	4,314	2,423
Research and development	2,813	2,372	2,742	2,903
Patent preparation fees	286	226	306	170
Litigation accrual	49	51	175,466	12,899
Operating loss	(5,638)	(4,747)	(181,728)	(17,554)
Net loss	(3,382)	(2,948)	(240,077)	(19,056)
Earnings (loss) per share: basic and diluted	$(0.06)	$(0.06)	$(4.49)	$(0.36)

	Three Months Ended
2013	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,328	$965	$2,292	$934
Selling, general and administrative	2,984	3,117	3,215	3,731
Research and development	3,645	3,131	4,261	2,819
Patent preparation fees	458	301	329	333
Litigation accrual	47	49	51	51
Restructuring charges	—	—	—	513
Operating loss	(5,807)	(5,633)	(5,564)	(6,513)
Net loss	(4,876)	(3,061)	(4,902)	(4,338)
Earnings (loss) per share: basic and diluted	$(0.09)	$(0.06)	$(0.09)	$(0.08)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 in accordance with the framework on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

 Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Equity Compensation Plan Information
The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Securities Available for Future Issuance under Equity
Plan Category	Warrants, Rights and Restricted Stock Units(1)	Warrants, Rights and Restricted Stock Units	Compensation Plans (2)
Equity compensation plans approved by security holders	3,899,353	$4.12	1,572,569
Equity compensation plans not approved by security holders	—	N/A	—
Total	3,899,353		1,572,569

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

 Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

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

4(d)	Form of Consideration Warrant issued to MacAndrews & Forbes, LLC on April 30, 2013 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 15, 2013).

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

10(t)
Amendment of Solicitation/Modification of Contract dated as of September 28, 2011, to Agreement dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2012).

10(u)
Amendment of Solicitation/Modification of Contract dated as of October 7, 2011, to Agreement dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2012).

10(v)
Amendment of Solicitation/Modification of Contract dated as of January 25, 2012 to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2012).

10(w)
Amendment of Solicitation/Modification of Contract dated as of February 7, 2012, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2012).

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

10(aa)
Amendment of Solicitation/Modification of Contract dated as of December 19, 2012, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 6, 2013).

10(bb)
Amendment of Solicitation/Modification of Contract dated as of February 28, 2013, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 10, 2014).

10(cc)
Amendment of Solicitation/Modification of Contract dated as of April 9, 2013, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 10, 2014).
.

10(dd)
Commercial Manufacturing Agreement, dated August 25, 2011, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2014).

10(ee)
Addendum #1 to Commercial Manufacturing Agreement, dated December 21, 2012, to Commercial Manufacturing Agreement, dated August 25, 2011, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2014).

10(ff)
Addendum #2 to Commercial Manufacturing Agreement, dated July 1, 2013, to Commercial Manufacturing Agreement, dated August 25, 2011, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2014).

10(gg)
Addendum #3 to Commercial Manufacturing Agreement, dated July 2, 2014, to Commercial Manufacturing Agreement, dated August 25, 2011, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2014).

10(hh)
Stipulation and Interim Order Regarding Use of Cash Collateral and Adequate Protection, dated September 17, 2014, by and between SIGA and General Electric Capital Corporation (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 18, 2014) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2014).

10(ii)
Commercial Sublease New York City, dated January 9, 2013, by and between MacAndrews & Forbes Group, LLC and SIGA Technologies, Inc. (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2014).

10(jj)
Commercial Lease, dated December 23, 1997, by and between Research Way Investments and SIGA Technologies, Inc. Second Addendum, dated January 22, 2002 by and between Research Way Investments and SIGA Technologies, Inc.; Third Addendum, dated July 16, 2004 by and between Research Way Investments and SIGA Technologies, Inc.; Fourth Addendum, dated October 1, 2004 by and between Research Way Investments and SIGA Technologies, Inc.; Fifth Addendum, dated January 1, 2007 by and between Research Way Investments and SIGA Technologies, Inc.; Sixth Addendum, dated January 1, 2008 by and between Research Way Investments and SIGA Technologies, Inc.; Seventh Addendum, dated March 1, 2010 by and between Research Way Investments and SIGA Technologies, Inc.; Eight Addendum, dated June 1, 2011 by and between Research Way Investments and SIGA Technologies, Inc.; and Ninth Addendum, dated November 2, 2012 by and between Research Way Investments and SIGA Technologies, Inc. (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2014).

10(kk)
Stipulation and Interim Order Regarding Use of Cash Collateral and Adequate Protection, dated September 17, 2014, by and between SIGA Technologies, Inc. and General Electric Capital Corporation (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 18, 2014).

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 6, 2015	By:	/s/ Eric A. Rose
Eric A. Rose, M.D.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Eric A. Rose
Eric A. Rose, M.D.	Chairman and Chief Executive Officer	March 6, 2015
(Principal Executive Officer)

/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 6, 2015
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ James J. Antal
James J. Antal	Director	March 6, 2015

/s/ Michael J. Bayer
Michael J. Bayer	Director	March 6, 2015

/s/ Thomas E. Constance
Thomas E. Constance	Director	March 6, 2015

/s/ Jeffrey Kindler
Jeffrey Kindler	Director	March 6, 2015

/s/ Joseph Marshall
Joseph Marshall	Director	March 6, 2015

/s/ Paul G. Savas
Paul G. Savas	Director	March 6, 2015

/s/ Bruce Slovin
Bruce Slovin	Director	March 6, 2015

/s/ Andrew Stern
Andrew Stern	Director	March 6, 2015