Form 10-Q
period 2015-03-31
SIGA TECHNOLOGIES INC
filed 2015-05-06
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2015
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

As of April 30, 2015 the registrant had outstanding 53,504,296 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$95,545,619	$99,713,929
Restricted cash	—	4,000,000
Accounts receivable	14,272,317	491,632
Inventory	14,815,835	19,044,477
Prepaid expenses and other current assets	422,521	898,705
Deferred tax assets	6,251,436	5,655,928
Total current assets	131,307,728	129,804,671

Property, plant and equipment, net	753,158	831,936
Deferred costs	38,290,122	32,860,874
Goodwill	898,334	898,334
Other assets	1,989,520	1,989,520
Total assets	$173,238,862	$166,385,335
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,553,191	$3,384,310
Accrued expenses and other current liabilities	3,423,697	2,085,995
Current portion of long term debt	—	1,989,948
Total current liabilities	6,976,888	7,460,253
Deferred revenue	13,528,961	81,799
Deferred income tax liability	6,500,992	5,900,468
Other liabilities	389,838	405,325
Liabilities subject to compromise	399,040,346	399,039,967
Total liabilities	426,437,025	412,887,812
Commitments and Contingencies (Note 14)
Stockholders’ equity (Deficit)
Common stock ($.0001 par value, 100,000,000 shares authorized, 53,504,296 and 53,504,296 issued and outstanding at March 31, 2015, and December 31, 2014, respectively)	5,351	5,351
Additional paid-in capital	175,940,813	175,483,180
Accumulated deficit	(429,144,327)	(421,991,008)
Total stockholders’ equity (deficit)	(253,198,163)	(246,502,477)
Total liabilities and stockholders’ equity (deficit)	$173,238,862	$166,385,335

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenues
Research and development	$1,192,092	$549,415

Operating expenses
Selling, general and administrative	3,087,523	3,088,658
Research and development	2,811,181	2,813,456
Patent preparation fees	333,103	285,736
Total operating expenses	6,231,807	6,187,850
Operating loss	(5,039,715)	(5,638,435)
Decrease (increase) in fair value of common stock warrants	—	156,105
Interest expense	(253,412)	(140,829)
Other income, net	5,464	5
Reorganization items, net	(1,781,825)	—
Loss before income taxes	(7,069,488)	(5,623,154)
Benefit from (provision for) income taxes	(83,831)	2,241,295
Net and comprehensive income (loss)	$(7,153,319)	$(3,381,859)
Earnings (loss) per share: basic and diluted	$(0.13)	$(0.06)
Weighted average shares outstanding: basic and diluted	53,504,296	53,252,155

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(7,153,319)	$(3,381,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	78,778	91,106
Increase (decrease) in fair value of warrants	—	(156,105)
Stock-based compensation	491,724	698,851
Non-cash interest expense	10,052	9,706
Reorganization items	(581,190)	—
Changes in assets and liabilities:
Accounts receivable	(13,780,685)	371,603
Inventory	4,228,642	3,439,804
Deferred costs	(5,429,248)	(6,593,554)
Prepaid expenses and other current assets	442,093	(7,179)
Other assets	—	19,513
Deferred income taxes, net	5,016	(2,547,479)
Accounts payable, accrued expenses and other current liabilities	2,087,773	(902,264)
Liabilities subject to compromise	379	—
Deferred revenue	13,447,162	25,561,191
Other liabilities	(15,487)	(10,570)
Net cash provided by (used in) operating activities	(6,168,310)	16,592,764
Cash flows from investing activities:
Capital expenditures	—	(14,184)
Restricted cash	4,000,000	—
Net cash provided by (used in) investing activities	4,000,000	(14,184)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	—	94,675
Payment of common stock tendered for employee tax obligations	—	(415,938)
Repayment of long-term debt	(2,000,000)	(500,001)
Net cash provided by (used in) financing activities	(2,000,000)	(821,264)
Net increase (decrease) in cash and cash equivalents	(4,168,310)	15,757,316
Cash and cash equivalents at beginning of period	99,713,929	91,309,754
Cash and cash equivalents at end of period	$95,545,619	$107,067,070

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2014, included in the 2014 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2014 Annual Report on Form 10-K filed on March 6, 2015. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2014 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year.

Chapter 11 Filing

On September 16, 2014 (the “Petition Date”), SIGA Technologies, Inc. (the "Company") filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The Company is continuing to operate its business as a “debtor-in-possession” in accordance with the applicable provisions of the Bankruptcy Code.

The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 4 to the financial statements) and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (PharmAthene") (see Note 14 to the financial statements). While operating as a debtor-in-possession under chapter 11, the Company is pursuing what it believes is a meritorious appeal of the Delaware Court of Chancery Final Order and Judgment (as defined below), without the necessity of posting a bond.

PharmAthene Litigation

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action at this time and also permits the Company's appeal of the Outstanding Judgment to go forward without the need to post a bond. On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment and on January 30, 2015, PharmAthene filed a notice of cross appeal. On March 2, 2015, the Company filed its opening brief.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is expected to be impacted by the outcome of the Company’s appeal of the post-remand judgment by the Delaware Court of Chancery (as defined in Note 14 to the financial statements), as well as the resolution of its chapter 11 case. The Delaware Court of Chancery, acting on remand from the Delaware Supreme Court, entered its Final Judgment and Order awarding PharmAthene approximately $195 million, including prejudgment interest up to January 15, 2015. Additionally, in response to the potential impact of the Outstanding Judgment, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code and is operating its business as a “debtor-in-possession” in accordance with the applicable provisions of the Bankruptcy Code. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of the chapter 11 filing and the Outstanding Judgment, the realization of assets and the satisfaction of liabilities are subject to uncertainties. Any reorganization plan in the Company's chapter 11 case could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

2. Administration of Chapter 11 Case

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

Pursuant to an order of the Bankruptcy Court, dated October 28, 2014, the Company was authorized to pay reimbursable pre-petition obligations to certain service providers that are fully reimbursable by the U.S. Biomedical Advanced Research and Development Authority (the “BARDA”) pursuant to the BARDA Contract (as defined in Note 4). Pursuant to an order of the Bankruptcy Court, dated January 14, 2015, the Company was authorized to satisfy a fully-secured term loan provided by General Electric Capital Corporation in the approximate amount of $1.8 million. Such amount, and related fees, was paid by the Company on January 16, 2015 and all liens securing the credit facility were released.

Pursuant to orders entered in the Bankruptcy Court in April 2015, the Company was authorized to consummate the following transactions: assumption of the BARDA Contract, as amended by the BARDA Amendment (as defined in Note 4 to the financial statements); assumption of the Company’s commercial manufacturing agreement (the “Commercial Manufacturing Agreement”) with Albemarle Corporation (“Albemarle”), as amended by a 2015 amendment (the “2015 Amendment”); and assumption of the Company’s lease with Research Way Investments, as amended by the Tenth Addendum to Commercial Lease, for the Company’s research and development facility located at 4575 S.W. Research Way, Corvallis, Oregon. The 2015 Amendment to the Commercial Manufacturing Agreement with Albemarle provides the Company with improved pricing on future purchases of active pharmaceutical ingredient (“API”) for Tecovirimat. As part of the assumption of the Commercial Manufacturing Agreement, as amended, on April 30, 2015, the Company paid Albemarle’s prepetition claim under the Commercial Manufacturing Agreement of approximately $2.7 million. The Tenth Addendum to the Commercial Lease with Research Way Investments reduces the Company’s rent costs for the research and development facility by approximately $35,000 per month, starting May 1, 2015. Additionally, as part of the Tenth Addendum, Research Way Investments will withdraw its proof of claim filed in the Bankruptcy Court.

Plan of Reorganization

The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The Company has the exclusive right to file a plan of reorganization through and including May 14, 2015, and to solicit votes on such a plan if filed by such date through and including July 13, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Company's right to seek further extensions of such periods. On April 29, 2015, the Company filed a motion to further extend the foregoing dates to September 30, 2015 and November 30, 2015, respectively. The Company has a right to seek extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan (including provisions with respect to the treatment of prepetition claims and equity interests), or whether a plan will be confirmed and become effective.

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

On October 30, 2014, the Company filed its schedules of assets and liabilities and statement of financial affairs (the “Schedules”) with the Bankruptcy Court. The Bankruptcy Court entered an order setting March 30, 2015 as the deadline for filing proofs of claim (the “Bar Date”). The Bar Date is the date by which claims against the Company relating to the period prior to the commencement of the Company's chapter 11 case must be filed if such claims are not listed in liquidated, non-contingent and undisputed amounts in the Schedules, or if the claimant disagrees with the amount, characterization or classification of its claim as reflected in the Schedules. Claims that are subject to the Bar Date and which are not filed on or prior to the Bar Date, may be barred from participating in any distribution that may be made under a plan of reorganization in the Company's chapter 11 case.

As of the March 30, 2015 Bar Date, the Company received approximately 148 proofs of claim (including claims that were previously identified on the Schedules), a portion of which assert, in part or in whole, unliquidated claims. In the aggregate, total liquidated proofs of claim have been filed in the amount of $202,962,049. This amount includes: the claim asserted by Albemarle for $2.7 million, which was paid, on April 30, 2015, in connection with the assumption of the Commercial Manufacturing Agreement, as amended, as described above; a claim asserted by Research Way Investments for $971,451, which is expected to be withdrawn in connection with the assumption of the Commercial Lease, as amended, as described above; and a claim asserted by PharmAthene in the amount of $194,649,042 in connection with the PharmAthene Litigation. Additionally, a contingent and unliquidated claim was filed by BARDA in the amount of $109,339,609 in connection with amounts BARDA identified as subject to repayment in the event that the Company fails to perform under the terms of the BARDA Contract. As a result of the assumption of the BARDA Contract, as described above, any claims BARDA may make under the BARDA Contract will not be treated as "Liabilities Subject to Compromise" (defined below). Certain proof of claims that have been filed relate to amounts which have been paid by the Company as of March 31, 2015.

The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.  In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities Subject to Compromise.  The resolution of such claims could result in material adjustments to the Company’s financial statements. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court confirms a plan of reorganization and the plan becomes effective.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

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

Other Matters Related to the Chapter 11 Case

On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market. On March 18, 2015, the Company received a letter from the NASDAQ hearings panel stating that the Company's securities would be delisted from the NASDAQ Stock Market. On March 20, 2015, the Company's common shares were suspended from trading on the NASDAQ Global Market at the opening of business and the Company's shares began trading on the OTC Markets under the "SIGAQ" symbol.

3. Liabilities Subject to Compromise

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed in the Company’s chapter 11 case, even if they may be settled for lesser amounts. The amounts classified as Liabilities Subject to Compromise as of March 31, 2015 may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the value of any collateral securing such claims, or other events. The Company cannot reasonably estimate the value of the claims that ultimately will be allowed in its chapter 11 case until its evaluation, investigation and reconciliation of all filed claims have been completed.

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

As of March 31, 2015 Liabilities Subject to Compromise consisted of the following:

	March 31, 2015		December 31, 2014
Deferred revenue	$203,652,182		$203,696,194
Accounts payable - pre-petition	3,568,874		3,502,607
Expectation damages accrual- PharmAthene Litigation	187,820,361		187,820,361
Legal and expert fees accrual - PharmAthene Litigation	3,226,055	(1)	3,226,055
Other accrued expenses - pre-petition	772,874		794,750
Total	$399,040,346		$399,039,967
(1) $3.2 million is the total accrual for reimbursement of PharmAthene attorney's fees and expert fees, against which there is a$2.7 million surety bond that has cash collaterization of $1.3 million.

Reorganization Items, net:

March 31, 2015
Legal fees	$1,201,792
Professional fees	564,496
Trustee fees	13,000
Other	2,537
Total	$1,781,825

4. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with BARDA (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Tecovirimat to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The BARDA Contract is worth approximately $463 million, including $409.8 million for manufacture and delivery of 1.7 million courses of Tecovirimat and $54 million of potential reimbursements related to development and supportive activities (the “Base Contract”). In addition to the Base Contract, the BARDA Contract also contains various options that are exercisable at BARDA’s discretion and would fund development and supportive activities such as work on pediatric and geriatric formulations of the drug as well as use of Tecovirimat for smallpox prophylaxis; would result in $50 million payment to the Company for FDA approval for extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); and/or would fund production-related activities such as warm-base manufacturing. As of March 31, 2015, BARDA has not exercised any options. The BARDA Contract expires in September 2020.

Under the Base Contract with BARDA, BARDA has agreed to buy from SIGA 1.7 million courses of Tecovirimat. Additionally, SIGA expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

As of April 30, 2015, the Company has received $211.6 million (including $13.3 million received in April 2015) under the Base Contract related to the manufacture and physical delivery of courses of Tecovirimat. Included in this amount are: a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract; a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for Tecovirimat; an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for Tecovirimat; and $150.1 million of payments following physical deliveries of 1.4 million courses of Tecovirimat to the Strategic Stockpile . Product deliveries of 1.3 million courses of Tecovirimat in 2013 and 2014 were at a provisional dosage of 600 mg administered once daily. Product deliveries of 100,000 courses of Tecovirmat in 2015 were at a provisional dosage of 600 mg administered twice per day (1,200 mg per day).

On December 24, 2014, the Company announced that based on discussions with representatives of the FDA and BARDA, product deliveries of Tecovirimat subsequent to December 31, 2014 are expected to be at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once per day. The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of Tecovirimat. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), SIGA currently expects to supplement previously delivered courses of Tecovirimat, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company and BARDA have agreed to an amendment (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification was approved by the Bankruptcy Court in April 2015.

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

As of March 31, 2015 and December 31, 2014, deferred direct costs under the BARDA Contract of approximately $38.3 million and $32.9 million, respectively, are included in deferred costs on the consolidated balance sheets. As of March 31, 2015, the Company recorded $217.2 million of deferred revenue, of which $203.7 million is included in liabilities subject to compromise. Deferred revenue has been recorded for the delivery of approximately 1.4 million courses of Tecovirimat to the Strategic Stockpile and certain research and development services provided as part of the BARDA Contract. For the three months ended March 31, 2015, revenue from reimbursed research and development was $0.6 million.

As of April 30, 2015, an aggregate of approximately 1.4 million courses of Tecovirimat have been accepted by the strategic stockpile; this includes approximately 1.3 million courses based on provisional dosage of 600 mg administered once daily and 100,000 courses based on 600 mg administered twice per day (1,200 mg per day).

Research Agreements
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $8.6 million.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

In connection with the Optimization Program implemented in fourth quarter of 2013, in August 2014, the Company entered into an asset purchase agreement to sell and transfer its pre-clinical Arenavirus assets and research and development grant relating to Lassa fever to Kineta Four, LLC (the “Purchaser”), an unrelated party. In exchange for the transfer of certain assets and intellectual property rights, the Company received profit interest units (“Units”) in Kineta Four, LLC, and the Company is eligible for approximately $5.1 million of later-stage milestone payments and royalties of up to 4% on sales of drugs that use the transferred intellectual property rights. The Units, which have no voting rights, could provide the Company with a participation of approximately 5 - 10% of any cash distribution, if any, by Kineta Four, LLC, depending on future fundraising by Kineta Four, LLC. The assets transferred as part of the asset purchase agreement are the sole operating assets of Kineta Four, LLC. The asset purchase agreement had no impact on the Company's results of operations as the assets and intellectual property transferred to the Purchaser had no book value.

5. Equity and Financial Instruments

At March 31, 2015 and December 31, 2014, there were no liability classified warrants outstanding. At March 31, 2014, the fair market value of outstanding liability classified warrants was $157,320. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimated the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

For the three months ended March 31, 2015 and 2014, the Company recorded a gain of $0 and $156,105, respectively. The gain is a result of net decrease in fair value of Commitment Warrants (as discussed below) during the respective periods.

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

On April 30, 2013, SIGA entered into a Services Agreement with M&F, a related party, for certain professional and administrative services. The Services Agreement has a term of three years. As consideration for the Services Agreement, SIGA issued warrants to M&F to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The warrants are fully vested, immediately exercisable and remain exercisable for two years from issuance date. The grant-date fair value, determined using the Black-Scholes model as previously described, is recorded as an asset with a corresponding increase to equity. The asset is amortized over the contractual term of the warrant. For the three months ended March 31, 2015 and 2014, the Company recorded an expense of $34,091 and $34,091, respectively. On April 30, 2015, the warrants expired.

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

6. Per Share Data

The Company incurred losses for the three ended March 31, 2015 and 2014 and as a result, certain equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three Months Ended March 31,
	2015		2014
Stock Options	2,108,967		2,239,793
Stock-Settled Stock Appreciation Rights	372,114		402,618
Restricted Stock Units	1,161,666	(1)	1,295,189
Warrants	250,000		1,216,226

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

(1) Includes 480,000 restricted stock units that have vested but have not converted into common stock.

7. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments.

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

The Company uses model-derived valuations where inputs are observable in active markets.

As of December 31, 2014, the Company had $2.0 million of term loan outstanding from a loan entered into on December 31, 2012. In January 2015, the Company paid the term loan in full. The fair value of the loan, which was measured using Level 2 inputs, approximated book value at December 31, 2014. For the three months ended March 31, 2015 and 2014, the Company did not hold level 3 securities.

8. Related Party Transactions

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

The Company has a Services Agreement with M&F and a warrant agreement with M&F (see Note 5 to the financial statements).

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended March 31, 2015, and 2014, the Company incurred costs of $202,000, and $459,000, respectively, related to services provided by the outside counsel. On March 31, 2015, the Company’s outstanding payables included $123,000 payable to the outside counsel.

During first quarter of 2015, an affiliate of M&F provided the Company with research services for a pre-clinical drug candidate. The Company incurred costs of $35,250 related to services provided by the affiliate of M&F.

9. Inventory

During the three months ended March 31, 2015, the Company delivered approximately 100,000 courses into the Strategic Stockpile based on provisional dosage of 600 mg administered twice per day (1,200 mg per day); due to the deferral of revenue under the BARDA Contract (see Note 4), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs in the balance sheet. The value of inventory represents the costs incurred to manufacture Tecovirimat under the BARDA Contract. Additional costs incurred to complete production of courses of Tecovirimat will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at March 31, 2015, and December 31, 2014:

	2015	2014
Work in-process	$4,788,035	$16,688,682
Finished goods	10,027,800	2,355,795
Inventory	$14,815,835	$19,044,477

For the three months ended March 31, 2015 and 2014, research and development expense included inventory write-downs of approximately $27,000 and $0.5 million, respectively.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Leasehold improvements	$3,170,598	$3,170,598
Computer equipment	669,782	669,782
Furniture and fixtures	488,807	488,807
	4,329,187	4,329,187
Less - accumulated depreciation	(3,576,029)	(3,497,251)
Property, plant and equipment, net	$753,158	$831,936

Depreciation and amortization expense on property, plant, and equipment was $78,778 and $91,106 for the three months ended March 31, 2015 and 2014.

11. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Bonus	$405,000	$17,500
Professional fees	544,090	534,775
Vacation	299,904	271,000
Other	2,174,703	1,262,720
Accrued expenses and other current liabilities	$3,423,697	$2,085,995

12. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts, and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels in the future years. Based on the available evidence, the Company continues to conclude that its deferred tax assets are not realizable on a more-likely-than-not basis.

During the quarter ended March 31, 2015, the Company recorded an income tax provision of $0.1 million on a pre-tax loss of $7.1 million. The effective tax rate differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax asset.

13. Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. This ASU states that, when making this assessment, management should consider relevant conditions or events that are known or reasonably knowable on the date the financial statements are issued or available to be issued. This ASU is effective for annual periods ending after December 15, 2017 and interim periods thereafter, and early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of Entity, which changes the criteria for reporting discontinued operations while enhancing disclosure requirements. This ASU addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under this guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has a major effect on an entity’s operations and financial results. This ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2014. The Company's adoption of this guidance on January 1, 2105 did not have an effect on our financial statements.

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

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as a 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of March 31, 2015.

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

Both parties were free to appeal from the portions of the trial court rulings on remand that were unfavorable to them within 30 days of entry of the Delaware Court of Chancery’s Final Order and Judgment. On January 16, 2015, SIGA appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. On January 29, 2015, PharmAthene cross-appealed from certain portions of the Delaware Court of Chancery’s rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. SIGA filed its opening brief on appeal on March 2, 2015; PharmAthene filed its answering brief on appeal and opening brief on cross-appeal on April 1, 2015; and the parties' reply briefs will be filed on or before May 11, 2105, respectively. There is no assurance that either appeal will be successful.

The ultimate loss to be incurred in the future from the PharmAthene litigation is highly uncertain and may differ significantly from the Outstanding Judgment. However, SIGA believes that an ultimate loss of some amount is probable. Because the future outcome of SIGA’s appeal of the Final Order and Judgment to the Supreme Court of Delaware is highly uncertain, the Company has based its loss accrual on the January 7, 2015 Delaware Court of Chancery letter opinion, and the subsequent judgment entered by the Delaware Court of Chancery on January 15, 2015. Based on the Delaware Court of Chancery letter opinion, SIGA has recorded a loss accrual for expectation damages of approximately $187.8 million as of March 31, 2015. This amount is classified as a liability subject to compromise. Included in the loss accrual, the Company accrued pre-judgment interest through September 16, 2014, SIGA’s chapter 11 filing date, because it is currently uncertain whether interest accrued subsequent to the chapter 11 filing date will be part of any allowed claim.

In addition to the damages loss accrual, SIGA has separately accrued $3.2 million for PharmAthene’s attorneys’ fees and expert expenses, related to the case.

See Notes 1 and 2 for information relating to the Company's ongoing chapter 11 proceedings.

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

The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 4 ) and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene (see Note 14 to the financial statements). While operating as a debtor-in-possession under chapter 11, the Company is pursuing what it believes is a meritorious appeal of the Delaware Court of Chancery Final Order and Judgment, without the necessity of posting a bond.

PharmAthene Litigation
On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profit related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the "Outstanding Judgment") . The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action at this time and also permits the Company's appeal of the Outstanding Judgment to go forward without the need to post a bond. On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment and on January 30, 2015, PharmAthene filed a notice of cross appeal.

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

Pursuant to an order of the Bankruptcy Court, dated October 28, 2014, the Company was authorized to pay reimbursable pre-petition obligations to certain service providers that are fully reimbursable by the U.S. Biomedical Advanced Research and Development Authority (the “BARDA”) pursuant to the BARDA Contract (as defined in Note 4). Pursuant to an order of the Bankruptcy Court, dated January 14, 2015, the Company was authorized to satisfy a fully-secured term loan provided by General Electric Capital Corporation in the approximate amount of $1.8 million. Such amount, and related fees, was paid by the Company on January 16, 2015 and all liens securing the credit facility were released.

Pursuant to orders entered in the Bankruptcy Court in April 2015, the Company was authorized to consummate the following transactions: assumption of the BARDA Contract, as amended by the BARDA Amendment (as defined in Note 4 to the financial statements); assumption of the Company’s commercial manufacturing agreement (the “Commercial Manufacturing Agreement”) with Albemarle Corporation (“Albemarle”), as amended by a 2015 amendment (the “2015 Amendment”); and assumption of the Company’s lease with Research Way Investments, as amended by the Tenth Addendum to Commercial Lease, for the Company’s research and development facility located at 4575 S.W. Research Way, Corvallis, Oregon. The 2015 Amendment to the Commercial Manufacturing Agreement with Albemarle provides the Company with improved pricing on future purchases of active pharmaceutical ingredient (“API”) for Tecovirimat. As part of the assumption of the Commercial Manufacturing Agreement, as amended, on April 30, 2015, the Company paid Albemarle’s prepetition claim under the Commercial Manufacturing Agreement of approximately $2.7 million. The Tenth Addendum to the Commercial Lease with Research Way Investments reduces the Company’s rent costs for the research and development facility by approximately $35,000 per month, starting May 1, 2015. Additionally, as part of the Tenth Addendum, Research Way Investments will withdraw its proof of claim filed in the Bankruptcy Court.

Plan of Reorganization
The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The Company has the exclusive right to file a plan of reorganization through and including May 14, 2015, and to solicit votes on such a plan if filed by such date through and including July 13, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Company's right to seek further extensions of such periods. On April 29, 2015, the Company filed a motion to further extend the foregoing dates to September 30, 2015 and November 30, 2015, respectively. The Company has a right to seek extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan (including provisions with respect to the treatment of prepetition claims and equity interests), or whether a plan will be confirmed and become effective.

Other Matters Related to the Chapter 11 Case
On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market. On March 18, 2015, the Company received a letter from the NASDAQ hearings panel stating that the Company's securities would be delisted from the NASDAQ Stock Market. On March 20, 2015, the Company's common shares were suspended from trading on the NASDAQ Global Market at the opening of business and the Company's shares began trading on the OTC Markets under the "SIGAQ" symbol.

Lead Product - Tecovirimat

On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Tecovirimat to the Strategic Stockpile. The BARDA Contract is worth approximately $463 million, including $409.8 million for manufacture and delivery of 1.7 million courses of Tecovirimat and $54 million of potential reimbursements related to development and supportive activities. In addition to the Base Contract, the BARDA Contract also contains various options that are exercisable at BARDA’s discretion and would fund development and supportive activities such as work on pediatric and geriatric formulations of the drug as well as use of Tecovirimat for smallpox prophylaxis; would result in $50 million payment to the Company for FDA approval for extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); and/or would fund production-related activities such as warm-base manufacturing. As of March 31, 2015, BARDA has not exercised any options. The BARDA Contract expires in September 2020.

Under the Base Contract, BARDA has agreed to buy from SIGA 1.7 million courses of Tecovirimat. Additionally, SIGA expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

As discussed in Item 1, “Legal Proceedings,” the amount of profits we will retain pursuant to the BARDA Contract may be adversely affected by the outcome of PharmAthene’s action against SIGA.

We believe Tecovirimat is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. Tecovirimat is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated Tecovirimat for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options, revenue recognition,income taxes and contingencies. Information regarding our critical accounting policies and estimates appear in item 7, Management's Discussion of Analysis and Financial Condition and Results of Operations, of our Annual Report on form 10-K for the year-ended December 31, 2014, as Filed on March 6, 2015. During the three months ended March 31, 2015 there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Three months ended March 31, 2015 and 2014

Revenues from research and development contracts and grants for the three months ended March 31, 2015 and 2014, were $1.2 million and $549,000, respectively. The increase in revenue of $643,000, or 117%, reflects a $236,000 increase in revenues from our federal contracts supporting the development of Tecovirimat and a $410,000 increase in revenues from our grant revenues supporting research related to dengue fever.

Selling, general and administrative expenses (SG & A") for the three months ended March 31, 2015 were $3.1 million, matching the expense total for the three months ended March 31, 2104. An increase of $283,000 in professional service fees, including legal fees related to the Pharmathene litigation, was primarily offset by a decrease of approximately $170,000 in stock-based compensation expense.

Research and development expenses for the three months ended March 31, 2015 were $2.8 million, matching the expense total for the three months ended March 31, 2014. An increase of $354,000 in direct vendor-related expenses supporting the development of Tecovirimat and a dengue antiviral drug candidate was offset by lower inventory write-downs in 2015; inventory adjustments were $27,000 in the first quarter of 2015, whereas there was a $395,000 inventory write-down in the first quarter of 2014.

During the three months ended March 31, 2015 and 2014, we incurred direct costs of $559,000 and $626,000, respectively, on the development of Tecovirimat. During the three months ended March 31, 2015, we spent $161,000 on internal human resources dedicated to the drug’s development and $398,000 mainly on manufacturing and clinical testing. From inception of the ST-246 development program to-date, we invested a total of $60.8 million in the program, of which $10.8 million supported internal human resources, and $50.0 million was used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

Patent expenses for the three months ended March 31, 2015 and 2014 were $333,000 and $286,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Changes in the fair value of liability classified warrants to acquire common stock were recorded as gains or losses. For the three months ended March 31, 2015 and 2014, we recorded a gain of $0 and $156,000, respectively, reflecting changes in fair market value of liability classified warrants outstanding during respective periods. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities. At March 31, 2015, there were no liability classified warrants outstanding.

Interest expense for the three months ended March 31, 2015 and 2014 were $253,000 and $141,000, respectively. The increase in interest expense of $112,000, or 80%, primarily reflects fees incurred in connection with the termination of the General Electric Corporation term loan.

For the three months ended March 31, 2015 and 2014, we incurred a pre-tax loss of $7.1 million and $5.6 million and a corresponding tax expense and benefit of $0.1 and $2.2 million, respectively. The effective tax rate during the period ended March 31, 2015 was (1.2)%. Our effective tax rate for the period ended March 31, 2015 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about our future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income change, for example, based on the outcome in the PharmAthene litigation described in Item 1, “Legal Proceedings,” the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

Liquidity and Capital Resources

As of March 31, 2015, we had $95.5 million in cash and cash equivalents compared with $99.7 million at December 31, 2014.

In February 2015, the Company delivered 100,000 courses of Tecovirimat to the Strategic Stockpile and received payment of $13.3 million in April 2015.

There can be no assurance that cash on hand, cash generated through operations by future delivery of courses to BARDA, cash generated from asset sales, and other available funds will be sufficient to satisfy the ultimate resolution of the PharmAthene litigation. The possibility of potential substantial loss from the PharmAthene litigation, combined with the costs attendant to the administration of the Company's chapter 11 case, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties. We believe that the funds received from the BARDA Contract (see Note 4 to the financial statements) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months; however, depending on the outcome of the Company's appeal of the PharmAthene litigation, the Outstanding Judgment may ultimately have a significant impact on the Company.

Change in Provisional Dosage of Tecovirimat
As discussed in Note 4 to the financial statements, the Company expects to incur significant production costs due to the change in provisional dosage of Tecovirimat.

Operating Activities
Net cash used in operations for the three months ended March 31, 2015 was $6.2 million and net cash provided by operations for the three months ended March 31, 2014 was $16.6 million. For the three months ended March 31, 2015, cash usage is primarily related to recurring operating costs and is elevated due to costs attendant to the administration of the Company's chapter 11 case and expense related to the PharmAthene litigation. Additionally, $920,000 of payments were made to CMOs for the manufacture of Tecovirimat. For the three months ended March 31, 2014, the Company received approximately $25.4 million from BARDA for the delivery of products, partially offset by $3.6 million of payments to CMOs for the manufacture, development and other supportive activities for Tecovirimat.

On March 31, 2015 and December 31, 2014, our accounts receivable balance was approximately $14.3 million and $0.5 million, respectively. Our account receivable balances primarily reflect work performed in connection with Tecovirimat and, to a lesser degree, work performed on the dengue fever antiviral development contract. The increase is primarily attributed to delivery of 100,000 courses of Tecovirimat to the Strategic Stockpile; $13.3 million of cash was collected by the Company subsequent to March 31, 2015.

Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2015 was $4 million and net cash used in investing activities for the three months ended March 31, 2014 was $14,000.     During the third quarter of 2014, the Company set aside, in a separate account, $4 million as collateral for obligations under the GE term loan and classified this amount as restricted cash. During the first quarter of 2015, the Company paid the GE term loan in full, the collateral on the $4 million restricted cash was lifted and the restricted cash was reclassed to the cash and cash equivalent.

Financing Activities
Net cash used by financing activities for the three months ended March 31, 2015 and 2014 was $2 million and $821,264, respectively. During the first quarter of 2015, the Company repaid the GE term loan in full. During the first quarter of 2014, the Company repaid $500,000 of the GE term loan in accordance with the loan repayment schedule and repurchased $416,000 of common stock to meet minimum statutory tax withholding requirements. The Cash outlay was offset by proceeds of $95,000 from exercises of options and warrants to purchase common stock.

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

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to the progress of SIGA’s development programs and time lines for bringing products to market, the enforceability of the BARDA Contract, the final resolution of our ongoing litigation with PharmAthene, Inc., the anticipated damages amount to be awarded to PharmAthene, Inc. in connection with the recent Delaware Chancery Court opinion, and the administration of SIGA’s chapter 11 case. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants, (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that the changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that the chapter 11 case may make it more difficult to obtain additional financing, (xiv) the risk that our internal controls will not be effective in detecting or preventing a misstatement in our financial statements, (xv) the risk that some amounts received and recorded as deferred revenue may someday be determined to have been more properly characterized as revenue when received, (xvi) the risk that some amounts received and recorded as deferred revenue ultimately may not be recognized as revenue, (xvii) the risk that any appeal of the post-remand opinion may not be successful and that such post-remand opinion will be upheld in whole or in part, or that an appeal, if any, by SIGA may result in a different, less favorable ruling that could materially and adversely affect the Company, (xviii) the risk that any appeal may result in extended and expensive litigation, (xix) the risk that continued litigation with PharmAthene may impede SIGA’s efforts to continue to grow, (xx) the risk that SIGA may not be able to establish its intended positions or otherwise may not prevail in any further court proceedings with respect to the litigation with PharmAthene, and (xxi) the costs and expenses and other inherent uncertainty attendant to a chapter 11 case.

More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and SIGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and in other documents that SIGA has filed with the SEC. SIGA urges investors and security holders to read those documents free of charge at the SEC’s Web site at http://www.sec.gov. Forward-looking statements are current only as of the date on which such statements were made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of March 31, 2015.

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

Both parties were free to appeal from the portions of the trial court rulings on remand that were unfavorable to them within 30 days of entry of the Final Order and Judgment. On January 16, 2015, SIGA appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. On January 29, 2015, PharmAthene cross-appealed from certain portions of the Delaware Court of Chancery’s rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. SIGA filed its opening brief on appeal on March 2, 2015; PharmAthene filed its answering brief on appeal and opening brief on cross-appeal on April 1, 2015; and the parties' reply briefs expected to be filed on or before May 11, 2015. There is no assurance that either appeal will be successful.

See Notes 1 and 2 for information relating to the Company's ongoing chapter 11 proceedings.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no dispute or litigation pending, except as discussed above, that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our results of operations and financial conditions are subject to numerous risks and uncertainties described in our 2014 Annual Report on Form 10-K for the fiscal year-ended December 31, 2014.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1
Amendment to Commercial Manufacturing Agreement, dated April 29, 2015, to Commercial Manufacturing Agreement, dated August 25, 2011, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

10.2	Tenth Addendum to Commercial Lease, dated April 30, 2015, to Commercial lease, dated December 23, 1997, by and between Research Way Investments and SIGA Technologies, Inc.
10.3
Amendment of Solicitation/Modification of Contract 0009, dated April 29, 2015, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 6, 2015	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)