Form 10-Q
period 2015-06-30
SIGA TECHNOLOGIES INC
filed 2015-08-04
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2015
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

As of July 30, 2015 the registrant had outstanding 53,874,294 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$115,656,150	$99,713,929
Restricted cash	—	4,000,000
Accounts receivable	769,214	491,632
Inventory	8,770,488	19,044,477
Prepaid expenses and other current assets	1,153,130	898,705
Deferred tax assets	6,819,749	5,655,928
Total current assets	133,168,731	129,804,671

Property, plant and equipment, net	446,581	831,936
Deferred costs	45,959,661	32,860,874
Goodwill	898,334	898,334
Other assets	1,989,520	1,989,520
Total assets	$182,462,827	$166,385,335
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,780,691	$3,384,310
Accrued expenses and other current liabilities	3,243,021	2,085,995
Current portion of long term debt	—	1,989,948
Total current liabilities	8,023,712	7,460,253
Deferred revenue	233,739,966	81,799
Deferred income tax liability	7,073,916	5,900,468
Other liabilities	371,561	405,325
Liabilities subject to compromise	192,643,138	399,039,967
Total liabilities	441,852,293	412,887,812
Commitments and Contingencies (Note 14)
Stockholders’ equity (Deficit)
Common stock ($.0001 par value, 100,000,000 shares authorized, 53,843,044 and 53,504,296 issued and outstanding at June 30, 2015, and December 31, 2014, respectively)	5,384	5,351
Additional paid-in capital	176,322,914	175,483,180
Accumulated deficit	(435,717,764)	(421,991,008)
Total stockholders’ equity (deficit)	(259,389,466)	(246,502,477)
Total liabilities and stockholders’ equity (deficit)	$182,462,827	$166,385,335

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Research and development	$1,467,460	$650,612	$2,659,551	$1,200,027

Operating expenses
Selling, general and administrative	2,605,476	2,799,054	5,692,998	5,887,712
Research and development	2,959,320	2,371,869	5,770,501	5,185,325
Patent preparation fees	235,334	226,198	568,438	511,935
Total operating expenses	5,800,130	5,397,121	12,031,937	11,584,972
Operating loss	(4,332,670)	(4,746,509)	(9,372,386)	(10,384,945)
Decrease (increase) in fair value of common stock warrants	—	145,788	—	301,893
Interest expense	(13,315)	(123,609)	(266,726)	(264,438)
Other income, net	10,877	1,051	16,341	1,056
Reorganization items, net	(2,149,981)	—	(3,931,806)	—
Loss before income taxes	(6,485,089)	(4,723,279)	(13,554,577)	(10,346,434)
Benefit from (provision for) income taxes	(88,348)	1,775,017	(172,179)	4,016,312
Net and comprehensive income (loss)	$(6,573,437)	$(2,948,262)	$(13,726,756)	$(6,330,122)
Earnings (loss) per share: basic and diluted	$(0.12)	$(0.06)	$(0.26)	$(0.12)
Weighted average shares outstanding: basic and diluted	53,589,268	53,414,296	53,547,017	53,333,673

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(13,726,756)	$(6,330,122)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	146,854	180,804
Increase (decrease) in fair value of warrants	—	(301,893)
Stock-based compensation	873,023	1,305,446
Write-off of leasehold improvements	238,501	—
Gain on sale of assets	—	(321,887)
Non-cash interest expense	10,052	18,150
Changes in assets and liabilities:
Accounts receivable	(277,582)	239,314
Inventory	10,273,989	3,669,742
Deferred costs	(13,098,787)	(7,514,381)
Prepaid expenses and other current assets	(299,881)	(593,310)
Other assets	—	10,546
Deferred income taxes, net	9,627	(4,175,506)
Accounts payable, accrued expenses and other current liabilities	2,553,407	(3,500,667)
Liabilities subject to compromise	(206,396,829)	—
Deferred revenue	233,658,167	25,859,668
Other liabilities	(33,764)	(21,140)
Net cash provided by (used in) operating activities	13,930,021	8,524,764
Cash flows from investing activities:
Capital expenditures	—	(25,894)
Proceeds from sale of assets	—	534,607
Restricted cash	4,000,000	—
Net cash provided by (used in) investing activities	4,000,000	508,713
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	12,200	102,035
Payment of common stock tendered for employee tax obligations	—	(415,938)
Repayment of long-term debt	(2,000,000)	(1,000,001)
Net cash provided by (used in) financing activities	(1,987,800)	(1,313,904)
Net increase (decrease) in cash and cash equivalents	15,942,221	7,719,573
Cash and cash equivalents at beginning of period	99,713,929	91,309,754
Cash and cash equivalents at end of period	$115,656,150	$99,029,327

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2014, included in the 2014 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2014 Annual Report on Form 10-K filed on March 6, 2015. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2014 year-end balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full year.

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

The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 4 to the financial statements) and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (“PharmAthene”) (see Note 14 to the financial statements). While operating as a debtor-in-possession under chapter 11, the Company is pursuing what it believes is a meritorious appeal of the Delaware Court of Chancery Final Order and Judgment (as defined below), without the necessity of posting a bond.

PharmAthene Litigation

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action at this time and also permits the Company's appeal of the Outstanding Judgment without the need to post a bond. On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court and, on January 30, 2015, PharmAthene filed a notice of cross appeal. Briefing on the Company's appeal and PharmAthene's cross-appeal was completed on May 11, 2015. Oral argument before the Delaware Supreme Court has not yet been scheduled.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is expected to be impacted by the outcome of the Company’s appeal of the post-remand judgment by the Delaware Court of Chancery (as defined in Note 14 to the financial statements), as well as the resolution of the Company's chapter 11 case. The Delaware Court of Chancery, acting on remand from the Delaware Supreme Court, entered its Final Judgment and Order on January 15, 2015, awarding PharmAthene approximately $195 million, including prejudgment interest up to January 15, 2015. In response to the potential impact of the Outstanding Judgment, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code and is operating its business as a “debtor-in-possession” in accordance with the applicable provisions of the Bankruptcy Code. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of the chapter 11 filing and the Outstanding Judgment, the realization of assets and the satisfaction of liabilities are subject to uncertainties. Any reorganization plan in the Company's chapter 11 case could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Pursuant to an order of the Bankruptcy Court, dated October 28, 2014, the Company was authorized to pay pre-petition obligations to certain service providers that are fully reimbursable by the U.S. Biomedical Advanced Research and Development Authority (the “BARDA”) pursuant to the BARDA Contract (as defined in Note 4). Pursuant to an order of the Bankruptcy Court, dated January 14, 2015, the Company was authorized to satisfy a fully-secured term loan provided by General Electric Capital Corporation in the approximate amount of $1.8 million. Such amount, and related fees, was paid by the Company on January 16, 2015 and all liens securing the credit facility were released.

Pursuant to orders entered by the Bankruptcy Court in April 2015, the Company was authorized to consummate the following transactions: assumption of the BARDA Contract, as amended by the BARDA Amendment (as defined in Note 4 to the financial statements); assumption of the Company’s commercial manufacturing agreement (the “Commercial Manufacturing Agreement”) with Albemarle Corporation (“Albemarle”), as amended by a 2015 amendment (the “2015 Amendment”); and assumption of the Company’s lease with Research Way Investments, as amended by the Tenth Addendum to Commercial Lease, for the Company’s research and development facility located at 4575 S.W. Research Way, Corvallis, Oregon. The 2015 Amendment to the Commercial Manufacturing Agreement with Albemarle provides the Company with improved pricing on future purchases of active pharmaceutical ingredient (“API”) for Tecovirimat. As part of the assumption of the Commercial Manufacturing Agreement, as amended, on April 30, 2015, the Company paid Albemarle’s prepetition claim under the Commercial Manufacturing Agreement of approximately $2.7 million. The Tenth Addendum to the Commercial Lease with Research Way Investments reduces the Company's rent costs for the research and development facility by approximately $35,000 per month, starting May 1, 2015. Additionally, as part of the Tenth Addendum, Research Way Investments withdrew its proof of claim for $971,451 filed in the Bankruptcy Court.

Plan of Reorganization

The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The Company currently has the exclusive right to file a plan of reorganization through and including August 14, 2015, and to solicit votes on such a plan if filed by such date through and including October 13, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Company's right to seek extensions of such periods. On August 3, 2015, the Company filed a motion to extend the foregoing dates to December 14, 2015 and February 15, 2016, respectively. The Company has a right to seek extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months from the Petition Date in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan (including provisions with respect to the treatment of prepetition claims and equity interests), or whether a plan will be confirmed and become effective.

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

On October 30, 2014, the Company filed its schedules of assets and liabilities and statement of financial affairs (the “Schedules”) with the Bankruptcy Court. The Bankruptcy Court entered an order setting March 30, 2015 as the deadline for filing proofs of claim (the “Bar Date”). The Bar Date is the date by which claims against the Company relating to the period prior to the commencement of the Company's chapter 11 case must be filed if such claims are not listed in liquidated, non-contingent and undisputed amounts in the Schedules, or if the claimant disagrees with the amount, characterization or classification of its claim as reflected in the Schedules. Claims that are subject to the Bar Date and which are not filed on or prior to the Bar Date may be barred from participating in any distribution that may be made under a plan of reorganization in the Company's chapter 11 case.

As of July 15, 2015 approximately 143 proofs of claim were outstanding (including claims that were previously identified on the Schedules), a portion of which assert, in part or in whole, unliquidated claims. In the aggregate, total liquidated proofs of claim amount to $199,265,756. This amount includes a claim asserted by PharmAthene in the amount of $194,649,042 in connection with the PharmAthene Litigation.

Separately, a contingent and unliquidated claim was filed by BARDA prior to the Bar Date in the amount of $109,339,609 in connection with amounts BARDA identified as subject to repayment in the event that the Company fails to perform under the terms of the BARDA Contract. As a result of the assumption of the BARDA Contract, as described above, any claims BARDA may make under the BARDA Contract will not be treated as "Liabilities Subject to Compromise" (as described below in Note 3 to the financial statements).

Certain proof of claims that have been filed relate to amounts which have been paid by the Company as of June 30, 2015.

The Company will ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated, have already been paid, or should be disallowed for other reasons.  In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities Subject to Compromise.  The resolution of such claims could result in material adjustments to the Company’s financial statements. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court confirms a plan of reorganization and the plan becomes effective.  Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

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

Other Matters Related to the Chapter 11 Case

By motion filed with the Bankruptcy Court on April 8, 2015 (the “UCC 2004 Motion”), the Official Committee of Unsecured Creditors appointed in the Company's chapter 11 case (the “UCC”) sought authority to take discovery under Federal Rule of Bankruptcy Procedure 2004 (“Rule 2004”) with respect to certain discrete matters. Rule 2004 permits a creditors’ committee appointed in a chapter 11 case or other party in interest, subject to Bankruptcy Court approval, to conduct broad discovery relating to the acts, conduct, property and liabilities of a debtor or with respect to any matter that may affect the administration of the debtor’s bankruptcy case. The UCC 2004 Motion was filed for the purpose of determining whether the Company's estate has claims against certain officers and directors in connection with the matters sought to be investigated pursuant to the UCC 2004 Motion.
Pursuant to an order of the Bankruptcy Court, dated June 16, 2015 (the “2004 Order”), the UCC 2004 Motion was granted, in part, with regard to certain discovery requests specifically listed in the UCC 2004 Motion.
As of the date hereof, the Company, pursuant to the 2004 Order, has provided to the attorneys for the UCC the discovery already produced by the Company to PharmAthene in the PharmAthene litigation. No document requests or deposition subpoenas have been served by the UCC on the Company. The Company does not expect that the discovery will lead to any viable causes of action with respect to the matters the UCC has been authorized to investigate under the 2004 Order.
NASDAQ/OTC Markets

On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market and would be promptly delisted. On March 18, 2015, after the expiration of an extension of time granted pursuant to a Company appeal, the Company received a letter from the NASDAQ hearings panel stating that the Company's securities would be delisted from the NASDAQ Stock Market. On March 20, 2015, the Company's common shares were suspended from trading on the NASDAQ Global Market at the opening of business and the Company's shares began trading on the OTC Markets under the "SIGAQ" symbol.

3. Liabilities Subject to Compromise

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed in the Company’s chapter 11 case, even if they may be settled for lesser amounts. The amounts classified as Liabilities Subject to Compromise as of June 30, 2015 may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the value of any collateral securing such claims, or other events. The Company cannot reasonably estimate the value of the claims that ultimately will be allowed in its chapter 11 case until the Company completes its evaluation, investigation and reconciliation of all filed claims.

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

As of June 30, 2015 Liabilities Subject to Compromise consisted of the following:

	June 30, 2015		December 31, 2014
Deferred revenue	$—	(1)	$203,696,194
Accounts payable - pre-petition	826,172	(2)	3,502,607
Expectation damages accrual- PharmAthene Litigation	187,820,361		187,820,361
Legal and expert fees accrual - PharmAthene Litigation	3,226,055	(3)	3,226,055
Other accrued expenses - pre-petition	770,550		794,750
Total	$192,643,138		$399,039,967
(1) As a result of the assumption of the BARDA Contract, as described in Note 2 to the financial statements, the Company reclassified deferred revenue relating to the BARDA Contract from Liabilities Subject to Compromise to deferred revenue.

(2) As a result of the assumption of the Company's Commercial Manufacturing Agreement with Albemarle, as described in Note 2 to the financial statements, the Company paid its $2.7 million pre-petition liability to Albemarle.

(3) $3.2 million is the total accrual for reimbursement of PharmAthene attorney's fees and expert fees, against which there is a $2.7 million surety bond that is secured by cash collateral in the amount of $1.3 million.

Reorganization Items, net:

Reorganization items reflect expenses in connection with the chapter 11 filing. For the three and six months ended June 30, 2015, reorganization items consisted of the following:

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Legal fees	$1,628,603	$2,830,395
Professional fees	505,243	1,069,739
Trustee fees	13,000	26,000
Other	3,135	5,672
Total	$2,149,981	$3,931,806

During the three and six months ended June 30, 2015, the Company paid approximately $1.7 million and $2.9 million, respectively, for reorganization items.

4. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with BARDA (the “BARDA Contract”) pursuant to which the Company agreed to deliver two million courses of Tecovirimat to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The BARDA Contract is worth approximately $463 million, including $409.8 million for manufacture and delivery of 1.7 million courses of Tecovirimat and $54 million of potential reimbursements related to development and supportive activities (the “Base Contract”). In addition to the Base Contract, the BARDA Contract contains various options exercisable at BARDA’s discretion that would fund development and supportive activities such as work on pediatric and geriatric formulations of the drug as well as use of Tecovirimat for smallpox prophylaxis; would reward the Company $50 million for FDA approval for extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); and would fund production-related activities such as warm-base manufacturing. As of June 30, 2015, BARDA has not exercised any options. The BARDA Contract expires in September 2020.

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of Tecovirimat. Additionally, the Company expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

As of June 30, 2015, the Company has received $228.0 million under the Base Contract related to the manufacture and physical delivery of courses of Tecovirimat. Included in this amount are: a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract; a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for Tecovirimat; an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for Tecovirimat; and $166.5 million of payments following physical deliveries of 1.5 million courses of Tecovirimat to the Strategic Stockpile. Product deliveries of 1.3 million courses of Tecovirimat in 2013 and 2014 were at a provisional dosage of 600 mg administered once daily. Product deliveries of 224,130 courses of Tecovirimat in 2015 were at a provisional dosage of 600 mg administered twice per day (1,200 mg per day).

On December 24, 2014, the Company announced that based on discussions with representatives of the FDA and BARDA, product deliveries of Tecovirimat subsequent to December 31, 2014 are expected to be at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once per day. The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of Tecovirimat. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company currently expects to supplement previously delivered courses of Tecovirimat, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company and BARDA have agreed to an amendment (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification was approved by the Bankruptcy Court in April 2015.

The Company expects to incur significant incremental costs with the production of additional dosage. The provisional dosage for Tecovirimat may be subject to additional changes based on possible additional FDA guidance.

The BARDA Contract is a multiple deliverable arrangement comprising delivery of courses and covered research and development activities. The BARDA Contract provides certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until the Company’s obligations related to potential replacement of delivered courses are satisfied. The Company assessed the selling price for each of the aforementioned deliverables, i.e., delivered courses and research and development activities. The selling price of delivered courses was determined by reference to other companies’ sales of drug products such as antiviral therapeutics, orphan drugs and drugs with potential life-saving impact similar to Tecovirimat, including products delivered to the Strategic Stockpile. The selling price of certain reimbursed research and development services was determined by reference to existing and past research and development grants and contracts between the Company and various government agencies.

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

As of June 30, 2015 and December 31, 2014, deferred direct costs under the BARDA Contract of approximately $46.0 million and $32.9 million, respectively, are included in deferred costs on the consolidated balance sheets. As of June 30, 2015, the Company recorded $233.7 million of deferred revenue. Deferred revenue has been recorded for the delivery of approximately 1.5 million courses of Tecovirimat to the Strategic Stockpile and certain research and development services provided as part of the BARDA Contract. For the three and six months ended June 30, 2015, revenue from reimbursed research and development was $0.9 million and $1.5 million, respectively.

As of June 30, 2015, an aggregate of approximately 1.5 million courses of Tecovirimat have been accepted into the Strategic Stockpile; this includes approximately 1.3 million courses based on provisional dosage of 600 mg administered once daily and 224,130 courses based on 600 mg administered twice per day (1,200 mg per day).

Research Agreements
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $8.1 million.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, the contract and grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

In connection with the Optimization Program implemented in fourth quarter of 2013, in August 2014 the Company entered into an asset purchase agreement to sell and transfer its pre-clinical Arenavirus assets and research and development grant relating to Lassa fever to Kineta Four, LLC (the “Purchaser”), an unrelated party. In exchange for the transfer of certain assets and intellectual property rights, the Company received profit interest units (“Units”) in Kineta Four, LLC, and the Company is eligible for approximately $5.1 million of later-stage milestone payments and royalties of up to 4% on sales of drugs that use the transferred intellectual property rights. The Units, which have no voting rights, could provide the Company with a participation of approximately 5 - 10% of any cash distribution, if any, by Kineta Four, LLC, depending on future fundraising by Kineta Four, LLC. The assets transferred as part of the asset purchase agreement are the sole operating assets of Kineta Four, LLC. The asset purchase agreement had no impact on the Company's results of operations as the assets and intellectual property transferred to the Purchaser had no book value.

5. Financial Instruments

At June 30, 2015 and December 31, 2014, there were no liability classified warrants outstanding. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimated the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

For the three months ended June 30, 2015 and 2014, the Company recorded gains of $0 and $145,788, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded gains of $0 and $301,893, respectively. The gain is a result of net decrease in fair value of Commitment Warrants (as discussed below) during the respective periods.

On June 19, 2008, the Company entered into a letter agreement (as amended, the “Letter Agreement”) that expired on June 19, 2010, with MacAndrews & Forbes LLC (“M&F”), a related party, for M&F’s commitment to invest, at the Company's discretion or at M&F’s option, up to $8 million in exchange for (i) the Company's common stock and (ii) warrants to purchase 40% of the number of the Company's shares acquired by M&F. In consideration for the commitment of M&F reflected in the Letter Agreement, on June 19, 2008, M&F received warrants to purchase 238,000 shares of the Company's common stock, initially exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants were exercisable until June 19, 2012. On June 19, 2012, the Commitment Warrants were amended to extend expiration to June 19, 2014. Due to certain anti-dilution provisions, the Commitment Warrants were recorded as a liability, and consequently the “mark-to-market” adjustment to the fair value from the extended term was accounted immediately upon modification. On June 19, 2014, the Commitment Warrants expired. Through June 19, 2014, the Company recognized a mark-to-market gain of $129,398.

On June 18, 2010, M&F notified the Company of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement following earlier investments and entered into a Deferred Closing and Registration Rights Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to the Company in exchange for the issuance of (i) 1,797,386 shares of common stock and (ii) warrants to purchase 718,954 shares of the Company's common stock at an exercise price of $3.519 per share; the warrants were exercisable for a term of four years from issuance. On July 26, 2014, the warrants expired. Through July 26, 2014, the Company recognized a mark-to-market gain of $184,027.

On April 30, 2013, the Company entered into a Services Agreement with M&F, a related party, for certain professional and administrative services. The Services Agreement has a term of three years. As consideration for the Services Agreement, the Company issued warrants to M&F to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The warrants are fully vested, immediately exercisable and remained exercisable for two years from issuance date. The grant-date fair value, determined using the Black-Scholes model as previously described, is recorded as an asset with a corresponding increase to equity. The asset is amortized over the contractual term of the warrant. For the three months ended June 30, 2015 and 2014, the Company recorded an expense of $11,365 and $34,091, respectively. On April 30, 2015, the warrants expired.

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

6. Per Share Data

The Company incurred losses for the three and six months ended June 30, 2015 and 2014 and as a result, certain equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three months ended June 30,			Six months ended June 30,
	2015		2014	2015		2014
Stock Options	2,094,125		2,176,264	2,102,798		2,206,969
Stock-Settled Stock Appreciation Rights	370,094		394,352	371,018		398,462
Restricted Stock Units	1,061,347	(1)	1,209,565	1,130,673	(1)	1,252,141
Warrants	82,418		1,186,336	165,746		1,201,198

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

(1) Includes 240,000 restricted stock units that have vested but have not converted into common stock.

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

As of December 31, 2014, the Company had $2.0 million of term loan outstanding from a loan entered into on December 31, 2012. In January 2015, the Company paid the term loan in full. The fair value of the loan, which was measured using Level 2 inputs, approximated book value at December 31, 2014. For the three months ended June 30, 2015 and 2014, the Company did not hold level 3 securities.

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

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended June 30, 2015, and 2014, the Company incurred costs of $170,000, and $86,000, respectively, related to services provided by the outside counsel. During the six months ended June 30, 2015 and 2014, the Company incurred costs of $373,000 and $366,000, respectively. On June 30, 2015, the Company’s outstanding payables included $169,000 payable to the outside counsel.

An affiliate of M&F provided the Company with research services for a pre-clinical drug candidate. During the six months ended June 30, 2015, the Company incurred costs of $25,750, related to services provided by the affiliate of M&F.

9. Inventory

During the six months ended June 30, 2015, the Company delivered approximately 224,130 courses into the Strategic Stockpile based on provisional dosage of 600 mg administered twice per day (1,200 mg per day); due to the deferral of revenue under the BARDA Contract (see Note 4), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs in the balance sheet. The value of inventory represents the costs incurred to manufacture Tecovirimat under the BARDA Contract. Additional costs incurred to complete production of courses of Tecovirimat will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at June 30, 2015, and December 31, 2014:

	June 30, 2015	December 31, 2014
Work in-process	$1,100,017	$16,688,682
Finished goods	7,670,471	2,355,795
Inventory	$8,770,488	$19,044,477

For the three months ended June 30, 2015 and 2014, research and development expenses included inventory write-downs of approximately $33,000 and $0.4 million, respectively. For the six months ended June 30, 2015 and 2014, research and development expenses include inventory write-downs of approximately $60,000 and $0.9 million, respectively.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Leasehold improvements	$2,538,844	$3,170,598
Computer equipment	669,783	669,782
Furniture and fixtures	452,696	488,807
	3,661,323	4,329,187
Less - accumulated depreciation	(3,214,742)	(3,497,251)
Property, plant and equipment, net	$446,581	$831,936

Pursuant to an order entered by the Bankruptcy Court in April 2015, the Company assumed its existing lease with Research Way Investments, as amended by the Tenth Addendum to Commercial Lease, for the Company's research and development facility located in Corvallis, Oregon. In connection with the Tenth Addendum to the Commercial Lease, the Company relinquished the second floor space at its research and development facility. With the space relinquishment, the Company wrote-off the related leasehold improvements and recognized a loss of $238,501.

Depreciation and amortization expense on property, plant, and equipment was $68,076 and $89,689 for the three months ended June 30, 2015 and 2014, respectively, and was $146,854 and $180,804 for the six months ended June 30, 2015 and 2014, respectively.

11. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Bonus	$572,500	$17,500
Professional fees	671,646	534,775
Vacation	289,055	271,000
Other	1,709,820	1,262,720
Accrued expenses and other current liabilities	$3,243,021	$2,085,995

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

For the three and six months ended June 30, 2015, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively, on a pre-tax loss of $6.5 million and $13.6 million, respectively. The effective tax rate differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax asset.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for the first interim period within annual reporting period beginning after December 15, 2016. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

14. Commitments and Contingencies

 In December 2006, PharmAthene, Inc. (“PharmAthene”) filed an action against the Company in the Delaware Court of Chancery (the “Court” or “Court of Chancery”) captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order the Company to enter into a license agreement with PharmAthene with respect to ST-246, also known as Tecovirimat, to declare that the Company was obliged to execute such a license agreement, and to award damages resulting from the Company's alleged breach of that obligation. PharmAthene also alleged that the Company breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to the Company during the negotiation process. The Court tried the case in January 2011.

In September 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by present value of estimated future profits. Nevertheless, the Court held that the Company breached its duty to negotiate in good faith and was liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that the Company achieves from sales of ST-246 after securing $40 million in net profits, for ten years following the first commercial sale. In addition, the Court awarded PharmAthene one-third of its reasonable attorneys’ fees and expert witness expenses.

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company's financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with the Company's acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses.

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million of cash as a 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of June 30, 2015.

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

The Remand Opinion instructed the parties to perform damages calculations using the Court's newly modified but previously rejected model. PharmAthene was instructed to provide the Company with a lump sum damages calculation within 10 business days, following which the Company would respond within 10 business days with its own calculation, or agreement with PharmAthene. Additionally, the Remand Opinion specified that the competing calculations would be submitted to the Court of Chancery within 30 days from the date on which PharmAthene provided its lump sum damages calculation to the Company, if there is continuing disagreement on the narrow issue of performing the court's required calculations.

On September 16, 2014, as a consequence of the Company's chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 1). On October 8, 2014, the Bankruptcy Court approved a Stipulation between the Company and PharmAthene partially lifting the stay to permit the litigation before the Delaware Chancery Court to proceed, including all appeals. The Stipulation, however, provides that the stay shall remain in effect with respect to the enforcement of any judgment that may be entered.

On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment, awarding to PharmAthene $113,116,985 in contract expectation damages, plus pre-judgment interest up to January 15, 2015, and certain permitted legal fees, costs, and expenses, for a judgment of $194,649,042. Pursuant to the January 15 Final Order and Judgment, the Company also is liable to PharmAthene for post-judgment interest, in the amount of $30,663.89, per diem, which per diem amount shall periodically be adjusted.

On January 16, 2015, the Company appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. On January 29, 2015, PharmAthene cross-appealed from certain portions of the Delaware Court of Chancery’s rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. The Company filed its opening brief on appeal on March 2, 2015; PharmAthene filed its answering brief on appeal and opening brief on cross-appeal on April 1, 2015; the Company filed its reply brief on appeal and answering brief on cross-appeal on May 1, 2015; and PharmAthene filed its reply brief on cross- appeal on May 11, 2015. Oral argument before the Delaware Supreme Court has not yet been scheduled. There is no assurance that either appeal will be successful.

The ultimate loss to be incurred in the future from the PharmAthene litigation is highly uncertain and may differ significantly from the Outstanding Judgment. However, the Company believes that an ultimate loss of some amount is probable. Because the future outcome of the Company's appeal of the Final Order and Judgment to the Supreme Court of Delaware is highly uncertain, the Company has based its loss accrual on the January 7, 2015 Delaware Court of Chancery letter opinion, and the subsequent judgment entered by the Delaware Court of Chancery on January 15, 2015. Based on the Delaware Court of Chancery letter opinion, the Company has recorded a loss accrual for expectation damages of approximately $187.8 million as of June 30, 2015. This amount is classified as a liability subject to compromise. Included in the loss accrual, the Company accrued pre-judgment interest through September 16, 2014, SIGA’s chapter 11 filing date, because it is currently uncertain whether interest accrued subsequent to the chapter 11 filing date will be part of any allowed claim.

In addition to the damages loss accrual, the Company has separately accrued $3.2 million for PharmAthene’s attorneys’ fees and expert expenses, related to the case.

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

PharmAthene Litigation
On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profit related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the "Outstanding Judgment") . The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action at this time and also permits the Company's appeal of the Outstanding Judgment without the need to post a bond. On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court and, on January 30, 2015, PharmAthene filed a notice of cross appeal. Briefing on the Company's appeal and PharmAthene's cross-appeal was completed on May 11, 2015. Oral argument before the Delaware Supreme Court has not yet been scheduled.

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

Pursuant to an order of the Bankruptcy Court, dated October 28, 2014, the Company was authorized to pay pre-petition obligations to certain service providers that are fully reimbursable by the U.S. Biomedical Advanced Research and Development Authority (the “BARDA”) pursuant to the BARDA Contract (as defined in Note 4). Pursuant to an order of the Bankruptcy Court, dated January 14, 2015, the Company was authorized to satisfy a fully-secured term loan provided by General Electric Capital Corporation in the approximate amount of $1.8 million. Such amount, and related fees, was paid by the Company on January 16, 2015 and all liens securing the credit facility were released.

Pursuant to orders entered by the Bankruptcy Court in April 2015, the Company was authorized to consummate the following transactions: assumption of the BARDA Contract, as amended by the BARDA Amendment (as defined in Note 4 to the financial statements); assumption of the Company’s commercial manufacturing agreement (the “Commercial Manufacturing Agreement”) with Albemarle Corporation (“Albemarle”), as amended by a 2015 amendment (the “2015 Amendment”); and assumption of the Company’s lease with Research Way Investments, as amended by the Tenth Addendum to Commercial Lease, for the Company’s research and development facility located at 4575 S.W. Research Way, Corvallis, Oregon. The 2015 Amendment to the Commercial Manufacturing Agreement with Albemarle provides the Company with improved pricing on future purchases of active pharmaceutical ingredient (“API”) for Tecovirimat. As part of the assumption of the Commercial Manufacturing Agreement, as amended, on April 30, 2015, the Company paid Albemarle’s prepetition claim under the Commercial Manufacturing Agreement of approximately $2.7 million. The Tenth Addendum to the Commercial Lease with Research Way Investments reduces the Company’s rent costs for the research and development facility by approximately $35,000 per month, starting May 1, 2015. Additionally, as part of the Tenth Addendum, Research Way Investments withdrew its proof of claim for $971,451 filed in the Bankruptcy Court.

Plan of Reorganization
The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The Company currently has the exclusive right to file a plan of reorganization through and including August 14, 2015, and to solicit votes on such a plan if filed by such date through and including October 13, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Company's right to seek extensions of such periods. On August 3, 2015, the Company filed a motion to extend the foregoing dates to December 14, 2015 and February 15, 2016, respectively. The Company has a right to seek extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months from the Petition Date in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan (including provisions with respect to the treatment of prepetition claims and equity interests), or whether a plan will be confirmed and become effective.

Other Matters Related to the Chapter 11 Case
By motion filed with the Bankruptcy Court on April 8, 2015 (the “UCC 2004 Motion”), the Official Committee of Unsecured Creditors appointed in the Company's chapter 11 case (“UCC”) sought authority to take discovery under Federal Rule of Bankruptcy Procedure 2004 (“Rule 2004”) with respect to certain discrete matters. Rule 2004 permits a creditors’ committee appointed in a chapter 11 case or other party in interest, subject to Bankruptcy Court approval, to conduct broad discovery relating to the acts, conduct, property and liabilities of a debtor or with respect to any matter that may affect the administration of the debtor’s bankruptcy case. The UCC 2004 Motion was filed for the purpose of determining whether the Company's estate has claims against certain officers and directors in connection with the matters sought to be investigated pursuant to the UCC 2004 Motion.

Pursuant to an order of the Bankruptcy Court, dated June 16, 2015 (the “2004 Order”), the UCC 2004 Motion was granted, in part, with regard to certain discovery requests specifically listed in the UCC 2004 Motion.

As of the date hereof, the Company, pursuant to the 2004 Order, has provided to the attorneys for the UCC the discovery already produced by SIGA to PharmAthene in the PharmAthene litigation. No document requests or deposition subpoenas have been served by the UCC on the Company. The Company does not expect that the discovery will lead to any viable causes of action with respect to the matters the UCC has been authorized to investigate under the 2004 Order.

NASDAQ/OTC Markets
On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market and would be promptly delisted. On March 18, 2015, after the expiration of an extension of time granted pursuant to a Company appeal, the Company received a letter from the NASDAQ hearings panel stating that the Company's securities would be delisted from the NASDAQ Stock Market. On March 20, 2015, the Company's common shares were suspended from trading on the NASDAQ Global Market at the opening of business and the Company's shares began trading on the OTC Markets under the "SIGAQ" symbol.

Lead Product - Tecovirimat

On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Tecovirimat to the Strategic Stockpile. The BARDA Contract is worth approximately $463 million, including $409.8 million for manufacture and delivery of 1.7 million courses of Tecovirimat and $54 million of potential reimbursements related to development and supportive activities. In addition to the Base Contract, the BARDA Contract contains various options exercisable at BARDA’s discretion that would fund development and supportive activities such as work on pediatric and geriatric formulations of the drug as well as use of Tecovirimat for smallpox prophylaxis; would reward the Company $50 million for FDA approval of an extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); and would fund production-related activities such as warm-base manufacturing. As of June 30, 2015, BARDA has not exercised any options. The BARDA Contract expires in September 2020.

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of Tecovirimat. Additionally, the Company expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

As discussed in Item 1, “Legal Proceedings,” the amount of profits we will retain pursuant to the BARDA Contract may be adversely affected by the outcome of PharmAthene’s action against the Company.

We believe Tecovirimat is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. Tecovirimat is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated Tecovirimat for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options, revenue recognition,income taxes and contingencies. Information regarding our critical accounting policies and estimates appear in item 7, Management's Discussion of Analysis and Financial Condition and Results of Operations, of our Annual Report on form 10-K for the year-ended December 31, 2014, as filed on March 6, 2015. During the six months ended June 30, 2015 there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Three and six months ended June 30, 2015 and 2014

Revenues from research and development contracts and grants for the three months ended June 30, 2015 and 2014, were $1.5 million and $651,000, respectively. The increase in revenue of $817,000, or 126%, reflects a $594,000 increase in revenues from our federal contracts supporting the development of Tecovirimat and a $229,000 increase in revenues from our grant revenues supporting research related to dengue fever.

Revenues from research and development contracts and grants for the six months ended June 30, 2015 and 2014, were $2.7 million and $1.2 million, respectively. The increase in revenue of $1.5 million, or 122%, is due to a $830,000 increase in revenues from our federal contracts from our federal contract supporting the development of Tecovirimat and a $639,000 increase in revenues from our grant revenues supporting research related to dengue fever.

Selling, general and administrative expenses (SG & A") for the three months ended June 30, 2015 and 2014, were $2.6 million and $2.8 million, respectively, reflecting a decrease of $194,000, or 7%. Expenses decreased across a broad array of categories. Notably, employee compensation and related expenses decreased $360,000. Offsetting a general decline in expense levels was an increase of $331,000 in professional service fees, including legal fees related to the PharmAthene litigation.

SG&A expenses for the six months ended June 30, 2015 and 2014, were $5.7 million and $5.9 million, respectively, reflecting a decrease of $195,000, or 3%. Expenses decreased across a broad array of categories. Notably, employee compensation and related expenses decreased $463,000. Offsetting a general decline in expense levels was an increase of $579,000 in professional fees, including legal fees related to the PharmAthene litigation.

Research and development expenses ("R&D") for the three months ended June 30, 2015 and 2014 were $3.0 million and $2.4 million, respectively, reflecting an increase of $587,000, or 25%. The increase is primarily attributable to an increase of $472,000 in direct vendor-related expenses supporting the development of Tecovirimat and a dengue antiviral drug candidate, and a $239,000 write-off of leasehold improvements. The write-off is related to the relinquishment of the second floor space at the research and development facility in Corvallis, Oregon. See Note 2 and Note 10 to the financial statements for additional information. The impact of the write-off, and higher vendor related expenses, was partially offset by lower inventory write-downs in the three months ended June 30, 2015; inventory adjustments were $33,000 in the second quarter of 2015, whereas there was a net $327,000 inventory write-down in the second quarter of 2014.

R&D expenses for the six months ended June 30, 2015 and 2014 were $5.8 million and $5.2 million, respectively, reflecting an increase of $585,000, or 11%.     An increase of $825,000 in direct vendor-related expenses supporting the development of Tecovirimat and a dengue antiviral drug candidate, and a $239,000 write-off of leasehold improvements, were partially offset by lower inventory write-downs in the six months ended June 30, 2015; inventory adjustments were $60,000 for the six months ended June 30, 2015, whereas there was a net $672,000 inventory write-down for the six months ended June 30, 2014.

During the six months ended June 30, 2015 and 2014, we incurred direct costs, including capitalized contract costs, of $3.6 million and $2.0 million, respectively, on the development of Tecovirimat. During the six months ended June 30, 2015, we spent $359,000 on internal human resources dedicated to the drug’s development and $3.2 million mainly on manufacturing and clinical testing. From inception of the ST-246 development program to-date, we invested a total of $63.8 million in the program, of which $11.0 million supported internal human resources, and $52.8 million was used mainly for manufacturing, clinical and pre-clinical work. These resources reflect research and development expenses directly related to the program. They exclude additional expenditures such as patent costs, allocation of indirect expenses, and other services provided by NIH and DoD.

Patent expenses for the three and six months ended June 30, 2015 were $235,000 and $568,000, respectively. Patent expenses for the three and six months ended June 30, 2014 were $226,000 and $512,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Changes in the fair value of liability classified warrants to acquire common stock were recorded as gains or losses. For the three and six months June ended June 30, 2014, we recorded a gain of $146,000 and $302,000, respectively, reflecting changes in fair market value of liability classified warrants outstanding during respective periods. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities. At June 30, 2015, there were no liability classified warrants outstanding.

Interest expense for the three and six months ended June 30, 2015 were $13,000 and $267,000, respectively. Interest expense for the three and six months ended June 30, 2014 were $124,000 and $264,000, respectively. On January 16, 2015, the Company fully paid a fully-secured term loan provided by General Electric Corporation, including fees incurred in connection with the termination of the term loan.

Reorganization expenses for the three and six months ended June 30, 2015 were $2.1 million and $3.9 million, respectively. These expenses are in connection with the chapter 11 filing. See Note 1 to the financial statements for additional information.

For the three and six months ended June 30, 2015, we incurred pre-tax losses of $6.5 million and $13.6 million and a corresponding income tax expense of $0.1 and $0.2 million, respectively. The effective tax rate during the three and six months ended June 30, 2015 were (1.4)% and (1.3)% respectively. Our effective tax rate for the period ended June 30, 2015 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets. For the three and six months ended June 30, 2014, we incurred pre-tax losses of $4.7 million and $10.3 million and corresponding income tax benefits of $1.8 million and $4.0 million, respectively.

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

Liquidity and Capital Resources

As of June 30, 2015, we had $115.7 million in cash and cash equivalents compared with $99.7 million at December 31, 2014.

There can be no assurance that cash on hand, cash generated through operations by future delivery of courses to BARDA, cash generated from asset sales, and other available funds will be sufficient to satisfy the ultimate resolution of the PharmAthene litigation. The possibility of potential substantial loss from the PharmAthene litigation, combined with the costs attendant to the administration of the Company's chapter 11 case, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties. The Company believes that the funds received from the BARDA Contract (see Note 4 to the financial statements) together with our existing capital resources and continuing government contracts and grants will be sufficient to support our operations beyond the next twelve months; however, depending on the outcome of the Company's appeal of the PharmAthene litigation, the Outstanding Judgment may ultimately have a significant impact on the Company.

Change in Provisional Dosage of Tecovirimat
As discussed in Note 4 to the financial statements, the Company expects to incur significant production costs due to the change in provisional dosage of Tecovirimat.

Operating Activities
Net cash provided by operations for the six months ended June 30, 2015 and 2014 were $13.9 million and $8.5 million, respectively. For the six months ended June 30, 2015, the Company received approximately $29.7 million from BARDA for the product delivery of Tecovirimat. Cash usage is related to recurring operating costs and is elevated in comparison to the six months ended June 30, 2014 primarily due to costs attendant to the administration of the Company's chapter 11 case and expenses related to the PharmAthene litigation. Additionally, $1.6 million of payments were made to CMOs for the manufacture of Tecovirimat. During the six months ended June 30, 2014, the Company received approximately $26.5 million from BARDA for the delivery of products, partially offset by $7.0 million of payments to CMOs for the manufacture, development and other supportive activities for Tecovirimat.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2015 and 2014 were $4 million and $509,000, respectively. During the third quarter of 2014, the Company set aside, in a separate account, $4 million as collateral for obligations under the GE term loan and classified this amount as restricted cash. During the first quarter of 2015, the Company paid the GE term loan in full, the collateral on the $4 million restricted cash was lifted and the restricted cash was reclassed to the cash and cash equivalent. During the second quarter of 2014, certain laboratory equipment was sold for a gross proceeds of $534,607. Capital expenditures for the six months ended June 30, 2014 was $25,894, reflecting purchases of fixed assets in the ordinary course of business.

Financing Activities
Net cash used by financing activities for the six months ended June 30, 2015 and 2014 was $2 million and $1.3 million, respectively. During the six months ended June 30, 2015, the Company repaid the GE term loan in full. During the six months ended June 30, 2014, the Company repaid $1.0 million of the GE term loan in accordance with the loan repayment schedule and repurchased $416,000 of common stock to meet minimum statutory tax withholding requirements. The cash outlay was offset by proceeds of $100,000 from exercises of options and warrants to purchase common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2006, PharmAthene filed an action against the Company in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order the Company to enter into a license agreement with PharmAthene with respect to ST-246, also known as Tecovirimat, to declare that the Company was obliged to execute such a license agreement, and to award damages resulting from the Company's alleged breach of that obligation. PharmAthene also alleged that the Company breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to the Company during the negotiation process. The Court tried the case in January 2011.

In September 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by present value of estimated future profits. Nevertheless, the Court held that the Company breached its duty to negotiate in good faith and was liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that the Company achieves from sales of ST-246 after securing $40 million in net profits, for ten years following the first commercial sale. In addition, the Court awarded PharmAthene one-third of its reasonable attorneys’ fees and expert witness expenses.

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion. Among other things, the final order and judgment provided that (a) net profits would be calculated in accordance with generally accepted accounting principles applied consistently with how they are applied in the preparation of the Company's financial statements, (b) the net profits calculation would take into account expenses relating to ST-246 commencing with the Company's acquisition of ST-246 in August 2004, and (c) PharmAthene could recover $2.4 million of attorneys’ fees and expenses.

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of June 30, 2015.

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

The Remand Opinion instructed the parties to perform damages calculations using the Court's newly modified but previously rejected model. PharmAthene was instructed to provide the Company with a lump sum damages calculation within 10 business days, following which the Company would respond within 10 business days with its own calculation, or agreement with PharmAthene. Additionally, the Remand Opinion specified that the competing calculations would be submitted to the Court of Chancery within 30 days from the date on which PharmAthene provided its lump sum damages calculation to the Company, if there is continuing disagreement on the narrow issue of performing the court's required calculations.

On September 16, 2014, as a consequence of the Company's chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 1 to the financial statements). On October 8, 2014, the Bankruptcy Court approved a Stipulation between the Company and PharmAthene partially lifting the stay to permit the litigation before the Delaware Chancery Court to proceed, including all appeals. The Stipulation, however, provides that the stay shall remain in effect with respect to the enforcement of any judgment that may be entered.

On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment, awarding to PharmAthene $113,116,985 in contract expectation damages, plus pre-judgment interest up to January 15, 2015, and certain permitted legal fees, costs, and expenses, for a judgment of $194,649,042. Pursuant to the Final Order and Judgment, the Company also is liable to PharmAthene for post-judgment interest, in the amount of $30,663.89, per diem, which per diem amount shall periodically be adjusted.

On January 16, 2015, the Company appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. On January 29, 2015, PharmAthene cross-appealed from certain portions of the Delaware Court of Chancery’s rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. The Company filed its opening brief on appeal on March 2, 2015; PharmAthene filed its answering brief on appeal and opening brief on cross-appeal on April 1, 2015; the Company filed its reply brief on appeal and answering brief on cross-appeal on May 1, 2015; and PharmAthene filed reply briefing on cross-appeal on May 11, 2015. Oral argument before the Delaware Supreme Court has not yet been scheduled. There is no assurance that either appeal will be successful.

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
10.1
Amendment to Commercial Manufacturing Agreement, dated April 29, 2015, to Commercial Manufacturing Agreement, dated August 25, 2011, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 6, 2015).

10.2
Tenth Addendum to Commercial Lease, dated April 30, 2015, to Commercial lease, dated December 23, 1997, by and between Research Way Investments and SIGA Technologies, Inc. (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 6, 2015).

10.3
Amendment of Solicitation/Modification of Contract 0009, dated April 29, 2015, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 6, 2015).

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	August 4, 2015	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)