Form 10-Q
period 2015-09-30
SIGA TECHNOLOGIES INC
filed 2015-10-27
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015
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

As of of October 26, 2015 the registrant had outstanding 54,114,296 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$129,289,275	$99,713,929
Restricted cash	—	4,000,000
Accounts receivable	979,232	491,632
Inventory	1,091,948	19,044,477
Prepaid expenses and other current assets	888,481	898,705
Deferred tax assets	7,261,764	5,655,928
Total current assets	139,510,700	129,804,671

Property, plant and equipment, net	457,457	831,936
Deferred costs	54,308,995	32,860,874
Goodwill	898,334	898,334
Other assets	1,989,520	1,989,520
Total assets	$197,165,006	$166,385,335
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,174,820	$3,384,310
Accrued expenses and other current liabilities	3,063,410	2,085,995
Current portion of long term debt	—	1,989,948
Total current liabilities	6,238,230	7,460,253
Deferred revenue	255,094,794	81,799
Deferred income tax liability	7,519,847	5,900,468
Other liabilities	351,890	405,325
Liabilities subject to compromise	192,627,949	399,039,967
Total liabilities	461,832,710	412,887,812
Commitments and Contingencies (Note 14)
Stockholders’ equity (Deficit)
Common stock ($.0001 par value, 100,000,000 shares authorized, 54,114,296 and 53,504,296 issued and outstanding at September 30, 2015, and December 31, 2014, respectively)	5,411	5,351
Additional paid-in capital	176,675,169	175,483,180
Accumulated deficit	(441,348,284)	(421,991,008)
Total stockholders’ equity (deficit)	(264,667,704)	(246,502,477)
Total liabilities and stockholders’ equity (deficit)	$197,165,006	$166,385,335

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Research and development	$1,327,403	$1,099,429	$3,986,955	$2,299,456

Operating expenses
Selling, general and administrative	2,321,236	4,334,972	7,987,498	10,195,293
Research and development	2,426,567	2,720,897	8,197,068	7,833,492
Patent preparation fees	194,444	306,009	762,881	817,944
Litigation accrual	13,553	175,465,718	40,291	175,565,839
Total operating expenses	4,955,800	182,827,596	16,987,738	194,412,568
Operating loss	(3,628,397)	(181,728,167)	(13,000,783)	(192,113,112)
Decrease (increase) in fair value of common stock warrants	—	11,532	—	313,425
Interest expense	—	(105,149)	(266,726)	(369,587)
Other income, net	12,483	5	28,823	1,061
Reorganization items, net	(1,948,696)	(301,937)	(5,880,501)	(301,937)
Loss before income taxes	(5,564,610)	(182,123,716)	(19,119,187)	(192,470,150)
Benefit from (provision for) income taxes	(65,910)	(57,953,045)	(238,089)	(53,936,733)
Net and comprehensive income (loss)	$(5,630,520)	$(240,076,761)	$(19,357,276)	$(246,406,883)
Earnings (loss) per share: basic and diluted	$(0.10)	$(4.49)	$(0.36)	$(4.62)
Weighted average shares outstanding: basic and diluted	53,919,896	53,504,296	53,668,463	53,391,173

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(19,357,276)	$(246,406,883)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	199,144	268,037
Decrease in fair value of warrants	—	(313,425)
Stock-based compensation	1,225,305	1,836,993
Write-off of leasehold improvements	238,501	—
Gain on sale of assets	—	(345,658)
Non-cash interest expense	10,052	25,312
Changes in assets and liabilities:
Accounts receivable	(487,600)	412,962
Inventory	17,952,529	2,388,438
Deferred costs	(21,448,121)	(10,226,239)
Prepaid expenses and other current assets	(35,232)	29,306
Other assets	—	18,465
Deferred income taxes, net	13,543	53,565,505
Accounts payable, accrued expenses and other liabilities	714,490	(7,331,858)
Liabilities subject to compromise	(206,412,018)	386,944,313
Deferred revenue	255,012,995	(162,222,189)
Net cash provided by operating activities	27,626,312	18,643,079
Cash flows from investing activities:
Capital expenditures	(63,166)	(25,894)
Proceeds from sale of assets	—	569,607
Restricted cash	4,000,000	(4,000,000)
Net cash provided by (used in) investing activities	3,936,834	(3,456,287)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	12,200	102,035
Payment of common stock tendered for employee tax obligations	—	(415,938)
Repayment of long-term debt	(2,000,000)	(1,500,001)
Net cash used by financing activities	(1,987,800)	(1,813,904)
Net increase in cash and cash equivalents	29,575,346	13,372,888
Cash and cash equivalents at beginning of period	99,713,929	91,309,754
Cash and cash equivalents at end of period	$129,289,275	$104,682,642

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2014, included in the 2014 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2014 Annual Report on Form 10-K filed on March 6, 2015. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2014 year-end condensed balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full year.

Certain prior period amounts have been reclassified to the current period presentation related to employee recruiting expenses from research and development to selling, general and administrative.

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

PharmAthene Litigation

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action at this time and also permits the Company's appeal of the Outstanding Judgment without the need to post a bond. On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court and, on January 30, 2015, PharmAthene filed a notice of cross appeal. Briefing on the Company's appeal and PharmAthene's cross-appeal was completed on May 11, 2015. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc, and, as of the date hereof, has not issued its decision.

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

In October 2014, the U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “UCC”). The UCC has a right to be heard on any issue in the Company’s chapter 11 case. There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or with respect to any plan of reorganization, when proposed.

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

Pursuant to orders entered by the Bankruptcy Court in April 2015, the Company was authorized to consummate the following transactions: assumption of the BARDA Contract, as amended by the BARDA Amendment (as defined in Note 4 to the financial statements); assumption of the Company’s commercial manufacturing agreement (the “Commercial Manufacturing Agreement”) with Albemarle Corporation (“Albemarle”), as amended by a 2015 amendment (the “2015 Amendment”); and assumption of the Company’s lease with Research Way Investments, as amended by the Tenth Addendum to Commercial Lease, for the Company’s research and development facility located at 4575 S.W. Research Way, Corvallis, Oregon. The 2015 Amendment to the Commercial Manufacturing Agreement with Albemarle provides the Company with improved pricing on future purchases of active pharmaceutical ingredient (“API”) for Tecovirimat. As part of the assumption of the Commercial Manufacturing Agreement, as amended, on April 30, 2015, the Company paid Albemarle’s prepetition claim under the Commercial Manufacturing Agreement of approximately $2.7 million. The Tenth Addendum to the Commercial Lease with Research Way Investments reduced the Company's rent costs for the research and development facility by approximately $35,000 per month, starting May 1, 2015. Additionally, as part of the Tenth Addendum, Research Way Investments withdrew its proof of claim for $971,451 filed in the Bankruptcy Court.

Plan of Reorganization

The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The Company currently has the exclusive right to file a plan of reorganization through and including November 5, 2015, and to solicit votes on such a plan if filed by such date through and including December 28, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Company's right to seek extensions of such periods. The Company has a right to seek extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months from the Petition Date in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan (including provisions with respect to the treatment of prepetition claims and equity interests), or whether a plan will be confirmed and become effective.

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

As of October 21, 2015 approximately 143 proofs of claim were outstanding (including claims that were previously identified on the Schedules), a portion of which assert, in part or in whole, unliquidated claims. In the aggregate, total liquidated proofs of claim amount to $199,265,756. This amount includes a claim asserted by PharmAthene in the amount of $194,649,042 in connection with the PharmAthene Litigation.

Separately, a contingent and unliquidated claim was filed by BARDA prior to the Bar Date in the amount of $109,339,609 in connection with amounts BARDA identified as subject to repayment in the event that the Company fails to perform under the terms of the BARDA Contract. As a result of the assumption of the BARDA Contract, as described above, BARDA withdrew the claim on August 4, 2015.

Certain proof of claims that have been filed relate to amounts which have been paid by the Company as of September 30, 2015.

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
By a motion filed with the Bankruptcy Court on September 1, 2015, the UCC sought further discovery under Rule 2004 from PharmAthene and certain third parties with respect to one of the matters set forth in the UCC 2004 motion. By the order of the Bankruptcy Court dated October 2, 2015, the terms of which were agreed to by the Company and the UCC, the UCC was authorized to obtain certain additional discovery from PharmAthene related to the PharmAthene litigation.
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

3. Liabilities Subject to Compromise

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed in the Company’s chapter 11 case, even if they may be settled for lesser amounts. The amounts classified as Liabilities Subject to Compromise as of September 30, 2015 may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the value of any collateral securing such claims, or other events. The Company cannot reasonably estimate the value of the claims that ultimately will be allowed in its chapter 11 case until the Company completes its evaluation, investigation and reconciliation of all filed claims.

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

As of September 30, 2015 and December 31, 2014, Liabilities Subject to Compromise consisted of the following:

	September 30, 2015		December 31, 2014
Deferred revenue	—	(1)	$203,696,194
Accounts payable - pre-petition	834,666	(2)	3,502,607
Expectation damages accrual- PharmAthene Litigation	187,820,361		187,820,361
Legal and expert fees accrual - PharmAthene Litigation	3,226,055	(3)	3,226,055
Other accrued expenses - pre-petition	746,867		794,750
Total	$192,627,949		$399,039,967
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

Reorganization Items, net:

Reorganization items reflect expenses in connection with the chapter 11 filing. For the three and nine months ended September 30, 2015 and 2014, reorganization items consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Legal fees	$1,449,543	$223,422	$4,279,937	$223,422
Professional fees	486,153	6,890	1,555,892	6,890
Trustee fees	13,000	1,625	39,000	1,625
Other	—	70,000	5,672	70,000
Total	$1,948,696	$301,937	$5,880,501	$301,937

During the three and nine months ended September 30, 2015, the Company paid approximately $2.2 million and $5.1 million, respectively, for reorganization items. During the three and nine months ended September 30, 2014, the Company paid approximately $90,565, for reorganization items.

4. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with BARDA (the “BARDA Contract”) pursuant to which the Company agreed to deliver two million courses of Tecovirimat to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The BARDA Contract is worth approximately $463 million, including $409.8 million for manufacture and delivery of 1.7 million courses of Tecovirimat and $54 million of potential reimbursements related to development and supportive activities (the “Base Contract”). In addition to the Base Contract, the BARDA Contract contains various options exercisable at BARDA’s discretion that would fund development and supportive activities such as work on pediatric and geriatric formulations of the drug as well as use of Tecovirimat for smallpox prophylaxis; would reward the Company $50 million for FDA approval for extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); and would fund production-related activities such as warm-base manufacturing. As of September 30, 2015, BARDA has not exercised any options. The BARDA Contract expires in September 2020.

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of Tecovirimat. Additionally, the Company expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

As of September 30, 2015, the Company has received $249.2 million under the Base Contract related to the manufacture and physical delivery of courses of Tecovirimat. Included in this amount are: a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract; a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for Tecovirimat; an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for Tecovirimat; and $187.7 million of payments for physical deliveries of 1.4 million courses of Tecovirimat to the Strategic Stockpile beginning in 2013 (an additional 259,200 courses were delivered at no cost to BARDA). Product deliveries of 1.3 million of those courses in 2013 and 2014 were at a provisional dosage of 600 mg administered once daily. Product deliveries of 383,754 courses in 2015 were at a provisional dosage of 600 mg administered twice per day (1,200 mg per day).

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

As of September 30, 2015 and December 31, 2014, deferred direct costs under the BARDA Contract of approximately $54.3 million and $32.9 million, respectively, are included in deferred costs on the consolidated balance sheets. As of September 30, 2015, the Company recorded $255.1 million of deferred revenue. Deferred revenue has been recorded for the delivery of courses of Tecovirimat to the Strategic Stockpile and certain research and development services provided as part of the BARDA Contract. For the three and nine months ended September 30, 2015, revenue from reimbursed research and development was $0.8 million and $2.3 million, respectively.

Research Agreements
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $7.5 million.

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

5. Financial Instruments

At September 30, 2015 and December 31, 2014, there were no liability classified warrants outstanding. The Company applied the Black-Scholes model to calculate the fair values of the respective derivative instruments using the contractual term of the warrants. Management estimated the expected volatility using a combination of the Company’s historical volatility and the volatility of a group of comparable companies.

For the three months ended September 30, 2015 and 2014, the Company recorded gains of $0 and $11,532, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded gains of $0 and $313,425, respectively. The gain is a result of net decrease in fair value of Commitment Warrants (as discussed below) during the respective periods.

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

On April 30, 2013, the Company entered into a Services Agreement with M&F, a related party, for certain professional and administrative services. The Services Agreement has a term of three years. As consideration for the Services Agreement, the Company issued warrants to M&F to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The warrants are fully vested, immediately exercisable and remained exercisable for two years from issuance date. The grant-date fair value, determined using the Black-Scholes model as previously described, is recorded as an asset with a corresponding increase to equity. The asset is amortized over the contractual term of the warrant. On April 30, 2015, the warrants expired. For the nine months ended September 30, 2015 and 2014, the Company recorded an expense of $45,456 and $102,273, respectively.

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

6. Per Share Data

The Company incurred losses for the three and nine months ended September 30, 2015 and 2014 and as a result, certain equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock Options	2,035,467	2,165,307	2,066,848	2,192,397
Stock-Settled Stock Appreciation Rights	365,689	383,890	369,222	393,551
Restricted Stock Units	853,840	1,155,638	1,039,907	1,221,653
Warrants	—	453,183	109,890	949,120

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

As of December 31, 2014, the Company had $2.0 million of term loan outstanding from a loan entered into on December 31, 2012. In January 2015, the Company paid the term loan in full. The fair value of the loan, which was measured using Level 2 inputs, approximated book value at December 31, 2014. As of September 30, 2015, and 2014, the Company did not hold level 3 securities.

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

The Company has a Services Agreement with M&F and a warrant agreement with M&F. On April 30, 2015, the warrants related to the service agreement expired. Refer to Note 5 to the financial statements for additional information.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended September 30, 2015, and 2014, the Company incurred costs of $102,000, and $148,000, respectively, related to services provided by the outside counsel. During the nine months ended September 30, 2015 and 2014, the Company incurred costs of $475,000 and $515,000, respectively. On September 30, 2015, the Company’s outstanding payables included $128,000 payable to the outside counsel.

An affiliate of M&F provided the Company with research services for a pre-clinical drug candidate. During the nine months ended September 30, 2015, the Company incurred costs of $25,750, related to services provided by the affiliate of M&F.

9. Inventory

During the nine months ended September 30, 2015, the Company delivered approximately 383,754 courses into the Strategic Stockpile based on provisional dosage of 600 mg administered twice per day (1,200 mg per day); due to the deferral of revenue under the BARDA Contract (see Note 4), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs in the balance sheet. The value of inventory represents the costs incurred to manufacture Tecovirimat under the BARDA Contract. Additional costs incurred to complete production of courses of Tecovirimat will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Work in-process	$1,091,948	$16,688,682
Finished goods	—	2,355,795
Inventory	$1,091,948	$19,044,477

For the nine months ended September 30, 2015 and 2014, research and development expenses include inventory write-downs of approximately $60,000 and $0.9 million, respectively. For the three months ended September 30, 2015 and 2014, there were no inventory write-downs.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Leasehold improvements	$2,538,844	$3,170,598
Computer equipment	732,949	669,782
Furniture and fixtures	452,696	488,807
	3,724,489	4,329,187
Less - accumulated depreciation	(3,267,032)	(3,497,251)
Property, plant and equipment, net	$457,457	$831,936

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

Depreciation and amortization expense on property, plant, and equipment was $52,290 and $87,233 for the three months ended September 30, 2015 and 2014, respectively, and was $199,144 and $268,037 for the nine months ended September 30, 2015 and 2014, respectively.

11. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Bonus	$802,250	$17,500
Professional fees	579,970	534,775
Vacation	252,055	271,000
Other	1,429,135	1,262,720
Accrued expenses and other current liabilities	$3,063,410	$2,085,995

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

For the three and nine months ended September 30, 2015, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively, on a pre-tax loss of $5.6 million and $19.1 million, respectively. The effective tax rate differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax asset.

13. Recent Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The ASU only addresses the measurement of the inventory if its value declines or is impaired. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This necessitated obtaining three data points to determine market value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adoption of the ASU and believes the adoption of the ASU will not have an impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. This ASU states that, when making this assessment, management should consider relevant conditions or events that are known or reasonably knowable on the date the financial statements are issued or available to be issued. This ASU is effective for annual periods ending after December 15, 2017 and interim periods thereafter, and early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million of cash as a 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of September 30, 2015.

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

On January 16, 2015, the Company appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. On January 29, 2015, PharmAthene cross-appealed from certain portions of the Delaware Court of Chancery’s rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. The Company filed its opening brief on appeal on March 2, 2015; PharmAthene filed its answering brief on appeal and opening brief on cross-appeal on April 1, 2015; the Company filed its reply brief on appeal and answering brief on cross-appeal on May 1, 2015; and PharmAthene filed its reply brief on cross- appeal on May 11, 2015. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc, and, as of the date hereof , has not issued its decision. There is no assurance that either appeal will be successful.

The ultimate loss to be incurred in the future from the PharmAthene litigation is highly uncertain and may differ significantly from the Outstanding Judgment. However, the Company believes that an ultimate loss of some amount is probable. Because the future outcome of the Company's appeal of the Final Order and Judgment to the Supreme Court of Delaware is highly uncertain, the Company has based its loss accrual on the January 7, 2015 Delaware Court of Chancery letter opinion, and the subsequent judgment entered by the Delaware Court of Chancery on January 15, 2015. Based on the Delaware Court of Chancery letter opinion, the Company has recorded a loss accrual for expectation damages of approximately $187.8 million as of September 30, 2015. This amount is classified as a liability subject to compromise. Included in the loss accrual, the Company accrued pre-judgment interest through September 16, 2014, SIGA’s chapter 11 filing date, because it is currently uncertain whether interest accrued subsequent to the chapter 11 filing date will be part of any allowed claim.

In addition to the damages loss accrual, the Company has separately accrued $3.2 million for PharmAthene’s attorneys’ fees and expert expenses, related to the case.

See Notes 1 and 2 to the financial statements for information relating to the Company's ongoing chapter 11 proceedings.

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

PharmAthene Litigation
On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profit related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the "Outstanding Judgment"). The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action at this time and also permits the Company's appeal of the Outstanding Judgment without the need to post a bond. On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court and, on January 30, 2015, PharmAthene filed a notice of cross appeal. Briefing on the Company's appeal and PharmAthene's cross-appeal was completed on May 11, 2015. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc, and, as of the date hereof, has not issued its decision.

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

Plan of Reorganization
The Company has not yet filed a plan of reorganization with the Bankruptcy Court. The Company currently has the exclusive right to file a plan of reorganization through and including November 5, 2015, and to solicit votes on such a plan if filed by such date through and including December 28, 2015, subject to the ability of parties in interest to file motions seeking to terminate the Company's exclusive periods, as well as the Company's right to seek extensions of such periods. The Company has a right to seek extensions of such exclusive periods, subject to the statutory limit of 18 months from the Petition Date in the case of filing a plan and 20 months from the Petition Date in the case of soliciting and obtaining acceptances of such a plan. The implementation of a plan of reorganization is subject to confirmation of the plan by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, and the occurrence of the effective date under the plan. At this time, there is no certainty as to when or if a plan will be filed, the provisions of a plan (including provisions with respect to the treatment of prepetition claims and equity interests), or whether a plan will be confirmed and become effective.

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

By a motion filed with the Bankruptcy Court on September 1, 2015, the UCC sought further discovery under Rule 2004 from PharmAthene and certain third parties with respect to one of the matters set forth in the UCC 2004 motion. By the order of the Bankruptcy Court dated October 2, 2015, the terms of which were agreed to by the Company and the UCC, the UCC was authorized to obtain certain additional discovery from PharmAthene related to the PharmAthene litigation.

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

Lead Product - Tecovirimat

On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Tecovirimat to the Strategic Stockpile. The BARDA Contract is worth approximately $463 million, including $409.8 million for manufacture and delivery of 1.7 million courses of Tecovirimat and $54 million of potential reimbursements related to development and supportive activities. In addition to the Base Contract, the BARDA Contract contains various options exercisable at BARDA’s discretion that would fund development and supportive activities such as work on pediatric and geriatric formulations of the drug as well as use of Tecovirimat for smallpox prophylaxis; would reward the Company $50 million for FDA approval of an extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); and would fund production-related activities such as warm-base manufacturing. As of September 30, 2015, BARDA has not exercised any options. The BARDA Contract expires in September 2020.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options, revenue recognition,income taxes and contingencies. Information regarding our critical accounting policies and estimates appear in item 7, Management's Discussion of Analysis and Financial Condition and Results of Operations, of our Annual Report on form 10-K for the year-ended December 31, 2014, as filed on March 6, 2015. During the nine months ended September 30, 2015 there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Three and nine months ended September 30, 2015 and 2014

Revenues from research and development contracts and grants for the three months ended September 30, 2015 and 2014, were $1.3 million and $1.1 million, respectively. The increase in revenue of $228,000, or 20.7%, reflects a $37,000 increase in revenues from our federal contracts supporting the development of Tecovirimat and a $191,000 increase in revenues from our grant revenues supporting research related to dengue fever.

Revenues from research and development contracts and grants for the nine months ended September 30, 2015 and 2014, were $4.0 million and $2.3 million, respectively. The increase in revenue of $1.7 million, or 73.4%, is due to a $867,000 increase in revenues from our federal contracts supporting the development of Tecovirimat and a $831,000 increase in revenues from our grant revenues supporting research related to dengue fever.

Selling, general and administrative expenses ("SG & A") for the three months ended September 30, 2015 and 2014, were $2.3 million and $4.3 million, respectively, reflecting a decrease of $2.0 million, or 46.5%. Expenses decreased in a broad array of categories. The decrease is primarily related to: a decrease of $854,000 in professional service fees in connection with business development and strategic initiatives; a decrease of $240,000 in employee compensation; and a decrease of $639,000 in general professional service fees, including legal fees. During three months ended September 30, 2014, the Company incurred general professional service fees in advance of filing its chapter 11 case.

SG&A expenses for the nine months ended September 30, 2015 and 2014, were $8.0 million and $10.2 million, respectively, reflecting a decrease of $2.2 million, or 21.7%. Expenses decreased across a broad array of categories. The decrease is primarily related to: a decrease of $890,000 in professional service fees in connection with business development and strategic initiatives; and a decrease of $704,000 in employee compensation and related expenses.

Research and development expenses ("R&D") for the three months ended September 30, 2015 and 2014 were $2.4 million and $2.7 million, respectively, reflecting a decrease of $294,000, or 10.8%. The decrease is primarily attributable to: a decrease of $58,000 in employee compensation and related expenses; a decrease of $120,000 in rent expense associated with the relinquishment of the second floor space at the research and development facility in Corvallis, Oregon; and a decrease in expenses related to the development of Tecovirimat and a dengue antiviral drug candidate.

R&D expenses for the nine months ended September 30, 2015 and 2014 were $8.2 million and $7.8 million, respectively, reflecting an increase of $364,000, or 4.6%. An increase of $821,000 in direct vendor-related expenses supporting the development of Tecovirimat and a dengue antiviral drug candidate, in combination with a $239,000 write-off of leasehold improvements, was partially offset by a $130,000 decrease in rent expense in connection with the relinquishment of the second floor space in the research and development facility in Corvallis, Oregon and a $611,000 decrease in inventory write-downs; inventory adjustments were $60,000 for the nine months ended September 30, 2015, whereas there was a net $671,000 inventory write-down for the nine months ended September 30, 2014.

Patent expenses for the three and nine months ended September 30, 2015 were $194,000 and $763,000, respectively. Patent expenses for the three and nine months ended September 30, 2014 were $306,000 and $818,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Changes in the fair value of liability classified warrants to acquire common stock were recorded as gains or losses. For the three and nine months ended September 30, 2014, we recorded a gain of $12,000 and $313,000, respectively, reflecting changes in fair market value of liability classified warrants outstanding during respective periods. The warrants to purchase our common stock were recorded at fair market value and classified as liabilities. At September 30, 2015, there were no liability classified warrants outstanding.

Interest expense for the three and nine months ended September 30, 2015 was zero and $267,000, respectively. Interest expense for the three and nine months ended September 30, 2014 was $105,000 and $370,000, respectively. On January 16, 2015, the Company fully paid a fully-secured term loan provided by General Electric Corporation, including fees incurred in connection with the termination of the term loan.

Reorganization expenses for the three and nine months ended September 30, 2015 were $1.9 million and $5.9 million, respectively. These expenses are in connection with the chapter 11 filing. See Note 1 to the financial statements for additional information.

For the three and nine months ended September 30, 2015, we incurred pre-tax losses of $5.6 million and $19.1 million and a corresponding income tax expense of $0.1 and $0.2 million, respectively. The effective tax rate during the three and nine months ended September 30, 2015 were (1.2). Our effective tax rate for the period ended September 30, 2015 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets. For the three and nine months ended September 30, 2014, we incurred pre-tax losses of $182.1 million and $192.5 million and corresponding income tax expense of $58.0 million and $53.9 million, respectively.

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

Liquidity and Capital Resources

As of September 30, 2015, we had $129.3 million in cash and cash equivalents compared with $99.7 million at December 31, 2014.

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

Operating Activities
Net cash provided by operations for the nine months ended September 30, 2015 and 2014 were $27.6 million and $18.6 million, respectively. For the nine months ended September 30, 2015, the Company received approximately $50.9 million from BARDA for the product delivery of Tecovirimat. Cash usage is related to recurring operating costs and is elevated in comparison to the nine months ended September 30, 2014 primarily due to costs attendant to the administration of the Company's chapter 11 case and expenses related to the PharmAthene litigation. Additionally, $2.1 million of payments were made to contract manufacturing organizations ("CMOs") for the manufacture of Tecovirimat. During the nine months ended September 30, 2014, the Company received approximately $40.8 million from BARDA for the delivery of products, partially offset by $7.1 million of payments to CMOs for the manufacture, development and other supportive activities for Tecovirimat.

Investing Activities
Net cash provided by (used in) investing activities for the nine months ended September 30, 2015 and 2014 were $4.0 million and $(3.5) million, respectively. During the third quarter of 2014, the Company set aside, in a separate account, $4 million as collateral for obligations under the GE term loan and classified this amount as restricted cash. During the first quarter of 2015, the Company paid the GE term loan in full, the collateral on the $4 million restricted cash was lifted and the restricted cash was reclassed to the cash and cash equivalent. During the second quarter of 2014, certain laboratory equipment was sold for a gross proceeds of $569,607. Capital expenditures for the nine months ended September 30, 2015 and 2014 were $63,166 and $25,894, respectively, reflecting purchases of fixed assets in the ordinary course of business.

Financing Activities
Net cash used by financing activities for the nine months ended September 30, 2015 and 2014 were $2.0 million and $1.8 million, respectively. During the nine months ended September 30, 2015, the Company repaid the GE term loan in full. During the nine months ended September 30, 2014, the Company repaid $1.5 million of the GE term loan in accordance with the loan repayment schedule and repurchased $416,000 of common stock to meet minimum statutory tax withholding requirements. The cash outlay was offset by proceeds of $102,000 from exercises of options and warrants to purchase common stock.

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

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to the progress of SIGA’s development programs and time lines for bringing products to market, the enforceability of the BARDA Contract, the final resolution of our ongoing litigation with PharmAthene, Inc., the anticipated damages amount to be awarded to PharmAthene, Inc. in connection with the recent Delaware Chancery Court opinion, and the administration of SIGA’s chapter 11 case. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants, (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that our contractors will fail to preform, (vi) the risk that we will be unable to recover any loss, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (xi) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (xii) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xiii) the risk that the changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xiv) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xv) the risk that the chapter 11 case may make it more difficult to obtain additional financing, (xvi) the risk that our internal controls will not be effective in detecting or preventing a misstatement in our financial statements, (xvii) the risk that some amounts received and recorded as deferred revenue may someday be determined to have been more properly characterized as revenue when received, (xviii) the risk that some amounts received and recorded as deferred revenue ultimately may not be recognized as revenue, (xix) the risk that any appeal of the post-remand opinion may not be successful and that such post-remand opinion will be upheld in whole or in part, or that an appeal, if any, by SIGA may result in a different, less favorable ruling that could materially and adversely affect the Company, (xx) the risk that any appeal may result in extended and expensive litigation, (xxi) the risk that continued litigation with PharmAthene may impede SIGA’s efforts to continue to grow, (xxii) the risk that SIGA may not be able to establish its intended positions or otherwise may not prevail in any further court proceedings with respect to the litigation with PharmAthene, and (xxiii) the costs and expenses and other inherent uncertainty attendant to a chapter 11 case.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2012, the Company appealed to the Supreme Court of the State of Delaware the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. The Company posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of September 30, 2015.

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

On January 16, 2015, the Company appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. On January 29, 2015, PharmAthene cross-appealed from certain portions of the Delaware Court of Chancery’s rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court. The Company filed its opening brief on appeal on March 2, 2015; PharmAthene filed its answering brief on appeal and opening brief on cross-appeal on April 1, 2015; the Company filed its reply brief on appeal and answering brief on cross-appeal on May 1, 2015; and PharmAthene filed reply briefing on cross-appeal on May 11, 2015. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc, and, as of the date hereof, has not issued its decision. There is no assurance that either appeal will be successful.

See Notes 1 and 2 to the financial statements for information relating to the Company's ongoing chapter 11 proceedings.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	October 27, 2015	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)