Form 10-K
period 2015-12-31
SIGA TECHNOLOGIES INC
filed 2016-03-04
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2015 as reported on the Over-the-Counter Market was approximately $69,457,527.

As of February 17, 2016 the registrant had outstanding 54,114,296 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2016 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Item 1. Business

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA's development programs and time lines for bringing products to market, the enforceability of SIGA's contract (the “BARDA Contract”) with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), proposed actions or plans related to or arising from the loss of SIGA's litigation with PharmAthene, Inc. (“PharmAthene”) and the administration of SIGA's chapter 11 case. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (xi) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (xii) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xiii) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xiv) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xv) the risk that the chapter 11 case may make it more difficult to obtain additional financing, (xvi) the risk that some amounts received and recorded as deferred revenue ultimately may not be recognized as revenue, (xvii) the risk that we may be unable to satisfy the judgment in favor of PharmAthene other than by giving PharmAthene all the equity in SIGA, and (xviii) the costs and expenses and other inherent uncertainty attendant to a chapter 11 case, including if and when a plan of reorganization will be confirmed and consummated and the provisions of any such plan or reorganization. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of anticipated events.

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

BARDA Contract - Tecovirimat also known as ST-246®

On May 13, 2011, SIGA signed a contract with the U.S. Biomedical Advanced Research and Development Authority (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Tecovirimat to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The BARDA Contract is worth approximately $466 million, including $409.8 million for the manufacture and delivery of 1.7 million courses of Tecovirimat and $56 million of potential reimbursements related to development and supportive activities (the “Base Contract”). In addition to the Base Contract, the BARDA Contract also contains various options that are exercisable at BARDA’s discretion. The BARDA Contract expires in September 2020.

Under the Base Contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”), BARDA has agreed to buy from SIGA 1.7 million courses of Tecovirimat. Additionally, SIGA expects to contribute to BARDA 300,000 courses of Tecovirimat at no additional cost to BARDA

For courses of Tecovirimat that are physically delivered to the Strategic Stockpile, the Company has replacement obligations, at no cost to BARDA, in the event that the final version of Tecovirimat approved by the U.S. Food and Drug Administration (the “FDA”) is different from any course of Tecovirimat that has been delivered to the Strategic Stockpile or if Tecovirimat does not meet any specified label claims, fails release testing or does not meet 38 month expiry period (from time of delivery to the Strategic Stockpile), or if Tecovirimat is recalled or deemed to be recalled for any reason.

The Company is eligible for a $102.5 million hold back payment from BARDA if the FDA approves Tecovirimat, either in the currently delivered form or in a different form. The hold back payment is part of the $409.8 million of payments that can be received by the Company for the manufacture and delivery of 1.7 million courses of Tecovirimat. If the approved version of Tecovirimat is different from those delivered to the Strategic Stockpile, then the Company is obligated to replace the previously delivered courses, at no additional cost, to BARDA. If the final approved version of Tecovirimat differs from those delivered, the hold back payment would not be paid until the obligation to replace the previously delivered product at no additional cost is satisfied.

The Base Contract with BARDA includes $409.8 million of payments, inclusive of upfront payments and milestone payments, that can be received by the Company for the manufacture and delivery of 1.7 million courses of Tecovirimat that are to be purchased by BARDA and physically delivered to the Strategic Stockpile. The timing and amount of specific payments to the Company are based on sub-payment tranches provided for in the Base Contract. As of December 31, 2015, the Company has received $249.2 million under the Base Contract related to the manufacture and physical delivery of courses of Tecovirimat. Included in this amount are a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for Tecovirimat, a $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for Tecovirimat, and $187.7 million of payments for physical deliveries of 1.4 million courses of Tecovirimat to the Strategic Stockpile beginning in 2013 (an additional 259,200 courses were delivered at no cost to BARDA). Product deliveries of 1.3 million of those courses in 2013 and 2014 (including 259,200 courses delivered at no cost to BARDA) were at a provisional dosage of 600 mg administered once daily. Product deliveries of 383,754 courses in 2015 were at a provisional dosage of 600 mg administered twice per day (1,200 mg per day).

The Company is eligible to receive an additional $160.6 million under the Base Contract for the manufacture, delivery and purchase by BARDA of courses of Tecovirimat. Included in this amount are: $37.6 million of payments following additional future physical deliveries of Tecovirimat to the Strategic Stockpile; a $20.5 million milestone payment for successful submission to the FDA of a complete application for Tecovirimat regulatory approval; and a $102.5 million hold back payment, which represents a 25% hold back on the $409.8 million of total payments tied to the manufacture and delivery of 1.7 million courses of Tecovirimat that are to be purchased by BARDA. The $102.5 million hold back payment would be triggered by FDA approval of Tecovirimat, as long as the Company does not have, as described above, a continuing product replacement obligation to BARDA. The $37.6 million of payments for product deliveries is currently targeted by the Company to be fully received by the first or second quarter of 2017.

Product deliveries of Tecovirimat in 2015, and in the future, are expected to be at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once a day. The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of Tecovirimat. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company currently expects to supplement previously delivered courses of Tecovirimat, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company and BARDA agreed to an amendment (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification was approved by the Bankruptcy Court in April 2015 (see below "Administration of Chapter 11 Case" for additional detail).

The Company expects to incur significant incremental costs with the production of additional dosage. The provisional dosage for Tecovirimat may be subject to additional changes based on possible additional FDA guidance. At the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company expects that total manufacturing costs, as a percentage of the $409.8 million that can be received by the Company for the manufacture and delivery of 1.7 million courses of

Tecovirimat, will be less than 25%. This percentage estimate is subject to material change if, among other things, the provisional dosage changes or if $409.8 million is not received by the Company from BARDA.

The Base Contract with BARDA includes $56 million of potential reimbursement for development and supportive activities. These activities are reimbursed primarily on a cost-plus basis after each individual activity is authorized by BARDA and after costs are incurred. As of December 31, 2015, the Company has received, or invoiced, $15.3 million of reimbursement payments under the Base Contract for development and supportive activities.

The BARDA Contract also separately contains $122.7 million of options that, if exercised by BARDA: would result in a $50 million payment to the Company in the event of FDA approval for extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); would fund up to $58.3 million of development and supportive activities such as work on a smallpox prophylaxis indication for Tecovirimat; and/or would fund $14.4 million of production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may not exercise additional options in the future. Options are exercisable by BARDA at its sole discretion. BARDA has indicated that it will evaluate, after the FDA’s review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50 million payment to the Company in the event of FDA approval of 84-month expiry for Tecovirimat.

The Company has been actively pursuing FDA approval of Tecovirimat for purposes of receiving the $102.5 million hold back payment (discussed above) as well as for strategic purposes. The Company is pursuing FDA approval under the “animal rule.” As such, the Company has completed multiple monkeypox and variola efficacy studies in non-human primates and has also completed a series of rabbitpox efficacy studies in rabbits. At this point in time, the Company does not expect additional substantive efficacy studies to be required prior to the filing of a New Drug Application (“NDA”). In the second quarter of 2015, the Company launched an expanded clinical human safety trial with first patient dosing. This clinical trial is expected to provide essential human safety data and to represent the last major step in support of an NDA filing with the FDA. SIGA is targeting the second or third quarter of 2017 for completion of testing and analysis of data for the expanded clinical human safety trial. An NDA filing is targeted for late 2017.

Notwithstanding the above, there can be no assurance that the FDA will approve an NDA for Tecovirimat. Upon FDA approval of an NDA for Tecovirimat, the Company would be able to address replacement obligations, if any, relating to courses of Tecovirimat that have been delivered to the Strategic National Stockpile.

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

Tecovirimat has Orphan Drug designation for both the treatment and prevention of smallpox, and in late 2010, Tecovirimat received Orphan Drug designation for the broader indication of treatment of orthopoxvirus infections (vaccinia, variola, monkeypox and cowpox). An Investigational New Drug (“IND”) application for an intravenous (IV) formulation of Tecovirimat was filed with FDA in September 2012 and SIGA received a safe to proceed letter from FDA in November 2012 along with a letter granting fast-track status. SIGA expects to initiate a phase 1 single ascending dose safety and pharmacokinetic study for the IV formulation in 2016.

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

The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the financial statements) and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (“PharmAthene”) (see below "PharmAthene Litigation"). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment (as defined below), without having to post a bond. On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery Final Order and Judgment.

On December 15, 2015, the Company filed a Plan of Reorganization. Subsequent to the initial filing, amendments have been made to the Plan of Reorganization (as amended, the “POR”). The POR is supported by the official committee of unsecured creditors appointed in the Company's chapter 11 case. Please see the section titled Plan of Reorganization for details regarding the POR. The implementation of the POR is subject to confirmation thereof by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and the occurrence of the effective date under the POR.

PharmAthene Litigation

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court and, on January 30, 2015, PharmAthene filed a notice of cross appeal. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc. On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”). As of December 31, 2015, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment interest, is estimated to be $205 million. The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action with respect to the Outstanding Judgment. The Outstanding Judgment is to be treated and satisfied under the POR.

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

In October 2014, the U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “UCC”). The UCC has a right to be heard on any issue in the Company’s chapter 11 case. There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court.

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

Pursuant to an order of the Bankruptcy Court, dated October 28, 2014, the Company was authorized to pay pre-petition obligations to certain service providers that are fully reimbursable by BARDA pursuant to the BARDA Contract (as defined in Note 4). Pursuant to an order of the Bankruptcy Court, dated January 14, 2015, the Company was authorized to satisfy a fully-

secured term loan provided by General Electric Capital Corporation in the approximate amount of $1.8 million. Such amount, and related fees, was paid by the Company on January 16, 2015 and all liens securing the credit facility were released.

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

Plan of Reorganization

On December 15, 2015, the Company filed a Plan of Reorganization. Subsequent to the initial filing, amendments have been made to the Plan of Reorganization (as amended, the “POR”). Implementation of the POR is subject to confirmation thereof by the Bankruptcy Court in accordance with the provisions of the United States Bankruptcy Code and the occurrence of the effective date under the POR. The POR is supported by the UCC. There can be no assurance that the POR will be confirmed by the Bankruptcy Court. The POR, as more fully described below, addresses, among other things, how the Company will treat and satisfy its liabilities relating to the period prior to the commencement of its chapter 11 case, including all claims held by PharmAthene.

By the order dated February 16, 2016, the Bankruptcy Court approved the Company’s Disclosure Statement for the POR (the “Disclosure Statement”), thereby enabling the Company to solicit acceptances or rejections of the POR from those creditors entitled to vote on the POR. The Bankruptcy Court has scheduled a hearing to consider confirmation of the POR for April 5, 2016.

The POR provides for, among other things:

•Prepetition unsecured claims (other than PharmAthene’s claim) will be paid in cash in full.

•Upon the effective date of the POR, ownership of existing shares of the Company’s common stock shall remain unaltered by the POR; however, existing shares will be subject to potential future cancellation (without receipt of any consideration) in the event that PharmAthene’s claim is satisfied through the issuance of newly issued shares of SIGA stock (option (ii) described below).

•Once the Delaware Supreme Court enters final judgment on the December 23 ruling (which is expected to occur on or about March 22, 2016), the Company will have 120 days (subject to a possible 90 day extension) to select one of the following options to satisfy PharmAthene’s claim under the POR: (i) payment in full in cash of the Company's obligation under the Delaware Court of Chancery Final Order and Judgment, which is estimated to be approximately $205 million as of December 31, 2015; (ii) delivery to PharmAthene of 100% of newly-issued stock of SIGA, with all existing shares of the Company’s common stock being cancelled with no distribution to existing shareholders on account thereof; or (iii) such other treatment as is mutually agreed upon by the Company and PharmAthene.

*The 120 day period can be extended for a maximum of 90 additional days in exchange for payment by the Company of $20 million to PharmAthene to be applied to payments to be made under option (i) set forth above (if selected), and otherwise nonrefundable.

*In addition, PharmAthene shall be paid $5 million on the effective date of the POR to be applied to payments to be made under option (i) set forth above (if selected), and otherwise nonrefundable.

•The POR requires the Company to comply with certain affirmative and negative covenants from the date the POR becomes effective until the covenants are terminated as provided under the POR, and if the Company breaches any covenant, PharmAthene is entitled to exercise certain remedies provided in the POR.

Pre-Petition Claims

As a result of the chapter 11 filing, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, under the Bankruptcy Code, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. Among other things, the Bankruptcy Court authorized the Company to pay certain pre-petition claims relating to employees, critical vendors, a fully-secured pre-petition term loan, and services for which the Company receives reimbursement from the government.

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

As of February 15, 2016 approximately 126 proofs of claim were outstanding (including claims that were previously identified on the Schedules), a portion of which assert, in part or in whole, unliquidated claims. Prior to the Bar Date, PharmAthene asserted a claim in the amount of $194,649,042, which reflects pre-judgment interest up to January 15, 2015 on the Delaware Court of Chancery Final Order and Judgment. It is estimated that, as of December 31, 2015, the accrued obligation to PharmAthene under the Delaware Court of Chancery Final Order and Judgment, including post-judgment interest, is $205 million. Excluding the PharmAthene claim, all other liquidated proofs of claim amount to $3,037,125.

Separately, a contingent and unliquidated claim was filed by BARDA prior to the Bar Date in the amount of $109,339,609 in connection with amounts BARDA identified as subject to repayment in the event that the Company fails to perform under the terms of the BARDA Contract. As a result of the assumption of the BARDA Contract, as described above, BARDA withdrew the claim on August 4, 2015.

Certain proof of claims that have been filed relate to amounts which have been paid by the Company as of December 31, 2015.

The Company will ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated, have already been paid, or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities Subject to Compromise. The resolution of such claims could result in material adjustments to the Company’s financial statements. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court confirms a plan of reorganization and such plan becomes effective. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Other Matters Related to the Chapter 11 Case

By motion filed with the Bankruptcy Court on April 8, 2015 (the “UCC 2004 Motion”), the UCC sought authority to take discovery under Federal Rule of Bankruptcy Procedure 2004 (“Rule 2004”) with respect to certain discrete matters. Rule 2004 permits a creditors’ committee appointed in a chapter 11 case or other party in interest, subject to Bankruptcy Court approval, to conduct broad discovery relating to the acts, conduct, property and liabilities of a debtor or with respect to any matter that may affect the administration of the debtor’s bankruptcy case. The UCC 2004 Motion was filed for the purpose of determining whether the Company's estate has claims against certain officers and directors in connection with the matters sought to be investigated pursuant to the UCC 2004 Motion.
Pursuant to an order of the Bankruptcy Court, dated June 16, 2015 (the “2004 Order”), the UCC 2004 Motion was granted, in part, with regard to certain discovery requests specifically listed in the UCC 2004 Motion.

By a motion filed with the Bankruptcy Court on September 1, 2015, the UCC sought further discovery under Rule 2004 from PharmAthene and certain third parties with respect to one of the matters set forth in the UCC 2004 Motion. By order of the Bankruptcy Court dated October 2, 2015, the terms of which were agreed to by the Company and the UCC, the UCC was authorized to obtain certain additional discovery from PharmAthene related to the PharmAthene litigation.
As of the date hereof, the Company, pursuant to the 2004 Order, has provided to the attorneys for the UCC the discovery already produced by the Company to PharmAthene in the PharmAthene litigation. No document requests or deposition subpoenas have been served by the UCC on the Company.

The POR provides that, subject to confirmation and upon the effective date of the POR, all claims sought to be investigated by the UCC in connection with the UCC 2004 Motion will be released.

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

In August, 2011, SIGA entered into an agreement with Albemarle. The agreement was amended in April, 2015. Albemarle manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in Tecovirimat. SIGA agreed that, during the term of the agreement, SIGA will purchase 75% of its internal and external API requirements from Albemarle at a fixed price per kilogram. There is no minimum amount of API kilograms that must be used or acquired by SIGA. The following events are excluded from the “75% API” requirement: (i) if a contract entered into by SIGA for the sale of final drug product (“FDP”) requires that the product used as the API for such FDP be manufactured outside the U.S. and Albemarle is unwilling or unable to subcontract such manufacture to a party or parties that meet the terms of the agreement, (ii) if a contract entered into by SIGA for the sale of FDP in an intravenous formulation requires different specifications than those provided for under the agreement and the parties are not able to reach agreement on the necessary changes to the specifications or on pricing, or (iii) if Albemarle fails to perform any of its obligations under the agreement and does not cure such failure within 30 days of written notice from SIGA. SIGA is required to pay Albemarle within 45 days of their invoice date. Albemarle is required to deliver API that conforms with specifications outlined in the agreement; the Company is not required to pay for API that does not meet specifications. The Company has 120 days to reject any shipments that do not meet specifications or are damaged. In addition to receiving payments for API deliveries, Albemarle is also paid for related services, such as stability testing. The Company’s agreement with Albemarle continues for an initial term that shall continue until December 31, 2017.The Company has an option to extend the term up to an additional twelve months, if necessary, to fulfill its obligations under the BARDA Contract. Commencing ninety days prior to the termination date, the parties will negotiate in good faith in an effort to agree upon revised product pricing to be applicable during a renewal term of the agreement. In the event the parties are unable to agree to revised pricing during the ninety day negotiation period, then the agreement shall continue for a sixteen week period utilizing pricing in effect at the conclusion of the term; the agreement shall terminate at the end of such sixteen week period.

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

Project BioShield, which became law in 2004, authorizes the procurement of countermeasures for biological, chemical, radiological and nuclear attacks for the Strategic Stockpile, which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat and protect those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield initially provided appropriations of $5.6 billion to be expended over ten years. The initial $5.6 billion appropriation expired on September 30, 2013. In 2013, Congress reauthorized Project BioShield as part of the Pandemic and All-Hazards Preparedness Reauthorization Act of 2013. The Consolidated Appropriations Act of 2016 (also known as the 2016 omnibus spending bill) includes an annual appropriation of $1.02 billion for activities related to medical countermeasures for biological and other threats to civilian populations. Of this, $510 million has been set aside for procurement (reflecting an approximate doubling from Fiscal Year 2015), and $511 million has been set aside for advanced development and administrative expenses.

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

Other Product Candidate

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

Research Agreements

We obtain funding in the form of grants or contracts from various agencies of the U.S. government to support our research and development activities. Currently, in addition to the BARDA Contract, we have one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $7.2 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. We may not utilize all available funds under the grant covering the pre-clinical drug candidate. Moreover, the contracts and grants contain customary terms and conditions and include the U.S. government’s right to terminate or restructure a grant for convenience at any time. We have entered into the following collaborative research arrangements and contracts:

 Smallpox Antiviral Drug Development

In 2006, we were awarded a contract from the National Institute of Health (“NIH”) totaling approximately $21 million for the continued development of ST-246, now also known as Tecovirimat. In 2008, we were awarded a $55.1 million contract from NIH to support the development of additional formulations and orthopox-related indications for ST-246. In 2008, NIH increased an existing $16.5 million contract to $20.0 million. In August 2011, these contracts were restructured and transferred to BARDA so that $14.0 million was eligible to cover performance through February 2013. Subsequently, the period of performance for a portion of the remaining funds available under the contract was extended to February 2018. As of December 31, 2015, $5.8 million remains available to us under the restructured contract.

In September 2009, we received a three-year, $3.0 million Phase II grant from NIH to fund the continued development of ST-246 for the treatment of smallpox vaccine-related adverse events. This grant concluded in February 2013.

Dengue Antiviral Drug Development

In May 2011, we received a 5-year grant of $6.5 million from NIH to continue funding for the development of antiviral drugs for dengue. The grant has been extended to April 2017. As of December 31, 2015, there is $1.4 million available under this grant.

General

We receive cash payments from NIH and BARDA on a monthly basis, as services are performed or goods are purchased. Our current contract and grant, other than the BARDA Contract, do not include milestone payments. Amounts under contract and grant agreements, including the BARDA Contract, are not guaranteed and can be canceled at any time for reasons such as non-performance or convenience of the U.S. government and, if canceled, we will not receive funds for additional work under the agreements.

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

Human Resources and Research Facilities

As of February 29, 2016, we had 29 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory. Our research and development facilities are located in Corvallis, Oregon, where we lease approximately 9,237 square feet under a lease agreement signed in January 2007, as amended in May 2011, and in April 2015, which expires in December 2017.

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

SIGA exclusively owns its key patent portfolio, which relates to its leading drug candidate ST-246 (Tecovirimat). SIGA's key patent portfolio currently consists of nine U.S. utility patents, thirteen issued foreign patents, five U.S. utility patent applications, one international PCT patent applications and sixty two foreign patent applications.

The principal and material issued patents covering Tecovirimat are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	May 3, 2027
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2011	July 23, 2027
US 7687641	United States	Method of manufacturing ST-246	March 30, 2010	September 27, 2024
US 8124643	United States	Composition of matter for the ST-246 compound and Pharmaceutical compositions containing ST-246	February 28, 2012	June 18, 2024
US 7956197	United States	Method of manufacturing ST-246	June 7, 2011	June 18, 2024
US 8530509	United States	Pharmaceutical compositions containing a mixture of compounds including ST-246	September 10, 2013	June 18, 2024
US 8802714	United States	Method of treating orthopoxvirus infection with a mixture of compounds including ST-246	August 12, 2014	June 18, 2024
US 9045418	United States	Method of manufacturing ST-246	June 2, 2015	June 18, 2024
US 9233097	United States	Liquid Pharmaceutical formulations containing ST-246	January 12, 2016	August 2, 2031
SI 184201	Singapore	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 22, 2015	March 23, 2031
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	December 2, 2014	March 23, 2031
MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
JP 4884216	Japan	Therapeutic agent for treating orthopoxvirus including ST-246, pharmaceutical composition of matter for the ST-246 compound and method of manufacturing ST-246	December 16, 2011	June 18, 2024
JP 5657489	Japan	Method of manufacturing ST-246	December 5, 2014	June 18, 2024
CH 2011800245893	China	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 26, 2015	March 23, 2031
CA 2529761	Canada	Use of ST-246 to treat orthopoxvirus infection, pharmaceutical compositions containing ST-246 and composition of matter for the ST-246 compound	August 13, 2013	June 18, 2024
CA 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027
AU 2004249250	Australia	Method of treating orthopoxvirus infection, pharmaceutical composition containing ST-246 and composition of matter for the ST-246 compound	March 29, 2012	June 18, 2024
AU 2007351866	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	January 10, 2013	June 18, 2024
AU 2011232551	Australia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	February 26, 2015	March 23, 2031
AU 2011285871	Australia	Liquid Pharmaceutical formulations containing ST-246	August 6, 2015	August 2, 2031
AP 3221	ARIPO*/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	April 3, 2015	March 23, 2031

* ARIPO has 19 member African States as follows: Botswana, The Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Liberia, Rwanda, Sao Tome and Principe, Somalia, Sudan, Swaziland, Tanzania, Uganda, Zambia and Zimbabwe.

The principal and material patent applications covering Tecovirimat include patent filings in multiple jurisdictions, including the United States, Europe, Asia, Africa, Australia, and other commercially significant markets. We hold 67 patent applications currently pending with respect to various compositions of Tecovirimat, methods of manufacturing, methods of treatment, and dosage forms. Expiration dates for pending patents, if granted, will fall between 2024 and 2034.

Tecovirimat is currently SIGA’s sole clinical-stage drug candidate. In addition to the Tecovirimat patent portfolio, SIGA also has patents covering pre-clinical drug candidates. Substantially all of the pre-clinical patent portfolio is for Dengue Antiviral drug candidate. SIGA is currently seeking partners for its Dengue Antiviral drug candidate to support further development activity.

FDA regulations require that patented drugs be sold under brand names that comply with various regulations. SIGA must develop and make efforts to protect these brand names for each of its products in order to avoid product piracy and to secure exclusive rights to these brand names. SIGA may expend substantial funds in developing and securing rights to adequate brand names for our products. SIGA currently have proprietary trademark rights in SIGA®, ST-246® and other brands used by us in the United States and certain foreign countries, but we may have to develop additional trademark rights in order to comply with regulatory requirements. SIGA consider securing adequate trademark rights to be important to its business.

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

Public Readiness and Emergency Preparedness Act

The Public Readiness and Emergency Preparedness Act, or PREP Act, provides immunity for manufacturers from claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure.” However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products”, including products intended to diagnose or treat pandemic or epidemic disease, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. Since 2007, the Secretary of HHS has issued 8 declarations under the PREP Act to protect from liability countermeasures that are necessary to prepare the nation for potential pandemics or epidemics, including a declaration on October 10, 2008 that provides immunity from tort liability as it relates to smallpox. The PREP Act was Amended in 2015 to extend protection for smallpox and other countermeasures from December 31, 2015 to December 31, 2022.

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

Risks Related to Our Chapter 11 Filing

Under the Plan of Reorganization, equity investors could incur a total loss of their investment if the Company does not pay the PharmAthene claim within an allotted time period.

Under the Plan of Reorganization, the Company will have 120 days (subject to a possible 90 day extension) from approximately March 22, 2016 to satisfy the PharmAthene claim. If the PharmAthene claim is not satisfied within the allotted time period, and provided that an alternative mechanism is not agreed-upon by the Company and PharmAthene, then the Company would be required to deliver to PharmAthene 100% of newly-issued stock of SIGA and all existing shares of the Company’s common stock would be cancelled with no distribution to existing shareholders on account thereof.

Even though we have submitted a Plan of Reorganization, there is no assurance it will be approved.

We submitted a plan of reorganization (“Plan of Reorganization”) that is supported by the official committee of unsecured creditors and which would allow us to emerge from chapter 11 pursuant to the terms and conditions of the Plan of Reorganization (as described in “Business ─ Chapter 11 Filing” ). No assurance can be given that the Plan of Reorganization will be approved substantially in the form in which we submitted it or at all. If our Plan of Reorganization is not approved, we may not be able to emerge from chapter 11 until the PharmAthene claim is satisfied or we may emerge and be subject to terms and conditions more onerous than those terms and conditions contained in our Plan of Reorganization.

If our Plan of Reorganization is approved, we will emerge from chapter 11 but we will be subject to various restrictive covenants which may impede our operations until the PharmAthene claim is satisfied.

The Plan of Reorganization requires that we comply with certain restrictive covenants regarding our operations until the PharmAthene claim (as described below) is satisfied under the Plan of Reorganization. Compliance with these requirements may have a material adverse effect on our ability to operate our business.

If we default on the restrictive covenants contained in our Plan of Reorganization, the composition of the Board of Directors would be significantly altered and the Company’s use of cash resources would be highly restricted

Under certain circumstances, as provided for in our Plan of Reorganization, a breach of the covenants contained therein could lead to an event of default. If an event of a default were to occur, the composition of the Board would be altered, with PharmAthene designees constituting a majority of the Board. Additionally, the Company’s usage of cash on hand would be subject to supervision by PharmAthene and could be restricted. These changes could have a significant adverse effect on the operations and financial condition of the Company.

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

Furthermore, substantially all of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively, were derived from contracts and grants other than the BARDA Contract.] Our current revenue is primarily derived from contract work being performed for NIH under grants and one BARDA development contract scheduled to substantially conclude in February 2018. There can be no assurance that we will recognize the revenue from the BARDA Contract in the time periods we anticipate or at all, or that we will be able to secure future contracts or grants. Failure to recognize such revenue or secure such contracts or grants could have an adverse effect on our results of operations.

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

Product deliveries of Tecovirimat since December 31, 2014 have been at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once per day. The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the deliveries of 1.3 million courses of Tecovirimat. Based on the provisional dosage of 600 mg administered twice per day, SIGA currently expects to supplement previously delivered courses of Tecovirimat, at no additional cost to BARDA, with additional capsules so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company expects to incur significant incremental costs when previously delivered courses are supplemented. The provisional dosage for Tecovirimat may be subject to additional changes in the future based on FDA guidance.

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

If we expand our operations outside of the United States, we must comply with numerous laws and regulations relating to our business operations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

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

As of December 31, 2015, we exclusively own nine U.S. utility patents, two U.S. provisional patent applications, five U.S. utility patent applications, thirteen issued foreign patents, one international PCT patent application and sixty two foreign patent applications. We have included a summary of our patent position as of December 31, 2015 in Part I, Item 1 of this Annual Report on Form 10-K.

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

In addition, from time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business.

Furthermore, like many biopharmaceutical companies, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. It is possible that we and/or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.

Risks Related to Our Financial Position and Need for Additional Financing

Our common stock has been delisted by NASDAQ, and such delisting has limited the liquidity of our common stock, increased its volatility and could hinder our ability to raise capital.

On March 20, 2015, the Company's common shares were suspended from trading on the NASDAQ Global Market at the opening of business and the Company's shares began trading on the OTC Markets under the “SIGAQ” symbol. This delisting has limited the liquidity of our common stock, and could increase its volatility and hinder our ability to raise capital.

We have incurred operating losses since our inception and expect to incur net losses for the foreseeable future.

We incurred net operating losses of approximately $31.0 million and $209.7 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, 2014 and 2013, our accumulated deficit was approximately $461.4 million, $442.0 million and $156.5 million, respectively. We expect to continue to have significant operating expenses and will need to generate significant revenues to achieve and maintain profitability.

Our ability to fund operations is substantially dependent on cash flows from the BARDA Contract. If we do not achieve positive cash flows, we cannot guarantee that we can sustain or enhance our current level of operations. We expect that cash flows will fluctuate significantly and could be delayed from one quarter to another based on several factors. If cash flows grow slower than we anticipate, or if operating expenses or other expenses exceeds our expectations or cannot be adjusted accordingly, then our business, results of operations, financial conditions and cash flows will be materially and adversely affected.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities, though we do not expect to seek such acquisitions or investments during the pendency of our restructuring process under chapter 11. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing businesses, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or consummating any such agreement. We may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisitions. All of these potential difficulties might be compounded by uncertainty surrounding our ability to pay the PharmAthene Award. Acquisitions could also result in dilutive issuances of equity securities or the issuance of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

We may need additional funding, which may not be available to us, and which may force us to delay, reduce or eliminate any of our product development programs or commercial efforts.

While we have raised funds through credit facilities and the issuance of new equity or the exercise of options or warrants in the past, there is no guarantee that we will continue to be successful in raising such funds. If we are unable to raise additional funds, we could be forced to discontinue, cease or limit certain operations and equity investors could experience significant or total losses of their investments. Our cash flows may fall short of our projections or be delayed, or our expenses may increase, which could result in our capital being consumed significantly faster than anticipated. Our annual operating needs vary from year to year depending upon the amount of cash generated through the BARDA Contract, contracts, grants, licenses, the amount of projects we undertake, and the amount of resources we expend in connection with acquisitions, all of which may materially differ from year to year and may adversely affect our business.

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

Risks Related to Our Common Stock

If we are unable to raise financing in a manner that provides us with enough proceeds to pay PharmAthene the full amount of its claims against us, you may lose your entire investment.

We owe PharmAthene approximately $205 million and post-judgment interest continues to accrue on the expectation damages amount. If we are unable to satisfy this claim in full, in cash, PharmAthene may be entitled to all the equity of the Company. If PharmAthene receives all the equity of the Company, you will no longer have any equity interest in the Company and will suffer a complete loss of your equity investment in the Company,

The substantial loss from the PharmAthene litigation, combined with the costs and uncertainty attendant to the administration and resolution of the Company's chapter 11 case, raises substantial doubt about the Company's ability to continue as a going concern. If we are forced to liquidate or are otherwise unable to continue as a going concern, investors will likely lose all of their investment in our Company,

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

The volatile price of our stock makes it difficult for investors to predict the value of their investments, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical or animal test results relating to products under development by our competitors or us;

•	initiating, completing or analyzing, or a delay or failure in initiating, completing or analyzing, pre-clinical or clinical trials or animal trials or the design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•

•	developments relating to our ability to satisfy the PharmAthene Award;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenues and other results of operations;

•	changes in financial estimates by securities analysts;

•	publicity or activity involving possible future acquisitions, strategic investments, partnerships or alliances;

•	matters relating to our chapter 11 case.

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

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

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

As of December 31, 2015, we had federal net operating loss carryforwards, or NOLs, of $64.6 million to offset future taxable income. The remaining NOLs expire in various years between 2023 and 2034, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes a limitation on a company's ability to use NOLs if a company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. For example, as a result of a previous change in stock ownership, the annual utilization of the net operating carryforwards generated in tax years prior to 2004 are subject to limitation.

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

In Corvallis, we lease approximately 9,237 square feet under an amended lease agreement signed in January 2007, as amended in May 2011 and most recently changed through an addendum in April 2015, and which expires in December 2017.

Item 3. Legal Proceedings

In December 2006, PharmAthene filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, also known as Tecovirimat, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our alleged breach of that obligation. PharmAthene also alleged that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process.

In September 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by present value of estimated future profits. Nevertheless, the Court held that we breached our duty to negotiate in good faith and were liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that we achieve from sales of ST-246 after we secure $40 million in net profits, for ten years following the first commercial sale. In addition, the Court awarded PharmAthene one-third of its reasonable attorneys’ fees and expert witness expenses of $2.4 million.

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion.

In June 2012, the Company appealed to the Delaware Supreme Court the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of December 31, 2015.

On May 24, 2013, the Supreme Court of Delaware issued its decision, affirming the Delaware Court of Chancery’s judgment in part, reversing it in part, and remanding to Court of Chancery.

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

On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment, awarding to PharmAthene $113,116,985 in contract expectation damages, plus pre-judgment interest up to January 15, 2015, and certain permitted legal fees, costs, and expenses, for a judgment of $194,649,042. Pursuant to the Final Order and Judgment, SIGA also is liable to PharmAthene for post-judgment interest, which was specified in the Final Order and Judgment to be $30,663.89 per diem, such per diem amount to be periodically adjusted to reflect the applicable Delaware legal rate.

On January 16, 2015, the Company appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court.

On December 23, 2015, the Delaware Supreme Court affirmed the Final Order and Judgment.

With the affirmation of the Delaware Court of Chancery’s Final Order and Judgment by the Delaware Supreme Court on December 23, 2015 (“Delaware Supreme Court Affirmation”), and taking into account the plan of reorganization that was filed by the Company with the Bankruptcy Court on December 15, 2015 (as such plan has been amended), SIGA has recorded a litigation loss accrual of approximately $205 million as of December 31, 2015. This amount is classified as a liability subject to compromise. The loss accrual of $205 million includes pre and post-judgment interest up to December 31, 2015, and also includes a $3.2 million reimbursement obligation to PharmAthene for attorneys’ fees and expert expenses related to the case. Interest for the period subsequent to September 16, 2014 (the Petition Date) has been included in the loss accrual because management believes that it is probable that post-petition interest will be allowed as part of PharmAthene’s claim. Such treatment is specified in the plan of reorganization that was filed by the Company in Bankruptcy Court on December 15, 2015 (as such plan has been amended), and that is supported by the UCC.

Separate from the PharmAthene litigation, from time to time, we may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although such claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of such current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Since March 20, 2015, the Company's common stock has traded in the over-the-counter securities market ("OTC"), under the symbol "SIGAQ". Prior to March 20, 2015, the Company's common stock was traded on the Nasdaq Global Market under the symbol "SIGA" since September 3, 2009 and, prior to such date, had been traded on the Nasdaq Capital Market since September 9, 1997. Prior to that time there was no public market for our common stock.

Due to the Company's chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the Nasdaq Marketplace Rules and Nasdaq suspended from trading the Company's common stock at the open of business on March 20, 2015.

The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported on the Nasdaq Global Market and OTC:

2015	High	Low
First Quarter	$2.68	$1.35
Second Quarter	2.06	1.28
Third Quarter	1.49	1.01
Fourth Quarter	1.53	0.20

2014	High	Low
First Quarter	$3.87	$2.94
Second Quarter	3.23	2.49
Third Quarter	2.91	0.99
Fourth Quarter	1.79	1.32

As of February 16, 2016, the closing sale price of our common stock was $0.44 per share. There were 33 holders of record as of February 16, 2016. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the growth and development of our business and to satisfy the creditor claims under the chapter 11filing.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2015, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2010 in each of (i) our common stock; (ii) the Nasdaq National Market-US; and (iii) the Nasdaq Pharmaceutical Index.

	December 31,
	2010	2011	2012	2013	2014	2015
SIGA Technologies, Inc.	$100	$18	$19	$23	$10	$3
NASDAQ Composite Index	$100	$98	$114	$157	$179	$189
NASDAQ Biotech Composite Index	$100	$112	$147	$244	$328	$365

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The selected financial data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from applicable audited consolidated financial statements not included in this annual report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Revenues	$8,176	$3,140	$5,519	$8,971	$12,726
Selling, general and administrative	10,582	12,647	13,119	10,967	21,882
Research and development	13,131	10,707	13,785	18,213	18,367
Patent preparation fees	1,009	988	1,421	1,883	1,808
Litigation accrual	14,407	188,465	197	443	2,050
Restructuring charges	—	—	513	—	—
Loss from operations	(30,953)	(209,667)	(23,516)	(22,536)	(31.381)
Decrease (increase) in fair value of common stock warrants	—	313	(74)	805	24.436
Interest expense	(267)	(456)	(1,207)	(173)	—
Other income, net	42	1	1	1	13
Reorganization items, net	(7,811)	(2,127)	—	—	—
Loss before income taxes	(38,989)	(211,935)	(24,796)	(21,904)	(6,932)
Benefit from (provision for) income taxes	(462)	(53,528)	7,618	7,844	36,032
Net income (loss)	$(39,451)	$(265,463)	$(17,177)	$(14,060)	$29,100
Basic earnings (loss) per share	$(0.73)	$(4.97)	$(0.33)	$(0.27)	$0.57
Diluted earnings (loss) per share	$(0.73)	$(4.97)	$(0.33)	$(0.27)	$0.09
Weighted average shares outstanding: basic	53,777,687	53,419,686	52,368,842	51,639,622	50,929,491
Weighted average shares outstanding: diluted	53,777,687	53,419,686	52,368,842	51,639,622	54,061,650
Cash and cash equivalents and short-term investments	$112,711	$99,714	$91,310	$32,017	$49,257
Total assets	$185,733	$160,729	$193,824	$105,836	$90,380
Long-term obligations	$332	$405	$2,438	$4,779	$1,560
Stockholders’ equity (deficit)	$(284,429)	$(246,502)	$16,975	$28,243	$40,771
Net cash provided by (used in) operating activities	$11,109	$14,177	$58,437	$(20,223)	$25,574

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

The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the financial statements) and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (“PharmAthene”) (see Note 14 to the financial statements). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment (as defined below), without having to post a bond. On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery Final Order and Judgment.

On December 15, 2015, the Company filed a Plan of Reorganization. Subsequent to the initial filing, amendments have been made to the Plan of Reorganization (as amended, the “POR”). The POR is supported by the official committee of unsecured creditors appointed in the Company's chapter 11 case.

PharmAthene Litigation
On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court and, on January 30, 2015, PharmAthene filed a notice of cross appeal. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc. On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”). As of December 31, 2015, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment interest, is estimated to be $205 million. The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action with respect to the Outstanding Judgment. The Outstanding Judgment is to be treated and satisfied under the POR.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern will be impacted by the Delaware Supreme Court Affirmation, as well as the resolution of the Company's chapter 11 case. As of December 31, 2015, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment interest, is estimated to be $205 million (see below, for the Company's "Plan of Reorganization" for additional information). In addition, as of December 31, 2015, the Company has a net capital deficiency of $284 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the realization of assets and the satisfaction of liabilities are subject to uncertainties. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Lead Product - Tecovirimat

On May 13, 2011, we signed the BARDA Contract pursuant to which we agreed to deliver two million courses of Tecovirimat to the Strategic Stockpile. The BARDA Contract is worth approximately $466 million, including $409.8 million for manufacture and delivery of 1.7 million courses of Tecovirimat and $56 million of potential reimbursements related to development and supportive activities (the “Base Contract”). In addition to the Base Contract, the BARDA Contract also contains various options that, if exercised by BARDA: would result in a $50 million payment to the Company in the event of FDA approval for extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); would fund up to $58.3 million of development and supportive activities such as work on a smallpox prophylaxis indication for Tecovirimat; and/or would fund $14.4 million of production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may not exercise additional options in the future. Options are exercisable by BARDA at its sole discretion. BARDA has indicated that it will evaluate, after the FDA’s review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50 million payment to the Company in the event of FDA approval of 84-month expiry for Tecovirimat.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options, revenue recognition, income taxes and contingencies. For a detailed discussion of the application of these and other accounting policies, see Note 2 to our consolidated financial statements.

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

Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to US federal income tax and state income tax in numerous jurisdictions. Significant judgments and estimates are required in the determination of our income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on historical operating results which includes a loss accrual for expectation damages of approximately $205 million related to the PharmAthene litigation, our voluntary petition for relief under chapter 11 of Title 11 of the United States Bankruptcy Code (see Note 1 to the financial statements) and substantial doubt about the Company's ability to continue as a going concern, the Company concluded that it could not realize its deferred tax assets on a more likely than not basis.  As such, the Company recorded a non-cash charge of approximately $53.5 million in 2014 to establish a valuation allowance against its net deferred tax assets.

The amount of deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the net operating loss carryforward period change and/or if significant objective negative evidence is no longer present. Such changes could lead to a change in judgment related to the realization of the net deferred tax asset. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in our financial statements in the period the estimate is changed with a corresponding adjustment to operating results.

Income tax benefits are recognized for a tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. As of December 31, 2015 and 2014, the Company has no material uncertain tax positions. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes.

Contingencies
We have been involved in a litigation with PharmAthene, Inc. (see Note 13 to the financial statements). On January 15, 2015, the Delaware Court of Chancery awarded PharmAthene approximately $195 million in combined expectation damages, pre-judgment interest and legal fees, costs and expenses. On January 16, 2015, the Company appealed the Delaware Court of Chancery's ruling to the Delaware Supreme Court. On December 23, 2015, the Delaware Supreme Court affirmed the ruling by the Delaware Court of Chancery (“Delaware Supreme Court Affirmation”). If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Accruals are based on our best estimates based on available information. Based on the Delaware Supreme Court Affirmation, and taking into account the plan of reorganization that was filed by the Company with the Bankruptcy Court on December 15, 2015, SIGA believes an amount of loss is probable and has recorded a loss accrual of approximately $205 million related to the PharmAthene litigation, including a $3.2 million liability for reimbursement of attorney's fees and other costs. On a periodic basis, as additional information becomes available, or based on specific events such as the settlement of claims, we may reassess the potential liability, if any, related to these matters and may revise this estimate, which could result in a material adjustment to our operating results.

Recent Accounting Pronouncements
On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. Current GAAP requires the deferred taxes to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted, including for December 31, 2015. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The Company early adopted this guidance retrospectively as of December 31, 2015. The impact of adoption of the guidance on the Company's consolidated financial statements as of December 31, 2014 was a $5.7 million reclassification of current deferred tax assets to noncurrent deferred tax liabilities.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The ASU only addresses the measurement of the inventory if its value declines or is impaired. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This necessitated obtaining three data points to determine market value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for annual periods beginning after December 15, 2016. Adoption of the ASU by the Company will not have an impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for the first interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Results of Operations for the Years ended December 31, 2015, 2014, and 2013

Revenues from research and development contracts and grants for the years ended December 31, 2015 and 2014, were $8.2 million and $3.1 million, respectively. The increase in revenue of $5.1 million, or 160%, reflects a $4.3 million increase in revenues from our federal contracts supporting the development of Tecovirimat and a $771,000 increase in grant revenues related to dengue fever. The increase in revenues related to the Tecovirimat program is primarily due to the commencement of an expanded human safety study in 2015, as well as the performance of multiple animal studies.

Revenues from research and development contracts and grants for the years ended December 31, 2014 and 2013, were $3.1 million and $5.5 million, respectively. The decrease in revenue of $2.4 million, or 43%, reflects a $0.6 million decrease in revenues from our federal contracts supporting the development of Tecovirimat and a $1.8 million decrease in grant revenues related to dengue fever and Lassa fever, of which $1.2 million relates to the Lassa fever program. In connection with the Optimization Program the Company entered into an asset purchase agreement in August 2014 to sell and transfer its pre-clinical Lassa fever assets to Kineta Four, LLC.

Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2015 and 2014 were $10.6 million and $12.6 million, respectively, reflecting a decrease of approximately $1.9 million, or 15.5%. The decrease is primarily related to a decrease of $888,000 in professional service fees in connection with business development and strategic initiatives; a $536,000 decrease in employee compensation expense primarily due to a decrease in stock-based compensation expense; a decrease of $254,000 in investor relation and other consulting services; and a $96,000 decrease in travel-related expense..

SG&A for the years ended December 31, 2014 and 2013 were $12.6 million and $13.1 million, respectively, reflecting a decrease of approximately $0.5 million or 4%. The net decrease primarily relates to: a decrease of $0.5 million in employee compensation which is mostly due to a reduction in accrued employee bonuses and a decrease of $0.7 million in professional service fees in connection with general corporate activities and litigation. The net decrease was partially offset by an increase of $0.7 million of professional services fees in connection with business development and strategic initiatives.

Research and development (“R&D”) expenses were $13.1 million for the year ended December 31, 2015, an increase of approximately $2.4 million, or 22.6% from the $10.7 million incurred during the year ended December 31, 2014. An increase of $3.5 million in direct vendor-related expenses supporting the development of Tecovirimat and the Company's pre-clinical programs, in combination with a $244,000 write-off of leasehold improvements, was partially offset by a $717,000 decrease in inventory write-downs; inventory adjustments were $60,000 for 2015 whereas there was a net $777,000 inventory write-down for 2014, and a $491,000 decrease in employee compensation mostly due to a decrease in stock-based compensation expense and lower bonus expense.

Research and development (“R&D”) expenses were $10.7 million for the year ended December 31, 2014, a decrease of approximately $3.1 million or 22% from the $13.8 million incurred during the year ended December 31, 2013. The decrease is primarily attributable to a decline of approximately $2.7 million in employee compensation, due to the Optimization Program, and a $0.7 million decrease in direct vendor-related expenses supporting the development of Tecovirimat and the Company's pre-clinical programs. The decreases in employee compensation and vendor expenses were partially offset by a net inventory write-off of $0.8 million.

Patent expenses for the years ended December 31, 2015, 2014 and 2013 were $1.0 million, $1.0 million and $1.4 million, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

For the year ended December 31, 2015, the Company recorded approximately $14.4 million of litigation loss accrual in connection with the PharmAthene litigation. The accrual primarily relates to post-judgment interest on the Delaware Court of Chancery Final Order and Judgment . See Note 13 to the financial statements for additional information.

During the year ended December 31, 2013 the Company incurred restructuring expenses of $513,000. In the fourth quarter of 2013, the Company began an Optimization Program to increase efficiencies within its operations. The program, which included a reduction in employee headcount, was intended to align the Company's resources, staff and efforts with the most promising growth opportunities. A substantial portion of the Optimization Program was implemented as of December 31, 2013.

Changes in the fair value of liability classified warrants to acquire common stock were recorded as gains or losses. For the years ended December 31, 2015 and 2014, we recorded a gain of $0 and $313,000, respectively, reflecting changes in fair market value of liability classified warrants outstanding during respective periods. The warrants and rights to purchase our common stock were recorded at fair market value and classified as liabilities. At December 31, 2015 and 2014, there were no liability classified warrants outstanding.

Interest expense for the year ended December 31, 2015 of $267,000 primarily reflects fees incurred in connection with the termination of the General Electric Corporation term loan in January 2015. Interest expense for the year ended December 31, 2014 was $456,000 consisting of interest on outstanding debt.

For the year ended December 31, 2015, the Company incurred approximately $7.8 million in reorganization expenses in connection with the chapter 11 filing. See Note 1 to the financial statements for additional information.

For the year ended December 31, 2015, we incurred a tax provision of $462,000 on pre-tax losses of $39.5 million.  Our effective tax rate for the year ended December 31, 2015 was (1.2)%. Our effective tax rate was impacted by recurring items such as current operating losses with no tax benefit, federal alternative minimum tax, state taxes, and the change in the valuation allowance for deferred tax liabilities associated with indefinite lived intangible assets. Such deferred tax liabilities generally cannot be used as a source of taxable income to realize deferred tax assets with a definitive loss carryforward period.

For the year ended 2014, we incurred a tax provision of $53.5 million on pre-tax net losses of $211.9 million. The tax provision primarily relates to the Company’s conclusion that it could no longer realize its deferred tax assets on a more likely than not basis because of the PharmAthene litigation, the chapter 11 filing and the substantial doubt about the Company's ability to continue as a going concern. The effective tax rate as of December 31, 2014 was 25.3%. Our effective tax rate was impacted by recurring items such as state and local taxes, valuation of deferred tax assets, non-deductible expenses and changes in tax laws

As of December 31, 2015 and 2014, we have a net deferred tax liability of $266,000 and $245,000, respectively as there is a full valuation allowance recorded against the net deferred tax assets. We do not amortize goodwill for book purposes but have amortized goodwill with tax basis for tax purposes. The deferred tax liability recorded at December 31, 2015 and 2014 relates to the tax effect of differences between the book and tax basis of goodwill that is not expected to reverse until some indefinite future period.

Liquidity and Capital Resources

As of December 31, 2015, we had $112.7 million in cash and cash equivalents compared with $99.7 million at December 31, 2014. Additionally, as of December 31, 2014, the Company had $4.0 million in restricted cash as collateral for obligation under the General Electric Corporation term loan (“GE term loan”). In January 2015, the Company paid the GE term loan in full and the cash restrictions were lifted.

There can be no assurance that cash on hand, cash generated from the BARDA contract and other operations, cash generated from asset sales or financings, and other available funds will be sufficient to satisfy the Delaware Court of Chancery Final Order and Judgment, which represents a liability of $205 million as of December 31, 2015. The Delaware Supreme Court Affirmation of the Outstanding Judgment, combined with the costs and uncertainty attendant to the administration and resolution of the Company's chapter 11 case, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Pursuant to the POR (if confirmed and implemented), the Company has a specified period of time to either pay the Outstanding Judgment in full or otherwise agree with PharmAthene as to how the Outstanding Judgment will be satisfied. If neither of these events occur, then under the POR the Company must deliver to PharmAthene new shares of stock representing 100% of the stock of the Company, with all existing shares being cancelled and the holders thereby receiving no consideration.

Plan of Reorganization

On December 15, 2015, the Company filed a Plan of Reorganization. Subsequent to the initial filing, amendments have been made to the Plan of Reorganization (as amended, the “POR”). Implementation of the POR is subject to confirmation thereof by the Bankruptcy Court in accordance with the provisions of the United States Bankruptcy Code and the occurrence of the effective date under the POR. The POR is supported by the UCC. There can be no assurance that the POR will be confirmed by the Bankruptcy Court. The POR, as more fully described below, addresses, among other things, how the Company will treat and satisfy its liabilities relating to the period prior to the commencement of its chapter 11 case, including all claims held by PharmAthene.

By order dated February 16, 2016, the Bankruptcy Court approved the Company’s Disclosure Statement for the POR (the “Disclosure Statement”), thereby enabling the Company to solicit acceptances or rejections of the POR from those creditors entitled to vote on the POR. The Bankruptcy Court has scheduled a hearing to consider confirmation of the POR for April 5, 2016.

The POR provides for, among other things:

•Prepetition unsecured claims (other than PharmAthene’s claim) will be paid in cash in full.

•Upon the effective date of the POR, ownership of existing shares of the Company’s common stock shall remain unaltered by the POR; however, existing shares will be subject to potential future cancellation (without receipt of any consideration) in the event that PharmAthene’s claim is satisfied through the issuance of newly issued shares of SIGA stock (option (ii) described below).

•Once the Delaware Supreme Court enters final judgment on the December 23 ruling (which is expected to occur on or about March 22, 2016), the Company will have 120 days (subject to a possible 90 day extension) to select one of the following options to treat PharmAthene’s claim under the POR: (i) payment in full in cash of the Company's obligation under the Delaware Court of Chancery Final Order and Judgment, which is estimated to be approximately $205 million as of December 31, 2015; (ii) delivery to PharmAthene of 100% of newly-issued stock of SIGA, with all existing shares of the Company’s common stock being cancelled with no distribution to existing shareholders on account thereof; or (iii) such other treatment as is mutually agreed upon by the Company and PharmAthene.

*The 120 day period can be extended for a maximum of 90 additional days in exchange for payment by the Company of $20 million to PharmAthene to be applied to payments to be made under option (i) set forth above (if selected), and otherwise nonrefundable.

*In addition, PharmAthene shall be paid $5 million on the effective date of the POR to be applied to payments to be made under option (i) set forth above (if selected), and otherwise nonrefundable.

•The POR requires the Company to comply with certain affirmative and negative covenants from the date the POR becomes effective until the covenants are terminated as provided under the POR, and if the Company breaches any covenant, PharmAthene is entitled to exercise certain remedies provided in the POR.

Change in Provisional Dosage of Tecovirimat

On December 24, 2014, the Company announced that based on discussions with representatives of the FDA and BARDA, product deliveries of Tecovirimat subsequent to December 31, 2014 are expected to be at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once per day. The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of Tecovirimat. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company currently expects to supplement previously delivered courses of Tecovirimat, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company and BARDA have agreed to an amendment of (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification was approved by the Bankruptcy Court in April 2015. The Company expects to incur significant incremental costs with the production of additional dosage of Tecovirimat. The provisional dosage for Tecovirimat may be subject to additional changes in the future based on FDA guidance.

Prior Year Activity
In December 2012, we entered into a loan agreement with a lender to provide the Company a term loan of $5.0 million and a revolving line of credit of $7.0 million. Borrowings under the revolving line of credit were based on eligible outstanding accounts receivable The term of the loan had a term of three years. As of December 31, 2014, approximately $2.0 million of the term loan was outstanding and no amounts were outstanding against the revolving line of credit. In connection with the chapter 11 case, the revolving line of credit was terminated and the term loan was considered fully secured and was not reported as liabilities subject to compromise. The Company had set aside, in a separate account, $4.0 million as collateral for obligations under the loan agreement. In January 2015, the Company paid the term loan in full.

Operating Activities
Net cash provided by operations for the year ended December 31, 2015, 2014, and 2013 was $11.1 million, $14.2 million, and $58.4 million, respectively. In 2015, the Company received approximately $50.9 million from BARDA for the product delivery of Tecovirimat. Cash usage is related to recurring operating costs and is elevated in comparison to the prior year primarily due to costs attendant to the administration of the Company's chapter 11 case and expenses related to the PharmAthene litigation. Additionally, $14.0 million of payments were made to contract manufacturing organizations ("CMOs") for the manufacturing and related support of Tecovirimat.

In 2014, the Company received approximately $43.8 million from BARDA, partially offset by $7.8 million of cash payments to CMOs for the manufacture and related support of Tecovirimat.

On December 31, 2015 and 2014, our accounts receivable balance was approximately $3.7 million and $500,000, respectively. Our account receivable balances primarily reflect work performed during December 31, 2015 and 2014 in connection with Tecovirimat and dengue fever antiviral development contracts. This increase is primarily attributed to increased development activity in 2015 related to Tecovirimat.

Our accounts payable, accrued expenses and other current liabilities balance were $7.3 million and $5.5 million on December 31, 2015 and 2014, respectively. These liabilities increased mainly due to accruals for certain employee bonuses and professional services fees which have not been authorized for payment by the Bankruptcy Court. As of December 31, 2015, approximately $1.6 million of accounts payable, accrued expenses and other current liabilities were subject to compromise.

Investing Activities
Net cash provided by investing activities for the year ended December 31, 2015 was $3.9 million and net cash used in investing activities for the year ended December 31, 2014 was $3.5 million. During the third quarter of 2014, the Company set aside, in a separate account, $4 million as collateral for obligations under the GE term loan and classified this amount as restricted cash. During the first quarter of 2015, the Company paid the GE term loan in full, the collateral on the $4 million restricted cash was lifted and the restricted cash was reclassed to cash and cash equivalent. During the second quarter of 2014, certain laboratory equipment was sold for a gross proceeds of $569,607. Capital expenditures for the years ended December 31, 2015 and 2014 were $108,953 and $28,046, respectively, reflecting purchases of fixed assets in the ordinary course of business.
Financing Activities
Net cash used by financing activities for the year ended December 31, 2015 and 2014 was $2 million and $2.3 million, respectively. During the first quarter of 2015, the Company repaid the GE term loan in full. During 2014, the Company repaid $2 million of the GE term loan in accordance with the loan repayment schedule and repurchased $415,938 of common stock to meet minimum statutory tax withholding requirements. The cash outlay was offset by proceeds of $102,035 from exercises of options and warrants to purchase common stock.

Contractual Obligations, Commercial Commitments and Purchase Obligations

Future contractual obligations and commercial commitments as of December 31, 2015 are expected to be as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating lease obligations (1)	4,473,137	1,232,952	1,971,745	1,268,440
Purchase obligations (2)	34,767,528	32,237,316	2,170,432	359,780
Total contractual obligations	$39,240,665	$33,470,268	$4,142,177	$1,628,220

Additionally, the Company also has a litigation obligation of approximately $205 million recorded on its balance sheet.

(1)
Includes facilities and office space under two operating leases expiring in 2017 and 2020, respectively. These obligations assume non-termination of agreements and represent expected payments, which are subject to change.

(2)	Includes purchase orders for manufacturing and R&D activities.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income(loss), of changes in stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has a net capital deficiency and is currently operating under chapter 11 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 4, 2016

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

As of

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$112,711,028	$99,713,929
Restricted cash	—	4,000,000
Accounts receivable	3,676,730	491,632
Inventory	12,447,088	19,044,477
Prepaid expenses and other current assets	623,983	898,705
Total current assets	129,458,829	124,148,743

Property, plant and equipment, net	449,825	831,936
Deferred costs	52,936,428	32,860,874
Goodwill	898,334	898,334
Other assets	1,989,520	1,989,520
Total assets	$185,732,936	$160,729,407
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,944,476	$3,384,310
Accrued expenses and other current liabilities	3,388,608	2,085,995
Current portion of long term debt	—	1,989,948
Total current liabilities	7,333,084	7,460,253
Deferred revenue	255,258,371	81,799
Deferred income tax liability, net	265,643	244,540
Other liabilities	332,218	405,325
Liabilities subject to compromise	206,972,170	399,039,967
Total liabilities	470,161,486	407,231,884
Commitments and Contingencies (Note 13)
Stockholders’ equity (Deficit)
Common stock ($.0001 par value, 100,000,000 shares authorized, 54,114,296 and 53,504,296 issued and outstanding at December 31, 2015, and December 31, 2014, respectively)	5,411	5,351
Additional paid-in capital	177,008,371	175,483,180
Accumulated deficit	(461,442,332)	(421,991,008)
Total stockholders’ equity (deficit)	(284,428,550)	(246,502,477)
Total liabilities and stockholders’ equity (deficit)	$185,732,936	$160,729,407

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

For the Years Ended December 31

	2015	2014	2013
Revenues
Research and development	$8,175,878	$3,139,835	$5,519,300

Operating expenses
Selling, general and administrative	10,582,068	12,646,653	13,119,029
Research and development	13,130,529	10,707,354	13,785,083
Patent preparation fees	1,009,053	987,777	1,421,218
Litigation accrual expense	14,407,494	188,465,065	197,207
Restructuring charges	—	—	512,944
Total operating expenses	39,129,144	212,806,849	29,035,481
Operating loss	(30,953,266)	(209,667,014)	(23,516,181)
Decrease (increase) in fair value of common stock warrants	—	313,425	(73,756)
Interest expense	(266,726)	(455,810)	(1,207,332)
Other income, net	42,202	1,065	1,497
Reorganization items, net	(7,811,551)	(2,126,536)	—
Loss before income taxes	(38,989,341)	(211,934,870)	(24,795,772)
Benefit from (provision for) income taxes	(461,983)	(53,528,268)	7,618,439
Net and comprehensive income (loss)	$(39,451,324)	$(265,463,138)	$(17,177,333)
Basic earnings (loss) per share	$(0.73)	$(4.97)	$(0.33)
Diluted earnings (loss) per share	$(0.73)	$(4.97)	$(0.33)
Weighted average shares outstanding: basic	53,777,687	53,419,686	52,368,842
Weighted average shares outstanding: diluted	53,777,687	53,419,686	52,368,842

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2015, 2014 and 2013

					Accumulated
			Additional		Other	Total
	Common Stock		Paid - In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2012	51,642,520	5,164	167,588,375	(139,350,537)	—	28,243,002
Net loss				(17,177,333)		(17,177,333)
Issuance of common stock upon exercise of stock options and warrants	1,508,148	150	2,868,237			2,868,387
Stock-based compensation			2,172,597			2,172,597
Payment of common stock tendered for employee stock-based compensation tax obligations	(41,824)	(4)	(178,948)			(178,952)
Warrants issued in exchange for services recorded as other assets			272,729			272,729
Fair value of exercised common stock warrants			751,370			751,370
Change in excess tax benefit from stock-based compensation			23,668			23,668
Balances, December 31, 2013	53,108,844	$5,310	$173,498,028	$(156,527,870)	$—	$16,975,468
Net loss				(265,463,138)		(265,463,138)
Issuance of common stock upon exercise of stock options	521,327	54	101,981			102,035
Stock-based compensation			2,299,098			2,299,098
Payment of common stock tendered for employee stock-based compensation tax obligations	(125,875)	(13)	(415,927)			(415,940)
Balances, December 31, 2014	53,504,296	$5,351	$175,483,180	$(421,991,008)	$—	$(246,502,477)
Net loss				(39,451,324)		(39,451,324)
Issuance of common stock upon exercise of stock options	610,000	60	12,140			12,200
Stock-based compensation			1,528,582			1,528,582
Change in excess tax benefit from stock-based compensation			(15,531)			(15,531)
Balances, December 31, 2015	54,114,296	$5,411	$177,008,371	$(461,442,332)	$—	$(284,428,550)

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(39,451,324)	$(265,463,138)	$(17,177,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	247,357	351,561	463,137
Increase (decrease) in fair value of warrants	—	(313,425)	73,756
Stock-based compensation	1,574,038	2,435,462	2,263,506
Gain on sale of assets	—	(345,658)	—
Loss on disposal of assets	243,707	—	—
Non-cash interest expense	10,052	31,175	48,774
Changes in assets and liabilities:
Accounts receivable	(3,185,098)	490,391	3,759,484
Inventory	6,597,389	1,470,872	(2,873,427)
Deferred costs	(20,075,554)	(10,277,672)	(19,741,668)
Prepaid expenses and other current assets	229,266	(236,134)	188,101
Other assets	—	43,186	147,621
Deferred income taxes, net	21,103	53,569,071	(9,599,927)
Accounts payable, accrued expenses and other current liabilities	1,862,779	(4,436,468)	(4,566,993)
Liabilities subject to compromise	(192,067,797)	399,039,967	—
Deferred revenue	255,176,572	(162,140,390)	105,170,169
Other liabilities	(73,107)	(42,280)	281,302
Net cash provided by operating activities	11,109,383	14,176,520	58,436,502
Cash flows from investing activities:
Capital expenditures	(108,953)	(28,046)	(857,341)
Proceeds from sale of assets	—	569,607	—
Restricted cash	4,000,000	(4,000,000)	—
Net cash provided by (used in) investing activities	3,891,047	(3,458,439)	(857,341)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	12,200	102,035	2,868,387
Payment of common stock tendered for employee tax obligations	—	(415,940)	(178,952)
Proceeds from the issuance of long-term debt	—	—	7,000,000
Repayment of long-term debt	(2,000,000)	(2,000,001)	(8,000,000)
Change in excess tax benefit from stock-based compensation	(15,531)	—	23,668
Net cash provided by (used in) financing activities	(2,003,331)	(2,313,906)	1,713,103
Net increase (decrease) in cash and cash equivalents	12,997,099	8,404,175	59,292,264
Cash and cash equivalents at beginning of period	99,713,929	91,309,754	32,017,490
Cash and cash equivalents at end of period	$112,711,028	$99,713,929	$91,309,754

Supplemental disclosure of non-cash financing activities:
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$—	$—	$751,370

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

The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the financial statements) and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (“PharmAthene”) (see below "PharmAthene Litigation"). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment (as defined below), without having to post a bond. On December 23, 2015, the Delaware Supreme Court affirmed the Delaware Court of Chancery Final Order and Judgment.

On December 15, 2015, the Company filed a Plan of Reorganization. Subsequent to the initial filing, amendments have been made to the Plan of Reorganization (as amended (the “POR”). The POR is supported by the official committee of unsecured creditors appointed in the Company's chapter 11 case. Please see the section titled Plan of Reorganization for details regarding the POR. The implementation of the POR is subject to confirmation thereof by the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code and the occurrence of the effective date under the POR.

PharmAthene Litigation
On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to Tecovirimat, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court and, on January 30, 2015, PharmAthene filed a notice of cross appeal. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc. On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”). As of December 31, 2015, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment interest, is estimated to be $205 million. The Company's pending chapter 11 case prevents PharmAthene from taking any enforcement action with respect to the Outstanding Judgment.

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

In October 2014, the U.S. Trustee for the Southern District of New York (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “UCC”). The UCC has a right to be heard on any issue in the Company’s chapter 11 case. There can be no assurance that the UCC will support the Company’s positions on matters to be presented to the Bankruptcy Court.

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

Pursuant to an order of the Bankruptcy Court, dated October 28, 2014, the Company was authorized to pay pre-petition obligations to certain service providers that are fully reimbursable by the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to the BARDA Contract (as defined in Note 4). Pursuant to an order of the Bankruptcy Court, dated January 14, 2015, the Company was authorized to satisfy a fully-secured term loan provided by General Electric Capital Corporation in the approximate amount of $1.8 million. Such amount, and related fees, was paid by the Company on January 16, 2015 and all liens securing the credit facility were released.

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

Plan of Reorganization
On December 15, 2015, the Company filed a Plan of Reorganization. Subsequent to the initial filing, amendments have been made to the Plan of Reorganization (as amended the "POR"). Implementation of the POR is subject to confirmation thereof by the Bankruptcy Court in accordance with the provisions of the United States Bankruptcy Code and the occurrence of the effective date under the POR. The POR is supported by the UCC. There can be no assurance that the POR will be confirmed by the Bankruptcy Court. The POR, as more fully described below, addresses, among other things, how the Company will treat and satisfy its liabilities relating to the period prior to the commencement of its chapter 11 case, including all claims held by PharmAthene.

By the order dated February 16, 2016, the Bankruptcy Court approved the Company’s Disclosure Statement for the POR (the “Disclosure Statement”), thereby enabling the Company to solicit acceptances or rejections of the POR from those creditors entitled to vote on the POR. The Bankruptcy Court has scheduled a hearing to consider confirmation of the POR for April 5, 2016.

The POR provides for, among other things:

•Prepetition unsecured claims (other than PharmAthene’s claim) will be paid in cash in full.

•Upon the effective date of the POR, ownership of existing shares of the Company’s common stock shall remain unaltered by the POR; however, existing shares will be subject to potential future cancellation (without receipt of any consideration) in the event that PharmAthene’s claim is satisfied through the issuance of newly issued shares of SIGA stock (option (ii) described below).

•Once the Delaware Supreme Court enters final judgment on the December 23 ruling (which is expected to occur on or about March 22, 2016), the Company will have 120 days (subject to a possible 90 day extension) to select one of the following options to satisfy PharmAthene’s claim under the POR: (i) payment in full in cash of the Company's obligation under the Delaware Court of Chancery Final Order and Judgment, which is estimated to be approximately $205 million as of December 31, 2015; (ii) delivery to PharmAthene of 100% of newly-issued stock of SIGA, with all existing shares of the Company’s common stock being cancelled with no distribution to existing shareholders on account thereof; or (iii) such other treatment as is mutually agreed upon by the Company and PharmAthene.

*The 120 day period can be extended for a maximum of 90 additional days in exchange for payment by the Company of $20 million to PharmAthene to be applied to payments to be made under option (i) set forth above (if selected), and otherwise nonrefundable.

*In addition, PharmAthene shall be paid $5 million on the effective date of the POR to be applied to payments to be made under option (i) set forth above (if selected), and otherwise nonrefundable.

•The POR requires the Company to comply with certain affirmative and negative covenants from the date the POR becomes effective until the covenants are terminated as provided under the POR, and if the Company breaches any covenant, PharmAthene is entitled to exercise certain remedies provided in the POR.

Pre-Petition Claims
As a result of the chapter 11 filing, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, under the Bankruptcy Code, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Company authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. Among other things, the Bankruptcy Court authorized the Company to pay certain pre-petition claims relating to employees, critical vendors, a fully-secured pre-petition term loan, and services for which the Company receives reimbursement from the government.

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

As of February 15, 2016 approximately 126 proofs of claim were outstanding (including claims that were previously identified on the Schedules), a portion of which assert, in part or in whole, unliquidated claims. Prior to the Bar Date, PharmAthene asserted a claim in the amount of $194,649,042, which reflects pre-judgment interest up to January 15, 2015 on the Delaware Court of Chancery Final Order and Judgment. It is estimated that, as of December 31, 2015, the accrued obligation to PharmAthene under the Delaware Court of Chancery Final Order and Judgment, including post-judgment interest, is $205 million. Excluding the PharmAthene claim, all other liquidated proofs of claim amount to $3,037,125.

Separately, a contingent and unliquidated claim was filed by BARDA prior to the Bar Date in the amount of $109,339,609 in connection with amounts BARDA identified as subject to repayment in the event that the Company fails to perform under the terms of the BARDA Contract. As a result of the assumption of the BARDA Contract, as described above, BARDA withdrew the claim on August 4, 2015.

Certain proof of claims that have been filed relate to amounts which have been paid by the Company as of December 31, 2015.

The Company will ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated, have already been paid, or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities Subject to Compromise. The resolution of such claims could result in material adjustments to the Company’s financial statements. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court confirms a plan of reorganization and such plan becomes effective. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

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

Other Matters Related to the Chapter 11 Case
By motion filed with the Bankruptcy Court on April 8, 2015 (the “UCC 2004 Motion”), the UCC sought authority to take discovery under Federal Rule of Bankruptcy Procedure 2004 (“Rule 2004”) with respect to certain discrete matters. Rule 2004 permits a creditors’ committee appointed in a chapter 11 case or other party in interest, subject to Bankruptcy Court approval, to conduct broad discovery relating to the acts, conduct, property and liabilities of a debtor or with respect to any matter that may affect the administration of the debtor’s bankruptcy case. The UCC 2004 Motion was filed for the purpose of determining whether the Company's estate has claims against certain officers and directors in connection with the matters sought to be investigated pursuant to the UCC 2004 Motion.
Pursuant to an order of the Bankruptcy Court, dated June 16, 2015 (the “2004 Order”), the UCC 2004 Motion was granted, in part, with regard to certain discovery requests specifically listed in the UCC 2004 Motion.
By a motion filed with the Bankruptcy Court on September 1, 2015, the UCC sought further discovery under Rule 2004 from PharmAthene and certain third parties with respect to one of the matters set forth in the UCC 2004 Motion. By order of the Bankruptcy Court dated October 2, 2015, the terms of which were agreed to by the Company and the UCC, the UCC was authorized to obtain certain additional discovery from PharmAthene related to the PharmAthene litigation.
As of the date hereof, the Company, pursuant to the 2004 Order, has provided to the attorneys for the UCC the discovery already produced by the Company to PharmAthene in the PharmAthene litigation. No document requests or deposition subpoenas have been served by the UCC on the Company.

The POR provides that, subject to confirmation and upon the effective date of the POR, all claims sought to be investigated by the UCC in connection with the UCC 2004 Motion will be released.

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

Certain prior period amounts have been reclassified to the current period presentation, primarily related to human resources and recruiting activities from research and development to selling, general and administrative.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern will be impacted by the Delaware Supreme Court Affirmation, as well as the resolution of the Company's chapter 11 case. As of December 31, 2015, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment interest, is estimated to be $205 million (see above, for the Company's "Plan of Reorganization" for additional information). In addition, as of December 31, 2015, the Company has a net capital deficiency of $284 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the realization of assets and the satisfaction of liabilities are subject to uncertainties. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Use of Estimates
The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The most significant estimates include the variables used in the calculation of fair value of stock-based awards including options and warrants granted or issued by the Company; reported amounts of revenue; calculation of contingencies including estimating litigation accrual; and the realization of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2015 and 2014, 100% of accounts receivables represented receivables from National Institutes of Health (“NIH”) and Biomedical Advanced Research and Development Authority (“BARDA”). An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2015 and 2014, the Company had no allowance for doubtful accounts.

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

Liabilities Subject to Compromise
Liabilities subject to compromise is the Company's estimate of known or potential pre-petition claims to be resolved in connection with its chapter 11 case. Such claims remain subject to future adjustments. Payment terms for liabilities subject to compromise are established as part of the Plan or Reorganization filed on December 15, 2015, as amended.

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

For the years ended December 31, 2015, 2014, and 2013, revenues from NIH and BARDA were 100% of total revenues recognized by the Company.

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

Reorganization Items
Costs directly attributable to the chapter 11 case and the implementation of the plan of reorganization are expensed as incurred as reorganization items.

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

The Company incurred losses for the years ended December 31, 2015, 2014 and 2013. For all periods presented, all equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Year Ended December 31,
	2015	2014	2013
Stock Options	2,047,083	2,179,643	2,725,632
Stock-Settled Stock Appreciation Rights	368,331	388,325	439,056
Restricted Stock Units	700,265	1,206,534	981,645
Warrants	82,192	772,903	1,802,820

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

As of December 31, 2014, the Company had $2.0 million outstanding, from a loan entered into on December 31, 2012 (see Note 7). The fair value of the loan, which is measured using Level 2 inputs, approximated book value at December 31, 2014.

For the years ended December 31, 2015 and 2014, SIGA did not hold any Level 3 securities.

There were no transfers between levels of the fair value hierarchy during 2015.

Legal Contingencies
The Company is subject to certain contingencies arising in the ordinary course of business. The Company has been involved in litigation with PharmAthene, Inc. (see Note 13 ). The Company records accruals for these contingencies to the extent that a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. Alternatively, when no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. The Company expenses legal costs associated with loss contingencies as incurred. We record anticipated recoveries under existing insurance contracts when recovery is assured.

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

Recent Accounting Pronouncements
On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. Current GAAP requires the deferred taxes to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted, including for December 31, 2015. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The Company early adopted this guidance retrospectively as of December 31, 2015. The impact of adoption of the guidance on the Company's consolidated financial statements as of December 31, 2014 was a $5.7 million reclassification of current deferred tax assets to noncurrent deferred tax liabilities.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The ASU only addresses the measurement of the inventory if its value declines or is impaired. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This necessitated obtaining three data points to determine market value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for annual periods beginning after December 15, 2016. Adoption of the ASU by the Company will not have an impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for the first interim periods beginning after December 15, 2016. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

3. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with BARDA (the “BARDA Contract”) pursuant to which SIGA agreed to deliver two million courses of Tecovirimat to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The BARDA Contract is worth approximately $466 million, including $409.8 million for manufacture and delivery of 1.7 million courses of Tecovirimat and $56 million of potential reimbursements related to development and supportive activities (the “Base Contract”). In addition to the Base Contract, the BARDA Contract also separately contains $122.7 million of options that, if exercised by BARDA: would result in a $50 million payment to the Company in the event of FDA approval for extension to 84-month expiry for Tecovirimat (from 38 month expiry as required in the Base Contract); would fund up to $58.3 million of development and supportive activities such as work on a smallpox prophylaxis indication for Tecovirimat; and/or would fund $14.4 million of production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may not exercise additional options in the future. Options are exercisable by BARDA at its sole discretion. BARDA has indicated that it will evaluate, after the FDA’s review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50 million payment to the Company in the event of FDA approval of 84-month expiry for Tecovirimat.

The BARDA Contract expires in September 2020.

Under the Base Contract with BARDA, BARDA has agreed to buy from SIGA 1.7 million courses of Tecovirimat. Additionally, SIGA expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

As of December 31, 2015, the Company has received $249.2 million under the Base Contract related to the manufacture and physical delivery of courses of Tecovirimat. Included in this amount are: a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract; a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for Tecovirimat; an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for Tecovirimat; and $187.7 million of payments following physical deliveries of 1.4 million courses of Tecovirimat to the Strategic Stockpile beginning in 2013 (an additional 259,200 courses were delivered at no cost to BARDA). Product deliveries of 1.3 million of those courses in 2013 and 2014 (including courses delivered at no cost to BARDA) were at a provisional dosage of 600 mg administered once daily. Product deliveries of 383,754 courses in 2015 were at a provisional dosage of 600 mg administered twice per day (1,200 mg per day).

Payments following physical delivery of courses were $50.8 million and $40.7 million in 2015 and 2014, respectively. Reimbursement payments related to research and development services and supportive activities were $3.9 million and $3.1 million in 2015 and 2014, respectively. Since inception of the BARDA Contract, reimbursements (including amounts invoiced) are cumulatively $15.3 million.

Product deliveries of Tecovirimat in 2015, and in the future, are expected to be at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of Tecovirimat. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company currently expects to supplement previously delivered courses of Tecovirimat, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company and BARDA have agreed to an amendment (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification was approved by the Bankruptcy Court in April 2015.

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

As of December 31, 2015 and 2014, deferred direct costs under the BARDA Contract of approximately $52.5 million and $32.9 million, respectively, are included in deferred costs on the consolidated balance sheets. As of December 31, 2015, the Company recorded $255.3 million of deferred revenue. Deferred revenue has been recorded for the delivery, and invoicing, of approximately 1.4 million courses of Tecovirimat to the Strategic Stockpile and certain research and development services provided as part of the BARDA Contract. For the year ended December 31, 2015, revenue from reimbursed research and development was $6.2 million.

Research Agreements
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $7.2 million. We may not utilize all available funds under the grant covering the pre-clinical drug candidate.
The funded amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and contract grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

4. Liabilities Subject to Compromise

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed in the Company’s chapter 11 case, even if they may be settled for lesser amounts. The amounts classified as Liabilities Subject to Compromise as of December 31, 2015 may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the value of any collateral securing such claims, or other events. The Company cannot reasonably estimate the value of the claims that ultimately will be allowed in its chapter 11 case until the Company completes its evaluation, investigation and reconciliation of all filed claims has been completed.

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

As of December 31, 2015 and 2014, Liabilities Subject to Compromise consisted of the following:

	December 31, 2015	December 31, 2014
Deferred revenue	—	203,696,194
Accounts payable - pre-petition	834,219	3,502,607
Accrual- PharmAthene Litigation	205,400,068	191,046,416	(1)
Other accrued expenses - pre-petition	737,883	794,750
Total	206,972,170	399,039,967
(1) Includes a $3.2 million accrual at December 31, 2015 and 2014, respectively for reimbursement of PharmAthene attorney's fees and expert fees, against which there is a $2.7 million surety bond that has cash collaterization of $1.3 million.

Reorganization Items, net:

As of December 31, 2015 and 2014, reorganization items consisted of the following:

	December 31, 2015	December 31, 2014
Legal fees	$5,719,052	$1,806,701
Professional fees	2,027,827	225,360
Trustee fees	59,000	17,875
Other	5,672	76,600
Total	$7,811,551	$2,126,536

The cash payments for the reorganization items for the years-ended December 31, 2015 and 2014 were $6.7 million and $1.5 million, respectively.

5. Stockholders’ Equity

On December 31, 2015, the Company’s authorized share capital consisted of 110,000,000 shares, of which 100,000,000 are designated common shares and 10,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2015 and 2014, no preferred shares were outstanding or issued.

For the year ended December 31, 2014 and 2013, the Company recorded a gain of $313,425 and loss of $73,756, respectively. The gains/(losses) are the result of net decrease and (increase), respectively in fair value of Commitment Warrants (as discussed below) during the respective periods.

On June 19, 2008, SIGA entered into a letter agreement (as amended, the “Letter Agreement”) that expired on June 19, 2010, with MacAndrews & Forbes LLC (“M&F”), a related party, for M&F’s commitment to invest, at SIGA’s discretion or at M&F’s option, up to $8 million in exchange for (i) SIGA common stock and (ii) warrants to purchase 40% of the number of SIGA shares acquired by M&F. In consideration for the commitment of M&F reflected in the Letter Agreement, on June 19, 2008, M&F received warrants to purchase 238,000 shares of SIGA common stock, initially exercisable at $3.06 (the “Commitment Warrants”). The Commitment Warrants were exercisable until June 19, 2012. On June 19, 2012, the Commitment Warrants were amended to extend expiration to June 19, 2014. Due to certain anti-dilution provisions, the Commitment Warrants were recorded as a liability, and consequently the “mark-to-market” adjustment to the fair value from the extended term was accounted immediately upon modification. On June 19, 2014, the Commitment Warrants expired. During 2014, the Company recognized a mark-to-market gain of $129,398.

On June 18, 2010, M&F notified SIGA of its intention to exercise its right to invest $5.5 million, the remaining amount available under the Letter Agreement following earlier investments and entered into a Deferred Closing and Registration Rights Agreement dated as of June 18, 2010 with the Company. On July 26, 2010, upon satisfaction of certain customary closing conditions, including the expiration of the applicable waiting period pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, M&F funded the $5.5 million purchase price to SIGA in exchange for the issuance of (i) 1,797,386 shares of common stock and (ii) warrants to purchase 718,954 shares of SIGA common stock at an exercise price of $3.519 per share; the warrants are exercisable for a term of four years from issuance. On July 26, 2014, the warrants expired. During 2014, the Company recognized a mark-to-market gain of $184,027.

On April 30, 2013, SIGA entered into a Services Agreement with M&F, a related party, for certain professional and administrative services. The Services Agreement has a term of three years. As consideration for the Services Agreement, SIGA issued warrants to M&F to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The warrants are fully vested, immediately exercisable and remain exercisable for two years from issuance date. On April 30, 2015, the warrants expired. The grant-date fair value, determined using the Black-Scholes model as previously described, is recorded as an asset with a corresponding increase to equity. The asset is amortized over the contractual term of the warrant. For the years ended December 31, 2015 and 2014, the Company recorded an expense of $45,456 and $136,364, respectively.

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

6. Stock Compensation Plans

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) was initially adopted in May 2010. The 2010 Plan provided for the issuance of stock options, restricted stock and unrestricted stock with respect to an aggregate of 2,000,000 shares of the Company’s Common Stock to employees, consultants and outside directors of the Company. On May 17, 2011, the 2010 Plan was amended to provide for the issuance of restricted stock units (“RSUs”) and on February 2, 2012, the 2010 Plan was amended to provide for the issuance of SARs. Effective April 25, 2012, the 2010 Plan was amended to increase the maximum number of shares of Common Stock available for issuance to an aggregate of 4,500,000 shares. The vesting period for awards granted under the 2010 Plan, is determined by the Compensation Committee of the Board of Directors. The Compensation Committee also determines the expiration date of each equity award, however, stock options and SARs may not be exercisable more than ten years after the date of grant as the maximum term of equity awards issued under the 2010 Plan is ten years.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation expense, including stock options, SARs, RSUs and certain warrant amortization, of approximately $1.6 million, $2.4 million and $2.3 million, respectively.

Stock Options
Stock option awards provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

There were no stock options granted during years-ended 2015 and 2014.

The fair value of options granted prior to December 31, 2014 were estimated at the date of grant. Expected volatility has been estimated using a combination of the Company’s historical volatility and the historical volatility of a group of comparable companies, both using historical periods equivalent to the options’ expected lives. The expected dividend yield assumption is based on the Company’s intent not to issue a dividend in the foreseeable future. The risk-free interest rate assumption is based upon observed interest rates for securities with maturities approximating the options’ expected lives. The expected life was estimated based on historical experience and expectation of employee exercise behavior in the future giving consideration to the contractual terms of the award.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	2,115,566	$4.90
Granted	—	—
Exercised	(10,000)	1.22
Canceled/Expired	(180,599)	9.28
Outstanding at December 31, 2015	1,924,967	$4.51	3.03	$—
Vested and expected to vest at December 31, 2015	1,914,633	$4.51	3.04	$—
Exercisable at December 31, 2015	1,724,967	$4.71	3.13	$—

As of December 31, 2015, $13,000 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 1.5 years. The total fair value of vested stock options was $0, $144,000and $579,432 for the years ended December 31, 2015, 2014 and 2013, respectively.
The total intrinsic value of stock options exercised was $5,900, $19,000 and $959,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

The weighted average fair value at the date of grant for stock options granted during the year ended December 31, 2013 was $2.34.

As of December 31, 2015 and 2014, 500,000 of the Company’s outstanding options, respectively, were subject to specific performance conditions consisting of minimum cash receipts thresholds and regulatory approval of our lead drug candidate. During the year ended December 31, 2014, the performance conditions relating to minimum cash receipts were achieved making 300,000 of the aforementioned options exercisable. The remaining 200,000 options with performance conditions relating to regulatory approval have not been achieved, thus these options are not exercisable at December 31, 2015.

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

There were no SSARs granted during the years ended 2015 and 2014. During the year ended December 31, 2012, the Company granted 1.4 million shares of SSARs at a weighted average grant-date fair value of $0.68 per share. The exercise price of a SSAR is equal to the closing market price on the date of grant. The granted SSARs vest in equal annual installments over a period of three years and expire no later than seven years from the date of grant. Moreover, the appreciation of each SSAR was capped at a determined maximum value. At December 31, 2015 and 2014, due to the cap on value the maximum number of shares that could be issued in the future was 365,689 and 372,000, respectively.

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

A summary of the Company’s SSAR activity is as follows:

	Number of SSARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	1,226,524	$3.53
Granted	—	—
Exercised	—	—
Canceled/Expired	(17,250)	3.53
Outstanding at December 31, 2015	1,209,274	$3.53	3.09	$—
Vested and expected to vest at December 31, 2015	1,209,274	$3.53	3.09	$—
Exercisable at December 31, 2015	1,209,274	$3.53	3.09	$—

The total fair value of vested SSARs was $0, $267,000 and $317,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of SSARs exercised was $0, $0 and $4,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of a SSAR.

Restricted Stock Awards/Restricted Stock Units
RSUs awarded to employees vest in equal annual installments over a three-year period and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2015	1,161,672	$3.07
Granted	120,000	2.00
Vested	(600,000)	2.98
Canceled/Expired	(20,001)	3.17
Outstanding at December 31, 2015	661,671	$2.96

As of December 31, 2015, $0.7 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 0.57 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2015, 2014 and 2013 was $2.00, $3.23 and $2.98 per share, respectively. Based on the grant date, the total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2015, 2014 and 2013 was $1.8 million, $1.5 million and $0.7 million.

7. Debt

In December 2012, the Company entered into a loan agreement (“Loan Agreement”) with General Electric Capital Corporation (“GE Capital”) to provide the Company a term loan of $5.0 million with a fixed interest rate of 9.85% per annum and a revolving line of credit of $7.0 million with a variable interest rate. At December 31, 2014, the Company had approximately $2.0 million of term loan outstanding. The term of the loan was three years.

On September 17, 2014, the Bankruptcy Court approved on an interim basis a Stipulation and Order between the Company and GE Capital, in its capacity as Agent for the lenders under the Loan Agreement, in connection with the chapter 11 case. The Loan Agreement, consisting of a term loan and revolving line of credit, was a fully secured loan facility.

The Stipulation and Order was approved by the Bankruptcy Court on a final basis on October 28, 2014. The Company set aside, in a separate account, $4.0 million as collateral for obligations under the Loan Agreement and classified this amount as restricted cash on its balance sheet. The GE loan was considered fully secured and was not reported as liabilities subject to compromise.

In January 2015, the Company paid the term loan in full including related fees. The Loan Agreement was terminated with the full payment of the term loan and all collateral was released.

8. Related Party Transactions

In October 2012, the Company funded a letter of credit and deposit to take advantage of a lease for office space secured by an affiliate of M&F from a third party landlord on behalf of the Company. Pursuant to such letter of credit, in January 2013 the Company entered into a sublease in which the Company will pay all costs associated with the lease, including rent. All payments made by the Company pursuant to the sublease will either be directly or indirectly made to the third-party landlord and not retained by M&F or any affiliate. The new sublease replaced a prior Office Services Agreement, and occupancy commenced on April 1, 2013. The sublease allowed for a free rent period of five months beginning April 1, 2013; subsequent to the free rent period, monthly rent payments are $60,000 for the first five years and $63,000 for the next two years. Upon expiration on September 1, 2020, the sublease and lease provides for two consecutive five year renewal options.

The Company has a Services Agreement with M&F and a warrant agreement with M&F (see Note 5).

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2015, 2014 and 2013, the Company incurred costs of $602,000, $822,000 and $1.8 million, respectively, related to services provided by the outside counsel. On December 31, 2015, the Company’s outstanding payables included $190,211 payable to the outside counsel.

An affiliate of M&F provided the Company with research services for a pre-clinical drug candidate. During 2015, the Company incurred costs of $26,000 related to services provided by the affiliate of M&F.

9. Inventory

During the year ended December 31, 2015, the Company delivered approximately 383,754 courses, at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). Due to the deferral of revenue under the BARDA Contract (see Note 3), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs in the balance sheet. The value of inventory represents the costs incurred to manufacture Tecovirimat under the BARDA Contract. Additional costs incurred to complete production of courses of Tecovirimat will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at December 31, 2015 and 2014:

	2015	2014
Work in-process	$12,447,088	$16,688,682
Finished goods	—	2,355,795
Inventory	$12,447,088	$19,044,477

For the years ended December 31, 2015 and 2014, research and development expense included inventory write-downs of approximately $60,000 and $1.0 million, respectively.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2015 and 2014:

	2015	2014
Leasehold improvements	$2,542,044	$3,170,598
Computer equipment	754,502	669,782
Furniture and fixtures	452,696	488,807
	3,749,242	4,329,187
Less - accumulated depreciation	(3,299,417)	(3,497,251)
Property, plant and equipment, net	$449,825	$831,936

Depreciation and amortization expense on property, plant, and equipment was $247,357, $351,561, and $463,137 for the years ended December 31, 2015, 2014, and 2013, respectively.

Pursuant to an order by the Bankruptcy Court in April 2015, the Company assumed its existing lease with Research Way Investments, as amended by the Tenth Addendum to Commercial Lease, for the Company's research and development facility located in Corvallis, Oregon. In connection with the Tenth Addendum to the commercial Lease, the Company relinquished the second floor space at its research and development facility. With the space relinquishment, the Company wrote-off the related leasehold improvements and recognized a loss of $243,707.

During 2014, certain laboratory equipment with a net book value of $223,949 was sold for gross proceeds of $569,607, which resulted in a gain of $345,658.

11. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at December 31, 2015 and 2014:

	2015	2014
Bonus	$580,801	$17,500
Professional fees	597,721	534,775
Vacation	227,863	271,000
Other	1,982,223	1,262,720
Accrued expenses and other current liabilities	$3,388,608	$2,085,995

12. Income Taxes

At December 31, 2015, 2014 and 2013 the Company's provision (benefit) for income taxes is comprised of the following:

	2015	2014	2013
Current:
Federal	$439,934	$(10,428)	$1,608,033
State and local	946	(30,375)	373,455
Total current provision (benefit)	440,880	(40,803)	1,981,488
Deferred:
Federal	19,006	53,198,632	(10,072,499)
State and local	2,097	370,439	472,572
Total deferred provision (benefit)	21,103	53,569,071	(9,599,927)
Total provision (benefit)	$461,983	$53,528,268	$(7,618,439)

At December 31, 2015 and 2014, the Company’s deferred tax assets and liabilities are comprised of the following:

	2015	2014
Deferred income tax assets:
Net operating losses	$22,701,028	$30,402,940
Deferred research and development costs	1,130,413	1,606,547
Amortization of intangible assets	887,906	1,106,235
Share-based compensation	1,947,019	2,389,811
Fixed assets	662,011	639,576
Deferred revenue	59,892,477	37,910,548
Alternative minimum tax credits	2,034,283	1,578,816
Loss contingency	73,421,980	67,833,412
Other	—	777,804
Deferred income tax assets	162,677,117	144,245,689
Less: valuation allowance	(143,522,669)	(132,578,026)
Deferred income tax assets, net of valuation allowance	$19,154,448	$11,667,663
Deferred income tax liabilities:
Amortization of goodwill	(267,598)	(244,540)
Capitalized contract costs	(18,922,571)	(11,667,663)
Other	(229,922)	—
Deferred income tax liability, net	$(265,643)	$(244,540)

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. This includes assessing available positive and negative evidence to determine if sufficient future tax income will be generated to utilize existing deferred tax assets. During 2014, the Company recorded a loss accrual for expectation damages of approximately $187.8 million related to the PharmAthene litigation (see Note 13) and filed a voluntary petition for relief under Title 11 of the United States Bankruptcy Code (see Note 1). Based on these events and the Company's cumulative operating losses, the Company concluded that it could no longer realize its deferred tax assets on a more likely than not basis and recorded a non-cash charge of $53.5 million to establish a valuation allowance against its net deferred tax assets. For the year ended December 31, 2015, the Company continued to maintain a valuation allowance against its net deferred tax assets as they do not expect to realize them on a more likely-than-not basis.

The valuation allowance increased by $10.9 million from prior year related primarily to current year operating losses for which no tax benefit was provided. The Company may amortize indefinite-lived intangible assets for tax purposes which are not amortizable for financial reporting purposes. The deferred tax liability at December 31, 2015 and December 31, 2014 relates to the tax effect of differences between financial reporting and tax bases of intangible assets that are not expected to reverse within the Company's net operating loss carryforward period.

As of December 31, 2015, the Company had $64.6 million of federal net operating loss carryforwards, which expire in 2023 to 2034, to offset future taxable income. As a result of a cumulative change in stock ownership occurring in a prior year, approximately $1.8 million of the federal net operating loss carryforwards are subject to annual limitation under IRC Section 382. In addition, the utilization of approximately $1.6 million of federal net operating losses are attributable to excess tax deductions on share-based compensation activity which will be realized as a benefit to Additional Paid-in Capital when such deductions reduce income taxes payable. As of December 31, 2015, the Company has approximately $2.0 million of alternative minimum tax credit which will be carried forward indefinitely.

The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

	2015	2014	2013
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State tax benefit	—%	0.2%	2.9%
Gain (loss) from fair value of common warrants	—%	—%	0.1%
Share-based compensation	—%	—%	0.4%
Reorganization costs	7.0%	0.4%	—%
Other	1.4%	—%	0.3%
Valuation allowance on deferred tax assets	27.8%	59.7%	0.6%
Effective tax rate	1.2%	25.3%	(30.7)%

For the year ended December 31, 2015, the Company’s effective tax rate differs from the statutory rate principally due to current year operating loss for which no tax benefit was provided and nondeductible bankruptcy expenses. For the year ended December 31, 2014 the Company's effective tax rate differs from the statutory rate principally due to the Company's conclusion that they could no longer realize its deferred tax assets on a more-likely-than-not basis. For the year ended 2013, the Company's effective tax rate differs principally due to state and local taxes and other permanent differences.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2015 and 2014, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2015.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The open tax years for U.S. federal, state and local tax returns is generally 2012 - 2015; open tax years relating to any of the company’s net operating losses begin in 1998. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s consolidated financial statements for each of the years in the three-year period ended December 31, 2015.

13. Commitments and Contingencies

Operating lease commitments
The Company leases its Corvallis, Oregon, facilities and office space under an operating lease, most recently amended in April 2015, which expires in 2017. Pursuant to an order entered by the Bankruptcy Court in April 2015, the Company assumed the Corvallis Lease with Research Way Investments, as amended by the Tenth Addendum to Commercial Lease, for the Company's research and development facility. In connection with the Tenth Addendum to the Commercial Lease, the Company relinquished the second floor space at its research and development facility, which reduces the rent expense to approximately $35,000 per month, starting May 1, 2015. In January 2013, we entered into a sublease with an affiliate of M&F for corporate office space under an operating lease which commenced in April 2013 and expires in 2020 (see Note 8 for further description of the lease arrangement). The respective leases contain annual escalation clauses, renewal provisions and generally require us to pay utilities, insurance, taxes and other operating expenses. Rental expense, including charges for maintenance, utilities, real estate taxes and other operating expenses, totaled $1.4 million, $1.6 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum cash rental commitments under non-cancelable operating leases as of December 31, 2015 are expected to be in the future as follows:

2016	$1,232,952
2017	1,237,385
2018	734,360
2019	761,064
2020	507,376
Total	$4,473,137

Actual payments in the future could be less than the minimum commitments due to the chapter 11 case.

Legal Proceedings
In December 2006, PharmAthene filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, also known as Tecovirimat, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our alleged breach of that obligation. PharmAthene also alleged that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process.

In September 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by present value of estimated future profits. Nevertheless, the Court held that we breached our duty to negotiate in good faith and were liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that we achieve from sales of ST-246 after we secure $40 million in net profits, for ten years following the first commercial sale. In addition, the Court awarded PharmAthene one-third of its reasonable attorneys’ fees and expert witness expenses of $2.4 million.

In May 2012, the Court entered its final order and judgment in this matter, implementing its post-trial opinion.

In June 2012, the Company appealed to the Delaware Supreme Court the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of December 31, 2015.

On May 24, 2013, the Supreme Court of Delaware issued its decision, affirming the Delaware Court of Chancery’s judgment in part, reversing it in part, and remanding to Court of Chancery.

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

On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment, awarding to PharmAthene $113,116,985 in contract expectation damages, plus pre-judgment interest up to January 15, 2015, and certain permitted legal fees, costs, and expenses, for a judgment of $194,649,042. Pursuant to the Final Order and Judgment, SIGA also is liable to PharmAthene for post-judgment interest, which was specified in the Final Order and Judgment to be $30,663.89 per diem, such per diem amount to be periodically adjusted to reflect the applicable Delaware legal rate.

On January 16, 2015, the Company appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court.

On December 23, 2015, the Delaware Supreme Court affirmed the Final Order and Judgment.

With the affirmation of the Delaware Court of Chancery’s Final Order and Judgment by the Delaware Supreme Court on December 23, 2015 (“Delaware Supreme Court Affirmation”), and taking into account the plan of reorganization that was filed by the Company with the Bankruptcy Court on December 15, 2015 (as such the plan has been amended), SIGA has recorded a litigation loss accrual of approximately$205 million as of December 31, 2015. This amount is classified as a liability subject to compromise. The loss accrual of $205 million includes pre and post-judgment interest up to December 31, 2015, and also includes a $3.2 million reimbursement obligation to PharmAthene for attorneys’ fees and expert expenses related to the case. Interest for the period subsequent to September 16, 2014 (the Petition Date) has been included in the loss accrual because management believes that it is probable that post-petition interest will be allowed as part of PharmAthene’s claim. Such treatment is specified in the plan of reorganization that was filed by the Company in Bankruptcy Court on December 15, 2015 (as such plan has been amended).

Separate from the PharmAthene litigation, from time to time, we may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although such claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of such current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

14 Financial Information By Quarter (Unaudited)

	Three Months Ended
2015	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,192	$1,467	$1,327	$4,189
Selling, general and administrative	3,088	2,605	2,321	2,568
Research and development	2,811	2,959	2,427	4,933
Patent preparation fees	333	235	194	246
Litigation accrual expense	—	—	14	14,394
Operating loss	(5,040)	(4,333)	(3,628)	(17,952)
Net loss	(7,153)	(6,573)	(5,631)	(20,094)
Earnings (loss) per share: basic and diluted	$(0.13)	$(0.12)	$(0.10)	$(0.38)

	Three Months Ended
2014	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$549	$651	$1,099	$840
Selling, general and administrative	3,039	2,748	4,314	2,423
Research and development	2,813	2,372	2,742	2,903
Patent preparation fees	286	226	306	170
Litigation accrual expense	49	51	175,466	12,899
Operating loss	(5,638)	(4,747)	(181,728)	(17,554)
Net loss	(3,382)	(2,948)	(240,077)	(19,056)
Earnings (loss) per share: basic and diluted	$(0.06)	$(0.06)	$(4.49)	$(0.36)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015 in accordance with the framework on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders.

Equity Compensation Plan Information
The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Securities Available for Future Issuance under Equity
Plan Category	Warrants, Rights and Restricted Stock Units(1)	Warrants, Rights and Restricted Stock Units	Compensation Plans (2)
Equity compensation plans approved by security holders	2,950,323	$4.04	1,569,169
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,950,323		1,569,169

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

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

10(ll)
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

10(mm)
Tenth Addendum to Commercial Lease, dated April 30, 2015, to Commercial Lease, dated December 23, 1997, by and between Research Way Investments and SIGA Technologies, Inc. (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 6, 2015).

10(nn)
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

10(oo)
Amendment of Solicitation/Modification of Contract 0010, dated July 1, 2015, 2015, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

10(pp)
Amendment of Solicitation/Modification of Contract 0011, dated December 19, 2015, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 4, 2016	By:	/s/ Eric A. Rose
Eric A. Rose, M.D.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Eric A. Rose
Eric A. Rose, M.D.	Chairman and Chief Executive Officer	March 4, 2016
(Principal Executive Officer)

/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 4, 2016
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ James J. Antal
James J. Antal	Director	March 4, 2016

/s/ Michael J. Bayer
Michael J. Bayer	Director	March 4, 2016

/s/ Thomas E. Constance
Thomas E. Constance	Director	March 4, 2016

/s/ Jeffrey Kindler
Jeffrey Kindler	Director	March 4, 2016

/s/ Joseph Marshall
Joseph Marshall	Director	March 4, 2016

/s/ Paul G. Savas
Paul G. Savas	Director	March 4, 2016

/s/ Bruce Slovin
Bruce Slovin	Director	March 4, 2016

/s/ Andrew Stern
Andrew Stern	Director	March 4, 2016