Form 10-Q
period 2016-03-31
SIGA TECHNOLOGIES INC
filed 2016-05-04
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2016
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

As of April 29, 2016 the registrant had outstanding 54,164,296 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$104,061,350	$112,711,028
Accounts receivable	1,003,154	3,676,730
Inventory	22,841,861	12,447,088
Prepaid expenses and other current assets	552,616	623,983
Total current assets	128,458,981	129,458,829

Property, plant and equipment, net	413,848	449,825
Deferred costs	53,035,635	52,936,428
Goodwill	898,334	898,334
Other assets	1,989,520	1,989,520
Total assets	$184,796,318	$185,732,936
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,493,678	$3,944,476
Accrued expenses and other current liabilities	5,045,138	3,388,608
Total current liabilities	13,538,816	7,333,084
Deferred revenue	255,474,196	255,258,371
Deferred income tax liability, net	277,895	265,643
Other liabilities	311,161	332,218
Liabilities subject to compromise	209,875,502	206,972,170
Total liabilities	479,477,570	470,161,486
Commitments and Contingencies (Note 14)
Stockholders’ equity (Deficit)
Common stock ($.0001 par value, 100,000,000 shares authorized, 54,114,296 issued and outstanding at March 31, 2016, and December 31, 2015)	5,411	5,411
Additional paid-in capital	177,204,236	177,008,371
Accumulated deficit	(471,890,899)	(461,442,332)
Total stockholders’ deficit	(294,681,252)	(284,428,550)
Total liabilities and stockholders’ deficit	$184,796,318	$185,732,936

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2016	2015
Revenues
Research and development	$1,269,733	$1,192,092

Operating expenses
Selling, general and administrative	2,656,231	3,077,987
Research and development	2,536,011	2,807,422
Patent preparation fees	219,715	333,103
Litigation accrual expense	2,917,187	13,295
Total operating expenses	8,329,144	6,231,807
Operating loss	(7,059,411)	(5,039,715)
Interest expense	—	(253,412)
Other income, net	11,311	5,464
Reorganization items, net	(3,389,173)	(1,781,825)
Loss before income taxes	(10,437,273)	(7,069,488)
Provision for income taxes	(11,294)	(83,831)
Net and comprehensive loss	$(10,448,567)	$(7,153,319)
Loss per share: basic and diluted	$(0.19)	$(0.13)
Weighted average shares outstanding: basic and diluted	54,114,296	53,504,296

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,448,567)	$(7,153,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	44,452	78,778
Stock-based compensation	195,865	491,724
Non-cash interest expense	—	10,052
Changes in assets and liabilities:
Accounts receivable	2,673,576	(13,780,685)
Inventory	(10,394,773)	4,228,642
Deferred costs	(99,207)	(5,429,248)
Prepaid expenses and other current assets	71,367	442,093
Deferred income taxes, net	12,252	5,016
Accounts payable, accrued expenses and other current liabilities	6,205,732	1,506,583
Liabilities subject to compromise	2,903,332	379
Deferred revenue	215,825	13,447,162
Other liabilities	(21,057)	(15,487)
Net cash provided by operating activities	(8,641,203)	(6,168,310)
Cash flows from investing activities:
Capital expenditures	(8,475)	—
Restricted cash	—	4,000,000
Net cash (used in) provided by investing activities	(8,475)	4,000,000
Cash flows from financing activities:
Repayment of long-term debt	—	(2,000,000)
Net cash used by financing activities	—	(2,000,000)
Net increase in cash and cash equivalents	(8,649,678)	(4,168,310)
Cash and cash equivalents at beginning of period	112,711,028	99,713,929
Cash and cash equivalents at end of period	$104,061,350	$95,545,619

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2015, included in the 2015 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2015 Annual Report on Form 10-K filed on March 4, 2016. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2015 year-end condensed balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full year.

Certain prior period amounts have been reclassified to the current period presentation related to employee recruiting expenses from research and development to selling, general and administrative.

Our lead product is TPOXX, also known as tecovirimat or ST-246. In the Notes to the financial statements, our lead product is referred to as TPOXX.

Chapter 11 Case

On April 7, 2016, SIGA Technologies, Inc. (the "Company") filed its Third Amended Chapter 11 Plan (the “POR”). The POR was supported by the official committee of unsecured creditors appointed in the Company's chapter 11 case (the “UCC”). On April 8, 2016, the Bankruptcy Court confirmed the POR and on April 12, 2016, the POR became effective (the “POR Effective Date”). On the POR Effective Date, the Company emerged from chapter 11.

On September 16, 2014 (the “Petition Date”), the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). During the quarter ended March 31, 2016, the Company operated its business as a “debtor-in-possession” in accordance with the applicable provisions of the Bankruptcy Code.

The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 4 to the financial statements) and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (“PharmAthene”) (see Note 14 to the financial statements). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment (as described below under "PharmAthene Litigation"), without having to post a bond.

PharmAthene Litigation

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to TPOXX, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court and, on January 30, 2015, PharmAthene filed a notice of cross appeal. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc. On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”). As of March 31, 2016, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment interest, is estimated to be $208 million. The Company's chapter 11 case prevented PharmAthene from taking any enforcement action with respect to the Outstanding Judgment. The Outstanding Judgment is being treated in accordance with the POR (see Note for additional information).

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is impacted by the Delaware Supreme Court Affirmation, as well as by the uncertainty attendant to the exact manner in which PharmAthene's claim will be treated under the POR. As of March 31, 2016, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment interest, is estimated to be $208 million (see below, under "Plan of Reorganization" for additional information). In addition, as of March 31, 2016, the Company has a net capital deficiency of $295 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the realization of assets and the satisfaction of liabilities are subject to uncertainties. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

2. Chapter 11 Case

Plan of Reorganization

On April 7, 2016, the Company filed the POR, which was supported by the UCC. The POR, as more fully described below, addresses, among other things, how the Company will treat and satisfy its liabilities relating to the period prior to the commencement of its chapter 11 case, including all claims held by PharmAthene. On April 8, 2016, the Bankruptcy Court confirmed the POR and on April 12, 2016, the POR became effective and the Company emerged from chapter 11.

The POR provides for, among other things:

•Prepetition unsecured claims (other than PharmAthene’s claim) will be paid in cash in full.

•As of the POR Effective Date, ownership of existing shares of the Company’s common stock remained unaltered by the POR; however, existing shares will be subject to potential future cancellation (without receipt of any consideration) in the event that PharmAthene’s claim is satisfied through the issuance of newly issued shares of SIGA stock (option (ii) described below).

•Commencing on March 23, 2016, the date of the Delaware Court of Chancery Final Order and Judgment, the Company has 120 days (subject to a possible 90 day extension) to select one of the following options to treat PharmAthene’s claim under the POR: (i) payment in full in cash of the Company's obligation under the Delaware Court of Chancery Final Order and Judgment, which is estimated to be approximately $208 million as of March 31, 2016; (ii) delivery to PharmAthene of 100% of newly-issued stock of SIGA, with all existing shares of the Company’s common stock being cancelled with no distribution to existing shareholders on account thereof; or (iii) such other treatment as is mutually agreed upon by the Company and PharmAthene.

*The 120 day period can be extended for a maximum of 90 additional days in exchange for payment by the Company of $20 million to PharmAthene to be applied to payments to be made under option (i) set forth above (if selected), and otherwise nonrefundable.

*In addition, PharmAthene was paid $5 million on the POR Effective Date, to be applied to payments to be made under option (i) set forth above (if selected), and otherwise nonrefundable.

•The POR requires the Company to comply with certain affirmative and negative covenants from the POR Effective Date until the covenants are terminated as provided under the POR, and if the Company breaches any covenant, PharmAthene is entitled to exercise certain remedies provided in the POR.

Pre-Petition Claims

As a result of the chapter 11 filing, the payment of pre-petition liabilities was generally subject to compromise pursuant to a plan of reorganization.

On October 30, 2014, the Company filed its schedules of assets and liabilities and statement of financial affairs (the “Schedules”) with the Bankruptcy Court. The Bankruptcy Court entered an order setting March 30, 2015 as the deadline for filing proofs of claim (the “Bar Date”). The Bar Date is the date by which claims against the Company relating to the period prior to the commencement of the Company's chapter 11 were required to be filed if such claims were not listed in liquidated, non-contingent and undisputed amounts in the Schedules, or if the claimant disagreed with the amount, characterization or classification of its claim as reflected in the Schedules. Claims that were subject to the Bar Date and which were not filed on or prior to the Bar Date may be barred from participating in any distribution that may be made under the POR.

Prior to the Bar Date, PharmAthene asserted a claim in the amount of $195 million, which reflected pre-judgment interest up to January 15, 2015 on the Delaware Court of Chancery Final Order and Judgment. It is estimated that, as of March 31, 2016, the accrued obligation to PharmAthene under the Delaware Court of Chancery Final Order and Judgment, including post-judgment interest, is $208 million. On the POR Effective Date (April 12, 2016), the Company paid $5 million of the PharmAthene claim, as required by the POR.

Separately, a contingent and unliquidated claim was filed by BARDA prior to the Bar Date in the amount of approximately $109 million in connection with amounts BARDA identified as subject to repayment in the event that the Company fails to perform under the terms of the BARDA Contract. As a result of the assumption of the BARDA Contract, as described above, BARDA withdrew the claim on August 4, 2015.

As of April 29, 2016, excluding the PharmAthene claim, the Company has paid 75 pre-petition claims in the amount of $700,558 (including interest), and there remain 35 unpaid pre-petition claims (including claims that were filed and claims that were previously identified on the Schedules), a portion of which assert, in part or in whole, unliquidated claims.

The Company will ask the Bankruptcy Court to disallow pre-petition claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated, have already been paid, or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities Subject to Compromise. The resolution of such claims could result in material adjustments to the Company’s financial statements. The ultimate amount of such liabilities is not estimable as of April 29, 2016.

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

Other Matters Related to the Chapter 11 Case

By motion filed with the Bankruptcy Court on April 8, 2015 (the “UCC 2004 Motion”), the UCC sought authority to take discovery under Federal Rule of Bankruptcy Procedure 2004 (“Rule 2004”) with respect to certain discrete matters. Rule 2004 permits a creditors’ committee appointed in a chapter 11 case or other party in interest, subject to Bankruptcy Court approval, to conduct broad discovery relating to the acts, conduct, property and liabilities of a debtor or with respect to any matter that may affect the administration of the debtor’s bankruptcy case. The UCC 2004 Motion was filed for the purpose of determining whether the Company's chapter 11 estate had claims against certain officers and directors in connection with the matters sought to be investigated pursuant to the UCC 2004 Motion.
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
As of March 31, 2016, the Company, pursuant to the 2004 Order, had provided to the attorneys for the UCC the discovery already produced by the Company to PharmAthene in the PharmAthene litigation. No document requests or deposition subpoenas have been served by the UCC on the Company.

Pursuant to the POR, all claims sought to be investigated by the UCC in connection with the UCC 2004 Motion have been released.

NASDAQ/OTC Markets

On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market and would be promptly delisted. On March 18, 2015, after the expiration of an extension of time granted pursuant to a Company appeal, the Company received a letter from the NASDAQ hearings panel stating that the Company's securities would be delisted from the NASDAQ Stock Market. On March 20, 2015, the Company's common shares were suspended from trading on the NASDAQ Global Market at the opening of business and the Company's shares began trading on the OTC Markets under the "SIGAQ" symbol. Following the POR Effective Date, on April 18, 2016, the trading of the Company's shares moved from the "SIGAQ" symbol to the "SIGA" symbol.

3. Liabilities Subject to Compromise

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed in the Company’s chapter 11 case, even if they may be settled for lesser amounts. The amounts classified as Liabilities Subject to Compromise as of March 31, 2016 may be subject to adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the value of any collateral securing such claims, or other events. The Company cannot reasonably estimate the value of the claims that ultimately will be allowed in its chapter 11 case until the Company completes its evaluation, investigation and reconciliation of all filed claims. As of April 29, 2016, the Company has paid $6,369,905 of pre-petition claims and accrued expenses that were classified as Liabilities Subject to Compromise. Remaining unpaid pre-petition claims are still subject to further review and reconciliation and may be subject to dispute.

The amount recorded as Liabilities Subject to Compromise, as of March 31, 2016, represents the Company's estimate, where an estimate is determinable, of known or potential pre-petition claims to be addressed in connection with its chapter 11 case. Such liabilities are reported at the Company's current estimate, where an estimate is determinable, of the allowed claim amount, even though they may be settled for lesser amounts. These claims remain subject to adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the value of any collateral securing such claims, or other events. At such time as these claims are resolved, they will be treated and satisfied pursuant to the POR.

As of March 31, 2016 and December 31, 2015, Liabilities Subject to Compromise consisted of the following:

	March 31, 2016		December 31, 2015
Accounts payable - pre-petition	833,769		834,219
Accrual- PharmAthene Litigation	208,303,850	(1)	205,400,068	(1)
Other accrued expenses - pre-petition	737,883		737,883
Total	$209,875,502		$206,972,170
(1) Includes a $3.2 million accrual at March 31, 2016 and December 31, 2015 for reimbursement of PharmAthene attorney's fees and expert fees, against which there is a $2.7 million surety bond that has cash collaterization of $1.3 million. On April 12, 2016, the Company paid PharmAthene $5 million pursuant to the POR.

Reorganization Items, net:

Reorganization items reflect expenses in connection with the chapter 11 case. For the three and three months ended March 31, 2016 and 2015, reorganization items consisted of the following:

	Three months ended March 31,
	2016	2015
Legal fees	$1,677,945	$1,201,792
Professional fees	1,698,228	564,496
Trustee fees	13,000	13,000
Other	—	2,537
Total	$3,389,173	$1,781,825

During the three months ended March 31, 2016 and 2015, the Company paid approximately $1.5 million and $1.3 million, respectively, for reorganization items.

4. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with BARDA pursuant to which SIGA agreed to deliver two million courses of TPOXX to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The contract with BARDA (as modified, the "BARDA Contract") is worth approximately $470 million, including $409.8 million for manufacture and delivery of 1.7 million courses of TPOXX and $60 million of potential reimbursements related to development and supportive activities (the “Base Contract”). In addition to the Base Contract, the BARDA Contract also separately contains $122.7 million of options that, if exercised by BARDA: would result in a $50 million payment to the Company in the event of FDA approval for extension to 84-month expiry for TPOXX (from 38 month expiry as required in the Base Contract); would fund up to $58.3 million of development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX; and/or would fund $14.4 million of production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may not exercise additional options in the future. Options are exercisable by BARDA at its sole discretion. BARDA has indicated that it will evaluate, after the FDA’s review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50 million payment to the Company in the event of FDA approval of 84-month expiry for TPOXX.

The BARDA Contract expires in September 2020.

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of TPOXX. Additionally, the Company expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

As of March 31, 2016, the Company has received $249.2 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX. Included in this amount are: a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract; a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX; an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX; and $187.7 million of payments for physical deliveries of 1.4 million courses of TPOXX to the Strategic Stockpile beginning in 2013 (an additional 259,200 courses were delivered at no cost to BARDA). Product deliveries of 1.3 million of those courses in 2013 and 2014 (including courses delivered at no cost to BARDA) were at a provisional dosage of 600 mg administered once daily. Product deliveries of 383,754 courses in 2015 were at a provisional dosage of 600 mg administered twice per day (1,200 mg per day).

Starting in 2015, product deliveries of TPOXX have been at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of TPOXX. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company currently expects to supplement previously delivered courses of TPOXX, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company and BARDA agreed to an amendment (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification was approved by the Bankruptcy Court in April 2015.

The Company expects to incur significant incremental costs with the production of additional dosage.

The BARDA Contract is a multiple deliverable arrangement comprising delivery of courses and covered research and development activities. The BARDA Contract provides certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until the Company’s obligations related to potential replacement of delivered courses are satisfied. The Company assessed the selling price for each of the aforementioned deliverables - research and development activities and drug product. The selling price of certain reimbursed research and development services was determined by reference to existing and past research and development grants and contracts between the Company and various government agencies. The selling price of drug product was determined by reference to other Companies’ sales of drug products such as antiviral therapeutics, orphan drugs and drugs with potential life-saving impact similar to TPOXX, including products delivered to the Strategic Stockpile.

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

As of March 31, 2016 and December 31, 2015, deferred direct costs under the BARDA Contract of approximately $52.8 million and $52.5 million, respectively, are included in deferred costs on the consolidated balance sheets. As of March 31, 2016, the Company recorded $255.5 million of deferred revenue. Deferred revenue has been recorded for the delivery of courses of TPOXX to the Strategic Stockpile and certain research and development services provided as part of the BARDA Contract. For the three months ended March 31, 2016, revenue from reimbursed research and development was $0.9 million.

Research Agreements
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $6.8 million. We may not utilize all available funds under the grant covering the pre-clinical drug candidate.
The funded amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and contract grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

5. Financial Instruments

At March 31, 2016 and December 31, 2015, there were no liability classified warrants outstanding.

On April 30, 2013, the Company entered into a Services Agreement with M&F, a related party, for certain professional and administrative services. The Services Agreement had a term of three years. As consideration for the Services Agreement, the Company issued warrants to M&F to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The warrants were fully vested, immediately exercisable and remained exercisable for two years from issuance date. The grant-date fair value, determined using the Black-Scholes model, was recorded as an asset with a corresponding increase to equity. The asset was amortized over the contractual term of the warrant. For the three months ended March 31, 2016 and 2015, the Company recorded an expense of $0 and $34,091, respectively. On April 30, 2015, the warrants expired.

6. Per Share Data

The Company incurred losses for the three months ended March 31, 2016 and 2015 and as a result, equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three months ended March 31,
	2016		2015
Stock Options	1,895,571		2,108,967
Stock-Settled Stock Appreciation Rights	361,647		372,114
Restricted Stock Units	638,045	(1)	1,161,666	(2)
Warrants	—		250,000

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

(1) Includes 363,337 restricted stock units that have vested but not been converted into common stock.
(2) Includes 480,000 restricted stock units that have vested but have not converted into common stock.

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

The Company uses model-derived valuations where inputs are observable in active markets. As of March 31, 2016, the Company did not hold level 3 securities.

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

The Company had a Services Agreement with M&F and a warrant agreement with M&F. Refer to Note 5 to the financial statements for additional information.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended March 31, 2016, and 2015, the Company incurred costs of $363,000, and $202,000, respectively, related to services provided by the outside counsel. On March 31, 2016, the Company’s outstanding payables included $375,000 payable to the outside counsel.

9. Inventory

The value of inventory represents the costs incurred to manufacture TPOXX under the BARDA Contract. Additional costs incurred to complete production of courses of TPOXX will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Work in-process	$22,841,861	$12,447,088
Inventory	$22,841,861	$12,447,088

For the three months ended March 31, 2015, research and development expenses include inventory write-downs of approximately $27,000.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Leasehold improvements	$2,542,044	$2,542,044
Computer equipment	762,977	754,502
Furniture and fixtures	452,696	452,696
	3,757,717	3,749,242
Less - accumulated depreciation	(3,343,869)	(3,299,417)
Property, plant and equipment, net	$413,848	$449,825

Depreciation and amortization expense on property, plant, and equipment was $44,452 and $78,778 for the three months ended March 31, 2016 and 2015 respectively.

11. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Bonus	$780,894	$580,801
Professional fees	901,877	597,721
Vacation	231,515	227,863
Income taxes payable	—	389,443
Reorganization expenses	2,450,102	842,922
Other (including service vendors)	680,750	749,858
Accrued expenses and other current liabilities	$5,045,138	$3,388,608

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

During the three months ended March 31, 2016, the Company recorded an income tax provision of $11,000 on a pre-tax loss of $10.4 million. The effective tax rate differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax asset.

13. Recent Accounting Pronouncements

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt the amendments in the first quarter of 2017, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. Current GAAP requires the deferred taxes to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction – that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted, including for December 31, 2015. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The Company early adopted this guidance retrospectively as of December 31, 2015.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The ASU only addresses the measurement of the inventory if its value declines or is impaired. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This necessitated obtaining three data points to determine market value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adoption of the ASU and believes the adoption of the ASU will not have an impact on its consolidated financial statements.

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

14. Commitments and Contingencies

In December 2006, PharmAthene filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to TPOXX, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our alleged breach of that obligation. PharmAthene also alleged that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process.

In September 2011, the Court of Chancery issued its post-trial opinion. The Court denied PharmAthene’s requests for specific performance and expectation damages measured by present value of estimated future profits. Nevertheless, the Court held that we breached our duty to negotiate in good faith and were liable under the doctrine of promissory estoppel. The Court consequently awarded to PharmAthene what the Court described as an equitable payment stream or equitable lien consisting of fifty percent of the net profits that we achieve from sales of ST-246 after we secure$40 million in net profits, for ten years following the first commercial sale. In addition, the Court awarded PharmAthene one-third of its reasonable attorneys’ fees and expert witness expenses of $2.4 million.

In May 2012, the Court of Chancery entered its final order and judgment, implementing its post-trial opinion.

In June 2012, the Company appealed to the Delaware Supreme Court the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of March 31, 2016.

On May 24, 2013, the Supreme Court of Delaware issued its decision, affirming the Delaware Court of Chancery’s judgment in part, reversing it in part, and remanding to Court of Chancery.

On August 8, 2014, the Court of Chancery issued its Remand Opinion. In its Remand Opinion, the Court of Chancery reversed its earlier conclusions and held that PharmAthene had carried its burden of demonstrating its entitlement to lump sum expectation damages for lost profits related to TPOXX by a preponderance of the evidence.

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

On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment, awarding to PharmAthene $113,116,985 in contract expectation damages, plus pre-judgment interest up to January 15, 2015, and certain permitted legal fees, costs, and expenses, for a judgment of $194,649,042. Pursuant to the Final Order and Judgment, SIGA also is liable to PharmAthene for post-judgment interest, which was specified in the Final Order and Judgment to be $30,663.89 per diem, such per diem amount to be periodically adjusted to reflect the applicable Delaware legal rate. The per diem for the quarter ended March 31, 2016 was $31,909.68.

On January 16, 2015, the Company appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court.

On December 23, 2015, the Delaware Supreme Court affirmed the Final Order and Judgment.

With the affirmation of the Delaware Court of Chancery’s Final Order and Judgment by the Delaware Supreme Court on December 23, 2015 (“Delaware Supreme Court Affirmation”), and taking into account the occurrence of the effective date under the POR on April 12, 2016, SIGA has recorded a litigation loss accrual of approximately $208 million as of March 31, 2016. This amount is classified as a liability subject to compromise. The loss accrual of $208 million includes pre and post-judgment interest up to March 31, 2016, and also includes a $3.2 million reimbursement obligation to PharmAthene for attorneys’ fees and expert expenses related to the case. Interest for the period subsequent to September 16, 2014 (the date on which the Company commenced its chapter 11 case) has been included in the loss accrual because post-petition interest is allowed as part of PharmAthene’s claim under the POR.

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

15. Subsequent Event

On April 8, 2016, the Bankruptcy Court entered an order confirming the POR. On April 12, 2016, the POR became effective and the Company emerged from chapter 11.

On the POR Effective Date and in accordance with the POR, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”). The Amended and Restated Certificate of Incorporation contains certain amendments to the Company’s certificate of incorporation, including an increase in the number of shares of common stock the Company has authority to issue. Under the Amended and Restated Certificate of Incorporation, the Company has authority to issue up to 600,000,000 shares of common stock.

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

Overview

We are a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. Our lead product is TPOXX, an orally administered antiviral drug that targets orthopoxviruses, including smallpox. While TPOXX is not yet licensed as safe or effective by the U.S. Food & Drug Administration, it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project Bioshield.

Chapter 11 Case

On April 7, 2016, SIGA Technologies, Inc. (the "Company") filed its Third Amended Chapter 11 Plan (the “POR”). The POR was supported by the official committee of unsecured creditors appointed in the Company's chapter 11 case (the “UCC”). On April 8, 2016, the Bankruptcy Court confirmed the POR and on April 12, 2016, the POR became effective (the “POR Effective Date”). On the POR Effective Date, the Company emerged from chapter 11.

On September 16, 2014 (the “Petition Date”), the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). During the quarter ended March 31, 2016, the Company operated its business as a “debtor-in-possession” in accordance with the applicable provisions of the Bankruptcy Code.

The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 4 to the financial statements) and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (“PharmAthene”) (see Note 14 to the financial statements). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment (as described below under "PharmAthene Litigation"), without having to post a bond.

PharmAthene Litigation

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to TPOXX, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court and, on January 30, 2015, PharmAthene filed a notice of cross appeal. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc. On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”). As of March 31, 2016, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment interest, is estimated to be $208 million. The Company's chapter 11 case prevented PharmAthene from taking any enforcement action with respect to the Outstanding Judgment. The Outstanding Judgment will be treated and satisfied in accordance with the POR.

Plan of Reorganization

On April 7, 2016, the Company filed the POR, which was supported by the UCC. The POR, as more fully described below, addresses, among other things, how the Company will treat and satisfy its liabilities relating to the period prior to the commencement of its chapter 11 case, including all claims held by PharmAthene. As noted above under "Chapter 11 Case," on April 8, 2016, the Bankruptcy Court confirmed the POR and on April 12, 2016, the POR became effective and the Company emerged from Chapter 11.

The POR provides for, among other things:

•Prepetition unsecured claims (other than PharmAthene’s claim) will be paid in cash in full.

•As of the POR Effective Date, ownership of existing shares of the Company’s common stock remained unaltered by the POR; however, existing shares will be subject to potential future cancellation (without receipt of any consideration) in the event that PharmAthene’s claim is satisfied through the issuance of newly issued shares of SIGA stock (option (ii) described in the immediately following bullet).

•Commencing on March 23, 2016, the date of the Delaware Court of Chancery Final Order and Judgment, the Company has 120 days (subject to a possible 90 day extension) to select one of the following options to treat PharmAthene’s claim under the POR: (i) payment in full in cash of the Company's obligation under the Delaware Court of Chancery Final Order and Judgment, which is estimated to be approximately $208 million as of March 31, 2016; (ii) delivery to PharmAthene of 100% of newly-issued stock of SIGA, with all existing shares of the Company’s common stock being cancelled with no distribution to existing shareholders on account thereof; or (iii) such other treatment as is mutually agreed upon by the Company and PharmAthene.

*The 120 day period can be extended for a maximum of 90 additional days in exchange for payment by the Company of $20 million to PharmAthene to be applied to payments to be made under option (i) set forth above (if selected), and otherwise nonrefundable.

*In addition, PharmAthene was paid $5 million on the POR Effective Date, to be applied to payments to be made under option (i) set forth above (if selected), and otherwise nonrefundable.

•The POR requires the Company to comply with certain affirmative and negative covenants from the POR Effective Date until the covenants are terminated as provided under the POR, and if the Company breaches any covenant, PharmAthene is entitled to exercise certain remedies provided in the POR.

NASDAQ/OTC Markets

On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market and would be promptly delisted. On March 18, 2015, after the expiration of an extension of time granted pursuant to a Company appeal, the Company received a letter from the NASDAQ hearings panel stating that the Company's securities would be delisted from the NASDAQ Stock Market. On March 20, 2015, the Company's common shares were suspended from trading on the NASDAQ Global Market at the opening of business and the Company's shares began trading on the OTC Markets under the "SIGAQ" symbol. Following the POR Effective Date, on April 18, 2016, the trading of the Company's shares moved from the "SIGAQ" symbol to the "SIGA" symbol.

Lead Product - TPOXX

On May 13, 2011, SIGA signed the BARDA Contract pursuant to which we agreed to deliver two million courses of TPOXX to the Strategic Stockpile. The BARDA Contract is worth approximately $470 million, including $409.8 million for manufacture and delivery of 1.7 million courses of TPOXX and $60 million of potential reimbursements related to development and supportive activities (the "Base Contract"). In addition to the Base Contract, the BARDA Contract also contains various options that, if exercisable at BARDA: would result in a $50 million payment to the Company in the event of FDA approval for extension to 84-month expiry for TPOXX (from 38 month expiry as required in the Base Contract); would fund up to $58.3 million of development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX; and/or would fund $14.4 million of production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may not exercise additional options in the future. Options are exercisable by BARDA at its sole discretion. BARDA has indicated that it will evaluate, after the FDA's review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50 million payment to the Company in the event of FDA approval of 84-month expiry for TPOXX.

The BARDA Contract expires in September 2020.

Under the Base Contract, BARDA has agreed to buy from SIGA 1.7 million courses of TPOXX. Additionally, SIGA expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

For courses of TPOXX that are physically delivered to the Strategic Stockpile, the Company has replacement obligations, at no cost to BARDA, in the event that the final version of TPOXX approved by the U.S. Food and Drug Administration (the "FDA") is different from any course of TPOXX that has been delivered to the Strategic Stockpile or if TPOXX does not meet any specific label claims, fails release testing or does not meet 38 month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX is recalled or deemed to be recalled for any reason.

We believe TPOXX is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. TPOXX is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated TPOXX for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options, revenue recognition, income taxes and contingencies. Information regarding our critical accounting policies and estimates appear in item 7, Management's Discussion of Analysis and Financial Condition and Results of Operations, of our Annual Report on form 10-K for the year-ended December 31, 2015, as filed on March 4, 2016. During the three months ended March 31, 2016 there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Three months ended March 31, 2016 and 2015

Revenues from research and development contracts and grants for the three months ended March 31, 2016 and 2015, were $1.3 million and $1.2 million, respectively. The increase in revenue of $ 78,000, or 6.5%, reflects a $418,000 increase in revenues from our federal contracts supporting the development of TPOXX, partially offset by a $340,000 decrease in revenues from our grant revenues supporting research related to dengue fever.

Selling, general and administrative expenses ("SG & A") for the three months ended March 31, 2016 and 2015, were $2.7 million and $3.1 million, respectively, reflecting a decrease of $422,000, or 13.7%. The decrease is primarily related to a $518,000 decrease in employee compensation and related expenses, partially offset by a $80,000 increase in professional fees.

Research and development expenses ("R&D") for the three months ended March 31, 2016 and 2015 were $2.5 million and $2.8 million, respectively, reflecting a decrease of $271,000, or 9.8%. The decrease is primarily attributable to a decrease of $181,000 in employee compensation and related expenses and a decrease of $102,000 in rent expense associated with the 2015 relinquishment of the second floor space at the research and development facility in Corvallis, Oregon.

Patent expenses for the three months ended March 31, 2016 and 2015 were $220,000 and $333,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

For the three months ended March 31, 2016, the Company recorded approximately $2.9 million of litigation loss accrual in connection with the PharmAthene litigation. The accrual primarily relates to post-judgment interest on the Delaware Court of Chancery Final Order and Judgment. See Note 14 to the financial statements for additional information.

Interest expense for the three months ended March 31, 2016 and 2015 was zero and $253,000, respectively. On January 16, 2015, the Company fully paid a fully-secured term loan provided by General Electric Corporation, including fees incurred in connection with the termination of the term loan.

Reorganization expenses for the three months ended March 31, 2016 and 2015 were $3.4 million and $1.8 million, respectively. These expenses are in connection with the chapter 11 case. See Note 1 to the financial statements for additional information.

For the three months ended March 31, 2016 and 2015 we incurred pre-tax losses of $10.4 million and $7.1 million and a corresponding income tax expense of $11,000 and $84,000, respectively. The effective tax rate during the period ended March 31, 2016 was (0.11)%. Our effective tax rate for the period ended March 31, 2016 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about our future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income change, for example, based on the treatment of the Outstanding Judgment under the POR, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

Liquidity and Capital Resources

As of March 31, 2016, we had $104.1 million in cash and cash equivalents compared with $112.7 million at December 31, 2015.

There can be no assurance that cash on hand, cash generated from the BARDA contract and other operations, cash generated from asset sales or financings, and other available funds will be sufficient to satisfy the Delaware Court of Chancery Final Order and Judgment, which represents a liability of $208 million as of March 31, 2016. The Delaware Supreme Court Affirmation of the Outstanding Judgment, combined with the uncertainty attendant to the exact manner in which PharmAthene's claim will be treated under the POR, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability of the carrying amount of recorded assets and liabilities that might result from the outcome of these uncertainties.

Pursuant to the POR, the Company has a specified period of time to either pay the Outstanding Judgment in full or otherwise agree with PharmAthene as to how the Outstanding Judgment will be satisfied. If neither of these events occur, then under the POR the Company must deliver to PharmAthene new shares of stock representing 100% of the stock of the Company, with all existing shares being cancelled and the holders thereof receiving no consideration.

Change in Provisional Dosage of TPOXX
As discussed in Note 4 to the financial statements, the Company expects to incur significant production costs due to the change in provisional dosage of TPOXX.

Operating Activities
Net cash used by operations for the three months ended March 31, 2016 and 2015 were $8.6 million and $6.2 million, respectively. For the three months ended March 31, 2016, cash usage is primarily related to recurring operating costs, costs attendant to the administration of the chapter 11 case and $5.8 million of payments to contract manufacturing organizations ("CMOs") for the manufacture and related support of TPOXX. During the three months ended March 31, 2015, cash usage is primarily related to recurring operating costs, costs attendant to the administration of the Company's chapter 11 case and $1.0 million of payments to CMOs.

Investing Activities
Net cash (used in) provided by investing activities for the three months ended March 31, 2016 and 2015 were $8,000 and $4.0 million, respectively. For the three months ended March 31, 2016, cash used relates to capital expenditure. During the first quarter of 2015, the Company paid the GE term loan in full and the collateral on the $4 million restricted cash was lifted and the restricted cash was reclassed to the cash and cash equivalent.

Financing Activities
Net cash used by financing activities for the three months ended March 31, 2015 was $2.0 million. During the first quarter of 2015, the Company repaid the GE term loan in full.

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

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to the progress of SIGA’s development programs and time lines for bringing products to market, the enforceability of the BARDA Contract, proposed actions or plans related to or arising from the loss of SIGA's litigation with PharmAthene and the treatment of PharmAthene's claim under SIGA's POR. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (xi) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (xii) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xiii) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xiv) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, and (xv) the risk that we may be unable to satisfy the judgment in favor of PharmAthene other than by giving PharmAthene all the equity in SIGA. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of anticipated events.

More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and SIGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and in other documents that SIGA has filed with the SEC. SIGA urges investors and security holders to read those documents free of charge at the SEC’s Web site at http://www.sec.gov. Forward-looking statements are current only as of the date on which such statements were made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2006, PharmAthene filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to ST-246, also known as TPOXX, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our alleged breach of that obligation. PharmAthene also alleged that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process.

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

In May 2012, the Court of Chancery entered its final order and judgment, implementing its post-trial opinion.

In June 2012, the Company appealed to the Delaware Supreme Court the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of March 31, 2016.

On May 24, 2013, the Supreme Court of Delaware issued its decision, affirming the Delaware Court of Chancery’s judgment in part, reversing it in part, and remanding to Court of Chancery.

On August 8, 2014, the Court of Chancery issued its Remand Opinion. In its Remand Opinion, the Court of Chancery reversed its earlier conclusions and held that PharmAthene had carried its burden of demonstrating its entitlement to lump sum expectation damages for lost profits related to TPOXX by a preponderance of the evidence.

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

On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment, awarding to PharmAthene $113,116,985 in contract expectation damages, plus pre-judgment interest up to January 15, 2015, and certain permitted legal fees, costs, and expenses, for a judgment of $194,649,042. Pursuant to the Final Order and Judgment, SIGA also is liable to PharmAthene for post-judgment interest, which was specified in the Final Order and Judgment to be $30,663.89 per diem, such per diem amount to be periodically adjusted to reflect the applicable Delaware legal rate. The per diem for the quarter ended March 31, 2016 was $31,909.68.

On January 16, 2015, the Company appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court.

On December 23, 2015, the Delaware Supreme Court affirmed the Final Order and Judgment.

With the affirmation of the Delaware Court of Chancery’s Final Order and Judgment by the Delaware Supreme Court on December 23, 2015 (“Delaware Supreme Court Affirmation”), and taking into account the occurrence of the effective date under the POR on April 12, 2016, SIGA has recorded a litigation loss accrual of approximately $208 million as of March 31, 2016. This amount is classified as a liability subject to compromise. The loss accrual of $208 million includes pre and post-judgment interest up to March 31, 2016, and also includes a $3.2 million reimbursement obligation to PharmAthene for attorneys’ fees and expert expenses related to the case. Interest for the period subsequent to September 16, 2014 (the date on which the Company commenced its chapter 11 case) has been included in the loss accrual because post-petition interest is allowed as part of PharmAthene’s claim under the POR.

See Notes 1 and 2 to the financial statements for information relating to the Company's chapter 11 proceedings.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no dispute or litigation pending, except as discussed above, that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

Item 1A. Risk Factors

Our results of operations and financial conditions are subject to numerous risks and uncertainties described in our 2015 Annual Report on Form 10-K for the fiscal year-ended December 31, 2015.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Findings of Fact, Conclusions of Law and Order Pursuant to Sections 1129(a) and (b) of the Bankruptcy Code and Rule 3020 of the Federal Rules of Bankruptcy Procedure Confirming Debtor’s Third Amended Chapter 11 Plan (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 8, 2016).

3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 8, 2016).
3.2	Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 8, 2016).
10.1
Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Eric A. Rose (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 8, 2016).

10.2
Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Daniel J. Luckshire (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 8, 2016).

10.3
Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 8, 2016).

10.4	Separation Agreement, dated January 5, 2016, between SIGA Technologies, Inc. and William J. Haynes (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 8, 2016).
10.5	Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Robin Abrams (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 8, 2016).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 4, 2016	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)