Form 10-Q
period 2016-06-30
SIGA TECHNOLOGIES INC
filed 2016-08-08
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2016
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

As of July 30, 2016 the registrant had outstanding 54,284,296 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$78,022,356	$112,711,028
Accounts receivable	34,488,734	3,676,730
Inventory	28,931,893	12,447,088
Prepaid expenses and other current assets	2,124,292	623,983
Total current assets	143,567,275	129,458,829

Property, plant and equipment, net	372,779	449,825
Deferred costs	56,188,604	52,936,428
Goodwill	898,334	898,334
Other assets	641,564	1,989,520
Total assets	$201,668,556	$185,732,936
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$9,916,911	$3,944,476
Accrued expenses and other current liabilities	3,310,723	3,388,608
PharmAthene Liability	203,654,855	—
Total current liabilities	216,882,489	7,333,084

Deferred revenue	288,293,407	255,258,371
Deferred income tax liability, net	277,088	265,643
Other liabilities	290,104	332,218
Liabilities subject to compromise	—	206,972,170
Total liabilities	505,743,088	470,161,486
Stockholders’ equity (Deficit)
Common stock ($.0001 par value, 600,000,000 shares authorized, 54,284,296 and 54,114,296 issued and outstanding at June 30, 2016, and December 31, 2015, respectively)	5,411	5,411
Additional paid-in capital	177,376,807	177,008,371
Accumulated deficit	(481,456,750)	(461,442,332)
Total stockholders’ deficit	(304,074,532)	(284,428,550)
Total liabilities and stockholders’ deficit	$201,668,556	$185,732,936

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Research and development	$1,901,314	$1,467,460	$3,171,047	$2,659,551

Operating expenses
Selling, general and administrative	3,738,709	2,592,285	6,394,940	5,670,272
Research and development	2,948,391	2,959,070	5,484,403	5,766,492
Patent preparation fees	239,690	235,334	459,405	568,438
Interest on PharmAthene liability	4,259,451	13,441	7,176,637	26,735
Total operating expenses	11,186,241	5,800,130	19,515,385	12,031,937
Operating loss	(9,284,927)	(4,332,670)	(16,344,338)	(9,372,386)
Interest expense	(10,214)	(13,315)	(10,214)	(266,726)
Other income, net	58,489	10,877	69,800	16,341
Reorganization items, net	(327,729)	(2,149,981)	(3,716,902)	(3,931,806)
Loss before income taxes	(9,564,381)	(6,485,089)	(20,001,654)	(13,554,577)
Provision for income taxes	(1,470)	(88,348)	(12,764)	(172,179)
Net and comprehensive loss	$(9,565,851)	$(6,573,437)	$(20,014,418)	$(13,726,756)
loss per share: basic and diluted	$(0.18)	$(0.12)	$(0.37)	$(0.26)
Weighted average shares outstanding: basic and diluted	54,216,604	53,589,268	54,165,450	53,547,017

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net Loss	$(20,014,418)	$(13,726,756)
Adjustments to reconcile net loss to net cash (used in) provided by in operating activities:
Depreciation and other amortization	88,044	146,854
Stock-based compensation	368,436	873,023
Write-off of leasehold improvements	—	238,501
Non-cash interest expense	—	10,052
Changes in assets and liabilities:
Accounts receivable	(30,812,004)	(277,582)
Inventory	(16,484,805)	10,273,989
Deferred costs	(3,252,176)	(13,098,787)
Prepaid expenses and other current assets	(1,500,309)	(299,881)
Other assets	1,347,956	—
Deferred income taxes, net	11,445	9,627
Accounts payable, accrued expenses and other current liabilities	5,894,550	2,553,407
PharmAthene liability	203,654,855	—
Liabilities subject to compromise	(206,972,170)	(206,396,829)
Deferred revenue	33,035,036	233,658,167
Other liabilities	(42,114)	(33,764)
Net cash (used in) provided by operating activities	(34,677,674)	13,930,021
Cash flows from investing activities:
Capital expenditures	(10,998)	—
Restricted cash	—	4,000,000
Net cash (used in) provided by investing activities	(10,998)	4,000,000
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	—	12,200
Repayment of long-term debt	—	(2,000,000)
Net cash (used in) provided by financing activities	—	(1,987,800)
Net increase (decrease) in cash and cash equivalents	(34,688,672)	15,942,221
Cash and cash equivalents at beginning of period	112,711,028	99,713,929
Cash and cash equivalents at end of period	$78,022,356	$115,656,150

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2015, included in the 2015 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2015 Annual Report on Form 10-K filed on March 4, 2016. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2015 year-end condensed balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year.

Our lead product is TPOXX™, also known as tecovirimat or ST-246. In the Notes to the financial statements, our lead product is referred to as TPOXX™.

Background of Chapter 11 Case

On September 16, 2014 (the “Petition Date”), the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The Company operated its business as a “debtor-in-possession” until its emergence from chapter 11 of the Bankruptcy Code. The Company emerged from chapter 11 of the Bankruptcy Code on April 12, 2016. The Company did not apply the provision of fresh start accounting as ownership of existing shares of the Company's common stock remained unaltered by the Third Amended Chapter 11 Plan.

The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the financial statements) and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

Plan of Reorganization

On April 7, 2016, the Company filed its Third Amended Chapter 11 Plan (the "Plan"), which was supported by the official committee of unsecured creditors appointed in the Company's chapter 11 case (the "UCC"). The Plan, as more fully described below, addresses, among other things, how the Company will treat and satisfy its liabilities relating to the period prior to the commencement of its chapter 11 case, including all claims held by PharmAthene. On April 8, 2016, the Bankruptcy Court confirmed the Plan and on April 12, 2016, the Plan became effective (the "Effective Date of the Plan").

The Plan provides for, among other things:

•
Prepetition unsecured claims (other than PharmAthene’s claim) will be paid in cash in full. As of June 30, 2016, the Company has paid $785,000 of prepetition unsecured claims. Remaining unpaid prepetition unsecured claims, other than those related to the PharmAthene claim, are $19,000 (no payments were made in July).

•
As of the Effective Date of the Plan, ownership of existing shares of the Company’s common stock remained unaltered by the Plan; however, existing shares are subject to potential future cancellation (without receipt of any consideration) in the event that PharmAthene’s claim is satisfied though the issuance of newly-issued shares of Company stock (option (ii) described in the bullet below).

•	As of the Effective Date of the Plan, the Company paid $5 million to PharmAthene, to be applied to payments to be made under option (i) set forth below, and otherwise nonrefundable.

•
The Company can treat PharmAthene’s claim under the Plan by one of three options: option (i) payment in full in cash of the Company’s obligation under the Delaware Court of Chancery Final Order and Judgment, which is estimated to be approximately $204 million as of June 30, 2016, by a date certain as specified in the Plan (currently October 19, 2016); or option (ii) delivery to PharmAthene of 100% of newly-issued stock of the Company, with all existing shares of the Company’s common stock being cancelled with no distribution to existing stockholders on account thereof; or option (iii) such other treatment as is mutually agreed upon by the Company and PharmAthene. On July 8, 2016, pursuant to the Plan, the Company notified PharmAthene (the “Notification”) of its intention to satisfy PharmAthene’s claim by option (i), payment in full in cash. As part of the Notification, the Company paid PharmAthene $20 million, which is to be applied to payments to be made under option (i) set forth above, and otherwise nonrefundable. As a consequence of the Notification and the payment of $20 million to PharmAthene, the Company has until October 19, 2016 (“Final Treatment Date”) to treat the PharmAthene Claim under the Plan. Pursuant to the terms of the Plan, the Notification does not preclude treatment of the PharmAthene claim by option (ii) or option (iii) set forth above. Additionally, on July 20, 2016, a joint motion was filed by the Company and PharmAthene with the Bankruptcy Court in which the Company and PharmAthene jointly propose to further extend the Final Treatment Date to November 30, 2016, provided that the Company makes a $100 million payment to PharmAthene by October 19, 2016. The $100 million payment would be applied to payments to be made under option (i), and otherwise non-refundable. A Bankruptcy Court hearing for this motion is scheduled for August 15, 2016.

In addition, the Plan requires the Company to comply with certain affirmative and negative covenants from the Effective Date of the Plan until the covenants are terminated as provided under the Plan, and if the Company breaches any covenant, PharmAthene is entitled to exercise certain remedies provided in the Plan. In summary, the covenants:

•	restrict, limit or prohibit a broad range of potential financial, investment, strategic, and operational transactions, and actions; and

•
restrict many types of liens, asset transfers, dividends or indebtedness (unless resulting in full payment of the PharmAthene claim), limit expenditures (including SG&A and R&D expenses) and investments, require maintenance of insurance and intellectual property, restrict certain types of new contracts or changes/terminations to existing contracts, limit a range of employee-related transactions or actions, restrict certain types of tax changes, limit transactions with affiliates and require maintenance of the Company’s business, in particular with respect to its obligations under the BARDA Contract.

The Company does not expect ordinary course activities to be materially impacted by the covenants contained in the Plan, and the Company does not expect the covenants to have a material impact on the ultimate treatment of the PharmAthene claim.

The Plan further provides that an event of default with respect to a covenant contained in the Plan can occur if:

•	the Company provides PharmAthene with notice that an event of default has occurred and is continuing; or

•	the Bankruptcy Court makes a determination that an event of default has occurred and is continuing.

If an event of default occurs due to a breach of a covenant contained in the Plan, the remedies provided for in the Plan are:

•	the Company would be required to deposit all cash on hand in excess of $50 million in a collateral account for the benefit of PharmAthene;

•	liens on Company assets would be granted to unsecured creditors to secure any remaining payments to be made to creditors under the Plan;

•	a monitor would be appointed by PharmAthene, and stationed at the Company, to approve any payments made by the Company; and

•	the Company’s Board of Directors would be reconstituted, with a majority of directors appointed by PharmAthene.

Liabilities Subject to Compromise

Upon emergence from chapter 11 of the Bankruptcy Code, the Company substantially paid all of its Liabilities Subject to Compromise (prepetition liabilities), except for those liabilities related to the PharmAthene claim. The PharmAthene claim has been reclassified from Liabilities Subject to Compromise (non-current liability) to PharmAthene liability (current liability).

The amounts recorded as Liabilities Subject to Compromise represented amounts expected to be allowed in the Company’s chapter 11 case, even if they may be settled for lesser amounts. Such liabilities were reported at the Company's current estimate, where an estimate was determinable, of the allowed claim amount, even though they may have been settled for lesser amounts.

As of December 31, 2015 Liabilities Subject to Compromise consisted of the following:

	December 31, 2015
Accounts payable - pre-petition	834,219
Accrual- PharmAthene Litigation	205,400,068	(1)
Other accrued expenses - pre-petition	737,883
Total	$206,972,170
(1) Includes a $3.2 million accrual at December 31, 2015 for reimbursement of PharmAthene attorney's fees and expert fees, against which there is a $2.7 million surety bond that has cash collaterization of $1.3 million.

PharmAthene Litigation

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to TPOXX™, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc. On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”). As of June 30, 2016, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment and Plan-specified interest, is estimated to be approximately $204 million. The Outstanding Judgment award will be satisfied in accordance with the Plan as described above.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is impacted by the Delaware Supreme Court Affirmation, as well as by the uncertainty attendant to the exact manner in which PharmAthene's claim will be treated under the Plan. As of June 30, 2016, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment and Plan-specified interest, is estimated to be approximately $204 million. In addition, as of June 30, 2016, the Company has a net capital deficiency of $304 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the realization of assets and the satisfaction of liabilities are subject to uncertainties. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

Other Matters

On the Effective Date of the Plan in accordance with the Plan, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”). The Amended and Restated Certificate of Incorporation contains certain amendments to the Company’s certificate of incorporation, including an increase in the number of shares of common stock the Company has authority to issue. Under the Amended and Restated Certificate of Incorporation, the Company has authority to issue up to 600,000,000 shares of common stock.

On September 16, 2014, the Company received a letter from the NASDAQ Stock Market LLC asserting that, based on the Company’s chapter 11 filing, the Company no longer met the continuing listing requirements necessary to maintain its listing on the NASDAQ Stock Market and would be promptly delisted. On March 18, 2015, after the expiration of an extension of time granted pursuant to a Company appeal, the Company received a letter from the NASDAQ hearings panel stating that the Company's securities would be delisted from the NASDAQ Stock Market. On March 20, 2015, the Company's common shares were suspended from trading on the NASDAQ Global Market at the opening of business and the Company's shares began trading on the OTC Markets under the "SIGAQ" symbol. Following the Effective Date of the Plan, on April 18, 2016, the trading of the Company's shares on the OTC Markets moved from the "SIGAQ" symbol to the "SIGA" symbol.

2. Reorganization Items, net:

Reorganization items reflect expenses in connection with the chapter 11 case. For the three and six months ended June 30, 2016 and 2015, reorganization items consisted of expenses through the Effective Date of the Plan:

	Three months ended		Six Months Ended
	2016	2015	2016	2015
Legal fees	$273,436	$1,628,603	$1,951,381	$2,830,395
Professional fees	34,293	505,243	1,732,521	1,069,739
Trustee fees	20,000	13,000	33,000	26,000
Other	—	3,135	—	5,672
Totals	327,729	2,149,981	3,716,902	3,931,806

Subsequent to the Effective Date of the Plan, expenses directly attributable to the implementation of the Plan are reported in selling, general and administrative. During the three and six months ended June 30, 2016, through the Effective Date of the Plan, the Company paid approximately $809,000 and $2.3 million, respectively, for reorganization items.

3. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver two million courses of TPOXX™ to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The contract with BARDA (as modified, the "BARDA Contract") is worth approximately $470 million, including $409.8 million for manufacture and delivery of 1.7 million courses of TPOXX™ and $60 million of potential reimbursements related to development and supportive activities (the “Base Contract”).

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of TPOXX™. Additionally, the Company expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

On June 28, 2016, the Company entered into a modification of the BARDA Contract (the "BARDA Contract Modification"). The total value of the BARDA Contract is unchanged. Pursuant to the BARDA Contract Modification:

•
The payment for the manufacture and delivery of 1.7 million courses of TPOXX™ increased by $61.5 million. This was accomplished by reducing the holdback amount that is tied to the United States Food & Drug Administration (the "FDA") approval of TPOXX™ from $102.5 million to $41 million. On June 29, 2016, the Company invoiced BARDA $32.6 million in connection with the BARDA Contract Modification for courses previously delivered to the Strategic Stockpile. The Company received payment in July 2016.

•
The requirements for the $20.5 million milestone changed. For payment, this milestone now requires the Company to submit documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a Data & Safety Monitoring Board ("DSMB") and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA. Previously, this milestone required the successful submission to the FDA of a complete application for TPOXX™ regulatory approval. On August 2, 2016, the Company invoiced BARDA $20.5 million for meeting the milestone.

As of June 30, 2016, the Company has received $249.2 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX™. Included in this amount are a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX™, an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX™, and $187.7 million of payments for physical deliveries of TPOXX™ to the Strategic Stockpile beginning in 2013.

As of June 30, 2016, the Company is eligible to receive an additional $160.6 million under the Base Contract for the manufacture, delivery and purchase by BARDA of courses of TPOXX™. Included in this amount are: $99.2 million of payments related to physical deliveries of TPOXX™ to the Strategic Stockpile; a $20.5 million milestone payment for documentation indicating that data covering the first 100 subjects enrolled in the expanded human clinical safety trial have been submitted to and reviewed by a DSMB and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA; and a $41.0 million hold back payment, which represents an approximate 10% hold back on the $409.8 million of total payments tied to the manufacture and delivery of 1.7 million courses of TPOXX™ that are to be purchased by BARDA. The $41.0 million hold back payment would be triggered by FDA approval of TPOXX™, as long as the Company does not have a continuing product replacement obligation to BARDA. In July 2016, the Company received $32.6 million of payments related to product deliveries previously made to the Strategic Stockpile (see paragraph above regarding the BARDA Modification). Separately, the Company invoiced BARDA $21.3 million in July 2016 for the product delivery of 126,000 courses of TPOXX™ in July 2016. On August 2, 2016, the Company invoiced BARDA $20.5 million for meeting the milestone described above.

With regard to future product deliveries, between August 2016 and first quarter 2017, the Company expects to deliver and invoice for approximately 269,000 courses of TPOXX™ in order to receive the remaining payments tied to the physical delivery of TPOXX™ to the Strategic Stockpile. In total, the Company expects to deliver approximately 845,000 courses of TPOXX™ between August, 2016 and late 2017 in order to fulfill the delivery requirements of the BARDA Contract. Courses to be delivered are expected to be at a dosage of 600 mg administered twice per day (1,200 mg per day), and 269,000 courses are expected to be invoiced and 576,000 courses are expected to be at no additional cost to BARDA. Most of the “no additional cost to BARDA” courses are attributable to a change in TPOXX™ dosage (see paragraph below).

Starting in 2015, product deliveries of TPOXX™ have been at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once a day. The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of TPOXX™. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company expects to supplement previously delivered courses of TPOXX™, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company and BARDA agreed to an amendment (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification was approved by the Bankruptcy Court in April 2015. In February 2016, the FDA confirmed (through dose concurrence) its earlier dosage guidance of 600 mg administered twice per day (1,200 mg per day).

The Company expects to incur significant incremental costs with the production of additional dosage.

In addition to the Base Contract, the BARDA Contract also separately contains $122.7 million of options that, if exercised by BARDA: would result in a $50 million payment to the Company in the event of FDA approval for extension to 84-month expiry for TPOXX™ (from 38 month expiry as required in the Base Contract); would fund up to $58.3 million of development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX™; and/or would fund $14.4 million of production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may not exercise additional options in the future. Options are exercisable by BARDA at its sole discretion. BARDA has indicated that it will evaluate, after the FDA’s review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50 million payment to the Company in the event of FDA approval of 84-month expiry for TPOXX™.

The BARDA Contract expires in September 2020.

The BARDA Contract is a multiple deliverable arrangement comprising delivery of courses and covered research and development activities. The BARDA Contract provides certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until the Company’s obligations related to potential replacement of delivered courses are satisfied. The Company assessed the selling price for each of the aforementioned deliverables - research and development activities and drug product. The selling price of certain reimbursed research and development services was determined by reference to existing and past research and development grants and contracts between the Company and various government agencies. The selling price of drug product was determined by reference to other Companies’ sales of drug products such as antiviral therapeutics, orphan drugs and drugs with potential life-saving impact similar to TPOXX™, including products delivered to the Strategic Stockpile.

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

As of June 30, 2016 and December 31, 2015, deferred direct costs under the BARDA Contract of approximately $56.2 million and $52.5 million, respectively, are included in deferred costs on the consolidated balance sheets. As of June 30, 2016, the Company recorded $288.3 million of deferred revenue. Deferred revenue has been recorded for the delivery of courses of TPOXX™ to the Strategic Stockpile and certain supportive services provided as part of the BARDA Contract. For the three and six months ended June 30, 2016, revenue from reimbursed research and development was $1.2 million and $2.1 million, respectively.

Research Agreements
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $6.3 million. We may not utilize all available funds under the contract and/or grant.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

4. Financial Instruments

At June 30, 2016 and December 31, 2015, there were no liability classified warrants outstanding.

On April 30, 2013, the Company entered into a Services Agreement with M&F, a related party, for certain professional and administrative services. The Services Agreement had a term of three years. As consideration for the Services Agreement, the Company issued warrants to M&F to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The warrants were fully vested, immediately exercisable and remained exercisable for two years from issuance date. The grant-date fair value, determined using the Black-Scholes model, was recorded as an asset with a corresponding increase to equity. The asset was amortized over the contractual term of the warrant. On April 30, 2015, the warrants expired. For the three months ended June 30, 2016 and 2015, the Company recorded an expense of $0 and $11,365, respectively.

5. Per Share Data

The Company incurred losses for the three and six months ended June 30, 2016 and 2015 and as a result, equity instruments are excluded from the calculation of diluted loss per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016	2015
Stock Options	1,764,374		2,094,125		1,825,181	2,102,798
Stock-Settled Stock Appreciation Rights	360,031		370,094		360,173	371,018
Restricted Stock Units	587,115	(1)	1,061,347	(2)	611,895	1,130,673
Warrants	—		82,418		—	165,746

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

(1) Includes 313,337 restricted stock units that have vested but have not converted into common stock.
(2) Included 240,000 restricted stock units that vested but had not converted into common stock.

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

The Company uses model-derived valuations where inputs are observable in active markets. As of June 30, 2016, the Company did not hold level 2 and level 3 securities.

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

The Company had a Services Agreement with M&F and a warrant agreement with M&F. Refer to Note 4 to the financial statements for additional information.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended June 30, 2016, and 2015, the Company incurred costs of $249,000, and $170,000, respectively, related to services provided by the outside counsel. During the six months ended June 30, 2016 and 2015, the Company incurred costs of $561,000 and $373,000, respectively. On June 30, 2016, the Company’s outstanding payables included 345,000 payable to the outside counsel.

8. Inventory

The value of inventory represents the costs incurred to manufacture TPOXX™ under the BARDA Contract. Additional costs incurred to complete production of courses of TPOXX™ will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at June 30, 2016, and December 31, 2015:

	June 30, 2016	December 31, 2015
Finished goods	$6,268,570	$—
Work in-process	$22,663,323	$12,447,088
Inventory	$28,931,893	$12,447,088

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Leasehold improvements	$2,542,043	$2,542,044
Computer equipment	762,977	754,502
Furniture and fixtures	455,220	452,696
	3,760,240	3,749,242
Less - accumulated depreciation	(3,387,461)	(3,299,417)
Property, plant and equipment, net	$372,779	$449,825

Depreciation and amortization expense on property, plant, and equipment was $43,592 and $68,076 for the three months ended June 30, 2016 and 2015, respectively, and was $88,044 and $146,854 for the six months ended June 30, 2016 and 2015, respectively.

10. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Bonus	$466,630	$580,801
Professional fees	1,660,121	597,721
Vacation	267,319	227,863
Income taxes payable	—	389,443
Reorganization expenses (through the Effective Date of the Plan)	43,634	842,922
Other (including service vendors)	873,019	749,858
Accrued expenses and other current liabilities	$3,310,723	$3,388,608

11. Income Taxes

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

For the three and six months ended June 30, 2016, the Company recorded an income tax provision of $1,500 and $13,000, respectively, on a pre-tax loss of $9.6 million and $20.0 million, respectively. The effective tax rate differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax asset.

12. Recent Accounting Pronouncements

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

13. Commitments and Contingencies

In December 2006, PharmAthene filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to TPOXX™, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our alleged breach of that obligation. PharmAthene also alleged that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process.

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

In June 2012, the Company appealed to the Delaware Supreme Court the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of June 30, 2016.

On May 24, 2013, the Supreme Court of Delaware issued its decision, affirming the Delaware Court of Chancery’s judgment in part, reversing it in part, and remanding to Court of Chancery.

On August 8, 2014, the Court of Chancery issued its Remand Opinion. In its Remand Opinion, the Court of Chancery reversed its earlier conclusions and held that PharmAthene had carried its burden of demonstrating its entitlement to lump sum expectation damages for lost profits related to TPOXX™ by a preponderance of the evidence.

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

On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment, awarding to PharmAthene $113,116,985 in contract expectation damages, plus pre-judgment interest up to January 15, 2015, and certain permitted legal fees, costs, and expenses, for a judgment of $194,649,042. Pursuant to the Final Order and Judgment, SIGA also is liable to PharmAthene for post-judgment interest, which was specified in the Final Order and Judgment to be $30,663.89, per diem, such per diem amount to be periodically adjusted to reflect the applicable Delaware legal rate.

On January 16, 2015, the Company appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court.

On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc. On December 23, 2015, the Delaware Supreme Court affirmed the Final Order and Judgment (the "Delaware Supreme Court Affirmation").
As of June 30, 2016, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment and Plan-specified interest, is estimated to be approximately $204 million. As specified in the Plan, starting at the Effective Date of the Plan, interest accrues at an annual rate of 8.75% against the amount owed to PharmAthene. The accrued obligation includes a $3.2 million reimbursement obligation to PharmAthene for attorney's fees and expert expenses related to the case. The Final Order and Judgment will be satisfied in accordance with the Plan as described in Note 1 to the financial statements.

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

Overview

We are a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. Our lead product is TPOXX™, an orally administered antiviral drug that targets orthopoxviruses, including smallpox. While TPOXX™ is not yet licensed as safe or effective by the U.S. Food & Drug Administration, it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project Bioshield.

Background of Chapter 11 Case

On September 16, 2014 (the “Petition Date”), the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The Company operated its business as a “debtor-in-possession” until its emergence from chapter 11 of the Bankruptcy Code. The Company emerged from chapter 11 of the Bankruptcy Code on April 12, 2016. The Company did not apply the provision of fresh start accounting as ownership of existing shares of the Company's common stock remained unaltered by the Third Amended Chapter 11 Plan.

The Company commenced the chapter 11 case to preserve and to ensure its ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the financial statements) and to preserve its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

Plan of Reorganization

On April 7, 2016, the Company filed its Third Amended Chapter 11 Plan (the "Plan"), which was supported by the official committee of unsecured creditors appointed in the Company's chapter 11 case (the "UCC"). The Plan, as more fully described below, addresses, among other things, how the Company will treat and satisfy its liabilities relating to the period prior to the commencement of its chapter 11 case, including all claims held by PharmAthene. On April 8, 2016, the Bankruptcy Court confirmed the Plan and on April 12, 2016, the Plan became effective (the "Effective Date of the Plan").

The Plan provides for, among other things:

•
Prepetition unsecured claims (other than PharmAthene’s claim) will be paid in cash in full. As of June 30, 2016, the Company has paid $785,000 of prepetition unsecured claims. Remaining unpaid prepetition unsecured claims, other than those related to the PharmAthene claim, are $19,000 (no payments were made in July).

•
As of the Effective Date of the Plan, ownership of existing shares of the Company’s common stock remained unaltered by the Plan; however, existing shares are subject to potential future cancellation (without receipt of any consideration) in the event that PharmAthene’s claim is satisfied though the issuance of newly-issued shares of Company stock (option (ii) described in the bullet below).

•	As of the Effective Date of the Plan, the Company paid $5 million to PharmAthene, to be applied to payments to be made under option (i) set forth below, and otherwise nonrefundable.

•
The Company can treat PharmAthene’s claim under the Plan by one of three options: option (i) payment in full in cash of the Company’s obligation under the Delaware Court of Chancery Final Order and Judgment, which is estimated to be approximately $204 million as of June 30, 2016, by a date certain as specified in the Plan (currently October 19, 2016); or option (ii) delivery to PharmAthene of 100% of newly-issued stock of the Company, with all existing shares of the Company’s common stock being cancelled with no distribution to existing stockholders on account thereof; or option (iii) such other treatment as is mutually agreed upon by the Company and PharmAthene. On July 8, 2016, pursuant to the Plan, the Company notified PharmAthene (the “Notification”) of its intention to satisfy PharmAthene’s claim by option (i), payment in full in cash. As part of the Notification, the Company paid PharmAthene $20 million, which is to be applied to payments to be made under option (i) set forth above, and otherwise nonrefundable. As a consequence of the Notification and the payment of $20 million to PharmAthene, the Company has until October 19, 2016 (“Final Treatment Date”) to treat the PharmAthene Claim under the Plan. Pursuant to the terms of the Plan, the Notification does not preclude treatment of the PharmAthene claim by option (ii) or option (iii) set forth above. Additionally, on July 20, 2016, a joint motion was filed by the Company and PharmAthene with the Bankruptcy Court in which the Company and PharmAthene jointly propose to further extend the Final Treatment Date to November 30, 2016, provided that the Company makes a $100 million payment to PharmAthene by October 19, 2016. The $100 million payment would be applied to payments to be made under option (i), and otherwise non-refundable. A Bankruptcy Court hearing for this motion is scheduled for August 15, 2016.

In addition, the Plan requires the Company to comply with certain affirmative and negative covenants from the Effective Date of the Plan until the covenants are terminated as provided under the Plan, and if the Company breaches any covenant, PharmAthene is entitled to exercise certain remedies provided in the Plan. In summary, the covenants:

•	restrict, limit or prohibit a broad range of potential financial, investment, strategic, and operational transactions, and actions; and

•
restrict many types of liens, asset transfers, dividends or indebtedness (unless resulting in full payment of the PharmAthene claim), limit expenditures (including SG&A and R&D expenses) and investments, require maintenance of insurance and intellectual property, restrict certain types of new contracts or changes/terminations to existing contracts, limit a range of employee-related transactions or actions, restrict certain types of tax changes, limit transactions with affiliates and require maintenance of the Company’s business, in particular with respect to its obligations under the BARDA Contract.

The Company does not expect ordinary course activities to be materially impacted by the covenants contained in the Plan, and the Company does not expect the covenants to have a material impact on the ultimate treatment of the PharmAthene claim.

The Plan further provides that an event of default with respect to a covenant contained in the Plan can occur if:

•	the Company provides PharmAthene with notice that an event of default has occurred and is continuing; or

•	the Bankruptcy Court makes a determination that an event of default has occurred and is continuing.

If an event of default occurs due to a breach of a covenant contained in the Plan, the remedies provided for in the Plan are:

•	the Company would be required to deposit all cash on hand in excess of $50 million in a collateral account for the benefit of PharmAthene;

•	liens on Company assets would be granted to unsecured creditors to secure any remaining payments to be made to creditors under the Plan;

•	a monitor would be appointed by PharmAthene, and stationed at the Company, to approve any payments made by the Company; and

•	the Company’s Board of Directors would be reconstituted, with a majority of directors appointed by PharmAthene.

PharmAthene Litigation

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to TPOXX™, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc. On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”). As of June 30, 2016, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment and Plan-specified interest, is estimated to be approximately $204 million. The Outstanding Judgment award will be satisfied in accordance with the Plan as described above.

Lead Product - TPOXX™

On May 13, 2011, SIGA signed the BARDA Contract pursuant to which we agreed to deliver two million courses of TPOXX™ to the Strategic Stockpile. The BARDA Contract is worth approximately $470 million, including $409.8 million for manufacture and delivery of 1.7 million courses of TPOXX™ and $60 million of potential reimbursements related to development and supportive activities (the "Base Contract"). Under the Base Contract, BARDA has agreed to buy from SIGA 1.7 million courses of TPOXX™. Additionally, SIGA expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

On June 28, 2016, the Company entered into a modification of the BARDA Contract (the "BARDA Contract Modification"). The total value of the BARDA Contract is unchanged. Pursuant to the BARDA Contract Modification:

•
The payment for the manufacture and delivery of 1.7 million courses of TPOXX™ increased by $61.5 million. This was accomplished by reducing the holdback amount that is tied to the United States Food & Drug Administration (the"FDA") approval of TPOXX™ from $102.5 million to $41 million. On June 29, 2016, the Company invoiced BARDA $32.6 million in connection with the BARDA Contract Modification for courses previously delivered to the Strategic Stockpile. The Company received payment in July 2016.

•
The requirements for the $20.5 million milestone changed. For payment, this milestone now requires the Company to submit documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a Data & Safety Monitoring Board ("DSMB") and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA. Previously, this milestone required the successful submission to the FDA of a complete application for TPOXX™ regulatory approval. On August 2, 2016, the Company invoiced BARDA $20.5 million for meeting the milestone.

In addition to the Base Contract, the BARDA Contract also contains various options that, if exercisable at BARDA: would result in a $50 million payment to the Company in the event of FDA approval for extension to 84-month expiry for TPOXX™ (from 38 month expiry as required in the Base Contract); would fund up to $58.3 million of development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX™; and/or would fund $14.4 million of production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may not exercise additional options in the future. Options are exercisable by BARDA at its sole discretion. BARDA has indicated that it will evaluate, after the FDA's review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50 million payment to the Company in the event of FDA approval of 84-month expiry for TPOXX™.

The BARDA Contract expires in September 2020.

For courses of TPOXX™ that are physically delivered to the Strategic Stockpile, the Company has replacement obligations, at no cost to BARDA, in the event that the final version of TPOXX™ approved by the U.S. Food and Drug Administration (the "FDA") is different from any course of TPOXX™ that has been delivered to the Strategic Stockpile or if TPOXX™ does not meet any specific label claims, fails release testing or does not meet 38 month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX™ is recalled or deemed to be recalled for any reason.

We believe TPOXX™ is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. TPOXX™ is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated TPOXX™ for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options, revenue recognition, income taxes and contingencies. Information regarding our critical accounting policies and estimates appear in item 7, Management's Discussion of Analysis and Financial Condition and Results of Operations, of our Annual Report on form 10-K for the year-ended December 31, 2015, as filed on March 4, 2016. During the three months ended June 30, 2016 there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Three and six months ended June 30, 2016 and 2015

Revenues from research and development contracts and grants for the three months ended June 30, 2016 and 2015, were $1.9 million and $1.5 million, respectively. The increase in revenue of $434,000, or 29.6%, reflects a $727,000 increase in revenues from our federal contracts supporting the development of TPOXX™, partially offset by a $293,000 decrease in revenues from our grant revenues supporting research related to dengue fever.

Revenues from research and development contracts and grants for the six months ended June 30, 2016 and 2015, were $3.2 million and $2.7 million, respectively. The increase in revenue of $511,000, or 19.2%, is attributable to a $1.1 million increase in revenues from our federal contracts supporting the development of TPOXX™, partially offset by a $634,000 decrease in revenues from our grant revenues supporting research related to dengue fever.

Selling, General and Administrative expenses ("SG & A") for the three months ended June 30, 2016 and 2015, were $3.7 million and $2.6 million, respectively, reflecting an increase of $1.1 million, or 44.2%. The increase is primarily attributable to an increase of $1.0 million in professional service fees in connection with strategic initiatives.

SG&A expenses for the six months ended June 30, 2016 and 2015, were $6.4 million and $5.7 million, respectively, reflecting an increase of $728,000, or 12.9%. The increase is primarily attributable to an increase of $1.1 million in professional service fees in connection with strategic initiatives, partially offset by a $387,000 decrease in stock-based compensation expense.

Research and Development expenses ("R&D") for the three months ended June 30, 2016 and 2015 were both approximately $2.9 million, respectively. An increase of $626,000 in direct vendor-related expenses supporting the development of TPOXX™ was offset by: a $250,000 decrease in direct vendor-related expenses supporting research for the dengue antiviral drug candidate; a $239,000 write-off of leasehold improvements; and a $93,000 reduction in rent expense. The write-off of leasehold improvements, as well as the decrease in rent expense, is related to the relinquishment of the second floor space, in 2015, at the research and development facility in Corvallis, Oregon.

R&D expenses for the six months ended June 30, 2016 and 2015 were $5.5 million and $5.8 million, respectively, reflecting a decrease of $286,000 or 5%. An increase of $1.0 million in direct vendor-related expenses supporting the development of TPOXX™ was offset by: a $519,000 decrease in direct vendor-related expenses supporting research for the dengue antiviral drug candidate; a $208,000 reduction in employee and related expenses; a $239,000 write-off of leasehold improvements; and a $195,000 reduction in rent expense. The write-off of leasehold improvements, as well as the decrease in rent expense, is related to the relinquishment of the second floor space, in 2015, at the research and development facility in Corvallis, Oregon.

Patent expenses for the three and six months ended June 30, 2016 were $240,000 and $459,000, respectively. Patent expenses for the three and six months ended June 30, 2015 were $235,000 and $568,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Interest expense on the PharmAthene liability for the three and six months ended June 30, 2016 were approximately $3.9 million. Interest on the PharmAthene liability represents interest expense post Effective Date of the Plan on the Delaware Court of Chancery Final Order Judgment including post-judgment interest through the Effective Date of the Plan.

Interest expense for the three and six months ended June 30, 2016 was $10,000. Interest expense for the three and six months ended June 30, 2015 were $13,000 and $267,000, respectively. On January 16, 2015, the Company fully paid a fully-secured term loan provided by General Electric Corporation, including fees incurred in connection with the termination of the term loan.

Reorganization expenses for the three and six months ended June 30, 2016 were $328,000 and $3.7 million, respectively. Reorganization expenses for three and six months ended June 30, 2015 were $2.1 million and $3.9 million, respectively. These expenses were incurred in connection with the chapter 11 case. See Note 1 to the financial statements for additional information.

For the three and six months ended June 30, 2016, we incurred pre-tax losses of $9.6 million and $20.0 million and a corresponding income tax expense of $1,500 and $13,000, respectively. The effective tax rate during the three and six months ended June 30, 2016 were (0.02) % and (0.06) % respectively. Our effective tax rate for the period ended June 30, 2016 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets. For the three and six months ended June 30, 2015, we incurred pre-tax losses of $6.5 million and $13.6 million and corresponding income tax expense of $0.1 million and $0.2 million, respectively.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about our future profitability which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If the current estimates of future taxable income change, the Company’s assessment regarding the realization of deferred tax assets could change. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in the Company’s financial statements in the period the estimate is changed with a corresponding adjustment to operating results. Changes in estimates may occur often and can have a significant favorable or unfavorable impact on the Company’s operating results from period to period.

Liquidity and Capital Resources

As of June 30, 2016, the Company had $78 million in cash and cash equivalents compared with $112.7 million at December 31, 2015. On July 8, 2016, pursuant to the Plan, the Company notified PharmAthene (the “Notification”) of its intention to satisfy PharmAthene’s claim by payment in full in cash (see option (i) of the Plan in Note 1 for a description). As part of the Notification, the Company paid PharmAthene $20 million, which has been applied against the amount owed to PharmAthene, and is otherwise nonrefundable. On July 21, 2016, the Company received $32.6 million from BARDA as a result of the BARDA Contract Modification (see Note 3 for a detailed discussion of the BARDA Contract Modification). This amount was in accounts receivable at June 30, 2016. Additionally, in July 2016, the Company invoiced BARDA $21.3 million for the product delivery of TPOXX™ courses to the Strategic Stockpile; and on August 2, 2016 the Company invoiced BARDA $20.5 million for meeting a milestone. Furthermore, on July 20, 2016, a joint motion was filed by the Company and PharmAthene with the Bankruptcy Court in which the Company and PharmAthene propose to further extend the Final Treatment Date (for the PharmAthene claim) to November 30, 2016, provided that the Company will make a $100 million payment to PharmAthene by October 19, 2016. The $100 million payment would be applied to amounts owed to PharmAthene. A Bankruptcy Court hearing on this motion is scheduled for August 15, 2016.

There can be no assurance that cash on hand, cash generated from the BARDA contract and other operations, cash generated from asset sales or financings, and other available funds will be sufficient to satisfy the PharmAthene liability, which represents a liability of $204 million as of June 30, 2016. The PharmAthene liability, combined with the uncertainty attendant to the exact manner in which PharmAthene's claim will be treated under the Plan, raise substantial doubt about the Company's ability to continue as a going concern. On June 6, 2016, the Company filed with the SEC a Registration Statement, on Form S-1, seeking to register shares of common stock to be issued if and when the Company launches a rights offering (an “Equity Rights Offering”). As stated in such Registration Statement, completion of an Equity Rights Offering would be conditioned upon the closing of a debt issuance (“Debt Issuance”) and closing of both the Equity Rights Offering and the Debt Issuance would be conditioned on the Company having sufficient cash (after the consummation of the Equity Rights Offering and Debt Issuance) to fully pay the PharmAthene claim. There can be no assurance that the Company will be able to finalize either the aforementioned Equity Rights Offering or Debt Issuance, on satisfactory terms or at all. In addition, there can be no assurance that the Company will be able to satisfy the PharmAthene claim with, or without, the use of an Equity Rights Offering or Debt Issuance (other than through the cancellation of all of the currently outstanding shares of the Company and the granting of new shares to PharmAthene, representing all of the equity of the Company, as provided for under the Plan).

Pursuant to the Plan, the Company has a specified period of time to either satisfy the PharmAthene liability in full or otherwise agree with PharmAthene as to how the PharmAthene liability will be satisfied. If neither of these events occur, then under the Plan the Company must deliver to PharmAthene new shares of stock representing 100% of the stock of the Company, with all existing shares being cancelled and the holders thereof receiving no consideration (see Note 1 to the financial statements for a detailed discussion).

Change in Provisional Dosage of TPOXX™
As discussed in Note 3 to the financial statements, the Company expects to incur significant production costs due to the change in provisional dosage of TPOXX™.

Operating Activities
Net cash (used in) provided by operations for the six months ended June 30, 2016 and 2015 was $(34.7) million and $13.9 million, respectively. Cash usage is primarily related to recurring operating costs, costs attendant to the administration of the chapter 11 case, pre-petition claim payments, and $12.7 million of payments to contract manufacturing organizations ("CMOs") for the manufacture and related support of TPOXX™. Additionally, a $5 million payment was made to PharmAthene on the Effective Date of the Plan (to be applied against the PharmAthene liability) and $3.9 million of interest payments have been made to PharmAthene during the three months ended June 30, 2016. During the six months ended June 30, 2015, the Company received approximately $29.7 million from BARDA for the product delivery of TPOXX™, partially offset by cash usage related to recurring operating costs, costs attendant to the administration of the Company's chapter 11 case, and $1.6 million of payments to CMOs for the manufacture of TPOXX™.

Investing Activities
Net cash (used in) provided by investing activities for the six months ended June 30, 2016 and 2015 were $(11,000) and $4 million, respectively. For the three months ended June 30, 2016, cash used relates to capital expenditures. During the first quarter of 2015, the Company paid the GE term loan in full and the collateral on the $4 million restricted cash was released and the restricted cash was reclassed to the cash and cash equivalent.

Financing Activities
Net cash used by financing activities for the six months ended June 30, 2015 was $2 million. During the first quarter of 2015, the Company repaid the GE term loan in full.

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

Safe Harbor Statement Update

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to the progress of SIGA’s development programs and time lines for bringing products to market, the enforceability of the BARDA Contract, proposed actions or plans related to or arising from the loss of SIGA's litigation with PharmAthene and the treatment of PharmAthene's claim under SIGA's Plan. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (xi) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (xii) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xiii) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xiv) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, and (xv) the risk that we may be unable to satisfy the judgment in favor of PharmAthene other than by giving PharmAthene all the equity in SIGA. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of anticipated events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2006, PharmAthene filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to TPOXX™, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our alleged breach of that obligation. PharmAthene also alleged that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process.

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

In June 2012, the Company appealed to the Delaware Supreme Court the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of June 30, 2016.

On May 24, 2013, the Supreme Court of Delaware issued its decision, affirming the Delaware Court of Chancery’s judgment in part, reversing it in part, and remanding to Court of Chancery.

On August 8, 2014, the Court of Chancery issued its Remand Opinion. In its Remand Opinion, the Court of Chancery reversed its earlier conclusions and held that PharmAthene had carried its burden of demonstrating its entitlement to lump sum expectation damages for lost profits related to TPOXX™ by a preponderance of the evidence.

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

On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment, awarding to PharmAthene $113,116,985 in contract expectation damages, plus pre-judgment interest up to January 15, 2015, and certain permitted legal fees, costs, and expenses, for a judgment of $194,649,042. Pursuant to the Final Order and Judgment, SIGA also is liable to PharmAthene for post-judgment interest, which was specified in the Final Order and Judgment to be $30,663.89, per diem, such per diem amount to be periodically adjusted to reflect the applicable Delaware legal rate.

On January 16, 2015, the Company appealed from certain portions of the Delaware Court of Chancery's rulings on remand, including but not limited to the Final Order and Judgment, to the Delaware Supreme Court.

On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc. On December 23, 2015, the Delaware Supreme Court affirmed the Final Order and Judgment (the "Delaware Supreme Court Affirmation").

As of June 30, 2016, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment and Plan-specified interest, is estimated to be approximately $204 million. As specified in the Plan, starting at the Effective Date of the Plan, interest accrues at an annual rate of 8.75% against the amount owed to PharmAthene. The accrued obligation includes a $3.2 million reimbursement obligation to PharmAthene for attorney's fees and expert expenses related to the case. The Final Order and Judgment will be satisfied in accordance with the Plan as described in Note 1 to the financial statements.

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
10.1
Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Eric A. Rose (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10.2
Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Daniel J. Luckshire (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10.3
Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10.4	Separation Agreement, dated January 5, 2016, between SIGA Technologies, Inc. and William J. Haynes (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).
10.5	Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Robin Abrams (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).
10.6
Amendment of Solicitation/Modification of Contract 0013, dated June 28, 2016, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 8-K of the Company filed on July 5, 2016).

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	August 8, 2016	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)