Form 10-Q
period 2016-09-30
SIGA TECHNOLOGIES INC
filed 2016-11-02
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
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

As of October 31, 2016 the registrant had outstanding 54,284,296 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$20,492,788	$112,711,028
Accounts receivable	38,747,077	3,676,730
Inventory	17,751,519	12,447,088
Prepaid expenses and other current assets	9,586,430	623,983
Total current assets	86,577,814	129,458,829

Property, plant and equipment, net	330,118	449,825
Deferred costs	74,388,990	52,936,428
Goodwill	898,334	898,334
Other assets	642,083	1,989,520
Total assets	$162,837,339	$185,732,936
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,925,464	$3,944,476
Accrued expenses and other current liabilities	4,793,300	3,388,608
PharmAthene Liability	93,654,855	—
Warrant liabilities	6,954,154	—
Total current liabilities	108,327,773	7,333,084

Deferred revenue	367,123,574	255,258,371
Deferred income tax liability, net	281,889	265,643
Other liabilities	269,047	332,218
Liabilities subject to compromise	—	206,972,170
Total liabilities	476,002,283	470,161,486
Stockholders’ Deficit
Common stock ($.0001 par value, 600,000,000 and 100,000,0000 shares authorized, 54,284,296 and 54,114,296 issued and outstanding at September 30, 2016, and December 31, 2015, respectively)	5,411	5,411
Additional paid-in capital	177,530,037	177,008,371
Accumulated deficit	(490,700,392)	(461,442,332)
Total stockholders’ deficit	(313,164,944)	(284,428,550)
Total liabilities and stockholders’ deficit	$162,837,339	$185,732,936

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Research and development	$4,658,355	$1,327,403	$7,829,402	$3,986,955

Operating expenses
Selling, general and administrative	2,855,255	2,321,236	9,276,507	7,987,498
Research and development	6,068,567	2,426,567	11,553,469	8,197,068
Patent preparation fees	230,246	194,444	689,651	762,881
Litigation accrual	—	13,553	—	40,291
Interest on PharmAthene liability	3,566,451	—	10,716,276	—
Total operating expenses	12,720,519	4,955,800	32,235,903	16,987,738
Operating loss	(8,062,164)	(3,628,397)	(24,406,501)	(13,000,783)
Interest expense	(94,776)	—	(104,991)	(266,726)
(Increase) in fair value of warrant liabilities	(1,121,530)	—	(1,121,530)	—
Other income, net	30,756	12,483	100,556	28,823
Reorganization items, net	—	(1,948,696)	(3,716,902)	(5,880,501)
Loss before income taxes	(9,247,714)	(5,564,610)	(29,249,368)	(19,119,187)
Benefit and (provision) for income taxes	4,072	(65,910)	(8,692)	(238,089)
Net and comprehensive loss	$(9,243,642)	$(5,630,520)	$(29,258,060)	$(19,357,276)
Loss per share: basic and diluted	$(0.17)	$(0.10)	$(0.54)	$(0.36)
Weighted average shares outstanding: basic and diluted	54,284,296	53,919,896	54,205,354	53,668,463

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net Loss	$(29,258,060)	$(19,357,276)
Adjustments to reconcile net loss to net cash (used in) provided by in operating activities:
Depreciation and other amortization	130,704	199,144
Stock-based compensation	521,666	1,225,305
Write-off of leasehold improvements	—	238,501
Increase in fair value of warrant liabilities	1,121,530	—
Non-cash interest expense	—	10,052
Changes in assets and liabilities:
Accounts receivable	(35,070,347)	(487,600)
Inventory	(5,304,431)	17,952,529
Deferred costs	(21,452,562)	(21,448,121)
Prepaid expenses and other current assets	(1,835,322)	(35,232)
Other assets	1,347,437	—
Deferred income taxes, net	16,246	13,543
Accounts payable, accrued expenses and other current liabilities	385,680	714,490
PharmAthene liability	93,654,855	—
Liabilities subject to compromise	(206,972,170)	(206,412,018)
Deferred revenue	111,865,203	255,012,995
Other liabilities	(63,171)	—
Net cash (used in) provided by operating activities	(90,912,742)	27,626,312
Cash flows from investing activities:
Capital expenditures	(10,997)	(63,166)
Restricted cash	—	4,000,000
Net cash (used in) provided by investing activities	(10,997)	3,936,834
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	—	12,200
Payments associated with loan agreement and rights offering	(1,294,501)	—
Repayment of long-term debt	—	(2,000,000)
Net cash (used in) provided by financing activities	(1,294,501)	(1,987,800)
Net increase (decrease) in cash and cash equivalents	(92,218,240)	29,575,346
Cash and cash equivalents at beginning of period	112,711,028	99,713,929
Cash and cash equivalents at end of period	$20,492,788	$129,289,275

Supplemental disclosure of non-cash financing activities:
Fair value of warrants, at issuance date, in connection with loan agreement and recorded as warrant liabilities	$(5,832,624)	$—

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2015, included in the 2015 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2015 Annual Report on Form 10-K filed on March 4, 2016. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2015 year-end condensed balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year.

Our lead product is TPOXX®, also known as tecovirimat or ST-246.

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

The Plan provides for, among other things:

•	Prepetition unsecured claims (other than PharmAthene’s claim) will be paid in cash in full. As of September 30, 2016, the Company has paid $785,000 of prepetition unsecured claims.

•
As of the Effective Date of the Plan, ownership of existing shares of the Company’s common stock remained unaltered by the Plan; however, existing shares are subject to potential future cancellation (without receipt of any consideration) in the event that PharmAthene’s claim is satisfied though the issuance of newly-issued shares of Company stock (option (ii) described in the second bullet below).

•
As of the Effective Date of the Plan, the Company paid $5 million to PharmAthene, to be applied to payments to be made under option (i) set forth in the bullet immediately below, and otherwise nonrefundable.

•
The Company can treat PharmAthene’s claim under the Plan by one of three options: option (i) payment in full in cash of the Company’s obligation under the Delaware Court of Chancery Final Order and Judgment, which is estimated to be approximately $93.7 million as of September 30, 2016, by a date certain (ii) delivery to PharmAthene of 100% of newly-issued stock of the Company, with all existing shares of the Company’s common stock being cancelled with no distribution to existing stockholders on account thereof; or (iii) such other treatment as is mutually agreed upon by the Company and PharmAthene. On July 8, 2016, pursuant to the Plan, the Company notified PharmAthene (the “Notification”) of its intention to satisfy PharmAthene’s claim by option (i), payment in full in cash. As part of the Notification, the Company paid PharmAthene $20 million, which is to be applied to payments to be made under option (i) set forth above, and otherwise nonrefundable. As a consequence of the Notification and the payment of $20 million to PharmAthene, the Company had until October 19, 2016 (“Final Treatment Date”) to settle the PharmAthene claim under the Plan. On July 20, 2016, a joint motion was filed by the Company and PharmAthene with the Bankruptcy Court in which the Company and PharmAthene proposed to further extend the Final Treatment Date to November 30, 2016, provided that the Company made a $100 million payment to PharmAthene by October 19, 2016 which would be applied to payments to be made under (i) above, otherwise non-refundable. The Bankruptcy Court entered an order affirming the joint motion on August 18, 2016. In September and early October, the Company paid PharmAthene $90 million and $10 million, respectively (for a total of $100 million) in order to satisfy the extension requirement. As of September 30, 2016, a cumulative total of $115 million of payments have been made by the Company against the PharmAthene claim. As such, the obligation to PharmAthene as of September 30, 2016 is approximately $93.7 million. In October, the Company paid an additional $10 million against the PharmAthene obligation. As of October 31, 2016, the Company's remaining obligation to PharmAthene is approximately $83.7 million.

In addition, the Plan requires the Company to comply with certain affirmative and negative covenants from the Effective Date of the Plan until the covenants are terminated as provided under the Plan, (including, for example, upon full satisfaction of the PharmAthene claim) and if the Company breaches any covenant, PharmAthene is entitled to exercise certain remedies provided in the Plan. In summary, the covenants:

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

Loan Agreement

On September 2, 2016, we entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company will receive $80 million of gross proceeds upon the satisfaction of certain conditions. Proceeds related to the Loan Agreement ($80 million) were placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). The Company does not have access to, or any ownership interest in, the escrow account. Proceeds in the escrow account bear interest at a per annum rate equal to the Adjusted LIBOR Rate (as defined in the Loan Agreement) plus 11.50%, subject to adjustment as set forth in the Loan Agreement. Interest on amounts held in the escrow account is payable only if the Escrow Release Date occurs. Upon satisfaction of certain conditions, such as the completion of the Rights Offering (as defined in Note 14, Subsequent Events), funds will be released from the escrow account and be used to pay the PharmAthene claim or transferred to the Reserve Account (the date on which such transfer occurs, the “Escrow Release Date”). Funds will only be released from the escrow account if the PharmAthene Judgment is fully satisfied upon the Escrow Release Date.

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80,000,000 (the “Term Loan”), of which (i) $25,000,000 (net of any accrued an unpaid interest owed under the Loan Agreement as of the Escrow Release Date of such Term Loan) will be held in a reserve account (the “Reserve Account”); (ii) $5,000,000 will also be held in the Reserve Account and up to the full amount of such $5,000,000 may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the $25,000,000 is due and owing and any of such $5,000,000 remains in the Reserve Account; and (iii) $50,000,000 (net of fees and expenses then due and owing to the Lender) of such Term Loan will be paid to PharmAthene or its designee as part of a final payment to satisfy the PharmAthene claim. The $25,000,000 of funds held in the aforementioned Reserve Account will only be utilized to pay interest on the Term Loan as it becomes due. Funds from the Term Loan can only be released from escrow and used as part of a final payment to satisfy the PharmAthene claim once the Company completes the Rights Offering, and provided that the PharmAthene claim is fully satisfied upon the Escrow Release Date and certain other conditions as more particularly described in the Loan Agreement are satisfied. Until these conditions are met, funds from the Term Loan are not available for use by the Company. Until the Escrow Release Date occurs, the Company does not have an obligation to make any payments under the Loan Agreement, no security shall be granted under the Loan Agreement and no affirmative or negative covenants or events of default shall be effective under the Loan Agreement. As of September 30, 2016, the Escrow Release Date has not occurred and the Lender has not released any funds from the escrow account under the Term Loan.

The Term Loan shall mature on the earliest to occur of (i) the four year anniversary of the Escrow Release Date, (ii) the acceleration of certain obligations pursuant to the Loan Agreement, and (iii) December 1, 2016 if the Escrow Release Date has not occurred by November 30, 2016.

Through the three and one-half year anniversary of the Escrow Release Date, any prepayment of the Term Loan is subject to a make-whole in which interest payments related to the prepaid amount are due (subject to a discount of treasury rate plus 0.50%).

In connection with the Term Loan, the Company will grant the Lender a lien on and security interest in all of the Company’s right, title and interest in substantially all of the Company’s tangible and intangible assets, including all intellectual property.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum cash balance throughout the term of the Term Loan and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business and enter into certain merger or consolidation transactions. The aforementioned minimum cash requirement will be $15 million after the Escrow Release Date until June 30, 2017 and will reduce to $10 million for the remainder of 2017 and reduce to $5 million for 2018 until the earlier of (i) December 31, 2018 and (ii) 45 days after FDA approval of TPOXX; thereafter, the minimum cash requirement will be $20 million.

The Loan Agreement includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) the material inaccuracy of representations or warranties made thereunder, (iii) non-compliance with covenants thereunder, (iv) non-payment of amounts due under, or the acceleration of, other material indebtedness of the Company and (v) bankruptcy or insolvency events. Upon the occurrence and during the continuance of an event of default under the Loan Agreement, the interest rate may increase by 2.00% per annum above the rate of interest otherwise in effect, and the Lenders would be entitled to accelerate the maturity of the Company’s outstanding obligations thereunder.

In connection with the Loan Agreement, as of September 30, 2016, $1.2 million of costs have been incurred. The Company expects an additional $5-$6 million of fees and expenses to be payable upon, or after, the Escrow Release Date. Furthermore, an incremental $4 million will become payable when principal of the Term Loan is repaid.

Warrant

On September 2, 2016, in connection with the entry into the Loan Agreement, the Company issued a warrant (the “Warrant”) to OCM Strategic Credit SIGTEC Holdings, LLC to purchase a number of shares of the Company’s common stock equal to $4,000,000 divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering (see Note 14, Subsequent Events for a description of the Rights Offering). The exercise price of the Warrant will be the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. (please see Note 4 for additional disclosure on the Warrant).

Liabilities Subject to Compromise

Upon emergence from chapter 11 of the Bankruptcy Code on April 12, 2016, the Company substantially paid all of its Liabilities Subject to Compromise (prepetition liabilities), except for those liabilities related to the PharmAthene claim. The PharmAthene claim has been reclassified from Liabilities Subject to Compromise (non-current liability) to PharmAthene liability (current liability).

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

PharmAthene Litigation

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to TPOXX®, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc. On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”). As of September 30, 2016, the remaining accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment and Plan-specified interest, is estimated to be approximately $93.7 million. The Outstanding Judgment award will be satisfied in accordance with the Plan as described above.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company’s ability to continue as a going concern is impacted by the Delaware Supreme Court Affirmation, the magnitude of the remaining obligation to PharmAthene ($93.7 million) as of September 30, 2016 and by the uncertainty attendant to the exact impact of the Rights Offering and the Term Loan. There can be no assurance that the Company will be able to finalize either the aforementioned Rights Offering or Term Loan, on satisfactory terms or at all. In addition, as of September 30, 2016, the Company has a net capital deficiency of $313 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As such, the realization of assets and the satisfaction of liabilities are subject to uncertainties. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

2. Reorganization Items, net:

Reorganization items reflect expenses in connection with the chapter 11 case. For the three and nine months ended September 30, 2016 and 2015, reorganization items consisted of expenses through the Effective Date of the Plan:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Legal fees	$—	$1,449,543	$1,951,381	$4,279,937
Professional fees	—	486,153	1,732,521	1,555,892
Trustee fees	—	13,000	33,000	39,000
Other	—	—	—	5,672
Totals	—	1,948,696	3,716,902	5,880,501

Subsequent to the Effective Date of the Plan, expenses directly attributable to the implementation of the Plan are reported in selling, general and administrative. During the nine months ended September 30, 2016, through the Effective Date of the Plan, the Company paid approximately $4.6 million for reorganization items. During the three and nine months ended September 30, 2015, the Company paid approximately $2.2 million and $5.1 million, respectively, for reorganization items.

3. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver two million courses of TPOXX® to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The contract with BARDA (as modified, the "BARDA Contract") is worth approximately $472 million, including $409.8 million for manufacture and delivery of 1.7 million courses of TPOXX® and $62 million of potential reimbursements related to development and supportive activities (the “Base Contract”).

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of TPOXX®. Additionally, the Company expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

On June 28, 2016, the Company entered into a modification of the BARDA Contract (the "BARDA Contract Modification"). The total value of the BARDA Contract is unchanged. Pursuant to the BARDA Contract Modification:

•
The payment for the manufacture and delivery of 1.7 million courses of TPOXX® increased by $61.5 million. This was accomplished by reducing the holdback amount that is tied to the United States Food & Drug Administration (the "FDA") approval of TPOXX® from $102.5 million to $41 million. In July 2016, the Company received payment of $32.6 million in connection with the BARDA Contract Modification for courses previously delivered to the Strategic Stockpile.

•
The requirements for the $20.5 million milestone changed. For payment, this milestone was modified to require the Company to submit documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a Data & Safety Monitoring Board ("DSMB") and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA. Previously, this milestone required the successful submission to the FDA of a complete application for TPOXX® regulatory approval. During the third quarter of 2016, the Company has met the modified milestone and has received payment.

As of September 30, 2016, the Company has received $323.6 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX®. Included in this amount are a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX®, an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX®, a $20.5 million milestone payment in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a DSMB and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA, and $241.5 million of payments for physical deliveries of TPOXX® to the Strategic Stockpile beginning in 2013.

As of September 30, 2016, the Company is eligible to receive an additional $86.3 million under the Base Contract for the manufacture, delivery and purchase by BARDA of courses of TPOXX®. Included in this amount are: $45.4 million of payments related to physical deliveries of TPOXX® to the Strategic Stockpile ; and a $41 million hold back payment, which represents an approximate 10% hold back on the $409.8 million of total payments tied to the manufacture and delivery of 1.7 million courses of TPOXX® that are to be purchased by BARDA. The $41 million hold back payment would be triggered by FDA approval of TPOXX®, as long as the Company does not have a continuing product replacement obligation to BARDA. In October 2016, the Company received a $36.8 million payment for the product delivery (in September) of 218,000 courses of TPOXX®. This amount is recorded as a receivable at September 30, 2016.

With regard to future product deliveries, between November 2016 and first quarter 2017, the Company expects to deliver and invoice for approximately 51,000 courses of TPOXX® in order to receive the remaining payments (approximately $8.5 million) tied to the physical delivery of TPOXX® to the Strategic Stockpile. In total, the Company expects to deliver approximately 627,000 courses of TPOXX® between November, 2016 and late 2017 in order to fulfill the delivery requirements of the BARDA Contract. Courses to be delivered are expected to be at a dosage of 600 mg administered twice per day (1,200 mg per day), and 51,000 courses are expected to be invoiced and 576,000 courses are expected to be at no additional cost to BARDA. Most of the “no additional cost to BARDA” courses are attributable to a change in TPOXX® dosage (see paragraph below).

Starting in 2015, product deliveries of TPOXX® have been at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once a day. The change in the provisional dosage is based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of TPOXX®. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company expects to supplement previously delivered courses of TPOXX®, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the new provisional dosage. The Company and BARDA agreed to an amendment (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification was approved by the Bankruptcy Court in April 2015. In February 2016, the FDA confirmed (through dose concurrence) its earlier dosage guidance of 600 mg administered twice per day (1,200 mg per day).

The Company expects to incur significant incremental costs with the production of additional dosage.

In addition to the Base Contract, the BARDA Contract also separately contains $122.7 million of options that, if exercised by BARDA: would result in a $50 million payment to the Company in the event of FDA approval for extension to 84-month expiry for TPOXX® (from 38 month expiry as required in the Base Contract); would fund up to $58.3 million of development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX®; and/or would fund $14.4 million of production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may not exercise additional options in the future. Options are exercisable by BARDA at its sole discretion. BARDA has indicated that it will evaluate, after the FDA’s review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50 million payment to the Company in the event of FDA approval of 84-month expiry for TPOXX®.

The BARDA Contract expires in September 2020.

The BARDA Contract is a multiple deliverable arrangement comprising delivery of courses and covered research and development activities. The BARDA Contract provides certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until the Company’s obligations related to potential replacement of delivered courses are satisfied. The Company assessed the selling price for each of the aforementioned deliverables - research and development activities and drug product. The selling price of certain reimbursed research and development services was determined by reference to existing and past research and development grants and contracts between the Company and various government agencies. The selling price of drug product was determined by reference to other Companies’ sales of drug products such as antiviral therapeutics, orphan drugs and drugs with potential life-saving impact similar to TPOXX®, including products delivered to the Strategic Stockpile.

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

As of September 30, 2016 and December 31, 2015, deferred direct costs under the BARDA Contract of approximately $74.4 million and $52.9 million, respectively, are included in deferred costs on the consolidated balance sheets. As of September 30, 2016, the Company recorded $367.1 million of deferred revenue. Deferred revenue has been recorded for the delivery of courses of TPOXX® to the Strategic Stockpile and certain supportive services provided as part of the BARDA Contract. For the three and nine months ended September 30, 2016, revenue from reimbursed research and development was $4.3 million and $6.4 million, respectively.

Research Agreements
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $8.3 million. We may not utilize all available funds under the contract and/or grant.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

4. Financial Instruments
September 2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement, the Company issued the Warrant. The exercise price of the Warrant will be the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance.
The Company classified the Warrant as a liability. The Company is required to revalue the liability classified Warrant at the end of each reporting period with the change in fair value being reported in earnings or loss.
On September 2, 2016, the date of issuance, the fair value of the Warrant was $5.8 million. A Monte Carlo simulation-model was applied to calculate the fair value of the liability classified Warrant using the following assumptions: risk free interest rate of 1.6%; no dividend yield; an expected life of 10 years; and a volatility factor of 80%. The fair value of the Warrant at September

30, 2016 was $6.9 million. For the quarter-ended September 30, 2016, the Company recorded a loss of $1.1 million as a result of a net increase in fair value in the liability classified Warrant.
Other Warrants
On April 30, 2013, the Company entered into a Services Agreement with M&F, a related party, for certain professional and administrative services. The Services Agreement had a term of three years. As consideration for the Services Agreement, the Company issued warrants to M&F (the "M&F Warrants") to acquire 250,000 shares of common stock at an exercise price of $3.29 per share. The M&F Warrants were fully vested, immediately exercisable and remained exercisable for two years from issuance date. The grant-date fair value, determined using the Black-Scholes model, was recorded as an asset with a corresponding increase to equity. The asset was amortized over the contractual term of the M&F Warrant. On April 30, 2015, the M&F Warrants expired. For the nine months ended September 30, 2016 and 2015, the Company recorded an expense of $0 and $45,456, respectively.

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

The Company classifies the Warrant in level 2. As of September 30, 2016, the Company did not hold any level 3 securities.

6. Per Share Data

The Company incurred losses for the three and nine months ended September 30, 2016 and 2015 and as a result, equity instruments are excluded from the calculation of diluted loss per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Stock Options	1,756,967		2,035,467		1,802,277		2,066,848
Stock-Settled Stock Appreciation Rights	360,031		365,689		360,125		369,222
Restricted Stock Units	586,675	(1)	853,840	(2)	603,427		1,039,907
Warrants	840,579	(3)	—		282,238	(3)	109,890

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
(3) For the three and nine months ended September 30, 2016, the weighted average number of shares that could be purchased with the Warrant issued on September 2, 2016. Number of shares to be purchased under the Warrant will be equal to $4,000,000 divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering.

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

In connection with a planned Rights Offering, the Company has entered into a backstop agreement with M&F. Please see the Subsequent Events note for a description of the backstop agreement.

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended September 30, 2016, and 2015, the Company incurred costs of $528,436, and $102,000, respectively, related to services provided by the outside counsel. During the nine months ended September 30, 2016 and 2015, the Company incurred costs of $1,065,873 and $475,000, respectively. On September 30, 2016, the Company’s outstanding payables included $511,027 payable to the outside counsel.

8. Inventory

The value of inventory represents the costs incurred to manufacture TPOXX® under the BARDA Contract. Additional costs incurred to complete production of courses of TPOXX® will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at September 30, 2016, and December 31, 2015:

	September 30, 2016	December 31, 2015
Work in-process	$17,751,519	$12,447,088
Inventory	$17,751,519	$12,447,088

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Leasehold improvements	$2,542,043	$2,542,044
Computer equipment	762,977	754,502
Furniture and fixtures	455,219	452,696
	3,760,239	3,749,242
Less - accumulated depreciation	(3,430,121)	(3,299,417)
Property, plant and equipment, net	$330,118	$449,825

Depreciation and amortization expense on property, plant, and equipment was $42,660 and $52,290 for the three months ended September 30, 2016 and 2015, respectively, and was $130,704 and $199,144 for the nine months ended September 30, 2016 and 2015, respectively.

10. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Bonus	$1,384,184	$580,801
Professional fees	2,069,198	597,721
Vacation	255,553	227,863
Other (primarily R&D vendors)	1,084,365	1,982,223
Accrued expenses and other current liabilities	$4,793,300	$3,388,608

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

For the three and nine months ended September 30, 2016, the Company recorded an income tax benefit and (provision) of $4,000 and $(8,700), respectively, on a pre-tax loss of $9.2 million and $29.2 million, respectively. The effective tax rate differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax asset.

12. Recent Accounting Pronouncements

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company believes the adoption of the ASU will not have an impact on its consolidated financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt the amendments in the first quarter of 2017, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company believes the adoption of the ASU will not have an impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. The ASU only addresses the measurement of the inventory if its value declines or is impaired. Prior to the issuance of the standard, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). This necessitated obtaining three data points to determine market value. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies. The ASU defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective prospectively for annual periods beginning after December 15, 2016. The Company believes the adoption of the ASU will not have an impact on its consolidated financial statements.

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

13. Commitments and Contingencies

In December 2006, PharmAthene filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to TPOXX®, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our alleged breach of that obligation. PharmAthene also alleged that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process.

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

In June 2012, the Company appealed to the Delaware Supreme Court the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of September 30, 2016.

On May 24, 2013, the Supreme Court of Delaware issued its decision, affirming the Delaware Court of Chancery’s judgment in part, reversing it in part, and remanding to Court of Chancery.

On August 8, 2014, the Court of Chancery issued its Remand Opinion. In its Remand Opinion, the Court of Chancery reversed its earlier conclusions and held that PharmAthene had carried its burden of demonstrating its entitlement to lump sum expectation damages for lost profits related to TPOXX® by a preponderance of the evidence.

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

As of September 30, 2016, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment and Plan-specified interest, is estimated to be approximately $93.7 million. As specified in the Plan, starting at the Effective Date of the Plan, interest accrues at an annual rate of 8.75% against the amount owed to PharmAthene. The accrued obligation includes a $3.2 million reimbursement obligation to PharmAthene for attorney's fees and expert expenses related to the case. The Final Order and Judgment will be satisfied in accordance with the Plan as described in Note 1 to the financial statements.

From time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. The Company believes that there is no dispute or litigation pending, except as discussed above, that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

14. Subsequent Events

Rights Offering

On October 21, 2016, the Company commenced an equity rights offering (the “Rights Offering”) for approximate gross proceeds of $35.3 million. As part of the Rights Offering, each stockholder of the Company received one subscription right for each share of common stock owned as of the record date of October 12, 2016. Each subscription right entitles its holder to invest $0.65 towards the purchase of shares of the Company’s common stock at a subscription price equal to the lower of $1.50 or 85% of the volume weighted average price of Company shares during market hours on the expiration date of the Rights Offering.

The Rights Offering is expected to expire at 5:00 pm, New York City time, on November 8, 2016, subject to early termination or extension. Subscription rights that are not exercised prior to the expiration date will expire and have no value.

Proceeds from the Rights Offering, in combination with other sources of liquidity, will be used by the Company to satisfy the remaining portion of the PharmAthene liability.

Rights Offering - Backstop Agreement

On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into an investment agreement, or “backstop agreement,” with ST Holdings One LLC (“MacAndrews”), which is a wholly owned subsidiary of MacAndrews & Forbes LLC, and other parties (collectively, together with MacAndrews, the “Backstop Parties”). Under the terms of the backstop agreement, the Backstop Parties will purchase, pursuant to a separate private placement, a number of shares of the Company common stock equal to the number of shares that are not subscribed for in the Rights Offering, if any, provided that to the extent MacAndrews’ acquisition of the Company’s voting stock would require a filing and approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), MacAndrews will receive non-voting convertible preferred stock in lieu of common stock, which preferred stock will automatically convert to common stock upon receipt of HSR Act approval, and will not be convertible to common stock without such HSR Act approval. Under the backstop agreement, the subscription price will be equal to the subscription price applicable to all shareholders under the rights offering. The Backstop Parties, taken together, will receive the backstop fee of $1.76 million, or 5% of the maximum gross proceeds of the rights offering, for providing the backstop commitment, payable, at the option of the Company, in cash or stock or, subject to the mutual agreement of the parties, other equity securities. The backstop agreement contains representations, warranties, covenants, conditions and indemnification provisions customary for agreements of its type.  In addition, the Backstop Parties have certain registration rights with respect to shares received pursuant to the backstop agreement.

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

Overview

We are a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. Our lead product is TPOXX®, an orally administered antiviral drug that targets orthopoxviruses, including smallpox. While TPOXX® is not yet licensed as safe or effective by the U.S. Food & Drug Administration, it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project Bioshield.

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

Plan of Reorganization

For discussion regarding the Company's Plan of Reorganization, see Note 1 to Condensed Consolidated Financial Statements.

Loan Agreement

On September 2, 2016, we entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company will receive $80 million of gross proceeds upon the satisfaction of certain conditions. Proceeds related to the Loan Agreement ($80 million) were placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). The Company does not have access to, or any ownership interest in, the escrow account. Proceeds in the escrow account bear interest at a per annum rate equal to the Adjusted LIBOR Rate (as defined in the Loan Agreement) plus 11.50%, subject to adjustment as set forth in the Loan Agreement. Interest on amounts held in the escrow account is payable only if the Escrow Release Date occurs. Upon satisfaction of certain conditions, such as the completion of a $35,000,000 rights offering (the "Rights Offering"), funds will be released from the escrow account and be used to pay the PharmAthene claim or transferred to the Reserve Account (the date on which such transfer occurs, the “Escrow Release Date”). Funds will only be released from the escrow account if the PharmAthene Judgment is fully satisfied up the Escrow Release Date.

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80,000,000 (the “Term Loan”), of which (i) $25,000,000 (net of any accrued an unpaid interest owed under the Loan Agreement as of the Escrow Release Date of such Term Loan) will be held in a reserve account (the “Reserve Account”); (ii) $5,000,000 will also be held in the Reserve Account and up to the full amount of such $5,000,000 may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the $25,000,000 is due and owing and any of such $5,000,000 remains in the Reserve Account; and (iii) $50,000,000 (net of fees and expenses then due and owing to the Lender) of such Term Loan will be paid to PharmAthene or its designee as part of a final payment to satisfy the PharmAthene claim. The $25,000,000 of funds held in the aforementioned Reserve Account will only be utilized to pay interest on the Term Loan as it becomes due. Funds from the Term Loan can only be released from escrow and used as part of a final payment to satisfy the PharmAthene claim once the Company completes the Rights Offering, and provided that the PharmAthene claim is fully satisfied upon the Escrow Release Date and certain other conditions as more particularly described in the Loan Agreement are satisfied. Until these conditions are met, funds from the Term Loan are not available for use by the Company. Until the Escrow Release Date occurs, the Company does not have an obligation to make any payments under the Loan Agreement, no security shall be granted under the Loan Agreement and no affirmative or negative covenants or events of default shall be effective under the Loan Agreement. As of September 30, 2016, the Escrow Release Date has not occurred and the Lender has not released any funds from the escrow account under the Term Loan.

The Term Loan shall mature on the earliest to occur of (i) the four year anniversary of the Escrow Release Date, (ii) the acceleration of certain obligations pursuant to the Loan Agreement, and (iii) December 1, 2016 if the Escrow Release Date has not occurred by November 30, 2016.

Through the three and one-half year anniversary of the Escrow Release Date, any prepayment of the Term Loan is subject to a make-whole in which interest payments related to the prepaid amount are due (subject to a discount of treasury rate plus 0.50%).

In connection with the Term Loan, the Company will grant the Lender a lien on and security interest in all of the Company’s right, title and interest in substantially all of the Company’s tangible and intangible assets, including all intellectual property.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum cash balance throughout the term of the Term Loan and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business and enter into certain merger or consolidation transactions. The aforementioned minimum cash requirement will be $15 million after the Escrow Release Date until June 30, 2017 and will reduce to $10 million for the remainder of 2017 and reduce to $5 million for 2018 until the earlier of (i) December 31, 2018 and (ii) 45 days after FDA approval of TPOXX; thereafter, the minimum cash requirement will be $20 million.

The Loan Agreement includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) the material inaccuracy of representations or warranties made thereunder, (iii) non-compliance with covenants thereunder, (iv) non-payment of amounts due under, or the acceleration of, other material indebtedness of the Company and (v) bankruptcy or insolvency events. Upon the occurrence and during the continuance of an event of default under the Loan Agreement, the interest rate may increase by 2.00% per annum above the rate of interest otherwise in effect, and the Lenders would be entitled to accelerate the maturity of the Company’s outstanding obligations thereunder.

In connection with the Loan Agreement, as of September 30, 2016, $1.2 million of costs have incurred. The Company expects an additional $5-$6 million of fees and expenses to be payable upon, or after, the Escrow Release Date. Furthermore, an incremental $4 million will become payable when principal of the Term Loan is repaid.

Warrant

On September 2, 2016, in connection with the entry into the Loan Agreement, the Company issued a warrant (the “Warrant”) to OCM Strategic Credit SIGTEC Holdings, LLC to purchase a number of shares of the Company’s common stock equal to $4,000,000 divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering (see Note 14, Subsequent Events for a description of the Rights Offering). The exercise price of the Warrant will be the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. (please see Note 4 for additional disclosure on the Warrant).

PharmAthene Litigation

On August 8, 2014, the Delaware Court of Chancery issued its Remand Opinion and related order in the litigation initiated against the Company in 2006 by PharmAthene. In the Remand Opinion, the Court of Chancery determined, among other things, that PharmAthene is entitled to a lump sum damages award for its lost profits related to TPOXX®, with interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On January 16, 2015, the Company filed a notice of appeal of the Outstanding Judgment with the Delaware Supreme Court. On October 7, 2015, the Delaware Supreme Court heard oral argument, en banc. On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”) The Outstanding Judgment award will be satisfied in accordance with the Plan as described above.

Lead Product - TPOXX®

On May 13, 2011, SIGA signed the BARDA Contract pursuant to which we agreed to deliver two million courses of TPOXX® to the Strategic Stockpile. The BARDA Contract is worth approximately $472 million, including $409.8 million for manufacture and delivery of 1.7 million courses of TPOXX® and $62 million of potential reimbursements related to development and supportive activities (the "Base Contract"). Under the Base Contract, BARDA has agreed to buy from SIGA 1.7 million courses of TPOXX®. Additionally, SIGA expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

In addition to the Base Contract, the BARDA Contract also contains various options that, if exercisable at BARDA: would result in a $50 million payment to the Company in the event of FDA approval for extension to 84-month expiry for TPOXX® (from 38 month expiry as required in the Base Contract); would fund up to $58.3 million of development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX®; and/or would fund $14.4 million of production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may not exercise additional options in the future. Options are exercisable by BARDA at its sole discretion. BARDA has indicated that it will evaluate, after the FDA's review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50 million payment to the Company in the event of FDA approval of 84-month expiry for TPOXX®.

The BARDA Contract expires in September 2020.

For courses of TPOXX® that are physically delivered to the Strategic Stockpile, the Company has replacement obligations, at no cost to BARDA, in the event that the final version of TPOXX® approved by the U.S. Food and Drug Administration (the "FDA") is different from any course of TPOXX® that has been delivered to the Strategic Stockpile or if TPOXX® does not meet any specific label claims, fails release testing or does not meet 38 month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX® is recalled or deemed to be recalled for any reason.

We believe TPOXX® is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. TPOXX® is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated TPOXX® for “fast-track” status, creating a path for expedited FDA review and eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options, revenue recognition, valuation of the liability classified Warrant, income taxes and contingencies. Information regarding our critical accounting policies and estimates appear in item 7, Management's Discussion of Analysis and Financial Condition and Results of Operations, of our Annual Report on form 10-K for the year-ended December 31, 2015, as filed on March 4, 2016. During the three months ended September 30, 2016 there were no significant changes to any critical accounting policies or to the related estimates and judgments involved in applying these policies.

Results of Operations

Three and nine months ended September 30, 2016 and 2015

Revenues from research and development contracts and grants for the three months ended September 30, 2016 and 2015, were $4.7 million and $1.3 million, respectively. The increase in revenue of $3.3 million, or 250.9%, reflects a $3.5 million increase in revenues from our federal contracts supporting the development of TPOXX®, partially offset by a $149,000 decrease in revenues from our grant revenues supporting research related to dengue fever. Revenues from federal contracts supporting the development of TPOXX® have increased because active studies involving TPOXX® have increased in number and scale in comparison to prior year activity.

Revenues from research and development contracts and grants for the nine months ended September 30, 2016 and 2015, were $7.8 million and $4.0 million, respectively. The increase in revenue of $3.8 million, or 96.4%, is attributable to a $4.6 million increase in revenues from our federal contracts supporting the development of TPOXX®, partially offset by a $783,000 decrease in revenues from our grant revenues supporting research related to dengue fever. Revenues from federal contracts supporting the development of TPOXX® have increased because active studies involving TPOXX® have increased in number and scale in comparison to prior year activity.

Selling, General and Administrative expenses ("SG&A") for the three months ended September 30, 2016 and 2015, were $2.9 million and $2.3 million, respectively, reflecting an increase of $530,000, or 23%. The increase is primarily attributable to: an increase of $411,000 in the annual incentive compensation accrual and an increase of approximately $160,000 in professional services fees in connection with strategic initiatives related to satisfaction of the PharmAthene liability; and is partially offset by a decrease of $151,000 in non-c ash stock-based compensation expenses.

SG&A expenses for the nine months ended September 30, 2016 and 2015, were $9.3 million and $8.0 million, respectively, reflecting an increase of $1.3 million, or 16.1%. The increase is primarily attributable to: an increase of $1.2 million in professional service fees in connection with strategic initiatives and an increase of $362,000 in the annual incentive compensation accrual; and is partially offset by a decrease of $537,000 in non-cash stock-based compensation expense.

Research and Development expenses ("R&D") for the three months ended September 30, 2016 and 2015 were $ 6.1 million and $2.4 million, respectively, reflecting an increase of $ 3.6 million, or 150.1%. The increase is attributable to: an increase of $3.4 million in direct vendor-related expenses supporting the development of TPOXX® and an increase of $285,000 in the annual incentive compensation accrual. Vendor-related expenses have increased as the number and scale of active studies has increased.

R&D expenses for the nine months ended September 30, 2016 and 2015 were $11.6 million and $8.2 million, respectively, reflecting an increase of $3.4 million or 41%. The increase is attributable to an increase of $4.4 million in direct vendor-related expenses supporting the development of TPOXX® and an increase of $240,000 in the annual incentive compensation accrual. These increases were partially offset by: a $605,000 decrease in direct vendor-related expenses supporting research for the dengue antiviral drug candidate; a $298,000 write-off of leasehold improvements; and a $178,000 reduction in rent expense. The write-off of leasehold improvements, as well as the decrease in rent expense, is related to the relinquishment of the second floor space, in 2015, at the research and development facility in Corvallis, Oregon. Vendor-related expenses have increased as the number and scale of active studies has increased.

Patent expenses for the three and nine months ended September 30, 2016 were $230,000 and $690,000, respectively. Patent expenses for the three and nine months ended September 30, 2015 were $194,000 and $763,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Interest expense on the PharmAthene liability for the three and nine months ended September 30, 2016 was $3.6 million and $7.4 million, respectively. These amounts represent interest expense incurred subsequent to the Effective Date of the Plan.

Changes in the fair value of liability classified Warrant are recorded as gains or losses on the statement of operations. For the three and nine months ended September 30, 2016, we recorded a loss of $1.1 million. See Notes 4 and 13 to the consolidated financial statements for further information.

Interest expense for the three and nine months ended September 30, 2016 was $95,000 and $105,000, respectively. Interest expense for the three and nine months ended September 30, 2015 was zero and $267,000, respectively. Interest expense for the three and nine months ended September 30, 2016 includes $95,000 of transaction-related costs allocated to the September 2016 warrant issuance. On January 16, 2015, the Company fully paid a fully-secured term loan provided by General Electric Corporation, including fees incurred in connection with the termination of the term loan.

Reorganization expenses for the three and nine months ended September 30, 2016 were zero and $3.7 million, respectively. Reorganization expenses for three and nine months ended September 30, 2015 were $1.9 million and $5.9 million, respectively. These expenses were incurred in connection with the chapter 11 case. The Company emerged from chapter 11 of the Bankruptcy Code on April 12, 2016. Expenses related to the implementation of the chapter 11 Plan, but subsequent to April 12 are recorded in SG & A. See Note 1 to the financial statements for additional information.

For the three and nine months ended September 30, 2016, we incurred pre-tax losses of $9.2 million and $29.4 million and a corresponding income tax benefit and (expense) of $4,000 and $(8,700), respectively. The effective tax rate during the three and nine months ended September 30, 2016 were 0.04 % and (0.03) % respectively. Our effective tax rate for the period ended September 30, 2016 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets. For the three and nine months ended September 30, 2015, we incurred pre-tax losses of $5.6 million and $19.1 million and corresponding income tax expense of $0.1 million and $0.2 million, respectively.

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

Liquidity and Capital Resources

As of September 30, 2016, the Company had $20.5 million in cash and cash equivalents compared with $112.7 million at December 31, 2015. As discussed herein, the Company used cash to satisfy, in part, the PharmAthene Judgment and received cash in connection with the BARDA Contract. In July 2016, the Company paid PharmAthene $20 million, which has been applied against the amount owed to PharmAthene, and is otherwise nonrefundable. Also in July 2016, the Company received $32.6 million from BARDA as a result of the BARDA Contract Modification (see Note 3 for a detailed discussion of the BARDA Contract Modification). In August 2016 the Company received $21.3 million from BARDA for the product delivery of TPOXX® courses to the Strategic Stockpile and $20.5 million from BARDA for meeting a milestone (see Note 3 for a detailed discussion of the BARDA Contract Modification). In September 2016, the Company paid $90 million against the PharmAthene liability. In October 2016, the Company received $36.8 million from BARDA for the product delivery of TPOXX® courses to the Strategic Stockpile (this amount was recorded in accounts receivable at September 30, 2016). Also in October 2016, the Company paid another $10 million against the PharmAthene liability.

There can be no assurance that cash on hand, cash generated from the BARDA contract and other operations, cash generated from asset sales or financings, and other available funds will be sufficient to satisfy the PharmAthene liability, which represents a liability of $93.7 million as of September 30, 2016. The PharmAthene liability, combined with the uncertainty attendant to the impact of the Rights Offering and Term Loan, raise substantial doubt about the Company's ability to continue as a going concern. On October 21, 2016, the Company commenced the Rights Offering for $35.3 million of gross proceeds. As stated in the prospectus for the Rights Offering, completion of the Rights Offering is conditioned upon the closing of a debt financing such as the Term Loan and, in turn, closing of both the Rights Offering and the Term Loan is conditioned on the Company having sufficient cash (after the consummation of the Rights Offering and Term Loan) to fully pay the PharmAthene claim and, in the case of the Term Loan, having at least $15 million of cash and equivalents subsequent to the full payment of the PharmAthene claim. There can be no assurance that the Company will be able to finalize either the aforementioned Rights Offering or Term Loan, on satisfactory terms or at all. In addition, there can be no assurance that the Company will be able to satisfy the PharmAthene claim with, or without, the use of the Rights Offering or Term Loan (other than through the cancellation of all of the currently outstanding shares of the Company and the granting of new shares to PharmAthene, representing all of the equity of the Company, as provided for under the Plan).

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

Change in Provisional Dosage of TPOXX®
As discussed in Note 3 to the financial statements, the Company expects to incur significant production costs due to the change in provisional dosage of TPOXX®.

Operating Activities
Net cash (used in) provided by operations for the nine months ended September 30, 2016 and 2015 was $(92.2) million and $27.6 million, respectively. Cash usage is primarily related to: $115 million of payments made to PharmAthene (to be applied against the PharmAthene liability); $7.5 million of interest payments that have been made to PharmAthene during the nine months ended September 30, 2016; recurring operating costs; costs attendant to the Loan Agreement and Rights Offering, and the administration of the chapter 11 case; pre-petition claim payments; $23 million of payments to contract manufacturing organizations ("CMOs") for the manufacture and related support of TPOXX®. These amounts are partially offset by $74.3 million of cash received from BARDA for product deliveries of TPOXX® and achieving a milestone under the BARDA contract. During the nine months ended September 30, 2015, the Company received approximately $50.9 million from BARDA for the product delivery of TPOXX®. This amount was partially offset by cash usage is related to recurring costs and is elevated primarily due to costs attendant to the administration of the Company's chapter 11 case and expenses related to the PharmAthene litigation. Additionally, there were $2.1 million of payments to CMOs for the manufacture of TPOXX®.

Investing Activities
Net cash (used in) provided by investing activities for the nine months ended September 30, 2016 and 2015 were $(11,000) and $4.0 million, respectively. For the nine months ended September 30, 2016, cash used relates to capital expenditures. During the first quarter of 2015, the Company paid the GE term loan in full and the collateral on the $4 million restricted cash was released and the restricted cash was reclassed to the cash and cash equivalent.

Financing Activities
Net cash used by financing activities for the nine months ended September 30, 2015 were $2.0 million. During the nine months ended September 30, 2015, the Company repaid the GE term loan in full.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In December 2006, PharmAthene filed an action against us in the Delaware Court of Chancery captioned PharmAthene, Inc. v. SIGA Technologies, Inc., C.A. No. 2627-VCP. In its amended complaint, PharmAthene asked the Court to order us to enter into a license agreement with PharmAthene with respect to TPOXX®, to declare that we are obliged to execute such a license agreement, and to award damages resulting from our alleged breach of that obligation. PharmAthene also alleged that we breached an obligation to negotiate such a license agreement in good faith, and sought damages for promissory estoppel and unjust enrichment based on information, capital, and assistance that PharmAthene allegedly provided to us during the negotiation process.

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

In June 2012, the Company appealed to the Delaware Supreme Court the final order and judgment and certain earlier rulings of the Court of Chancery. Shortly thereafter, PharmAthene filed its cross-appeal. The Company obtained a stay of enforcement of the fee and expense portion of the judgment by filing a surety bond for the amount of the judgment plus post-judgment interest. We posted $1.3 million of cash as approximately 50% collateral for a $2.7 million surety bond. The $1.3 million of cash collateral is recorded in other assets as of September 30, 2016.

On May 24, 2013, the Supreme Court of Delaware issued its decision, affirming the Delaware Court of Chancery’s judgment in part, reversing it in part, and remanding to Court of Chancery.

On August 8, 2014, the Court of Chancery issued its Remand Opinion. In its Remand Opinion, the Court of Chancery reversed its earlier conclusions and held that PharmAthene had carried its burden of demonstrating its entitlement to lump sum expectation damages for lost profits related to TPOXX® by a preponderance of the evidence.

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

As of September 30, 2016, the accrued obligation under the Delaware Court of Chancery Final Order and Judgment, including post-judgment and Plan-specified interest, is estimated to be approximately $93.7 million. As specified in the Plan, starting at the Effective Date of the Plan, interest accrues at an annual rate of 8.75% against the amount owed to PharmAthene. The accrued obligation includes a $3.2 million reimbursement obligation to PharmAthene for attorney's fees and expert expenses related to the case. The Final Order and Judgment will be satisfied in accordance with the Plan as described in Note 1 to the financial statements.

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
10.1
Amended and Restated Employment Agreement, dated August 1, 2016, between SIGA Technologies, Inc. and Robin E. Abrams (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 2, 2016).

10.2
Loan and Security Agreement, dated as of September 2, 2016, by and among SIGA Technologies, Inc., OCM Strategic Credit SIGTEC Holdings, LLC, Cortland Capital Market Services LLC, in its capacity as administrative agent and collateral agent, OCM Strategic Credit SIGTEC Holdings, LLC, as sole lead arranger, and each of the other persons who are or thereafter become parties to the Loan Agreement as guarantors(incorporated by reference to the Current Report on Form 8-K of the Company filed on September 7, 2016).

10.3
Warrant, dated as of September 2, 2016, by the Company in favor of OCM Strategic Credit SIGTECH Holdings, LLC or its registered assigns (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 7, 2016).

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 2, 2016	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)