Form 10-K
period 2016-12-31
SIGA TECHNOLOGIES INC
filed 2017-03-07
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2016 as reported on the Over-the-Counter Market was approximately $54,284,296.

As of February 28, 2017 the registrant had outstanding 78,780,059 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2016 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Item 1. Business

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market and the enforceability of SIGA’s contract (the “BARDA Contract”) with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”). The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that the U.S. government’s responses (including inaction) to the national and global economic situation may affect SIGA’s business adversely, (xiv) the risk that SIGA’s internal controls will not be effective in detecting or preventing a misstatement in SIGA’s financial statements, and (xv) the risk that some amounts received and recorded as deferred revenue ultimately may not be recognized as revenue when received. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

We are a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. Our lead product is TPOXX®, an orally administered antiviral drug that targets orthopoxvirus infections. While TPOXX® is not yet approved as safe or effective by the U.S. Food & Drug Administration, it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project BioShield.

BARDA Contract - TPOXX®

On May 13, 2011, the Company signed a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver two million courses of TPOXX® to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The contract with BARDA (as modified, the "BARDA Contract") is worth approximately $472 million, including $409.8 million related to the manufacture and delivery of 1.7 million courses of TPOXX® and $62 million of potential reimbursements connected to development and supportive activities (the “Base Contract”).

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of TPOXX®. Additionally, the Company expects to contribute to BARDA 300,000 courses at no additional cost to BARDA. A total of 2.0 million courses of TPOXX® is required to be delivered to the Strategic Stockpile in order for the Company to receive the $41 million hold back payment (see description of hold back payment below).

For courses of TPOXX® that are physically delivered to the Strategic Stockpile, the Company has replacement obligations, at no cost to BARDA, in the event that the final version of TPOXX® approved by the U.S. Food and Drug Administration (the "FDA") is different from any courses of TPOXX® that have been delivered to the Strategic Stockpile or if TPOXX® does not meet any specified label claims, fails release testing, does not meet 38 month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX® is recalled or deemed to be recalled for any reason.

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

•
The requirements for the $20.5 million milestone changed. For payment, this milestone was modified to require the Company to submit documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a Data & Safety Monitoring Board ("DSMB") and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA. Previously, this milestone required the successful submission to the FDA of a complete application for TPOXX® regulatory approval. During the third quarter of 2016, the Company met the modified milestone and received payment.

As of December 31, 2016, the Company has received $360.4 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX®. Included in this amount are a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX®, an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX®, the $20.5 million milestone payment (referenced above) in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a DSMB and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA, and $278.4 million of payments for physical deliveries of TPOXX® to the Strategic Stockpile beginning in 2013.

As of December 31, 2016, the Company was eligible to receive an additional $49.4 million under the Base Contract for the manufacture, delivery and purchase by BARDA of courses of TPOXX®. Included in this amount are: $8.5 million of payments related to physical deliveries of TPOXX® to the Strategic Stockpile ; and a $41 million hold back payment, which represents an approximate 10% hold back on the $409.8 million of total payments related to the manufacture and delivery of 1.7 million courses of TPOXX® that are to be purchased by BARDA. The $41 million hold back payment would be triggered by FDA approval of TPOXX®, as long as the Company has cumulatively delivered 2.0 million courses of TPOXX® to the Strategic Stockpile and the Company does not have a continuing product replacement obligation to BARDA. In February 2017, the Company received an $8.5 million payment for a product delivery made in January 2017 of TPOXX® courses.

With regard to future product deliveries after February 28, 2017, the Company expects to deliver approximately 467,000 courses of TPOXX® at no cost to BARDA in order to fulfill the delivery requirements of the BARDA Contract. Courses to be delivered are expected to be at a dosage of 600 mg administered twice per day (1,200 mg per day). The “no cost to BARDA” courses are attributable to a change in TPOXX® dosage (see paragraph below). Courses delivered to the Strategic Stockpile are subject to a product replacement obligation.

Starting in 2015, product deliveries of TPOXX® have been at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once a day. The change in the provisional dosage was based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of TPOXX®. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company expects to supplement previously delivered courses of TPOXX®, at no cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the current provisional dosage. The Company and BARDA agreed to an amendment (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing. In February 2016, the FDA confirmed (through dose concurrence) its earlier dosage guidance of 600 mg administered twice per day (1,200 mg per day).

The Company is incurring significant incremental costs with the production of additional dosage at no cost to BARDA.

At the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company expects that total manufacturing costs, as a percentage of the $409.8 million that can be received by the Company for the manufacture and delivery of 1.7 million courses of TPOXX®, will be less than 25%. This percentage estimate is subject to change if, among other things, the provisional dosage changes or if $409.8 million is not received by the Company from BARDA.

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

The BARDA Contract expires in September 2020.

The Company has been actively pursuing FDA approval of TPOXX® for strategic purposes as well as for purposes of receiving the $41 million hold back payment (discussed above). The Company is pursuing FDA approval under the “animal rule.” As such, the Company has completed multiple monkeypox efficacy studies in non-human primates and has also completed a series of rabbitpox efficacy studies in rabbits. At this point in time, the Company does not expect additional efficacy studies to be required prior to the filing of a New Drug Application (“NDA”). In August 2016, the Company announced completion of enrollment and dosing in the Phase III clinical study. Safety was the only primary endpoint required in this study; and no drug-related serious adverse events (“SAEs”) were reported. SIGA is targeting the second or third quarter of 2017 for completion of testing and analysis of data for the Phase III clinical study. SIGA is also targeting the second or third quarter of 2017 for completion of testing and analysis of data for secondary clinical trials, such as those related to safety for special populations and drug-to-drug interaction. An NDA filing for TPOXX is targeted to occur by the end of 2017.

Notwithstanding the above, there can be no assurance that the FDA will approve an NDA for TPOXX®. Upon FDA approval of an NDA for TPOXX®, the Company would be able to address replacement obligations, if any, relating to courses of TPOXX® that have been delivered to the Strategic Stockpile.

Lead Product - TPOXX®™

SIGA believes that TPOXX® is among the first new small-molecule drugs delivered to the Strategic Stockpile under the Project BioShield Act of 2004 (“Project BioShield”). TPOXX® is an investigational product that is not currently approved by the FDA as a treatment of smallpox or any other indication. Nevertheless, the FDA has designated TPOXX® for “fast-track” status, creating a path for expedited FDA review and eventual potential regulatory approval. TPOXX® is a novel, patented drug that is easy to store, transport and administer. There could be several uses for an effective antiviral drug to treat orthopox infection: to reduce mortality and morbidity in those infected with the smallpox virus, to protect the non-immune who risk developing smallpox following virus exposure, as an adjunct to the smallpox vaccine in order to reduce the frequency of serious adverse events due to the live virus used for vaccination, and to treat other orthopox infections (such as monkey pox).

TPOXX®’s regulatory path, and SIGA’s development activities related to TPOXX®, are materially guided by the results of an FDA Advisory Committee meeting that was held in December 2011 (the “Advisory Committee”). The Advisory Committee was convened to consider proposals for using a surrogate orthopoxvirus model and to determine what elements of the “animal rule” constitute “enough” evidence for approval of a drug for the treatment of orthopox infections. The Advisory Committee’s recommendation confirmed that the monkeypox, rabbitpox and ectromelia models, especially in combination, could suitably provide appropriate evidence of efficacy. Subsequent to the Advisory Committee, SIGA has had substantive meetings and communications with the FDA regarding the regulatory path of TPOXX®. Development activities for TPOXX® are based on the Advisory Committee’s recommendation, and take into account meetings and communications with the FDA.

In late 2010, TPOXX® received Orphan Drug designation for the broader indication of treatment of orthopoxvirus infections (vaccinia, variola, monkeypox and cowpox). An Investigational New Drug (“IND”) application for an intravenous (IV) formulation of TPOXX® was filed with FDA in September 2012 and SIGA received a safe to proceed letter from FDA in November 2012 along with a letter granting fast-track status. SIGA initiated phase 1 single ascending dose safety and pharmacokinetic study for the IV formulation in the first quarter of 2016.

Chapter 11 Filing

On September 16, 2014 (the “Petition Date”), the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The Company operated its business as a “debtor-in-possession” until its emergence from chapter 11 of the Bankruptcy Code. The Company emerged from chapter 11 of the Bankruptcy Code on April 12, 2016. The Company did not apply the provision of fresh start accounting as ownership of existing shares of the Company's common stock remained unaltered by the Third Amended Chapter 11 Plan as discussed below in the "Plan of Reorganization".

The chapter 11 case preserved the Company's ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the financial statements) and preserved its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

Plan of Reorganization

On April 7, 2016, the Company filed its Third Amended Chapter 11 Plan (the "Plan"). The Plan addressed, among other things, how the Company would treat and satisfy its liabilities relating to the period prior to the commencement of its chapter 11 case, including all claims held by PharmAthene. On April 8, 2016, the Bankruptcy Court confirmed the Plan and on April 12, 2016, the Plan became effective (the "Effective Date of the Plan").

The Plan provided for, among other things:

•	The immediate payment in cash in full of prepetition unsecured claims (other than PharmAthene’s claim). The Company paid approximately $800,000 to satisfy the claims.

•
On the Effective Date of the Plan, the Company paid $5 million to PharmAthene, which amount was applied against PharmAthene's claim. On July 8, 2016, pursuant to the Plan, the Company delivered to PharmAthene a notification (the “Notification”) of its intention to satisfy PharmAthene’s claim by payment in full in cash, and at that time paid PharmAthene $20 million, which was applied against its claim. As a consequence of the Notification and the payment of $20 million to PharmAthene, the Company had until October 19, 2016 (“Final Treatment Date”) to settle the PharmAthene claim under the Plan. On August 18, 2016, the Bankruptcy Court entered an order affirming a joint motion to further extend the Final Treatment Date to November 30, 2016, provided that the Company made a $100 million payment to PharmAthene by October 19, 2016 which would be applied against its claim. Between August and early October, the Company paid PharmAthene $100 million in order to satisfy the extension requirement.On November 16, 2016, the Company paid its remaining obligations to PharmAthene under the Plan.

In total, a cumulative amount of $217 million (including interest payments at periodic intervals) was paid by the Company to fully satisfy the PharmAthene claim. The chapter 11 case was closed by the Bankruptcy Court on December 22, 2016.

PharmAthene Litigation

After several years of proceedings in litigation initiated by PharmAthene in 2006, the Delaware Court of Chancery issued an opinion and order on August 8, 2014 in which it determined, among other things, that PharmAthene was entitled to a lump sum damages award for its lost profits including interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On September 16, 2014, as a consequence of SIGA’s chapter 11 filing, the legal proceedings with PharmAthene were stayed, except that the parties agreed by stipulation approved by the Court on October 8, 2014 that the litigation could proceed. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment (the "Final Order and Judgment") awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”). Pursuant to the Final Order and Judgment, SIGA also was liable to PharmAthene for $30,663.89 per day in post-judgment interest. On a series of dates up to and including a final payment on November 16, 2016, the Company paid PharmAthene an aggregate of $217 million to fully satisfy the Outstanding Judgment, including post-judgment interest, in accordance with the Plan as described in Note 1 to the financial statements.

Loan Agreement

On September 2, 2016, the Company entered into a loan and security agreement (as may be amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80 million on November 16, 2016 having satisfied certain pre-conditions. The amount to be loaned to the Company pursuant to the Loan Agreement ($80 million) had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date (November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering on November 16, 2016. Amounts held in the escrow account between September 30, 2016 and November 15, 2016 bore interest at a per annum rate equal to the Adjusted LIBOR Rate (as defined in the Loan Agreement) plus 11.50%. Interest on amounts held in the escrow account became payable only when the Escrow Release Date occurred. As part of the satisfaction of the PharmAthene claim, funds were released from the escrow account (the date on which such transfer occurred, the “Escrow Release Date”).

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80,000,000 (the “Term Loan”), of which (i) $25,000,000 was placed in a reserve account (the “Reserve Account”) only be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5,000,000 was also placed in the Reserve Account and up to the full amount of such $5,000,000 may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25,000,000 is due and owing and any of such $5,000,000 remains in the Reserve Account; and (iii) $50,000,000 (net of fees and expenses then due and owing to the Lender) was paid to PharmAthene as part of the final satisfaction of the PharmAthene claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.50%, subject to adjustments as set forth in the Loan Agreement. See Note 7 to the financial statements for additional information.

Warrant

On September 2, 2016, in connection with the entry into the Loan Agreement, the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provided for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The subscription price paid in connection with the Rights Offering was $1.50; accordingly, the exercise price of the Warrant has been set at $1.50 per shares and 2.7 million shares can be purchased under the Warrant. The Warrant had a fair value of $6.7 million at December 31, 2016 and is classified as a liability. See Note 5 to the financial statements for additional information.

Rights Offering

On November 16, 2016, the Company completed a rights offering (the “Rights Offering”), pursuant to which it raised approximately $35.3 million in gross proceeds through the sale of 23,523,195 shares of its common stock. The Rights Offering was made pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) and declared effective by the SEC on October 21, 2016. As part of the Rights Offering, each stockholder of the Company received one subscription right for each share of common stock owned as of the record date of October 12, 2016. Each subscription right entitled its holder to invest $0.65 towards the purchase of shares of the Company's common stock at a subscription price equal to the lower of $1.50 or 85% of the volume weighted average price of Company shares during market hours on the expiration date of the Rights Offering. The Rights Offering expired at 5:00 pm, New York City time, on November 8, 2016. Through basic subscriptions and oversubscriptions, the Rights Offering was fully subscribed. The subscription price was set at $1.50. The Company used the net proceeds of the Rights Offering, together with proceeds from the Loan Agreement (discussed above) and cash on hand, to fully satisfy PharmAthene's claim under the Plan.

Rights Offering - Backstop Agreement

On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into an investment agreement or "Backstop Agreement," with an affiliate of MacAndrews & Forbes Incorporated ("M&F"), and other backstop parties (the "Backstop Parties"). Under the term of the Backstop Agreement, the Backstop Parties agreed to purchase, pursuant to a separate private placement, a number of shares of common stock equal to the numbers of shares that would have not been subscribed for in the Rights Offering. Under the Backstop Agreement, the subscription price was set to be equal to the subscription price applicable to all shareholders under the Rights Offering. The Rights Offering was fully subscribed, the Backstop Parties were not required to draw on such commitment. The Company issued 708,530 shares to Backstop Parties in payment of the five percent backstop fee ($1,764,240) payable to the Backstop Parties in connection with the Backstop Agreement entered into between the Company and the Backstop Parties. When shares were issued to the Backstop Parties in payment of the backstop fee, the stock price of SIGA common stock was $2.49 per share (the closing price of the Company’s common stock on November 16, 2016). The fair value of the shares issued in satisfaction of the backstop fee has been expensed on the income statement in 2016. There are no remaining payment obligations to the Backstop Parties under the Backstop Agreement.

Manufacturing

SIGA does not have a manufacturing infrastructure and does not intend to develop one for the manufacture of TPOXX®. SIGA relies on and uses third parties known as Contract Manufacturing Organizations (“CMOs”) to procure commercial raw materials and supplies, and to manufacture TPOXX®. SIGA's CMOs apply methods and controls in facilities that are used for manufacturing, processing, packaging, testing, analyzing and holding pharmaceuticals which conform to current good manufacturing practices (“cGMP”), the standard set by FDA for manufacture of pharmaceuticals intended for human use.

For the manufacture of oral capsules of TPOXX®, the Company uses the following CMOs: Albemarle Corporation (“Albemarle”); Powdersize, LLC (“Powdersize”), and Catalent Pharma Solutions LLC (“Catalent”).

In August, 2011, SIGA entered into an agreement with Albemarle. The agreement was amended in April, 2015. Albemarle manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in TPOXX®. SIGA agreed that, during the term of the agreement, SIGA will purchase 75% of its internal and external API requirements for TPOXX® from Albemarle at a fixed price per kilogram. There is no minimum amount of API kilograms that must be used or acquired by SIGA. The following events are excluded from the “75% API” requirement: (i) if a contract entered into by SIGA for the sale of final drug product (“FDP”) requires that the product used as the API for such FDP be manufactured outside the U.S. and Albemarle is unwilling or unable to subcontract such manufacture to a party or parties that meet the terms of the agreement, (ii) if a contract entered into by SIGA for the sale of FDP in an intravenous formulation requires different specifications than those provided for under the agreement and the parties are not able to reach agreement on the necessary changes to the specifications or on pricing, or (iii) if Albemarle fails to perform any of its obligations under the agreement and does not cure such failure within 30 days of written notice from SIGA. SIGA is required to pay Albemarle within 45 days of their invoice date. Albemarle is required to deliver API that conforms with specifications outlined in the agreement; the Company is not required to pay for API that does not meet specifications. The Company has 120 days to reject any shipments that do not meet specifications or are damaged. In addition to receiving payments for API deliveries, Albemarle is also paid for related services, such as stability testing. The Company’s agreement with Albemarle continues for an initial term that shall continue until December 31, 2017.The Company has an option to extend the term up to an additional twelve months, if necessary, to fulfill its obligations under the BARDA Contract. Commencing ninety days prior to the termination date, the parties will negotiate in good faith in an effort to agree upon revised product pricing to be applicable during a renewal term of the agreement. In the event the parties are unable to agree to revised pricing during the ninety day negotiation period, then the agreement shall continue for a sixteen week period utilizing pricing in effect at the conclusion of the term; the agreement shall terminate at the end of such sixteen week period.

Powdersize micronizes and tests API for use in TPOXX®. The Company’s agreement with Powdersize continues for an initial term that is the longer of the period ending on (i) August 15, 2014 or (ii) the date the Company has fulfilled its delivery obligations under the BARDA Contract. Thereafter, this agreement may be renewed as provided for in such agreement.

Catalent granulates, encapsulates, tests and packages TPOXX®. Catalent sub-contracts the packaging services to Packaging Coordinators, Inc., a CMO that purchased Catalent’s packaging business. In addition, Catalent provides services related to commercial stability testing of drug product and preparation for tabulated stability and trend analysis for each time point. The Company’s agreement with Catalent continues for an initial term that is the longer of the period ending December 15, 2014 or the date the Company has fulfilled its delivery obligations under the BARDA Contract. Thereafter, this agreement may be renewed as provided for in such agreement.

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

Project BioShield, which was enacted in 2004, authorizes the procurement of countermeasures for biological, chemical, radiological and nuclear attacks for the Strategic Stockpile, which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat and protect those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield initially provided appropriations of $5.6 billion to be expended over ten years and expired on September 30, 2013. In 2013, Congress reauthorized Project BioShield as part of the Pandemic and All-Hazards Preparedness Reauthorization Act of 2013. The Consolidated Appropriations Act of 2016 (also known as the 2016 omnibus spending bill) includes an annual appropriation of $1.02 billion for activities related to medical countermeasures for biological and other threats to civilian populations. Of this, $510 million has been set aside for procurement (reflecting an approximate doubling from Fiscal Year 2015), and $511 million has been set aside for advanced development and administrative expenses. A Continuation Resolution is in effect across the Federal Government through April 28, 2017 and maintains fiscal year 2016 procurement and advanced development funding levels.

In addition to the U.S. government, we believe that potential additional markets for the sale of biodefense countermeasures include:

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

The 21st Century Cures Act, H.R. 6, passed Congress and was signed by then-President Obama at the end of his term. The legislation aims to enhance the discovery and delivery of lifesaving biomedical research, among other important initiatives. In addition, H.R. 6 established a priority review voucher (PRV) program for medical countermeasures (MCM) to encourage the development of drugs needed in the event of a global pandemic or biological weapon attack.  Specifically, the program created by the new legislation established eligibility for a PRV to be granted by the FDA for newly-approved products directed at mitigating material biodefense threats, including smallpox. The vouchers constitute a critical incentive to spur private sector investment and innovation in MCM research and development with the objective of fortifying the country's defenses against the world’s deadliest biological agents. If awarded, PRVs may be sold on the open market. Based on this new legislation, SIGA may be eligible for a PRV following FDA approval of TPOXX®. There is no assurance that TPOXX® will be approved or that the Company will be granted a PRV. SIGA will not know until final FDA review and approval of its NDA for TPOXX® whether it has been awarded a PRV under this new legislation.  If SIGA qualifies for a PRV, the potential sale of a PRV could generate significant cash proceeds, although no assurance can be given as to the nature and magnitude of sale proceeds, if any, on the sale of a PRV.

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

In May 2011, we received a 5-year grant of $6.3 million from NIH to continue funding for the development of antiviral drugs for dengue. The grant has been extended to April 2017. As of December 31, 2016, there is approximately $1.0 million available under this grant.

Research Agreements

We obtain funding in the form of grants or contracts from various agencies of the U.S. government to support our research and development activities. Currently, in addition to the BARDA Contract, we have one contract and one grant with varying expiration dates through June 2020 that provide for potential future aggregate research and development funding for specific projects of approximately $18.0 million. This amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. We may not utilize all available funds under the grant covering the pre-clinical drug candidate. Moreover, the contracts and grants contain customary terms and conditions and include the U.S. government’s right to terminate or restructure a grant for convenience at any time.

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

TPOXX® faces significant competition for U.S. government funding for both development and procurement of medical countermeasures for biological, chemical, radiological and nuclear threats, diagnostic testing systems, and other emergency preparedness countermeasures.

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

Human Resources and Research Facilities

As of February 28, 2017, we had 36 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory. Our research and development facilities are located in Corvallis, Oregon, where we lease approximately 9,237 square feet under a lease agreement signed in January 2007, as amended in May 2011, and in April 2015, and which expires in December 2017.

Intellectual Property and Proprietary Rights

SIGA’s commercial success will depend in part on its ability to obtain and maintain patent protection for its proprietary technologies, drug targets, and potential products and to preserve its trade secrets. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, SIGA cannot predict the type and extent of claims that will be allowed in pending patent applications.
SIGA also relies upon trade secret protection for its confidential and proprietary information. No assurance can be given that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to SIGA’s trade secrets or that SIGA can meaningfully protect its trade secrets.
SIGA exclusively owns its key patent portfolio, which relates to its leading drug candidate TPOXX® (ST-246). As of January 30, 2017, the TPOXX® patent portfolio has seven patent families consisting of eleven U.S. utility patents, twenty-one issued foreign patents, one U.S. provisional application, five U.S. utility patent applications, and sixty-six foreign patent applications

The principal and material issued patents covering TPOXX® are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	May 3, 2027
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2011	July 23, 2027
US 7687641	United States	Method of manufacturing ST-246	March 30, 2010	September 27, 2024
US 8124643	United States	Composition of matter for the ST-246 compound and Pharmaceutical compositions containing ST-246	February 28, 2012	June 18, 2024
US 7956197	United States	Method of manufacturing ST-246	June 7, 2011	June 18, 2024
US 8530509	United States	Pharmaceutical compositions containing a mixture of compounds including ST-246	September 10, 2013	June 18, 2024
US 8802714	United States	Method of treating orthopoxvirus infection with a mixture of compounds including ST-246	August 12, 2014	June 18, 2024
US 9045418	United States	Method of manufacturing ST-246	June 2, 2015	June 18, 2024
US 9233097	United States	Liquid Pharmaceutical formulations containing ST-246	January 12, 2016	August 2, 2031
US 9339466	United States	Certain polymorph of ST-246, method of preparation of the polymorph and pharmaceutical compositions containing the polymorph	May 17, 2016	March 23, 2033
US 9546137	United States	Methods of preparing ST-246	January 17, 2017	August 14, 2033
SG 184201	Singapore	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 22, 2015	March 23, 2031
RU 2578606	Russia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	March 27, 2016	March 23, 2031
OA 16109	OAPI/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	October 31, 2013	March 23, 2031
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	December 2, 2014	March 23, 2031
MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
JP 4884216	Japan	Therapeutic agent for treating orthopoxvirus including ST-246, pharmaceutical composition of matter for the ST-246 compound and method of manufacturing ST-246	December 16, 2011	June 18, 2024
JP 5657489	Japan	Method of manufacturing ST-246	December 5, 2014	June 18, 2024
JP 5898196	Japan	Liquid Pharmaceutical formulations containing ST-246	March 11, 2016	August 2, 2031
JP 6018041	Japan	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 7, 2016	March 23, 2031
CH 2011800245893	China	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 26, 2015	March 23, 2031
CA 2529761	Canada	Use of ST-246 to treat orthopoxvirus infection, pharmaceutical compositions containing ST-246 and composition of matter for the ST-246 compound	August 13, 2013	June 18, 2024
CA 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027

AU 2004249250	Australia	Method of treating orthopoxvirus infection, pharmaceutical composition containing ST-246 and composition of matter for the ST-246 compound	March 29, 2012	June 18, 2024
AU 2007351866	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	January 10, 2013	June 18, 2024
AU 2011232551	Australia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	February 26, 2015	March 23, 2031
AU 2011285871	Australia	Liquid Pharmaceutical formulations containing ST-246	August 6, 2015	August 2, 2031
AU 2012268859	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	August 18, 2016	June 18, 2024
AP 3221	ARIPO*/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	April 3, 2015	March 23, 2031
ZA 2012/07141	South Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 29, 2016	March 23, 2031
ZA 2013/00930	South Africa	Liquid Pharmaceutical formulations containing ST-246	November 25, 2015	March 23, 2031
IL 201736	Israel	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	October 1, 2016	April 23, 2027

* ARIPO has 19 member African States as follows: Botswana, The Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Liberia, Rwanda, Sao Tome and Principe, Somalia, Sudan, Swaziland, Tanzania, Uganda, Zambia and Zimbabwe.

The principal and material patent applications covering TPOXX® include patent filings in multiple jurisdictions, including the United States, Europe, Asia, Africa, Australia, and other commercially significant markets. We hold 72 patent applications currently pending with respect to various compositions of TPOXX®, methods of manufacturing, methods of treatment, and dosage forms. Expiration dates for pending patents, if granted, will fall between 2024 and 2034.

TPOXX® is currently SIGA’s sole clinical-stage drug candidate. In addition to the TPOXX® patent portfolio, SIGA also has patents covering pre-clinical drug candidates. Substantially all of the pre-clinical patent portfolio is for Dengue Antiviral drug candidate. SIGA is currently seeking partners for its Dengue Antiviral drug candidate to support further development activity.

FDA regulations require that patented drugs be sold under brand names that comply with various regulations. SIGA must develop and make efforts to protect these brand names for each of its products in order to avoid product piracy and to secure exclusive rights to these brand names. SIGA may expend substantial funds in developing and securing rights to adequate brand names for our products. SIGA currently has proprietary trademark rights in SIGA®, TPOXX® and other brands used by us in the United States and certain foreign countries, but we may have to develop additional trademark rights in order to comply with regulatory requirements. SIGA considers securing adequate trademark rights to be important to its business.

Government Regulation

Regulatory Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the production and marketing of any biopharmaceutical product that we may develop. The nature and the extent to which such regulations may apply to us will vary depending on the nature of any such product. Virtually all of our potential biopharmaceutical products will require regulatory approval by governmental agencies prior to non-governmental commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations is complex and requires the expenditure of substantial resources.

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

FDA amended its regulations, effective June 30, 2002, to include the “animal rule” in circumstances that would permit the typical clinical testing regime to approve certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear agents not otherwise naturally present for use in humans based on evidence of safety in healthy subjects and evidence of effectiveness derived only from appropriate animal studies and any additional supporting data. FDA has indicated that approval for therapeutic use of TPOXX® will be determined under the “animal rule.”

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

FDA regulations also make available an alternative regulatory mechanism that may lead to use of the product under limited circumstances. The Emergency Use Authorization (“EUA”) authority allows the FDA Commissioner to strengthen the public health protections against biological, chemical, radiological and nuclear agents that may be used to attack the American people or the U.S. armed forces. Under this authority, the FDA Commissioner may allow medical countermeasures to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by such agents when appropriate findings are made concerning the nature of the emergency, the availability of adequate and approved alternatives, and the quality of available data concerning the drug candidate under consideration for emergency use. We have provided data to FDA to support an EUA for TPOXX® in the event of a smallpox attack. In November 2012, CDC filed an IND application for use of TPOXX® in emergency situations until an EUA is in place. In December 2012, CDC received a “safe to proceed” letter from FDA for this IND. In August 2013, CDC filed a pre-EUA request for which FDA currently holds an open file.

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

Under Project BioShield, the Secretary of HHS, with the concurrence of the Secretary of the Department of Homeland Security and upon the approval of the President, can contract to purchase unapproved countermeasures for the Strategic National Stockpile in specified circumstances. Congress is notified of a recommendation for a Strategic National Stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the countermeasure to the Strategic National Stockpile is paid on delivery of a substantial portion of the countermeasure. To be eligible for purchase under these provisions, the Secretary of HHS must determine that there are sufficient and satisfactory clinical results or research data, including data, if available, from pre-clinical and clinical trials, to support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by FDA. To exercise this authority, the Secretary of HHS must conclude that:

•	the agent for which the countermeasure is designed can cause serious or life-threatening disease;

•	the product may reasonably be believed to be effective in detecting, diagnosing, treating or preventing the disease;

•	the known and potential benefits of the product outweigh its known and potential risks; and

•	there is no adequate alternative to a product that is approved and available.

Although this provision permits the Secretary of HHS to circumvent FDA approval (entirely, or in part) for procurement and use , its use in this manner would likely be limited to rare circumstances. Prior to the award of the BARDA Contract in May 2011, the Secretary of HHS concluded that TPOXX® would qualify within eight years for approval by the FDA for therapeutic use against smallpox.
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

Availability of Reports and Other Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any document that we file with or furnish to the SEC at www.sec.gov.

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

Risks Related to Our Dependence on U.S. Government Contracts and Grants

We currently expect to derive substantially all of our foreseeable future revenue from sales of TPOXX® under our contract with the BARDA. If BARDA demand for TPOXX® is reduced, our business, financial condition and operating results could be materially harmed.

The BARDA Contract does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future are substantially dependent on the terms of TPOXX® sales to the U.S. government, including price per course, the number and size of doses in a course and the timing of deliveries.

Furthermore, substantially all of our revenues for the years ended December 31, 2016, 2015 and 2014, respectively, were derived from contracts with BARDA for development of the oral or IV formulation of TPOXX®. Our current revenue is primarily derived from BARDA developments contract scheduled to substantially conclude in February 2020. There can be no assurance that we will recognize the revenue from the BARDA Contract in the time periods we anticipate or at all, or that we will be able to secure future contracts or grants. Failure to recognize such revenue or secure such contracts or grants could have a material adverse effect on our results of operations.

The pricing under our fixed-price government contracts and grants is based on estimates of the time, resources and expenses required to perform these contracts and grants. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these arrangements.

Our existing contract with BARDA for TPOXX® includes fixed-price components. We expect that our future contracts and grants with the U.S. government for TPOXX® as well as contracts and grants for biodefense product candidates that we successfully develop also may be fixed-price arrangements. Under a fixed-price contract or grant, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any cost in excess of the fixed price. Estimating costs that are related to performance in accordance with contract or grant specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract or grant could reduce the profitability of a fixed-price contract or grant or cause a loss, which could in turn harm our operating results.

Product deliveries of TPOXX® since December 31, 2014 have been at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once per day. The change in the provisional dosage was based on FDA guidance received by the Company in 2014, subsequent to the deliveries of 1.3 million courses of TPOXX®. Based on the provisional dosage of 600 mg administered twice per day, SIGA currently expects to supplement previously delivered courses of TPOXX®, at no additional cost to BARDA, with additional capsules so that all of the courses previously delivered to BARDA will be at the current provisional dosage. The Company expects to incur significant incremental costs when previously delivered courses are supplemented. The provisional dosage for TPOXX® may be subject to additional changes in the future based on FDA guidance.

Our U.S. government contracts and grants require ongoing funding decisions by the government. Reduced or discontinued funding of these contracts and grants could cause our financial condition and operating results, or our business development efforts, to suffer materially.

Our principal customer for TPOXX® at the present time is the U.S. government. We anticipate that the U.S. government will also be the principal customer for any other biodefense product that we successfully develop. A U.S. government program, such as Project BioShield, may be implemented through the award of many different individual grants, contracts and subcontracts. The funding of government programs is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and stringent budgetary constraints. Our government customers are also subject to uncertainties as to continued funding of their budgets. Additionally, government-funded development grants and contracts typically consist of a base period of performance followed by successive option periods for performance of certain future activities. The value of the goods and services provided during such option periods, which are exercisable in the sole discretion of the government, may constitute the majority of the total value of the underlying contract. If levels of government expenditures and authorizations for biodefense decrease or shift to programs in areas where we do not offer products or are not developing product candidates, our business, revenues and operating results may suffer materially.

Our future business may be harmed as a result of the government contracting process, which can be a competitive bidding process that may involve risks not present in the commercial contracting process.

We expect that a significant portion of the business that we will seek in the future will be under government grants, contracts or subcontracts, which may be awarded through competitive bidding. Competitive bidding for government contracts and grants presents a number of risks that are not typically present in the commercial contracting process, which may include:

•	the need to devote substantial management and key employee time and attention to the preparation of bids and proposals for contracts and grants that may not be awarded to us;

•	the need to estimate the resources and cost structure that will be required over a period of several years to perform any contract or grant that we might be awarded;

•	the risk that the government will issue a request for proposal to which we would not be eligible to respond;

•	the risk that third parties may submit protests to our responses to requests for proposal that could result in delays or withdrawals of those requests for proposal; and

•
the expenses that we might incur and the delays that we might suffer if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract or grant.

The U.S. government may choose to award future contracts and grants for the supply of smallpox antiviral treatment and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win particular contracts and grants, we may not be able to operate in the market for products that are provided under those contracts and grants for a number of years. If we are unable to obtain new contracts and grants over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure and fulfill such contracts and grants, our growth strategy and our business, financial condition, and operating results could be materially adversely affected.

The success of our business with the U.S. government depends on our compliance with laws, regulations and obligations under our U.S. government contracts and grants and various federal statutes and authorities.

Our business with the U.S. government is subject to specific procurement regulations and a variety of other legal and compliance obligations. These laws and rules include those related to:

•	procurement integrity;

•	export control;

•	government security regulations;

•	employment practices;

•	protection of the environment;

•	accuracy of records and the recording and reporting of costs; and

•	foreign corrupt practices.

In addition, before awarding us any contract or grant, the U.S. government could require that we respond satisfactorily to a request to substantiate our commercial viability and industrial capabilities. Compliance with these obligations increases our performance and compliance costs. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. The termination of a government contract or grant or relationship as a result of our failure to satisfy any of these obligations would have a material negative impact on our operations and harm our reputation and ability to procure other government contracts or grants in the future.

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

Government contracts and grants customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including (but not limited to) provisions that allow the government to:

•	terminate existing contracts or grants, in whole or in part, for any reason or no reason;

•	unilaterally reduce or modify grants, contracts or subcontracts, including through the use of equitable price adjustments;

•	cancel multi-year contracts or grants and related orders if funds for performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a contract or grant;

•	exercise an option to purchase only the minimum amount specified in a contract or grant or not pay optional milestones in a contract or grant;

•	decline to exercise an option to purchase the maximum amount specified in a contract or grant;

•	claim rights to products, including intellectual property, developed under a contract or grant;

•	take actions that result in a longer development timeline than expected;

•	direct the course of a development program in a manner not chosen by the government contractor;

•	suspend or debar the contractor from doing business with the government or a specific government agency;

•	pursue criminal or civil remedies under the False Claims Act and the False Statements Accountability Act; and

•	control or prohibit the export of products.

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

Changing political or social factors and opposition, including protests and potential related litigation, may delay or impair our ability to market TPOXX® and any other biodefense product candidates and may require us to spend time and money to address these issues.

Products developed to treat diseases caused by or to combat the threat of bioterrorism or biowarfare will be subject to changing political and social environments. The political and social responses to bioterrorism and biowarfare have been unpredictable and much debated. Changes in the perception of the risk that military personnel or civilians could be exposed to biological agents as weapons of bioterrorism or biowarfare may delay or cause resistance to bringing our products to market or limit pricing or purchases of our products, any of which could materially harm our business.

In addition, substantial delays or cancellations of purchases could result from protests or challenges from third parties, including potential lawsuits brought against us by third parties such as activists. Even if not successful, such protests and litigation require us to spend time and money defending the value of our product or contracts. The need to address political and social issues may divert our management’s time, attention and resources from other business concerns.

Additional lawsuits, publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, TPOXX® and our biodefense product candidates. In such event, our ability to market and sell such products may be hindered and the commercial success of TPOXX® and other products we develop may be harmed, thereby reducing our revenues.

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
former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and the FCPA;

•	export and import control laws and regulations; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Risks Related to Commercial Activities

Our ability to grow our business may depend significantly on our ability to achieve sales of TPOXX® to customers other than the U.S. government.

An element of our business strategy is to sell TPOXX® to customers other than the U.S. government. These potential customers include foreign governments and state and local governments, as well as non-governmental organizations focused on global health like the World Health Organization, health care institutions like hospitals (domestic and foreign) and certain large business organizations interested in protecting their employees against global threats.

The market for sales of TPOXX®® to customers other than the U.S. government is undeveloped, and we may not be successful in generating meaningful sales of TPOXX®, if any, to these potential customers.

Governmental regulations may make it difficult for us to achieve significant sales of TPOXX® to customers other than the U.S. government. For example, federal and foreign regulations usually require approval of the drug under generally applicable food and drug laws or waivers of such approval before these customers may procure the drug. Additionally, federal laws place various restrictions on the export of drugs that are not FDA-approved or that have potential biodefense-related uses. These restrictions are subject to change as global conditions change. These restrictions and other regulations on drug sales could limit our sales of TPOXX® to foreign governments and other commercial or foreign customers. In addition, U.S. government demand for TPOXX® may limit supplies of TPOXX® available for sale to non-U.S. government customers.

If we fail to increase our sales of TPOXX® to customers other than the U.S. government, our business and opportunities for growth could be limited.

Because we must obtain regulatory clearance or otherwise operate under strict legal requirements in order to test and market our products in the U.S., we cannot predict whether or when we will be permitted to commercialize our products other than through the BARDA Contract.

Except with respect to sales to BARDA under Project BioShield, pharmaceutical products cannot generally be marketed in the U.S. until they have has completed rigorous efficacy testing and clinical trials and an extensive regulatory clearance and approval process implemented by FDA. Pharmaceutical products typically take many years to satisfy regulatory requirements and require the expenditure of substantial resources depending on the type, complexity and novelty of the product and its intended use.

Institutional review boards and FDA oversee clinical trials. Such trials:

•	must be conducted in conformance with FDA regulations;

•	must meet requirements for institutional review board oversight;

•	must meet requirements for informed consent;

•	must meet requirements for good clinical and manufacturing practices;

•	are subject to continuing FDA oversight;

•	may require large numbers of test subjects in varying conditions and over extended periods of time; and

•
may be suspended by us or FDA at any time if it is believed that the subjects participating in these trials are being exposed to unacceptable health risks or if FDA finds deficiencies in our IND application or the conduct of these trials.

Before receiving FDA clearance to market a product in the absence of a medical or public health emergency, we must demonstrate that the product is safe and effective on the patient population that will be treated. Data we obtain from pre-clinical and clinical activities and from animal models are susceptible to varying interpretations that could delay, limit or prevent regulatory clearances. Additionally, conducting and managing pre-clinical and clinical trials and animal efficacy studies and manufacturing processes necessary to obtain regulatory approval always involves some risk.

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

The biopharmaceutical industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. In addition, there are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products. Many of these companies have substantially greater financial, technical, research and development resources, and human resources than us. Competitors may develop products or other technologies that are more effective than any that are being developed by us or may obtain FDA approval for products more rapidly than us. If we commence commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which it is very difficult to succeed and in which we have limited experience. Many potential competitors have manufacturing facilities and established marketing capabilities that would enable such companies to market competing products through existing channels of distribution which could provide a substantial advantage.

Product liability lawsuits could cause us to incur substantial liabilities and require us to limit commercialization of any products that we may develop.

We face an inherent business risk related to the sale of TPOXX® and any other products that we successfully develop and the testing of our product candidates in clinical trials.

TPOXX® is currently identified as a covered countermeasure under a Public Readiness and Emergency Preparedness Act (the “PREP Act”) declaration issued in October 2008, as amended, which provides us with substantial immunity with respect to the manufacture, administration or use of TPOXX®. Under our BARDA Contract, the U.S. government should indemnify us against claims by third parties for death, personal injury and other damages related to TPOXX®, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts from the U.S. government.

If we cannot successfully defend ourselves against future claims that our product or product candidates caused injuries and we are not entitled to or able to obtain indemnity by the U.S. government with respect to such claims, or if the U.S. government does not honor its indemnification obligations, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for any product candidate or product that we may develop;

•	injury to our reputation;

•	withdrawal of a product from the market;

•	costs and management time and focus to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

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

Additionally, a successful product liability claim or series of claims brought against us could cause our stock price to fall, could decrease our financial resources and materially, exhaust our existing insurance or limit our ability to obtain insurance going forward, all of which would adversely affect our business.

We may be required to perform additional clinical trials or change the labeling of our products if we or others identify side effects after our products are on the market, which could harm future sales of the affected products.

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

Any of the above occurrences could harm or prevent future sales of the affected products or could increase the costs and expenses of commercializing and marketing these products.

Healthcare reform and controls on healthcare spending may limit the price we charge for our products and the amounts that we can sell.

There have been a number of legislative and regulatory proposals in the United States to change the health care system in ways that could affect our ability to sell our products profitably. One enacted proposal, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”), substantially changed the way healthcare is financed by both governmental and private insurers and will have a substantial effect on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs like Medicare, reimbursement changes and rules protecting against fraud and abuse, that will change existing healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. If we obtain marketing approval for our products, it is possible that some of our revenue may be derived from governmental healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposed a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. The Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and potential future sales and profitability of our products specifically.

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to revise and implement costly compliance programs.

If we expand our operations outside of the United States, we must comply with numerous laws and regulations relating to our business operations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices and compliance programs is costly and such programs can be difficult to enforce, particularly where reliance on third parties is required.

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

Compliance with the FCPA is expensive and can be difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical studies and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. In addition, biodefense companies like SIGA often sell their products directly to foreign governments.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to compliance with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties that can be levied on the Company and its executives.

Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a material negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

Other countries such as the UK have anti-bribery laws similar to or more expansive in scope than the FCPA which may be applicable to our operations.

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

We currently employ a small, targeted group to support development and business activities related to TPOXX®. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we successfully develop. If we are unable to adequately support our development and business activities, we may be unable to expand our sales of TPOXX®, which could have an adverse effect on our growth.

Risks Related to Regulatory Approvals

If we are not able to obtain regulatory approvals for TPOXX® from the FDA, we will not be able to realize the full benefits of the BARDA contract and will not be able to commercialize our drug candidates in the United States other than through sales to BARDA, and our ability to generate revenue could be materially impaired.

The development and full commercialization of TPOXX®, including the testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for TPOXX® will prevent us from fully commercializing TPOXX® in the United States other than through sales to BARDA under Project BioShield. We have limited experience in preparing, filing and prosecuting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process. Securing FDA approval requires the submission to FDA of extensive pre-clinical and clinical data, animal efficacy studies, information about product manufacturing processes and inspection of facilities and supporting information in order to establish the drug candidate’s safety and efficacy. TPOXX®, or other drug product may not be effective, may be only moderately effective, or may prove to have significant side effects, toxicities, or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

Failure to obtain regulatory approval in international jurisdictions could prevent us from marketing our products abroad.

We intend to seek to market our products outside the United States. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval.

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

The Fast Track designation for TPOXX® may not actually lead to a faster development or regulatory review or approval process.

We have obtained a “Fast Track” designation from FDA for TPOXX®. However, we may not experience a faster development process, review or approval compared to conventional FDA procedures. FDA may withdraw our Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Our Fast Track designation does not guarantee that we will qualify for or be able to take advantage of FDA’s expedited review procedures or that any application that we may submit to FDA for regulatory approval will be accepted for filing or ultimately approved.

Risks Related to Product Development

Our business depends significantly on our success in completing development and commercialization of drug candidates that are still under development. If we are unable to commercialize these drug candidates, or experience significant delays in doing so, our business will be materially harmed.

We have invested a substantial majority of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term cash-flows is primarily dependent on the success of our smallpox antiviral drug candidate TPOXX®. The commercial success of our drug candidates will depend on many factors, including:

•	successful development, formulation and cGMP scale-up of drug manufacturing that meets FDA requirements;

•	successful development of animal models;

•	successful completion of non-clinical development, including studies in approved animal models;

•	our ability to pay the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	successful completion of clinical trials;

•	receipt of marketing approvals from FDA and similar foreign regulatory authorities;

•	establishing commercial manufacturing processes of our own or arrangements on reasonable terms with suppliers and contract manufacturers;

•	manufacturing stable commercial supplies of drug candidates, including availability of raw materials;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product by potential government customers, public health experts, physicians, patients, healthcare payors and others in the medical community.

We expect to rely on FDA regulations known as the “animal rule” to obtain approval for certain of our biodefense drug candidates. The animal rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval. These regulations are relied upon only occasionally, and both we and the government have limited experience in the application of these rules to the drug candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our drug candidates in humans. If we are not successful in completing the development and commercialization of our drug candidates, whether due to our efforts or due to concerns raised by our governmental regulators or customers, our business could be materially harmed.

We will not be able to commercialize our drug candidates if our clinical trials do not demonstrate safety or our clinical trials or animal studies do not demonstrate efficacy.

Before obtaining regulatory approval for the sale of our drug candidates, extensive development is required. The goal of development is to use clinical studies to demonstrate the safety of our drug candidates and animal trials to demonstrate the efficacy of our drug candidates. Clinical trials and animal studies, and related work, is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful, and interim results of a clinical trial or animal efficacy study do not necessarily predict final results.

A failure of one or more of our clinical trials or animal efficacy studies can occur at any stage of development. We may experience numerous unforeseen events during, or as a result of, pre-clinical testing and the clinical trial or animal efficacy study process that could delay or prevent our ability to receive regulatory approval or commercialize our drug candidates, including:

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

TPOXX® is currently in product development and there can be no assurance of successful commercialization beyond the BARDA contract.

To obtain FDA approval for the oral and/or IV formulation of TPOXX®, we will be required to obtain adequate proof of efficacy from multiple animal model studies and provide animal and human safety data.
FDA has not approved any of our biopharmaceutical product candidates. We cannot be sure our approach to drug development will be effective or will result in the successful commercialization of any drug. We cannot predict with certainty whether any drug resulting from our research and development efforts will be commercially available within the next several years, or if they will be available at all.

Even when we receive initially positive pre-clinical or clinical results, such results do not mean that similar results will be obtained in later stages of drug development, such as additional animal studies or human clinical trials. All of our potential drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that none of our drug candidates will or can:

•	be shown to be safe, non-toxic and effective;

•	otherwise meet applicable regulatory standards;

•	receive the necessary regulatory approvals;

•	develop into commercially viable drugs;

•	be manufactured or produced economically and on a large scale;

•	be successfully marketed;

•	be paid for by governmental procurers or be reimbursed by governmental or private insurers; and

•	achieve customer acceptance.

In addition, third parties may preclude us from marketing our drugs through enforcement of their proprietary or intellectual property rights that we are not aware of, or third parties may succeed in marketing equivalent or superior drug products. Our failure to develop safe, commercially viable drugs would have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Dependence on Third Parties

If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or fully commercialize our drug candidates and our business may suffer.

We do not have the ability independently to conduct the clinical trials, required to obtain regulatory approval for our products. We depend on independent investigators, contract research organizations and other third-party service providers to conduct trials of our drug candidates and expect to continue to do so. We rely heavily on these third parties for successful execution of our trials, but do not exercise day-to-day control over their activities. We are responsible for ensuring that each of our trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Similarly, animal trials are required to comply with Good Laboratory Practices.

We also currently rely on third-party manufacturers and service providers to produce TPOXX®. Under the BARDA Contract, we are responsible for the performance of these third-party contracts, and our contracts with these third parties give us certain supervisory and quality control rights, but we do not exercise complete day-to-day control over their activities.

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

Manufacturing API and finished drug products, especially in large quantities, is complex. Our drug candidates require several manufacturing steps at multiple facilities, and may involve complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Our products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, some of which all pharmaceutical companies, including SIGA, experience from time to time, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and/or cause us to fail to satisfy contractual commitments, lead to delays in our clinical trials or result in litigation or regulatory action.

If third parties do not manufacture our drug candidates or products in sufficient quantities and at an acceptable cost or in compliance with regulatory or contractual requirements and specifications, the fulfillment of contractual requirements under the BARDA contract or the development of our drug candidates could be delayed, prevented or impaired.

We currently rely on third parties to manufacture drug candidates, including TPOXX®. Any significant delay in obtaining adequate supplies of our drug candidates could adversely affect our ability to develop drug candidates or perform commercial contracts If our contract manufacturers are unable to generate enough materials to meet commercial obligations or satisfy clinical needs, the success of drug products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our ability to develop drug candidates and perform on commercial contracts on a timely and competitive basis. If our third party manufacturers’ production processes malfunction or contaminate our drug supplies during manufacturing, we may incur significant inventory loss that may not be covered by our contractual provisions or insurance policies.

We currently rely on third parties to demonstrate regulatory compliance, for regulatory and science support and for quality assurance with respect to the drug candidates manufactured for us. We intend to continue to rely on these third parties for these purposes with respect to production of commercial supplies of drugs that we successfully develop. Manufacturers are subject to ongoing, periodic, unannounced inspection by FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with applicable laws and regulations.

We cannot be certain that our present or future manufacturers will be able to comply with these regulations and other FDA regulatory requirements or similar regulatory requirements outside the U.S. Our contracts and grants call for compliance with all applicable legal and regulatory requirements, however, we do not control third-party manufacturers and their methods for ensuring adherence to regulatory and legal standards. If we or these third parties fail to comply with applicable regulations, sanctions could be imposed on us which could significantly delay and adversely affect supplies of our drug candidates.

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

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel. The loss of the services of any key executive might impede the achievement of our research, development and commercial objectives. Replacing key employees may be difficult and time-consuming because of the limited number of individuals in our industry with the skills and experiences required to develop, gain regulatory approval of and commercialize our product candidates successfully. We generally do not maintain key person life insurance to cover the loss of any of our employees. Recruiting and retaining qualified scientific personnel, clinical personnel and business development personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms, if at all, given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from other companies, universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development, regulatory and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

As of December 31, 2016, we had federal net operating loss carryforwards, or NOLs, of $204.9 million to offset future taxable income. The remaining NOLs expire in various years between 2023 and 2034, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes a limitation on a company’s ability to use NOLs if the company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we may be required to pay more taxes than if we were able to utilize our NOLs fully. For example, as a result of a previous change in stock ownership, the annual utilization of the NOLs generated in tax years prior to 2004 are subject to limitation.

Risks Related to Our Intellectual Property

Our ability to compete may decrease if we do not adequately protect our intellectual property rights.

Our commercial success will depend in part on our ability to obtain and maintain patent protection for our proprietary technologies, drug targets and potential products and to preserve our trade secrets and trademark rights. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the type and breadth of claims allowed in patents covering our products.

SIGA exclusively owns its key patent portfolio, which relates to its leading drug candidate TPOXX® (ST-246). As of January 30, 2017, the TPOXX® patent portfolio has seven patent families consisting of eleven U.S. utility patents, twenty-one issued foreign patents, one U.S. provisional application, five U.S. utility patent applications, and sixty-six foreign patent applications.

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

In addition, from time to time, the Company is involved in disputes or legal proceedings arising in the ordinary course of business. Those disputes or legal proceedings can be costly, create distractions for our business, and adversely affect the Company.

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

Risks Related to Our Financial Position and Need for Additional Financing

Our common stock was delisted by NASDAQ, which could limit the liquidity of our common stock, increase its volatility and hinder our ability to raise capital.

In March 2015, the Company’s common stock was suspended from trading on the NASDAQ Global Market and began trading on the OTC Pink Sheets, an inter-dealer electronic quotation and trading system for equity securities. This delisting has limited the liquidity of our common stock, and could increase its volatility and hinder our ability to raise capital. Some investors may perceive our common stock to be less attractive because it is traded on the OTC Pink Sheets. In addition, as a company quoted on the OTC Pink Sheets, we do not attract the extensive analyst coverage that accompanies companies listed on national exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the OTC Pink Sheets. These factors may have an adverse impact on the trading and price of our common stock.

We have incurred operating losses since our inception and expect to incur net losses for at least the near term future.

We incurred net operating losses of approximately $31.0 and $31.0 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, 2015 and 2014, our accumulated deficit was approximately $501.1 million, $461.4 million and $442.0 million, respectively. We expect to continue to have significant operating expenses and will need to generate significant revenues to achieve profitability.

Our ability to fund operations is substantially dependent on cash flows from the BARDA Contract. If we do not achieve positive cash flows, we cannot guarantee that we can sustain or enhance our current level of operations. We expect that cash flows will fluctuate significantly and could be delayed from one quarter to another based on several factors. If cash flows grow slower than we anticipate, or if operating expenses or other expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, financial condition and cash flows will be materially and adversely affected.

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

We may require additional financing and we may not be able to raise additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Debt financing arrangements, if available, may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our stockholders.

Indebtedness may make it more difficult to obtain additional financing or reduce our flexibility to act in our best interests, and default on our indebtedness would have a material adverse effect on our business, financial condition and results of operations.

The level of our indebtedness under our Loan Agreement (as defined in “Note 7 to the financial statements”) could affect us by: making it more difficult to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes; shortening the duration of available revolving credit because lenders may seek to avoid conflicting maturity dates; constraining our ability to react quickly in an unfavorable economic climate or to changes in our business or the pharmaceutical industry; or potentially requiring the dedication of substantial amounts to service the repayment of outstanding debt, including periodic interest payments, thereby reducing the amount of cash available for other purposes. In addition, the Loan Agreement contains customary covenants which could impact our ability to obtain additional financing and restrict our flexibility in carrying out our business strategy.

Under the Loan Agreement, we are obligated to make periodic interest payments on the outstanding principal amount. Any accrued and unpaid interest or unpaid principal will be due on the maturity date of the Loan (November 16, 2020). If we do not generate sufficient operating cash flows to fund these payments or obtain additional funding from external sources at acceptable terms, we may not have sufficient funds to satisfy our principal and interest payment obligations when those obligations are due, which would place us into default under the terms of the Loan Agreement (as further described below).

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum cash balance throughout the term of the loan under the Loan Agreement and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business and enter into certain merger or consolidation transactions. These covenants could impact our ability to obtain additional financing and restrict our flexibility in carrying out our business strategy.

The Loan Agreement includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) the material inaccuracy of representations or warranties made thereunder, (iii) non-compliance with covenants thereunder, (iv) non-payment of amounts due under, or the acceleration of, other material indebtedness of the Company and (v) bankruptcy or insolvency events. Such default would have a material adverse effect on our business, financial condition and results of operations. Upon the occurrence and during the continuance of an event of default under the Loan Agreement, the interest rate may increase by 2.00% per annum above the rate of interest otherwise in effect, and the Lenders would be entitled to accelerate the maturity of the Company’s outstanding obligations thereunder. In addition, our indebtedness under the Loan Agreement is secured by a first priority lien on all of our existing and after-acquired property, including intellectual property. If we default on our obligations under the Loan Agreement, our lender could foreclose on our assets.

We may issue additional debt or incur other types of indebtedness in the future, subject to compliance with the terms of the Loan Agreement, and such additional indebtedness may carry with it similar risks.

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

The volatile price of our stock makes it difficult for investors to predict the value of their investments, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	Delays in the filing of a new drug application (“NDA”) fir the FDA approval of TPOXX®;

•	publicity regarding actual or potential clinical or animal test results relating to products under development by our competitors or us;

•	initiating, completing or analyzing, or a delay or failure in initiating, completing or analyzing, pre-clinical or clinical trials or animal trials or the design or results of these trials;

•	achievement or rejection of regulatory approvals by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning our collaborations and supply chain;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenues and other results of operations;

•	changes in financial estimates by securities analysts;

•	publicity or activity involving possible future acquisitions, strategic investments, partnerships or alliances;

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

Our certificate of incorporation allows our Board of Directors to issue up to 20,000,000 shares of preferred stock and to fix the voting powers, designations, preferences, rights and qualifications, limitations or restrictions of these shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and could be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with our future activities, could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change of control.

Concentration of ownership of our capital stock could delay or prevent a change of control.

Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. They also have, through the exercise or conversion of certain securities, the right to acquire additional common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change of control of SIGA. As of the most recent available information, directors, executive officers and principal stockholders beneficially owned approximately 35% of our outstanding stock.

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

Item 3. Legal Proceedings

After several years of proceedings in litigation initiated by PharmAthene in 2006, the Delaware Court of Chancery on August 8, 2014 issued an opinion and order in which it determined, among other things, that PharmAthene was entitled to a lump sum damages award for its lost profits including interest and fees, based on United States government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On September 16, 2014, as a consequence of SIGA’s chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 1 to the financial statements), except that the parties agreed by stipulation approved by the Court on October 8, 2014 that the litigation could proceed. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment (the "Final Order and Judgment") awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”). Pursuant to the Final Order and Judgment, SIGA also was liable to PharmAthene for $30,663.89 per day in post-judgment interest. On a series of dates up to and including a final payment on November 16, 2016, the Company paid PharmAthene an aggregate of $217 million to fully satisfy the Outstanding Judgment, including post-judgment interest, in accordance with the Plan as described in Note 1 to the financial statements.

From time to time, we may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although such claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of such current pending matters, if any, will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Since March 20, 2015, the Company's common stock had been traded on the OTC Pink Sheets. The Company's common stock traded under the symbol "SIGAQ" from March 20, 2015 until April 17, 2016, and since April 18, 2016, it has traded under the Symbol "SIGA." Prior to March 20, 2015, the Company's common stock had been traded on the Nasdaq Global Market under the symbol "SIGA" since September 3, 2009 and, prior to such date, had been traded on the Nasdaq Capital Market since September 9, 1997. Prior to that time there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as reported on the Nasdaq Global Market and OTC:

2016	High	Low
First Quarter	$0.88	$0.35
Second Quarter	1.20	0.35
Third Quarter	3.12	0.97
Fourth Quarter	3.35	1.90

2015	High	Low
First Quarter	$2.68	$1.35
Second Quarter	2.06	1.28
Third Quarter	1.49	1.01
Fourth Quarter	1.53	0.20

As of February 28, 2017, the closing sale price of our common stock was $3.29 per share. There were 36 holders of record as of February 28, 2017. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the growth and development of our business. Dividend payments are not permitted under the Loan Agreement.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2016, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2011 in each of (i) our common stock; (ii) the Nasdaq National Market-US; and (iii) the Nasdaq Pharmaceutical Index.

	December 31,
	2011	2012	2013	2014	2015	2016
SIGA Technologies, Inc.	$100	$104	$130	$57	$17	$114
NASDAQ Composite Index	$100	$116	$160	$182	$192	$207
NASDAQ Biotech Composite Index	$100	$132	$218	$293	$326	$256

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The selected financial data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from applicable audited consolidated financial statements not included in this annual report. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes to those statements included elsewhere in this annual report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Revenues	14,988	8,176	3,140	5,519	8,971
Selling, general and administrative	13,714	10,582	12,647	13,119	10,967
Research and development	19,711	13,131	10,707	13,785	18,213
Patent preparation fees	909	1,009	988	1,421	1,883
Litigation accrual	—	14,407	188,465	197	443
Restructuring charges	11,669	—	—	513	—
Loss from operations	(31,015)	(30,953)	(209,667)	(23,516)	(22,536)
Decrease (increase) in fair value of common stock warrants	(895)	—	313	(74)	805
Interest expense	(2,395)	(267)	(456)	(1,207)	(173)
Backstop fee	(1,764)	—	—	—	—
Other income, net	102	42	1	1	1
Reorganization items, net	(3,717)	(7,811)	(2,127)	—	—
Loss before income taxes	(39,684)	(38,989)	(211,935)	(24,796)	(21,904)
Benefit from (provision for) income taxes	(14)	(462)	(53,528)	7,618	7,844
Net income (loss)	(39,698)	(39,451)	(265,463)	(17,177)	(14,060)
Basic earnings (loss) per share	(0.69)	(0.73)	(4.97)	(0.33)	(0.27)
Diluted earnings (loss) per share	(0.69)	(0.73)	(4.97)	(0.33)	(0.27)
Weighted average shares outstanding: basic	57,188,503	53,777,687	53,419,686	52,368,842	51,639,622
Weighted average shares outstanding: diluted	57,188,503	53,777,687	53,419,686	52,368,842	51,639,622
Cash and cash equivalents and short-term investments	28,702	112,711	99,714	91,310	32,017
Total assets	160,982	185,733	160,729	193,824	105,836
Long-term obligations	248	332	405	2,438	4,779
Stockholders’ equity (deficit)	(287,418)	(284,429)	(246,502)	16,975	28,243
Net cash provided by (used in) operating activities	(115,726)	11,109	14,177	58,437	(20,223)

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

Overview

We are a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. Our lead product is TPOXX®, also known as ST-246, an orally administered antiviral drug that targets orthopoxvirus infections, including smallpox. While TPOXX® is not yet approved as safe or effective by the U.S. Food & Drug Administration, it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project Bioshield.

Chapter 11 Filing

On September 16, 2014 (the “Petition Date”), the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The Company operated its business as a “debtor-in-possession” until its emergence from chapter 11 of the Bankruptcy Code. The Company emerged from chapter 11 of the Bankruptcy Code on April 12, 2016. The Company did not apply the provision of fresh start accounting as ownership of existing shares of the Company's common stock remained unaltered by the Third Amended Chapter 11 Plan as discussed below in the "Plan of Reorganization".

The chapter 11 case preserved the Company's ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the financial statements) and preserved its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

PharmAthene Litigation

On November 16, 2016, the Company satisfied the Outstanding Judgment (defined in Note 13 to the financial statements) owed to PharmAthene, Inc. in connection with litigation. In total, PharmAthene was paid $217 million in connection with the Outstanding Judgment. See Note 13 to the financial statements for details related to the litigation.

Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. With the receipt of the $8.5 million product delivery payment in February 2017, the Company is not entitled to receive any additional procurement-related payments under the current BARDA Contract (Note 3) until FDA approval of TPOXX® has been achieved and until a cumulative 2 million courses of TPOXX® have been delivered to the Strategic Stockpile. Upon meeting these requirements, the Company is entitled to a $41 million hold back payment under the BARDA contract. Based on a targeted NDA filing for TPOXX® by the end of 2017, it is currently anticipated that the Company will be eligible to receive the $41 million hold back payment in the second half of 2018.

In the event that the Company does not receive a substantial portion of the hold back payment by the third quarter of 2018, then, based on current operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under the Term Loan (Note 7) In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; by significantly reducing its operating expenses; or by modifying the terms of the Loan Agreement. There can be no assurance that the Company will cumulatively deliver 2 million courses of TPOXX® to the Strategic Stockpile, or that TPOXX® will receive FDA approval on a timely basis, if at all. Furthermore, there can be no assurance that the Company would be able to raise proceeds, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets or the modification of the existing BARDA Contract, significantly reduce its operating expenses, or that the lenders would agree to modify the Term Loan Agreement, if needed.

Lead Product - TPOXX®

On May 13, 2011, the Company signed a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver two million courses of TPOXX® to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The contract with BARDA (as modified, the "BARDA Contract") is worth approximately $472 million, including $409.8 million related to the manufacture and delivery of 1.7 million courses of TPOXX® and $62 million of potential reimbursements connected to development and supportive activities (the “Base Contract”).

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

•
The requirements for the $20.5 million milestone changed. For payment, this milestone was modified to require the Company to submit documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a Data & Safety Monitoring Board ("DSMB") and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA. Previously, this milestone required the successful submission to the FDA of a complete application for TPOXX® regulatory approval. During the third quarter of 2016, the Company met the modified milestone and received payment.

As of December 31, 2016, the Company has received $360.4 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX®. Included in this amount are a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX®, an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX®. the $20.5 million milestone payment (referenced above) in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a DSMB and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA, and $278.4 million of payments for physical deliveries of TPOXX® to the Strategic Stockpile beginning in 2013.

As of December 31, 2016, the Company was eligible to receive an additional $49.4 million under the Base Contract for the manufacture, delivery and purchase by BARDA of courses of TPOXX®. Included in this amount are: $8.5 million of payments related to physical deliveries of TPOXX® to the Strategic Stockpile ; and a $41 million hold back payment, which represents an approximate 10% hold back on the $409.8 million of total payments tied to the manufacture and delivery of 1.7 million courses of TPOXX® that are to be purchased by BARDA. The $41 million hold back payment would be triggered by FDA approval of TPOXX®, as long as the Company has cumulatively delivered 2.0 million courses of TPOXX® to the Strategic Stockpile and the Company does not have a continuing product replacement obligation to BARDA. In February 2017, the Company received an $8.5 million payment for a product delivery made in January 2017 of TPOXX® courses.

The BARDA Contract expires in September 2020.

Under the Base Contract, BARDA has agreed to buy from SIGA 1.7 million courses of TPOXX®. Additionally, SIGA expects to contribute to BARDA 300,000 courses at no additional cost to BARDA. A total of 2.0 million courses of TPOXX® is required to be delivered to the Strategic Stockpile in order for the Company to receive the $41 million hold back payment (see description of hold back payment below).

For courses of TPOXX® that are physically delivered to the Strategic Stockpile, the Company has replacement obligations, at no cost to BARDA, in the event that the final version of TPOXX® approved by the U.S. Food and Drug Administration (the “FDA”) is different from any course of TPOXX® that has been delivered to the Strategic Stockpile or if TPOXX® does not meet any specified label claims, fails release testing or does not meet the 38 month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX® is recalled or deemed to be recalled for any reason.

We believe TPOXX® is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. TPOXX® is an investigational product that is not currently approved by FDA as a treatment of smallpox or any other indication. FDA has designated TPOXX® for “fast-track” status, creating a path for expedited FDA review and potential eventual regulatory approval.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options and warrants granted or issued by the Company, revenue recognition, income taxes, realization of deferred tax assets, and contingencies. For a detailed discussion of the application of these and other accounting policies, see Note 2 to our consolidated financial statements.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future.  Each reporting period, the Company assesses the realizability of it deferred tax assets to determine if the deductible temporary differences will be utilized on a more-likely-than-not basis.  In making this determination, the Company assesses all available positive and negative evidence to determine if its existing deferred tax assets are realizable on a more-likely-than-not basis.  Significant weight is given to positive and negative evidence that is objectively verifiable.  The Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on the Company's generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences.  Based on the weight of available evidence including three-year cumulative pre-tax losses, the Company continued to conclude that its deferred tax assets are not realizable on a more-likely-than-not basis and that a full valuation allowance is required.

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

Income tax benefits are recognized for a tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. As of December 31, 2016 and 2015, the Company has no material uncertain tax positions. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes.

Warrant Liability
The Company accounts for warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments with certain anti-dilution features be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Fair value is estimated using a model-derived valuations. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities.

Recent Accounting Pronouncements
On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact that ASU 2016-18 will have on its consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016 -15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact that ASU 2016-15 will have on its consolidated financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt the amendments in the first quarter of 2017, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company assessed the impact of ASU 2016-09 and believes adoption of the ASU will not have a material impact on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02 Leases, which relates to the accounting of leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. This ASU states that, when making this assessment, management should consider relevant conditions or events that are known or reasonably knowable on the date the financial statements are issued or available to be issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. The Company adopted ASU 2014-15 and for adoption impact see Note 1 to the financial statements under "liquidity".

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for the first interim periods beginning after December 15, 2016. The Company is assessing the potential impact of the variable consideration related to milestones and other payments received as well as the impact of the potential replacement obligation for courses already delivered to BARDA. The Company will continue to assess the impact of
ASU 2014-09.

Results of Operations for the Years ended December 31, 2016, 2015, and 2014

Revenues from research and development contracts and grants for the years ended December 31, 2016 and 2015, were $15.0 million and $8.2 million, respectively. The increase in revenue of $6.8 million, or 83%, reflects a $7.6 million increase in revenues from our federal contracts supporting the development of TPOXX®, partially offset by a $744,000 decrease in revenues from our grant revenues supporting research related to dengue fever. Revenues from federal contracts supporting the development of TPOXX® have increased because active studies involving TPOXX® have increased in number and scale in comparison to prior year activity.

Revenues from research and development contracts and grants for the years ended December 31, 2015 and 2014, were $8.2 million and $3.1 million, respectively. The decrease in revenue of $5.1 million, or 160%, reflects a $4.3 million increase in revenues from our federal contracts supporting the development of TPOXX® and a $771,000 million increase in grant revenues related to dengue fever. The increase in revenues related to the TPOXX® program is primarily due to the commencement of an expanded human safety study in 2015, as well as the performance of multiple animal studies.

Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2016 and 2015 were $13.7 million and $10.6 million, respectively, reflecting an increase of $3.1 million, or 29.6%. The increase is primarily attributable to: a $2.2 million increase in annual bonus expense related to operating performance and performance in connection with strategic initiatives related to satisfaction of the PharmAthene liability; an increase of $1.2 million in professional service fees in connection with strategic initiatives related to satisfaction of the PharmAthene liability; and $684,000 of primarily professional service fees incurred post Effective Date of the Plan and in connection with the chapter 11 case and implementation of the reorganization plan. These factors were partially offset by a decrease in professional service fees in connection with PharmAthene litigation and a decrease of approximately $600,000 in stock-based compensation expense.

SG&A for the years ended December 31, 2015 and 2014 were $10.6 million and $12.6 million, respectively, reflecting a decrease of approximately $1.9 million, or 15.5%. The decrease is primarily related to a decrease of $888,000 in professional service fees in connection with business development and strategic initiatives; a $536,000 decrease in employee compensation expense primarily due to a decrease in stock-based compensation expense; a decrease of $254,000 in investor relation and other consulting services; and a $96,000 decrease in travel-related expense.

Research and development (“R&D”) expenses were $19.7 million for the year ended December 31, 2016, an increase of approximately $6.6 million, or 50% from the $13.1 million incurred during the year ended December 31, 2015. The increase is primarily attributable to: an increase of $6.8 million in direct vendor-related expenses supporting the development of TPOXX® (number and scale of active studies increased); and a $1.0 million increase in bonus expense related to operating performance and performance in connection with strategic initiatives related to satisfaction of the PharmAthene liability. These factors partially offset by a $577,000 decrease in direct vendor-related expenses supporting the development and research of dengue fever; no leasehold write-offs in 2016 whereas there was a $244,000 write-off in 2015, and a decrease of $210,000 in stock-based compensation expense.

R&D expenses were $13.1 million for the year ended December 31, 2015, an increase of approximately $2.4 million, or 22.6% from the $10.7 million incurred during the year ended December 31, 2014. An increase of $3.5 million in direct vendor-related expenses supporting the development of TPOXX® and the Company's pre-clinical programs, in combination with a $

244,000 write-off of leasehold improvements, was partially offset by a $717,000 decrease in inventory write-downs; inventory adjustments were $60,000 for 2015 whereas there was a net $777,000 inventory write-down for 2014, and a $491,000 decrease in employee compensation mostly due to a decrease in stock-based compensation expense and lower bonus expense.

Patent expenses for the years ended December 31, 2016, 2015 and 2014 were $909,000, $1.0 million and $1.0 million, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

For the year ended December 31, 2016, the Company incurred approximately $11.7 million of interest expense on the PharmAthene liability.

For the year ended December 31, 2015, the Company recorded approximately $14.4 million of litigation loss accrual in connection with the PharmAthene litigation. The accrual primarily related to post-judgment interest on the Delaware Court of Chancery Final Order and Judgment. See Note 13 to the financial statements for additional information.

Changes in the fair value of liability classified warrants to acquire common stock were recorded within the income statement. For the year ended December 31, 2016, we recorded a loss of approximately $895,000, reflecting an increase in fair value of liability classified warrants from $5.8 million to $6.7 million.

Interest expense for the year ended December 31, 2016 of $2.4 million includes: $1.3 million of interest on the Term Loan; accretion of approximately $567,000 related to the loan discount, debt issuance costs and fees to be paid when the Term Loan is repaid; and approximately $541,000 of transaction-related costs allocated to the September 2016 warrant issuance. Interest expense for the year ended December 31, 2015 of $267,000 primarily reflected fees incurred in connection with the termination of the General Electric Corporation term loan in January 2015.

For the year-ended December 31, 2016, the Company incurred a non-cash backstop fee of approximately $1.8 million pursuant to the backstop agreement with M&F and the other backstop parties.

Reorganization expenses in connection with the chapter 11 filing for the years ended December 31, 2016 and 2015, were approximately $3.7 million and $7.8 million, respectively. Reorganization expenses for the year-ended December 31, 2016 represents expenses incurred up to the Effective Date of the Plan.

For the year ended December 31, 2016, we incurred a tax provision of $13,884 on pre-tax losses of $39.7 million.  Our effective tax rate for the year ended December 31, 2016 was 0.03%.

For the year ended 2015, we incurred a tax provision of $462,000 on pre-tax net losses of $39.5 million. Our effective tax rate for the year ended December 31, 2015 was (1.2)%. Our effective tax rate was impacted by recurring items such as current operating losses with no tax benefit, federal alternative minimum tax, state taxes, and the change in the valuation allowance for deferred tax liabilities associated with indefinite lived intangible assets. Such deferred tax liabilities generally cannot be used as a source of taxable income to realize deferred tax assets with a definitive loss carryforward period.

As of December 31, 2016 and 2015, we have a net deferred tax liability of $286,066 and $265,643, respectively as there is a full valuation allowance recorded against the net deferred tax assets. We do not amortize goodwill for book purposes but have amortized goodwill with tax basis for tax purposes. The deferred tax liability recorded at December 31, 2016 and 2015 relates to the tax effect of differences between the book and tax basis of goodwill that is not expected to reverse until some indefinite future period.

Liquidity and Capital Resources

As of December 31, 2016, the Company had $28.7 million in cash and cash equivalents compared with $112.7 million at December 31, 2015. As discussed herein, the Company used cash from the Term Loan and Rights Offering, together with cash on hand and cash received from the BARDA Contract, to pay PharmAthene $217 million in satisfaction of the PharmAthene Judgment. The PharmAthene claim was satisfied in November 2016. In November 2016, as part of the final satisfaction of the PharmAthene liability, the Term Loan was funded and the Rights Offering was completed. The Term Loan provided $50 million (net of fees and expenses) that was paid to PharmAthene as part of the final satisfaction of the PharmAthene liability, and placed an additional $30 million in a reserve account to be utilized primarily to pay interest on the Term Loan (such amount being recorded as restricted cash). The Rights Offering provided net proceeds of approximately $35 million.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. With the receipt of the $8.5 million product delivery payment in February 2017, the Company is not entitled to receive any additional procurement-related payments under the current BARDA Contract (Note 3) until FDA approval of TPOXX® has been achieved and until a cumulative 2 million courses of TPOXX® have been delivered to the Strategic Stockpile. Upon meeting these requirements, the Company is entitled to a $41 million hold back payment under the BARDA contract. Based on a targeted NDA filing for TPOXX® by the end of 2017, it is currently anticipated that the Company will be eligible to receive the $41 million hold back payment in the second half of 2018.

In the event that the Company does not receive a substantial portion of the hold back payment by the third quarter of 2018, then, based on current operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under the Term Loan (Note 7). In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; by significantly reducing its operating expenses; or by modifying the terms of the Loan Agreement. There can be no assurance that the Company will cumulatively deliver 2 million courses of TPOXX® to the Strategic Stockpile, or that TPOXX® will receive FDA approval on a timely basis, if at all. Furthermore, there can be no assurance that the Company would be able to raise proceeds, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets or the modification of the existing BARDA Contract, significantly reduce its operating expenses, or that the lenders would agree to modify the Term Loan Agreement, if needed.

Change in Provisional Dosage of TPOXX®

On December 24, 2014, the Company announced that based on discussions with representatives of the FDA and BARDA, product deliveries of TPOXX® subsequent to December 31, 2014 were expected to be at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This was a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once per day. The change in the provisional dosage was based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of TPOXX®. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company expects to supplement previously delivered courses of TPOXX®, at no additional cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the current provisional dosage. The Company and BARDA have agreed to an amendment of (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing, which modification was approved by the Bankruptcy Court in April 2015. The Company is incurring significant incremental costs with the production of additional dosage of TPOXX®. The current provisional dose received FDA dose concurrence in February 2016.

Operating Activities
Net cash used by operations for the year ended December 31, 2016 was $115.7 million, whereas net cash provided by operations for the year ended December 31, 2015 was $11.1 million. Cash usage in 2016 is primarily attributable to $170 million of payments made to PharmAthene by the Company, in combination with a $46.9 million payment made directly to PharmAthene by the Lender under the Term Loan, to fully satisfy the PharmAthene claim (the $46.9 million payment by the Lender is not part of operating activities within the cash flow statement). Cash usage is also due to: operating expenses; costs attendant to the administration of the chapter 11 case; pre-petition claim payments (other than the PharmAthene claim); $31.4 million of payments to contract manufacturing organizations ("CMOs") for the manufacture and related support of TPOXX®. These amounts are partially offset by $111.2 million of cash received from BARDA for product deliveries of TPOXX® and achieving a milestone under the BARDA contract.

In 2015, the Company received approximately $50.9 million from BARDA for the product delivery of TPOXX®. Cash usage was related to recurring operating costs and was elevated in comparison to the prior year primarily due to costs attendant to the administration of the Company's chapter 11 case and expenses related to the PharmAthene litigation. Additionally, $14.0 million of payments were made to CMOs for the manufacturing and related support of TPOXX®.

On December 31, 2016 and 2015, our accounts receivable balance was approximately $3.2 million and $3.7 million, respectively. Our account receivable balances primarily reflect work performed during December 31, 2016 and 2015 in connection with TPOXX®.

Our accounts payable, accrued expenses and other current liabilities balance were $7.1 million and $7.3 million on December 31, 2016 and 2015, respectively.

Investing Activities
Net cash provided by investing activities for the year ended December 31, 2016 and 2015 was $1.2 million and $3.9 million, respectively. For the year ended December 31, 2016, the Company received $1.2 million in connection with the return of collateral supporting a surety bond that had been posted in 2012 in connection with the PharmAthene litigation. For the year ended December 31, 2015, collateral of $4 million was released and restricted cash was reclassified to cash and cash equivalent when the Company paid the GE term loan in full. As background, the Company set aside in 2014, in a separate account, $4 million as collateral for obligations under the GE term loan and classified this amount as restricted cash. Capital expenditures for the years ended December 31, 2016 and 2015 were $23,927 and $108,953, respectively, reflecting purchases of fixed assets in the ordinary course of business.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2016 was $30.4 million, whereas $2 million of cash was used by financing activities for the year ended December 31, 2015. On November 16, 2016, the Term Loan was funded and the Rights offering was completed. The Rights Offering provided net proceeds of approximately $34.6 million through the sale of 23.5 million shares of common stock. In connection with the Term Loan, the Company paid $3.8 million of costs. Separately, during 2016, the Company repurchased $428,009 of common stock to meet minimum statutory tax withholding requirements for restricted shares issued to employees. In 2015, the Company repaid the GE term loan in full.

The Term Loan provided $46.9 million ($50 million, less fees and expenses of $3.1 million) that was paid directly by the Lender to PharmAthene as part of the full satisfaction of the PharmAthene claim. The Term Loan placed an additional $30 million in a reserve account to be utilized primarily to pay interest on the Term Loan (such amount being recorded as restricted cash).

Contractual Obligations, Commercial Commitments and Purchase Obligations

Future contractual obligations and commercial commitments as of December 31, 2016 are expected to be as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating lease obligations (1)	3,261,833	1,242,797	1,506,248	512,788
Term loan obligations at maturity	84,000,000			84,000,000
Int. pay. obligations on the Term Loan (3)	39,333,334	10,138,889	20,277,778	8,916,667
Purchase obligations (2)	10,437,590	10,376,480	34,110	27,000
Total contractual obligations	$137,032,757	$21,758,166	$21,818,136	$93,456,455

(1)
Includes facilities and office space under two operating leases expiring in 2017 and 2020, respectively. These obligations assume non-termination of agreements and represent expected payments, which are subject to change.

(2)	Includes purchase orders for manufacturing and R&D activities.

(3)	Includes amounts to be paid with restricted cash. Assumes interest rate of 12.5% throughout the duration of the Term Loan.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are also subject to the risk of rising LIBOR rates; if the minimum rate among one-month, two-month, three-month and six-month LIBOR rates (“minimum LIBOR rate”) rises above 1%, then the interest rate charged on the Term Loan will increase above current levels and could increase materially depending on the magnitude of any increase in LIBOR rates. For every increase of 0.50% in the minimum LIBOR rate (e.g. an increase from a LIBOR rate of 1.00% to 1.50%), annual interest payments on the Term Loan would increase $405,556. Furthermore, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability classified warrant in which 2.7 million shares of SIGA common stock can be purchased at a strike price of $1.50. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability classified warrant will increase by $2.7 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of SIGA Technologies, Inc. and its subsidiary at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company may have significant liquidity needs beginning in the third quarter of 2018.

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

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
March 7, 2017

SIGA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$28,701,824	$112,711,028
Restricted cash and cash equivalents-short term	10,138,890	—
Accounts receivable	3,154,370	3,676,730
Inventory	26,209,964	12,447,088
Prepaid expenses and other current assets	954,426	623,983
Total current assets	69,159,474	129,458,829

Property, plant and equipment, net	299,477	449,825
Restricted cash and cash equivalents-long term	17,333,332	—
Deferred costs	72,649,277	52,936,428
Goodwill	898,334	898,334
Other assets	642,083	1,989,520
Total assets	$160,981,977	$185,732,936
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,517,072	$3,944,476
Accrued expenses and other current liabilities	4,584,752	3,388,608
Warrant liability	6,727,409	—
Total current liabilities	13,829,233	7,333,084
Deferred revenue	367,483,905	255,258,371
Deferred income tax liability, net	286,066	265,643
Other liabilities	247,989	332,218
Liabilities subject to compromise	—	206,972,170
Loan payable	66,553,053	—
Total liabilities	448,400,246	470,161,486
Commitments and Contingencies
Stockholders’ deficit
Common stock ($.0001 par value, 600,000,000 shares authorized, 78,692,612 and 54,114,296 issued and outstanding at December 31, 2016, and December 31, 2015, respectively)	7,869	5,411
Additional paid-in capital	213,714,154	177,008,371
Accumulated deficit	(501,140,292)	(461,442,332)
Total stockholders’ deficit	(287,418,269)	(284,428,550)
Total liabilities and stockholders’ deficit	$160,981,977	$185,732,936

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31

	2016	2015	2014
Revenues
Research and development	$14,987,628	$8,175,878	$3,139,835

Operating expenses
Selling, general and administrative	13,713,635	10,582,068	12,646,653
Research and development	19,710,673	13,130,529	10,707,354
Patent preparation fees	909,376	1,009,053	987,777
Litigation accrual expense	—	14,407,494	188,465,065
Interest on PharmAthene liability	11,668,900	—	—
Total operating expenses	46,002,584	39,129,144	212,806,849
Operating loss	(31,014,956)	(30,953,266)	(209,667,014)
Decrease (increase) in fair value warrant liability	(894,785)	—	313,425
Interest expense	(2,395,517)	(266,726)	(455,810)
Backstop fee - see Note 8	(1,764,240)	—	—
Other income, net	102,324	42,202	1,065
Reorganization items, net	(3,716,902)	(7,811,551)	(2,126,536)
Loss before income taxes	(39,684,076)	(38,989,341)	(211,934,870)
Provision for income taxes	(13,884)	(461,983)	(53,528,268)
Net and comprehensive loss	$(39,697,960)	$(39,451,324)	$(265,463,138)
Loss per share: basic and diluted	$(0.69)	$(0.73)	$(4.97)
Weighted average shares outstanding: basic and diluted	57,188,503	53,777,687	53,419,686

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2016, 2015 and 2014

					Accumulated
			Additional		Other	Total
	Common Stock		Paid - In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balances, December 31, 2013	53,108,844	5,310	173,498,028	(156,527,870)	—	16,975,468
Net loss				(265,463,138)		(265,463,138)
Issuance of common stock upon exercise of stock options and warrants	521,327	54	101,981			102,035
Stock-based compensation			2,299,098			2,299,098
Payment of common stock tendered for employee stock-based compensation tax obligations	(125,875)	(13)	(415,927)			(415,940)
Balances, December 31, 2014	53,504,296	$5,351	$175,483,180	$(421,991,008)	$—	$(246,502,477)
Net loss				(39,451,324)		(39,451,324)
Issuance of common stock upon exercise of stock options and release of RSU's	610,000	60	12,140			12,200
Stock-based compensation			1,528,582			1,528,582
Change in excess tax benefit from stock-based compensation			(15,531)			(15,531)
Balances, December 31, 2015	54,114,296	$5,411	$177,008,371	$(461,442,332)	$—	$(284,428,550)
Net loss				(39,697,960)		(39,697,960)
Issuance of common stock upon release of RSU's	483,335	48	(48)			—
Stock based compensation			775,541			775,541
Payment of common stock tendered for employee stock-based compensation tax obligations	(136,744)	(13)	(427,996)			(428,009)
Issuance of common stock associated with rights offering	23,523,195	2,352	34,594,117			34,596,469
Issuance of common stock associated with backstop agreement	708,530	71	1,764,169			1,764,240
Balances, December 31, 2016	78,692,612	$7,869	$213,714,154	$(501,140,292)	$—	$(287,418,269)

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31

	2016	2015	2014
Cash flows from operating activities:
Net loss	$(39,697,960)	$(39,451,324)	$(265,463,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and other amortization	174,275	247,357	351,561
Increase in fair value of warrant liability	894,785	—	(313,425)
Stock-based compensation	775,541	1,574,038	2,435,462
Gain on sale of assets	—	—	(345,658)
Non-cash backstop fee	1,764,240	—	—
Loss on disposal of assets	—	243,707	—
Non-cash interest expense	566,779	10,052	31,175
Interest expense on term loan - paid with restricted cash	1,222,222	—	—
Changes in assets and liabilities:
Accounts receivable	522,360	(3,185,098)	490,391
Inventory	(13,762,876)	6,597,389	1,470,872
Deferred costs	(19,712,849)	(20,075,554)	(10,277,672)
Prepaid expenses and other current assets	(330,443)	229,266	(236,134)
Other assets	80,928	—	43,186
Deferred income taxes, net	20,423	21,103	53,569,071
Accounts payable, accrued expenses and other current liabilities	(177,342)	1,862,779	(4,436,468)
Liabilities subject to compromise	(160,072,170)	(192,067,797)	399,039,967
Deferred revenue	112,225,534	255,176,572	(162,140,390)
Other liabilities	(84,228)	(73,107)	(42,280)
Net cash (used in) provided by operating activities	(115,590,781)	11,109,383	14,176,520
Cash flows from investing activities:
Capital expenditures	(23,927)	(108,953)	(28,046)
Proceeds from sale of assets	—	—	569,607
Return of collateral for surety bond	1,212,591	—	—
Restricted cash	—	4,000,000	(4,000,000)
Net cash provided by (used in) investing activities	1,188,664	3,891,047	(3,458,439)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	—	12,200	102,035
Net proceeds from equity rights offering - net of offering costs	34,596,468	—	—
Payment of employee tax obligations for common stock tendered	(428,009)	—	(415,940)
Debt issuance costs	(3,775,546)	—	—
Repayment of long-term debt	—	(2,000,000)	(2,000,001)
Excess tax benefit from stock-based compensation	—	(15,531)	—
Net cash provided by (used in) financing activities	30,392,913	(2,003,331)	(2,313,906)
Net (decrease) increase in cash and cash equivalents	(84,009,204)	12,997,099	8,404,175
Cash and cash equivalents at beginning of period	112,711,028	99,713,929	91,309,754
Cash and cash equivalents at end of period	$28,701,824	$112,711,028	$99,713,929

Supplemental disclosures of cash flows information:
Portion of Term Loan paid directly to PharmAthene by the Lender in satisfaction of the PharmAthene claim; such liability is part of the Liabilities Subject to Compromise line item	$46,900,000	$—	$—
Cash interest paid on PharmAthene liability	$11,668,900	$—	$—
Cash interest paid on Term Loan from restricted cash	$1,222,222	$—	$—
Cash income taxes paid (refund)	$500,975	$(420,029)	$728,442
Reclass of common stock warrant liability to additional paid-in capital upon warrant exercise	$—	$—	$751,370
Fair value of warrant, at issuance date, in connection with loan agreement and recorded as warrant liability	$5,832,624	$—	$—

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Basis of Presentation

Description of Business
SIGA Technologies, Inc. (“SIGA” or the “Company”) is a company specializing in the development and commercialization of solutions for serious unmet medical needs and biothreats. The Company's lead product is TPOXX®, an orally administered antiviral drug that targets orthopoxvirus infections, including smallpox. While TPOXX® is not yet approved as safe or effective by the U.S. Food & Drug Administration, it is a novel small-molecule drug that is being delivered to the Strategic National Stockpile under Project Bioshield.

Chapter 11 Filing
On September 16, 2014 (the “Petition Date”), the Company filed a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The Company operated its business as a “debtor-in-possession” until its emergence from chapter 11 of the Bankruptcy Code. The Company emerged from chapter 11 of the Bankruptcy Code on April 12, 2016. The Company did not apply the provision of fresh start accounting as ownership of existing shares of the Company's common stock remained unaltered by the Third Amended Chapter 11 Plan as discussed below in the "Plan of Reorganization".

The chapter 11 case preserved the Company's ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the financial statements) and preserved its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the litigation with PharmAthene, Inc. (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

Plan of Reorganization
On April 7, 2016, the Company filed its Third Amended Chapter 11 Plan (the "Plan"). The Plan addressed, among other things, how the Company would treat and satisfy its liabilities relating to the period prior to the commencement of its chapter 11 case, including all claims held by PharmAthene. On April 8, 2016, the Bankruptcy Court confirmed the Plan and on April 12, 2016, the Plan became effective (the "Effective Date of the Plan").

The Plan provided for, among other things:

•	The immediate payment in cash in full of prepetition unsecured claims (other than PharmAthene’s claim). The Company has paid approximately $800,000 to satisfy the claims.

•
The Company could have treated PharmAthene’s claim under the Plan by one of three options: (i) payment in full in cash of the Company’s obligation under the Delaware Court of Chancery Final Order and Judgment by a certain date (ii) delivery to PharmAthene of 100% of newly-issued stock of the Company, with all existing shares of the Company’s common stock would have been cancelled with no distribution to existing stockholders on account thereof; or (iii) such other treatment as would have mutually agreed upon by the Company and PharmAthene.

•
On the Effective Date of the Plan, the Company paid $5 million to PharmAthene, which amount was applied against PharmAthene's claim. On July 8, 2016, pursuant to the Plan, the Company delivered to PharmAthene a notification (the “Notification”) of its intention to satisfy PharmAthene's claim by payment in full in cash, and at that time paid PharmAthene $20 million, which was applied against its claim. As a consequence of the Notification and the payment of $20 million to PharmAthene, the Company had until October 19, 2016 (“Final Treatment Date”) to settle the PharmAthene claim under the Plan. On August 18, 2016, the Bankruptcy Court entered an order affirming a joint motion to further extend the Final Treatment Date to November 30, 2016, provided that the Company made a $100 million payment to PharmAthene by October 19, 2016 which would be applied against its claim. Between August and early October, the Company paid PharmAthene $100 million in order to satisfy the extension requirement. On November 16, 2016, the Company paid its remaining obligations to PharmAthene under the Plan.

In total, a cumulative amount of $217 million (including interest payments at periodic intervals) was paid by the Company to fully satisfy the PharmAthene claim. The chapter 11 case was closed by the Bankruptcy Court on December 22, 2016.

PharmAthene Litigation
On November 16, 2016, the Company satisfied the Outstanding Judgment (defined in Note 13 to the financial statements) owed to PharmAthene, Inc. in connection with litigation. In total, PharmAthene was paid $217 million in connection with the Outstanding Judgment. See Note 13 to the financial statements for details related to the litigation.

Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. With the receipt of the $8.5 million product delivery payment in February 2017, the Company is not entitled to receive any additional procurement-related payments under the current BARDA Contract (Note 3) until FDA approval of TPOXX® has been achieved and until a cumulative 2 million courses of TPOXX® have been delivered to the Strategic Stockpile. Upon meeting these requirements, the Company is entitled to a $41 million hold back payment under the BARDA contract. Based on a targeted NDA filing for TPOXX® by the end of 2017, it is currently anticipated that the Company will be eligible to receive the $41 million hold back payment in the second half of 2018.

In the event that the Company does not receive a substantial portion of the hold back payment by the third quarter of 2018, then, based on current operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under the Term Loan (Note 7). In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; by significantly reducing its operating expenses; or by modifying the terms of the Loan Agreement. There can be no assurance that the Company will cumulatively deliver 2 million courses of TPOXX® to the Strategic Stockpile, or that TPOXX® will receive FDA approval on a timely basis, if at all. Furthermore, there can be no assurance that the Company would be able to raise proceeds, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets or the modification of the existing BARDA Contract, significantly reduce its operating expenses, or that the lenders would agree to modify the Term Loan Agreement, if needed.

Loan Agreement
On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80 million on November 16, 2016 having satisfied certain pre-conditions. Proceeds related to the Loan Agreement ($80 million) had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date (November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering on November 16, 2016. Amounts held in the escrow account between September 30, 2016 and November 15, 2016 bore interest at a per annum rate equal to the Adjusted LIBOR Rate (as defined in the Loan Agreement) plus 11.50%. Interest on amounts held in the escrow account became payable only when the Escrow Release Date occurred. As part of satisfaction of the PharmAthene claim, funds were released from the escrow account (the date on which such transfer occurred, the “Escrow Release Date”).

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80,000,000 (the “Term Loan”), of which (i) $25,000,000 was placed in a reserve account (the “Reserve Account”) only be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5,000,000 was also placed in the Reserve Account and up to the full amount of such $5,000,000 may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25,000,000 is due and owing and any of such $5,000,000 remains in the Reserve Account; and (iii) $50,000,000 (net of fees and expenses then due and owing to the Lender) was paid to PharmAthene as part of the final satisfaction of the PharmAthene claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.50%, subject to adjustments as set forth in the Loan Agreement. See Note 7 to the financial statements for additional information.

Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement, the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provided for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The subscription price paid in connection with the Rights Offering was $1.50; accordingly, the exercise price of the Warrant has been set at $1.50 per shares and 2.7 million shares can be purchased under the Warrant. The Warrant had a fair value of $6.7 million at December 31, 2016 and is classified as a liability.

Rights Offering
On November 16, 2016, the Company completed a rights offering (the “Rights Offering”), pursuant to which it raised approximately $35.3 million in gross proceeds through the sale of 23,523,195shares of its common stock. The Rights Offering was made pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) and declared effective by the SEC on October 21, 2016. As part of the Rights Offering, each stockholder of the Company received one subscription right for each share of common stock owned as of the record date of October 12, 2016. Each subscription right entitled its holder to invest $0.65 towards the purchase of shares of the Company's common stock at a subscription price equal to the lower of $1.50 or 85% of the volume weighted average price of Company shares during market hours on the expiration date of the Rights Offering. The Rights Offering expired at 5:00 pm, New York City time, on November 8, 2016. Through basic subscriptions and oversubscriptions, the Rights Offering was fully subscribed. The subscription price was set at $1.50. The Company used the net proceeds of the Rights Offering, together with proceeds from the Loan Agreement (discussed above) and cash on hand, to fully satisfy PharmAthene's claim under the Plan.

Rights Offering - Backstop Agreement
On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into an investment agreement or "Backstop Agreement," with M&F, and other backstop parties (the "Backstop Parties"). Under the term of the Backstop Agreement, the Backstop Parties agreed to purchase, pursuant to a separate private placement, a number of shares of common stock equal to the numbers of shares that would have not been subscribed for in the Rights Offering. Under the Backstop Agreement, the subscription price was set to be equal to the subscription price applicable to all shareholders under the Rights Offering. The Rights Offering was fully subscribed, the Backstop Parties were not required to draw on such commitment. The Company issued 708,530 shares to Backstop Parties in payment of the five percent backstop fee ($1,764,240) payable to the Backstop Parties in connection with the Backstop Agreement entered into between the Company and the Backstop Parties. When shares were issued to the Backstop Parties in payment of the backstop fee, the stock price of SIGA common stock was$2.49 per share (the closing price of the Company’s common stock on November 16, 2016). The fair value of the shares issued in satisfaction of the backstop fee has been expensed on the income statement in 2016. There are no remaining payment obligations to the Backstop Parties under the Backstop Agreement.

2. Summary of Significant Accounting Policies

Use of Estimates
The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. The most significant estimates include the variables used in the calculation of fair value of stock-based awards including options and warrants granted or issued by the Company; reported amounts of revenue; calculation of contingencies; and the realization of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

Restricted Cash and Cash Equivalents
A portion of the Company’s cash received under the Loan Agreement is restricted. In accordance with the Loan Agreement, cash placed in the reserve account is restricted. Except for $5 million, cash in the reserve account can only be utilized to pay interest on the Term Loan. The aforementioned $5 million in the reserve account can be withdrawn after June 30, 2018 upon the satisfaction of certain conditions. As of December 31, 2016, the restricted cash balance was $27.5 million of which $10.1 million is designated as a current asset and the remainder is designated as non-current. See Note 7 to the financial statements for additional information.

Concentration of Credit Risk
The Company has cash in bank accounts that exceed the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on its cash accounts and no allowance has been provided for potential credit losses because management believes that any such losses would be minimal, if any.

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2016 and 2015, 100% of accounts receivables represented receivables from Biomedical Advanced Research and Development Authority (“BARDA”) and National Institutes of Health (“NIH”). An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2016 and 2015, the Company had no allowance for doubtful accounts.

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

Warrant Liability
The Company accounts for warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments with certain anti-dilution features be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Fair value is estimated using model-derived valuations. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities.

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

For the years ended December 31, 2016, 2015, and 2014, revenues from BARDA and NIH were 100% of total revenues recognized by the Company.

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

Share-based Compensation
Stock-based compensation expense for all share-based payment awards made to employees and directors is determined on the grant date; for options awards, fair value was estimated using the Black-Scholes model and for stock appreciation rights (“SARs”), fair value was estimated using the Monte Carlo method. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods in the Company’s consolidated statement of operations.

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

The Company incurred losses for the years ended December 31, 2016, 2015 and 2014. For all periods presented, all equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Year Ended December 31,
	2016	2015	2014
Stock Options	1,789,751	2,047,083	2,179,643
Stock-Settled Stock Appreciation Rights	360,031	368,331	388,325
Restricted Stock Units	705,850	700,265	1,206,534
Warrants	877,303	82,192	772,903

As discussed in Note 6, the appreciation of each SSAR was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash and cash equivalents, accounts payable and accrued expenses approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as liabilities are recorded at their fair market value as of each reporting period.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classify such liability classified warrants in Level 3. On September 2, 2016, the date of issuance of the current liability classified warrant, the Company used a Monte Carlo simulation model to calculate the fair market value of the warrant.The Company compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation. These models generated substantially equal values. As such, the Company utilized a Black-Scholes model for December 31, 2016, consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the liability classified warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At December 31, 2016, the fair value of liability classified warrant is $6.7 million

At December 31, 2016, the fair value of the debt was $69.9 million and the carrying value of the debt was $66.6 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using level 3 inputs.  The discount rate was determined using market participant assumptions.  This valuation required significant judgment.

There were no transfers between levels of the fair value hierarchy during 2016.

The following table presents changes in the liability classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability classified warrant
Warrant liability at September 02, 2016 - issuance date	$5,832,624
Increase in fair value of warrant liability	894,785
Warrant liability at December 31, 2016	$6,727,409

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

Recent Accounting Pronouncements
On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.

Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact that ASU 2016-18 will have on its consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016 -15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact that ASU 2016-15 will have on its consolidated financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt the amendments in the first quarter of 2017, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company assessed the impact of ASU 2016-09 and believes adoption of the ASU will not have a material impact on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02 Leases, which relates to the accounting of leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. This ASU states that, when making this assessment, management should consider relevant conditions or events that are known or reasonably knowable on the date the financial statements are issued or available to be issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. The Company adopted ASU 2014-15 and for adoption impact see Note 1 to the financial statements under "liquidity".

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for the first interim periods beginning after December 15, 2016. The Company is assessing the potential impact of the variable consideration related to milestones and other payments received as well as the impact of the potential replacement obligation for courses already delivered to BARDA. The Company will continue to assess the impact of ASU 2014-09.

3. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver two million courses of TPOXX® to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The contract with BARDA (as modified, the "BARDA Contract") is worth approximately $472 million, including $409.8 million related to the manufacture and delivery of 1.7 million courses of TPOXX® and $62 million of potential reimbursements connected to development and supportive activities (the “Base Contract”).

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of TPOXX®. Additionally, the Company expects to contribute to BARDA 300,000 courses at no additional cost to BARDA. A total of 2.0 million courses of TPOXX® is required to be delivered to the Strategic Stockpile in order for the Company to receive the $41 million hold back payment (see description of hold back payment below).

For courses of TPOXX® that are physically delivered to the Strategic Stockpile, the Company has replacement obligations, at no cost to BARDA, in the event that the final version of TPOXX® approved by the U.S. Food and Drug Administration (the "FDA") is different from any courses of TPOXX® that has been delivered to the Strategic Stockpile or if TPOXX® does not meet any specified label claims, fails release testing or does not meet 38 month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX® is recalled or deemed to be recalled for any reason.

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

•
The requirements for the $20.5 million milestone changed. For payment, this milestone was modified to require the Company to submit documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a Data & Safety Monitoring Board ("DSMB") and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA. Previously, this milestone required the successful submission to the FDA of a complete application for TPOXX® regulatory approval. During the third quarter of 2016, the Company met the modified milestone and received payment.

As of December 31, 2016, the Company has received $360.4 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX®. Included in this amount are a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX®, an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX®, the $20.5 million milestone payment (referenced above) in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a DSMB and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA, and $278.4 million of payments for physical deliveries of TPOXX® to the Strategic Stockpile beginning in 2013.

As of December 31, 2016, the Company was eligible to receive an additional $49.4 million under the Base Contract for the manufacture, delivery and purchase by BARDA of courses of TPOXX®. Included in this amount are: $8.5 million of payments related to physical deliveries of TPOXX® to the Strategic Stockpile; and a $41 million hold back payment, which represents an approximate 10% hold back on the $409.8 million of total payments related to the manufacture and delivery of 1.7 million courses of TPOXX® that are to be purchased by BARDA. The $41 million hold back payment would be triggered by FDA approval of TPOXX®, as long as the Company has cumulatively delivered 2.0 million courses of TPOXX® to the Strategic Stockpile and the Company does not have a continuing product replacement obligation to BARDA. In February 2017, the Company received an $8.5 million payment for a product delivery made in January 2017 of TPOXX® courses.

With regard to future product deliveries after February 28, 2017, the Company expects to deliver approximately 467,000 courses of TPOXX® at no cost to BARDA in order to fulfill the delivery requirements of the BARDA Contract. Courses to be delivered are expected to be at a dosage of 600 mg administered twice per day (1,200 mg per day). The “no cost to BARDA” courses are attributable to a change in TPOXX® dosage (see paragraph below). Courses delivered to the Strategic Stockpile are subject to a product replacement obligation.

Starting in 2015, product deliveries of TPOXX® have been at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once a day. The change in the provisional dosage was based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of TPOXX®. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company expects to supplement previously delivered courses of TPOXX®, at no cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA will be at the current provisional dosage. The Company and BARDA agreed to an amendment (the “BARDA Amendment”) of the BARDA Contract to reflect the foregoing. In February

2016, the FDA confirmed (through dose concurrence) its earlier dosage guidance of 600 mg administered twice per day (1,200 mg per day).

The Company is incurring significant incremental costs with the production of additional dosage at no cost to BARDA.

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

As of December 31, 2016 and 2015, deferred direct costs under the BARDA Contract of approximately $72.2 million and $52.5 million, respectively, are included in deferred costs on the consolidated balance sheets. As of December 31, 2016, the Company recorded $367.4 million of deferred revenue. Deferred revenue has been recorded for the delivery of courses of TPOXX® to the Strategic Stockpile and certain supportive services provided as part of the BARDA Contract. For the year ended December 31, 2016, revenue from reimbursed research and development was $13.2 million.

Research Agreements
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract and one grant with varying expiration dates through February 2018 that provide for potential future aggregate research and development funding for specific projects of approximately $18.0 million. We may not utilize all available funds under the contract and/or grant.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. government’s discretion. Moreover, the contract and grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time.

4. Liabilities Subject to Compromise

Liabilities Subject to Compromise represented the Company's estimate, where an estimate was determinable, of known or potential pre-petition claims to be addressed in connection with its chapter 11 case. Subsequent to emergence from chapter 11 of the Bankruptcy Code on April 12, 2016, the Company paid all of its Liabilities Subject to Compromise (prepetition liabilities) in accordance with the Plan.

As of December 31, 2016 and 2015, Liabilities Subject to Compromise consisted of the following:

	December 31, 2016	December 31, 2015
Accounts payable - pre-petition	$—	$834,219
Accrual- PharmAthene Litigation	—	205,400,068	(1)
Other accrued expenses - pre-petition	—	737,883
Total	$—	$206,972,170
(1) Includes a $3.2 million accrual at December 31, 2015 for reimbursement of PharmAthene attorney's fees and expert fees, against which there is a $2.7 million surety bond that has cash collaterization of $1.3 million. In 2016, the Company received the $1.2 million of cash collaterization from a surety bond upon satisfaction of the PharmAthene claim.

Reorganization Items, net:

Reorganization items represents expenses in connection with the chapter 11 case. Subsequent to emergence from chapter 11 of the Bankruptcy Code on April 12, 2016, $684,000 of expenses that are related to the implementation of the Plan are reported in selling, general and administrative.

As of December 31, 2016 and 2015, reorganization items consisted of the following:

	December 31, 2016	December 31, 2015
Legal fees	$1,951,381	$5,719,052
Professional fees	1,732,521	2,027,827
Trustee fees	33,000	59,000
Other	—	5,672
Total	$3,716,902	$7,811,551

The cash payments for the reorganization items for the years-ended December 31, 2016 and 2015 were $4.6 million and $6.7 million, respectively.

5. Stockholders’ Equity

On December 31, 2016, the Company’s authorized share capital consisted of 620,000,000 shares, of which 600,000,000 are designated common shares and 20,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2016 and 2015, no preferred shares were outstanding or issued.

Rights Offering
On November 16, 2016, the Company completed a rights offering (the “Rights Offering”), pursuant to which it raised approximately $35.3 million in gross proceeds through the sale of 23,523,195 shares of its common stock. The Rights Offering was made pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) and declared effective by the SEC on October 21, 2016. As part of the Rights Offering, each stockholder of the Company received one subscription right for each share of common stock owned as of the record date of October 12, 2016. Each subscription right entitled its holder to invest $0.65 towards the purchase of shares of the Company's common stock at a subscription price equal to the lower of $1.50 or 85% of the volume weighted average price of Company shares during market hours on the expiration date of the Rights Offering. The Rights Offering expired at 5:00 pm, New York City time, on November 8, 2016. Through basic subscriptions and oversubscriptions, the Rights Offering was fully subscribed. The subscription price was set at $1.50. The Company used the net proceeds of the Rights Offering, together with proceeds from the Loan Agreement and cash on hand, to fully satisfy PharmAthene's claim under the Plan.

Rights Offering - Backstop Agreement
On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into an investment agreement or "backstop agreement," with M&F, and other backstop parties (the "Backstop Parties"). Under the term of the backstop agreement, the Backstop Parties agreed to purchase, pursuant to a separate private placement, a number of shares of common stock equal to the numbers of shares that would have not been subscribed for in the Rights Offering. Under the backstop agreement, the subscription price was set to be equal to the subscription price applicable to all shareholders under the Rights Offering. The Rights Offering was fully subscribed, the Backstop Parties were not required to draw on such commitment. The Company issued 708,530 shares to Backstop Parties in payment of the five percent backstop fee ($1,764,240) payable to the Backstop Parties in connection with the backstop agreement entered into between the Company and the Backstop Parties. When shares were issued to the Backstop Parties in payment of the backstop fee, the stock price of SIGA common stock was $2.49 per share (the closing price of the Company’s common stock on November 16, 2016). The fair value of the shares issued in satisfaction of the backstop fee has been expensed on the income statement in 2016. There are no remaining payment obligations to the Backstop Parties under the Backstop Agreement.

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 7 to the financial statements for additional information), the Company issued a warrant (the "Warrant") to the Lender to purchase a number of shares of the Company’s common stock equal to $4,000,000 divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant has been set at $1.50 per share.

The Company accounted for the Warrant in accordance with the authoritative guidance which requires that free-standing derivative financial instruments with certain anti-dilution features be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. Accordingly, the Company classified the Warrant as a liability and reported the change in fair value in the statement of operations.

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the liability classified Warrant using the following assumptions: risk free interest rate of 1.60%; no dividend yield; an expected life of 10 years; and a volatility factor of 80%. The Company compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation. These models generated substantially equal fair values for the Warrant. As such, the Company utilized a Black-Scholes model for December 31, 2016 to determine the fair value of the Warrant.

As of December 31, 2016, the fair value of the Warrant was $6.7 million. A Black Scholes model was applied to calculate the fair value of the liability classified Warrant using the following assumptions: risk free interest rate of 2.44%; no dividend yield; an expected life of 9.67 years; and a volatility factor of 80%.

For the year-ended December 31, 2016, the Company recorded a loss of $895,000 as a result of a net increase in fair value in the liability classified Warrant since its issuance on September 2, 2016.

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

For the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation expense, including stock options, SARs, RSUs and certain warrant amortization, of approximately $775,541, $1.6 million and $2.4 million, respectively.

Stock Options
Stock option awards provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

There were no stock options granted during the years-ended 2016 and 2015.

The fair value of options granted prior to December 31, 2015 were estimated at the date of grant. Expected volatility has been estimated using a combination of the Company’s historical volatility and the historical volatility of a group of comparable companies, both using historical periods equivalent to the options’ expected lives. The expected dividend yield assumption is based on the Company’s intent not to issue a dividend in the foreseeable future. The risk-free interest rate assumption is based upon observed interest rates for securities with maturities approximating the options’ expected lives. The expected life was estimated based on historical experience and expectation of employee exercise behavior in the future giving consideration to the contractual terms of the award.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	1,924,967	$4.51
Granted	—	—
Exercised	—	—
Canceled/Expired	(215,000)	2.47
Outstanding at December 31, 2016	1,709,967	$4.76	1.96	$—
Vested and expected to vest at December 31, 2016	1,709,967	$4.76	1.96	$—
Exercisable at December 31, 2016	1,709,967	$4.76	1.96	$—

As of December 31, 2016, $4,000 of total remaining unrecognized stock-based compensation cost related to stock options is expected to be recognized over the weighted-average remaining requisite service period of 0.5 years. The total fair value of vested stock options was $0, $0 and $144,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

The total intrinsic value of stock options exercised was $0, $5,900 and $19,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

As of December 31, 2016 and 2015, 200,000 of the Company’s outstanding options, were subject to specific performance conditions consisting of regulatory approval of our lead drug candidate.

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

There were no SSARs granted during the years ended 2016 and 2015. During the year ended December 31, 2012, the Company granted 1.4 million shares of SSARs at a weighted average grant-date fair value of $0.68 per share. The exercise price of a SSAR is equal to the closing market price on the date of grant. The granted SSARs vest in equal annual installments over a period of three years and expire no later than seven years from the date of grant. Moreover, the appreciation of each SSAR was capped at a determined maximum value. At December 31, 2016 and 2015, due to the cap on value the maximum number of shares that could be issued in the future was 360,031 and 365,689, respectively.

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

A summary of the Company’s SSAR activity is as follows:

	Number of SSARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	1,209,274	$3.53
Granted	—	—
Exercised	—	—
Canceled/Expired	(26,250)	3.53
Outstanding at December 31, 2016	1,183,024	$3.53	2.09	$—
Vested and expected to vest at December 31, 2016	1,183,024	$3.53	2.09	$—
Exercisable at December 31, 2016	1,183,024	$3.53	2.09	$—

The total fair value of vested SSARs was $0, $0 and $267,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock Awards/Restricted Stock Units
RSUs awarded to employees vest in equal annual installments over a three-year period and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2016	661,671	$2.96
Granted	1,302,353	2.24
Vested	(483,335)	2.81
Canceled/Expired	(25,000)	3.35
Outstanding at December 31, 2016	1,455,689	$2.36

As of December 31, 2016, $2.8 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 2.38 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2016, 2015 and 2014 was $2.24, $2.00 and $3.23 per share, respectively. Based on the grant date, the total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 was $1.4 million, $1.8 million and $1.5 million.

7. Debt

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80 million on November 16, 2016 having satisfied certain pre-conditions. Proceeds related to the Loan Agreement ($80 million) had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date (November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering on November 16, 2016. Amounts held in the escrow account between September 30, 2016 and November 15, 2016 bore interest at a per annum rate equal to the Adjusted LIBOR Rate (as defined in the Loan Agreement) plus 11.50%. Interest on amounts held in the escrow account became payable only when the Escrow Release Date occurred. As part of the satisfaction of the PharmAthene claim, funds were released from the escrow account (the date on which such transfer occurred, the “Escrow Release Date”).

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80,000,000 (the “Term Loan”), of which (i) $25,000,000 was placed in a reserve account (the “Reserve Account”) only be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5,000,000 was also placed in the Reserve Account and up to the full amount of such $5,000,000 may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25,000,000 is due and owing and any of such $5,000,000 remains in the Reserve Account; and (iii) $50,000,000 (net of fees and expenses then due and owing to the Lender) was paid to PharmAthene as part of the final payment to satisfy the PharmAthene claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.50%, subject to adjustments as set forth in the Loan Agreement. At December 31, 2016, the effective interest rate on the Term Loan was 18.30%. The Company incurred approximately $1.8 million of interest expense during the year-ended December 31, 2016, of which $1.2 million was paid from restricted cash.

The Term Loan shall mature on the earliest to occur of (i) the four year anniversary of the Escrow Release Date, and (ii) the acceleration of certain obligations pursuant to the Loan Agreement. At maturity, $80 million of principal will be repaid, and an additional $4 million will be paid (see below). Prior to maturity, there are no scheduled principal payments.

Through the three and one-half year anniversary of the Escrow Release Date, any prepayment of the Term Loan is subject to a make-whole provision in which interest payments related to the prepaid amount are due (subject to a discount of treasury rate plus 0.50%).

In connection with the Term Loan, the Company has granted the Lender a lien on and security interest in all of the Company’s right, title and interest in substantially all of the Company’s tangible and intangible assets, including all intellectual property.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum cash balance throughout the term of the Term Loan and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business and enter into certain merger or consolidation transactions. The aforementioned minimum cash requirement will be $15 million until June 30, 2017 and will reduce to $10 million for the remainder of 2017 and reduce to $5 million for 2018 until the earlier of (i) December 31, 2018 and (ii) 45 days after FDA approval of TPOXX®; thereafter, the minimum cash requirement will be $20 million.

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

As of December 31, 2016, the Company is in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an incremental $4 million will become payable when principal of the Term Loan is repaid. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, are recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts are being amortized using the effective interest method over the life of the related Term Loan. The $4 million that will be paid when principal is repaid is being accreted to the Term Loan balance each quarter on a per diem basis.

8. Related Party Transactions

On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into an investment agreement or "Backstop Agreement," with M&F, and other backstop parties (the "Backstop Parties"). Under the term of the Backstop Agreement, the Backstop Parties agreed to purchase, pursuant to a separate private placement, a number of shares of common stock equal to the numbers of shares that would have not been subscribed for in the Rights Offering. Under the Backstop Agreement, the subscription price was set to be equal to the subscription price applicable to all shareholders under the Rights Offering. The Rights Offering was fully subscribed, the Backstop Parties were not required to draw on such commitment. When shares were issued to the Backstop Parties in payment of the backstop fee, the stock price of SIGA common stock was $2.49 per share (the closing price of the Company’s common stock on November 16, 2016). The fair value of the shares issued in satisfaction of the backstop fee has been expensed on the income statement in 2016. There are no remaining payment obligations to the Backstop Parties under the Backstop Agreement.

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

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2016, 2015 and 2014, the Company incurred costs of $1.5 million, $602,000 and $822,000, respectively, related to services provided by the outside counsel. On December 31, 2016, the Company’s outstanding payables included $93,573 payable to the outside counsel.

9. Inventory

Due to the deferral of revenue under the BARDA Contract (see Note 3 to the financial statement for additional information), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs on the balance sheet. The value of inventory represents the costs incurred to manufacture TPOXX® under the BARDA Contract. Additional costs incurred to complete production of courses of TPOXX® will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at December 31, 2016 and 2015:

	2016	2015
Work in-process	$18,916,084	$12,447,088
Finished goods	7,293,880	—
Inventory	$26,209,964	$12,447,088

For the year ended December 31, 2015, research and development expense included inventory write-downs of approximately $60,000.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2016 and 2015:

	2016	2015
Leasehold improvements	$2,542,044	$2,542,044
Computer equipment	770,479	754,502
Furniture and fixtures	455,220	452,696
	3,767,743	3,749,242
Less - accumulated depreciation	(3,468,266)	(3,299,417)
Property, plant and equipment, net	$299,477	$449,825

Depreciation and amortization expense on property, plant, and equipment was $174,275, $247,357, and $351,561 for the years ended December 31, 2016, 2015, and 2014, respectively.

11. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at December 31, 2016 and 2015:

	2016	2015
Bonus	$2,357,194	$580,801
Professional fees	481,641	597,721
Vacation	262,664	227,863
Other (primarily R&D vendors and CMOs)	1,483,253	1,982,223
Accrued expenses and other current liabilities	$4,584,752	$3,388,608

12. Income Taxes

At December 31, 2016, 2015 and 2014 the Company's provision benefit for income taxes is comprised of the following:

	2016	2015	2014
Current:
Federal	$(5,093)	$439,934	$(10,428)
State and local	(1,446)	946	(30,375)
Total current provision (benefit)	(6,539)	440,880	(40,803)
Deferred:
Federal	21,252	19,006	53,198,632
State and local	(829)	2,097	370,439
Total deferred provision	20,423	21,103	53,569,071
Total provision	$13,884	$461,983	$53,528,268

At December 31, 2016 and 2015, the Company’s deferred tax assets and liabilities are comprised of the following:

	2016	2015
Deferred income tax assets:
Net operating losses	$72,726,440	$22,701,028
Deferred research and development costs	669,602	1,130,413
Amortization of intangible assets	665,531	887,906
Share-based compensation	1,687,243	1,947,019
Fixed assets	667,008	662,011
Deferred revenue	102,520,433	59,892,477
Alternative minimum tax credits	2,029,190	2,034,283
Loss contingency	—	73,421,980
Other	1,337,941	—
Deferred income tax assets	182,303,388	162,677,117
Less: valuation allowance	(155,465,173)	(143,522,669)
Deferred income tax assets, net of valuation allowance	$26,838,215	$19,154,448
Deferred income tax liabilities:
Amortization of goodwill	(287,729)	(267,598)
Capitalized contract costs	(25,854,435)	(18,922,571)
Other	(982,117)	(229,922)
Deferred income tax liability, net	$(286,066)	$(265,643)

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. The Company assesses all available positive and negative evidence to determine if its existing deferred tax assets are realizable on a more-likely-than-not basis. In making such assessment, the Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on the Company's generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences. Based on the weight of available evidence including three-year cumulative pre-tax losses, the Company continued to conclude that its deferred tax assets are not realizable on a more-likely-than-not basis and that a full valuation allowance is required.

The valuation allowance increased by $11.9 million from prior year related primarily to current year operating losses for which no tax benefit was provided. The Company may amortize indefinite-lived intangible assets for tax purposes which are not amortizable for financial reporting purposes. The deferred tax liability at December 31, 2016 and December 31, 2015 relates to the tax effect of differences between financial reporting and tax bases of intangible assets that are not expected to reverse within the Company's net operating loss carryforward period.

As of December 31, 2016, the Company had $204.9 million of federal net operating loss carryforwards, which expire in 2023 to 2036, to offset future taxable income. In addition, approximately $1.6 million of federal net operating loss carryforwards are attributable to excess tax deductions on share-based compensation activity which will be realized as a benefit to Additional Paid-in Capital when such deductions reduce income taxes payable. As of December 31, 2016, the Company has approximately $2.0 million of alternative minimum tax credit which will be carried forward indefinitely.

The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

	2016	2015	2014
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State tax benefit	0.6%	—%	0.2%
Gain (loss) from fair value of common warrants	0.8%	—%	—%
Reorganization costs	3.3%	7.0%	0.4%
Other	0.2%	1.4%	—%
Valuation allowance on deferred tax assets	30.1%	27.8%	59.7%
Effective tax rate	—%	1.2%	25.3%

For the year ended December 31, 2016 and December 31, 2015, the Company’s effective tax rate differs from the statutory rate principally due to operating losses for which no tax benefit was provided and nondeductible reorganization expenses. For the year ended December 31, 2014 the Company's effective tax rate differs from the statutory rate principally due to the Company's conclusion that they could no longer realize its deferred tax assets on a more-likely-than-not basis..

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2016 and 2015, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2016.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The open tax years for U.S. federal, state and local tax returns is 2013 - 2016; open tax years relating to any of the company’s net operating losses begin in 1998. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s consolidated financial statements for each of the years in the three-year period ended December 31, 2016.

13. Commitments and Contingencies

Operating lease commitments
The Company leases its Corvallis, Oregon, facilities and office space under an operating lease, most recently amended in April 2015, which expires in 2017. Pursuant to an order entered by the Bankruptcy Court in April 2015, the Company assumed the Corvallis Lease with Research Way Investments, as amended by the Tenth Addendum to Commercial Lease, for the Company's research and development facility. In connection with the Tenth Addendum to the Commercial Lease, the Company relinquished the second floor space at its research and development facility, which reduces the rent expense to approximately $35,000 per month, starting May 1, 2015. In January 2013, we entered into a sublease with an affiliate of M&F for corporate office space in New York City under an operating lease which commenced in April 2013 and expires in 2020 (see Note 8 for further description of the lease arrangement). The respective leases contain annual escalation clauses, renewal provisions and generally require us to pay utilities, insurance, taxes and other operating expenses. Rental expense, including charges for maintenance, utilities, real estate taxes and other operating expenses, totaled $1.2 million, $1.4 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum cash rental commitments under non-cancelable operating leases as of December 31, 2016 are expected to be in the future as follows:

2017	1,242,797
2018	739,772
2019	766,476
2020	512,788
Total	$3,261,833

Legal Proceedings
After several years of proceedings in litigation initiated by PharmAthene in 2006, the Delaware Court of Chancery on August 8, 2014 issued an opinion and order in which it determined, among other things, that PharmAthene was entitled to a lump sum damages award for its lost profits including interest and fees, based on SIGA’s contract with BARDA for the purchase of 2 million courses of TPOXX® which was allegedly anticipated as of December 2006. On September 16, 2014, as a consequence of SIGA’s chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 1 to the financial statements), except that the parties agreed by stipulation approved by the Court on October 8, 2014 that the litigation could proceed. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment (the "Final Order and Judgment") awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment (the “Delaware Supreme Court Affirmation”). Pursuant to the Final Order and Judgment, SIGA also was liable to PharmAthene for $30,663.89 per day in post-judgment interest. On a series of dates up to and including a final payment on November 16, 2016, the Company paid PharmAthene an aggregate of $217 million to fully satisfy the Outstanding Judgment, including post-judgment interest, in accordance with the Plan as described in Note 1 to the financial statements.

From time to time, we may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although such claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of such current pending matters, if any, will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

14 Financial Information By Quarter (Unaudited)

	Three Months Ended
2016	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	1,270	1,901	4,658	7,159
Selling, general and administrative	2,656	3,739	2,855	4,464
Research and development	2,536	2,948	6,069	8,158
Patent preparation fees	220	240	230	219
Interest on PharmAthene liability	2,917	4,259	3,566	927
Operating loss	(7,059)	(9,285)	(8,062)	(6,609)
Net loss	(10,449)	(9,566)	(9,244)	(10,439)
Earnings (loss) per share: basic and diluted	(0.19)	(0.18)	(0.17)	(0.15)

	Three Months Ended
2015	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,192	$1,468	$1,327	$4,189
Selling, general and administrative	3,088	2,605	2,321	2,568
Research and development	2,811	2,959	2,427	4,934
Patent preparation fees	333	236	194	246
Litigation accrual expense	—	—	14	14,393
Operating loss	(5,040)	(4,332)	(3,629)	(17,952)
Net loss	(7,153)	(6,573)	(5,631)	(20,094)
Earnings (loss) per share: basic and diluted	$(0.13)	$(0.12)	$(0.10)	$(0.38)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 in accordance with the framework on Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

 Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

Equity Compensation Plan Information
The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Securities Available for Future Issuance under Equity
Plan Category	Warrants, Rights and Restricted Stock Units(1)	Warrants, Rights and Restricted Stock Units	Compensation Plans (2)
Equity compensation plans approved by security holders	3,525,686	$3.64	546,644
Equity compensation plans not approved by security holders
Total	3,525,686		546,644

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

 Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2). Financial Statements.

See Index to Financial Statements under Item 8 in Part II hereof where these documents are listed. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3). Exhibits.
The following is a list of exhibits:

Exhibit No.	Description
2.1(a)	Debtor’s Chapter 11 Plan (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 15, 2015).

2.1(b)
Findings of Fact, Conclusions of Law and Order Pursuant to Sections 1129(a) and (b) of the Bankruptcy Code and Rule 3020 of the Federal Rules of Bankruptcy Procedure Confirming Debtor’s Third Amended Chapter 11 Plan (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

3(a)	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

3(b)	Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).
3(c)	Amendment to Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 13, 2016).

4(a)	Form of Common Stock Certificate (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

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

10(oo)
Amendment of Solicitation/Modification of Contract 0010, dated July 1, 2015, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

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

10(qq)
Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Eric A. Rose (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10(rr)
Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Daniel J. Luckshire (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10(ss)
Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10(tt)	Separation Agreement, dated January 5, 2016, between SIGA Technologies, Inc. and William J. Haynes (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10(uu)	Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Robin Abrams (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10(vv)
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

Exhibit No.	Description
10(ww)
Amended and Restated Employment Agreement, dated August 1, 2016, between SIGA Technologies, Inc. and Robin E. Abrams (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 2, 2016).

10(xx)
Loan and Security Agreement, dated as of September 2, 2016, by and among SIGA Technologies, Inc., OCM Strategic Credit SIGTEC Holdings, LLC, Cortland Capital Market Services LLC, in its capacity as administrative agent and collateral agent, OCM Strategic Credit SIGTEC Holdings, LLC, as sole lead arranger, and each of the other persons who are or thereafter become parties to the Loan Agreement as guarantors (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 7, 2016).

10(yy)
Warrant, dated as of September 2, 2016, by the Company in favor of OCM Strategic Credit SIGTEC Holdings, LLC or its registered assigns (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 7, 2016).

10(zz)	Employment Agreement, dated as of October 13, 2016, between SIGA and Phillip Louis Gomez, III (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 13, 2016).

10(aaa)
Amended and Restated Employment Agreement, dated as of October 13, 2016, between SIGA and Eric A. Rose (incorporated by reference to the Current Report on Form 8-K of the Company filed October 13, 2016).

10(bbb)
Investment Agreement, dated October 13, 2016, by and among SIGA Technologies, Inc., ST Holdings One LLC, Blackwell Partners LLC - Series A, Nantahala Capital Partners Limited Partnership, Nantahala Capital Partners II Limited Partnership, Silver Creek CS SAV, L.L.C. and Nantahala Capital Partners SI, LP (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 19, 2016).

14	The Company's Code of Ethics and Business Conduct (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003).

23.1	Consent of PRICEWATERHOUSECOOPERS LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Labels Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 7, 2017	By:	/s/ Phillip L. Gomez
Phillip L. Gomez
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Phillip L. Gomez		March 7, 2017
Phillip L. Gomez	Chief Executive Officer and Director

/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 7, 2017
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Eric A. Rose
Eric A. Rose, M.D.	Executive Chairman	March 7, 2017

/s/ James J. Antal
James J. Antal	Director	March 7, 2017

/s/ Michael J. Bayer
Michael J. Bayer	Director	March 7, 2017

/s/ Thomas E. Constance
Thomas E. Constance	Director	March 7, 2017

/s/ Jeffrey Kindler
Jeffrey Kindler	Director	March 7, 2017

/s/ Joseph Marshall
Joseph Marshall	Director	March 7, 2017

/s/ Paul G. Savas
Paul G. Savas	Director	March 7, 2017

/s/ Bruce Slovin
Bruce Slovin	Director	March 7, 2017

/s/ Andrew Stern
Andrew Stern	Director	March 7, 2017

