Form 10-Q
period 2017-03-31
SIGA TECHNOLOGIES INC
filed 2017-05-04
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

As of April 28, 2017 the registrant had outstanding 78,780,059 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$30,103,574	$28,701,824
Restricted cash and cash equivalents-short term	10,138,890	10,138,890
Accounts receivable	4,878,631	3,154,370
Inventory	19,119,555	26,209,964
Prepaid expenses and other current assets	932,003	954,426
Total current assets	$65,172,653	$69,159,474

Property, plant and equipment, net	263,302	299,477
Restricted cash and cash equivalents-long term	14,805,554	17,333,332
Deferred costs	79,038,559	72,649,277
Goodwill	898,334	898,334
Other assets	642,083	642,083
Total assets	$160,820,485	$160,981,977
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$2,259,096	$2,517,072
Accrued expenses and other current liabilities	2,948,349	4,584,752
Warrant liability	7,353,618	6,727,409
Total current liabilities	12,561,063	13,829,233
Deferred revenue	376,203,046	367,483,905
Deferred income tax liability, net	307,256	286,066
Other liabilities	225,824	247,989
Loan payable	67,661,969	66,553,053
Total liabilities	456,959,158	448,400,246
Commitments and Contingencies
Stockholders’ deficit
Common stock ($.0001 par value, 600,000,000 shares authorized, 78,780,059 and 78,692,612 issued and outstanding at March 31, 2017, and December 31, 2016, respectively)	7,878	7,869
Additional paid-in capital	213,608,687	213,714,154
Accumulated deficit	(509,755,238)	(501,140,292)
Total stockholders’ deficit	(296,138,673)	(287,418,269)
Total liabilities and stockholders’ deficit	$160,820,485	160,981,977

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2017	2016
Revenues
Research and development	$5,201,786	$1,269,733

Operating expenses
Selling, general and administrative	2,869,869	2,656,231
Research and development	6,360,490	2,536,011
Patent preparation fees	240,597	219,715
Interest on PharmAthene liability	—	2,917,187
Total operating expenses	9,470,956	8,329,144
Operating loss	(4,269,170)	(7,059,411)
Decrease (increase) in fair value warrant liability	(626,209)	—
Interest expense	(3,608,916)	—
Other income, net	4,419	11,311
Reorganization items, net	—	(3,389,173)
Loss before income taxes	(8,499,876)	(10,437,273)
Provision for income taxes	(115,070)	(11,294)
Net and comprehensive loss	$(8,614,946)	$(10,448,567)
Loss per share: basic and diluted	$(0.11)	$(0.19)
Weighted average shares outstanding: basic and diluted	78,777,144	54,114,296

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,614,946)	$(10,448,567)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and other amortization	36,175	44,452
Increase in fair value of warrant liability	626,209	—
Stock-based compensation	87,594	195,865
Non-cash interest expense	1,108,916	—
Interest expense on term loan - paid with restricted cash	2,527,778	—
Changes in assets and liabilities:
Accounts receivable	(1,724,261)	2,673,576
Inventory	7,090,409	(10,394,773)
Deferred costs	(6,389,282)	(99,207)
Prepaid expenses and other current assets	22,423	71,367
Deferred income taxes, net	21,190	12,252
Accounts payable, accrued expenses and other current liabilities	(1,894,379)	6,205,732
Liabilities subject to compromise	—	2,903,332
Deferred revenue	8,719,141	215,825
Other liabilities	(22,165)	(21,057)
Net cash provided by (used in) operating activities	1,594,802	(8,641,203)
Cash flows from investing activities:
Capital expenditures	—	(8,475)
Net cash provided by (used in) investing activities	—	(8,475)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(193,052)	—
Net cash used by financing activities	(193,052)	—
Net increase (decrease) in cash and cash equivalents	1,401,750	(8,649,678)
Cash and cash equivalents at beginning of period	28,701,824	112,711,028
Cash and cash equivalents at end of period	30,103,574	104,061,350

Supplemental disclosure of cash flows information:
Cash interest paid on Term Loan from restricted cash	$2,527,778	$—

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016, included in the 2016 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2016 Annual Report on Form 10-K filed on March 7, 2017. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2016 year-end condensed balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year.

Closing of Chapter 11 Case

On April 12, 2016, the Company emerged from chapter 11 of the Bankruptcy Code when the Company's plan of reorganization (the “Plan”) became effective, and on December 22, 2016 the Company's chapter 11 case was closed by the Bankruptcy Court. Under the Plan, the Company fully paid all of its claims. The Company did not apply the provision of fresh start accounting as ownership of existing shares of the Company's common stock remained unaltered by the Plan.

Prior to the effective date of the Plan (April 12, 2016), the Company was operating its business as a “debtor-in-possession”. The Company had filed on September 16, 2014 a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The chapter 11 case preserved the Company's ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the financial statements) and preserved its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the Company's litigation with PharmAthene, Inc. (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

PharmAthene Litigation

On November 16, 2016, the Company satisfied the Outstanding Judgment (defined in Note 14 to the financial statements) owed to PharmAthene in connection with the Company's litigation with PharmAthene. In total, PharmAthene was paid $217 million in connection with the Outstanding Judgment. See Note 14 to the financial statements for details related to the litigation.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is not entitled to receive any additional procurement-related payments under the current BARDA Contract (Note 3) until U.S. Food and Drug Administration ("FDA") approval of TPOXX® has been achieved and until a cumulative 2 million courses of TPOXX® have been delivered to the Strategic Stockpile. Upon meeting these requirements, the Company is entitled to a $41 million hold back payment under the BARDA Contract. Based on a targeted New Drug Application ("NDA") filing for TPOXX® by the end of 2017, it is currently anticipated that the Company will be eligible to receive the $41 million hold back payment in the second half of 2018.

In the event that the Company does not receive a substantial portion of the hold back payment by the third quarter of 2018, then, based on currently forecasted operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under the Term Loan (Note 7). In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; significantly reducing its operating expenses; or modifying the terms of the Loan Agreement. There can be no assurance that the Company will cumulatively deliver 2 million courses of TPOXX® to the Strategic Stockpile, or that TPOXX® will receive FDA approval on a timely basis, if at all. Furthermore, there can be no assurance that the Company would be able to increase cash liquidity, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets, the modification of the existing BARDA Contract, or a significant reduction of its operating expenses or operations, or that the lenders would agree to modify the Term Loan Agreement, if needed.

2. Reorganization Items, net:

Reorganization items represent expenses in connection with the chapter 11 case. For the three months ended March 31, 2017 and 2016, reorganization items consisted of the following:

	March 31, 2017	March 31, 2016
Legal fees	$—	$1,677,945
Professional fees	—	1,698,228
Trustee fees	—	13,000
Total	$—	$3,389,173

During the three months ended March 31, 2016, the Company paid approximately $1.5 million for reorganization items.

3. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver two million courses of TPOXX® to the U.S. Strategic National Stockpile (“Strategic Stockpile”). The contract with BARDA (as modified, the “BARDA Contract”) is worth approximately $472 million, including $409.8 million related to the manufacture and delivery of 1.7 million courses of TPOXX® and $62 million of potential reimbursements connected to development and supportive activities (the “Base Contract”).

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

For courses of TPOXX® that are physically delivered to the Strategic Stockpile, the Company has replacement obligations, at no cost to BARDA, in the event that the final version of TPOXX® approved by the FDA is different from any courses of TPOXX® that has been delivered to the Strategic Stockpile or if TPOXX® does not meet any specified label claims, fails release testing or does not meet 38 month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX® is recalled or deemed to be recalled for any reason.

On June 28, 2016, the Company entered into a modification of the BARDA Contract (the “BARDA Contract Modification”). The total value of the BARDA Contract is unchanged. Pursuant to the BARDA Contract Modification:

•
The payment for the manufacture and delivery of 1.7 million courses of TPOXX® increased by $61.5 million. This was accomplished by reducing the holdback amount that is tied to the FDA approval of TPOXX® from $102.5 million to $41 million. In July 2016, the Company received payment of $32.6 million in connection with the BARDA Contract Modification for courses previously delivered to the Strategic Stockpile.

•
The requirements for the $20.5 million milestone changed. For payment, this milestone was modified to require the Company to submit documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a Data & Safety Monitoring Board (“DSMB”) and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA. Previously, this milestone required the successful submission to the FDA of a complete application for TPOXX® regulatory approval. During the third quarter of 2016, the Company met the modified milestone and received payment.

As of March 31, 2017, the Company has received $368.9 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX®. Included in this amount are a $41 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX®, an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX®, the $20.5 million milestone payment (referenced above) in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study have been submitted to and reviewed by a DSMB and that such DSMB has recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA, and $286.9 million of payments for physical deliveries of TPOXX® to the Strategic Stockpile beginning in 2013.

As of March 31, 2017, the Company is eligible under the Base Contract to receive a $41 million hold back payment, which represents an approximate 10% hold back on the $409.8 million of total payments related to the manufacture and delivery of 1.7 million courses of TPOXX® that are to be purchased by BARDA. The $41 million hold back payment would be triggered by FDA approval of TPOXX®, as long as the Company has cumulatively delivered 2.0 million courses of TPOXX® to the Strategic Stockpile and the Company does not have a continuing product replacement obligation to BARDA.

With regard to future product deliveries after March 31, 2017, the Company expects to deliver approximately 467,000 courses of TPOXX® at no cost to BARDA in order to fulfill the delivery requirements of the BARDA Contract. Courses to be delivered are expected to be at a dosage of 600 mg administered twice per day (1,200 mg per day). The “no cost to BARDA” courses are primarily attributable to a change in TPOXX® dosage (see paragraph below). Courses delivered to the Strategic Stockpile are subject to a product replacement obligation.

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

As of March 31, 2017 and December 31, 2016, deferred direct costs under the BARDA Contract of approximately $78.4 million and $72.2 million, respectively, are included in deferred costs on the consolidated balance sheets. As of March 31, 2017, the Company recorded $376.2 million of deferred revenue. Deferred revenue has been recorded for the delivery of courses of TPOXX® to the Strategic Stockpile and certain supportive services provided as part of the BARDA Contract. For the three months ended March 31, 2017, revenue from reimbursed research and development was $4.7 million.

Research Agreements
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract with an expiration date of December 30, 2020 and one grant with an expiration date of April 30, 2018, which in combination provide for potential future aggregate research and development funding for specific projects of approximately $17.5 million. During the three months ended March 31, 2017, the contract was amended to increase its funding by approximately $10.1 million, which also extended the period of performance of this contract from June 30, 2020 to December 30, 2020.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, the contract and grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time. As such, we may not utilize all available funds under the contract and/or grant.

4. Financial Instruments

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 7 to the financial statements for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4,000,000 divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant has been set at $1.50 per share.

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

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the liability classified Warrant using the following assumptions: risk free interest rate of 1.60%; no dividend yield; an expected life of 10 years; and a volatility factor of 80%. The Company compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation. These models generated substantially equal fair values for the Warrant. As such, the Company utilized a Black-Scholes model for March 31, 2017 to determine the fair value of the Warrant.

As of March 31, 2017, the fair value of the Warrant was $7.4 million. A Black Scholes model was applied to calculate the fair value of the liability classified Warrant using the following assumptions: risk free interest rate of 2.38%; no dividend yield; an expected life of 9.42 years; and a volatility factor of 80%.

For the quarter-ended March 31, 2017, the Company recorded a loss of $626,209 as a result of a net increase in fair value in the liability classified Warrant since its last valuation on December 31, 2016.

Rights Offering
On November 16, 2016, the Company completed a rights offering (the “Rights Offering”), pursuant to which it raised approximately $35.3 million in gross proceeds through the sale of 23,523,195 shares of its common stock. The Rights Offering was made pursuant to a registration statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) and declared effective by the SEC on October 21, 2016. As part of the Rights Offering, each stockholder of the Company received subscription right for each share of common stock owned as of the record date of October 12, 2016. Each subscription right entitled its holder to invest $0.65 towards the purchase of shares of the Company's common stock at a subscription price equal to the lower of$1.50 or 85% of the volume weighted average price of Company shares during market hours on the expiration date of the Rights Offering. The Rights Offering expired at 5:00 pm, New York City time, on November 8, 2016. Through basic subscriptions and oversubscriptions, the Rights Offering was fully subscribed. The subscription price was set at $1.50. The Company used the net proceeds of the

Rights Offering, together with proceeds from the Loan Agreement and cash on hand, to fully satisfy PharmAthene's claim under the plan of reorganization.

Rights Offering - Backstop Agreement
On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into an investment agreement or “backstop agreement”, with an affiliate of MacAndrews & Forbes Incorporated ("M&F"), and certain other backstop parties (the “Backstop Parties”). Under the terms of the backstop agreement, the Backstop Parties agreed to purchase, pursuant to a separate private placement, a number of shares of common stock equal to the numbers of shares that not subscribed for in the Rights Offering. The backstop agreement provided that the subscription price for the Backstop Parties would be equal to the subscription price applicable to all shareholders under the Rights Offering. Because the Rights Offering was fully subscribed, the Backstop Parties were not required to draw on such commitment. The Company issued 708,530 shares to Backstop Parties in payment of the five percent backstop fee ($1,764,240) payable to the Backstop Parties in connection with the backstop agreement. When shares were issued to the Backstop Parties in payment of the backstop fee, the stock price of SIGA common stock was $2.49 per share (the closing price of the Company’s common stock on November 16, 2016). The fair value of the shares issued in satisfaction of the backstop fee was expensed to the income statement in 2016. There are no remaining payment obligations to the Backstop Parties under the Backstop Agreement.

5. Per Share Data

The Company incurred losses for the three months ended March 31, 2017 and 2016 and as a result, equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Three months ended March 31,
	2017	2016
Stock Options	1,709,967	1,895,571
Stock-Settled Stock Appreciation Rights	360,031	361,647
Restricted Stock Units	1,307,464	638,045	(1)
Warrants	2,690,950	—

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

(1) Included 363,337 restricted stock units that had vested but had not converted into common stock.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classify such liability classified warrants in Level 3. On September 2,

2016, the date of issuance of the current liability classified warrant, the Company used a Monte Carlo simulation model to calculate the fair market value of the warrant. The Company compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation. These models generated substantially equal values. As such, the Company utilized a Black-Scholes model for March 31, 2017, consisting of the following variables: (i) the closing price of SIGA’s common stock; (ii) the expected remaining life of the liability classified warrant; (iii) the expected volatility using a weighted-average of historical volatilities from a combination of SIGA and comparable companies; and (iv) the risk-free market rate. At March 31, 2017, the fair value of liability classified warrant is $7.4 million.

At March 31, 2017, the fair value of the debt was $71.8 million and the carrying value of the debt was $67.7 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using level 3 inputs.  The discount rate was determined using market participant assumptions.  This valuation required significant judgment.

There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2017.

The following table presents changes in the liability classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability classified warrant
Warrant liability at December 31, 2016	$6,727,409
Increase in fair value of warrant liability	626,209
Warrant liability at March 31, 2017	$7,353,618

7. Debt

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80 million on November 16, 2016 having satisfied certain pre-conditions. Such $80 million had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date (November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering on November 16, 2016. As part of the satisfaction of the PharmAthene claim, funds were released from the escrow account (the date on which such transfer occurred, the “Escrow Release Date”).

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80,000,000 (the “Term Loan”), of which (i) $25,000,000 was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5,000,000 was also placed in the Reserve Account and up to the full amount of such $5,000,000 may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25,000,000 is due and owing and any of such $5,000,000 remains in the Reserve Account; and (iii) $50,000,000 (net of fees and expenses then due and owing to the Lender) was paid to PharmAthene as part of the final payment to satisfy the PharmAthene claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.50%, subject to adjustments as set forth in the Loan Agreement. At March 31, 2017, the effective interest rate on the Term Loan was 18.30%. The Company incurred approximately $3.6 million of interest expense during the three months ended March 31, 2017, of which $2.5 million was paid from restricted cash and the remaining $1.1 million accreted to the Term Loan balance.

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

As of March 31, 2017, the Company is in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an additional $4 million will become payable when principal of the Term Loan is repaid. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, are recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts are being amortized using the effective interest method over the life of the related Term Loan. The $4 million that will be paid when principal is repaid is being accreted to the Term Loan balance each quarter on a per diem basis. As of March 31, 2017, the Term Loan balance is $67.7 million.

8. Related Party Transactions

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended March 31, 2017, and 2016, the Company incurred costs of $78,000, and $363,000, respectively, related to services provided by the outside counsel. On March 31, 2017, the Company’s outstanding payables included $35,000 payable to the outside counsel.

On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into the Backstop Agreement with an affiliate of M&F and the other Backstop Parties. Under the terms of the Backstop Agreement, the Backstop Parties agreed to purchase, pursuant to a separate private placement, a number of shares of common stock equal to the numbers of shares that would have not been subscribed for in the Rights Offering. The Backstop Agreement provided that the subscription price for the Backstop Parties would be equal to the subscription price applicable to all shareholders under the Rights Offering. Because the Rights Offering was fully subscribed, the Backstop Parties were not required to draw on such commitment. When shares were issued to the Backstop Parties in payment of the backstop fee, the stock price of SIGA common stock was $2.49 per share (the closing price of the Company’s common stock on November 16, 2016). The fair value of the shares issued in satisfaction of the backstop fee was expensed to the income statement in 2016. There are no remaining payment obligations to the Backstop Parties under the Backstop Agreement.

In October 2012, the Company funded a letter of credit and deposit to take advantage of a lease for office space secured by an affiliate of M&F from a third party landlord on behalf of the Company. Pursuant to such letter of credit, in January 2013 the Company entered into a sublease in which the Company will pay all costs associated with the lease, including rent. All payments made by the Company pursuant to the sublease will either be directly or indirectly made to the third-party landlord and not retained by M&F or any affiliate. The sublease allows for a free rent period of five months beginning April 1, 2013; subsequent to the free rent period, monthly rent payments are $60,000 for the first five years and $63,000 for the next two years. Upon expiration on September 30, 2020, the sublease and lease provides for two consecutive five year renewal options.

9. Inventory

Due to the deferral of revenue under the BARDA Contract (see Note 3 for additional information), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs on the balance sheet. The value of inventory represents the costs incurred to manufacture TPOXX® under the BARDA Contract. Additional costs incurred to complete production of courses of TPOXX® will be recorded as inventory and reclassified to deferred costs upon delivery to the extent related revenue is deferred.

Inventory consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Work in-process	$13,361,468	$18,916,084
Finished goods	5,758,087	7,293,880
Inventory	$19,119,555	$26,209,964

For the three months ended March 31, 2017, research and development expenses include inventory write-downs of approximately $686,000.

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Leasehold improvements	$2,542,043	$2,542,044
Computer equipment	762,604	770,479
Furniture and fixtures	455,220	455,220
	3,759,867	3,767,743
Less - accumulated depreciation	(3,496,565)	(3,468,266)
Property, plant and equipment, net	$263,302	$299,477

Depreciation and amortization expense on property, plant, and equipment was $36,175 and $44,452 for the three months ended March 31, 2017 and 2016 respectively.

11. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Bonus	$676,580	$2,357,194
Professional fees	393,252	481,641
Vacation	312,414	262,664
Other (primarily R&D vendors and CMOs)	1,566,103	1,483,253
Accrued expenses and other current liabilities	$2,948,349	$4,584,752

12. Income Taxes

Accounting Standards Codification (“ASC”) 740, Income Taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts, and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels in the future years. Based on the available evidence, the Company continues to conclude that its deferred tax assets are not realizable on a more-likely-than-not basis.

During the three months ended March 31, 2017, the Company recorded an income tax provision of $115,000 on a pre-tax loss of $8.5 million. The effective tax rate differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax asset.

13. Recent Accounting Pronouncements

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for calendar year-end in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company believes adoption of ASU 2017-04 will not have a significant impact on its consolidated financial statements.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the amendments in first quarter of 2017. Prior to adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, the excluded windfall deductions for federal and state purposes were $1.6 million. Upon adoption of ASU 2016-09, the Company recognized the excluded windfall deductions as a deferred tax asset with a corresponding offset to valuation allowance.

In regards to the forfeiture policy election, we will continue to estimate the number of awards expected to be forfeited.

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

In August 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management is also required to evaluate and disclose whether its plans alleviate that doubt. This ASU states that, when making this assessment, management should consider relevant conditions or events that are known or reasonably knowable on the date the financial statements are issued or available to be issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. The Company adopted ASU 2014-15 and for adoption impact see Note 1 to the financial statements under “liquidity”.

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

14. Commitments and Contingencies

After several years of proceedings in litigation initiated by PharmAthene in 2006, the Delaware Court of Chancery on August 8, 2014 issued an opinion and order in which it determined, among other things, that PharmAthene was entitled to a lump sum damages award for its lost profits including interest and fees, based on SIGA’s contract with BARDA for the purchase of 2 million courses of TPOXX® which was allegedly anticipated as of December 2006. On September 16, 2014, as a consequence of SIGA’s chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 1 to the financial statements), except that the parties agreed by stipulation approved by the Court on October 8, 2014 that the litigation could proceed. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment (the “Final Order and Judgment”) awarding PharmAthene approximately $195 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment. Pursuant to the Final Order and Judgment, SIGA also was liable to PharmAthene for $30,663.89 per day in post-judgment interest. On a series of dates up to and including a final payment on November 16, 2016, the Company paid PharmAthene an aggregate of $217 million to fully satisfy the Outstanding Judgment, including post-judgment interest, in accordance with the bankruptcy plan of reorganization.

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

Closing of Chapter 11 Case

On April 12, 2016, the Company emerged from chapter 11 of the Bankruptcy Code when the Company's plan of reorganization (the “Plan”) became effective, and on December 22, 2016 the Company's chapter 11 case was closed by the Bankruptcy Court. Under the Plan, the Company fully paid all of its claims. The Company did not apply the provision of fresh start accounting as ownership of existing shares of the Company's common stock remained unaltered by the Plan.

Prior to the effective date of the Plan (April 12, 2016), the Company was operating its business as a “debtor-in-possession”. The Company had filed on September 16, 2014 a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The chapter 11 case preserved the Company's ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the financial statements) and preserved its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the Company's litigation with PharmAthene, Inc. (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

PharmAthene Litigation

On November 16, 2016, the Company satisfied the Outstanding Judgment (defined in Note 14 to the financial statements) owed to PharmAthene in connection with the Company's litigation with PharmAthene. In total, PharmAthene was paid $217 million in connection with the Outstanding Judgment. See Note 14 to the financial statements for details related to the litigation.

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

In the event that the Company does not receive a substantial portion of the hold back payment by the third quarter of 2018, then, based on currently forecasted operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under the Term Loan (Note 7). In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; significantly reducing its operating expenses; or modifying the terms of the Loan Agreement. There can be no assurance that the Company will cumulatively deliver 2 million courses of TPOXX® to the Strategic Stockpile, or that TPOXX® will receive FDA approval on a timely basis, if at all. Furthermore, there can be no assurance that the Company would be able to increase cash liquidity, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets, the modification of the existing BARDA Contract, or a significant reduction of its operating expenses or operations, or that the lenders would agree to modify the Term Loan Agreement, if needed.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include the valuation of stock-based awards including options and warrants granted or issued by the Company, revenue recognition, income taxes, and realization of deferred tax assets.

Results of Operations

Three months ended March 31, 2017 and 2016

Revenues from research and development contracts and grants for the three months ended March 31, 2017 and 2016, were $5.2 million and $1.3 million, respectively. The increase in revenue of $3.9 million, or 310%, reflects an increase in revenues from our federal contracts supporting the development of TPOXX. Revenues from federal contracts supporting the development of TPOXX have increased because the number and scale of active studies involving TPOXX have increased in comparison to the prior year.

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2017 and 2016, were $2.9 million and $2.7 million, respectively, reflecting an increase of $214,000, or 8%. The increase is primarily attributable to a $884,000 increase in employee compensation expense, partially offset by a $621,000 decrease in professional service fees. The increase in employee compensation expense is due to: an increase in senior management headcount; normalization of the bonus accrual (uncertainty related to the chapter 11 case in 2016 resulted in a below-trend bonus accrual in the first three months of 2016); and an increase of $112,000 in stock-based compensation expense. The decrease in professional service fees is primarily due to the satisfaction of the PharmAthene liability, which has resulted in a decrease in legal fees.

Research and development expenses for the three months ended March 31, 2017 and 2016 were $6.4 million and $2.5 million, respectively, reflecting an increase of $3.8 million, or 150.8%. The increase is primarily attributable to an increase of $3.5 million in direct vendor-related expenses supporting the development of TPOXX, and a net expense of $536,000 related to inventory write-down. The $536,000 expense relates to a $686,000 inventory write-down, partially offset by contractual CMO payments to be received in connection with the inventory write-down.

Patent expenses for the three months ended March 31, 2017 and 2016 were $241,000 and $220,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Interest expense on the PharmAthene liability for the three months ended March 31, 2016 was $2.9 million. This amount represented interest expense related to post-judgment interest on the Delaware Court of Chancery Final Order and Judgment. On November 16, 2016, the Company fully paid the PharmAthene liability, and thus there was no interest expense on the PharmAthene liability for the three months ended March 31, 2017. See Note 14 to the financial statements for additional information.

Changes in the fair value of liability classified Warrant are recorded as gains or losses on the statement of operations. For the three months ended March 31, 2017, we recorded a loss of $626,000. See Notes 4 to the consolidated financial statements for further information.

Interest expense for the three months ended March 31, 2017 is $3.6 million. This amount represents interest expense on the Term Loan. The $3.6 million interest expense includes a $2.5 million cash payment from restricted cash, and $1.1 million of accretion of unamortized costs and fees related to the Term Loan balance.

Reorganization items for the three months ended March 31, 2016 was $3.4 million. These expenses were in connection with the chapter 11 case. The Company emerged from chapter 11 of the Bankruptcy Code on April 12, 2016.

For the three months ended March 31, 2017 and 2016 we incurred pre-tax losses of $8.5 million and $10.4 million and a corresponding income tax expense of $115,000 and $11,000, respectively. The effective tax rate during the period ended March 31, 2017 was (1.4)%. Our effective tax rate for the period ended March 31, 2017 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets.

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

Liquidity and Capital Resources

As of March 31, 2017, we had $30.1 million in cash and cash equivalents compared with $28.7 million at December 31, 2016. As of March 31, 2017, the Company had $24.9 million of restricted cash. The restricted cash is utilized to pay interest on the Term Loan as it becomes due and $5 million of the restricted cash may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions. See Note 7 for additional information.

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

In the event that the Company does not receive a substantial portion of the hold back payment by the third quarter of 2018, then, based on currently forecasted operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under the Term Loan (Note 7). In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; significantly reducing its operating expenses; or modifying the terms of the Loan Agreement. There can be no assurance that the Company will cumulatively deliver 2 million courses of TPOXX® to the Strategic Stockpile, or that TPOXX® will receive FDA approval on a timely basis, if at all. Furthermore, there can be no assurance that the Company would be able to increase cash liquidity, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets, the modification of the existing BARDA Contract, or a significant reduction of its operating expenses or operations, or that the lenders would agree to modify the Term Loan Agreement, if needed.

Change in Provisional Dosage of TPOXX
As discussed in Note 3 to the financial statements, the Company expects to incur significant production costs due to the change in provisional dosage of TPOXX®.

Operating Activities
Net cash provided by (used in) operations for the three months ended March 31, 2017 and 2016 were $1.6 million and $(8.6) million, respectively. For the three months ended March 31, 2017, the Company received $8.5 million from BARDA for product delivery, offset by recurring operating costs and $1.3 million of payments to contract manufacturing organizations (“CMOs”) for the manufacture and related support of TPOXX®. For the three months ended March 31, 2016, cash usage was primarily related to recurring operating costs, costs attendant to the administration of the Company's chapter 11case and $5.8 million of payments to CMOs for the manufacture and related support of TPOXX®.

Investing Activities
There was no investing activity for the three months ended March 31, 2017. For the three months ended March 31, 2016, cash usage of $8,000 related to capital expenditures.

Financing Activities
Net cash used by financing activities for the three months ended March 31, 2017 was $193,000. During the first quarter of 2017, the Company repurchased $193,000 of common stock to meet minimum statutory tax withholding requirements for restricted shares issued to employees.

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

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to the progress of SIGA’s development programs and time lines for bringing products to market and the enforceability of the BARDA Contract. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that the U.S. Government's responses (including inaction) to the national and global economic situation may affect SIGA's business adversely, and (xix) the risk that some amounts received and recorded as deferred revenue ultimately many not be recognized as revenue. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and SIGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and in other documents that SIGA has filed with the SEC. SIGA urges investors and security holders to read those documents free of charge at the SEC’s Web site at http://www.sec.gov. Forward-looking statements are current only as of the date on which such statements were made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial conditions are subject to numerous risks and uncertainties described in our 2016 Annual Report on Form 10-K for the fiscal year-ended December 31, 2016.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1
Amendment of Solicitation/Modification of Contract 0012, dated April 22, 2016, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA.

10.2
Amendment of Solicitation/Modification of Contract 0014, dated September 21, 2016, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 4, 2017	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)