Form 10-Q
period 2017-06-30
SIGA TECHNOLOGIES INC
filed 2017-08-03
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017
Or
¬	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ___________

Commission File No. 0-23047
SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of	(IRS Employer Identification. No.)
incorporation or organization)

27 East 62nd Street	10065
New York, NY	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 672-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ¬.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ¬.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¬		Accelerated filer ☒
Non-accelerated filer ¬	(Do not check if a smaller reporting company)	Smaller reporting company ¬
Emerging growth company ¬

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¬

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ¬ No ☒.

Indicate by check mark whether the registrant has filed all documents and reports required to filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ¬.

As of July 26, 2017 the registrant had outstanding 78,908,929 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$30,865,936	$28,701,824
Restricted cash and cash equivalents, short-term	10,322,289	10,138,890
Accounts receivable	1,768,981	3,154,370
Inventory	15,416,808	26,209,964
Prepaid expenses and other current assets	571,646	954,426
Total current assets	$58,945,660	$69,159,474

Property, plant and equipment, net	262,966	299,477
Restricted cash and cash equivalents, long-term	12,091,399	17,333,332
Deferred costs	83,190,032	72,649,277
Goodwill	898,334	898,334
Other assets	642,083	642,083
Total assets	$156,030,474	$160,981,977
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$3,475,102	$2,517,072
Accrued expenses and other current liabilities	3,097,915	4,584,752
Warrant liability	7,059,262	6,727,409
Total current liabilities	13,632,279	13,829,233
Deferred revenue	376,480,126	367,483,905
Deferred income tax liability, net	307,256	286,066
Other liabilities	238,323	247,989
Long-term debt	68,783,206	66,553,053
Total liabilities	459,441,190	448,400,246
Commitments and Contingencies
Stockholders’ deficiency
Common stock ($.0001 par value, 600,000,000 shares authorized, 78,908,929 and 78,692,612 issued and outstanding at June 30, 2017, and December 31, 2016, respectively)	7,891	7,869
Additional paid-in capital	213,838,069	213,714,154
Accumulated deficit	(517,256,676)	(501,140,292)
Total stockholders’ deficiency	(303,410,716)	(287,418,269)
Total liabilities and stockholders’ deficiency	$156,030,474	$160,981,977

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Research and development	$4,264,561	$1,901,314	$9,466,347	$3,171,047

Operating expenses
Selling, general and administrative	3,058,244	3,738,709	5,928,113	6,394,940
Research and development	5,067,838	2,948,391	11,428,327	5,484,403
Patent expenses	197,017	239,690	437,615	459,405
Interest on PharmAthene liability	—	4,259,451	—	7,176,637
Total operating expenses	8,323,099	11,186,241	17,794,055	19,515,385
Operating loss	(4,058,538)	(9,284,927)	(8,327,708)	(16,344,338)
Gain (loss) from change in fair value of warrant liability	294,356	—	(331,853)	—
Interest expense	(3,652,496)	(10,214)	(7,261,412)	(10,214)
Other income, net	8,066	58,489	12,484	69,800
Reorganization items, net	—	(327,729)	—	(3,716,902)
Loss before income taxes	(7,408,612)	(9,564,381)	(15,908,489)	(20,001,654)
Provision for income taxes	(92,825)	(1,470)	(207,895)	(12,764)
Net and comprehensive loss	$(7,501,437)	$(9,565,851)	$(16,116,384)	$(20,014,418)

Loss per share: basic and diluted	$(0.10)	$(0.18)	$(0.20)	$(0.37)
Weighted average shares outstanding: basic and diluted	78,840,312	54,216,604	78,808,903	54,165,450

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,116,384)	$(20,014,418)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and other amortization	75,837	88,044
Loss on change in fair value of warrant liability	331,853	—
Stock-based compensation	373,492	368,436
Deferred income taxes, net	21,190	11,445
Write down of inventory, net	536,000	—
Non-cash interest expense	2,230,154	—
Interest expense on term loan - paid with restricted cash	5,058,533	—
Changes in assets and liabilities:
Accounts receivable	1,385,389	(30,812,004)
Inventory	10,257,156	(16,484,805)
Deferred costs	(10,540,755)	(3,252,176)
Prepaid expenses and other current assets	382,780	(1,500,309)
Other assets	—	1,347,956
Accounts payable, accrued expenses and other current liabilities	(528,807)	5,894,550
PharmAthene liability	—	203,654,855
Liabilities subject to compromise	—	(206,972,170)
Deferred revenue	8,996,221	33,035,036
Other liabilities	(9,666)	(42,114)
Net cash provided by (used in) operating activities	2,452,993	(34,677,674)
Cash flows from investing activities:
Capital expenditures	(39,326)	(10,998)
Net cash used in investing activities	(39,326)	(10,998)
Cash flows from financing activities:
Net proceeds from exercise of stock options	27,497	—
Buy back of stock options	(84,000)	—
Payment of employee tax obligations for common stock tendered	(193,052)	—
Net cash used in financing activities	(249,555)	—
Net increase (decrease) in cash and cash equivalents	2,164,112	(34,688,672)
Cash and cash equivalents at beginning of period	28,701,824	112,711,028
Cash and cash equivalents at end of period	$30,865,936	$78,022,356

Supplemental disclosure of cash flows information:
Cash interest paid on Term Loan from restricted cash	$5,058,533	$—
The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016, included in the 2016 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2016 Annual Report on Form 10-K filed on March 7, 2017. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2016 year-end condensed balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year.

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

Prior to April, 12 2016, the effective date of the Plan, the Company was operating its business as a “debtor-in-possession”. The Company had filed on September 16, 2014 a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The chapter 11 case preserved the Company's ability to satisfy its commitments under the BARDA Contract (as defined in Note 3) and preserved its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the Company's litigation with PharmAthene, Inc. (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

PharmAthene Litigation

On November 16, 2016, the Company satisfied the Outstanding Judgment (as defined in Note 11) owed to PharmAthene in connection with the Company's litigation with PharmAthene. In total, PharmAthene was paid $217.0 million in connection with the Outstanding Judgment. See Note 11 for additional details related to this litigation.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is not entitled to receive any additional procurement-related payments under the current BARDA Contract (Note 3) until U.S. Food and Drug Administration (“FDA”) approval of TPOXX® has been achieved and until a cumulative 2.0 million courses of TPOXX® have been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”). Upon meeting these requirements, the Company is entitled to a $41.0 million hold back payment under the BARDA Contract. Based on a targeted New Drug Application (“NDA”) filing for TPOXX® by the end of 2017, it is currently anticipated that the Company will be eligible to receive the $41.0 million hold back payment in the second half of 2018.

In the event that the Company does not receive a substantial portion of the hold back payment, or other substantial cash inflows, by the end of the third quarter of 2018, then, based on currently forecasted operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under the Term Loan (Note 8). In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; significantly reducing its operating expenses; or modifying the terms of the Loan Agreement. There can be no assurance that the Company will cumulatively deliver 2.0 million courses of

TPOXX® to the Strategic Stockpile, or that TPOXX® will receive FDA approval on a timely basis, if at all. Furthermore, there can be no assurance that the Company would be able to increase cash liquidity, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets, the modification of the existing BARDA Contract, or a significant reduction of its operating expenses or operations, or that the lenders would agree to modify the Term Loan Agreement, if needed.

2. Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that ASU 2017-11 will have on its consolidated financial statements.

On May 10, 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) - Scope of Modification Accounting. The guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for financial statements issued for fiscal years beginning after December 13, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company believes the adoption of ASU 2017-09 will not have a significant impact on its consolidated financial statements.

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for calendar year ends in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company believes the adoption of ASU 2017-04 will not have a significant impact on its consolidated financial statements.

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. The Company believes the adoption of ASU 2016-18 will have a significant impact on its consolidated statement of cash flows.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company believes the adoption of ASU 2016-15 will not have a significant impact on its consolidated financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, expected forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the amendments in first quarter of 2017. Prior to adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, the excluded windfall deductions for federal and state purposes were $1.6 million. Upon adoption of ASU 2016-09, the Company recognized the excluded windfall deductions as a deferred tax asset with a corresponding offset to valuation allowance.

In regards to the forfeiture policy election, we will continue to estimate the number of awards expected to be forfeited.

On February 25, 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which relates to the accounting of leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU requires management to assess whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management is also required to evaluate and disclose whether its plans alleviate that doubt. This ASU states that, when making this assessment, management should consider relevant conditions or events that are known or reasonably knowable on the date the financial statements are issued or available to be issued. This ASU is effective for annual periods ending after December 15, 2016 and interim periods thereafter, and early adoption is permitted. The Company adopted ASU 2014-15 and for adoption impact see Note 1 under “Liquidity”.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for the first interim periods beginning after December 15, 2016. The Company is assessing the potential impact of the variable consideration related to milestones and other payments received as well as the impact of the potential replacement obligation for courses already delivered to BARDA. The Company expects to complete its assessment prior to the filing of its Quarterly Report on Form 10-Q for the three months ended September 30, 2017.

3. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver two million courses of TPOXX® to the Strategic Stockpile. The contract with BARDA (as modified, the “BARDA Contract”) is worth approximately $472.3 million, including $409.8 million related to the manufacture and delivery of 1.7 million courses of TPOXX® and $62.5 million of potential reimbursements connected to development and supportive activities (the “Base Contract”).

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of TPOXX®. Additionally, the Company expects to contribute to BARDA 300,000 courses at no additional cost to BARDA. A total of 2.0 million courses of TPOXX® is required to be delivered to the Strategic Stockpile in order for the Company to be eligible to receive the $40.9 million hold back payment (see description of hold back payment below).

For courses of TPOXX® that are physically delivered to the Strategic Stockpile, the Company has replacement obligations, at no cost to BARDA, in the event that the final version of TPOXX® approved by the FDA is different from any courses of TPOXX® that have been delivered to the Strategic Stockpile or if TPOXX® does not meet any specified label claims, fails release testing or does not meet the 38-month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX® is recalled or deemed to be recalled for any reason.

As of June 30, 2017, the Company has received $368.9 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX®. Included in this amount are a $41.0 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX®, an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX®, the $20.5 million milestone payment (referenced above) in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study had been submitted to and reviewed by a DSMB and that such DSMB had recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA, and $286.9 million of payments for physical deliveries of

TPOXX® to the Strategic Stockpile beginning in 2013.

As of June 30, 2017, the Company is eligible under the Base Contract to receive a $40.9 million hold back payment, which represents an approximate 10% hold back on the $409.8 million of total payments related to the manufacture and delivery of 1.7 million courses of TPOXX® under the Base Contract. The $40.9 million hold back payment would be triggered by FDA approval of TPOXX®, as long as the Company has cumulatively delivered 2.0 million courses of TPOXX® to the Strategic Stockpile and the Company does not have a continuing product replacement obligation to BARDA.

With regard to future product deliveries after June 30, 2017, the Company expects to deliver approximately 338,000 courses of TPOXX® at no cost to BARDA in order to fulfill the delivery requirements of the BARDA Contract. Courses to be delivered are expected to be at a dosage of 600 mg administered twice per day (1,200 mg per day). The “no cost to BARDA” courses are primarily attributable to a change in TPOXX® dosage (see paragraph below). Courses delivered to the Strategic Stockpile are subject to a product replacement obligation.

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

In addition to the Base Contract, the BARDA Contract also separately contains $122.7 million of remaining options that, if exercised by BARDA: would result in a $50.0 million payment to the Company in the event of FDA approval for extension to 84-month expiry for TPOXX® (from 38-month expiry as required in the Base Contract); would fund up to $58.3 million of development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX®; and/or would fund $14.4 million of production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may choose not to exercise additional options in the future. Options are exercisable by BARDA at its sole discretion. BARDA has indicated that it will evaluate, after the FDA’s review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50.0 million payment to the Company in the event of FDA approval of 84-month expiry for TPOXX®.

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

As of June 30, 2017 and December 31, 2016, deferred direct costs under the BARDA Contract of approximately $83.2 million and $72.6 million, respectively, are included in deferred costs on the consolidated balance sheets. As of June 30, 2017, the Company recorded $376.5 million of deferred revenue. Deferred revenue has been recorded for the delivery of courses of TPOXX® to the Strategic Stockpile and certain supportive services provided as part of the BARDA Contract. For the three months and six months ended June 30, 2017, revenue from reimbursed research and development under the BARDA Contract was $3.0 million and $7.6 million, respectively.

Research Agreements and Grants
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract with an expiration date of December 30, 2020 and one grant with an expiration date of April 30, 2018, which in combination provide for potential future aggregate research and development funding for specific projects of approximately $16.2 million. During the three months ended March 31, 2017, the contract was amended to increase the available funding for the R&D program related to the IV formulation of TPOXX® by approximately $10.1 million and to extend the end date of the period of performance from June 30, 2020 to December 30, 2020.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, the contract and grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time. As such, we may not be able to utilize all available funds under the contract and/or grant.

4. Inventory

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

Inventory consisted of the following:

	As of
	June 30, 2017	December 31, 2016
Work in-process	$11,554,379	$18,916,084
Finished goods	3,862,429	7,293,880
Inventory	$15,416,808	$26,209,964

For the three and six months ended June 30, 2017, research and development expenses include net inventory-related losses of approximately $0 and $536,000, respectively. The $536,000 loss for the six months ended June 30, 2017 relates to a $686,000 inventory write-down, partially offset by credits received from contract manufacturing organizations (“CMO”) in connection with the inventory write-down.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2017	December 31, 2016
Leasehold improvements	$2,542,044	$2,542,044
Computer equipment	774,344	770,479
Furniture and fixtures	455,220	455,220
	3,771,608	3,767,743
Less - accumulated depreciation	(3,508,642)	(3,468,266)
Property, plant and equipment, net	$262,966	$299,477

Depreciation and amortization expense on property, plant, and equipment was $39,663 and $43,592 for the three months ended June 30, 2017 and 2016, respectively, and was $75,837 and $88,044 for the six months ended June 30, 2017 and 2016, respectively.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2017	December 31, 2016
Bonus	$1,191,940	$2,357,194
Professional fees	520,923	481,641
Vacation	337,020	262,664
Other (primarily R&D vendors and CMOs)	1,048,032	1,483,253
Accrued expenses and other current liabilities	$3,097,915	$4,584,752

7. Financial Instruments

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant has been set at $1.50 per share.

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

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the liability classified Warrant using the following assumptions: risk free interest rate of 1.60%; no dividend yield; an expected life of 10 years; and a volatility factor of 80%. The Company compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation. These models generated substantially equal fair values for the Warrant. As such, the Company utilized a Black-Scholes model for June 30, 2017 to determine the fair value of the Warrant.

As of June 30, 2017, the fair value of the Warrant was $7.1 million. A Black Scholes model was applied to calculate the fair value of the liability classified Warrant using the following assumptions: risk free interest rate of 2.28%; no dividend yield; an expected life of 9.17 years; and a volatility factor of 80%.

For the three and six months ended June 30, 2017, the Company recorded a gain of $294,356 and a loss of $331,853, respectively as a result of the change in fair value of the liability classified Warrant.

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

Rights Offering - Backstop Agreement
On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into an investment agreement or “backstop agreement”, with an affiliate of MacAndrews & Forbes Incorporated (“M&F”), and certain other backstop parties (the “Backstop Parties”). Under the terms of the backstop agreement, the Backstop Parties agreed to purchase, pursuant to a separate private placement, a number of shares of common stock equal to the numbers of shares that were not subscribed for in the Rights Offering. The backstop agreement provided that the subscription price for the Backstop Parties would be equal to the subscription price applicable to all shareholders under the Rights Offering. Because the Rights Offering was fully subscribed, the Backstop Parties were not required to draw on such commitment. The Company issued 708,530 shares to Backstop Parties, of which approximately 565,000 shares were received by M&F, in payment of the five percent backstop fee ($1,764,240) payable to the Backstop Parties in connection with the backstop agreement. When shares were issued to the Backstop Parties in payment of the backstop fee, the stock price of SIGA common stock was $2.49 per share (the closing price of the Company’s common stock on November 16, 2016). The fair value of the shares issued in satisfaction of the backstop fee was expensed to the income statement in the fourth quarter of 2016. There are no remaining payment obligations to the Backstop Parties under the Backstop Agreement.

8. Debt

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80.0 million on November 16, 2016 having satisfied certain pre-conditions. Such $80.0 million had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date (November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering on November 16, 2016. As part of the satisfaction of the PharmAthene claim, funds were released from the escrow account (the date on which such transfer occurred, the “Escrow Release Date”).

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80.0 million (the “Term Loan”), of which (i) $25.0 million was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5.0 million was also placed in the Reserve Account and up to the full amount of such $5.0 million may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25.0 million is due and owing and any of such $5.0 million remains in the Reserve Account; and (iii) $50.0 million (net of fees and expenses then due and owing to the Lender) was paid to PharmAthene as part of the final payment to satisfy the PharmAthene claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.5%, subject to adjustments as set forth in the Loan Agreement. At June 30, 2017, the effective interest rate on the Term Loan, which includes interest payments and accretion of unamortized costs and fees, was 18.5%. The Company incurred approximately $3.7 million of interest expense during the three months ended June 30, 2017, of which $2.5 million was paid from restricted cash and the remaining $1.1 million accreted to the Term Loan balance. For the six months ended June 30, 2017, the Company incurred approximately $7.3 million of interest expense, of which $5.1 million was paid from restricted cash and the remaining $2.2 million accreted to the Term Loan balance.

The Term Loan shall mature on the earliest to occur of (i) the four year anniversary of the Escrow Release Date, and (ii) the acceleration of certain obligations pursuant to the Loan Agreement. At maturity, $80.0 million of principal will be repaid, and an additional $4.0 million will be paid (see below). Prior to maturity, there are no scheduled principal payments.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum cash balance throughout the term of the Term Loan and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business and enter into certain merger or consolidation transactions. The aforementioned minimum cash requirement was $15.0 million until June 30, 2017 and will reduce to $10.0 million for the remainder of 2017 and reduce to $5.0 million for 2018 until the earlier of (i) December 31, 2018 and (ii) 45 days after FDA approval of TPOXX®; thereafter, the minimum cash requirement will be $20.0 million.

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

As of June 30, 2017, the Company is in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an additional $4.0 million will become payable when principal of the Term Loan is repaid. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, were recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts are being amortized using the effective interest method over the life of the related Term Loan. The $4.0 million that will be paid when principal is repaid is being accreted to the Term Loan balance each quarter on a per diem basis. As of June 30, 2017, the Term Loan balance is $68.8 million.

9. Fair Value of Financial Instruments

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classify such liability classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $7.1 million at June 30, 2017.

At June 30, 2017, the fair value of the debt was $72.5 million and the carrying value of the debt was $68.8 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using level 3 inputs.  The discount rate was determined using market participant assumptions.  This valuation required significant judgment.

There were no transfers between levels of the fair value hierarchy for the six months ended June 30, 2017.

The following table presents changes in the liability classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability classified warrant
Warrant liability at December 31, 2016	$6,727,409
Increase in fair value of warrant liability	331,853
Warrant liability at June 30, 2017	$7,059,262

10. Per Share Data

The Company incurred losses for the three and six months ended June 30, 2017 and 2016 and as a result, the equity instruments listed below are excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments is anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three months ended June 30,			Six months ended June 30,
	2017	2016		2017	2016
Stock Options	1,541,472	1,764,374		1,625,254	1,825,181
Stock-Settled Stock Appreciation Rights	360,031	360,031		360,031	360,173
Restricted Stock Units	1,332,817	587,115	(1)	1,320,211	611,895
Warrants	2,690,950	—		2,690,950	—

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

(1) Included 363,337 restricted stock units that had vested but had not converted into common stock.

11. Commitments and Contingencies

After several years of proceedings in litigation initiated by PharmAthene in 2006, the Delaware Court of Chancery on August 8, 2014 issued an opinion and order in which it determined, among other things, that PharmAthene was entitled to a lump sum damages award for its lost profits including interest and fees, based on SIGA’s contract with BARDA for the purchase of 2.0 million courses of TPOXX® which was allegedly anticipated as of December 2006. On September 16, 2014, as a consequence of SIGA’s chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 1), except that the parties agreed by stipulation approved by the Court on October 8, 2014 that the litigation could proceed. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment (the “Final Order and Judgment”) awarding PharmAthene approximately $195.0 million, including pre-judgment interest up to January 15, 2015 (the “Outstanding Judgment”). On December 23, 2015 the Delaware Supreme Court affirmed the Outstanding Judgment. Pursuant to the Final Order and Judgment, SIGA also was liable to PharmAthene for $30,663.89 per day in post-judgment interest. On a series of dates up to and including a final payment on November 16, 2016, the Company paid PharmAthene an aggregate of $217.0 million to fully satisfy the Outstanding Judgment, including post-judgment interest, in accordance with the bankruptcy plan of reorganization.

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

12. Related Party Transactions

Board of Directors and Outside Counsel
A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended June 30, 2017 and 2016, the Company incurred expenses of $139,000 and $249,000, respectively, related to services provided by the outside counsel. During the six months ended June 30, 2017 and 2016, the Company incurred expenses of $217,000 and $561,000, respectively, related to services provided by the outside counsel. On June 30, 2017 the Company’s outstanding payables and accrued expenses included a $65,000 liability to the outside counsel.

Rights Offering-Backstop Agreement
On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into the Backstop Agreement with an affiliate of M&F and the other Backstop Parties. Under the terms of the Backstop Agreement, the Backstop Parties agreed to purchase, pursuant to a separate private placement, a number of shares of common stock equal to the numbers of shares that would have not been subscribed for in the Rights Offering. The Backstop Agreement provided that the subscription price for the Backstop Parties would be equal to the subscription price applicable to all shareholders under the Rights Offering. Because the Rights Offering was fully subscribed, the Backstop Parties were not required to draw on such commitment. The Company issued 708,530 shares to Backstop Parties, of which approximately 565,000 shares were received by M&F, in payment of the five percent backstop fee ($1,764,240) payable to the Backstop Parties in connection with the backstop agreement. When shares were issued to the Backstop Parties in payment of the backstop fee, the stock price of SIGA common stock was $2.49 per share (the closing price of the Company’s common stock on November 16, 2016). The fair value of the shares issued in satisfaction of the backstop fee was expensed to the income statement in 2016. There are no remaining payment obligations to the Backstop Parties under the Backstop Agreement.

Real Estate Leases
On May 26, 2017 the Company and MacAndrews & Forbes Incorporated entered into a ten-year Office Lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 27 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333, per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee will be $3,333 per month for the second year of the term and increasing by five percent each year thereafter, to $4,925 per month in the final year of the term.

On July 31, 2017, the Company and M&F, entered into a Termination of Sublease Agreement (the “Old HQ Sublease Termination Agreement”), pursuant to which the Company and M&F have agreed to terminate the sublease dated January 9, 2013 for 6,676 square feet of rental square footage located at 660 Madison Avenue, Suite 1700, New York, New York (such sublease being the “Old HQ Sublease” and the location being the “Old HQ”).

Effectiveness of the Old HQ Sublease Termination Agreement was conditioned upon the commencement of a sublease for the Old HQ between M&F and a new subtenant (the “Replacement M&F Sublease”), which occurred on August 2, 2017. The Old HQ Sublease Termination Agreement obligates the Company to pay, on a monthly basis, an amount equal to the discrepancy (the “Rent Discrepancy”) between the sum of fixed rent and Additional Rent (as defined below) under the Old HQ Overlease (as defined below) and the sum of fixed rent and Additional Rent under the Replacement M&F Sublease. Under the Old HQ Sublease Termination Agreement, the Company and M&F release each other from any liability under the Old HQ Sublease.

Under the Old HQ Sublease, the Company was obligated to pay fixed rent of approximately $60,000 per month until August 2018 and approximately $63,400 per month thereafter until the Old HQ Sublease expiration date of August 31, 2020. Additionally, the Company was obligated to pay certain operating expenses and taxes (“Additional Rent”), such Additional Rent being specified in the overlease between M&F and the landlord at 660 Madison Avenue (the “Old HQ Overlease”).

Under the Replacement M&F Sublease, the subtenant’s rental obligations are excused for the first two (2) months of the lease term (“Rent Concession Period”). Thereafter, the subtenant is obligated to pay fixed rent of $36,996 per month for the first twelve (12) months, $37,831 per month for the next 12 months, and $38,665 per month until the scheduled expiration of the Replacement

M&F Sublease on August 24, 2020. In addition to fixed rent, the subtenant is also obligated to pay, pursuant to the Replacement M&F Sublease, a portion of the Additional Rent specified in the Old HQ Overlease.

For the time period between August 2, 2017 and August 31, 2020 (the expiration date of the Old HQ Sublease), the Company estimates that it will pay a total of approximately $0.9 million combined in fixed rent and additional amounts payable under the New HQ Lease and a total of approximately $1.1 million in Rent Discrepancy under the Old HQ Sublease Termination Agreement, for a cumulative total of $2.0 million. In contrast, fixed rent and estimated Additional Rent under the Old HQ Sublease, for the aforementioned time period, would have been a total of approximately $2.4 million if each of the New HQ Lease, Replacement M&F Sublease and Old HQ Sublease Termination Agreement had not been entered into by each of the parties thereto. Because amounts such as operating expenses and taxes may vary, the foregoing totals can only be estimated at this time and are subject to change.

As a result of the above-mentioned transactions, the Company has discontinued usage of Old HQ in the third quarter. As such, the Company expects to record a liability in the third quarter of 2017 in the approximate range of $1.0 million to $1.2 million, in accordance with Accounting Standards Codification (“ASC”) 420 Exit or Disposal Obligations. The liability will primarily represent the discounted value of estimated Rent Discrepancy payments to occur in the future, and will also include costs related to the termination of the old HQ Sublease. The Company also expects to write-off approximately $0.1 million of leasehold improvements and furniture related to the Old HQ.

13. Income Taxes

ASC 740, Income Taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts, and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels in the future years. Based on the available evidence, the Company continues to conclude that its deferred tax assets are not realizable on a more-likely-than-not basis.

For the three and six months ended June 30, 2017, the Company recorded an income tax provision of $92,825 and $207,895 respectively, on a pre-tax loss of $7.4 million and $15.9 million, respectively. The effective tax rate differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax asset.

14. Reorganization Items, net:

Reorganization items represent expenses in connection with the chapter 11 case. For the three and six months ended June 30, 2016, reorganization items consisted of the following:

	Three months ended June 30,	Six months ended June 30,
	2016	2016
Legal fees	$273,436	$1,951,381
Professional fees	34,293	1,732,521
Trustee fees	$20,000	$33,000
Total	$327,729	$3,716,902

During the three and six months ended June 30, 2016, through April 12, 2016 (the effective date of the Plan), the Company paid approximately $809,000 and $2.3 million, respectively, for reorganization items.

15. Subsequent Events:

On July 31, 2017, the Company and M&F, entered into a Termination of Sublease Agreement, pursuant to which the Company and M&F have agreed to terminate the sublease dated January 9, 2013 for 6,676 square feet of rental square footage located at 660 Madison Avenue, Suite 1700, New York, New York. See Note 12 for further details.

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

Closing of Chapter 11 Case

On April 12, 2016, the Company emerged from chapter 11 of the Bankruptcy Code when the Company's plan of reorganization (the “Plan”) became effective, and on December 22, 2016 the Company's chapter 11 case was closed by the Bankruptcy Court. Under the Plan, the Company fully paid all of its claims. The Company did not apply the provisions of fresh start accounting as ownership of existing shares of the Company's common stock remained unaltered by the Plan.

Prior to April 12, 2016, the effective date of the Plan, the Company was operating its business as a “debtor-in-possession.” The Company had filed on September 16, 2014 a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The chapter 11 case preserved the Company's ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the financial statements) and preserved its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the Company's litigation with PharmAthene, Inc. (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

PharmAthene Litigation

On November 16, 2016, the Company satisfied the Outstanding Judgment (as defined in Note 11 to the financial statements) owed to PharmAthene in connection with the Company's litigation with PharmAthene. In total, PharmAthene was paid $217.0 million in connection with the Outstanding Judgment. See Note 11 to the financial statements for additional details related to this litigation.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is not entitled to receive any additional procurement-related payments under the current BARDA Contract (see Note 3 to the financial statements) until FDA approval of TPOXX® has been achieved and until a cumulative 2.0 million courses of TPOXX® have been delivered to the Strategic Stockpile. Upon meeting these requirements, the Company is entitled to a $41 million hold back payment under the BARDA Contract. Based on a targeted NDA filing for TPOXX® by the end of 2017, it is currently anticipated that the Company will be eligible to receive the $41 million hold back payment in the second half of 2018.

In the event that the Company does not receive a substantial portion of the hold back payment, or other substantial cash inflows, by the end of the third quarter of 2018, then, based on currently forecasted operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under the Term Loan (see Note 8 to the financial statements). In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; significantly reducing its operating expenses; or modifying the terms of the Loan Agreement. There can be no assurance that the Company will cumulatively deliver 2.0 million courses of TPOXX® to the Strategic Stockpile, or that TPOXX® will receive FDA approval on a timely basis, if at all. Furthermore, there can be no assurance that the Company would be able to increase cash liquidity, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets, the modification of the existing BARDA Contract, or a significant reduction of its operating expenses or operations, or that the lenders would agree to modify the Term Loan Agreement, if needed.

Lead Product - TPOXX®

On May 13, 2011, SIGA signed the BARDA Contract pursuant to which we agreed to deliver two million courses of TPOXX® to the Strategic Stockpile. The BARDA Contract is worth approximately $472.3 million, including $409.8 million for manufacture and delivery of 1.7 million courses of TPOXX® and $62.5 million of potential reimbursements related to development and supportive activities (the “Base Contract”). Under the Base Contract, BARDA has agreed to buy from SIGA 1.7 million courses of TPOXX®. Additionally, SIGA expects to contribute to BARDA 300,000 courses at no additional cost to BARDA.

In addition to the Base Contract, the BARDA Contract also contains various remaining options that, if exercisable by BARDA: would result in a $50.0 million payment to the Company in the event of FDA approval for extension to 84-month expiry for TPOXX® (from 38-month expiry as required in the Base Contract); would fund up to $58.3 million of development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX®; and/or would fund $14.4 million of production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may choose not to exercise additional options in the future. Options are exercisable by BARDA at its sole discretion. BARDA has indicated that it will evaluate, after the FDA's review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50.0 million payment to the Company in the event of FDA approval of 84-month expiry for TPOXX®.

The BARDA Contract expires in September 2020.

For courses of TPOXX® that are physically delivered to the Strategic Stockpile, the Company has replacement obligations, at no cost to BARDA, in the event that the final version of TPOXX® approved by the U.S. Food and Drug Administration (the “FDA”) is different from any course of TPOXX® that has been delivered to the Strategic Stockpile or if TPOXX® does not meet any specific label claims, fails release testing or does not meet the 38-month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX® is recalled or deemed to be recalled for any reason.

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

Results of Operations

Three and six months ended June 2017 and 2016

Revenues from research and development contracts and grants for the three months ended June 30, 2017 and 2016, were $4.3 million and $1.9 million, respectively. The increase in revenue of $2.4 million, or 124%, reflects an increase in revenues from our federal contracts supporting the development of TPOXX. Revenues from federal contracts supporting the development of TPOXX have increased because the number and scale of active studies involving TPOXX have increased in comparison to the prior year.

Revenues from research and development contracts and grants for the six months ended June 30, 2017 and 2016, were $9.5 million and $3.2 million, respectively. The increase in revenue of $6.3 million, or 199%, is attributable to an increase in revenues from our federal contracts supporting the development of TPOXX. Revenues from federal contracts supporting the development of TPOXX have increased because the number and scale of active studies involving TPOXX have increased in comparison to the prior year.

Selling, General and Administrative expenses (“SG&A”) for the three months ended June 30, 2017 and 2016, were $3.0 million and $3.7 million, respectively, reflecting a decrease of approximately $680,000, or 18%. The decrease is primarily attributable to a $1.4 million decrease in professional service fees, partially offset by a $549,000 increase in employee compensation expense. The decrease in professional service fees is primarily due to the final resolution of the PharmAthene litigation, which has resulted in a decrease in legal fees. The increase in employee compensation expense is primarily due to an increase in senior management headcount; and normalization of the bonus accrual (uncertainty related to the chapter 11 case in 2016 resulted in a below-trend bonus accrual in the second quarter of 2016).

SG&A expenses for the six months ended June 30, 2017 and 2016, were $5.9 million and $6.4 million, respectively, reflecting a decrease of approximately $466,000, or 7%. The decrease is primarily attributable to a $2.0 million decrease in professional service fees, partially offset by a $1.4 million increase in employee compensation expense. The decrease in professional service fees is primarily due to the final resolution of the PharmAthene litigation, which has resulted in a decrease in legal fees. The increase in employee compensation expense is primarily due to an increase in senior management headcount; and normalization of the bonus accrual (uncertainty related to the chapter 11 case in 2016 resulted in a below-trend bonus accrual in the first six months of 2016).

Research and Development expenses (“R&D”) for the three months ended June 30, 2017 and 2016 were $5.1 million and $2.9 million, respectively, reflecting an increase of $2.1 million, or 72%. The increase is attributable to a $2.1 million increase in direct vendor-related expenses supporting the development of TPOXX.

R&D expenses for the six months ended June 30, 2017 and 2016 were $11.4 million and $5.5 million, respectively, reflecting an increase of $5.9 million or 108%. The increase is primarily attributable to an increase of $5.4 million in direct vendor-related expenses supporting the development of TPOXX, and a net expense of $536,000 related to an inventory write-down. The $536,000 expense relates to a $686,000 inventory write-down, partially offset by contractual CMO credits received in connection with the inventory write-down.

Patent expenses for the three and six months ended June 30, 2017 were $197,000 and $438,000, respectively. Patent expenses for the three and six months ended June 30, 2016 were $240,000 and $459,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Interest expense on the PharmAthene liability for the three and six months ended June 30, 2016 was $4.3 million and $7.2 million, respectively. These amounts represented interest expense related to post-judgment interest on the Delaware Court of Chancery Final Order and Judgment. On November 16, 2016, the Company fully paid the PharmAthene liability, and thus there was no interest expense on the PharmAthene liability for the three and six months ended June 30, 2017. See Note 11 to the financial statements for additional information.

Interest expense for the three and six months ended June 30, 2017 was $3.7 million and $7.3 million respectively. Interest expense for each of the three and six months ended June 30, 2016 was $10,000. Interest expense in 2017 represents interest accrued on the Term Loan. The $7.3 million interest expense for the six months ended June 30, 2017 includes a $5.1 million cash payment from restricted cash, and $2.2 million of accretion of unamortized costs and fees related to the Term Loan balance.

Reorganization expenses for the three and six months ended June 30, 2016 were $328,000 and $3.7 million, respectively. These expenses were incurred in connection with the chapter 11 case. See Note 1 to the financial statements for additional information.

For the three and six months ended June 30, 2017, we incurred pre-tax losses of $7.4 million and $15.9 million and a corresponding income tax expense of $93,000 and $208,000, respectively. The effective tax rate during the three and six months ended June 30, 2017 was (1.3)% and (1.3) %, respectively. Our effective tax rate for the periods ended June 30, 2017 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets. For the three and six months ended June 30, 2016, we incurred pre-tax losses of $9.6 million and $20.0 million and corresponding income tax expense of $1,500 and $13,000, respectively.

Liquidity and Capital Resources

As of June 30, 2017, we had $30.9 million in cash and cash equivalents compared with $28.7 million at December 31, 2016. As of June 30, 2017, the Company had $22.4 million of restricted cash compared with $27.5 million at December 31, 2016. The restricted cash is utilized to pay interest on the Term Loan as it becomes due and $5.0 million of the restricted cash may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions. See Note 8 to the financial statements for additional information.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. See Note 1 to the financial statements for a detailed explanation of the company's liquidity.

Change in Provisional Dosage of TPOXX
As discussed in Note 3 to the financial statements, the Company is incurring significant production costs due to the change in provisional dosage of TPOXX®.

Operating Activities
Net cash provided by (used in) operations for the six months ended June 30, 2017 and 2016 were $2.5 million and $(34.7) million, respectively. For the six months ended June 30, 2017, the Company received $8.5 million from BARDA for product delivery, partially offset by recurring operating costs and $2.1 million of payments to contract manufacturing organizations (“CMOs”) for the manufacture and related support of TPOXX®. For the six months ended June, 30 2016, cash usage was primarily related to recurring operating costs, costs attendant to the administration of the Company's chapter 11 case, $12.7 million of payments to CMOs for the manufacture and related support of TPOXX®, and $8.9 million of payments made to PharmAthene in connection with the Company's litigation with PharmAthene.

Investing Activities
For the six months ended June 30, 2017 and 2016 cash usage of approximately $39,000 and $11,000, respectively, related to capital expenditures.

Financing Activities
Net cash used by financing activities for the six months ended June 30, 2017 was approximately $250,000. Cash was used to repurchase $193,000 of common stock to meet minimum statutory tax withholding requirements for restricted shares issued to employees and to buy back $84,000 of options at intrinsic value.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company's condensed consolidated financial statements, see Notes to Condensed Consolidated Financial Statements, see Note 2 to the financial statements, Recently Issued Accounting Standards.

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

More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in this presentation, is set forth in SIGA’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and SIGA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and in other documents that SIGA has filed with the SEC. SIGA urges investors and security holders to read those documents free of charge at the SEC’s Web site at http://www.sec.gov. In addition, our website can be found on the internet at www.siga.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access www.siga.com, click on “Investor Relations” and “Financial Information.”  The information contained on, or that may be accessed through, our website or any social media accounts associated with us or our personnel is not incorporated by reference into, and is not a part of, this report. Forward-looking statements are current only as of the date on which such statements were made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are also subject to the risk of rising  LIBOR rates; in the event that the minimum rate among one-month, two-month, three-month and six-month LIBOR rates (“minimum LIBOR rate”) is above 1%, then the interest rate charged on the Term Loan could increase materially depending on the magnitude of any increase in LIBOR rates.  For every increase of 0.50% in the minimum LIBOR rate (e.g. an increase from a LIBOR rate of 1.25% to 1.75%), annual interest payments on the

Term Loan would increase by $405,556.  Furthermore, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability classified warrant in which 2.7 million shares of SIGA common stock can be purchased at a strike price of $1.50.  For every $1 increase in the stock price of SIGA, the intrinsic value of the liability classified warrant will increase by $2.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On July 31, 2017, SIGA Technologies, Inc., a Delaware corporation (the “Company”), and MacAndrews & Forbes Incorporated, a Delaware corporation and a shareholder of the Company, entered into a Termination of Sublease Agreement (the “Old HQ Sublease Termination Agreement”), pursuant to which the Company and M&F have agreed to terminate the sublease dated January 9, 2013 for 6,676 square feet of rental square footage located at 660 Madison Avenue, Suite 1700, New York, New York (such sublease being the “Old HQ Sublease” and such location being the “Old HQ”).

Effectiveness of the Old HQ Sublease Termination Agreement was conditioned upon the commencement of a sublease for the Old HQ between M&F and a new subtenant (the “Replacement M&F Sublease”), which occurred on August 2, 2017. The Old HQ Sublease Termination Agreement obligates the Company to pay, on a monthly basis, an amount equal to the discrepancy (the “Rent Discrepancy”) between the sum of fixed rent and Additional Rent (as defined below) under the Old HQ Overlease (as defined below) and the sum of fixed rent and Additional Rent under the Replacement M&F Sublease. Under the Old HQ Sublease Termination Agreement, the Company and M&F release each other from any liability under the Old HQ Sublease.

Under the Old HQ Sublease, the Company was obligated to pay fixed rent of approximately $60,000 per month until August 2018 and approximately $63,400 per month thereafter until the Old HQ Sublease expiration date of August 31, 2020. Additionally, the Company was obligated to pay certain operating expenses and taxes (“Additional Rent”), such Additional Rent being specified in the overlease between M&F and the landlord at 660 Madison Avenue (the “Old HQ Overlease”).

Under the Replacement M&F Sublease, the subtenant’s rental obligations are excused for the first two (2) months of the lease term (“Rent Concession Period”). Thereafter, the subtenant is obligated to pay fixed rent of $36,996 per month for the first twelve (12) months, $37,831 per month for the next 12 months, and $38,665 per month until the scheduled expiration of the Replacement M&F Sublease on August 24, 2020. In addition to fixed rent, the subtenant is also obligated to pay, pursuant to the Replacement M&F Sublease, a portion of the Additional Rent specified in the Old HQ Overlease.

As previously disclosed, on May 26, 2017, the Company and M&F entered into an Office Lease (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 27 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its new corporate headquarters.

For the time period between August 2, 2017 and August 31, 2020 (the expiration date of the Old HQ Sublease), the Company estimates that it will pay a total of approximately $0.9 million combined in fixed rent and additional amounts payable under the New HQ Lease and a total of approximately $1.1 million in Rent Discrepancy under the Old HQ Sublease Termination Agreement, for a cumulative total of $2.0 million. In contrast, fixed rent and estimated Additional Rent under the Old HQ Sublease, for the aforementioned time period, would have been a total of approximately $2.4 million if each of the New HQ Lease, Replacement M&F Sublease and Old HQ Sublease Termination Agreement had not been entered into by each of the parties thereto. Because amounts such as operating expenses and taxes may vary, the foregoing totals can only be estimated at this time and are subject to change.

The foregoing description of the terms of the Old HQ Sublease Termination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Old HQ Sublease Termination Agreement, a copy of which is attached hereto as Exhibit 10.2.

Item 6. Exhibits

Exhibit No.	Description
10.1
Office Lease, dated as of May 26, 2017, by and between SIGA Technologies, Inc. and MacAndrews & Forbes Incorporated (certain exhibits to this Exhibit have been omitted in accordance with Regulation S-K Item 601 (b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits to the Securities and Exchange Commission upon its request) (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 30, 2017).

10.2	Termination of Sublease, dated as of July 31, 2017 (filed herewith).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	August 3, 2017	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)