Form 10-Q
period 2017-09-30
SIGA TECHNOLOGIES INC
filed 2017-11-07
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017
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

Indicate by check mark whether the registrant has filed all documents and reports required to filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐.

As of November 1, 2017 the registrant had outstanding 78,908,929 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$25,798,125	$28,701,824
Restricted cash and cash equivalents, short-term	10,408,810	10,138,890
Accounts receivable	612,166	3,154,370
Inventory	2,983,249	26,209,964
Prepaid expenses and other current assets	1,092,396	954,426
Total current assets	$40,894,746	$69,159,474

Property, plant and equipment, net	119,735	299,477
Restricted cash and cash equivalents, long-term	9,430,016	17,333,332
Deferred costs	96,741,244	72,649,277
Goodwill	898,334	898,334
Other assets	642,083	642,083
Total assets	$148,726,158	$160,981,977
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$1,362,331	$2,517,072
Accrued expenses and other current liabilities	4,320,994	4,584,752
Warrant liability	7,355,033	6,727,409
Total current liabilities	13,038,358	13,829,233
Deferred revenue	377,447,093	367,483,905
Deferred income tax liability, net	306,449	286,066
Other liabilities	844,407	247,989
Long-term debt	69,916,765	66,553,053
Total liabilities	461,553,072	448,400,246
Commitments and Contingencies
Stockholders’ deficiency
Common stock ($.0001 par value, 600,000,000 shares authorized, 78,908,929 and 78,692,612 issued and outstanding at September 30, 2017, and December 31, 2016, respectively)	7,890	7,869
Additional paid-in capital	214,238,249	213,714,154
Accumulated deficit	(527,073,053)	(501,140,292)
Total stockholders’ deficiency	(312,826,914)	(287,418,269)
Total liabilities and stockholders’ deficiency	$148,726,158	$160,981,977

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Research and development	$1,390,254	$4,658,355	$10,856,601	$7,829,402

Operating expenses
Selling, general and administrative	3,093,926	2,855,255	9,022,039	9,276,507
Research and development	2,470,835	6,068,567	13,899,162	11,553,469
Patent expenses	250,857	230,246	688,471	689,651
Lease termination	1,225,421	—	1,225,421	—
Interest on PharmAthene liability	—	3,566,451	—	10,716,276
Total operating expenses	7,041,039	12,720,519	24,835,093	32,235,903
Operating loss	(5,650,785)	(8,062,164)	(13,978,492)	(24,406,501)
Interest expense	(3,737,175)	(94,776)	(10,995,900)	(104,991)
Loss from change in fair value of warrant liabilities	(295,771)	(1,121,530)	(627,624)	(1,121,530)
Other income, net	2,021	30,756	11,818	100,556
Reorganization items, net	—	—	—	(3,716,902)
Loss before income taxes	(9,681,710)	(9,247,714)	(25,590,198)	(29,249,368)
(Provision)/Benefit for income taxes	(134,668)	4,072	(342,563)	(8,692)
Net and comprehensive loss	$(9,816,378)	$(9,243,642)	$(25,932,761)	$(29,258,060)

Loss per share: basic and diluted	$(0.12)	$(0.17)	$(0.33)	$(0.54)
Weighted average shares outstanding: basic and diluted	78,908,929	54,284,296	78,842,611	54,205,354

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(25,932,761)	$(29,258,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	105,212	130,704
Loss on change in fair value of warrant liability	627,624	1,121,530
Lease termination	1,225,421	—
Stock-based compensation	773,671	521,666
Deferred income taxes, net	20,383	16,246
Write down of inventory, net	536,000	—
Non-cash interest expense	3,363,712	—
Interest expense on term loan - paid with restricted cash	7,633,396	—
Changes in assets and liabilities:
Accounts receivable	2,542,204	(35,070,347)
Inventory	22,690,715	(5,304,431)
Deferred costs	(24,091,967)	(21,452,562)
Prepaid expenses and other current assets	(137,970)	(1,835,322)
Other assets	—	1,347,437
Accounts payable, accrued expenses and other current liabilities	(1,719,229)	385,680
PharmAthene liability	—	93,654,855
Liabilities subject to compromise	—	(206,972,170)
Deferred revenue	9,963,188	111,865,203
Other liabilities	(199,501)	(63,171)
Net cash used in operating activities	(2,599,902)	(90,912,742)
Cash flows from investing activities:
Capital expenditures	(54,242)	(10,997)
Net cash used in investing activities	(54,242)	(10,997)
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	27,497	—
Buy back of stock options	(84,000)	—
Payments associated with loan agreement and rights offering		(1,294,501)
Payment of employee tax obligations for common stock tendered	(193,052)	—
Net cash used in financing activities	(249,555)	(1,294,501)
Net decrease in cash and cash equivalents	(2,903,699)	(92,218,240)
Cash and cash equivalents at beginning of period	28,701,824	112,711,028
Cash and cash equivalents at end of period	$25,798,125	$20,492,788

Supplemental disclosure of cash flows information:
Cash interest paid on term loan from restricted cash	$7,633,396	$—
Fair value of warrant, at issuance date, in connection with loan agreement and recorded as warrant liability	—	(5,832,624)
The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2016, included in the 2016 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2016 Annual Report on Form 10-K filed on March 7, 2017. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2016 year-end condensed balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year.

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is not entitled to receive any additional procurement-related payments under the current BARDA Contract (Note 3) if and until U.S. Food and Drug Administration (“FDA”) approval of TPOXX® has been achieved, and there is no difference between the approved product and courses of TPOXX® which have been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”). Upon meeting these requirements, the Company is entitled to a $41 million hold back payment under the BARDA Contract. Based on a targeted New Drug Application (“NDA”) filing for TPOXX® by the end of 2017, it is currently anticipated that the Company will be eligible to receive the $41 million hold back payment in the second half of 2018.

In the event that the Company does not receive a substantial portion of the hold back payment, or other substantial cash inflows, by October of 2018, then, based on currently forecasted operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under its term loan (Note 8). In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, entering into a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; significantly reducing its operating expenses; or modifying the terms of the Loan Agreement. There can be no assurance that TPOXX® will receive FDA approval on a timely basis, if at all, or that there will be no difference between the approved product and courses of TPOXX® which have been delivered to the Strategic Stockpile. Furthermore, there can be no assurance that the Company would be able to increase cash liquidity, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets, the modification of the existing BARDA Contract, or a significant reduction of its operating expenses or operations, or that the lenders would agree to modify the term loan agreement, if needed. Because of these uncertainties, substantial doubt exists about the Company’s ability to continue as a going concern for one year from the financial statement issuance date.

2. Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of this ASU recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact that ASU 2017-11 will have on its consolidated financial statements.

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

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. The Company believes the adoption of ASU 2016-18 will have a significant impact due to the fact the Company will reflect sources and uses of restricted cash and cash equivalents in the consolidated statement of cash flows and provide a reconciliation of restricted cash balances.

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

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, expected forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the amendments in the first quarter of 2017. Prior to adoption of ASU 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, the excluded windfall deductions for federal and state purposes were $1.6 million. Upon adoption of ASU 2016-09, the Company recognized the excluded windfall deductions as a deferred tax asset with a corresponding offset to the related valuation allowance.

In respect of the forfeiture policy election, we will continue to estimate the number of awards expected to be forfeited.

On February 25, 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which relates to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements. Based upon its current evaluation, the Company believes that the majority of its leases which primarily consist of facility leases will be capitalized on its balance sheet.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for the first interim periods beginning after December 15, 2016. The Company expects to adopt this standard when it becomes effective in the first quarter of 2018 using the modified retrospective method. Any adjustment upon adoption will be recorded as an accumulated adjustment due to a change in accounting in the stockholders’ deficiency section. The Company has determined that revenue connected with courses delivered to BARDA and related services, milestones and advance payments (activities in combination that constitute one performance obligation), will be recognized at a point in time when the product is delivered. The Company has determined that revenue associated with this performance obligation is subject to a constraint. The Company does not expect revenue to be recognized in connection with these activities upon the adoption of this standard because the constraint of FDA approval of TPOXX is not expected to be satisfied prior to the adoption date of this standard in early 2018. As such, the Company does not expect adoption of this standard to have an impact on the timing of revenue recognition for the above-mentioned activities. Separately, the Company has determined that revenue for performance obligations associated with R&D activities will be recognized over time. With respect to these R&D activities, the Company expects to finalize the quantitative impact assessment upon the filing of its Annual Report on Form 10-K for the year ended December 31, 2017.

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

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of TPOXX®. Additionally, the Company is required to contribute to BARDA 300,000 courses at no additional cost to BARDA. A total of 2.0 million courses of TPOXX® is required to be delivered to the Strategic Stockpile in order for the Company to be eligible to receive the $40.9 million hold back payment (see description of hold back payment below).

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

As of September 30, 2017, the Company has received $368.9 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX®. Included in this amount are a $41.0 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX®, an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX®, the $20.5 million milestone payment in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study had been submitted to and reviewed by a Data and Safety Monitoring Board (“DSMB”) and that such DSMB had recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA, and $286.9 million of payments for physical deliveries of TPOXX® to the Strategic Stockpile beginning in 2013.

As of September 30, 2017, the Company is eligible under the Base Contract to receive a $40.9 million hold back payment, which represents an approximate 10% hold back on the $409.8 million of total payments related to the manufacture and delivery of 1.7 million courses of TPOXX® under the Base Contract. The $40.9 million hold back payment would be triggered by FDA approval of TPOXX®, as long as the Company has cumulatively delivered 2.0 million courses of TPOXX® to the Strategic Stockpile and the Company does not have a continuing product replacement obligation to BARDA.

As of September 30, 2017, the Company has delivered 2.0 million courses of TPOXX® to the Strategic Stockpile. Courses delivered are at a dosage of 600 mg administered twice per day (1,200 mg per day). Courses delivered to the Strategic Stockpile are currently subject to a product replacement obligation.

Starting in 2015, product deliveries of TPOXX® have been at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This was a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once a day. The change in the provisional dosage was based on FDA guidance received by the Company in 2014, subsequent to the delivery of 1.3 million courses of TPOXX®. Based on the current provisional dosage of 600 mg administered twice per day (1,200 mg per day), the Company supplemented previously delivered courses of TPOXX®, at no cost to BARDA, with additional dosages so that all of the courses previously delivered to BARDA are now at the current provisional dosage. In February 2016, the FDA confirmed (through dose concurrence) its earlier dosage guidance of 600 mg administered twice per day (1,200 mg per day).

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

The Company has recognized revenue for reimbursement of certain BARDA Contract research and development services. Cash inflows related to delivery of courses are recorded as deferred revenue. In addition, direct costs incurred by the Company to fulfill the delivery of courses including the supplementing of courses previously delivered under the BARDA Contract are being deferred and will be recognized as expenses over the same period that the related deferred revenue is recognized as revenue.

As of September 30, 2017 and December 31, 2016, deferred direct costs under the BARDA Contract of approximately $96.4 million and $72.2 million, respectively, are included in deferred costs on the consolidated balance sheets. As of September 30, 2017, the Company recorded $377.4 million of deferred revenue. Deferred revenue has been recorded for the delivery of courses of TPOXX® to the Strategic Stockpile and certain supportive services provided as part of the BARDA Contract. For the three and nine months ended September 30, 2017, revenue from reimbursed research and development under the BARDA Contract was $641,000 and $8.3 million, respectively.

Research Agreements and Grants
The Company obtains funding from the contracts and grants it obtains from various agencies of the U.S. Government to support its research and development activities. Currently, the Company has one contract with an expiration date of December 30, 2020 and one grant with an expiration date of April 30, 2018, which in combination provide for potential future aggregate research and development funding for specific projects of approximately $15.4 million. During the three months ended March 31, 2017, the contract was amended to increase the available funding for the R&D program related to the IV formulation of TPOXX® by approximately $10.1 million and to extend the end date of the period of performance from June 30, 2020 to December 30, 2020.

The funded amount includes, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, the contract and grant contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a grant for convenience at any time. As such, we may not be able to utilize all available funds under the contract and/or grant.

4. Inventory

Due to the deferral of revenue under the BARDA Contract (see Note 3 for additional information), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs on the balance sheet. The value of inventory represents the costs incurred to manufacture TPOXX®.

Inventory consisted of the following:

	As of
	September 30, 2017	December 31, 2016
Work in-process	$2,025,445	$18,916,084
Finished goods	957,804	7,293,880
Inventory	$2,983,249	$26,209,964

For the three and nine months ended September 30, 2017, research and development expenses include net inventory-related losses of approximately $0 and $536,000, respectively. The $536,000 loss for the nine months ended September 30, 2017 relates to a $686,000 inventory write-down, partially offset by credits received from contract manufacturing organizations (“CMO”) in connection with the inventory write-down.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2017	December 31, 2016
Leasehold improvements	$2,420,028	$2,542,044
Computer equipment	655,880	770,479
Furniture and fixtures	363,588	455,220
	3,439,496	3,767,743
Less - accumulated depreciation	(3,319,761)	(3,468,266)
Property, plant and equipment, net	$119,735	$299,477

Depreciation and amortization expense on property, plant, and equipment was $29,375 and $42,660 for the three months ended September 30, 2017 and 2016, respectively, and was $105,212 and $130,704 for nine months ended September 30, 2017 and 2016, respectively. In connection with the lease termination discussed in Note 12, the Company wrote off $129,000 of leasehold improvements and furniture and fixtures during the three and nine months ended September 30, 2017.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2017	December 31, 2016
Bonus	$1,676,745	$2,357,194
Professional fees	661,194	481,641
Vacation	333,675	262,664
Other (primarily R&D vendors and CMOs)	1,649,380	1,483,253
Accrued expenses and other current liabilities	$4,320,994	$4,584,752

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

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the liability classified Warrant using the following assumptions: risk free interest rate of 1.60%; no dividend yield; an expected life of 10 years; and a volatility factor of 80%. The Company compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation. These models generated substantially equal fair values for the Warrant. As such, the Company utilized a Black-Scholes model for September 30, 2017 to determine the fair value of the Warrant.

As of September 30, 2017, the fair value of the Warrant was $7.4 million. A Black Scholes model was applied to calculate the fair value of the liability classified Warrant using the following assumptions: risk free interest rate of 2.29%; no dividend yield; an expected life of 8.92 years; and a volatility factor of 80%.

For the three and nine months ended September 30, 2017, the Company recorded a loss of $295,771 and $627,624, respectively as a result of the change in fair value of the liability classified Warrant.

Rights Offering
On November 16, 2016, the Company completed a rights offering (the “Rights Offering”), pursuant to which it raised approximately $35.3 million in gross proceeds through the sale of 23,523,195 shares of its common stock. The Rights Offering was made pursuant to a registration statement on Form S-1 and declared effective by the SEC on October 21, 2016. As part of the Rights Offering, each stockholder of the Company received a subscription right for each share of common stock owned as of the record date of October 12, 2016. Each subscription right entitled its holder to invest $0.65 towards the purchase of shares of the Company's common stock at a subscription price equal to the lower of $1.50 or 85% of the volume weighted average price of Company shares during market hours on the expiration date of the Rights Offering. The Rights Offering expired on November 8, 2016. Through basic subscriptions and oversubscriptions, the Rights Offering was fully subscribed. The subscription price was set at $1.50. The Company used the net proceeds of the Rights Offering, together with proceeds from the Loan Agreement and cash on hand, to fully satisfy PharmAthene's claim under the plan of reorganization.

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

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80.0 million (the “Term Loan”), of which (i) $25.0 million was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5.0 million was also placed in the Reserve Account and up to the full amount of such $5.0 million may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25.0 million is due and owing and any of such $5.0 million remains in the Reserve Account; and (iii) $50.0 million (net of fees and expenses then due and owing to the Lender) was paid to PharmAthene as part of the final payment to satisfy the PharmAthene claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.5%, subject to adjustments as set forth in the Loan Agreement. At September 30, 2017, the effective interest rate on the Term Loan, which includes interest payments and accretion of unamortized costs and fees, was 18.6%. The Company incurred approximately $3.7 million of interest expense during the three months ended September 30, 2017, of which $2.6 million was paid from restricted cash and the remaining $1.1 million accreted to the Term Loan balance. For the nine months ended September 30, 2017, the Company incurred approximately $11.0 million of interest expense, of which $7.6 million was paid from restricted cash and the remaining $3.4 million accreted to the Term Loan balance.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum cash balance throughout the term of the Term Loan and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business and enter into certain merger or consolidation transactions. The aforementioned minimum cash requirement is $10.0 million for the remainder of 2017 and will reduce to $5.0 million for 2018 until the earlier of (i) December 31, 2018 and (ii) 45 days after FDA approval of TPOXX®; thereafter, the minimum cash requirement will be $20.0 million.

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

As of September 30, 2017, the Company is in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an additional $4.0 million will become payable when principal of the Term Loan is repaid. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, were recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts are being amortized using the effective interest method over the life of the related Term Loan. The $4.0 million that will be paid when principal is repaid is being accreted to the Term Loan balance each quarter on a per diem basis. As of September 30, 2017, the Term Loan balance is $69.9 million.

9. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as liabilities are recorded at their fair market value as of each reporting period.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classify such liability classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $7.4 million at September 30, 2017.

At September 30, 2017, the fair value of the debt was $73.2 million and the carrying value of the debt was $69.9 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using level 3 inputs.  The discount rate was determined using market participant assumptions.  This valuation required significant judgment.

There were no transfers between levels of the fair value hierarchy for the nine months ended September 30, 2017.

The following table presents changes in the liability classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability classified warrant
Warrant liability at December 31, 2016	$6,727,409
Increase in fair value of warrant liability	627,624
Warrant liability at September 30, 2017	$7,355,033

10. Per Share Data

The Company incurred losses for the three and nine months ended September 30, 2017 and 2016 and as a result, the equity instruments listed below are excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would be anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three months ended September 30,			Nine months ended September 30,
	2017	2016		2017	2016
Stock Options	1,200,123	1,756,967		1,485,466	1,802,277
Stock-Settled Stock Appreciation Rights	360,031	360,031		360,031	360,125
Restricted Stock Units	1,472,001	586,675	(1)	1,371,364	603,427
Warrants	2,690,950	840,579	(2)	2,690,950	282,238	(2)

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

(1) Included 313,337 restricted stock units that had vested but had not converted into common stock.
(2) For the three and nine months ended September 30, 2016, the weighted average number of shares that could be purchased with the Warrant issued on September 2, 2016.

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

12. Related Party Transactions

Board of Directors and Outside Counsel
A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended September 30, 2017 and 2016, the Company incurred expenses of $82,000 and $528,000, respectively, related to services provided by the outside counsel. During the nine months ended September 30, 2017 and 2016, the Company incurred expenses of $298,000 and $1,066,000, respectively, related to services provided by the outside counsel. On September 30, 2017 the Company’s outstanding payables and accrued expenses included a $76,000 liability to the outside counsel.

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

Real Estate Leases
On May 26, 2017 the Company and MacAndrews & Forbes Incorporated entered into a ten-year Office Lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 27 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee will be $3,333 per month for the second year of the term and increasing by five percent each year thereafter, to $4,925 per month in the final year of the term.

On July 31, 2017, the Company and M&F, entered into a Termination of Sublease Agreement (the “Old HQ Sublease Termination Agreement”), pursuant to which the Company and M&F agreed to terminate the sublease dated January 9, 2013 for 6,676 square feet of rental square footage located at 660 Madison Avenue, Suite 1700, New York, New York (such sublease being the “Old HQ Sublease” and the location being the “Old HQ”).

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

As a result of the above-mentioned transactions, the Company has discontinued usage of Old HQ in the third quarter of 2017. As such, during the three months ended September 30, 2017 the Company recorded a loss of approximately $1.1 million in accordance with Accounting Standards Codification (“ASC”) 420 Exit or Disposal Obligations. This loss primarily represented the discounted value of estimated Rent Discrepancy payments to occur in the future, and included costs related to the termination of the old HQ Sublease. The Company also wrote-off approximately $0.1 million of leasehold improvements and furniture and fixtures related to the Old HQ.

The following table summarizes activity relating to the liability that was recorded as a result of the lease termination:

Lease Termination liability
Balance at December 31, 2016	$—
Charges (recorded in the quarter ended September 30)	1,096,648
Cash payments, net of sublease income	(206,457)
Balance at September 30, 2017	$890,191

As of September 30, 2017, approximately $0.6 million of the lease termination liability is included in other liabilities on the Condensed Consolidated Balance sheet.

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

For the three and nine months ended September 30, 2017, the Company recorded an income tax provision of $134,668 and $342,563, respectively, on a pre-tax loss of $9.7 million and $25.6 million, respectively. The effective tax rate differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax asset.

14. Reorganization Items, net:

Reorganization items represent expenses in connection with the chapter 11 case. For the nine months ended September, 30 2016, reorganization items consisted of the following:

Nine months ended September 30,
2016
Legal fees	$1,951,381
Professional fees	1,732,521
Trustee fees	$33,000
Total	$3,716,902

Subsequent to the Effective Date of the Plan, expenses directly attributable to the implementation of the Plan are reported in selling, general and administrative expenses. During the nine months ended September, 30 2016, the Company paid approximately  $4.6 million for reorganization items.

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is not entitled to receive any additional procurement-related payments under the current BARDA Contract (Note 3) if and until U.S. Food and Drug Administration (“FDA”) approval of TPOXX® has been achieved, and there is no difference between the approved product and courses of TPOXX® which have been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”). Upon meeting these requirements, the Company is entitled to a $41 million hold back payment under the BARDA Contract. Based on a targeted New Drug Application (“NDA”) filing for TPOXX® by the end of 2017, it is currently anticipated that the Company will be eligible to receive the $41 million hold back payment in the second half of 2018.

In the event that the Company does not receive a substantial portion of the hold back payment, or other substantial cash inflows, by October of 2018, then, based on currently forecasted operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under the Term Loan (Note 8). In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, entering into a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; significantly reducing its operating expenses; or modifying the terms of the Loan Agreement. There can be no assurance that TPOXX® will receive FDA approval on a timely basis, if at all, or that there will be no difference between the approved product and courses of TPOXX® which have been delivered to the Strategic Stockpile. Furthermore, there can be no assurance that the Company would be able to increase cash liquidity, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets, the modification of the existing BARDA Contract, or a significant reduction of its operating expenses or operations, or that the lenders would agree to modify the Term Loan Agreement, if needed. Because of these conditions, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the financial statement issuance date.

Lead Product-TPOXX®

On May 13, 2011, SIGA signed the BARDA Contract pursuant to which we agreed to deliver two million courses of TPOXX® to the Strategic Stockpile. The BARDA Contract is worth approximately $472.3 million, including $409.8 million for manufacture and delivery of 1.7 million courses of TPOXX® and $62.5 million of potential reimbursements related to development and supportive activities (the “Base Contract”). Under the Base Contract, BARDA has agreed to buy from SIGA 1.7 million courses of TPOXX®. Additionally, SIGA is required to contribute to BARDA 300,000 courses at no additional cost to BARDA.

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

Results of Operations

Three and Nine months ended September 2017 and 2016

Revenues from research and development contracts and grants for the three months ended September 30, 2017 and 2016, were $1.4 million and $4.7 million, respectively. The decrease in revenue of approximately $3.3 million, or 70%, primarily reflects a decrease in revenues from our federal contracts supporting the development of TPOXX. Revenues from federal contracts supporting the development of TPOXX have decreased because the number and scale of studies that were active during the quarter have decreased in comparison to the prior year.

Revenues from research and development contracts and grants for nine months ended September 30, 2017 and 2016, were $10.9 million and $7.8 million, respectively. The increase in revenue of approximately $3.1 million, or 39%, is attributable to an increase in revenues from our federal contracts supporting the development of TPOXX. Revenues from federal contracts supporting the development of TPOXX have increased for the nine-month period because the number and scale of studies that were active in the early part of 2017 had increased in comparison to the corresponding period in the prior year.

Selling, General and Administrative (“SG&A”) expenses for the three months ended September 30, 2017 and 2016, were $3.1 million and $2.9 million, respectively, reflecting an increase of approximately $239,000, or 8%. The increase is primarily attributable to a $445,000 increase in employee compensation expense, partially offset by an $82,000 decrease in corporate governance expenses, which were elevated in the third quarter of 2016 due to strategic initiatives in connection with the final resolution of the PharmAthene litigation, and decreases in a broad array of corporate expenses. The increase in employee compensation expense is primarily due to an increase in senior management headcount.

SG&A expenses for the nine months ended September 30, 2017 and 2016, were $9.0 million and $9.3 million, respectively, reflecting a decrease of approximately $254,000, or 3%. The decrease is primarily attributable to a $2.0 million decrease in professional service fees, partially offset by a $1.9 million increase in employee compensation expense. The decrease in professional service fees is primarily due to the final resolution of the PharmAthene litigation, which has resulted in a decrease in legal fees. The increase in employee compensation expense is primarily due to an increase in senior management headcount.

Research and Development (“R&D”) expenses for the three months ended September 30, 2017 and 2016 were $2.5 million and $6.1 million, respectively, reflecting a decrease of approximately $3.6 million, or 59%. The decrease is attributable to a $3.3 million decrease in direct vendor-related expenses supporting the development of TPOXX.

R&D expenses for nine months ended September 30, 2017 and 2016 were $13.9 million and $11.6 million, respectively, reflecting an increase of approximately $2.3 million or 20%. The increase is primarily attributable to an increase of $2.1 million in direct vendor-related expenses supporting the development of TPOXX, and a net expense of $536,000 related to an inventory write-down. The $536,000 expense relates to a $686,000 inventory write-down, partially offset by contractual CMO credits received in connection with the inventory write-down.

Patent expenses for the three and nine months ended September 30, 2017 were $251,000 and $688,000, respectively. Patent expenses for the three and nine months ended September 30, 2016 were $230,000 and $690,000, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Lease termination expense for the three and nine months ended September 30, 2017 was approximately $1.2 million. This expense relates to the Old HQ Sublease Termination Agreement. See Note 12 to the financial statements for additional information.

Interest expense on the PharmAthene liability for the three and nine months ended September 30, 2016 was $3.6 million and $7.4 million, respectively. These amounts represented interest expense related to post-judgment interest on the Delaware Court of Chancery Final Order and Judgment. On November 16, 2016, we fully paid the PharmAthene liability, and thus there was no interest expense on the PharmAthene liability for the three and nine months ended September 30, 2017. See Note 11 to the financial statements for additional information.

Interest expense for the three and nine months ended September 30, 2017 was $3.7 million and $11.0 million, respectively. Interest expense for the three and nine months ended September 30, 2016 was $95,000 and $105,000, respectively. Interest expense in 2017 represents interest accrued on the Term Loan. The $11.0 million interest expense for the nine months ended September 30, 2017 includes a $7.6 million cash payment from restricted cash, and $3.4 million of accretion of unamortized costs and fees related to the Term Loan balance.

Reorganization expenses for the three and nine months ended September 30, 2016 were $0 and $3.7 million, respectively. These expenses were incurred in connection with the chapter 11 case. See Note 1 to the financial statements for additional information.

For the three and nine months ended September 30, 2017, we incurred pre-tax losses of $9.7 million and $25.6 million and a corresponding income tax expense of $135,000 and $343,000, respectively. The effective tax rate during the three and nine months ended September 30, 2017 was (1.4)% and (1.3) %, respectively. Our effective tax rate for the periods ended September 30, 2017 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets. For the three and nine months ended September 30, 2016, we incurred pre-tax losses of $9.2 million and $29.2 million and corresponding income tax benefit/(expense) of approximately $4,000 and $(8,700), respectively.

Liquidity and Capital Resources

As of September 30, 2017, we had $25.8 million in unrestricted cash and cash equivalents compared with $28.7 million at December 31, 2016. As of September 30, 2017, the Company had $19.8 million of restricted cash and cash equivalents compared with $27.5 million at December 31, 2016. The restricted cash is utilized to pay interest on the Term Loan as it becomes due and $5.0 million of the restricted cash may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions. See Note 8 to the financial statements for additional information.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. See Note 1 to the financial statements for a detailed explanation of the Company's liquidity.

Operating Activities
Net cash used in operations for the nine months ended September 30, 2017 and 2016 was $2.6 million and $90.9 million, respectively.  For the nine months ended September 30, 2017, we received $8.5 million from BARDA for product delivery, which was offset by recurring operating costs and $4.8 million of payments to contract manufacturing organizations (“CMOs”) for the manufacture and related support of TPOXX®. Cash usage in 2016 was primarily related to: $115 million of payments made to PharmAthene (to be applied against the PharmAthene liability); $7.5 million of interest payments that were made to PharmAthene during the nine months ended September, 30 2016; recurring operating costs; costs attendant to the Loan Agreement and Rights Offering, and the administration of the chapter 11 case; pre-petition claim payments; $23 million of payments to CMOs for the manufacture and related support of TPOXX®. These amounts were partially offset by $74.3 million of cash received from BARDA for product deliveries of TPOXX® and achieving a milestone under the BARDA contract.

Investing Activities
For the nine months ended September 30, 2017 and 2016 cash usage of approximately $54,000 and $11,000, respectively, related to capital expenditures.

Financing Activities
Net cash used by financing activities for the nine months ended September 30, 2017 was approximately $250,000. Cash was used to repurchase $193,000 of common stock to meet minimum statutory tax withholding requirements for restricted shares issued to employees and to buy back $84,000 of options at intrinsic value. During the nine months ended September, 30 2016, we paid approximately $1.3 million in connection with the Term Loan and Rights Offering; both of which were completed in November 2016.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company's condensed consolidated financial statements, see Note 2, Recently Issues Accounting Standards, of Notes to Condensed Consolidated Financial Statements.

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, including statements relating to the progress of SIGA’s development programs and time lines for bringing products to market and the enforceability of the BARDA Contract. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that the U.S. Government's responses (including inaction) to the national and global economic situation may affect SIGA's business adversely, and (xiv) the risk that some amounts received and recorded as deferred revenue ultimately many not be recognized as revenue. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

Item 1A. Risk Factors

Our results of operations and financial conditions are subject to numerous risks and uncertainties described in our 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Amendment to Credit Agreement dated August 29, 2017
10.2	Commercial Lease Agreement for Corvallis, Oregon date November 3, 2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 7, 2017	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)