Form 10-K
period 2017-12-31
SIGA TECHNOLOGIES INC
filed 2018-03-06
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐.

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

Indicate by check mark whether the registrant has filed all documents and reports required by section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2017 as reported on the Over-the-Counter Market was approximately $239,883,144.

As of February 28, 2018 the registrant had outstanding 79,039,000 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2018 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Part I
Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market and the enforceability of SIGA’s contract (as amended, modified or supplemented from time to time, the “BARDA Contract”) with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”). The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that the U.S. government’s responses (including inaction) to the national and global economic situation may affect SIGA’s business adversely, (xiv) the risk that SIGA’s internal controls will not be effective in detecting or preventing a misstatement in SIGA’s financial statements, and (xv) the risk that some amounts recorded as deferred revenue ultimately may not be recognized as revenue when received, as well as the risks and uncertainties included in Item 1A “Risk Factors” of this Form 10-K. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 1. Business

Overview

SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

We are a commercial-stage pharmaceutical company focused on the health security market. Health security comprises countermeasures for biological, chemical, radiological and nuclear attacks (biodefense market), vaccines and therapies for emerging infectious diseases, and health preparedness. Our lead product is TPOXX®, an orally administered antiviral drug for the treatment of human smallpox disease caused by variola virus.

A new drug application (“NDA”) for TPOXX® was submitted to the United States Food & Drug Administration (“FDA”) in December 2017. In February 2018, the Company received notice that the FDA granted priority review of the NDA and that the FDA's target final action date is August 8, 2018. While TPOXX® is not yet approved as safe or effective by the FDA, it is a novel small-molecule drug that is being delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”) under the Project Bioshield Act of 2004 (“Project BioShield”).

BARDA Contract-TPOXX®

On May 13, 2011, the Company signed a contract with BARDA pursuant to which SIGA agreed to deliver two million courses of TPOXX® to the Strategic Stockpile. The BARDA Contract includes a base contract (“Base Contract”) as well as options (described below). The Base Contract contemplates approximately $472.3 million of payments, of which $409.8 million is consideration for the manufacture and delivery of 1.7 million courses of TPOXX® and $62.5 million is available for certain development and supportive activities.

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of TPOXX®. Additionally, the Company has agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA. A total of 2.0 million courses of TPOXX® is required to be delivered to the Strategic Stockpile in order for the Company to be eligible to receive a $40.9 million hold back payment (see description of hold back payment below).

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

As of December 31, 2017, the Company has received $368.9 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX®. Included in this amount are a $41.0 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX®, an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX®, a $20.5 million milestone payment in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study had been submitted to and reviewed by a Data Safety and Monitoring Board (“DSMB”) and that such DSMB had recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA, and $286.9 million of payments for physical deliveries of TPOXX® to the Strategic Stockpile beginning in 2013.

As of December 31, 2017, the Company is eligible under the Base Contract to receive a $40.9 million hold back payment, which represents an approximate 10% hold back on the $409.8 million of total payments related to the manufacture and delivery of 1.7 million courses of TPOXX® under the Base Contract. The $40.9 million hold back payment would be triggered by FDA approval of TPOXX®, as long as the Company does not have a continuing product replacement obligation to BARDA.

As of December 31, 2017, the Company has cumulatively delivered 2.0 million courses of TPOXX® to the Strategic Stockpile. The dosage of courses delivered is 600 mg administered twice per day (1,200 mg per day). In February 2016, the FDA confirmed (through dose concurrence) its earlier dosage guidance of 600 mg administered twice per day (1,200 mg per day). Courses delivered to the Strategic Stockpile are subject to a product replacement obligation (as discussed above).

In addition to the Base Contract, the BARDA Contract also includes remaining options that, if all were exercised by BARDA, would result in aggregate payments to the Company of $122.7 million, including: a $50.0 million payment to the Company in the event of FDA approval for extension to 84-month expiry for TPOXX® (from 38-month expiry as required in the Base Contract); up to $58.3 million of funding for development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX®; and/or $14.4 million of funding for production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may choose in its sole discretion not to exercise any or all of the unexercised options. BARDA has indicated that it will evaluate, after the FDA’s review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50.0 million payment to the Company in the event of FDA approval of 84-month expiry for TPOXX®.

The BARDA Contract expires in September 2020.

The Company has been actively pursuing FDA approval of TPOXX® for strategic purposes as well as for purposes of receiving the $40.9 million hold back payment (discussed above). The Company is pursuing FDA approval under the “Animal Rule.” As such, the Company has completed multiple monkeypox efficacy studies in non-human primates and has also completed a series of rabbitpox efficacy studies in rabbits. Additionally, a series of clinical studies testing the safety of TPOXX® has been completed in humans. In December of 2017, the Company submitted an NDA to the FDA for the oral formulation of TPOXX®. In February 2018, the Company received notice that the FDA granted priority review of the NDA and that the FDA's target final action date is August 8, 2018.

Notwithstanding the above, there can be no assurance that the FDA will approve an NDA for TPOXX®. Upon FDA approval of TPOXX®, the Company would be able to address replacement obligations, if any, relating to courses of TPOXX® that have been delivered to the Strategic Stockpile.

Lead Product-TPOXX®

SIGA believes that TPOXX® is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. TPOXX® is an investigational product that is not currently approved by the FDA as a treatment of smallpox or any other indication. Nevertheless, the FDA has designated TPOXX® for “fast-track” status and notified the Company in February 2018 that the TPOXX® NDA was granted priority review and that the FDA's target final action date is August 8, 2018.

TPOXX® is a novel, patented drug that is easy to store, transport and administer. The NDA for TPOXX® was submitted to the FDA for the treatment of human smallpox disease caused by variola virus.

TPOXX®’s regulatory path, and SIGA’s development activities related to TPOXX®, have been materially guided by the results of an FDA Advisory Committee (the “Advisory Committee”) meeting that was held in December 2011 (the “Meeting”). The Meeting was convened to consider proposals for using a surrogate orthopoxvirus model and to determine what elements of the “Animal Rule” constitute “enough” evidence for approval of a drug for the treatment of orthopox infections. The Advisory Committee’s recommendation confirmed that the monkeypox, rabbitpox and ectromelia models, especially in combination, could suitably provide appropriate evidence of efficacy. Subsequent to the Meeting, SIGA has had substantive meetings and communications with the FDA regarding the regulatory path of TPOXX®. Development activities for TPOXX® are based on the Advisory Committee’s recommendations, and take into account meetings and communications with the FDA.

In late 2010, TPOXX® received Orphan Drug designation for the broader indication of treatment of orthopoxvirus infections (vaccinia, variola, monkeypox and cowpox). An Investigational New Drug (“IND”) application for an intravenous (IV) formulation of TPOXX® was filed with the FDA in September 2012 and SIGA received a safe to proceed letter from the FDA in November 2012 along with a letter granting fast-track status.

SIGA initiated a phase I single ascending dose safety and pharmacokinetic study for the IV formulation of TPOXX® in the first quarter of 2016 and completed the enrollment and dosing of the final cohort of the study in March 2017. The Company is targeting the commencement of a phase I multiple dose study for the IV formulation of TPOXX® in 2018.

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

Prior to April 12, 2016, the effective date of the Plan, the Company was operating its business as a “debtor-in-possession.” The Company had filed on September 16, 2014 a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The chapter 11 case preserved the Company's ability to satisfy its commitments under the BARDA Contract (as defined in Note 3 to the consolidated financial statements) and preserved its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the Company's litigation with PharmAthene, Inc (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

PharmAthene Litigation

After several years of proceedings in litigation initiated by PharmAthene in 2006, the Delaware Court of Chancery on August 8, 2014 issued an opinion and order in which it determined, among other things, that PharmAthene was entitled to a lump sum damages award for its lost profits including interest and fees, based on United States government purchases of the Company’s smallpox drug allegedly anticipated as of December 2006. On September 16, 2014, as a consequence of SIGA’s chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 12 to the consolidated financial statements), except that the parties agreed by stipulation approved by the Court on October 8, 2014 that the litigation could proceed. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment (the “Final Order and Judgment”) awarding PharmAthene approximately $195.0 million, including pre-judgment interest up to January 15, 2015 (the “Judgment”). On December 23, 2015 the Delaware Supreme Court affirmed the Judgment. Pursuant to the Final Order and Judgment, SIGA also was liable to PharmAthene for $30,663.89 per day in post-judgment interest. On a series of dates up to and including a final payment on November 16, 2016, the Company paid PharmAthene an aggregate of $217.0 million to fully satisfy the Judgment, including post-judgment interest, in accordance with the bankruptcy plan of reorganization.

Manufacturing

SIGA does not have a manufacturing infrastructure and does not intend to develop one for the manufacture of TPOXX®. SIGA relies on and uses third parties known as Contract Manufacturing Organizations (“CMOs”) to procure commercial raw materials and supplies, and to manufacture TPOXX®. SIGA's CMOs apply methods and controls in facilities that are used for manufacturing, processing, packaging, testing, analyzing and holding pharmaceuticals which conform to current good manufacturing practices (“cGMP”), the standard set by the FDA for manufacture of pharmaceuticals intended for human use.

Oral Capsules of TPOXX®:

For the manufacture of oral capsules of TPOXX®, under the BARDA contract, the Company uses the following CMOs: Albemarle Corporation (“Albemarle”); Powdersize, LLC (“Powdersize”), and Catalent Pharma Solutions LLC (“Catalent”).

In August, 2011, SIGA entered into an agreement with Albemarle. The agreement was amended in April, 2015. Albemarle manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in TPOXX®. SIGA agreed that, during the term of the agreement, SIGA will purchase 75% of its internal and external API requirements for TPOXX® from Albemarle at a fixed price per kilogram. There is no minimum amount of API kilograms that must be used or acquired by SIGA. The following events are excluded from the “75% API” requirement: (i) if a contract entered into by SIGA for the sale of final drug product (“FDP”) requires that the product used as the API for such FDP be manufactured outside the U.S. and Albemarle is unwilling or unable to subcontract such manufacture to a party or parties that meet the terms of the agreement, (ii) if a contract entered into by SIGA for the sale of FDP in an intravenous formulation requires different specifications than those provided for under the agreement and the parties are not able to reach agreement on the necessary changes to the specifications or on pricing, or (iii) if Albemarle fails to perform any of its obligations under the agreement and does not cure such failure within 30 days of written notice from SIGA. SIGA is required to pay Albemarle within 45 days of its invoice date. Albemarle is required to deliver API that conforms with specifications outlined in the agreement; the Company is not required to pay for API that does not meet specifications. The Company has 120 days to reject any shipments that do not meet such specifications or are damaged. In addition to receiving payments for API deliveries, Albemarle is also paid for related services, such as stability testing. The Company’s agreement with Albemarle is currently scheduled to expire on April 23, 2018.

Powdersize micronizes and tests API for use in TPOXX®. The Company’s agreement with Powdersize continues for an initial term that ends on the date the Company has fulfilled its delivery obligations under the BARDA Contract. Thereafter, this agreement automatically renews for successive one-year periods unless either party provides 90 days notice of its desire to terminate the agreement prior to the expiration of the term.

Catalent granulates, encapsulates, tests and packages TPOXX®. Catalent sub-contracts the packaging services to Packaging Coordinators, Inc., a CMO that purchased Catalent’s packaging business. In addition, Catalent provides services related to commercial stability testing of drug product and preparation for tabulated stability and trend analysis for each time point. The Company’s agreement with Catalent continues for an initial term that ends upon the date the Company has fulfilled its delivery obligations under the BARDA Contract. Thereafter, this agreement automatically renews for successive one-year periods unless either party provides six months notice of its desire to terminate the agreement prior to the expiration of the term. During the term of the agreement, SIGA will purchase all of its requirements for packaged product under the BARDA contract from Catalent, and 75% of any of its other requirements for packaged oral product.

Market for Biological Defense Programs

The market for biodefense countermeasures reflects continued awareness of the threat of global terror and biowarfare activity. The U.S. government is the largest source of development and procurement funding for academic institutions and biopharmaceutical companies conducting biodefense research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. U.S. government spending on biodefense programs includes development funding awarded by the National Institute of Allergy and Infectious Diseases, BARDA and the Department of Defense (“DoD”), and procurement of countermeasures by BARDA, the Centers for Disease Control and Prevention (“CDC”) and DoD.

Project BioShield, which was enacted in 2004, authorizes the procurement of countermeasures for biological, chemical, radiological and nuclear attacks for the Strategic Stockpile, which is a national repository of medical assets and countermeasures designed to provide federal, state and local public health agencies with medical supplies needed to treat and protect those affected by terrorist attacks, natural disasters, industrial accidents and other public health emergencies. Project BioShield initially provided appropriations of $5.6 billion to be expended over ten years and expired on September 30, 2013. In 2013, Congress reauthorized Project BioShield as part of the Pandemic and All-Hazards Preparedness Reauthorization Act of 2013. The Consolidated Appropriations Act of 2017 (also known as the 2017 omnibus spending bill) includes an annual appropriation of $1.02 billion for activities related to medical countermeasures for biological and other threats to civilian populations. Of this, $510 million has been set aside for procurement, and $511 million has been set aside for advanced development and administrative expenses. A Continuation Resolution is in effect across the Federal Government through March 23, 2018 and maintains fiscal year 2017 procurement and advanced development funding levels.

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

The 21st Century Cures Act, H.R. 6, passed Congress and was signed by then-President Obama at the end of 2016. The legislation aims to enhance the discovery and delivery of lifesaving biomedical research, among other important initiatives. In addition, H.R. 6 established a priority review voucher ("PRV") program for medical countermeasures (MCM) to encourage the development of drugs needed in the event of a global pandemic or biological weapon attack. Specifically, the program created by the new legislation established eligibility for a PRV to be granted by the FDA for newly-approved products directed at mitigating material biodefense threats, including smallpox. The vouchers constitute a critical incentive to spur private sector investment and innovation in MCM research and development with the objective of fortifying the country's defenses against the world’s deadliest biological agents. If awarded, PRVs may be sold on the open market. Based on this legislation, SIGA may be eligible for a PRV following FDA approval of TPOXX®. There is no assurance that TPOXX® will be approved or that the Company will be granted a PRV. SIGA will not know until final FDA review and approval of its NDA for TPOXX® whether it has been awarded a PRV under this legislation. If SIGA qualifies for a PRV, the potential sale of a PRV could generate significant cash proceeds, although no assurance can be given as to the nature and magnitude of proceeds, if any, on the sale of a PRV.

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

We have identified a lead pre-clinical drug candidate with activity against all four serotypes of virus and which has shown efficacy in a murine model of disease. We are seeking partners for our Dengue Antiviral drug candidate (“Dengue Candidate”) to support further development activity. If the Dengue Candidate is not partnered by the second quarter of 2018, then it is likely that such program will become inactive.

In May 2011, we received a five-year grant of $6.3 million from NIH to fund the development of antiviral drugs for dengue. The grant has been extended to April 2018. Approximately $0.5 million of the grant remains as of December 31, 2017; however, the Company currently does not expect to use significant additional funds during the remaining term of the grant.

Research Agreements and Grants

The Company has an R&D program for the intravenous (IV) formulation of TPOXX®. This program is funded by a development contract with BARDA. The development contract has a period of performance that terminates on December 30, 2020. As of December 31, 2017, the development contract provides for future aggregate research and development funding of approximately $12.9 million.

For the Dengue Candidate, approximately $0.5 million remains, as of December 31, 2017, on the NIH grant described above. The Company does not expect to use significant funds for the remaining term of the grant.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be able to utilize all available funds.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include many major pharmaceutical companies, each of which has financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors in the biodefense space include, but are not limited to, Emergent BioSolutions, Bavarian Nordic AS, and Chimerix Inc. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

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

Human Resources and Research Facilities

As of February 28, 2018, we had 37 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory. Our research and development facilities are located in Corvallis, Oregon, where we lease approximately 9,237 square feet under a lease agreement that commenced on January 1, 2018 and which expires in December 2019. This lease has two successive renewal options - the first for two years and the second for three years.

Intellectual Property and Proprietary Rights

SIGA’s commercial success will depend in part on its ability to obtain and maintain patent protection in the U.S. and the rest of the world for its proprietary technologies, drug targets, and potential products and to preserve its trade secrets. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents across various jurisdictions has emerged to date. Accordingly, SIGA cannot predict the type and extent of claims that will be allowed in pending patent applications.

SIGA also relies upon trade secret protection for its confidential and proprietary information. No assurance can be given that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to SIGA’s trade secrets or that SIGA can meaningfully protect its trade secrets.

SIGA exclusively owns its key patent portfolios, which relate to its leading drug candidate TPOXX® (also known as ST-246, tecovirimat). As of January 18, 2018, the TPOXX® patent portfolio has seven patent families consisting of 14 U.S. utility patents, 43 issued foreign patents, one Patent Cooperation Treaty (“PCT”) application, seven U.S. utility patent applications, and 62 foreign patent applications.

The principal and material issued patents covering TPOXX® are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	May 3, 2027
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2011	July 23, 2027
US 7687641	United States	Method of manufacturing ST-246	March 30, 2010	September 27, 2024
US 8124643	United States	Composition of matter for the ST-246 compound and Pharmaceutical compositions containing ST-246	February 28, 2012	June 18, 2024
US 7956197	United States	Method of manufacturing ST-246	June 7, 2011	June 18, 2024
US 8530509	United States	Pharmaceutical compositions containing a mixture of compounds including ST-246	September 10, 2013	June 18, 2024
US 8802714	United States	Method of treating orthopoxvirus infection with a mixture of compounds including ST-246	August 12, 2014	June 18, 2024
US 9045418	United States	Method of manufacturing ST-246	June 2, 2015	June 18, 2024
US 9233097	United States	Liquid Pharmaceutical formulations containing ST-246	January 12, 2016	August 2, 2031
US 9339466	United States	Certain polymorph of ST-246, method of preparation of the polymorph and pharmaceutical compositions containing the polymorph	May 17, 2016	March 23, 2033
US 9546137	United States	Methods of preparing ST-246	January 17, 2017	August 14, 2033
US 9744154	United States	Polymorphic forms of ST-246 and methods of preparation	August 29, 2017	March 23, 2031
US 9862683	United States	Methods of preparing Tecovirimat	January 9, 2018	August 14, 2033
US 9670158	United States	Amorphous Tecovirimat preparation	June 6, 2017	July 11, 2034
SG 184201	Singapore	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 22, 2015	March 23, 2031
RU 2578606	Russia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	March 27, 2016	March 23, 2031
OA 16109	OAPI/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	October 31, 2013	March 23, 2031
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	December 2, 2014	March 23, 2031
MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
MX 348481	Mexico	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	June 15, 2017	April 23, 2027
MX 347795	Mexico	ST-246 liquid formulations and methods	May 15, 2017	August 2, 2031
JP 4884216	Japan	Therapeutic agent for treating orthopoxvirus including ST-246, pharmaceutical composition of matter for the ST-246 compound and method of manufacturing ST-246	December 16, 2011	June 18, 2024
JP 5657489	Japan	Method of manufacturing ST-246	December 5, 2014	June 18, 2024
JP 5898196	Japan	Liquid Pharmaceutical formulations containing ST-246	March 11, 2016	August 2, 2031
JP 6018041	Japan	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 7, 2016	March 23, 2031
JP 6188802	Japan	Methods of preparing Tecovirimat	August 10, 2017	August 14, 2033
CH 2011800245893	China	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 26, 2015	March 23, 2031
CN ZL 2013800429237	China	Methods of preparing Tecovirimat	June 20, 2017	August 14, 2033
CA 2529761	Canada	Use of ST-246 to treat orthopoxvirus infection, pharmaceutical compositions containing ST-246 and composition of matter for the ST-246 compound	August 13, 2013	June 18, 2024
CA 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027
CA 2866037	Canada	Chemicals, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	May 16, 2017	April 23, 2027
AU 2004249250	Australia	Method of treating orthopoxvirus infection, pharmaceutical composition containing ST-246 and composition of matter for the ST-246 compound	March 29, 2012	June 18, 2024

AU 2007351866	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	January 10, 2013	June 18, 2024
AU 2011232551	Australia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	February 26, 2015	March 23, 2031
AU 2011285871	Australia	Liquid Pharmaceutical formulations containing ST-246	August 6, 2015	August 2, 2031
AU 2012268859	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	August 18, 2016	June 18, 2024
AU 2015200286	Australia	Polymorphic forms of ST-246	April 27, 2017	March 23, 2031
AP 3221	ARIPO*/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	April 3, 2015	March 23, 2031
ZA 2012/07141	South Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 29, 2016	March 23, 2031
ZA 2013/00930	South Africa	Liquid Pharmaceutical formulations containing ST-246	November 25, 2015	March 23, 2031
IL 201736	Israel	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	October 1, 2016	April 23, 2027
IL 236944	Israel	Methods of preparing Tecovirimat	February 1, 2017	August 14, 2033
AT 1638938	Austria	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 1638938	Belgium	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
CH 1638938	Switzerland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DE 1638938	Germany	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DK 1638938	Denmark	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
EP 1638938	Europe	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
ES 1638938	Estonia	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FI 1638938	Finland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 1638938	France	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
GB 1638938	United Kingdom	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
IE 1638938	Ireland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
IT 502017000078377	Italy	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
NL 1638938	Netherlands	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
PL 1638938	Poland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
SE 1638938	Sweden	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024

* ARIPO has 19 member African States as follows: Botswana, The Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Liberia, Rwanda, Sao Tome and Principe, Somalia, Sudan, Swaziland, Tanzania, Uganda, Zambia and Zimbabwe.

The principal and material patent applications covering TPOXX® include patent filings in multiple jurisdictions, including the United States, Europe, Asia, Africa, Australia, and other commercially significant markets. We hold 70 patent applications currently pending with respect to various compositions of TPOXX®, methods of manufacturing, methods of treatment, and dosage forms. Expiration dates for pending patents, if granted, will fall between 2024 and 2037.

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

Government Regulation

Regulatory Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of any biopharmaceutical product that we may develop. The nature and the extent to which such regulations may apply to us will vary depending on the nature of any particular product. Virtually all of our potential pharmaceutical products will require regulatory approval by governmental agencies prior to non-governmental commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or regulate the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations is complex and requires the expenditure of substantial resources.

In order to test clinically, and to manufacture and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug in the United States, a company must file an IND application and receive clearance from the FDA. An IND application is a summary of the pre-clinical studies that were conducted to characterize the drug, including toxicity and safety studies, information on the drug’s composition and the manufacturing and quality control procedures used to produce the drug, as well as a discussion of the human clinical studies that are being proposed to evaluate the safety and efficacy of the product.

The pre-marketing clinical program required for approval by the FDA for a new drug typically involves a time-consuming and costly three-phase process. In Phase I, trials are conducted with a small number of healthy subjects to determine the early safety profile, the pattern of drug distribution, metabolism and elimination. In Phase II, trials are conducted with small groups of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center comparative trials, which may include both controlled and uncontrolled studies, are conducted with patients afflicted with a target disease in order to provide enough data for statistical proof of efficacy and safety required by the FDA and other authorities. Additional trials may be required to evaluate how a new drug interacts with other drugs as well as if the drug has any impact on cardio-vascular or other potential risks.

The FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patients involved in the testing. Estimates of the total time typically required for carrying out such clinical testing vary between two and ten years. Upon completion of such clinical testing, a company typically submits an NDA to the FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA, the FDA will decide whether to approve the drug and whether to impose any marketing restrictions or require additional post approval clinical studies. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding. There can be no assurance that any approval will be granted on a timely basis, if at all.

The FDA amended its regulations, effective June 30, 2002, to include the “Animal Rule” in circumstances that would permit the typical clinical testing regime to approve certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear agents not otherwise naturally present for use in humans based on evidence of safety in healthy subjects and evidence of effectiveness derived only from appropriate animal studies and any additional supporting data. The FDA has indicated that approval for therapeutic use of TPOXX® will be determined under the “Animal Rule.”

Once the product is approved for sale, FDA regulations govern the manufacturing and marketing activities, and a post-marketing testing and surveillance program may be required to monitor a product’s usage and effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained. Many other countries in which products developed by us may be marketed impose similar regulatory processes.

FDA regulations also make available an alternative regulatory mechanism that may lead to use of the product under limited circumstances. The Emergency Use Authorization (“EUA”) authority allows the FDA Commissioner to strengthen the public health protections against biological, chemical, radiological and nuclear agents that may be used to attack the American people or the U.S. armed forces. Under this authority, the FDA Commissioner may allow medical countermeasures to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by such agents when appropriate findings are made concerning the nature of the emergency, the availability of adequate and approved alternatives, and the quality of available data concerning the drug candidate under consideration for emergency use. We have provided data to FDA to support an EUA for TPOXX® in the event of a smallpox attack. In November 2012, the CDC filed an IND application for use of TPOXX® in emergency situations until an EUA is in place. In December 2012, the CDC received a “safe to proceed” letter from the FDA for this IND. In August 2013, the CDC filed a pre-EUA request for which the FDA currently holds an open file.

Legislation and Regulation Related to Bioterrorism Counteragents and Pandemic Preparedness

Because some of our drug candidates are intended for the treatment of diseases that may result from acts of bioterrorism or biowarfare or for pandemic preparedness, they may be subject to the specific legislation and regulation described below and elsewhere in this Annual Report on Form 10-K.

Project BioShield

Project BioShield and related 2006 federal legislation provide procedures for biodefense-related procurement and awarding of research grants, making it easier for Health and Human Services (“HHS”) to commit funds to countermeasure projects. Project BioShield provides alternative procedures under the Federal Acquisition Regulation, the general rubric for acquisition of goods and services by the U.S. government, for procuring property or services used in performing, administering or supporting biomedical countermeasure research and development. In addition, if the Secretary of HHS deems that there is a pressing need, Project BioShield authorizes the Secretary of HHS to use an expedited award process, rather than the normal peer review process, for grants, contracts and cooperative agreements related to biomedical countermeasure research and development activity.

Under Project BioShield, the Secretary of HHS, with the concurrence of the Secretary of the Department of Homeland Security and upon the approval of the President, can contract to purchase unapproved countermeasures for the Strategic National Stockpile in specified circumstances. The U.S. Congress is notified of a recommendation for a Strategic Stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the countermeasure to the Strategic Stockpile is paid on delivery of a substantial portion of the countermeasure. To be eligible for purchase under these provisions, the Secretary of HHS must determine that there are sufficient and satisfactory clinical results or research data, including data, if available, from pre-clinical and clinical trials, to support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by the FDA. To exercise this authority, the Secretary of HHS must conclude that:

•	the agent for which the countermeasure is designed can cause serious or life-threatening disease;

•	the product may reasonably be believed to be effective in detecting, diagnosing, treating or preventing the disease;

•	the known and potential benefits of the product outweigh its known and potential risks; and

•	there is no adequate alternative to a product that is approved and available.

Although this provision permits the Secretary of HHS to circumvent FDA approval (entirely, or in part) for procurement and use, its use in this manner would likely be limited to rare circumstances. Prior to the award of the BARDA Contract in May 2011, the Secretary of HHS concluded that TPOXX® would qualify within eight years for approval by the FDA for therapeutic use against smallpox.

Public Readiness and Emergency Preparedness Act

The Public Readiness and Emergency Preparedness Act (the "PREP Act"), provides immunity for manufacturers from claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure” in the United States. However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products,” including products intended to diagnose or treat pandemic or epidemic disease, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. Since 2007, the Secretary of HHS has issued eight declarations under the PREP Act to protect from liability countermeasures that are necessary to prepare the nation for potential pandemics or epidemics, including a declaration on October 10, 2008 that provides immunity from tort liability as it relates to smallpox. The PREP Act was amended in 2015 to extend protection for smallpox and other countermeasures from December 31, 2015 to December 31, 2022.

Foreign Regulation

As noted above, in addition to regulations in the United States, we might be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our drug candidates. Even if we obtain FDA approval for a product, we may have to obtain approval of that product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The actual time required to obtain clearance to market a product in a particular foreign jurisdiction varies substantially, based upon the type, complexity and novelty of the pharmaceutical drug candidate, the specific requirements of that jurisdiction, and in some countries whether the FDA has previously approved the drug for marketing. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary from country to country. Certain foreign jurisdictions, including the European Union, have adopted certain biodefense-specific regulations akin to that available in the United States such as a procedure similar to the “Animal Rule” promulgated by the FDA for review and potential approval of biodefense products.

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

Availability of Reports and Other Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any material that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any document that we file with or furnish to the SEC at www.sec.gov.

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

Any of the above documents can also be obtained in print by any shareholder upon request to the Secretary, SIGA Technologies, Inc., 27 E 62nd Street, 5th floor, New York, New York 10065.

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

Risks Related to Our Dependence on U.S. Government Contracts

We currently derive substantially all our cash inflows from BARDA and we expect foreseeable future operating revenues to be concentrated on contracts with BARDA for the sale of TPOXX®. If BARDA demand for TPOXX® is reduced, our business, financial condition and operating results could be materially harmed.

The BARDA Contract does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government. The success of our business and our operating results for the foreseeable future will be substantially dependent on the terms of TPOXX® sales to the U.S. government, including price per course, the number and size of doses in a course and the timing of deliveries.

Furthermore, substantially all of our revenues for the years ended December 31, 2017, 2016 and 2015, respectively, were derived from contracts with BARDA for development of the oral or IV formulation of TPOXX®. Our current revenue is primarily derived from BARDA development contracts scheduled to substantially conclude in fiscal year 2020. There can be no assurance that we will recognize the revenue from the BARDA Contract in the time periods we anticipate or at all, or that we will be able to secure future contracts. Failure to recognize such revenue or secure such contracts or grants could have a material adverse effect on our results of operations.

Government procurement contracts are mostly set at fixed prices and such pricing is based on estimates of the time, resources and expenses required to perform these contracts. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these arrangements.

Our existing procurement contract with BARDA for TPOXX® is predominately fixed-price. We expect that our future contracts with the U.S. government for TPOXX® as well as contracts for other biodefense product candidates would also be fixed-price arrangements. Under a fixed-price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any cost in excess of the fixed price. Estimating costs that are related to performance in accordance with contract specifications is difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract could reduce the profitability of a fixed-price contract or cause a loss, which could in turn harm our operating results.

Product deliveries of TPOXX® since December 31, 2014 have been at a provisional dosage of 600 mg administered twice per day (1,200 mg per day). This is a change from the provisional dosage that was in effect when product deliveries were made in 2013 and 2014 (600 mg per day). In 2013 and 2014, the provisional dosage of courses delivered to the Strategic Stockpile was 600 mg administered once per day. The change in the provisional dosage was based on FDA guidance received by the Company in 2014, subsequent to the deliveries of 1.3 million courses of TPOXX®. Based on the provisional dosage of 600 mg administered twice per day, SIGA supplemented previously delivered courses of TPOXX®, at no additional cost to BARDA, with additional capsules so that all of the courses previously delivered to BARDA were updated to the current provisional dosage. The Company incurred significant incremental costs when previously delivered courses were supplemented. The provisional dosage for TPOXX® may be subject to additional changes in the future based on FDA guidance.

Our U.S. government contracts require ongoing funding decisions by the government. Reduced or discontinued funding of these contracts could cause our financial condition and operating results, or our business development efforts, to suffer materially.

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

We expect that a significant portion of the business that we will seek in the future will be under government grants, contracts or subcontracts, which may be awarded through a bidding process. The bidding process for government contracts and grants presents a number of risks that are not typically present in the commercial contracting process, which may include:

•	the need to devote substantial management and key employee time and attention to the preparation of bids and proposals for contracts and grants that may not be awarded to us;

•	the need to estimate the resources and cost structure that will be required over a period of several years to perform any contract or grant that we might be awarded;

•	the risk that the government will issue a request for proposal to which we would not be eligible to respond;

•	the risk that negotiations engaged in as part of the bidding process could result in unfavorable, or lower than expected, drug pricing

•
the risk that third parties may submit protests to our responses to requests for proposal that could result in delays, withdrawals or amendments of those requests for proposal, or other negative developments; and

•
the expenses that we might incur and the delays that we might suffer if our competitors protest or challenge contract awards made to us pursuant to a bidding, process and the risk that any such protest or challenge could result in the resubmission of bids based on modified specifications, or in termination, reduction or modification of the awarded contract or grant.

The U.S. government may choose to award future contracts for the supply of smallpox antiviral treatment and other biodefense product candidates that we are developing to our competitors instead of to us. If we are unable to win, or favorably price, particular contracts, we may not be able to operate in the market for products that are provided under those contracts and grants for a number of years. If we are unable to obtain new contracts over an extended period, or if we fail to anticipate all of the costs and resources that will be required to secure and fulfill such contracts and grants, our growth strategy and our business, financial condition, and operating results could be materially adversely affected.

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

Our business with the U.S. government is subject to specific procurement regulations and a variety of other legal and compliance obligations. These laws and rules include those related to:

•	procurement integrity;

•	rates and pricing of services and goods to be reimbursed by the U.S. government;

•	export control;

•	government security regulations;

•	employment practices;

•	protection of the environment;

•	accuracy of records and the recording and reporting of costs; and

•	foreign corrupt practices.

In addition, before awarding us any contract or grant, the U.S. government could require that we respond satisfactorily to a request to substantiate our commercial viability and industrial capabilities. Compliance with these obligations increases our performance and compliance costs. A finding that we have failed to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. The termination of a government contract or grant or relationship as a result of our failure to satisfy any of these obligations would have a material negative impact on our operations and harm our reputation and ability to procure other government contracts or grants in the future.

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

Government contracts and grants customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including (but not limited to) provisions that allow the government to:

•	terminate existing contracts or grants, in whole or in part, for any reason or no reason;

•	unilaterally reduce or modify grants, contracts or subcontracts, including through the use of equitable price adjustments;

•	cancel multi-year contracts or grants and related orders if funds for performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a contract or grant;

•	exercise an option to purchase only the minimum amount specified in a contract or grant or not pay optional milestones in a contract or grant;

•	decline to exercise an option to purchase the maximum amount specified in a contract or grant;

•	claim rights to products, including intellectual property, developed under a contract or grant;

•	take actions that result in a longer development timeline or higher costs than expected;

•	direct the course of a development program in a manner not chosen by the government contractor;

•	suspend or debar the contractor from doing business with the government or a specific government agency;

•	pursue criminal or civil remedies under the False Claims Act and the False Statements Accountability Act; and

•	control or prohibit the export of products.

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

Some government contracts and grants permit the government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under a government contract. If we were to develop technology under a contract or grant with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the government.

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

In addition, substantial delays or cancellations of purchases could result from protests or challenges from third parties, including potential lawsuits brought against us by third parties such as activists. Even if not successful, such protests and litigation require us to spend time and money defending the value of our product or contracts. The need to address political and social issues may divert our management’s time, attention and resources from other business priorities.

Additional lawsuits, publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, TPOXX® and our biodefense product candidates. In such event, our ability to market and sell such products may be hindered and the commercial success of TPOXX® and other products we develop may be harmed, thereby reducing our revenues and having a material adverse impact on us.

A U.S. Government shutdown could negatively impact our business and liquidity

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, and halt work for federal employees unless they are considered essential or such work is separately funded by industry. If a government shutdown were to occur, we could experience a delay in the contract approval process as well as funding decisions by the government. Additionally, we could be materially and permanently harmed by any prolonged government shutdown.

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

The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any cost found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;

•	forfeiture of profits;

•	suspension of payments;

•	fines; and

•	suspension or prohibition from doing business with the U.S. government.

Such actions would also negatively affect our reputation.

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
former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and the Foreign Corrupt Practices Act;

•	export and import control laws and regulations; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Risks Related to Regulatory Approvals

If we are not able to obtain regulatory approvals for TPOXX® from the FDA, we will not be able to realize the full benefits of the BARDA contract and will not be able to commercialize our drug candidates other than through sales to BARDA, and our ability to generate revenue could be materially impaired.

The development and full commercialization of TPOXX®, including the testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. We have limited experience in prosecuting an application necessary to gain FDA approval and we have relied on third-party contract research organizations and consultants to assist us in this process. We could fail to achieve FDA approval of TPOXX®, or there could be delays in approval of TPOXX®, or the approved version of TPOXX® may differ from expectations. Failure to obtain regulatory approval for TPOXX® will prevent us from fully commercializing TPOXX® in the United States other than through sales to BARDA under Project BioShield, and delays or alterations to the application could also have a material adverse effect on the Company.

Failure to obtain regulatory approval in international jurisdictions could prevent us from marketing our products abroad.

We may seek to market our products outside the United States. To market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval.

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

The Fast Track designation for TPOXX® and the priority review of the NDA may not actually lead to faster FDA approval of TPOXX®, and does not guarantee that TPOXX® will ultimately be approved.

We have obtained a “Fast Track” designation from FDA for TPOXX® and our NDA has priority review. However, we may not experience a faster approval compared to conventional FDA procedures. Our Fast Track designation and priority review designation does not guarantee that TPOXX® will ultimately be approved or approved on or before the FDA action date. While we have received a target action date of August 8, 2018 from the FDA, the agency may no meet its timeline for completing review of our NDA.

The Company may or may not receive a Priority Review Voucher (PRV) as part of any FDA approval of TPOXX®, and any PRV received by the Company may or may not generate significant cash proceeds for the Company in the foreseeable future.

The 21st Century Cures Act, H.R. 6, passed Congress and was signed by then-President Obama at the end of 2016. The legislation aims to enhance the discovery and delivery of lifesaving biomedical research, among other important initiatives. In addition, H.R. 6 established a priority review voucher (PRV) program for medical countermeasures (MCM) to encourage the development of drugs needed in the event of a global pandemic or biological weapon attack.  Specifically, the program created by the new legislation established eligibility for a PRV to be granted by the FDA for newly-approved products directed at mitigating material biodefense threats, including smallpox. The vouchers constitute a critical incentive to spur private sector investment and innovation in MCM research and development with the objective of fortifying the country's defenses against the world’s deadliest biological agents. If awarded, PRVs may be sold on the open market. Based on this new legislation, SIGA may be eligible for a

PRV following FDA approval of TPOXX®. There is no assurance that TPOXX® will be approved or that the Company will be granted a PRV. SIGA will not know until final FDA review and approval of its NDA for TPOXX® whether it has been awarded a PRV under this new legislation.  If SIGA qualifies for a PRV, the potential sale of a PRV could generate significant cash proceeds, although no assurance can be given as to the nature and magnitude or timing of such a sale, if any, of a PRV.

Risks Related to Liquidity

Without the timely receipt of payments under the BARDA Contract in connection with FDA approval of TPOXX®, or the receipt of other substantial operating cash inflows, the Company would be required to obtain additional sources of funding in order to continue as a going concern and prevent an event of default under its term loan.

The Company is not entitled to receive any additional procurement-related payments under the current BARDA Contract (Note 3 to the consolidated financial statements) if and until FDA approval of TPOXX® has been achieved, and there is no difference between the approved product and courses of TPOXX® that have been delivered to the Strategic Stockpile. Upon meeting these requirements, the Company is entitled to a $41 million hold back payment under the BARDA Contract. In the event that the Company does not receive a substantial portion of the hold back payment, or other substantial operating cash inflows, by October of 2018, then, based on currently forecasted operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under its term loan. In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, entering into a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; significantly reducing its operating expenses; or modifying the terms of its loan agreement. There can be no assurance that TPOXX® will receive FDA approval on a timely basis, if at all, or that there will be no difference between the approved product and courses of TPOXX® that have been delivered to the Strategic Stockpile. Furthermore, there can be no assurance that the Company would be able to increase cash liquidity, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets, the modification of the existing BARDA Contract, or a significant reduction of its operating expenses or operations, or that the lenders would agree to modify the term loan agreement, if needed. Because of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the financial statement issuance date.

Risks Related to Commercial Activities

Because we must obtain regulatory clearance or otherwise operate under strict legal requirements in order to manufacture and market our products in the U.S., we cannot predict whether or when we will be permitted to commercialize our products other than through the BARDA Contract.

Except with respect to sales to BARDA under Project BioShield, TPOXX® cannot be marketed in the U.S. until FDA approval is received. If full regulatory clearance of a product is granted, this clearance will be limited only to those conditions for which the product is demonstrated through clinical trials to be safe and efficacious as set forth in its approved product label. We cannot ensure that TPOXX® or any other compound developed by us, alone or with others, will prove to be safe and efficacious in pre-clinical or clinical trials or animal efficacy studies and will meet all of the applicable regulatory requirements needed to receive full marketing clearance.

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

An element of our business strategy is to sell TPOXX® to customers other than the U.S. government. These potential customers include foreign governments and state and local governments, as well as non-governmental organizations focused on global health like the World Health Organization, health care institutions like hospitals (domestic and foreign) and certain large business organizations interested in protecting their employees against global threats and protecting first responders in cases of emergencies.

The market for sales of TPOXX® to customers other than the U.S. government is undeveloped, and we may not be successful in generating meaningful sales of TPOXX®, if any, to these potential customers.

If we fail to increase our sales of TPOXX® to customers other than the U.S. government, our business and opportunities for growth could be limited.

The biopharmaceutical market in which we compete and will compete is highly competitive.

The biopharmaceutical industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. In addition, there are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical and biotechnology products. Many of these companies have substantially greater financial, technical, research and development resources, and human resources than us. Competitors may develop products or other technologies that are more effective than any that are being developed by us or may obtain FDA approval for products more rapidly than us. If we commence commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which it is very difficult to succeed and in which we have limited experience and in which we are partially dependent on third parties. Many potential competitors have manufacturing facilities and established marketing capabilities that would enable such companies to market competing products through existing channels of distribution which could provide a substantial advantage.

Product liability lawsuits could cause us to incur substantial liabilities and require us to limit commercialization of any products that we may develop.

We face an inherent business risk related to the sale of TPOXX® and any other products that we successfully develop and the testing of our product candidates in clinical trials.

TPOXX® is currently identified as a covered countermeasure under the PREP Act declaration issued in October 2008, as amended, which provides us with substantial immunity with respect to the manufacture, administration or use of TPOXX®. Under our BARDA Contract, the U.S. government should indemnify us against claims by third parties for death, personal injury and other damages related to TPOXX®, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. The collection process can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts from the U.S. government.

If we cannot successfully defend ourselves against future claims that our product or product candidates caused injuries and we are not entitled to or able to obtain indemnity by the U.S. government with respect to such claims, or if the U.S. government does not honor its indemnification obligations, we may incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for any product candidate or product that we may develop;

•	injury to our reputation;

•	withdrawal of a product from the market;

•	costs and management time and focus to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	harm to our reputation; and

•	the inability to commercialize any products that we may develop.

We currently have product liability insurance with coverage up to a $10 million annual aggregate limit and a $10 million per occurrence limit. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may occur. Product liability insurance is difficult to obtain and increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to maintain or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Additionally, a successful product liability claim or series of claims brought against us could cause our stock price to fall, could decrease our financial resources and materially exhaust our existing insurance or limit our ability to obtain insurance going forward, all of which would materially adversely affect our business.

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

We have invested a substantial majority of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term cash-flows is primarily dependent on the success of our oral and IV smallpox antiviral drug candidate TPOXX®. The commercial success of our current and future drug candidates will depend on many factors, including:

•	successful development, formulation and cGMP scale-up of drug manufacturing that meets FDA requirements;

•	successful development of animal models;

•	successful completion of non-clinical development, including studies in approved animal models;

•	our ability to pay the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	successful completion of clinical trials;

•	receipt of marketing approvals from FDA and similar foreign regulatory authorities;

•	establishing arrangements on reasonable terms with suppliers and contract manufacturers;

•	manufacturing stable commercial supplies of drug candidates, including availability of raw materials;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product by potential government customers, public health experts, physicians, patients, healthcare payors and others in the medical community.

We expect to rely on FDA regulations known as the “Animal Rule” to obtain approval for certain of our biodefense drug candidates. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval. These regulations are relied upon only occasionally, and both we and the government have limited experience in the application of these rules to the drug candidates that we are developing. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our drug candidates in humans. If we are not successful in completing the development and commercialization of our drug candidates, whether due to our efforts or due to concerns raised by our governmental regulators or customers, our business would be materially adversely harmed.

We will not be able to fully commercialize TPOXX®, or receive significant payments under the BARDA Contract, if our clinical trials do not demonstrate safety or our clinical trials or animal studies do not demonstrate efficacy.

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

The FDA has not approved any of our biopharmaceutical product candidates. We cannot be sure our approach to drug development will be effective or will result in the successful commercialization of any drug. We cannot predict with certainty whether any drug resulting from our research and development efforts will be commercially available within the next several years, or if they will be available at all.

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

Risks Related to Our Dependence on Third Parties

If third parties on whom we rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or fully commercialize our drug candidates and our business would suffer.

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

Risks Related to Manufacturing and Manufacturing Facilities

Problems related to large-scale commercial manufacturing could cause us to delay product launches, increase in costs or shortages of products.

Manufacturing API and finished drug products, especially in large quantities, is complex. Our drug candidates require several manufacturing steps at multiple facilities, and may involve complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Our products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, some of which all pharmaceutical companies, including SIGA, experience from time to time, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and/or cause us to fail to satisfy contractual commitments, lead to delays in our clinical trials or result in litigation or regulatory action. Such actions would hinder our ability to meet contractual obligations and could cause material adverse consequences for our business.

If third parties do not manufacture our drug candidates or products in sufficient quantities and at an acceptable cost or in compliance with regulatory or contractual requirements and specifications, the fulfillment of contractual requirements under the BARDA contract, or any other procurement contract, or the development of our drug candidates could be delayed, prevented or impaired.

We currently rely on third parties to manufacture drug candidates, including TPOXX®. Any significant delay in obtaining adequate supplies of our drug candidates could adversely affect our ability to develop drug candidates or perform commercial contracts. If our contract manufacturers are unable to generate enough materials to meet commercial obligations or satisfy clinical needs, the success of drug products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our ability to develop drug candidates and perform on commercial contracts on a timely and competitive basis. If our third party manufacturers’ production processes malfunction or contaminate our drug supplies during manufacturing, we may incur significant inventory loss that may not be covered by our contractual provisions or insurance policies.

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

As of December 31, 2017, we had federal net operating loss carryforwards, or NOLs, of $174.3 million to offset future taxable income. The remaining NOLs expire in various years between 2023 and 2034, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes a limitation on a company’s ability to use NOLs if the company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we may be required to pay more taxes than if we were able to utilize our NOLs fully. For example, as a result of a previous change in stock ownership, the annual utilization of the NOLs generated in tax years prior to 2004 are subject to limitation.

Risks Related to Our Intellectual Property

Our ability to compete may decrease if we do not adequately protect our intellectual property rights.

Our commercial success will depend in part on our ability to obtain and maintain patent protection for our proprietary technologies, drug targets and potential products and to preserve our trade secrets and trademark rights. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents worldwide has emerged to date. Accordingly, we cannot predict the type and breadth of claims allowed in patents covering our products.

SIGA exclusively owns its key patent portfolio, which relates to its leading drug candidate TPOXX® (ST-246). As of January 18, 2018, the TPOXX® patent portfolio has seven patent families consisting of 14 U.S. utility patents, 43 issued foreign patents, one PCT application, seven U.S. utility patent applications, and 62 foreign patent applications.

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

If our technologies are alleged or found to infringe the patents or proprietary rights of others, we may be sued, we may have to pay damages or be barred from pursuing a technology, or we may have to license those rights and pay royalties to or from others on unfavorable terms. If we are sued, even if we prevail, such litigation may be costly.

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

The costs to establish or defend against claims of infringement or interference with patents or other proprietary rights can be expensive and time-consuming, even if the outcome is favorable. An outcome of any patent or proprietary rights administrative proceeding or litigation that is unfavorable to us may have a material adverse effect on us. We could incur substantial costs if we are required to defend ourselves in suits brought by third parties or if we initiate such suits. We may not have sufficient funds or resources in the event of litigation. Additionally, we may not prevail in any such action and such litigation often takes years to resolve creating business uncertainty if we are not able to resolve it quickly.

Any dispute resulting from claims based on patents and proprietary rights could result in a significant reduction in the coverage of the patents or proprietary rights owned, optioned by or licensed to us and limit our ability to obtain meaningful protection for our rights. If patents are issued to third parties that contain competitive or conflicting claims, we may be legally prohibited from researching, developing or commercializing potential products or be required to obtain licenses to these patents that carry royalty payments or to develop or obtain alternative technology. We may be legally prohibited from using technology owned by others, may not be able to obtain any license to the patents or technologies of third parties on acceptable terms, if at all, or may not be able to obtain or develop alternative technologies.

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

We have incurred operating losses since our inception and may incur net losses in the future.

We incurred operating losses of approximately $18.8 million and $31.0 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, 2016 and 2015, our accumulated deficit was approximately $537.4 million, $501.1 million and $461.4 million, respectively. We expect to continue to have significant operating expenses and will need to generate significant revenues to achieve profitability.

Our ability to fund operations is substantially dependent on cash flows from the BARDA Contract. If we do not achieve positive cash flows, we cannot guarantee that we can sustain or enhance our current level of operations. We expect that cash flows will fluctuate significantly and could be delayed from one quarter to another based on several factors. If cash flows grow slower than we anticipate, or if operating expenses or other expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, and financial condition will be materially and adversely affected. Because of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the financial statement issuance date.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value and adversely affect our operating results and financial condition.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing businesses. In addition, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or consummating any such agreement. Even if we do consummate an agreement, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisitions. Acquisitions could also result in dilutive issuances of equity securities or the issuance of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

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

The level of our indebtedness under the Loan Agreement could affect us by: making it more difficult to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes; shortening the duration of available revolving credit because lenders may seek to avoid conflicting maturity dates; constraining our ability to react quickly in an unfavorable economic climate or to changes in our business or the pharmaceutical industry; or potentially requiring the dedication of substantial amounts to service the repayment of outstanding debt, including periodic interest payments, thereby reducing the amount of cash available for other purposes. In addition, the Loan Agreement contains customary covenants which could impact our ability to obtain additional financing and restrict our flexibility in carrying out our business strategy.

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

The Loan Agreement includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) the material inaccuracy of representations or warranties made thereunder, (iii) non-compliance with covenants thereunder, (iv) non-payment of amounts due under, or the acceleration of, other material indebtedness of the Company and (v)

bankruptcy or insolvency events. Such default would have a material adverse effect on our business, financial condition and results of operations. Upon the occurrence and during the continuance of an event of default under the Loan Agreement, the interest rate may increase by 2.00% per annum above the rate of interest otherwise in effect, and our Lender would be entitled to accelerate the maturity of the Company’s outstanding obligations thereunder. In addition, our indebtedness under the Loan Agreement is secured by a first priority lien on all of our existing and after-acquired property, including intellectual property. If we default on our obligations under the Loan Agreement, our Lender could foreclose on our assets.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who may cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline.

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

Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change of control of SIGA. As of the most recent available information, directors, executive officers and principal stockholders beneficially owned approximately 33% of our outstanding common stock. In addition to owning common stock of the Company, directors and executive officers have the right to acquire additional stock through the exercise or conversion of certain securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York, NY and our research and development facilities are located in Corvallis, Oregon. In January 2013, we entered into a sublease for approximately 6,676 square feet with a related party to sublet office space in a New York, NY location to serve as our corporate headquarters. The sublease commenced in April 2013 and was scheduled to expire in 2020. In July 2017, we terminated this sublease. In May 2017, we entered into a new 10-year sublease with a related party to sublet 3,200 square feet in New York, NY to serve as our new corporate headquarters.

In Corvallis, we lease approximately 9,237 square feet. Until its expiration on December 31, 2017, this facility was leased under an amended lease agreement signed in January 2007, and most recently changed through an addendum in April 2015. On November 3, 2017 we entered into a new lease for the same space which expires in December 2019. This lease has two successive renewal options; one for two years and the other for three years.

Item 3. Legal Proceedings

From time to time, we may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although such claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of such current pending matters, if any, will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management resources and other factors (see Note 12 to the consolidated financial statements).

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Since March 20, 2015, the Company's common stock has been traded on the OTC Pink Sheets. The Company's common stock traded under the symbol “SIGAQ” from March 20, 2015 until April 17, 2016, and since April 18, 2016, it has traded under the Symbol “SIGA.” From September 9, 1997 through September 2, 2009, the Company's common stock was traded on the Nasdaq Capital Market and from September 3, 2009 until March 19, 2015 it was traded on the Nasdaq Global Market under the symbol “SIGA.” Prior to September 9, 1997 there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on the OTC Pink Sheets:

2017	High	Low
First Quarter	$3.40	$2.80
Second Quarter	3.88	3.00
Third Quarter	3.39	2.85
Fourth Quarter	5.24	3.14

2016	High	Low
First Quarter	$0.88	$0.35
Second Quarter	1.20	0.35
Third Quarter	3.12	0.97
Fourth Quarter	3.35	1.90

As of February 15, 2018, the closing sale price of our common stock was $5.94 per share. There were 34 holders of record as of February 15, 2018. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We currently intend to retain any future cash flow in excess of our operating costs to finance the growth and development of our business. Dividend payments are not permitted under the Loan Agreement.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2017, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2012 in each of (i) our common stock; (ii) the Nasdaq National Market-US; and (iii) the Nasdaq Pharmaceutical Index.

	2012	2013	2014	2015	2016	2017
SIGA Technologies, Inc.	$100	$125	$55	$16	$110	$185
NASDAQ Composite Index	$100	$138	$157	$166	$178	$229
NASDAQ Biotech Composite Index	$100	$166	$222	$247	$194	$235

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The selected consolidated financial operating data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial operating data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from applicable audited consolidated financial statements not included in this Annual Report on Form 10-K. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Revenues	$12,269	$14,988	$8,176	$3,140	$5,519
Selling, general and administrative	12,303	13,714	10,582	12,647	13,119
Research and development	16,680	19,711	13,131	10,707	13,785
Patent expenses	910	909	1,009	988	1,421
Litigation expense	—	—	14,407	188,465	197
Lease termination	1,225	—	—	—	—
Interest on PharmAthene liability	—	11,669	—	—	513
Loss from operations	(18,849)	(31,015)	(30,953)	(209,667)	(23,516)
(Increase) decrease in fair value of common stock warrants	(4,739)	(895)	—	313	(74)
Interest expense	(14,758)	(2,395)	(267)	(456)	(1,207)
Backstop fee	—	(1,764)	—	—	—
Other income, net	17	102	42	1	1
Reorganization items, net	—	(3,717)	(7,811)	(2,127)	—
Loss before income taxes	(38,329)	(39,684)	(38,989)	(211,935)	(24,796)
Benefit from (provision for) income taxes	2,094	(14)	(462)	(53,528)	7,618
Net loss	$(36,235)	$(39,698)	$(39,451)	$(265,463)	$(17,177)
Basic and diluted earnings (loss) per common share	$(0.46)	$(0.69)	$(0.73)	$(4.97)	$(0.33)
Weighted average common shares outstanding: basic and diluted	78,874,494	57,188,503	53,777,687	53,419,686	52,368,842
Cash and cash equivalents and short-term investments	$19,858	$28,702	$112,711	$99,714	$91,310
Total assets	144,670	160,982	185,733	160,729	193,824
Long-term obligations	71,891	66,801	332	405	2,438
Stockholders’ (deficiency) equity	(323,138)	(287,418)	(284,429)	(246,502)	16,975
Net cash (used in) provided by operating activities	$(8,158)	$(115,591)	$11,109	$14,177	$58,437

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

Overview

We are a commercial-stage pharmaceutical company focused on the health security market. Health security comprises countermeasures for biological, chemical, radiological and nuclear attacks (biodefense market), vaccines and therapies for emerging infectious diseases, and health preparedness. Our lead product is TPOXX®, an orally administered antiviral drug for the treatment of human smallpox disease caused by variola virus.

A new drug application (“NDA”) for TPOXX® was submitted by the Company to the United States Food & Drug Administration (“FDA”) in December 2017. In February 2018, the Company received notice that the FDA granted priority review of the NDA and that the FDA's target final action date is August 8, 2018. While TPOXX® is not yet approved as safe or effective by the FDA, it is a novel small-molecule drug that is being delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”) under the Project BioShield Act of 2004 (“Project BioShield”).

Lead Product-TPOXX®

On May 13, 2011, the Company signed a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver two million courses of TPOXX® to the Strategic Stockpile. The contract with BARDA (as amended, modified, or supplemented from time to time, the “BARDA Contract”) includes a base contract (“Base Contract”) as well as options. The Base Contract contemplates approximately $472.3 million of payments, of which $409.8 million is consideration for the manufacture and delivery of 1.7 million courses of TPOXX® and $62.5 million is available for certain reimbursements in connection with development and supportive activities.

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of TPOXX®. Additionally, the Company has agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA. A total of 2.0 million courses of TPOXX® is required to be delivered to the Strategic Stockpile in order for the Company to be eligible to receive a $40.9 million hold back payment.

In addition to the Base Contract, the BARDA Contract also contains various remaining options that, if exercised by BARDA: would result in a $50.0 million payment to us in the event of FDA approval for extension to 84-month expiry for TPOXX® (from 38-month expiry as required in the Base Contract); up to $58.3 million of funding for development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX®; and/or $14.4 million of funding for production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA may choose in its sole discretion not to exercise any or all of the unexercised options. BARDA has indicated that it will evaluate, after the FDA's review and evaluation of stability data, our request that BARDA exercise the option for the $50.0 million payment to us in the event of FDA approval of 84-month expiry for TPOXX®.

The BARDA Contract expires in September 2020.

For courses of TPOXX® that are physically delivered to the Strategic Stockpile, we have replacement obligations, at no cost to BARDA, in the event that the final version of TPOXX® approved by the FDA is different from any courses of TPOXX® that has been delivered to the Strategic Stockpile or if TPOXX® does not meet any specific label claims, fails release testing or does not meet the 38-month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX® is recalled or deemed to be recalled for any reason.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We are not entitled to receive additional procurement-related payments under the current BARDA Contract (Note 3 to the consolidated financial statements) if and until FDA approval of TPOXX® has been achieved and there is no difference between the approved product and courses of TPOXX® that have been delivered to the Strategic Stockpile. Upon meeting the aforementioned requirements, a determination of which is expected in the third quarter of 2018, we will be entitled to a $41 million hold back payment under the BARDA Contract.

In the event that we do not receive a substantial portion of the hold back payment, or other substantial cash inflows, by October of 2018, then, based on currently forecasted operating costs, we will require additional sources of funding to continue operations and prevent an event of default under the Term Loan Agreement (Note 7 to the consolidated financial statements). In this case, we would seek to increase cash liquidity by: raising proceeds through a financing, entering into a new contract for TPOXX® or any other product, a sale of assets, or modification of the existing BARDA Contract; significantly reducing operating expenses; or modifying the terms of the Term Loan Agreement. There can be no assurance that TPOXX® will receive FDA approval on a timely basis, if at all, or that there will be no difference between the approved product and courses of TPOXX® that have been delivered to the Strategic Stockpile. Furthermore, there can be no assurance that we would be able to increase cash liquidity, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets, the modification of the existing BARDA Contract, or a significant reduction of operating expenses or operations, or that the lenders would agree to modify the Term Loan Agreement, if needed. Because of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the financial statement issuance date.

Closing of Chapter 11 Case

On April 12, 2016, we emerged from chapter 11 of the Bankruptcy Code when our plan of reorganization (the “Plan”) became effective, and on December 22, 2016 our chapter 11 case was closed by the Bankruptcy Court. Under the Plan, we fully paid all of our claims. We did not apply the provisions of fresh start accounting as ownership of existing shares of our common stock remained unaltered by the Plan.

Prior to April 12, 2016, the effective date of the Plan, we were operating our business as a “debtor-in-possession.” We had filed on September 16, 2014 a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The chapter 11 case preserved our ability to satisfy our commitments under the BARDA Contract (Note 3 to the consolidated financial statements) and preserved our operations, which likely would have been jeopardized by the enforcement of a judgment stemming from our litigation with PharmAthene, Inc. (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, we pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

PharmAthene Litigation

On November 16, 2016, we satisfied the Outstanding Judgment (as defined in Note 12 to the consolidated financial statements) owed to PharmAthene in connection with our litigation with PharmAthene. In total, PharmAthene was paid $217.0 million in connection with the Outstanding Judgment. See Note 12 to the consolidated financial statements for additional details related to this litigation.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include revenue recognition, the valuation of warrants granted or issued by us, and income taxes (including realization of deferred tax assets).

Revenue Recognition
Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, title and risk of loss have been transferred to the customer and there are no further contractual obligations.

Certain arrangements may provide for multiple deliverables, in which there may be a combination of: up-front licenses; research, development, regulatory or other services; and delivery of product. Multiple deliverable arrangements can be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the delivered item(s) have value to the customer on a standalone basis and (ii) in circumstances in which an arrangement includes a general right of return with respect to delivered items, then performance of the remaining deliverables must be considered probable and substantially in our control. If multiple deliverables cannot be divided into separate units of accounting then the deliverables must be combined into a single unit of accounting.

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

Income Taxes
Our income tax expense and, deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. We are subject to US federal income tax and state income tax in numerous jurisdictions. Significant judgments and estimates are required in the determination of our income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Each reporting period, we assess the realizability of our deferred tax assets to determine if the deductible temporary differences will be utilized on a more-likely-than-not basis. In making this determination, we assess all available positive and negative evidence to determine if our existing deferred tax assets are realizable on a more-likely-than-not basis. Significant weight is given to positive and negative evidence that is objectively verifiable. We consider the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The realization of a deferred tax asset is ultimately dependent on our generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences. Based on the weight of available evidence including three-year cumulative pre-tax losses, the Company continues to maintain a valuation allowance against its net deferred tax assets, with the exception of minimum tax credit carry forwards as we believe these are realizable on a more likely-than-not basis because they have been made refundable due to the Tax Cuts and Jobs Act.

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

Income tax benefits are recognized for a tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. As of December 31, 2017 and 2016, we have no uncertain tax positions. In the event that we conclude that it is subject to interest and/or penalties arising from uncertain tax positions, we will present interest and penalties as a component of income taxes.

Warrant Liability
We account for warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments with certain cash settlement features be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Fair value is estimated using a model-derived valuation. Determining the fair value for warrants includes the expected volatility of our stock. Any changes in the fair value of the warrants are reported in earnings or loss as long as they are classified as assets or liabilities.

Recently Issued Accounting Pronouncements

For discussion regarding the impact of accounting standards that were recently issued but are not yet effective, on our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations for the Years ended December 31, 2017, 2016, and 2015

Revenues from research and development contracts and grants for the years ended December 31, 2017 and 2016, were $12.3 million and $15.0 million respectively. The decrease in revenue of $2.7 million, or 18.1%, primarily relates to a decrease in revenues from our federal contracts supporting the development of TPOXX®. Revenues from federal contracts supporting the development of TPOXX® have decreased because active studies involving TPOXX® have decreased in number and scale in comparison to prior year activity.

Revenues from research and development contracts and grants for the years ended December 31, 2016 and 2015, were $15.0 million and $8.2 million, respectively. The increase in revenue of $6.8 million, or 83%, reflected a $7.6 million increase in revenues from our federal contracts supporting the development of TPOXX®, partially offset by a $744,000 decrease in revenues from our grant revenues supporting research related to dengue fever. Revenues from federal contracts supporting the development of TPOXX® increased because active studies involving TPOXX® increased in number and scale in comparison to prior year activity.

Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2017 and 2016 were $12.3 million and $13.7 million, respectively, reflecting a decrease of $1.4 million, or (10.3)%. The decrease is primarily attributable to a $1.9 million decrease in professional service fees, partially offset by a $0.9 million increase in employee compensation expense. The decrease in professional service fees is primarily due to the final resolution of the PharmAthene litigation and related strategic initiatives, which has resulted in a decrease in legal fees. The net increase in employee compensation expense reflects an increase in senior management headcount, partially offset by a reduction in annual bonus expense in 2017(one-time bonuses were paid in 2016 in connection with the satisfaction of the PharmAthene liability).

SG&A for the years ended December 31, 2016 and 2015 were $13.7 million and $10.6 million, respectively, reflecting an increase of $3.1 million, or 29.6%. The increase was primarily attributable to: a $2.2 million increase in annual bonus expense related to operating performance and performance in connection with strategic initiatives related to satisfaction of the PharmAthene liability; an increase of $1.2 million in professional service fees in connection with strategic initiatives related to satisfaction of the PharmAthene liability; and $684,000 of primarily professional service fees incurred post Effective Date of the Plan and in connection with the chapter 11 case and implementation of the reorganization plan. These factors were partially offset by a decrease in professional service fees in connection with PharmAthene litigation and a decrease of approximately $600,000 in stock-based compensation expense.

Research and development (“R&D”) expenses were $16.7 million for the year ended December 31, 2017, a decrease of approximately $3.0 million, or (15.4)% from the $19.7 million incurred during the year ended December 31, 2016. The decrease is primarily attributable to a decrease of $2.9 million in direct vendor-related expenses supporting the development of TPOXX® (number and scale of active studies decreased) and a $0.6 million decrease in bonus expense (one-time bonuses were paid in 2016 for the satisfaction of the PharmAthene liability). These decreases were partially offset by a $536,000 net expense related to an inventory write-down. The $536,000 expense relates to a $686,000 inventory write-down, partially offset by contractual Contract Manufacturing Organizations (“CMO”) credits received in connection with the inventory write-down.

R&D expenses were $19.7 million for the year ended December 31, 2016, an increase of approximately $6.6 million, or 50% from the $13.1 million incurred during the year ended December 31, 2015. The increase is primarily attributable to: an increase of $6.8 million in direct vendor-related expenses supporting the development of TPOXX® (number and scale of active studies increased); and a $1.0 million increase in bonus expense related to operating performance and performance in connection with strategic initiatives related to satisfaction of the PharmAthene liability. These factors were partially offset by a $577,000 decrease in direct vendor-related expenses supporting the development and research of dengue fever; no leasehold write-offs in 2016 whereas there was a $244,000 write-off in 2015; and a decrease of $210,000 in stock-based compensation expense.

Patent expenses for the years ended December 31, 2017, 2016 and 2015 were $910,000, $909,000, and $1.0 million, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Lease termination expense for the year ended December 31, 2017 was approximately $1.2 million. This expense relates to the Old HQ Sublease Termination Agreement. See Note 13 to the consolidated financial statements for additional information.

For the year ended December 31, 2016, we recorded approximately $11.7 million of interest expense on the

PharmAthene liability. This amount represents interest expense related to the post-judgment interest on the Delaware Court of Chancery Final Order and Judgment. On November 16, 2016, we fully satisfied the PharmAthene liability, and thus there was no interest expense on the PharmAthene liability for the year ended December 31, 2017.

Interest expense for the year ended December 31, 2017 was $14.8 million, an increase of approximately 12.4 million from the $2.4 million incurred during the year ended December 31, 2016. The increase is primarily attributable to a full 12 months of interest accrued on the Term Loan in 2017; in comparison, less than two months of interest accrued in 2016. The $14.8 million of interest for the year ended December 31, 2017 includes: $10.3 million of cash payments from restricted cash and $4.5 million of accretion of unamortized costs and fees related to the Term Loan balance. The $2.4 million of interest for the year ended December 31, 2016 included $1.3 million of cash payments from restricted cash and $1.1 million of accretion of unamortized costs and fees related to the Term Loan balance. Interest expense for the year ended December 31, 2015 of $267,000 primarily reflected fees incurred in connection with the termination of the General Electric Corporation term loan in January 2015.

Changes in the fair value of liability classified warrants to acquire common stock were recorded within the income statement. For the years ended December 31, 2017 and 2016, we recorded a loss of approximately $4.7 million and $895,000, respectively, reflecting an increase in fair value of liability classified warrants.

For the year-ended December 31, 2016, we incurred a non-cash backstop fee of approximately $1.8 million in connection with a rights offering and pursuant to a backstop agreement with an affiliate of MacAndrews & Forbes Inc. and other backstop parties.

Reorganization expenses in connection with the chapter 11 filing for the years ended December 31, 2016 and 2015 were approximately $3.7 million and $7.8 million, respectively. Reorganization expenses for the year-ended December 31, 2016 represents expenses incurred up to the Effective Date of the Plan.

For the year ended December 31, 2017, we incurred a tax benefit of approximately $2.1 million on pre-tax losses of $38.3 million. Our effective tax rate for the year ended December 31, 2017 was 5.5%.

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under FASB Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; (6) limitation on the deductibility of executive compensation under Internal Revenue Code §162(m); and (7) new tax rules related to foreign operations.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period which includes the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

In connection with the initial analysis of the impact of the TCJA, we recorded a provisional decrease in our deferred tax assets and liabilities with a corresponding adjustment to the related valuation allowance. In addition, the Company recorded an income tax benefit of $2.1 million primarily related to our Minimum Tax Credit carryforwards as such amounts will be refundable, in cash, under TCJA. As of December 31, 2017, the Company has approximately $2.7 million of minimum tax credits which are expected to be refunded no later than 2021. While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, such estimate is subject to further analysis, interpretation and clarification of the TCJA, which could result in changes to this estimate during 2018.

For the year ended 2016, we incurred a tax provision of $13,884 on pre-tax net losses of $39.7 million. Our effective tax rate for the year ended December 31, 2016 was 0.03%. Our effective tax rate was impacted by recurring items such as current operating losses with no tax benefit, federal alternative minimum tax, state taxes, and the change in the valuation allowance for deferred tax liabilities associated with indefinite-lived intangible assets. Such deferred tax liabilities generally cannot be used as a source of taxable income to realize deferred tax assets with a definitive loss carryforward period.

Liquidity and Capital Resources

As of December 31, 2017, we had $19.9 million in cash and cash equivalents compared with $28.7 million at December 31, 2016. Additionally, as of December 31, 2017, we had $17.2 million of restricted cash compared with $27.5 million at December 31, 2016. The restricted cash is utilized to pay interest on the Term Loan as it becomes due and $5.0 million of the restricted cash may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions. See Note 7 to the consolidated financial statements for additional information.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We are not entitled to receive additional procurement-related payments under the current BARDA Contract (Note 3 to the consolidated financial statements) if and until FDA approval of the oral formulation of TPOXX® has been achieved and there is no difference between the approved product and courses of TPOXX® that have been delivered to the Strategic Stockpile. Upon meeting the aforementioned requirements, a determination of which is currently expected in the third quarter of 2018, we will be entitled to a $41 million hold back payment under the BARDA Contract.

Operating Activities
We prepare our consolidated statement of cash flows using the indirect method. Under this method, we reconcile net loss to cash flows from operating activities by adjusting net loss for those items that impact net loss but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to interest paid with restricted cash, stock-based compensation and changes in the fair value of our warrant liability; gains and losses from various transactions and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

Net cash used in operating activities for the years ended December 31, 2017 and 2016 was $8.2 million and $115.6 million, respectively.

For the year ended December 31, 2017, cash usage was primarily due to: $16.5 million of cash operating expenses (net loss adjusted for non-cash items noted in the cash flow statement such as interest expense and change in fair value of warrants) and $4.9 million of payments to CMOs for the manufacture and related support of TPOXX®, partially offset by $8.5 million of cash received from BARDA for product deliveries of TPOXX® as well as reimbursement payments under the BARDA contract of certain vendor costs that were paid in the prior year.

For the year ended December 31, 2016, cash usage was primarily attributable to $170 million of payments made to PharmAthene by the Company, which in combination with a $46.9 million payment made directly to PharmAthene by the Lender under the Term Loan, fully satisfied the PharmAthene claim (the $46.9 million payment by the Lender is not part of operating activities within the cash flow statement). Cash usage was also due to: operating expenses; costs attendant to the administration of the chapter 11 case; pre-petition claim payments (other than the PharmAthene claim); $31.4 million of payments to CMOs for the manufacture and related support of TPOXX®. These amounts were partially offset by $111.2 million of cash received from BARDA for product deliveries of TPOXX® and achieving a milestone under the BARDA contract.

On December 31, 2017 and 2016, our accounts receivable balance was approximately $1.8 million and $3.2 million, respectively. Our accounts receivable balances primarily reflect reimbursable work performed during December 31, 2017 and 2016 in connection with TPOXX®.

Our accounts payable, accrued expenses and other current liabilities balances were $6.8 million and $7.1 million on December 31, 2017 and 2016, respectively.

Investing Activities
Net cash (used in) provided by investing activities for the years ended December 31, 2017 and 2016 was $(0.1) million and $1.2 million, respectively.

For the year ended December 31, 2017 we purchased $100,000 of equipment in the ordinary course of business.

For the year ended December 31, 2016, we received $1.2 million in connection with the return of collateral supporting a surety bond that had been posted in 2012 in connection with the PharmAthene litigation.

Financing Activities
Net cash used in financing activities for the year ended December 31, 2017 was $0.6 million, whereas $30.4 million of cash was provided by financing activities for the year ended December 31, 2016.

For the year ended December 31, 2017, cash was used to repurchase $591,000 of common stock to meet minimum statutory tax withholding requirements for shares issued to employees in connection with the release of restricted stock units and the exercise of stock appreciation rights and options. Additionally, we bought back $84,000 of options at intrinsic value, and we received $89,000 in connection with the exercise of options.

On November 16, 2016, the Term Loan was funded and a rights offering was completed. The Rights Offering provided net proceeds of approximately $34.6 million through the sale of 23.5 million shares of common stock. In connection with the Term Loan, we paid $3.8 million of costs. Separately, during 2016, we repurchased $428,009 of common stock to meet minimum statutory tax withholding requirements for restricted shares issued to employees.

The Term Loan provided $46.9 million ($50 million, less fees and expenses of $3.1 million) that was paid directly by the Lender to PharmAthene as part of the full satisfaction of the PharmAthene claim. The Term Loan placed an additional $30 million in a reserve account to be utilized primarily to pay interest on the Term Loan (such amount being recorded as restricted cash).

Contractual Obligations, Commercial Commitments and Purchase Obligations

Future contractual obligations and commercial commitments as of December 31, 2017 are expected to be as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years
Operating lease obligations (1)	$2,233,090	$571,705	$943,496	$717,889
Term loan obligations at maturity	84,000,000	—	84,000,000	—
Interest payment obligations on the Term Loan (2)	30,813,895	10,701,305	20,112,590	—
Purchase obligations (3)	3,098,877	2,888,177	210,700	—
Payments under Lease Termination Agreement	886,180	318,123	568,057	—
Total contractual obligations	$121,032,042	$14,479,310	$105,834,843	$717,889

(1)
Includes facilities and office space under two operating leases expiring in 2019 and 2027, respectively. These obligations assume non-termination of agreements and represent expected payments, which are subject to change.

(2)	Includes amounts to be paid with restricted cash. Assumes interest rate of 13.2% throughout the duration of the Term Loan.

(3)	Includes purchase orders for manufacturing and R&D activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are also subject to the risk of rising LIBOR rates; whenever the minimum rate among one-month, two-month, three-month and six-month LIBOR rates (“minimum LIBOR rate”) is above 1%, then the interest rate charged on the Term Loan could increase materially depending on the magnitude of any increase in LIBOR rates. For every increase of 0.50% in the minimum LIBOR rate (e.g. an increase from a LIBOR rate of 1.25% to 1.75%), annual interest payments on the Term Loan would increase by $405,556. Furthermore, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability classified warrant in which 2.7 million shares of SIGA common stock can be purchased at a strike price of $1.50. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability classified warrant will increase by approximately $2.7 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SIGA Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SIGA Technologies, Inc. and its subsidiary as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 , based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has cash outflows for operating activities and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
March 6, 2018

We have served as the Company’s auditor since 1997.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$19,857,833	$28,701,824
Restricted cash, short-term	10,701,305	10,138,890
Accounts receivable	1,802,107	3,154,370
Inventory	2,983,249	26,209,964
Prepaid expenses and other current assets	2,019,999	954,426
Total current assets	37,364,493	69,159,474

Property, plant and equipment, net	138,640	299,477
Restricted cash, long-term	6,542,448	17,333,332
Deferred costs	96,592,334	72,649,277
Deferred tax asset, net	2,431,963	—
Goodwill	898,334	898,334
Other assets	702,167	642,083
Total assets	$144,670,379	$160,981,977
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$1,328,867	$2,517,072
Accrued expenses and other current liabilities	5,481,579	4,584,752
Total current liabilities	6,810,446	7,101,824
Deferred revenue	377,641,485	367,483,905
Warrant liability	11,466,162	6,727,409
Deferred income tax liability, net	—	286,066
Other liabilities	840,253	247,989
Long-term debt	71,050,324	66,553,053
Total liabilities	467,808,670	448,400,246
Commitments and Contingencies
Stockholders’ deficiency
Common stock ($.0001 par value, 600,000,000 shares authorized, 79,039,000 and 78,692,612 issued and outstanding at December 31, 2017, and December 31, 2016, respectively)	7,904	7,869
Additional paid-in capital	214,229,581	213,714,154
Accumulated deficit	(537,375,776)	(501,140,292)
Total stockholders’ deficiency	(323,138,291)	(287,418,269)
Total liabilities and stockholders’ deficiency	$144,670,379	$160,981,977

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31

	2017	2016	2015
Revenues
Research and development	$12,268,960	$14,987,628	$8,175,878

Operating expenses
Selling, general and administrative	12,303,050	13,713,635	10,582,068
Research and development	16,679,712	19,710,673	13,130,529
Patent expenses	909,946	909,376	1,009,053
Litigation expense	—	—	14,407,494
Lease termination	1,225,421	—	—
Interest on PharmAthene liability	—	11,668,900	—
Total operating expenses	31,118,129	46,002,584	39,129,144
Operating loss	(18,849,169)	(31,014,956)	(30,953,266)
Interest expense	(14,758,140)	(2,395,517)	(266,726)
Loss from increase in fair value of warrant liability	(4,738,753)	(894,785)	—
Backstop fee	—	(1,764,240)	—
Other income, net	16,788	102,324	42,202
Reorganization items, net	—	(3,716,902)	(7,811,551)
Loss before income taxes	(38,329,274)	(39,684,076)	(38,989,341)
Benefit/(Provision) for income taxes	2,093,790	(13,884)	(461,983)
Net and comprehensive loss	$(36,235,484)	$(39,697,960)	$(39,451,324)
Loss per common share: basic and diluted	$(0.46)	$(0.69)	$(0.73)
Weighted average common shares outstanding: basic and diluted	78,874,494	57,188,503	53,777,687

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the Years Ended December 31, 2017, 2016 and 2015

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficiency
Balances, December 31, 2014	53,504,296	$5,351	$175,483,180	$(421,991,008)	$—	$(246,502,477)
Net loss				(39,451,324)		(39,451,324)
Issuance of common stock upon exercise of stock options and warrants	610,000	60	12,140			12,200
Stock-based compensation			1,528,582			1,528,582
Change in excess tax benefit stock-based compensation, value			(15,531)			(15,531)
Balances, December 31, 2015	54,114,296	$5,411	$177,008,371	$(461,442,332)	$—	$(284,428,550)
Net loss				(39,697,960)		(39,697,960)
Issuance of common stock upon exercise of RSU's	483,335	48	(48)			—
Stock-based compensation			775,541			775,541
Payment of common stock tendered for employee stock-based compensation tax obligations	(136,744)	(13)	(427,996)			(428,009)
Issuance of common stock associated with rights offering	23,523,195	2,352	34,594,117			34,596,469
Issuance of common stock associated with backstop agreement	708,530	71	1,764,169			1,764,240
Balances, December 31, 2016	78,692,612	$7,869	$213,714,154	$(501,140,292)	$—	$(287,418,269)
Net loss				(36,235,484)		(36,235,484)
Issuance of common stock upon exercise of stock options	33,870	3	89,495			89,498
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	466,328	47	(47)			—
Payment of common stock tendered for employee stock-based compensation tax obligations	(153,810)	(15)	(591,052)			(591,067)
Stock-based compensation	—	—	1,101,031			1,101,031
Buy-back of stock options	—	—	(84,000)			(84,000)
Balances, December 31, 2017	79,039,000	$7,904	$214,229,581	$(537,375,776)	$—	$(323,138,291)

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2017	2016	2015
Cash flows from operating activities:
Net loss	$(36,235,484)	$(39,697,960)	$(39,451,324)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and other amortization	132,189	174,275	247,357
Loss on change in fair value of warrant liability	4,738,753	894,785	—
Lease termination	1,225,421	—	—
Stock-based compensation	1,101,031	775,541	1,574,038
Deferred income taxes (benefit)/provision	(2,718,029)	20,423	21,103
Write down of inventory, net	536,000	—	—
Non-cash backstop fee	—	1,764,240	—
Loss on disposal of assets	—	—	243,707
Non-cash interest expense	4,497,271	566,779	10,052
Interest expense on term loan-paid with restricted cash	10,228,469	1,222,222	—
Changes in assets and liabilities:
Accounts receivable	1,352,263	522,360	(3,185,098)
Inventory	22,690,715	(13,762,876)	6,597,389
Deferred costs	(23,943,057)	(19,712,849)	(20,075,554)
Prepaid expenses and other current assets	(1,065,573)	(330,443)	229,266
Other assets	(60,084)	80,928	—
Accounts payable, accrued expenses and other current liabilities	(1,847,427)	(177,342)	1,862,779
Liabilities subject to compromise	—	(160,072,170)	(192,067,797)
Deferred revenue	11,412,898	112,225,534	255,176,572
Other liabilities	(203,654)	(84,228)	(73,107)
Net cash (used in) provided by operating activities	(8,158,298)	(115,590,781)	11,109,383
Cash flows from investing activities:
Capital expenditures	(100,124)	(23,927)	(108,953)
Return of collateral for surety bond	—	1,212,591	—
Restricted cash	—	—	4,000,000
Net cash (used in) provided by investing activities	(100,124)	1,188,664	3,891,047
Cash flows from financing activities:
Net proceeds from exercise of warrants and options	89,498	—	12,200
Net proceeds from equity rights offering-net of offering costs	—	34,596,468	—
Buy-back of stock options	(84,000)	—	—
Payment of employee tax obligations for common stock tendered	(591,067)	(428,009)	—
Debt issuance costs	—	(3,775,546)	—
Repayment of long-term debt	—	—	(2,000,000)
Excess tax benefit from stock-based compensation	—	—	(15,531)
Net cash (used in) provided by financing activities	(585,569)	30,392,913	(2,003,331)
Net decrease/increase in cash and cash equivalents	(8,843,991)	(84,009,204)	12,997,099
Cash and cash equivalents at beginning of period	28,701,824	112,711,028	99,713,929
Cash and cash equivalents at end of period	$19,857,833	$28,701,824	$112,711,028
Supplemental disclosure of cash flows information:
Portion of Term Loan paid directly to PharmAthene by the Lender in satisfaction of the PharmAthene claim; such liability is part of the Liabilities Subject to Compromise line item	$—	46,900,000	$—
Cash interest paid on PharmAthene liability	$—	11,668,900	$—
Cash interest paid on Term Loan from restricted cash	$10,288,469	$1,222,222	$—
Cash income taxes paid (refund)	$325,000	$500,975	$(420,029)
Fair value of warrant, at issuance date, in connection with loan agreement and recorded as warrant liability	$—	$5,832,624	$—
The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business
SIGA Technologies, Inc. (“SIGA” or the “Company”) is a commercial-stage pharmaceutical company focused on the health security market. Health security comprises countermeasures for biological, chemical, radiological and nuclear attacks (biodefense market), vaccines and therapies for emerging infectious diseases, and health preparedness. Our lead product is TPOXX®, an orally administered antiviral drug for the treatment of human smallpox disease caused by variola virus.

In December of 2017, the Company submitted a New Drug Application (“NDA”) to the U.S Food and Drug Administration (“FDA”) for TPOXX®. In February 2018, the Company received notice that the FDA granted priority review of the NDA and that the FDA's target final action date is August 8, 2018.

Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is not entitled to receive additional procurement-related payments under the current BARDA Contract (Note 3) if and until FDA approval of TPOXX® has been achieved, and there is no difference between the approved product and courses of TPOXX® that have been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”). Upon meeting the aforementioned requirements, a determination of which is currently expected in the third quarter of 2018, the Company will be entitled to a $41 million hold back payment under the BARDA Contract.

In the event that the Company does not receive a substantial portion of the hold back payment, or other substantial cash inflows, by October of 2018, then, based on currently forecasted operating costs, the Company will require additional sources of funding to continue operations and prevent an event of default under the term loan (Note 7). In this case, the Company would seek to increase cash liquidity by: raising proceeds through a financing, entering into a new contract for TPOXX® or any other product, a sale of assets, or the modification of the existing BARDA Contract; significantly reducing its operating expenses; or modifying the terms of the Term Loan Agreement. There can be no assurance that TPOXX® will receive FDA approval on a timely basis, if at all, or that there will be no difference between the approved product and courses of TPOXX® that have been delivered to the Strategic Stockpile. Furthermore, there can be no assurance that the Company would be able to increase cash liquidity, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets, the modification of the existing BARDA Contract, or a significant reduction of its operating expenses or operations, or that the lenders would agree to modify the Term Loan Agreement, if needed. Because of these conditions, substantial doubt exists about the Company's ability to continue as a going concern for one year from the financial statement issuance date.

Closing of Chapter 11
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

Prior to April, 12 2016, the effective date of the Plan, the Company was operating its business as a “debtor-in-possession.” The Company had filed on September 16, 2014, a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The chapter 11 case preserved the Company's ability to satisfy its commitments under the BARDA Contract (as defined in Note 3) and preserved its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the Company's litigation with PharmAthene, Inc. (“PharmAthene”) (see “PharmAthene Litigation” below). While operating as a debtor-in-possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

PharmAthene Litigation
On November 16, 2016, the Company satisfied the Judgment (as defined in Note 12) owed to PharmAthene in connection with the Company's litigation with PharmAthene. In total, PharmAthene was paid $217.0 million in connection with the Judgment. See Note 12 for additional details related to this litigation.

2. Summary of Significant Accounting Policies

Use of Estimates
The consolidated financial statements and related disclosures are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the periods reported. The most significant estimates include the variables used in the calculation of fair value of stock-based awards and warrants granted or issued by the Company; reported amounts of revenue; and the realization of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

Restricted Cash and Cash Equivalents
A portion of the Company’s cash received under the Loan Agreement is restricted. In accordance with the Loan Agreement, cash placed in the reserve account is restricted. Except for $5 million, cash in the reserve account can only be utilized to pay interest on the Term Loan. The aforementioned $5 million in the reserve account can be withdrawn after June 30, 2018 upon the satisfaction of certain conditions. As of December 31, 2017, the restricted cash balance was $17.2 million of which $10.7 million is designated as a current asset and the remainder is designated as non-current. See Note 7 for additional information.

Concentration of Credit Risk
The Company has cash in bank accounts that exceed the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on its cash accounts and no allowance has been provided for potential credit losses because management believes that any such losses would be minimal, if any.

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2017 and 2016, 100% of accounts receivables represented receivables from Biomedical Advanced Research and Development Authority (“BARDA”) and National Institutes of Health (“NIH”). An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2017 and 2016, the Company had no allowance for doubtful accounts.

Inventory
Inventory is stated at the lower of cost or net realizable value. The Company capitalizes inventory costs associated with the Company’s products when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment periodically to identify inventory that may expire prior to expected sale or has a cost basis in excess of its net realizable value. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to write down such unmarketable inventory to its net realizable value. As of December 31, 2017, inventory is expected to have a shelf life in excess of five years and is expected to be available for delivery under any new procurement contracts.

Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line method over the estimated useful lives of the various asset classes. The estimated useful lives are as follows: five years for laboratory equipment; three years for computer equipment; and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. Maintenance, repairs and minor replacements are charged to expense as incurred.

Warrant Liability
The Company accounts for warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments with certain cash settlement features be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Fair value is estimated using model-derived valuations. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities.

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

Direct costs incurred by the Company and associated with the deferral of revenue for a unit of accounting are also deferred and are recognized as expenses in the same period that the related deferred revenue is recognized as revenue.

Subject to the above, payments for development activities are recognized as revenue when earned, over the period of effort. Funding for the acquisition of capital assets under cost-plus-fee contracts or grants is evaluated for appropriate recognition as a reduction to the cost of the asset, a financing arrangement, or revenue based on the specific terms of the related grant or contract.

For the years ended December 31, 2017, 2016, and 2015, revenues from BARDA and NIH were 100% of total revenues recognized by the Company.

Research and Development
Research and development expenses include costs directly and indirectly attributable to the conduct of research and development programs, and performance pursuant to the BARDA Contract, including employee related costs, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors, including services related to the Company’s clinical trials and facility costs, such as rent, utilities, and general support services. All costs associated with research and development are expensed as incurred. Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred.

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

Share-based Compensation
Stock-based compensation expense for all share-based payment awards made to employees and directors is determined on the grant date; for options awards, fair value was estimated using the Black-Scholes model and for stock-settled stock appreciation rights (“SSARs”), fair value was estimated using the Monte Carlo method. The value of the portion of the award that is ultimately expected to vest is recorded as expense over the requisite service periods in the Company’s consolidated statement of operations.

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

The Company incurred losses for the years ended December 31, 2017, 2016 and 2015. For all periods presented, all equity instruments are excluded from the calculation of diluted earnings (loss) per share as the effect of such shares is anti-dilutive. The weighted average number of equity instruments excluded consist of:

	Year Ended December 31,
	2017	2016	2015
Stock Options	1,386,176	1,789,751	2,047,083
Stock-Settled Stock Appreciation Rights (“SSAR”)	333,252	360,031	368,331
Restricted Stock Units	1,396,730	705,850	700,265
Warrants	2,690,950	877,303	82,192

As discussed in Note 10, the appreciation of each SSAR was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of common stock warrants on a recurring basis and classify such liability-classified warrants in Level 3. As described in Note 8, the fair value of the liability-classified warrant was $11.5 million at December 31, 2017.

At December 31, 2017, the fair value of the debt was $74.1 million and the carrying value of the debt was $71.0 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using Level 3 inputs.  The discount rate was determined using market participant assumptions.

There were no transfers between levels of the fair value hierarchy during 2017. In addition, there were no Level 1 or Level 2 financial instruments as of December 31, 2017 and 2016.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability classified warrant
Warrant liability at December 31, 2016	$6,727,409
Increase in fair value of warrant liability	4,738,753
Warrant liability at December 31, 2017	$11,466,162

Loss Contingencies
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

Segment Information
The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the chief executive officer, who is the Chief Operating Decision Maker. The Company does not operate separate lines of business or separate business entities with respect to any of its product candidates. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and has only one reportable segment.

Revision
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2017, the Company identified that its warrant liability was incorrectly classified as a current liability on the December 31, 2016 balance sheet.   The 2016 balance sheet has been revised to properly classify the warrant liability as a long-term liability.   This revision does not impact the consolidated statement of operations and comprehensive loss, the consolidated statement of cash flows or the consolidated statement of changes in stockholders’ deficiency for the year ended December 31, 2016 and is not considered material to the previously issued consolidated financial statements or the current consolidated financial statements for the year ended December 31, 2017 as a whole.

Recent Accounting Pronouncements
In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II of this ASU recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company has elected to early adopt ASU No. 2017-11. which retained the liability classification of the Company's warrant and had no impact on the Company's consolidated financial statements.

On May 10, 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718)-Scope of Modification Accounting. The guidance clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The standard is effective for financial statements issued for fiscal years beginning after December 13, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company believes the adoption of ASU No. 2017-09 will not have a significant impact on its consolidated financial statements.

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company believes the adoption of ASU No. 2017-04 will not have a significant impact on its consolidated financial statements.

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. The Company believes the adoption of ASU No. 2016-18 will have a significant impact due to the fact the Company will reflect sources and uses of restricted cash in the consolidated statement of cash flows and provide a reconciliation of restricted cash balances.

On August 26, 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company believes the adoption of ASU No. 2016-15 will not have a significant impact on its consolidated financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, expected forfeitures, classification of awards as either equity or liabilities, and classification in the statement of cash flows. The Company adopted the amendments in the first quarter of 2017. Prior to adoption of ASU No. 2016-09, tax attributes related to stock option windfall deductions were not recorded until they resulted in a reduction of cash tax payable. As of December 31, 2016, the excluded windfall deductions for federal and state purposes were $1.6 million. Upon adoption of ASU No. 2016-09, the Company recognized the excluded windfall deductions as a deferred tax asset with a corresponding offset to the valuation allowance.

With regard to the forfeiture policy election, we will continue to estimate the number of awards expected to be forfeited.

On February 25, 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which relates to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements. The Company expects its real estate leases to be capitalized on its balance sheet.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It is effective for the first interim period within annual reporting periods beginning after December 15, 2017, and early adoption is permitted for the first interim periods beginning after December 15, 2016. The Company will adopt this standard in the first quarter of 2018 using the modified retrospective method, which will not change any of the historical financial results previously reported by the Company. Any adjustment upon adoption will be recorded as an accumulated adjustment due to a change in accounting in the stockholders' deficiency section of the Company's consolidated balance sheet. The Company has determined that revenue connected with courses of TPOXX® delivered to BARDA and related services, milestones and advance payments (activities in combination that constitute one performance obligation) will be recognized at a point in time when the constraint on revenue (quantification, and specification, of any possible replacement obligation) has been resolved. Currently, the revenue constraint is not expected to be resolved prior to adoption of this standard. As such, the Company does not expect adoption of this standard to have an impact on the timing of revenue recognition for the above-mentioned activities. Separately, the Company has determined that revenue for performance obligations associated with R&D activities will be recognized over time similar in manner to the Company’s historical approach. As a result, the Company believes the adoption of ASU No.2014-09 will not have a significant impact on its consolidated financial statements.

3. Procurement Contract and Research Agreements

Procurement Contract
On May 13, 2011, the Company signed a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver two million courses of TPOXX® to the Strategic Stockpile. The contract with BARDA (as amended, modified, or supplemented from time to time, the “BARDA Contract”) includes a base contract (“Base Contract”) as well as options (described below). The Base Contract contemplates approximately $472.3 million of payments, of which $409.8 million is consideration for the manufacture and delivery of 1.7 million courses of TPOXX® and $62.5 million is available for certain development and supportive activities.

Under the Base Contract, BARDA has agreed to buy from the Company 1.7 million courses of TPOXX®. Additionally, the Company has agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA. A total of 2.0 million courses of TPOXX® is required to be delivered to the Strategic Stockpile in order for the Company to be eligible to receive a $40.9 million hold back payment (see description of hold back payment below).

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

As of December 31, 2017, the Company has received $368.9 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX®. Included in this amount are a $41.0 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract, a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX®, an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX®, a $20.5 million milestone payment in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study had been submitted to and reviewed by a Data Safety and Monitoring Board (“DSMB”) and that such DSMB had recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA, and $286.9 million of payments for physical deliveries of TPOXX® to the Strategic Stockpile beginning in 2013.

As of December 31, 2017, the Company has cumulatively delivered 2.0 million courses of TPOXX® to the Strategic Stockpile. The dosage of courses delivered is 600 mg administered twice per day (1,200 mg per day). In February 2016, the FDA confirmed (through dose concurrence) its earlier dosage guidance of 600 mg administered twice per day (1,200 mg per day). Courses delivered to the Strategic Stockpile are currently subject to a product replacement obligation (as discussed above).

As of December 31, 2017, the Company is eligible under the Base Contract to receive a $40.9 million hold back payment, which represents an approximate 10% hold back on the $409.8 million of total payments related to the manufacture and delivery of 1.7 million courses of TPOXX® under the Base Contract. The $40.9 million hold back payment would be triggered by FDA approval of TPOXX®, as long as the Company does not have a continuing product replacement obligation to BARDA.

In addition to the Base Contract, the BARDA Contract also includes remaining options that, if all were exercised by BARDA, would result in aggregate payments to the Company of $122.7 million, including: a $50.0 million payment to the Company in the event of FDA approval for extension to 84-month expiry for TPOXX® (from 38-month expiry as required in the Base Contract); up to $58.3 million of funding for development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX®; and/or $14.4 million of funding for production-related activities related to warm-base manufacturing. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of these exercises was minimal. BARDA, in its sole discretion, may choose not to exercise unexercised options. However, BARDA has indicated that it will evaluate, after the FDA’s review and evaluation of stability data, the Company's request that BARDA exercise the option for the $50.0 million payment to the Company in the event of FDA approval of 84-month expiry for TPOXX®.

The BARDA Contract expires in September 2020.

The BARDA Contract is a multiple deliverable arrangement comprising delivery of courses and covered research and development activities. The BARDA Contract provides certain product replacement rights with respect to delivered courses. For this reason, recognition of revenue that might otherwise occur upon delivery of courses is expected to be deferred until the Company’s obligations related to potential replacement of delivered courses are satisfied. The Company assessed the selling price for each of the aforementioned deliverables-research and development activities and drug product. The selling price of certain reimbursed research and development services was determined by reference to existing and past research and development grants and contracts between the Company and various government agencies. The selling price of drug product was determined by reference to other companies’ sales of drug products such as antiviral therapeutics, orphan drugs and drugs with potential life-saving impact similar to TPOXX®, including products delivered to the Strategic Stockpile.

The Company has recognized revenue for reimbursement of certain BARDA Contract research and development services. Cash inflows related to delivery of courses are recorded as deferred revenue. In addition, direct costs incurred by the Company to fulfill the delivery of courses including the supplementing of courses previously delivered under the BARDA Contract are being deferred and will be recognized as expenses in the same period that the related deferred revenue is recognized as revenue.

As of December 31, 2017 and December 31, 2016, deferred direct costs under the BARDA Contract of approximately $96.5 million and $72.2 million, respectively, are included in deferred costs on the consolidated balance sheets. As of December 31, 2017, the Company recorded $377.6 million of deferred revenue in connection with the BARDA contract. This amount has been recorded for the delivery of courses of TPOXX® to the Strategic Stockpile and certain supportive services provided as part of the BARDA Contract. For the year ended December 31, 2017 revenue from reimbursed research and development was $9.0 million.

Research Agreements and Grants
The Company has an R&D program for the intravenous (IV) formulation of TPOXX®. This program is funded by a development contract with BARDA. The development contract has a period of performance that terminates on December 30, 2020. As of December 31, 2017, the development contract provides for future aggregate research and development funding of approximately $12.9 million.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be able to utilize all available funds.

4. Inventory

Due to the deferral of revenue under the BARDA Contract (see Note 3 for additional information), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs on the consolidated balance sheets. The value of inventory represents the costs incurred to manufacture TPOXX®.

Inventory consisted of the following:

	As of
	December 31, 2017	December 31, 2016
Work in-process	$2,025,445	$18,916,084
Finished goods	957,804	7,293,880
Inventory	$2,983,249	$26,209,964

For the years ended December 31, 2017 and 2016, research and development expenses include net inventory-related losses of approximately $536,000 and $0, respectively. The $536,000 loss for the year ended December 31, 2017 relates to a $686,000 inventory write-down, partially offset by credits received from contract manufacturing organizations (“CMO”) in connection with the inventory write-down.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2017	December 31, 2016
Leasehold improvements	$2,420,028	$2,542,044
Computer equipment	701,762	770,479
Furniture and fixtures	363,588	455,220
	3,485,378	3,767,743
Less-accumulated depreciation	(3,346,738)	(3,468,266)
Property, plant and equipment, net	$138,640	$299,477

Depreciation and amortization expense on property, plant, and equipment was $132,189, $174,275, and $247,357 for the years ended December 31, 2017, 2016, and 2015, respectively. In connection with the lease termination discussed in Note 13, the Company wrote off $129,000 of leasehold improvements and furniture and fixtures during the year ended December 31, 2017.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2017	December 31, 2016
Bonus	$2,538,340	$2,357,194
Deferred revenue-R&D for TPOXX® intravenous formulation	1,255,318	—
Professional fees	381,980	481,641
Vacation	328,588	262,664
Other	977,353	1,483,253
Accrued expenses and other current liabilities	$5,481,579	$4,584,752

7. Debt

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80.0 million (less fees and other items) on November 16, 2016 having satisfied certain pre-conditions. Such $80.0 million had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date (November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering (see Note 9) on November 16, 2016. As part of the satisfaction of the PharmAthene claim, funds were released from the escrow account (the date on which such transfer occurred, the (“Escrow Release Date”).

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80.0 million (the “Term Loan”), of which (i) $25.0 million was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5.0 million was also placed in the Reserve Account and up to the full amount of such $5.0 million may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25.0 million is due and owing and any of such $5.0 million remains in the Reserve Account; and (iii) $50.0 million (net of fees and expenses then due and owing to the Lender) was paid to PharmAthene as part of the final payment to satisfy the PharmAthene claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.5%, subject to adjustments as set forth in the Loan Agreement. At December 31, 2017, the effective interest rate on the Term Loan, which includes interest payments and accretion of unamortized costs and fees, was 18.8%. The Company incurred approximately $14.8 million of interest expense during the year-ended December 31, 2017, of which $10.3 million was paid from restricted cash and the remaining $4.5 million accreted to the Term Loan balance.

The Term Loan shall mature on the earliest to occur of (i) the four-year anniversary of the Escrow Release Date, and (ii) the acceleration of certain obligations pursuant to the Loan Agreement. At maturity, $80.0 million of principal will be repaid, and an additional $4.0 million will be paid (see below). Prior to maturity, there are no scheduled principal payments.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum cash balance throughout the term of the Term Loan and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business and enter into certain merger or consolidation transactions. The aforementioned minimum cash requirement was $10.0 million and reduces to $5.0 million for 2018 until the earlier of (i) December 31, 2018 and (ii) 45 days after FDA approval of TPOXX®; thereafter, the minimum cash requirement will be $20.0 million.

The Loan Agreement includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) the material inaccuracy of representations or warranties made thereunder, (iii) non-compliance with covenants thereunder, (iv) non-payment of amounts due under, or the acceleration of, other material indebtedness of the Company and (v) bankruptcy or insolvency events. Upon the occurrence and during the continuance of an event of default under the Loan Agreement, the interest rate may increase by 2.00% per annum above the rate of interest otherwise in effect, and the Lender would be entitled to accelerate the maturity of the Company’s outstanding obligations thereunder.

As of December 31, 2017, the Company is in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an additional $4.0 million will become payable when principal of the Term Loan is repaid. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant (see Note 8) with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, were recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts are being amortized using the effective interest method over the life of the related Term Loan. The $4.0 million that will be paid when principal is repaid is being accreted to the Term Loan balance each quarter on a per diem basis. As of December 31, 2017 the Term Loan balance is $71.1 million.

8. Financial Instruments

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 7 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant has been set at $1.50 per share, and there are 2.7 million shares underlying the Warrant. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance.

The Company accounted for the Warrant in accordance with the authoritative guidance which requires that free-standing derivative financial instruments with certain anti-dilution and cash settlement features be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. Accordingly, the Company classified the Warrant as a liability and reports its change in fair value in the consolidated statement of operations.

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability-classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the Warrant using the following assumptions:

risk free interest rate of 1.60%; no dividend yield; an expected life of 10 years; and a volatility factor of 80%. The Company compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation. These models generated substantially equivalent fair values for the Warrant. As such, the Company utilized a Black-Scholes model for December 31, 2017 to determine the fair value of the Warrant.

As of December 31, 2017, the fair value of the Warrant was $11.5 million. A Black Scholes model was applied to calculate the fair value of the Warrant using the following assumptions: risk free interest rate of 2.38%; no dividend yield; an expected life of 8.67 years; and a volatility factor of 75%.

For the years ended December 31, 2017 and 2016, the Company recorded a loss of $4.7 million and $0.9 million, respectively as a result of increases in fair value of the liability-classified Warrant.

At December 31, 2016, pursuant to the Warrant agreement, there were no conditions under which current assets would have been required to satisfy the Warrant obligation.  As such, the December 31, 2016 consolidated balance sheet has been revised to reflect the Warrant as a long-term liability.

9. Stockholders’ Deficiency

On December 31, 2017, the Company’s authorized share capital consisted of 620,000,000 shares, of which 600,000,000 are designated common shares and 20,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2017 and 2016, no preferred shares were outstanding or issued.

Rights Offering
On November 16, 2016, the Company completed a rights offering (the “Rights Offering”), pursuant to which it raised approximately $35.3 million in gross proceeds through the sale of 23,523,195 shares of its common stock. The Rights Offering was made pursuant to a registration statement on Form S-1 and declared effective by the SEC on October 21, 2016. As part of the Rights Offering, each stockholder of the Company received a subscription right for each share of common stock owned as of the record date of October 12, 2016. Each subscription right entitled its holder to invest $0.65 towards the purchase of shares of the Company's common stock at a subscription price equal to the lower of $1.50 or 85% of the volume weighted average price of Company shares during market hours on the expiration date of the Rights Offering. The Rights Offering expired on November 8, 2016. Through basic subscriptions and oversubscriptions, the Rights Offering was fully subscribed. The subscription price was set at $1.50. The Company used the net proceeds of the Rights Offering, together with proceeds from the Term Loan and cash on hand, to fully satisfy PharmAthene's claim under the Plan.

Rights Offering-Backstop Agreement
On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into an investment agreement or “backstop agreement”, with an affiliate of MacAndrews & Forbes Incorporated (“M&F”) (see Note 13), and certain other backstop parties (the “Backstop Parties”). Under the terms of the backstop agreement, the Backstop Parties agreed to purchase, pursuant to a separate private placement, a number of shares of common stock equal to the numbers of shares that were not subscribed for in the Rights Offering. Because the Rights Offering was fully subscribed, the Backstop Parties were not required to draw on such commitment. The Company issued 708,530 shares to Backstop Parties, of which approximately 565,000 shares were received by M&F, in payment of the five percent backstop fee ($1,764,240) payable to the Backstop Parties in connection with the backstop agreement. The fair value of the shares issued in satisfaction of the backstop fee was expensed in the income statement in the fourth quarter of 2016. There are no remaining payment obligations to the Backstop Parties under the backstop agreement.

10. Stock Compensation Plans

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) was initially adopted in May 2010. The 2010 Plan provided for the issuance of stock options, restricted stock and unrestricted stock with respect to an aggregate of 2,000,000 shares of the Company’s common stock to employees, consultants and outside directors of the Company. On May 17, 2011, the 2010 Plan was amended to provide for the issuance of restricted stock units (“RSUs”) and on February 2, 2012, the 2010 Plan was amended to provide for the issuance of SSARs. Effective April 25, 2012 and May 23, 2017, the 2010 Plan was amended to increase the maximum number of shares of common stock available for issuance to an aggregate of 4,500,000 shares and 8,500,000 shares respectively. The vesting period for awards granted under the 2010 Plan, is determined by the Compensation Committee of the Board of Directors. The Compensation Committee also determines the expiration date of each equity award, however, stock options and SSARs may not be exercisable more than ten years after the date of grant as the maximum term of equity awards issued under the 2010 Plan is ten years.

For the years ended December 31, 2017, 2016 and 2015, the Company recorded stock-based compensation expense, including stock options, SSARs, RSUs and certain warrant amortization, of approximately $1.1 million, $0.8 million and $1.6 million, respectively.

Stock Options
Stock option awards provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

The fair value of options granted is estimated at the date of grant. Expected volatility has been estimated using a combination of the historical volatility of the Company's common stock and the historical volatility of a group of comparable companies’ common stock, both using historical periods equivalent to the options’ expected lives. The expected dividend yield assumption is based on the Company’s intent not to issue a dividend in the foreseeable future. The risk-free interest rate assumption is based upon observed interest rates for securities with maturities approximating the options’ expected lives. The expected life was estimated based on historical experience and expectation of employee exercise behavior in the future giving consideration to the contractual terms of the award.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	1,709,967	$4.76
Granted	25,000	3.50
Exercised	(33,870)	2.64
Canceled/Expired	(638,630)	3.75
Outstanding at December 31, 2017	1,062,467	$5.42	1.81	$1,240
Vested and expected to vest at December 31, 2017	1,062,467	$5.42	1.81	$1,240
Exercisable at December 31, 2017	962,467	$5.72	1.91	$1,004

As of December 31, 2017, there is no remaining unrecognized stock-based compensation cost related to stock options expected to be recognized. The total fair value of vested stock options was approximately $73,000, $0 and $0 for the years ended December 31, 2017, 2016 and 2015, respectively.

The total intrinsic value of stock options exercised was approximately $65,000, $0 and $5,900 for the years ended December 31, 2017, 2016 and 2015, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

As of December 31, 2017 and 2016, 100,000 and 200,000, respectively, of the Company’s outstanding options were subject to specific performance conditions consisting of regulatory approval of our lead drug candidate.

Stock Appreciation Rights

SSARs provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant. Upon exercise, the gain, or intrinsic value, is settled by the delivery of SIGA stock to the employee.

There were no SSARs granted during the years ended December 31, 2017 or 2016. During the year ended December 31, 2012, the Company granted 1.4 million shares of SSARs at a weighted average grant-date fair value of $0.68 per share. The exercise price of a SSAR is equal to the closing market price on the date of grant. The granted SSARs vested in equal annual installments over a period of three years and expire no later than seven years from the date of grant. Moreover, the appreciation of each SSAR was capped at a determined maximum value. At December 31, 2017 and 2016, due to the cap on value the maximum number of shares that could be issued in the future was 162,393 and 360,031, respectively.

The fair value of granted SSARs has been estimated utilizing a Monte Carlo method. The Monte Carlo method is a statistical simulation technique used to provide the grant-date fair value of an award. As the issued SSARs were capped at maximum values, such attribute was considered in the simulation.

The Company calculates the expected volatility using a combination of historical volatility of SIGA's common stock and the volatility of a group of comparable companies' common stock. The expected life from grant date was estimated based on the expectation of exercise behavior in consideration of the maximum value and contractual term of the SSARs. The dividend yield assumption is based on the Company’s intent not to issue a dividend in the foreseeable future. The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the SSARs.

A summary of the Company’s SSAR activity is as follows:

	Number of SSARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	1,183,024	$3.53
Granted	—	—
Exercised	(916,874)	3.53
Canceled/Expired	—	—
Outstanding at December 31, 2017	266,150	$3.53	1.09	$351
Vested and expected to vest at December 31, 2017	266,150	$3.53	1.09	$351
Exercisable at December 31, 2017	266,150	$3.53	1.09	$351

The total intrinsic value of SSARs exercised was approximately $0.9 million for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015 there were no SSARs exercised.

Restricted Stock Awards/Restricted Stock Units
RSUs awarded to employees vest in equal annual installments over a three-year period and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2017	1,455,689	$2.36
Granted	289,648	3.51
Vested and released	(273,335)	2.21
Canceled/Expired	—	—
Outstanding at December 31, 2017 (1)	1,472,002	$2.61

(1) Included 394,118 restricted stock units that have vested but have not converted into common stock.

As of December 31, 2017, $1.1 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.77 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2017, 2016 and 2015 was $3.51, $2.24 and $2.00 per share, respectively. Based on the grant date, the total fair value of restricted stock and restricted stock units vested and released during the years ended December 31, 2017, 2016 and 2015 was approximately $0.6 million, $1.4 million and $1.8 million, respectively.

11. Income Taxes

On December 22, 2017 the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under FASB Accounting Standards Codification (“ASC 740”), the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax ("AMT"); (6) limitation on the deductibility of executive compensation under Internal Revenue Code §162(m); and (7) new tax rules related to foreign operations.

On December 22, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

In connection with the initial analysis of the impact of the TCJA, the Company has recorded a provisional decrease in our deferred tax assets and liabilities with a corresponding adjustment to the related valuation allowance. In addition, the Company recorded an income tax benefit of $2.7 million related to the elimination of the AMT as such amounts will be refundable, in cash, under TCJA. The Company expects to collect the refund no later than 2021. The estimated refundable AMT credit is included in deferred tax assets as of December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate, such estimate is subject to further analysis, interpretation and clarification of the TCJA, which could result in changes to this estimate during 2018.

The Company's (benefit) provision for income taxes comprises the following:

	For the year ended December 31,
	2017	2016	2015
Current:
Federal	$623,060	$(5,093)	$439,934
State and local	1,179	(1,446)	946
Total current provision (benefit)	624,239	(6,539)	440,880
Deferred:
Federal	(2,724,371)	21,252	19,006
State and local	6,342	(829)	2,097
Total deferred (benefit) provision	(2,718,029)	20,423	21,103
Total (benefit) provision	$(2,093,790)	$13,884	$461,983

The Company’s deferred tax assets and liabilities comprise the following:

	As of December 31,
	2017	2016
Deferred income tax assets:
Net operating losses	$38,087,782	$72,726,440
Deferred research and development costs	205,527	669,602
Amortization of intangible assets	282,213	665,531
Share-based compensation	1,001,662	1,687,243
Fixed assets	417,085	667,008
Deferred revenue	84,130,212	102,520,433
Alternative minimum tax credits	2,652,250	2,029,190
Other	1,024,082	1,337,941
Deferred income tax assets	127,800,813	182,303,388
Less: valuation allowance	(102,556,657)	(155,465,173)
Deferred income tax assets, net of valuation allowance	$25,244,156	$26,838,215
Deferred income tax liabilities:
Amortization of goodwill	(193,458)	(287,729)
Capitalized contract costs	(21,518,646)	(25,854,435)
Other	(1,100,089)	(982,117)
Deferred income tax asset (liability), net	$2,431,963	$(286,066)

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which is inherently uncertain. The Company assesses all available positive and negative evidence to determine if its existing deferred tax assets are realizable on a more-likely-than-not basis. In making such assessment, the Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on the Company's generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences. Based on the weight of available evidence including three-year cumulative pre-tax losses, the Company continued to conclude that its deferred tax assets are not realizable on a more-likely-than-not basis and that a full valuation allowance is required with the exception of its alternative minimum tax carryforward that is refundable as a result of TCJA.

The valuation allowance decreased by $53.0 million from December 31, 2016. The decrease is primarily related to the re-measurement of deferred tax assets and liabilities using the new U.S. federal statutory rate of 21%.

As of December 31, 2017, the Company had $174.3 million of federal net operating loss carryforwards, which expire in 2034 to 2036, to offset future taxable income.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	As of December 31,
	2017	2016	2015
Statutory federal income tax rate	(35.0)%	(35.0)%	(35.0)%
State tax benefit	(3.9)%	0.6%	—%
Increase in fair value of common stock warrants	4.3%	0.8%	—%
Reorganization costs	—%	3.3%	7.0%
Other	(1.8)%	0.2%	1.4%
U.S. federal tax law change	(5.1)%	—%	—%
Valuation allowance on deferred tax assets	36.0%	30.1%	27.8%
Effective tax rate	(5.5)%	—%	1.2%

For the year ended December 31, 2017 and December 31, 2016, the Company’s effective tax rate differs from the statutory rate principally due to operating losses for which no tax benefit was provided, coupled with the impact of the TCJA. For the year ended December 31, 2015, the Company's effective tax rate differs from the statutory rate principally due to the operating losses for which no tax benefit was provided and non-deductible reorganization expenses.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2017 and 2016, the Company has no uncertain tax positions. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from December 31, 2017.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The open tax years for U.S. federal, state and local tax returns are 2013-2017; open tax years relating to any of the company’s net operating losses begin in 2001. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s consolidated financial statements for each of the years in the three-year period ended December 31, 2017.

12. Commitments and Contingencies

Operating lease commitments
The Company leases its Corvallis, Oregon, facilities and office space under an operating lease which was signed on November 3, 2017 and commenced on January 1, 2018. This lease expires December 31, 2019. The Company had a lease for the same location prior to this lease. On May 26, 2017 the Company and M&F Incorporated entered into a ten-year office lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 27 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its new corporate headquarters. Rental expense, including charges for maintenance, utilities, real estate taxes and other operating expenses, totaled $1.0 million, $1.2 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum cash rental commitments under non-cancelable operating leases as of December 31, 2017 are expected to be as follows:

2018	$571,705
2019	596,237
2020	347,259
2021	349,422
2022	368,467
Thereafter	1,788,749
Total	$4,021,839

Legal Proceedings

After several years of proceedings in litigation initiated by PharmAthene in 2006, the Delaware Court of Chancery on August 8, 2014 issued an opinion and order in which it determined, among other things, that PharmAthene was entitled to a lump sum damages award for its lost profits including interest and fees, based on U.S. government purchases of the Company's smallpox drug allegedly anticipated as of December 2006. On September 16, 2014, as a consequence of SIGA’s chapter 11 filing, the legal proceedings with PharmAthene were stayed (see Note 1), except that the parties agreed by stipulation approved by the Court on October 8, 2014 that the litigation could proceed. On January 15, 2015, the Delaware Court of Chancery entered its Final Order and Judgment (the “Final Order and Judgment”) awarding PharmAthene approximately $195.0 million, including pre-judgment interest up to January 15, 2015 (the “Judgment”). On December 23, 2015 the Delaware Supreme Court affirmed the Judgment. Pursuant to the Final Order and Judgment, SIGA also was liable to PharmAthene for $30,663.89 per day in post-judgment interest. On a series of dates up to and including a final payment on November 16, 2016, the Company paid PharmAthene an aggregate of $217.0 million to fully satisfy the Judgment, including post-judgment interest, in accordance with the bankruptcy plan of reorganization.

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

13. Related Party Transactions

Board of Directors and Outside Counsel
A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2017, 2016 and 2015, the Company incurred expenses of $400,000, $1.5 million and $602,000, respectively, related to services provided by the outside counsel. On December 31, 2017 the Company’s outstanding payables and accrued expenses included a $35,000 liability to the outside counsel.

Rights Offering-Backstop Agreement
On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into the Backstop Agreement with an affiliate of M&F (M&F is a principal stockholder of the Company) and the other Backstop Parties. Under the terms of the Backstop Agreement, the Backstop Parties agreed to purchase, pursuant to a separate private placement, a number of shares of common stock equal to the numbers of shares that would have not been subscribed for in the Rights Offering. The Backstop Agreement provided that the subscription price for the Backstop Parties would be equal to the subscription price applicable to all shareholders under the Rights Offering. Because the Rights Offering was fully subscribed, the Backstop Parties were not required to draw on such commitment. The Company issued 708.530 shares to Backstop Parties, of which approximately 565,000 shares were received by M&F, in payment of the five percent backstop fee ($1,764,240) payable to the Backstop Parties in connection with the backstop agreement. When shares were issued to the Backstop Parties in payment of the backstop fee, the stock price of SIGA common stock was $2.49 per share (the closing price of the Company’s common stock on November 16, 2016). The fair value of the shares issued in satisfaction of the backstop fee was expensed to the income statement in 2016. There are no remaining payment obligations to the Backstop Parties under the Backstop Agreement.

Real Estate Leases
On May 26, 2017 the Company and M&F Incorporated entered into the New HQ Lease, pursuant to which the Company agreed to lease 3,200 square feet at 27 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333, per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee will be $3,333 per month for the second year of the term and increase by five percent each year thereafter, to $4,925 per month in the final year of the term.

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

Under the Replacement M&F Sublease, the subtenant’s rental obligations were excused for the first two (2) months of the lease term (“Rent Concession Period”). Thereafter, the subtenant is obligated to pay fixed rent of $36,996 per month for the first twelve (12) months, $37,831 per month for the next 12 months, and $38,665 per month until the scheduled expiration of the Replacement M&F Sublease on August 24, 2020. In addition to fixed rent, the subtenant is also obligated to pay, pursuant to the Replacement M&F Sublease, a portion of the Additional Rent specified in the Old HQ Overlease.

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

As a result of the above-mentioned transactions, the Company has discontinued usage of Old HQ in the third quarter of 2017. As such, for the year ended December 31, 2017 the Company recorded a loss of approximately $1.1 million in accordance with ASC 420 Exit or Disposal Obligations. This loss primarily represented the discounted value of estimated Rent Discrepancy payments to occur in the future, and included costs related to the termination of the old HQ Sublease. The Company also wrote-off approximately $0.1 million of leasehold improvements and furniture and fixtures related to the Old HQ.

The following table summarizes activity relating to the liability that was recorded as a result of the lease termination:

Lease Termination Liability
Balance at December 31, 2016	$—
Charges	1,096,648
Cash payments	(282,026)
Balance at December 31, 2017	$814,622

14. Reorganization Items, net:

Reorganization items represent expenses in connection with the chapter 11 case. For the years ended December 31, 2016 and 2015, reorganization items consisted of the following:

	December 31, 2016	December 31, 2015
Legal fees	$1,951,381	$5,719,052
Professional fees	1,732,521	2,027,827
Trustee fees	33,000	59,000
Other	—	$5,672
Total	$3,716,902	$7,811,551

Subsequent to the Effective Date of the Plan, expenses directly attributable to the implementation of the Plan are reported in selling, general and administrative expenses. During the years ended December 31, 2016 and 2015, the Company paid approximately $4.6 million and $6.7 million, respectively, for reorganization items.

15. Financial Information By Quarter (Unaudited)

	Three Months Ended
2017	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$5,202	$4,265	$1,390	$1,412
Selling, general and administrative	2,870	3,058	3,094	3,281
Research and development	6,360	5,068	2,471	2,781
Patent expenses	241	197	251	221
Lease termination	—	—	1,225	—
Operating loss	(4,269)	(4,059)	(5,651)	(4,871)
Net loss	(8,615)	(7,501)	(9,816)	(10,303)
Loss per common share: basic and diluted	$(0.11)	$(0.10)	$(0.12)	$(0.13)

	Three Months Ended
2016	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,270	$1,901	$4,658	$7,159
Selling, general and administrative	2,656	3,739	2,855	4,464
Research and development	2,536	2,948	6,069	8,158
Patent expenses	220	240	230	219
Interest on PharmAthene liability	2,917	4,259	3,566	927
Operating loss	(7,059)	(9,285)	(8,062)	(6,609)
Net loss	(10,449)	(9,566)	(9,244)	(10,439)
Loss per common share: basic and diluted	$(0.19)	$(0.18)	$(0.17)	$(0.15)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 in accordance with the framework on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities and Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None.

PART III

 Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

Equity Compensation Plan Information
The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options,	Weighted-average Exercise Price of Outstanding Options,	Number of Securities Available for Future Issuance under Equity
Plan Category	Warrants, Rights and Restricted Stock Units(1)	Warrants, Rights and Restricted Stock Units	Compensation Plans (2)
Equity compensation plans approved by security holders	2,696,861	$3.77	4,440,806
Equity compensation plans not approved by security holders	—	—	—
Total	2,696,861	$3.77	4,440,806

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

 Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2018 Annual Meeting of Stockholders.

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

10(bbb)
Investment Agreement, dated October 13, 2016, by and among SIGA Technologies, Inc., ST Holdings One LLC, Blackwell Partners LLC-Series A, Nantahala Capital Partners Limited Partnership, Nantahala Capital Partners II Limited Partnership, Silver Creek CS SAV, L.L.C. and Nantahala Capital Partners SI, LP (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 19, 2016).

10(ccc)
Amendment of Solicitation/Modification of Contract 0012, dated April 22, 2016, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 4, 2017).

10(ddd)
Amendment of Solicitation/Modification of Contract 0014, dated September 21, 2016, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 4, 2017).

10(eee)
Office Lease, dated as of May 26, 2017, by and between SIGA Technologies, Inc. and MacAndrews & Forbes Incorporated (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 30, 2017).

10(fff)	Termination of Sublease, dated as of July 31, 2017 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 3, 2017).

10(ggg)
Amendment, dated August 29, 2017, to that certain Loan and Security Agreement, dated as of September 2, 2016, by and among SIGA Technologies, Inc., OCM Strategic Credit SIGTEC Holdings, LLC, Cortland Capital Market Services LLC, in its capacity as administrative agent and collateral agent, OCM Strategic Credit SIGTEC Holdings, LLC, as sole lead arranger, and each of the other persons who are or thereafter become parties to the Loan Agreement as guarantors (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2017).

10(hhh)	Commercial Lease Agreement for Corvallis, Oregon dated November 3, 2017 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2017).

14	The Company's Code of Ethics and Business Conduct (incorporated by reference to the Annual Report on Form 10-KSB of the Company for the year ended December 31, 2003).

23.1	Consent of PRICEWATERHOUSECOOPERS LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	Taxonomy Extension Schema Document

101.CAL	Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Labels Linkbase Document

101.PRE	Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 6, 2018	By:	/s/ Phillip L. Gomez
Phillip L. Gomez
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Phillip L. Gomez		March 6, 2018
Phillip L. Gomez	Chief Executive Officer and Director

/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 6, 2018
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Eric A. Rose
Eric A. Rose, M.D.	Executive Chairman	March 6, 2018

/s/ James J. Antal
James J. Antal	Director	March 6, 2018

/s/ Michael J. Bayer
Michael J. Bayer	Director	March 6, 2018

/s/ Thomas E. Constance
Thomas E. Constance	Director	March 6, 2018

/s/ Jeffrey Kindler
Jeffrey Kindler	Director	March 6, 2018

/s/ Joseph Marshall
Joseph Marshall	Director	March 6, 2018

/s/ Michael Plansky
Michael Plansky	Director	March 6, 2018

/s/ Paul G. Savas
Paul G. Savas	Director	March 6, 2018