Form 10-Q
period 2018-03-31
SIGA TECHNOLOGIES INC
filed 2018-05-04
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2018
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐.

As of April 25, 2018, the registrant had outstanding 79,052,037 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements
SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$13,934,807	$19,857,833
Restricted cash, short-term	10,850,136	10,701,305
Accounts receivable	1,263,680	1,802,107
Inventory	2,983,249	2,983,249
Prepaid expenses and other current assets	1,900,566	2,019,999
Total current assets	30,932,438	37,364,493

Property, plant and equipment, net	108,850	138,640
Restricted cash, long-term	3,754,940	6,542,448
Deferred costs	94,296,804	96,592,334
Deferred tax asset, net	2,441,720	2,431,963
Goodwill	898,334	898,334
Other assets	702,167	702,167
Total assets	$133,135,253	$144,670,379
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$432,207	$1,328,867
Accrued expenses and other current liabilities	3,586,195	5,481,579
Total current liabilities	4,018,402	6,810,446
Deferred revenue	376,030,704	377,641,485
Warrant liability	14,769,276	11,466,162
Other liabilities	774,131	840,253
Long-term debt	72,159,240	71,050,324
Total liabilities	467,751,753	467,808,670
Commitments and contingencies
Stockholders’ deficiency
Common stock ($.0001 par value, 600,000,000 shares authorized, 79,039,000 issued and outstanding at March 31, 2018, and December 31, 2017, respectively)	7,904	7,904
Additional paid-in capital	214,556,941	214,229,581
Accumulated deficit	(549,181,345)	(537,375,776)
Total stockholders’ deficiency	(334,616,500)	(323,138,291)
Total liabilities and stockholders’ deficiency	$133,135,253	$144,670,379

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2018	2017
Revenues
Research and development	$1,747,934	$5,201,786

Operating expenses
Selling, general and administrative	3,056,546	2,869,869
Research and development	3,007,827	6,360,490
Patent expenses	218,472	240,597
Total operating expenses	6,282,845	9,470,956
Operating loss	(4,534,911)	(4,269,170)
Interest expense	(3,748,818)	(3,608,916)
Loss from change in fair value of warrant liability	(3,303,114)	(626,209)
Other income, net	2,235	4,419
Loss before income taxes	(11,584,608)	(8,499,876)
Benefit/(provision) for income taxes	2,352	(115,070)
Net and comprehensive loss	$(11,582,256)	$(8,614,946)
Loss per share: basic and diluted	$(0.15)	$(0.11)
Weighted average shares outstanding: basic and diluted	79,039,000	78,777,144

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,582,256)	$(8,614,946)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and other amortization	29,790	36,175
Increase in fair value of warrant liability	3,303,114	626,209
Stock-based compensation	327,360	87,594
Deferred income taxes (benefit) provision	(9,758)	21,190
Non-cash interest expense	1,108,916	1,108,916
Changes in assets and liabilities:
Accounts receivable	645,730	(1,724,261)
Inventory	—	7,090,409
Deferred costs	184,864	(6,389,282)
Prepaid expenses and other current assets	119,433	22,423
Accounts payable, accrued expenses and other current liabilities	(2,792,043)	(1,894,379)
Deferred revenue	169,269	8,719,141
Other liabilities	(66,122)	(22,165)
Net cash (used in) operating activities	(8,561,703)	(932,976)
Cash flows from investing activities:
Net cash provided by (used in) investing activities	—	—
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	—	(193,052)
Net cash (used in) financing activities	—	(193,052)
Net decrease in cash and cash equivalents	(8,561,703)	(1,126,028)
Cash, cash equivalents and restricted cash at the beginning of period	37,101,586	56,174,046
Cash, cash equivalents and restricted cash at end of period	$28,539,883	$55,048,018
The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017, included in the 2017 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2017 Annual Report on Form 10-K filed on March 6, 2018. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2017 year-end condensed balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is not entitled to receive additional procurement-related payments under the current BARDA Contract (Note 3) if and until United States Food & Drug Administration ("FDA") approval of TPOXX® has been achieved, and there is no difference between the approved product and courses of TPOXX® that have been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”). Upon meeting the aforementioned requirements, a determination of which is currently expected in the third quarter of 2018, the Company will be entitled to a $41 million hold back payment under the BARDA Contract.

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

2. Summary of Significant Accounting Policies

Revenue
All of the Company’s revenue is derived from long-term contracts that span multiple years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Adoption of ASC 606. On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under ASC 605, Revenue Recognition.

The cumulative impact of adopting ASC 606 as of January 1, 2018 is: a decrease to deferred revenue of approximately $1.8 million; a decrease to deferred costs of approximately $2.1 million; an increase to receivables of approximately $0.1 million and a net increase to opening accumulated deficit of $0.2 million, net of tax. For the three months ended March 31, 2018, the impact to revenues as a result of applying ASC 606 was an increase of $0.2 million.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s research and development contract for the intravenous (IV) formulation of TPOXX® (see "IV Formulation R&D Contract" in Note 3) has a single performance obligation (research and development); individual services within the contract are not separately identifiable from other promises in the contract and, therefore, are not distinct from each other. The Company’s BARDA Contract (see Note 3) has three performance obligations: one relates to the manufacture and delivery of product (and performance of services in connection with the manufacture and delivery of product), and the other two performance obligations relate to research and development in connection with TPOXX®. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.

Contract modifications may occur during the course of performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Substantially all of the Company’s revenue related to research and development performance obligations is recognized over time, because control transfers continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead, and third-party services.

Revenue connected with courses of TPOXX® delivered to the strategic stockpile and related services, milestones and advance payments (activities in combination that constitute one performance obligation) will be recognized at a point in time. Revenue associated with this performance obligation will be recognized when BARDA obtains control of the asset, which is upon delivery to and acceptance by the customer and at the point in time when the constraint on the consideration is resolved. The consideration, which is variable consideration, is expected to be constrained until the FDA’s approval of the final version of TPOXX® (quantification and specification of the Replacement Obligation (as defined herein)) has occurred. It is expected that the possibility of product replacement pursuant to the Replacement Obligation, and the scale and scope of any such product replacement, will be addressed by August 8, 2018, which is the target final action date of the FDA’s regulatory review of the new drug application (NDA) for TPOXX®.

Contract Estimates. Accounting for long-term contracts and grants involves the use of various techniques to estimate total contract revenue and costs.

Contract estimates are based on various assumptions to project the outcome of future events that often span multiple years. These assumptions include labor productivity; the complexity of the work to be performed; external factors such as customer behavior and potential regulatory outcomes; and the performance of subcontractors, among other variables.

The nature of the work required to be performed on many of the Company’s performance obligations and the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. The consideration associated with manufacture and delivery of product as well as research and development services is variable as the consideration is either constrained or the total amount of services to be performed has not been finalized. The Company estimates variable consideration at the most likely amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur and when any uncertainty associated with variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our historical and anticipated performance, external factors, trends and all other information (historical, current and forecasted) that is reasonably available to us.

A significant change in one or more of these estimates could affect the profitability of the Company’s contracts. As such, the Company reviews and updates its contract-related estimates regularly. The Company recognizes adjustments in estimated revenues, research and development expenses and cost of sales under the cumulative catch-up method. Under this method, the impact of the adjustment on revenues, research and development expenses and cost of sales recorded to date on a contract is recognized in the period the adjustment is identified.

Contract Balances. The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the Consolidated Balance Sheet. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost type arrangements, the customer generally pays the Company for its actual costs incurred. Such payments occur within a short period of time.

Remaining Performance Obligations. Remaining performance obligations represents the transaction price for which work has not been performed and excludes unexercised contract options. As of March 31, 2018 the aggregate amount of transaction price allocated to remaining performance obligations for the BARDA Contract and the IV Formulation R&D Contract was $20.7 million. The Company expects to recognize revenue over the next three to five years as the specific timing for satisfying the performance obligations is subjective and outside the Company’s control.

Deferred Revenue
When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. The Company recognizes deferred revenue as net sales once control of goods and/or services have been transferred to the customer and all revenue recognition criteria have been met and any constraints have been resolved.

The Company has deferred revenue in connection with the manufacture and delivery of TPOXX® under the BARDA contract. Revenue recognition is currently constrained by the possibility of product replacement pursuant to the Replacement Obligation. It is expected that the possibility of required product replacement, and the scale and scope of any such product replacement, will be addressed by August 8, 2018, which is the target final action date of the FDA’s regulatory review of the new drug application (NDA) for TPOXX®. Upon resolution of this constraint, deferred revenue is expected to be recorded as net sales.

The following table presents the change in the Company's deferred revenue:

As of March 31, 2018
Balance at December 31, 2017	$378,896,803
Cumulative effect of accounting change	(1,780,050)
Billings in advance of revenue recognition	169,269
Balance at March 31, 2018	$377,286,022

As of March 31, 2018 and December 31, 2017, approximately $1.3 million of deferred revenue was classified as accrued expenses and other current liabilities on the condensed consolidated balance sheet.

Restricted Cash and Cash Equivalents
On January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. The new standard required that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Adoption of this guidance impacts the cash flow disclosure for the three months ended March 31, 2017; cash flows from operating activities, as disclosed herein, is $2.5 million less than the amount disclosed in the 2017 first quarter 10-Q.

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

The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the condensed consolidated balance sheet for each respective period:

	As of
	March 31, 2018	December 31, 2017
Cash and cash equivalents	$13,934,807	$19,857,833
Restricted cash-short term	10,850,136	10,701,305
Restricted cash-long term	3,754,940	6,542,448
Cash, cash equivalents and restricted cash	$28,539,883	$37,101,586

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$30,103,574	$28,701,824
Restricted cash-short term	10,138,890	10,138,890
Restricted cash-long term	14,805,554	17,333,332
Cash, cash equivalents and restricted cash	$55,048,018	$56,174,046

Recent Accounting Pronouncements
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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which relates to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements. The Company expects its real estate leases to be capitalized on its balance sheet.

3. Procurement Contract and Research Agreements
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

Under the Base Contract, BARDA agreed to buy from the Company 1.7 million courses of TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA. The delivery of 2.0 million courses of TPOXX® to the Strategic Stockpile is a requirement in order for the Company to be eligible to receive a $41 million hold back payment (see description of hold back payment below).

For courses of TPOXX® that are physically delivered to the Strategic Stockpile, the Company has a product replacement obligation, at no cost to BARDA, in the event that the final version of TPOXX® approved by the FDA is different from any courses of TPOXX® that have been delivered to the Strategic Stockpile or if TPOXX® does not meet any specified label claims, fails release testing or does not meet the 38-month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX® is recalled or deemed to be recalled for any reason (the "Replacement Obligation").

As of March 31, 2018, the Company has received $368.9 million under the Base Contract related to the manufacture and physical delivery of courses of TPOXX®. Included in this amount are a $41.0 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract; a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for TPOXX®; an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for TPOXX®; a $20.5 million payment in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study had been submitted to and reviewed by a Data Safety and Monitoring Board (“DSMB”) and that such DSMB had recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA; and $286.9 million of payments for physical deliveries of TPOXX® to the Strategic Stockpile beginning in 2013.

The Company has cumulatively delivered 2.0 million courses of TPOXX® to the Strategic Stockpile. The dosage of courses delivered is 600 mg administered twice per day (1,200 mg per day). In February 2016, the FDA confirmed (through dose concurrence) its earlier dosage guidance of 600 mg administered twice per day (1,200 mg per day). Courses delivered to the Strategic Stockpile are currently subject to the Replacement Obligation (as discussed above).

The Company is eligible under the Base Contract to receive a $41 million hold back payment, which represents an approximate 10% hold back on the $409.8 million of total payments related to the manufacture and delivery of 1.7 million courses of TPOXX® under the Base Contract. The $41 million hold back payment would be triggered by FDA approval of TPOXX®, provided that the Company no longer has the Replacement Obligation to BARDA.

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

The BARDA Contract expires in September 2020.

As described in Note 2, cash inflows related to delivery of courses are recorded as deferred revenue due to the constraint on the consideration received. As of March 31, 2018, the Company recorded $375.5 million of deferred revenue in connection with the BARDA contract (of which $368.9 million relates to the manufacture and delivery of 1.7 million courses of TPOXX® and the remainder relates to supportive activities). Deferred revenue under the BARDA Contract is classified as a long-term liability since there can be no assurance that the Replacement Obligation under the BARDA contract will be reasonably satisfied within twelve months. In addition, direct costs incurred by the Company to fulfill the delivery of courses, including the supplementing of courses previously delivered under the BARDA Contract, are being deferred and will be recognized as expenses in the period of the FDA’s approval of the final version of TPOXX® (quantification and specification of the Replacement Obligation) has occurred. As of March 31, 2018 and December 31, 2017, deferred direct costs under the BARDA Contract of approximately $94.3 million and $96.5 million, respectively, are included in deferred costs on the condensed consolidated balance sheets.

Research Agreements and Grants
The Company has an R&D program for the intravenous (IV) formulation of TPOXX®. This program is funded by a development contract with BARDA ("IV Formulation R&D Contract"). This contract has a period of performance that terminates on December 30, 2020.

Contracts and grants include, among other things, options that may or may not be exercised at BARDA’s discretion. Moreover, contracts and grants contain customary terms and conditions including BARDA’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be able to utilize all available funds.

4. Inventory

Due to the deferral of revenue under the BARDA Contract (see Note 2 for additional information), amounts that would be otherwise recorded as cost of goods sold for delivered courses are recorded as deferred costs on the condensed consolidated balance sheet. Inventory includes costs related to the manufacture of TPOXX®.

Inventory consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Work in-process	$2,025,445	2,025,445
Finished goods	957,804	957,804
Inventory	$2,983,249	2,983,249

For the three months ended March 31, 2017, research and development expenses included net inventory-related losses of approximately $536,000. The $536,000 loss for the three months ended March 31, 2017, related to a $686,000 inventory write-down, partially offset by credits received from contract manufacturing organizations (“CMOs”) in connection with the inventory write-down.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	701,762	701,762
Furniture and fixtures	363,588	363,588
	3,485,378	3,485,378
Less - accumulated depreciation	(3,376,528)	(3,346,738)
Property, plant and equipment, net	$108,850	$138,640

Depreciation and amortization expense on property, plant, and equipment was $29,790 and $36,175 for the three months ended March 31, 2018 and 2017, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Bonus	$454,494	$2,538,340
Deferred revenue-R&D for TPOXX® intravenous formulation	1,255,318	1,255,318
Professional fees	405,096	381,980
Vacation	361,755	328,588
Other (primarily R&D vendors and CMOs)	1,109,532	977,353
Accrued expenses and other current liabilities	$3,586,195	$5,481,579

7. Financial Instruments

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share.

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

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the liability classified Warrant using the following assumptions: risk free interest rate of 1.60%; no dividend yield; an expected life of 10 years; and a volatility factor of 75%. The Company compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation as of December 31, 2016. These models generated substantially equal fair values for the Warrant. As such, the Company utilized a Black-Scholes model for March 31, 2018 to determine the fair value of the Warrant.

As of March 31, 2018, the fair value of the Warrant was $14.8 million. The fair value of the liability classified Warrant was calculated using the following assumptions: risk free interest rate of 2.72%; no dividend yield; an expected life of 8.42 years; and a volatility factor of 75%.

For the three months ended March 31, 2018 and 2017, the Company recorded losses of $3.3 million, and $0.6 million, respectively, as a result of the change in fair value of the liability classified Warrant.

8. Debt

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80.0 million (less fees and other items) on November 16, 2016 having satisfied certain pre-conditions. Such $80.0 million had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date (November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering (see Note 7) on November 16, 2016. As part of the satisfaction of the PharmAthene claim, funds were released from the escrow account (the date on which such transfer occurred, the “Escrow Release Date”).

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80.0 million (the “Term Loan”), of which (i) $25.0 million was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5.0 million was also placed in the Reserve Account and up to the full amount of such $5.0 million may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25.0 million is due and owing and any of such $5.0 million remains in the Reserve Account; and (iii) $50.0 million (net of fees and expenses then due and owing to the Lender) was paid to PharmAthene as part of the final payment to satisfy the PharmAthene claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus11.5%, subject to adjustments as set forth in the Loan Agreement. For the three months ended March 31, 2018, the effective interest rate on the Term Loan, which includes interest payments and accretion of unamortized costs and fees, was 18.96%. The Company incurred approximately $3.7 million of interest expense during the three months ended March 31, 2018, of which $2.6 million was paid from restricted cash and the remaining $1.1 million accreted to the Term Loan balance.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum cash balance throughout the term of the Term Loan and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business and enter into certain merger or consolidation transactions. The aforementioned minimum cash requirement is $5.0 million for 2018 until the earlier of (i) December 31, 2018 or (ii) 45 days after FDA approval of TPOXX®; thereafter, the minimum cash requirement will be $20.0 million.

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

As of March 31, 2018, the Company is in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an additional $4.0 million will become payable when principal of the Term Loan is repaid. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant (see Note 7) with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, were recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts are being amortized using the effective interest method over the life of the related Term Loan. The $4.0 million that will be paid when principal is repaid is being accreted to the Term Loan balance each quarter on a per diem basis. As of March 31, 2018, the Term Loan balance is $72.2 million.

9. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash and cash equivalents, accounts payable and accrued expenses and other current liabilities approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as a liability are recorded at their fair market value as of each reporting period.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classify such liability classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $14.8 million at March 31, 2018.

At March 31, 2018, the fair value of the debt was $74.9 million and the carrying value of the debt was $72.2 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using level 3 inputs.  The discount rate was determined using market participant assumptions.

There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2018. In addition, there were no Level 1 or Level 2 financial instruments as of March 31, 2018 and December 31, 2017.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability classified warrant
Warrant liability at December 31, 2017	$11,466,162
Increase in fair value of warrant liability	3,303,114
Warrant liability at March 31, 2018	$14,769,276

10. Per Share Data

The Company incurred losses for the three months ended March 31, 2018 and 2017 and as a result, the equity instruments listed below are excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would be anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three months ended March 31,
	2018		2017
Stock Options	1,062,467		1,709,967
Stock-Settled Stock Appreciation Rights	162,393		360,031
Restricted Stock Units	1,472,001	(1)	1,307,464
Warrants	2,690,950		2,690,950
(1) Includes 294,118 restricted stock units that have vested but have not converted into common stock.

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

11. Commitments and Contingencies

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

12. Related Party Transactions

Board of Directors and Outside Counsel
A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended March 31, 2018 and 2017, the Company incurred expenses of $107,000 and $78,000, respectively, related to services provided by the outside counsel. On March 31, 2018 the Company’s outstanding payables and accrued expenses included a $37,000 liability to the outside counsel.

Real Estate Leases
On May 26, 2017 the Company and MacAndrews & Forbes Incorporated (“M&F”) entered into a ten-year Office Lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 27 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of 29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee will be $3,333 per month for the second year of the term and increasing by five percent each year thereafter, to $4,925 per month in the final year of the term.

On July 31, 2017, the Company and M&F entered into a Termination of Sublease Agreement (the “Old HQ Sublease Termination Agreement”), pursuant to which the Company and M&F agreed to terminate the sublease dated January 9, 2013 for 6,676 square feet of rental square footage located at 660 Madison Avenue, Suite 1700, New York, New York (such sublease being the “Old HQ Sublease” and the location being the “Old HQ”). Effectiveness of the Old HQ Sublease Termination Agreement was conditioned upon the commencement of a sublease for the Old HQ between M&F and a new subtenant (the “Replacement M&F Sublease”), which occurred on August 2, 2017. The Old HQ Sublease Termination Agreement obligates the Company to pay, on a monthly basis, an amount equal to the discrepancy (the “Rent Discrepancy”) between the sum of certain operating expenses and taxes (“Additional Rent”) and fixed rent under the overlease between M&F and the landlord at 660 Madison Avenue and the sum of Additional Rent and fixed rent under the Replacement M&F Sublease. Under the Old HQ Sublease Termination Agreement, the Company and M&F release each other from any liability under the Old HQ Sublease. For the time period between August 2, 2017 and August 31, 2020 (the expiration date of the Old HQ Sublease), the Company estimates that it will pay a total of approximately $1.1 million in Rent Discrepancy under the Old HQ Sublease Termination Agreement.

As a result of the above-mentioned transactions, the Company has discontinued usage of Old HQ in the third quarter of 2017. As such, during the year ended December 31, 2017 the Company recorded a loss of approximately $1.1 million in accordance with Accounting Standards Codification (“ASC”) 420, Exit or Disposal Obligations. This loss primarily represented the discounted value of estimated Rent Discrepancy payments to occur in the future, and included costs related to the termination of the old HQ Sublease. The Company also wrote-off approximately $0.1 million of leasehold improvements and furniture and fixtures related to the Old HQ.

The following table summarizes activity relating to the liability that was recorded as a result of the lease termination:

Lease Termination liability
Balance at December 31, 2017	$814,622
Charges (included in selling, general and administrative expenses)	3,376
Cash payments, net of sublease income	(78,153)
Balance at March 31, 2018	$739,845

As of March 31, 2018, approximately $0.4 million of the lease termination liability is included in Other liabilities on the Condensed Consolidated Balance sheet with the remainder included in accrued expenses.

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the 2017 Tax Cuts and Jobs Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

The Company’s accounting for certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of March 31, 2018. However, the Company was able to make reasonable estimates of the effect of the TCJA and, therefore, recorded provisional estimates for these items. The final impact of the TCJA may differ from the provisional amounts that have been recognized, due to, among other things, legislative or administrative actions to clarify the intent of the statutory language as well as any changes in accounting standards for income taxes or related interpretations in response to the TCJA. Additionally, the Company's U.S. tax return for 2017 will be filed during the second or third quarter of 2018 and any changes to the tax positions for temporary differences compared to the estimates used may result in an adjustment of the estimated tax benefit recorded as of December 31, 2017.

For the three months ended March 31, 2018, the Company recorded an income tax benefit of $2,352 on a pre-tax loss of $11.6 million. The effective tax rate differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets.

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

A new drug application (“NDA”) for TPOXX® was submitted by the Company to the United States Food & Drug Administration (“FDA”) in December 2017. In February 2018, the Company received notice that the FDA granted priority review of the NDA and that the FDA's target final action date is August 8, 2018. While TPOXX® is not yet approved as safe or effective by the FDA, it is a novel small-molecule drug that has been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”) under the Project BioShield Act of 2004 (“Project BioShield”).

Lead Product-TPOXX®

On May 13, 2011, the Company signed a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver two million courses of TPOXX® to the Strategic Stockpile. The contract with BARDA (as amended, modified, or supplemented from time to time the “BARDA Contract”) includes a base contract (“Base Contract”) as well as options. The Base Contract contemplates approximately $472.3 million of payments, of which $409.8 million is consideration for the manufacture and delivery of 1.7 million courses of TPOXX® and $62.5 million is available for certain reimbursements in connection with development and supportive activities.

Under the Base Contract, BARDA agreed to buy from the Company 1.7 million courses of TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA. The delivery of 2.0 million courses of TPOXX® to the Strategic Stockpile is a requirement in order for the Company to be eligible to receive a $41 million hold back payment.

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

The BARDA Contract expires in September 2020.

For courses of TPOXX® that are physically delivered to the Strategic Stockpile, we have a replacement obligation (“Replacement Obligation”), in the event that the final version of TPOXX® approved by the FDA is different from any course of TPOXX® that has been delivered to the Strategic Stockpile or if TPOXX® does not meet any specific label claims, fails release testing or does not meet the 38-month expiry period (from time of delivery to the Strategic Stockpile), or if TPOXX® is recalled or deemed to be recalled for any reason.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We are not entitled to receive additional procurement-related payments under the current BARDA Contract (Note 3 to the condensed consolidated financial statements) if and until FDA approval of TPOXX® has been achieved and there is no difference between the approved product and courses of TPOXX® that have been delivered to the Strategic Stockpile. Upon meeting the aforementioned requirements, a determination of which is expected in the third quarter of 2018, we will be entitled to a $41.0 million hold back payment under the BARDA Contract.

In the event that we do not receive a substantial portion of the hold back payment, or other substantial cash inflows, by October of 2018, then, based on currently forecasted operating costs, we will require additional sources of funding to continue operations and prevent an event of default under the Term Loan Agreement (Note 8 to the condensed consolidated financial statements). In this case, we would seek to increase cash liquidity by: raising proceeds through a financing, entering into a new contract for TPOXX® or any other product, a sale of assets, or modification of the existing BARDA Contract; significantly reducing operating expenses; or modifying the terms of the Term Loan Agreement. There can be no assurance that TPOXX® will receive FDA approval on a timely basis, if at all, or that there will be no difference between the approved product and courses of TPOXX® that have been delivered to the Strategic Stockpile. Furthermore, there can be no assurance that we would be able to increase cash liquidity, if needed, through a financing, a new contract for TPOXX® or any other product, a sale of assets, the modification of the existing BARDA Contract, or a significant reduction of operating expenses or operations, or that the lenders would agree to modify the Term Loan Agreement, if needed. Because of these conditions, substantial doubt exists about our ability to continue as a going concern within one year after the financial statement issuance date.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appear in Item 7, Management; Discussion of Analysis and of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed on March 6, 2018. During the three months ended March 31, 2018 the only change to our Critical Accounting Policies was with respect to revenue recognition, which is discussed below.

Revenue Recognition
All of our revenue is derived from long-term contracts that can span multiple years. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The unit of account in ASC 606 is a performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our performance obligations are satisfied over time as work progresses or at a point in time.

Substantially all of our revenue associated with research and development performance obligations is recognized over time. Because control transfers over time with these performance obligations, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for performance obligations connected with research and development activities because it best depicts the transfer of control to the customer, which occurs as we incur costs under our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to fully satisfy the performance obligation. Contract costs include labor, material, overhead and third-party services.

Revenue under the BARDA Contract (see Note 3 to the consolidated financial statements) connected with courses of TPOXX® that are manufactured and delivered to the Strategic Stockpile and related services, milestones and advance payments (activities in combination that constitute one performance obligation) will be recognized at a point in time. Revenue associated with this performance obligation will be recognized when BARDA obtains control of the asset, which will be upon delivery to and acceptance by the customer and at the point in time when the constraint on the consideration is reasonably resolved. The consideration, which is variable, is expected to be constrained until the FDA’s approval of the final version of TPOXX® (quantification and specification of the Replacement Obligation) has occurred. It is expected that the possibility of product replacement, and the scale and scope of any such product replacement, will be addressed by August 8, 2018, which is the target final action date of the FDA’s regulatory review of the new drug application (NDA) for TPOXX®.

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and costs to satisfy the obligations is complex, subject to many variables and requires significant judgment. The consideration associated with these types of performance obligations is considered variable. We estimate variable consideration at the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur and when any uncertainty associated with variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our historical and anticipated performance, external factors, trends and all other information (historical, current and forecasted) that is reasonably available to us.

Contracts are often modified to account for additional services to be performed. We consider contract modifications to exist when the modification either creates new enforceable rights and obligations, or changes existing enforceable rights and obligations. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

We have a process in which management reviews the progress and execution of our performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenues and costs. The risks and opportunities include management’s judgment about the ability and cost to achieve the schedule, technical requirements and other contract requirements. Management must make assumptions and estimates regarding labor productivity, the complexity of the work to be performed, customer behavior and execution by our subcontractors, among other variables.

Based on this analysis, any quarterly adjustments to revenues, research and development expenses and cost of sales are recognized as necessary in the period they become known. Changes in estimates of revenues, research and development expenses and cost of sales are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations.

Results of Operations

Three months ended March 31, 2018 and 2017

Revenues from research and development contracts for the three months ended March 31, 2018 and 2017, were $1.7 million and $5.2 million, respectively. The decrease in revenue of approximately $3.5 million, or 66.4%, primarily reflects a decrease in revenues from our federal contracts supporting the development of TPOXX®. Revenues from federal contracts supporting the development of TPOXX® have decreased because the number and scale of studies that were active during the quarter have decreased in comparison to the prior year activity.

Selling, General and Administrative (“SG&A”) expenses for the three months ended March 31, 2018 and 2017, were $3.1 million and $2.9 million, respectively, reflecting an increase of approximately $0.2 million, or 6.5%. The increase is primarily attributable to the application fee associated with listing our stock on The Nasdaq Global Market.

Research and Development (“R&D”) expenses for the three months ended March 31, 2018 and 2017 were $3.0 million and $6.4 million, respectively, reflecting a decrease of approximately $3.4 million, or (52.7)%. The decrease is attributable to a $3.0 million decrease in direct vendor-related expenses supporting the development of TPOXX® (number and scale of active studies decreased) as well as a decrease in inventory write-down expenses; for the three months ended March 31, 2017, the Company incurred a net expense of $536,000 in connection with an inventory write-down.

Patent expenses for the three months ended March 31, 2018 and 2017 were $218,472 and $240,597, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Interest expense for the three months ended March 31, 2018 and 2017 was $3.7 million and $3.6 million, respectively. The $3.7 million of interest for the three months ended March 31, 2018 includes: $2.6 million of cash payments from restricted cash and $1.1 million of accretion of unamortized costs and fees related to the Term Loan balance. The $3.6 million of interest for the three months ended March 31, 2017 included $2.5 million of cash payments from restricted cash and $1.1 million of accretion of unamortized costs and fees related to the Term Loan balance.

Changes in the fair value of liability classified warrants to acquire common stock were recorded within the income statement. For the three months ended March 31, 2018 and 2017, we recorded a loss of approximately $3.3 million and $0.6 million, respectively, reflecting an increase in fair value of liability classified warrants primarily due to the increase in our stock price.

For the three months ended March 31, 2018 and 2017, we incurred pre-tax losses of $11.6 million and $8.5 million and a corresponding income tax benefit/(expense) of $2,352 and $(115,070), respectively. The effective tax rate during the three months ended March 31, 2018 was 0.02%. Our effective tax rate for the period ended March 31, 2018 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2018, we had $13.9 million in unrestricted cash and cash equivalents compared with $19.9 million at December 31, 2017. As of March 31, 2018, we had $14.6 million of restricted cash. The restricted cash is utilized to pay interest on the Term Loan as it becomes due and $5.0 million of the restricted cash may be withdrawn after June 30, 2018 upon the satisfaction of certain conditions. See Note 8 to the condensed consolidated financial statements for additional information.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. We are not entitled to receive additional procurement-related payments under the current BARDA Contract (Note 3 to the condensed consolidated financial statements) if and until FDA approval of the oral formulation of TPOXX® has been achieved and there is no difference between the approved product and courses of TPOXX® that have been delivered to the Strategic Stockpile. Upon meeting the aforementioned requirements, a determination of which is currently expected in the third quarter of 2018, we will be entitled to a $41 million hold back payment under the BARDA Contract.

Operating Activities
Net cash used in operations for the three months ended March 31, 2018 and 2017 was $8.6 million and $0.9 million, respectively.  For the three months ended March 31, 2018, cash usage was primarily due to $6.8 million of cash operating expenses (net loss adjusted for non-cash items noted in the cash flow statement such as non-cash interest expense and the change in fair value of our warrants). For the three months ended March 31, 2017, we received $8.5 million from BARDA for product delivery, which was offset by recurring operating costs and $1.3 million of payments to contract manufacturing organizations for the manufacture and related support of TPOXX®.

Investing Activities
For the three months ended March 31, 2018 and 2017 the Company had no cash flow associated with investing activities.

Financing Activities
There was no financing-related cash flow activity for the three months ended March 31, 2018. Net cash used by financing activities for the three months ended March 31, 2017 was approximately $0.2 million, which consisted of cash used to repurchase common stock in order to meet minimum statutory tax withholding requirements in respect of restricted shares issued to employees.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, other than its leases.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company's condensed consolidated financial statements, see Note 2, Recently Issues Accounting Standards, of Notes to Condensed Consolidated Financial Statements.

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market and the enforceability of the BARDA Contract. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that

SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that the U.S. government’s responses (including inaction) to the national and global economic situation may affect SIGA’s business adversely, (xiv) the risk that SIGA’s internal controls will not be effective in detecting or preventing a misstatement in SIGA’s financial statements, and (xv) the risk that some amounts recorded as deferred revenue ultimately may not be recognized as revenue when received. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in the presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and SIGA's Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in other documents that SIGA has filed with the SEC. SIGA urges investors and security holders to read those documents free of charge at the SEC's Web site at http://www.sec.gov. Forward-looking statements are current only as of the date on which such statements were made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are also subject to the risk of rising LIBOR rates; whenever the minimum rates for one-month, two-month, three-month and six-month LIBOR rates (“minimum LIBOR rate”) are above 1%, then the interest rate charged on the Term Loan could increase materially depending on the magnitude of any increase in LIBOR rates. For every increase of 0.5% in the minimum LIBOR rate (e.g. an increase from a LIBOR rate of 1.75% to 2.25%), annual interest payments on the Term Loan would increase by approximately $0.4 million. Furthermore, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability classified warrant in which 2.7 million shares of SIGA common stock can be purchased at a strike price of $1.50. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability classified warrant will increase by approximately $2.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial conditions are subject to numerous risks and uncertainties described in our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 4, 2018	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)