Form 10-Q
period 2018-06-30
SIGA TECHNOLOGIES INC
filed 2018-08-07
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2018
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ___________

Commission File No. 0-23047
SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of	(IRS Employer Identification. No.)
incorporation or organization)

31 East 62nd Street	10065
New York, NY	(zip code)
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

As of July 27, 2018, the registrant had outstanding 79,160,058 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements
SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$10,581,112	$19,857,833
Restricted cash, short-term	11,028,824	10,701,305
Accounts receivable	2,128,957	1,802,107
Inventory	2,908,249	2,983,249
Deferred costs	94,339,146	—
Prepaid expenses and other current assets	1,389,933	2,019,999
Total current assets	122,376,221	37,364,493

Property, plant and equipment, net	132,574	138,640
Restricted cash, long-term	1,701,843	6,542,448
Deferred costs	—	96,592,334
Deferred tax asset, net	2,441,740	2,431,963
Goodwill	898,334	898,334
Other assets	789,913	702,167
Total assets	$128,340,625	$144,670,379
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$1,412,595	$1,328,867
Accrued expenses and other current liabilities	3,288,437	4,226,261
Deferred revenue	376,562,998	1,255,318
Total current liabilities	381,264,030	6,810,446
Deferred revenue	—	377,641,485
Warrant liability	14,408,991	11,466,162
Other liabilities	704,858	840,253
Long-term debt	73,280,477	71,050,324
Total liabilities	469,658,356	467,808,670
Commitments and contingencies
Stockholders’ deficiency
Common stock ($.0001 par value, 600,000,000 shares authorized, 79,160,058 and 79,039,000 issued and outstanding at June 30, 2018, and December 31, 2017, respectively)	7,916	7,904
Additional paid-in capital	214,906,962	214,229,581
Accumulated deficit	(556,232,609)	(537,375,776)
Total stockholders’ deficiency	(341,317,731)	(323,138,291)
Total liabilities and stockholders’ deficiency	$128,340,625	$144,670,379

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues
Research and development	$2,661,216	$4,264,561	$4,409,150	$9,466,347

Operating expenses
Selling, general and administrative	2,880,394	3,058,244	5,936,940	5,928,113
Research and development	3,312,181	5,067,838	6,320,007	11,428,327
Patent expenses	178,332	197,017	396,805	437,615
Total operating expenses	6,370,907	8,323,099	12,653,752	17,794,055
Operating loss	(3,709,691)	(4,058,538)	(8,244,602)	(8,327,708)
Gain (loss) from change in fair value of warrant liability	360,285	294,356	(2,942,829)	(331,853)
Interest expense	(3,843,161)	(3,652,496)	(7,591,979)	(7,261,412)
Other income, net	144,152	8,066	146,387	12,484
Loss before income taxes	(7,048,415)	(7,408,612)	(18,633,023)	(15,908,489)
Provision for income taxes	(2,849)	(92,825)	(497)	(207,895)
Net and comprehensive loss	$(7,051,264)	$(7,501,437)	$(18,633,520)	$(16,116,384)
Loss per share: basic and diluted	$(0.09)	$(0.10)	$(0.24)	$(0.20)
Weighted average shares outstanding: basic and diluted	79,094,230	78,840,312	79,066,768	78,808,903

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,633,520)	$(16,116,384)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and other amortization	33,929	75,837
Increase in fair value of warrant liability	2,942,829	331,853
Stock-based compensation	689,721	373,492
Deferred income taxes (benefit) provision	(9,777)	21,190
Write down of inventory	—	536,000
Non-cash interest expense	2,230,153	2,230,154
Changes in assets and liabilities:
Accounts receivable	(219,547)	1,385,389
Inventory	—	10,257,156
Deferred costs	54,776	(10,540,755)
Prepaid expenses and other current assets	705,066	382,780
Accounts payable, accrued expenses and other current liabilities	(854,097)	(528,807)
Deferred revenue	(553,755)	8,996,221
Other liabilities	(135,395)	(9,666)
Net cash (used in) operating activities	(13,749,617)	(2,605,540)
Cash flows from investing activities:
Capital expenditures	(27,863)	(39,326)
Net cash (used in) investing activities	(27,863)	(39,326)
Cash flows from financing activities:
Net proceeds from exercise of stock options	—	27,497
Buy back of stock options	—	(84,000)
Payment of employee tax obligations for common stock tendered	(12,327)	(193,052)
Net cash (used in) financing activities	(12,327)	(249,555)
Net decrease in cash and cash equivalents	(13,789,807)	(2,894,421)
Cash, cash equivalents and restricted cash at the beginning of period	37,101,586	56,174,046
Cash, cash equivalents and restricted cash at end of period	$23,311,779	$53,279,625
The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017, included in the 2017 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2017 Annual Report on Form 10-K filed on March 6, 2018. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2017 year-end condensed balance sheet data was derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved the Company’s orally-administered drug TPOXX® (“oral TPOXX®”) for the treatment of smallpox. There is no difference between the approved product and courses of oral TPOXX® that have been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”). As such, the Company received $41 million that previously had been held back under the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) Contract (see Note 3). Accordingly, management believes, based on currently forecasted operating costs that the Company will continue as a going concern for more than one year from the issuance date of these financial statements. Additionally, the Company invoiced BARDA for $50 million on July 31, 2018 and payment is due in August for a modification made to the BARDA Contract, in which BARDA exercised its option for a $50 million payment to the Company relating to FDA approval of 84-month expiry for oral TPOXX®.

Priority Review Voucher

Concurrent with the approval of oral TPOXX®, FDA granted the Company's request for a Priority Review Voucher (“PRV”). A PRV is a voucher that may be used to obtain an accelerated FDA review of future SIGA products or sold to a third party to obtain accelerated review of one of its future products.

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

The cumulative impact of adopting ASC 606 as of January 1, 2018 was a decrease to deferred revenue of approximately $1.8 million; a decrease to deferred costs of approximately $2.1 million; an increase to receivables of approximately $0.1 million and a net increase to opening accumulated deficit of $0.2 million, net of tax. For the three and six months ended June 30, 2018, the impact to revenues as a result of applying ASC 606 was an increase of approximately $0.1 million and $0.3 million, respectively.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s research and development contract for the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”) (see “IV Formulation R&D Contract” in Note 3) has a single performance obligation (research and development); individual services within the contract are not separately identifiable from other promises in the contract and, therefore, are not distinct from each other. The Company’s BARDA Contract has three performance obligations: one relates to the manufacture and delivery of product (and performance of services in connection with the manufacture and delivery of product), and the other two performance obligations relate to research and development in connection with oral TPOXX®. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.

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

Revenue connected with courses of oral TPOXX® delivered to the strategic stockpile and related services, milestones and advance payments (activities in combination that constitute one performance obligation) will be recognized at a point in time. Revenue associated with this performance obligation will be recognized when BARDA obtains control of the asset, which is upon delivery to and acceptance by the customer and at the point in time when the constraint on the consideration is resolved. The consideration, which is variable consideration, was constrained until the FDA approved oral TPOXX® for the treatment of smallpox on July 13, 2018. Prior to FDA approval, consideration had been constrained because the Replacement Obligation (as defined herein) had not been quantified or specified. With FDA approval, the replacement obligation has been quantified and specified as immaterial since there is no difference between the approved product and the courses of oral TPOXX® that have already been delivered to the strategic stockpile.

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

Contract Balances. The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheet. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost type arrangements, the customer generally pays the Company for its actual costs incurred. Such payments occur within a short period of time.

Remaining Performance Obligations. Remaining performance obligations represents the transaction price for which work has not been performed and excludes unexercised contract options. As of June 30, 2018 the aggregate amount of transaction price allocated to remaining performance obligations for the BARDA Contract and the IV Formulation R&D Contract was $11.5 million. The Company expects to recognize revenue over the next three to five years as the specific timing for satisfying the performance obligations is subjective and outside the Company’s control.

Deferred Revenue
When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. The Company recognizes deferred revenue as net sales once control of goods and/or services has been transferred to the customer and all revenue recognition criteria have been met and any constraints have been resolved.

The Company has deferred revenue in connection with the manufacture and delivery of oral TPOXX® under the BARDA contract. Revenue recognition as of June 30, 2018 was constrained by the possibility of product replacement pursuant to the Replacement Obligation. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox. With FDA approval, the replacement obligation has been quantified and specified as immaterial since there is no difference between the approved product and the courses of oral TPOXX® that have already been delivered to the Strategic Stockpile. As such, deferred revenue associated with the BARDA contract will be recorded as net sales during the three months ended September 30, 2018. Therefore, as of June 30, 2018, in light of this expectation, deferred revenue and deferred costs related to the BARDA contract (see amounts in Note 3) have been classified as current in the condensed consolidated balance sheet.

The following table presents changes in the Company's deferred revenue:

As of June 30, 2018
Balance at December 31, 2017	$378,896,803
Cumulative effect of accounting change	(1,780,050)
Billings in advance of revenue recognized	186,526
Revenue recognized	(740,281)
Balance at June 30, 2018	$376,562,998

Restricted Cash and Cash Equivalents
On January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. The new standard required that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Adoption of this guidance impacts the cash flow disclosure for the six months ended June 30, 2017; cash flows from operating activities, as disclosed herein, is $5.1 million less than the amount disclosed in the 2017 second quarter 10-Q.

A portion of the Company’s cash received under the Loan Agreement is restricted. In accordance with the Loan Agreement, cash placed in the reserve account is restricted. Except for $5 million, cash in the reserve account can only be utilized to pay interest on the Term Loan. The aforementioned $5 million was withdrawn from the reserve account on July 12, 2018 upon confirmation that there have been no events of default, and was placed in the Company's cash operating account. See Note 7 for additional information.

The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the condensed consolidated balance sheet for each respective period:

	As of
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$10,581,112	$19,857,833
Restricted cash - short-term	11,028,824	10,701,305
Restricted cash - long-term	1,701,843	6,542,448
Cash, cash equivalents and restricted cash	$23,311,779	$37,101,586

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$30,865,937	$28,701,824
Restricted cash - short-term	10,322,289	10,138,890
Restricted cash - long-term	12,091,399	17,333,332
Cash, cash equivalents and restricted cash	$53,279,625	$56,174,046

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

Reclassification
In connection with the FDA's approval of oral TPOXX® on July 13, 2018, the Company has classified all deferred revenue as of June 30, 2018 as current. The prior period presentation of $1.3 million of deferred revenue as accrued expenses and other current liabilities as of December 31, 2017 was reclassed to conform with the current year presentation.

3. Procurement Contract and Research Agreements
On May 13, 2011, the Company signed a contract with BARDA pursuant to which SIGA agreed to deliver two million courses of oral TPOXX® to the Strategic Stockpile. The contract with BARDA (as amended, modified, or supplemented from time to time, the “BARDA Contract”) includes a base contract (“Base Contract”) as well as options (described below). The Base Contract contemplates approximately $472.3 million of payments, of which $409.8 million is consideration for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $62.5 million is available for certain development and supportive activities.

Under the Base Contract, BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA. The delivery of 2.0 million courses of oral TPOXX® to the Strategic Stockpile was required in order for the Company to receive a $41 million hold back payment (see description of hold back payment below).

For courses of oral TPOXX® that have been physically delivered to the Strategic Stockpile, the Company has a product replacement obligation, at no cost to BARDA, in the event that the final version of oral TPOXX® approved by the FDA is different from any courses of oral TPOXX® that have been delivered to the Strategic Stockpile or if oral TPOXX® does not meet any specified label claims, fails release testing or does not meet the 38-month expiry period (from time of delivery to the Strategic Stockpile), or if oral TPOXX® is recalled or deemed to be recalled for any reason (the “Replacement Obligation”).

As of June 30, 2018, the Company has cumulatively delivered 2.0 million courses of oral TPOXX® to the Strategic Stockpile and received $368.9 million under the Base Contract in connection with the manufacture and delivery of courses of oral TPOXX®.

Such receipts were received in the following manner; a $41.0 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the Base Contract; a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for oral TPOXX®; an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for oral TPOXX®; a $20.5 million payment in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study had been submitted to and reviewed by a Data Safety and Monitoring Board (“DSMB”) and that such DSMB had recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA; and $286.9 million of payments for physical deliveries of oral TPOXX® to the Strategic Stockpile beginning in 2013.

On July13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox. There is no difference between the approved product and courses already delivered to the strategic stockpile. As such, pursuant to the terms of the BARDA Contract the Company received $41 million that previously had been held back; the hold back payment represented an approximate 10% hold back on the $409.8 million of total payments related to the manufacture and delivery of 1.7 million courses of oral TPOXX® under the Base Contract.

In addition to the Base Contract, the BARDA Contract also includes options. On July 30, 2018, the BARDA Contract was modified and BARDA exercised its option relating to FDA approval of 84-month expiry for oral TPOXX®, for which the Company has invoiced BARDA for $50.0 million and payment is due August 2018. The other options, if all were exercised by BARDA, would result in aggregate payments to the Company of $72.7 million, including up to $58.3 million of funding for development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX® and/or $14.4 million of funding for production-related activities related to warm-base manufacturing. BARDA may choose in its sole discretion not to exercise any or all of the unexercised options. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of those exercises was minimal.

The BARDA Contract expires in September 2020.

As described in Note 2, cash inflows related to delivery of courses under the BARDA Contract have been recorded as deferred revenue due to the constraint on the consideration received. As of June 30, 2018, the Company recorded $375.5 million of deferred revenue in connection with the BARDA contract (of which $368.9 million relates to the manufacture and delivery of 1.7 million courses of oral TPOXX® and the remainder relates to supportive activities). In addition, direct costs incurred by the Company to fulfill the delivery of courses also have been deferred. As of June 30, 2018 and December 31, 2017, deferred direct costs under the BARDA Contract were approximately $94.4 million and $96.5 million, respectively. The Company expects this deferred revenue and related deferred costs to be recognized as revenue and expense on the income statement in the third quarter of 2018 since the constraint on consideration was resolved with the FDA approval of oral TPOXX® on July 13, 2018.

Research Agreements and Grants
The Company has an R&D program for IV TPOXX®. This program is funded by a development contract with BARDA (“IV Formulation R&D Contract”). This contract has a period of performance that terminates on December 30, 2020.

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

Inventory consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Work in-process	$1,950,445	2,025,445
Finished goods	957,804	957,804
Inventory	$2,908,249	2,983,249

For the three and six months ended June 30, 2017, research and development expenses included net inventory-related losses of approximately $0 and $536,000. The $536,000 loss for the six months ended June 30, 2017, related to a $686,000 inventory write-down, partially offset by credits received from contract manufacturing organizations (“CMOs”) in connection with the inventory write-down.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	718,241	701,762
Furniture and fixtures	363,588	363,588
	3,501,857	3,485,378
Less - accumulated depreciation	(3,369,283)	(3,346,738)
Property, plant and equipment, net	$132,574	$138,640

Depreciation and amortization expense on property, plant, and equipment was $4,139 and $39,663 for the three months ended June 30, 2018 and 2017, respectively, and $33,929 and $75,837 for the six months ended June 30, 2018 and 2017, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Bonus	$893,888	$2,538,340
Accrued interest	936,695	87,955
Professional fees	372,204	381,980
Vacation	393,214	328,588
Other (primarily R&D vendors and CMOs)	692,436	889,398
Accrued expenses and other current liabilities	$3,288,437	$4,226,261

7. Financial Instruments

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share.

The Company accounted for the Warrant in accordance with the authoritative guidance which requires that free-standing derivative financial instruments with certain anti-dilution and cash settlement features be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. Accordingly, the Company classified the Warrant as a liability and reports the change in fair value in the statement of operations.

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the liability classified Warrant using the following assumptions: risk free interest rate of 1.60%; no dividend yield; an expected life of 10 years; and a volatility factor of 80%. The Company compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation as of December 31, 2016. These models generated substantially equal fair values for the Warrant. As such, the Company continued to utilize a Black-Scholes model for June 30, 2018 to determine the fair value of the Warrant.

As of June 30, 2018, the fair value of the Warrant was $14.4 million. The fair value of the liability classified Warrant was calculated using the following assumptions: risk free interest rate of 2.84%; no dividend yield; an expected life of 8.17 years; and a volatility factor of 80%.

For the three months ended June 30, 2018 and 2017, the Company recorded a gain of $360,285, and $294,356, respectively, as a result of the change in fair value of the liability classified Warrant. For the six months ended June 30, 2018 and 2017, the Company recorded a loss of $2.9 million and $331,853, respectively, as a result of the change in fair value of the liability classified Warrant.

8. Debt

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80.0 million (less fees and other items) on November 16, 2016 having satisfied certain pre-conditions. Such $80.0 million had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date (November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering (see Note 7) on November 16, 2016. As part of the satisfaction of a litigation claim, funds were released from the escrow account (the date on which such transfer occurred, the “Escrow Release Date”).

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80.0 million (the “Term Loan”), of which (i) $25.0 million was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5.0 million was also placed in the Reserve Account and up to the full amount of such $5.0 million was eligible to be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25.0 million is due and owing and any of such $5.0 million remains in the Reserve Account; and (iii) $50.0 million (net of fees and expenses then due and owing to the Lender) was paid as part of the final payment to satisfy a litigation claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus11.5%, subject to adjustments as set forth in the Loan Agreement. At June 30, 2018, the effective interest rate on the Term Loan, which includes interest payments and accretion of unamortized costs and fees, was 19.1%. The Company incurred approximately $3.8 million of interest expense during the three months ended June 30, 2018, of which $2.7 million was paid from restricted cash and the remaining $1.1 million accreted to the Term Loan balance. For the six months ended June 30, 2018, the Company incurred approximately $7.6 million of interest expense, of which $5.4 million was paid from restricted cash and the remaining $2.2 million accreted to the Term Loan balance. On July 12, 2018, upon confirmation that there have been no events of default, $5 million was withdrawn by the Company from the Reserve Account and was placed in the Company's cash operating account.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum cash balance throughout the term of the Term Loan and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business and enter into certain merger or consolidation transactions. The minimum cash requirement is $5.0 million until August 27, 2018 (45 days after FDA approval of oral TPOXX®), at which point the minimum cash requirement will become $20.0 million.

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

As of June 30, 2018, the Company is in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an additional $4.0 million will become payable when principal of the Term Loan is repaid. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant (see Note 7) with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, were recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts are being amortized on a straight-lined basis over the life of the related Term Loan. The Company compared the amortization under the effective interest method with the straight-lined basis and determined the results were not materially different. The $4.0 million that will be paid when principal is repaid is being accreted to the Term Loan balance each quarter on a per diem basis. As of June 30, 2018, the Term Loan balance is $73.3 million.

9. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as a liability are recorded at their fair market value as of each reporting period.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classify such liability classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $14.4 million at June 30, 2018.

At June 30, 2018, the fair value of the debt was $75.7 million and the carrying value of the debt was $73.3 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using Level 3 inputs.  The discount rate was determined using market participant assumptions.

There were no transfers between levels of the fair value hierarchy for the six months ended June 30, 2018. In addition, there were no Level 1 or Level 2 financial instruments as of June 30, 2018 and December 31, 2017.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability classified warrant
Warrant liability at December 31, 2017	$11,466,162
Increase in fair value of warrant liability	2,942,829
Warrant liability at June 30, 2018	$14,408,991

10. Per Share Data

The Company incurred losses for the three and six months ended June 30, 2018 and 2017 and as a result, the equity instruments listed below are excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would be anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three months ended June 30,			Six months ended June 30,
	2018		2017	2018	2017
Stock Options	1,038,071		1,541,472	1,050,202	1,625,254
Stock-Settled Stock Appreciation Rights	160,939		360,031	161,662	360,031
Restricted Stock Units	1,473,155	(1)	1,332,817	1,472,581	1,320,211
Warrants	2,690,950		2,690,950	2,690,950	2,690,950
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

12. Related Party Transactions

Board of Directors and Outside Counsel
A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended June 30, 2018 and 2017, the Company incurred expenses of $112,500 and $139,000, respectively, related to services provided by the outside counsel. During the six months ended June 30, 2018 and 2017, the Company incurred expenses of $220,000 and $217,000, respectively, related to services provided by the outside counsel. On June 30, 2018 the Company’s outstanding payables and accrued expenses included an approximate $75,000 liability to the outside counsel.

Real Estate Leases
On May 26, 2017 the Company and MacAndrews & Forbes Incorporated (“M&F”) entered into a ten-year Office Lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 27 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee will be $3,333 per month for the second year of the term and increasing by five percent each year thereafter, to $4,925 per month in the final year of the term.

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

As a result of the above-mentioned transactions, the Company discontinued usage of Old HQ in the third quarter of 2017. As such, during the year ended December 31, 2017 the Company recorded a loss of approximately $1.1 million in accordance with Accounting Standards Codification (“ASC”) 420, Exit or Disposal Obligations. This loss primarily represented the discounted value of estimated Rent Discrepancy payments to occur in the future, and included costs related to the termination of the old HQ Sublease. The Company also wrote-off approximately $0.1 million of leasehold improvements and furniture and fixtures related to the Old HQ.

The following table summarizes activity relating to the liability that was recorded as a result of the lease termination:

Lease Termination liability
Balance at December 31, 2017	$814,622
Charges (included in selling, general and administrative expenses)	7,534
Cash payments, net of sublease income	(156,305)
Balance at June 30, 2018	$665,851

As of June 30, 2018, approximately $0.3 million of the lease termination liability is included in Other liabilities on the Condensed Consolidated Balance sheet with the remainder included in accrued expenses.

Pre-Clinical Development Program
On May 17, 2018, the Company and vTv Therapeutics LLC (“vTv”) entered into an asset purchase agreement, pursuant to which the Company acquired data related to certain pre-clinical development activities. Such data contains information that could be used to potentially develop clinical drug candidates. A de minimis amount ($10) was paid by the Company to vTv in order to execute the asset purchase agreement. vTv, which is majority owned by M&F, will receive a royalty of 1-4% of sales in the event that SIGA is able to (i) successfully develop a drug from the acquired data and (ii) there are drug sales. Additionally, vTv will receive up to 10% of development revenues in the event that SIGA receives revenues in connection with any development activities.

13. Income Taxes

ASC 740, Income Taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts, and unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels in the future years. Based on the available evidence, as of June 30, 2018, the Company continues to conclude that its deferred tax assets are not realizable on a more-likely-than-not basis.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the 2017 Tax Cuts and Jobs Act (“TCJA”). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the effects of the TCJA, not to extend beyond one year from the date of enactment.

The Company’s accounting for certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of June 30, 2018. However, the Company was able to make reasonable estimates of the effect of the TCJA and, therefore, recorded provisional estimates for these items. The final impact of the TCJA may differ from the provisional amounts that have been recognized, due to, among other things, legislative or administrative actions to clarify the intent of the statutory language as well as any changes in accounting standards for income taxes or related interpretations in response to the TCJA. Additionally, the Company expects to file its U.S. tax returns for the tax year ended December 31, 2017 in the third quarter of 2018 and any changes to the tax positions for temporary differences compared to the estimates used may result in an adjustment of the estimated tax benefit recorded as of December 31, 2017.

For the three and six months ended June 30, 2018, the Company recorded an income tax provision of $2,849 and $497, respectively, on a pre-tax loss of $7.1 million and $18.7 million, respectively. The effective tax rate differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment, as of June 30, 2018, regarding realizability of its deferred tax assets.

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

Overview

We are a commercial-stage pharmaceutical company focused on the health security market. Health security comprises countermeasures for biological, chemical, radiological and nuclear attacks (biodefense market), vaccines and therapies for emerging infectious diseases, and health preparedness. Our lead product is an oral formulation of TPOXX® (“oral TPOXX®”), an antiviral drug for the treatment of human smallpox disease caused by variola virus.

On July 13, 2018 the United States Food & Drug Administration (“FDA”) approved oral TPOXX® for the treatment of smallpox. Oral TPOXX® is a novel small-molecule drug that has been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”) under the Project BioShield Act of 2004 (“Project BioShield”). Concurrent with the approval, FDA granted the Company's request for a Priority Review Voucher (“PRV”). A PRV is a voucher that may be used to obtain an accelerated FDA review of future SIGA products or sold to a third party to obtain accelerated review of one of its future products.

Lead Product-Oral TPOXX®

On May 13, 2011, the Company signed a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver two million courses of oral TPOXX® to the Strategic Stockpile. The contract with BARDA (as amended, modified, or supplemented from time to time the “BARDA Contract”) includes a base contract (“Base Contract”) as well as options. The Base Contract contemplates approximately $472.3 million of payments, of which $409.8 million is consideration for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $62.5 million is available for certain reimbursements in connection with development and supportive activities.

Under the Base Contract, BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA. As of June 30, 2018, the Company has cumulatively delivered 2.0 million courses of oral TPOXX® to the Strategic Stockpile.

For courses of oral TPOXX® that are physically delivered to the Strategic Stockpile, we have a replacement obligation (“Replacement Obligation”), in the event that the final version of oral TPOXX® approved by the FDA is different from any course of oral TPOXX® that has been delivered to the Strategic Stockpile or if oral TPOXX® does not meet any specific label claims, fails release testing or does not meet the 38-month expiry period (from time of delivery to the Strategic Stockpile), or if oral TPOXX® is recalled or deemed to be recalled for any reason.

On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox. There is no difference between the approved product and the courses that have already been delivered to the strategic stockpile.

In addition to the Base Contract, the BARDA Contract also contains various options. On July 30, 2018, the BARDA Contract was modified and BARDA exercised its option relating to FDA approval of 84-month expiry for oral TPOXX®, for which the Company has invoiced BARDA for $50.0 million and payment is due in August 2018. The other options, if exercised by BARDA would result in up to $58.3 million of funding for development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX® and/or $14.4 million of funding for production-related activities related to warm-base manufacturing. BARDA may choose in its sole discretion not to exercise any or all of the unexercised options. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of those exercises was minimal.

The BARDA Contract expires in September 2020.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox. There is no difference between the approved product and courses of oral TPOXX® that have been delivered to the Strategic Stockpile. As such, the Company received $41 million that previously had been held back under the BARDA Contract. Accordingly, management believes, based on currently forecasted operating costs that the Company will continue as a going concern for more than one year from the issuance date of these financial statements. Additionally, the Company invoiced BARDA for $50 million on July 31, 2018 and payment is due in August 2018 for a modification made to the BARDA Contract, in which BARDA exercised its option for a $50 million payment to the Company relating to FDA approval of 84-month expiry for oral TPOXX®.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appear in Item 7, Management; Discussion of Analysis and of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed on March 6, 2018. During the three months ended June 30, 2018 the only change to our Critical Accounting Policies was with respect to revenue recognition, which is discussed below.

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

Revenue under the BARDA Contract (see Note 3 to the condensed consolidated financial statements) connected with courses of oral TPOXX® that are manufactured and delivered to the Strategic Stockpile and related services, milestones and advance payments (activities in combination that constitute one performance obligation) will be recognized at a point in time. Revenue associated with this performance obligation will be recognized when BARDA obtains control of the asset, which will be upon delivery to and acceptance by the customer and at the point in time when the constraint on the consideration is reasonably resolved. The consideration, which is variable, was constrained until the FDA approved oral TPOXX® for the treatment of smallpox on July 13, 2018. Prior to FDA approval, consideration had been constrained because the Replacement Obligation (as defined herein) had not been quantified or specified. With FDA approval, the replacement obligation has been quantified and specified as immaterial since there is no difference between the approved product and the courses of oral TPOXX® that have already been delivered to the Strategic Stockpile. As a result, the deferred revenue, associated with the performance obligation, is expected to be recorded as net sales during the three months ended September 30, 2018.

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

Results of Operations

Three and six months ended June 30, 2018 and 2017

Revenues from research and development contracts for the three months ended June 30, 2018 and 2017, were $2.7 million and $4.3 million, respectively. The decrease in revenue of approximately $1.6 million, or 37.6%, primarily reflects a decrease in revenues from our federal contracts supporting the development of TPOXX®. Revenues from federal contracts supporting the development of TPOXX® have decreased because the number and scale of studies that were active during the quarter have decreased in comparison to the prior year activity. The decrease in activity is attributable to the filing of a new drug application (“NDA”) for oral TPOXX® in December 2017.

Revenues from research and development contracts for the six months ended June 30, 2018 and 2017, were $4.4 million and $9.5 million, respectively. The decrease in revenue of approximately $5.1 million, or 53.4%, primarily reflects a decrease in revenues from our federal contracts supporting the development of TPOXX®. Revenues from federal contracts supporting the development of TPOXX® have decreased because the number and scale of studies that were active during the quarter have decreased in comparison to the prior year activity. The decrease in activity is attributable to the filing of the NDA for oral TPOXX® in December 2017.

Selling, General and Administrative (“SG&A”) expenses for the three months ended June 30, 2018 and 2017, were $2.9 million and $3.1 million, respectively, reflecting a decrease of approximately $0.2 million, or 5.8%. The decrease is primarily attributable to lower professional fees during the period as well as a reduction in rent expense stemming from the change in corporate headquarters in May 2017.

SG&A expenses for the six months ended June 30, 2018 and 2017 were $5.9 million and $5.9 million, respectively. Non-recurring costs related to the application for listing our stock on The Nasdaq Global Market were offset by a reduction in rent expense stemming from the change in corporate headquarters in May 2017.

Research and Development (“R&D”) expenses for the three months ended June 30, 2018 and 2017 were $3.3 million and $5.1 million, respectively, reflecting a decrease of approximately $1.8 million, or 34.6%. The decrease is primarily attributable to a $2.4 million decrease in direct vendor-related expenses supporting the development of TPOXX® (number and scale of active studies for oral TPOXX® decreased). The decrease in TPOXX® vendor expenses was partially offset by an increase of approximately $0.7 million in direct vendor related expenses supporting the development of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”).

R&D expenses for the six months ended June 30, 2018 and 2017 were $6.3 million and $11.4 million, respectively, reflecting a decrease of approximately $5.1 million, or 44.7% The decrease is attributable to a $4.7 million net decrease in direct vendor-related expenses supporting the development of oral TPOXX® and IV TPOXX®; direct vendor related expenses related to oral TPOXX® decreased $5.8 million due to a decrease in the number and scale of active studies, whereas such expenses for IV TPOXX® increased $1.1 million. The decrease in R&D expenses is also partially attributable to there being no inventory write-down expenses in 2018; for the six months ended June 30, 2017, the Company incurred a net expense of $536,000 in connection with an inventory write-down.

Patent expenses for the three and six months ended June 30, 2018 were $178,332 and $396,805, respectively. Patent expenses for the three and six months ended June 30, 2017 were $197,017 and $437,615, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Interest expense for the three and six months ended June 30, 2018 was $3.8 million and $7.6 million, respectively. Interest expense in 2018 represents interest accrued on the Term Loan. The $7.6 million interest expense for the six months ended June 30, 2018 includes $5.4 million of cash payments from restricted cash and $2.2 million of accretion of unamortized costs and fees related to the Term Loan balance.

Interest expense for the three and six months ended June 30, 2017 was $3.7 million and $7.3 million, respectively. Interest expense in 2017 represents interest accrued on the Term Loan. The $7.3 million interest expense for the six months ended June 30, 2017 includes $5.1 million of cash payments from restricted cash, and $2.2 million of accretion of unamortized costs and fees related to the Term Loan balance.

Changes in the fair value of liability classified warrants to acquire common stock were recorded within the income statement. For the three months ended June 30, 2018 and 2017, we recorded a gain of approximately $0.4 million and $0.3 million, respectively, reflecting a decrease in the fair value of liability classified warrants primarily due to the decrease in our stock price during these periods. For the six months ended June 30, 2018 and 2017, we recorded a loss of approximately $2.9 million and $0.3 million, respectively, reflecting an increase in the fair value of liability classified warrants primarily due to the increase in our stock price during these periods.

For the three and six months ended June 30, 2018, we incurred pre-tax losses of $7.0 million and $18.6 million and a corresponding income tax expense of $2,849 and $497, respectively. The effective tax rate during the three and six months ended June 30, 2018 was 0.04% and 0.00%, respectively. Our effective tax rate for the period ended June 30, 2018 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding realizability of its deferred tax assets. For the three and six months ended June 30, 2017, we incurred pre-tax losses of $7.4 million and $15.9 million, respectively, and a corresponding income tax expense of $92,825 and $207,895, respectively.

Liquidity and Capital Resources

As of June 30, 2018, we had $10.6 million in unrestricted cash and cash equivalents compared with $19.9 million at December 31, 2017. As of June 30, 2018, we had $12.7 million of restricted cash. The restricted cash is utilized to pay interest on the Term Loan as it becomes due and $5.0 million of the restricted cash balance was eligible to be withdrawn upon the satisfaction of certain conditions and such amount was withdrawn (and placed in the Company's cash operating account) on July 12, 2018. See Note 8 to the condensed consolidated financial statements for additional information.

Operating Activities
Net cash used in operations for the six months ended June 30, 2018 and 2017 was $13.7 million and $2.6 million, respectively.  For the six months ended June 30, 2018, cash usage was primarily due to $7.3 million of cash operating expenses (net loss adjusted for non-cash items noted in the cash flow statement such as non-cash interest expense and the change in fair value of our warrants) and $5.4 million of cash interest expense on the Term Loan. For the six months ended June 30, 2017, we received $8.5 million from BARDA for product delivery, which was offset by recurring operating costs and $2.1 million of payments to contract manufacturing organizations for the manufacture and related support of oral TPOXX®.

Investing Activities
For the six months ended June 30, 2018 and 2017 cash usage of approximately $27,000 and $39,000, respectively, related to capital expenditures.

Financing Activities
Net cash used by financing activities for the six months ended June 30, 2018 was approximately $12,000. Net cash used by financing activities for the six months ended June 30, 2017 was approximately $250,000, which primarily consisted of cash used to repurchase $193,000 of common stock in order to meet minimum statutory tax withholding requirements in respect of restricted shares issued to employees and to buy back $84,000 of options at intrinsic value. Such cash usage was partially offset by $27,000 of proceeds received from option exercises.

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

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market and the enforceability of the BARDA Contract. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that potential products that appear promising to SIGA or its collaborators cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (ii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products, (iii) the risk that SIGA may not be able to obtain anticipated funding for its development projects or other needed funding, including from anticipated governmental contracts and grants (iv) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (v) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (vi) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (vii) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (viii) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the BARDA Contract or other governmental contracts, (ix) the risk that the BARDA Contract is modified or canceled at the request or requirement of the U.S. government, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that the U.S. government’s responses (including inaction) to the national and global economic situation may affect SIGA’s business adversely and (xiv) the risk that SIGA’s internal controls will not be effective in detecting or preventing a misstatement in SIGA’s financial statements. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objectives are the preservation of investment capital. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are also subject to the risk of rising LIBOR rates; whenever the minimum rates for one-month, two-month, three-month and six-month LIBOR rates (“minimum LIBOR rate”) are above 1%, then the interest rate charged on the Term Loan could increase materially depending on the magnitude of any increase in LIBOR rates. For every increase of 0.5% in the minimum LIBOR rate (e.g., an increase from a LIBOR rate of 2.25% to 2.75%), annual interest payments on the Term Loan would increase by approximately $0.4 million. Furthermore, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability classified warrant in which 2.7 million shares of SIGA common stock can be purchased at a strike price of $1.50 per share. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability classified warrant will increase by approximately $2.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although such claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of such current pending matters, if any, will not have a material adverse effect on our business, condensed consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

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

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Second Amendment to Credit Agreement dated June 25, 2018
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	August 7, 2018	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)