Form 10-Q
period 2018-09-30
SIGA TECHNOLOGIES INC
filed 2018-11-06
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2018
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of October 31, 2018, the registrant had outstanding 80,330,779 shares of common stock, par value $.0001, per share

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements
SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$103,985,265	$19,857,833
Restricted cash, short-term	4,095,369	10,701,305
Accounts receivable	1,539,538	1,802,107
Inventory	2,908,249	2,983,249
Prepaid expenses and other current assets	1,134,925	2,019,999
Total current assets	113,663,346	37,364,493

Property, plant and equipment, net	117,864	138,640
Restricted cash, long-term	—	6,542,448
Deferred costs	—	96,592,334
Deferred tax assets, net	27,952,578	2,431,963
Goodwill	898,334	898,334
Other assets	1,095,199	702,167
Total assets	$143,727,321	$144,670,379
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)
Current liabilities
Accounts payable	$894,792	$1,328,867
Accrued expenses and other current liabilities	4,310,917	5,481,579
Total current liabilities	5,205,709	6,810,446
Deferred revenue	—	377,641,485
Warrant liability	10,729,818	11,466,162
Other liabilities	903,953	840,253
Long-term debt	74,414,036	71,050,324
Total liabilities	91,253,516	467,808,670
Commitments and contingencies
Stockholders’ equity/(deficiency)
Common stock ($.0001 par value, 600,000,000 shares authorized, 80,320,535 and 79,039,000 issued and outstanding at September 30, 2018, and December 31, 2017, respectively)	8,032	7,904
Additional paid-in capital	220,647,968	214,229,581
Accumulated deficit	(168,182,195)	(537,375,776)
Total stockholders’ equity/(deficiency)	52,473,805	(323,138,291)
Total liabilities and stockholders’ equity/(deficiency)	$143,727,321	$144,670,379

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues
Product sales and supportive services	$468,865,229	$—	$468,865,229	$—
Research and development	2,210,095	1,390,254	6,619,245	10,856,601
Total revenues	471,075,324	1,390,254	475,484,474	10,856,601

Operating expenses
Cost of sales and supportive services	95,166,271	—	95,166,271	—
Selling, general and administrative	3,114,678	3,093,926	9,051,617	9,022,039
Research and development	3,723,198	2,470,835	10,043,205	13,899,162
Patent expenses	186,028	250,857	582,833	688,471
Lease termination	—	1,225,421	—	1,225,421
Total operating expenses	102,190,175	7,041,039	114,843,926	24,835,093
Operating income (loss)	368,885,149	(5,650,785)	360,640,548	(13,978,492)
Loss from change in fair value of warrant liability	(2,328,674)	(295,771)	(5,271,503)	(627,624)
Interest expense	(3,924,124)	(3,737,175)	(11,516,103)	(10,995,900)
Other income, net	5,067	2,021	151,454	11,818
Income (loss) before income taxes	362,637,418	(9,681,710)	344,004,396	(25,590,198)
Benefit (provision) for income taxes	25,412,995	(134,668)	25,412,498	(342,563)
Net and comprehensive income (loss)	$388,050,413	$(9,816,378)	$369,416,894	$(25,932,761)
Basic earnings (loss) per share	$4.85	$(0.12)	$4.64	$(0.33)
Diluted earnings (loss) per share	$4.71	$(0.12)	$4.53	$(0.33)
Weighted average shares outstanding: basic	80,023,044	78,908,929	79,650,373	78,842,611
Weighted average shares outstanding: diluted	82,929,476	78,908,929	82,744,227	78,842,611

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net Income (loss)	$369,416,894	$(25,932,761)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	48,639	105,212
Increase in fair value of warrant liability	5,271,503	627,624
Lease termination	—	1,225,421
Stock-based compensation	1,866,279	773,671
Net realization of deferred revenue and costs due to FDA approval	(281,950,853)	—
Deferred income taxes (benefit) provision	(25,520,615)	20,383
Write down of inventory	—	536,000
Non-cash interest expense	3,363,712	3,363,712
Changes in assets and liabilities:
Accounts receivable	369,872	2,542,204
Inventory	—	22,690,715
Deferred costs	—	(24,091,967)
Prepaid expenses and other current assets	960,074	(137,970)
Other assets	(393,032)	—
Accounts payable, accrued expenses and other current liabilities	(1,033,651)	(1,719,229)
Deferred revenue	—	9,963,188
Other liabilities	63,700	(199,501)
Net cash provided by (used in) operating activities	72,462,522	(10,233,298)
Cash flows from investing activities:
Capital expenditures	(27,863)	(54,242)
Net cash (used in) investing activities	(27,863)	(54,242)
Cash flows from financing activities:
Net proceeds from exercise of stock options	252,679	27,497
Buy back of stock options	—	(84,000)
Payment of employee tax obligations for common stock tendered	(1,708,290)	(193,052)
Net cash (used in) financing activities	(1,455,611)	(249,555)
Net increase (decrease) in cash and cash equivalents	70,979,048	(10,537,095)
Cash, cash equivalents and restricted cash at the beginning of period	37,101,586	56,174,046
Cash, cash equivalents and restricted cash at end of period	$108,080,634	$45,636,951

Supplemental disclosure of cash flows information:
Conversion of warrants to common stock	$6,007,847	$—

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2017, included in the 2017 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2017 Annual Report on Form 10-K filed on March 6, 2018. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2017 year-end condensed consolidated balance sheet data were derived from the audited financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved the Company’s orally-administered drug TPOXX® (“oral TPOXX®”) for the treatment of smallpox. There is no difference between the approved product and courses of oral TPOXX® that had been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”). As such, in July 2018, the Company received $41 million that previously had been held back under the 2011 U.S. Biomedical Advanced Research and Development Authority (“BARDA”) Contract (see Note 3). Additionally, since July 2018, the Company has received: a $50 million payment from BARDA in August 2018 as a result of the exercise of an option (through modification of the 2011 BARDA Contract (defined in Note 3)) relating to FDA approval of 84-month expiry for oral TPOXX®; and $80 million of cash proceeds from the sale of its PRV (defined below). Furthermore, the 2018 BARDA Contract (defined in Note 3), awarded in September 2018, could provide payments of up to $629 million to the Company over the next series of years. Accordingly, management believes, based on currently forecasted operating costs that the Company will continue as a going concern.

Priority Review Voucher

Concurrent with the approval of oral TPOXX®, the FDA granted the Company's request for a Priority Review Voucher (“PRV”). A PRV is a voucher that may be used to obtain an accelerated FDA review of a product candidate. On October 31, the Company sold its PRV for cash consideration of $80.0 million (see Note 14).

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

The cumulative impact of adopting ASC 606 as of January 1, 2018 was a decrease to deferred revenue of approximately $1.8 million; a decrease to deferred costs of approximately $2.1 million; an increase to receivables of approximately $0.1 million and a net increase to opening accumulated deficit of $0.2 million, net of tax. For the three and nine months ended September 30, 2018, the impact to revenues as a result of applying ASC 606 was an increase of approximately $1.0 million and $1.3 million, respectively.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s research and development contract for the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”) (see “IV Formulation R&D Contract” in Note 3) has a single performance obligation (research and development); individual services within the contract are not separately identifiable from other promises in the contract and, therefore, are not distinct from each other. The Company’s 2011 BARDA Contract has three performance obligations: one relates to the manufacture and delivery of product (and performance of services in connection with the manufacture and delivery of product), and the other two performance obligations relate to research and development in connection with oral TPOXX®.

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

Revenue connected with courses of oral TPOXX® delivered to the Strategic Stockpile and related services, milestones and advance payments (activities in combination that constitute one performance obligation) under the 2011 BARDA Contract has been recognized at a point in time. Revenue associated with this performance obligation was recognized when BARDA obtained control of the asset, which was upon delivery to and acceptance by the customer and at the point in time when the constraint on the consideration was resolved. The consideration, which is variable consideration, was constrained until the FDA approved oral TPOXX® for the treatment of smallpox on July 13, 2018. Prior to FDA approval, consideration had been constrained because the Replacement Obligation (as defined in Note 3) had not been quantified or specified. Following FDA approval, the Replacement Obligation was quantified and deemed to be immaterial since there was no difference between the approved product and the courses of oral TPOXX® that had already been delivered to the Strategic Stockpile.

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

The nature of the work required to be performed on many of the Company’s performance obligations and the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. The consideration associated with research and development services is variable as the total amount of services to be performed has not been finalized. The Company estimates variable consideration as the most likely amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur and when any uncertainty associated with variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our historical and anticipated performance, external factors, trends and all other information (historical, current and forecasted) that is reasonably available to us.

A significant change in one or more of these estimates could affect the profitability of the Company’s contracts. As such, the Company reviews and updates its contract-related estimates regularly. The Company recognizes adjustments in estimated revenues, research and development expenses and cost of sales and supportive services under the cumulative catch-up method. Under this method, the impact of the adjustment on revenues, research and development expenses and cost of sales and supportive services recorded to date on a contract is recognized in the period the adjustment is identified.

Contract Balances. The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheet. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. As of September 30, 2018 the aggregate amount of transaction price allocated to remaining performance obligations for the 2011 BARDA Contract, 2018 BARDA Contract and the IV Formulation R&D Contract is $60.2 million. The Company expects to recognize revenue over the next five years as the specific timing for satisfying the performance obligations is subjective and outside the Company’s control.

Deferred Revenue
When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. The Company recognizes deferred revenue as net revenues once control of goods and/or services has been transferred to the customer and all revenue recognition criteria have been met and any constraints have been resolved.

Historically, the Company deferred revenue in connection with the manufacture and delivery of oral TPOXX® under the 2011 BARDA Contract. Revenue recognition as of June 30, 2018 was constrained by the possibility of product replacement pursuant to the Replacement Obligation. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox. As a result of FDA approval, the replacement obligation was quantified and deemed to be immaterial since there was no difference between the approved product and the courses of oral TPOXX® that had already been delivered to the Strategic Stockpile. As such, deferred revenue as of June 30, 2018 associated with the 2011 BARDA Contract was recorded as product sales and supportive services during the three months ended September 30, 2018.

The following table presents changes in the Company's deferred revenue:

As of September 30, 2018
Balance at December 31, 2017	$378,896,803
Cumulative effect of accounting change	(1,780,050)
Billings in advance of revenue recognized	—
Revenue recognized	(376,432,521)
Balance at September 30, 2018, included in Accrued expenses and other current liabilities	$684,232

As of December 31, 2017, approximately $1.3 million of deferred revenue was included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet.

Restricted Cash and Cash Equivalents
On January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Adoption of this guidance impacts the cash flow disclosure for the nine months ended September 30, 2017; cash flows from operating activities, as disclosed herein, is $7.6 million less than the amount disclosed in the 2017 third quarter 10-Q.

A portion of the Company’s cash received under the Loan Agreement is restricted. In accordance with the Loan Agreement, cash placed in a specified reserve account is restricted. Except for $5 million, cash in the reserve account could only be utilized to pay interest on the Term Loan. The aforementioned $5 million was withdrawn from the reserve account on July 12, 2018 upon confirmation that there had been no events of default, and was placed in the Company's cash operating account. See Note 7 for additional information.

The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the condensed consolidated balance sheet for each respective period:

	As of
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$103,985,265	$19,857,833
Restricted cash - short-term	4,095,369	10,701,305
Restricted cash - long-term	—	6,542,448
Cash, cash equivalents and restricted cash	$108,080,634	$37,101,586

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$25,798,125	$28,701,824
Restricted cash - short-term	10,408,810	10,138,890
Restricted cash - long-term	9,430,016	17,333,332
Cash, cash equivalents and restricted cash	$45,636,951	$56,174,046

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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which relates to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. The Company has elected to adopt the standard using the modified retrospective transition approach with a January 1, 2019 effective date of initial application. Under the modified retrospective transition method, the Company will recognize a cumulative effect adjustment to retained earnings as of the effective date in the period of adoption. Consequently, comparative financial information and disclosures provided for dates and periods before January 1, 2019 will not be updated in the Company’s future filings. While the Company is continuing to evaluate the impact that ASU No. 2016-02 will have on its consolidated financial statements, the Company expects its real estate leases to be capitalized and have a material impact on its consolidated balance sheet.

3. Procurement Contracts and Research Agreements

2018 BARDA Contract

On September 10, 2018, the Company entered into a contract with BARDA pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. Additionally, the contract also includes funding from BARDA for advanced development of the IV formulation of TPOXX®; post-marketing activities for oral TPOXX®; and supportive procurement activities. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2018 BARDA Contract”) contemplates up to approximately $628.7 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years and up to approximately $577.0 million of payments are specified as options. BARDA may choose in its sole discretion when, or whether, to exercise any of the options. The period of performance for options is up to ten years and such options could be exercised at any time during the contract term, including during the base period of performance. For the three and nine months ended September 30, 2018, the revenue and expense recognized under the 2018 BARDA Contract was immaterial.

The base period of performance includes payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX®, of which $3.2 million of payments are to be paid upon the manufacture of bulk drug substance to be used in the manufacture of the final drug product courses of IV TPOXX®; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities.

Options, in total, provide for payments up to approximately $577.0 million (if all options are exercised). There are options for the following activities: payments of up to $450.2 million for the delivery of up to approximately 1,452,300 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of final drug product of IV TPOXX®, of which up to $30.7 million of payments would be paid upon the manufacture of bulk drug substance to be used in the manufacture of the final drug product courses of IV TPOXX®; payments of up to approximately $44.4 million to fund post-marketing activities for oral and IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 2018 BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion on whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to make independent exercise decisions. If BARDA decides to only exercise IV BDS Options, then the Company would receive payments up to $30.7 million; alternatively, if BARDA decides to exercise both IV BDS Options and IV FDP Options, then the Company would receive payments up to $76.8 million.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which SIGA agreed to deliver two million courses of oral TPOXX® to the Strategic Stockpile. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2011 BARDA Contract”) includes a base contract, as modified, (“2011 Base Contract”) as well as options (described below). The 2011 Base Contract specifies approximately $508.7 million of payments, of which $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and up to $48.9 million in total is available for certain development and supportive activities, of which $43.8 million has been received as of September 30, 2018.

Prior to FDA approval of oral TPOXX®, the Company had a product replacement obligation (the “Replacement Obligation”) in the event that the final version of TPOXX® approved by the FDA was different from any courses of TPOXX® that had been delivered to the Strategic Stockpile. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox and there is no difference between the approved product and courses in the Strategic Stockpile. For courses of oral TPOXX® that have been physically delivered to the Strategic Stockpile, the Company has a product replacement obligation, at no cost to BARDA, in the event that oral TPOXX® is recalled or deemed to be recalled for any reason.

As of September 30, 2018, the Company had cumulatively delivered 2.0 million courses of oral TPOXX® to the Strategic Stockpile and received $459.8 million under the 2011 Base Contract in connection with the manufacture and delivery of courses of oral TPOXX®. Such receipts were received in the following manner; a $41.0 million advance payment in 2011 for the completion of certain planning and preparatory activities related to the 2011 Base Contract; a $12.3 million milestone payment in 2012 for the completion of the product labeling strategy for oral TPOXX®; an $8.2 million milestone payment in 2013 for the completion of the commercial validation campaign for oral TPOXX®; a $20.5 million payment in 2016 for submission of documentation to BARDA indicating that data covering the first 100 subjects enrolled in the phase III pivotal safety study had been submitted to and reviewed by a Data Safety and Monitoring Board (“DSMB”) and that such DSMB had recommended continuation of the safety study, as well as submission of the final pivotal rabbit efficacy study report to the FDA; $286.9 million of payments for physical deliveries of oral TPOXX® to the Strategic Stockpile beginning in 2013; a $40.9 million holdback payment in 2018 for the FDA-approved version of oral TPOXX® not being any different from courses of oral TPOXX® that had been delivered to the Strategic Stockpile; and a $50.0 million payment (following an option exercise) for FDA approval of 84-month expiry for oral TPOXX®.

The 2011 BARDA Contract includes options. On July 30, 2018, the 2011 BARDA Contract was modified and BARDA exercised its option relating to FDA approval of aforementioned 84-month expiry for oral TOPXX® for which the Company was paid $50.0 million in August 2018. With the option exercise, the 2011 BARDA Contract was modified so that the 2011 Base Contract increased by $50.0 million. Remaining options, if all were exercised by BARDA, would result in aggregate payments to the Company of $72.7 million, including up to $58.3 million of funding for development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX® and/or $14.4 million of funding for production-related activities related to warm-base manufacturing. BARDA may choose, in its sole discretion not to exercise any or all of the unexercised options. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of those exercises was immaterial.

The 2011 BARDA Contract expires in September 2020.

As described in Note 2, cash inflows related to delivery of courses under the 2011 BARDA Contract had been recorded as deferred revenue prior to FDA approval of oral TPOXX®, which occurred in the third quarter 2018. The deferral was due to a constraint on the consideration received. During the third quarter 2018, the constraint was satisfied with FDA approval of oral TPOXX®. As such, $375.6 million associated with cash consideration received in prior periods under the 2011 BARDA Contract has been recognized as revenue for the three and nine months ended September 30, 2018. Separately, as discussed above, $91 million of revenues have been recognized in the third quarter in connection with a $41 million holdback payment (under the 2011 BARDA Contract) and a $50 million payment for achieving 84-month expiry for oral TPOXX® (under the 2011 BARDA Contract). Direct costs incurred by the Company to fulfill the delivery of courses had also been deferred. As of December 31, 2017, deferred direct costs under the 2011 BARDA Contract were approximately $96.5 million. In connection with the FDA approval of oral TPOXX®, all related deferred costs have been recognized in the condensed consolidated statement of operations during the third quarter of 2018.

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

4. Inventory

Due to the deferral of revenue under the 2011 BARDA Contract (see Note 2 for additional information), amounts that would be otherwise recorded as cost of sales for delivered courses had been recorded as deferred costs on the condensed consolidated balance sheet. In the third quarter of 2018, such deferred costs were expensed. Inventory includes costs related to the manufacture of TPOXX®.

Inventory consisted of the following:

	As of
	September 30, 2018	December 31, 2017
Work in-process	$1,950,445	2,025,445
Finished goods	957,804	957,804
Inventory	$2,908,249	2,983,249

For the nine months ended September 30, 2017, research and development expenses included net inventory-related losses of approximately $536,000 related to a $686,000 inventory write-down, partially offset by credits received from contract manufacturing organizations (“CMOs”) in connection with the inventory write-down. No such losses were incurred in 2018.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2018	December 31, 2017
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	558,118	701,762
Furniture and fixtures	363,588	363,588
	3,341,734	3,485,378
Less - accumulated depreciation	(3,223,870)	(3,346,738)
Property, plant and equipment, net	$117,864	$138,640

Depreciation and amortization expense on property, plant, and equipment was $14,710 and $29,375 for the three months ended September 30, 2018 and 2017, respectively, and $48,639 and $105,212 for the nine months ended September 30, 2018 and 2017, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2018	December 31, 2017
Bonus	$1,284,707	$2,538,340
Deferred revenue-R&D for TPOXX® intravenous formulation	684,232	1,255,318
Professional fees	411,290	381,980
Vacation	323,651	328,588
Other (primarily R&D vendors and CMOs)	1,607,037	977,353
Accrued expenses and other current liabilities	$4,310,917	$5,481,579

7. Financial Instruments

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the 2016 rights offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the 2016 rights offering; accordingly, the exercise price of the Warrant was set at $1.50 per share.

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

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability-classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the liability-classified Warrant using the following assumptions: risk free interest rate of 1.60%; no dividend yield; an expected life of 10 years; and a volatility factor of 80%. The Company compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation as of December 31, 2016. These models generated substantially equal fair values for the Warrant. As such, the Company continued to utilize a Black-Scholes model for September 30, 2018 to determine the fair value of the Warrant.

As of September 30, 2018, the fair value of the Warrant was $10.7 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk free interest rate of 3.03%; no dividend yield; an expected life of 7.9 years; and a volatility factor of 70%.

For the three months ended September 30, 2018 and 2017, the Company recorded a loss of $2.3 million, and $0.3 million, respectively, as a result of the change in fair value of the liability-classified Warrant. For the nine months ended September 30, 2018 and 2017, the Company recorded a loss of $5.3 million and $0.6 million, respectively, as a result of the change in fair value of the liability-classified Warrant. In addition, during the three months ended September 30, 2018 approximately $6.0 million of warrants were exercised resulting in the net issuance of approximately 760,000 shares of common stock. As of September 30, 2018 there are approximately 1.7 million shares underlying the Warrants.

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

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80.0 million (the “Term Loan”), of which (i) $25.0 million was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5.0 million was also placed in the Reserve Account and up to the full amount of such $5.0 million was eligible to be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25.0 million is due and owing and any of such $5.0 million remains in the Reserve Account; and (iii) $50.0 million (net of fees and expenses then due and owing to the Lender) was paid as part of the final payment to satisfy a litigation claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus , subject to adjustments as set forth in the Loan Agreement. At September 30, 2018, the effective interest rate on the Term Loan, which includes interest payments and accretion of unamortized costs and fees, was 19.21%. The Company incurred approximately $3.9 million of interest expense during the three months ended September 30, 2018, of which $2.8 million was paid from restricted cash and the remaining $1.1 million accreted to the Term Loan balance. For the nine months ended September 30, 2018, the Company incurred approximately $11.5 million of interest expense, of which $8.1 million was paid from restricted cash and the remaining $3.4 million accreted to the Term Loan balance. On July 12, 2018, upon confirmation that there had been no events of default, $5 million was withdrawn by the Company from the Reserve Account and was placed in the Company's cash operating account. On October 31, 2018, the Loan Agreement was amended to expand the definition of permitted dispositions to include a sale of the PRV. In connection with the amendment, proceeds from the sale of the PRV ($80 million) have been placed in a restricted cash account; such restricted account is to be used only for interest and principal payments (other than those in connection with an event of default) on the Term Loan, and the payment of certain fees and expenses related to the PRV sale.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum cash balance throughout the term of the Term Loan and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business, make cash distributions and enter into certain merger or consolidation transactions. The minimum cash requirement was $5.0 million until August 27, 2018 (45 days after FDA approval of oral TPOXX®), at which point the minimum cash requirement became $20.0 million.

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

As of September 30, 2018, the Company is in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an additional $4.0 million will become payable when principal of the Term Loan is repaid. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant (see Note 7) with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, were recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts are being amortized on a straight-line basis over the life of the related Term Loan. The Company compared the amortization under the effective interest method with the straight-line basis and determined the results were not materially different. The $4.0 million that will be paid when principal is repaid is being accreted to the Term Loan balance each quarter on a per diem basis. As of September 30, 2018, the Term Loan balance is $74.4 million.

9. Fair Value of Financial Instruments

The carrying value of cash equivalents, restricted cash, accounts payable and accrued expenses and other current liabilities approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as a liability are recorded at their fair market value as of each reporting period.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classifies such liability-classified warrants in Level 3. As described in Note 7, the fair value of the liability-classified warrant was $10.7 million at September 30, 2018.

At September 30, 2018, the fair value of the debt was $88.6 million and the carrying value of the debt was $74.4 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using Level 3 inputs.  The discount rate was determined using market participant assumptions.

There were no transfers between levels of the fair value hierarchy for the nine months ended September 30, 2018. In addition, there were no Level 1 or Level 2 financial instruments as of September 30, 2018 and December 31, 2017.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2017	$11,466,162
Increase in fair value of warrant liability	5,271,503
Exercise of warrants	(6,007,847)
Warrant liability at September 30, 2018	$10,729,818

10. Per Share Data

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

The following is a reconciliation of the basic and diluted earning (loss) per share computation:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss) for basic earnings per share	$388,050,413	$(9,816,378)	$369,416,894	$(25,932,761)
Less: Change in fair value of warrants	(2,328,674)	—	(5,271,503)	—
Net income (loss), adjusted for change in fair value of warrants for diluted earnings per share	$390,379,087	$(9,816,378)	$374,688,397	$(25,932,761)
Weighted-average shares	80,023,044	78,908,929	79,650,373	78,842,611
Effect of potential common shares	2,906,432	—	3,093,854	—
Weighted-average shares: diluted	82,929,476	78,908,929	82,744,227	78,842,611
Earnings (loss) per share: basic	$4.85	$(0.12)	$4.64	$(0.33)
Earnings (loss) per share: diluted	$4.71	$(0.12)	$4.53	$(0.33)

For the three and nine months ended September 30, 2018, the diluted earnings per share calculation reflects the effect of the assumed exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. Diluted shares outstanding include the dilutive effect of in-the-money options and warrants, unvested restricted stock and unreleased restricted stock units. The dilutive effect of warrants and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.

The Company incurred losses for the three and nine months ended September 30, 2017 and as a result, the equity instruments listed below are excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would be anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three months ended September 30,	Nine months ended September 30,
	2017	2017
Stock Options	1,200,123	1,485,466
Stock-Settled Stock Appreciation Rights	360,031	360,031
Restricted Stock Units	1,472,001	1,371,364
Warrants	2,690,950	2,690,950

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

12. Related Party Transactions

Board of Directors and Outside Counsel
A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended September 30, 2018 and 2017, the Company incurred expenses of $115,600 and $82,000, respectively, related to services provided by the outside counsel. During the nine months ended September 30, 2018 and 2017, the Company incurred expenses of $335,349 and $298,000, respectively, related to services provided by the outside counsel. On September 30, 2018 the Company’s outstanding payables and accrued expenses included an approximate $77,800 liability to the outside counsel.

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

The following table summarizes activity relating to the liability that was recorded as a result of the lease termination:

Lease Termination liability
Balance at December 31, 2017	$814,622
Charges (included in selling, general and administrative expenses)	14,149
Cash payments, net of sublease income	(239,309)
Balance at September 30, 2018	$589,462

As of September 30, 2018, approximately $0.3 million of the lease termination liability is included in Other liabilities on the Condensed Consolidated Balance sheet with the remainder included in Accrued expenses and other current liabilities.

Pre-Clinical Development Program
On May 17, 2018, the Company and vTv Therapeutics LLC (“vTv”) entered into an asset purchase agreement, pursuant to which the Company acquired data related to certain pre-clinical development activities. Such data contain information that could be used to potentially develop clinical drug candidates. A de minimis amount ($10) was paid by the Company to vTv in order to execute the asset purchase agreement. vTv, which is majority owned by M&F, will receive a royalty of 1-4% of sales in the event that SIGA is able to (i) successfully develop a drug from the acquired data and (ii) there are drug sales. Additionally, vTv will receive up to 10% of development revenues in the event that SIGA receives revenues in connection with any development activities.

13. Income Taxes

ASC 740, Income Taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. At each reporting date, the Company considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. During the quarter ended September 30, 2018, the Company received FDA approval and recorded revenue related to the delivery of its TPOXX® product. The Company also recorded revenue related to the FDA holdback payment and the payment for 84-month expiry. In addition, the Company entered into a new contract with BARDA for the purchase of up to 1.7 million courses of TPOXX®. Based on these factors, the Company determined during the quarter ended September 30, 2018 that sufficient positive evidence exists to conclude that substantially all of its deferred tax assets are realizable on a more-likely-than-not basis.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the 2017 Tax Cuts and Jobs Act (“TCJA”). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the effects of the TCJA, not to extend beyond one year from the date of enactment. The Company's accounting for the TCJA is complete as of September 30, 2018 with no significant differences from our provisional estimates.

For the three and nine months ended September 30, 2018, we incurred pre-tax income of $362.6 million and $344.0 million and a corresponding income tax benefit of $25.4 million and $25.4 million, respectively, which includes a discrete benefit of $25.8 million for both periods. For the three and nine month period, the $25.8 million benefit primarily relates to the Company’s assessment that its deferred tax assets are realizable on a more-likely-than-not basis as a result of the award of the 2018 BARDA Contract and current forecasts of future pre-tax earnings.

14. Subsequent Events

On October 31, 2018, the Company sold its PRV for cash consideration of $80 million. In connection with the PRV sale, the Loan Agreement was amended to expand the definition of permitted dispositions to include a sale of the PRV. Proceeds from the sale of the PRV ($80 million) were placed in a restricted cash account. The restricted account is to be used only for interest and principal payments (other than those in connection with an event of default) on the Term Loan, and the payment of certain fees and expenses related to the PRV sale.

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

On July 13, 2018 the United States Food & Drug Administration (“FDA”) approved oral TPOXX® for the treatment of smallpox. Oral TPOXX® is a novel small-molecule drug that has been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”) under the Project BioShield Act of 2004 (“Project BioShield”). Concurrent with the approval, FDA granted the Company's request for a Priority Review Voucher (“PRV”). A PRV is a voucher that may be used to obtain an accelerated FDA review of a product candidate. On October 31, 2018, the Company sold its PRV for cash consideration of $80.0 million.

Lead Product-TPOXX®

2018 BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract also includes funding from BARDA for advanced development of the IV TPOXX®; post-marketing activities for oral TPOXX®; and supportive procurement activities. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2018 BARDA Contract”) contemplates up to approximately $628.7 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years and up to approximately $577.0 million of payments are specified as options. BARDA may choose in its sole discretion when, or whether, to exercise any of the options. The period of performance for options is up to ten years and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance includes payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX®, of which $3.2 million of payments are to be paid upon the manufacture of bulk drug substance to be used in the manufacture of the final drug product courses of IV TPOXX®; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities.

Options, in total, provide for payments up to approximately $577.0 million (if all options are exercised). There are options for the following activities: payments of up to $450.2 million for the delivery of up to approximately 1,452,300 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of final drug product of IV TPOXX®, of which up to $30.7 million of payments would be paid upon the manufacture of bulk drug substance to be used in the manufacture of the final drug product courses of IV TPOXX®; payments of up to approximately $44.4 million to fund post-marketing activities for oral and IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which SIGA agreed to deliver two million courses of oral TPOXX® to the Strategic Stockpile. The contract with BARDA (as amended, modified, or supplemented from time to time the 2011 “BARDA Contract”) includes a base contract, as modified, (“2011 Base Contract”) as well as options. The 2011 Base Contract specifies approximately $508.7 million of payments, of which $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and up to $48.9 million in total is available for certain reimbursements in connection with development and supportive activities, of which $43.8 million has been received as of September 30, 2018.

Under the 2011 Base Contract, BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA. For courses of oral TPOXX® that have been physically delivered to the Strategic Stockpile, the Company has a product replacement obligation, at no cost to BARDA, in the event that oral TPOXX® is recalled or deemed to be recalled for any reason.

Prior to FDA approval of oral TPOXX®, the Company had a product replacement obligation (the “Replacement Obligation”) in the event that the final version of TPOXX® approved by the FDA was different from any courses of TPOXX® that had been delivered to the Strategic Stockpile. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox and there is no difference between the approved product and courses in the Strategic Stockpile.

In addition, the 2011 BARDA Contract includes options. On July 30, 2018, the 2011 BARDA Contract was modified and BARDA exercised its option relating to FDA approval of 84-month expiry for oral TPOXX® for which the Company was paid $50.0 million in August 2018. With the option exercise, the 2011 BARDA Contract was modified so that the 2011 Base Contract increased by $50.0 million. Remaining options, if all were exercised by BARDA, would result in aggregate payments to the Company of $72.7 million, including up to $58.3 million of funding for development and supportive activities such as work on a smallpox prophylaxis indication for TPOXX® and/or $14.4 million of funding for production-related activities related to warm-base manufacturing. BARDA may choose in its sole discretion not to exercise any or all of the unexercised options. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of those exercises was minimal.

The 2011 BARDA Contract expires in September 2020.

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. On July 13, 2018, the FDA approved the Company’s orally-administered drug TPOXX® (“oral TPOXX®”) for the treatment of smallpox. There is no difference between the approved product and courses of oral TPOXX® that have been delivered to the Strategic Stockpile. Additionally, since July 2018, the Company has received: a $50 million payment from BARDA in August 2018 as a result of the exercise of an option (through modification of the 2011 BARDA Contract (defined in Note 3)) relating to FDA approval of 84-month expiry for oral TPOXX®; and $80 million of cash proceeds from the sale of its PRV (defined in Note 1). Furthermore, the 2018 BARDA Contract (defined in Note 3), awarded in September 2018, could provide payments of up to $629 million to the Company over the next series of years. Accordingly, management believes, based on currently forecasted operating costs that the Company will continue as a going concern.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appear in Item 7, Management; Discussion of Analysis and of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed on March 6, 2018. During the three months ended September 30, 2018 the only change to our Critical Accounting Policies was with respect to revenue recognition, which is discussed below.

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

Revenue under the 2011 BARDA Contract (see Note 3 to the condensed consolidated financial statements) connected with courses of oral TPOXX® that are manufactured and delivered to the Strategic Stockpile and related services, milestones and advance payments (activities in combination that constitute one performance obligation) has been recognized at a point in time. Revenue associated with this performance obligation was recognized when BARDA obtained control of the asset, which was upon delivery to and acceptance by the customer and at the point in time when the constraint on the consideration was reasonably resolved. The consideration, which is variable, was constrained until the FDA approved oral TPOXX® for the treatment of smallpox on July 13, 2018. Prior to FDA approval, consideration had been constrained because the Replacement Obligation (as defined herein) had not been quantified or specified. Following FDA approval, the Replacement Obligation has been quantified and deemed to be immaterial since there is no difference between the approved product and the courses of oral TPOXX® that have already been delivered to the Strategic Stockpile. As a result, the deferred revenue associated with the performance obligation was recorded as product sales and supportive services for the three months ended September 30, 2018.

Due to the nature of the work required to be performed on many of our performance obligations, the estimation of total revenue and costs to satisfy the obligations is complex, subject to many variables and requires significant judgment. The consideration associated with these types of performance obligations is considered variable. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur and when any uncertainty associated with variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our historical and anticipated performance, external factors, trends and all other information (historical, current and forecasted) that is reasonably available to us.

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

Based on this analysis, any quarterly adjustments to revenues, research and development expenses and cost of sales and supportive services are recognized as necessary in the period they become known. Changes in estimates of revenues, research and development expenses and cost of sales and supportive services are recognized quarterly on a cumulative catch-up basis, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a performance obligation’s percentage of completion. A significant change in one or more of these estimates could affect the profitability of one or more of our performance obligations.

Results of Operations

Three and nine months ended September 30, 2018 and 2017

Revenues from product sales and supportive services for the three and nine months ended September 30, 2018 were $468.9 million. In 2017, there were no recorded revenues from product sales and supportive services. Such revenues in 2018 are primarily associated with revenue recognition of all cash consideration received in prior periods under the 2011 BARDA Contract that is related to the delivery to the Strategic Stockpile of courses of oral TPOXX® and related services, milestones and advance payments ($375.6 million in total). In prior periods, these receipts had been deferred on the balance sheet since revenue recognition had been constrained by the possibility of a product replacement obligation being applicable. Following FDA approval of oral TPOXX® in the third quarter 2018, the possibility of replacement has been quantified and deemed to be immaterial, thus resulting in the recognition of revenues that previously had been deferred. In addition to the above-mentioned amounts, 2018 product sale revenues also include $91 million received in the third quarter under the 2011 BARDA Contract in connection with a $41 million holdback payment and a $50 million payment for achieving 84-month expiry for oral TPOXX® (see Note 3 in the financial statements for further detail on these payments).

Revenues from research and development contracts for the three months ended September 30, 2018 and 2017, were $2.2 million and $1.4 million, respectively. The increase in revenue of approximately $0.8 million, or 59%, primarily reflects an increase in revenues from our federal contracts supporting the development of IV TPOXX®, partially offset by the decrease in support of development of oral TPOXX®. Revenues from the federal contract supporting the development of oral TPOXX® have decreased because the number and scale of studies that were active during the three months ended September 30, 2018 have decreased in comparison to the prior year activity. The decrease in activity is attributable to the filing of a new drug application (“NDA”) for oral TPOXX® in December 2017.

Revenues from research and development contracts for the nine months ended September 30, 2018 and 2017, were $6.6 million and $10.9 million, respectively. The decrease in revenues of approximately $4.2 million, or 39.0%, primarily reflects a decrease in revenues from our federal contract supporting the development of oral TPOXX®, partially offset by an increase in support for the development of IV TPOXX®. Revenues from the federal contract supporting the development of oral TPOXX® have decreased because the number and scale of studies that were active during the nine months ended September 30, 2018 have decreased in comparison to the prior year activity. The decrease in activity is attributable to the filing of the NDA for oral TPOXX® in December 2017.

Cost of sales and supportive services for the three and nine months ended September 30, 2018, were $95.2 million; in 2017, there were no recorded cost of sales and supportive services. Following FDA approval on July 13, 2018, all costs incurred in previous periods which had been deferred in connection with the deferral of related revenues have now been recognized in the third quarter 2018.

Selling, General and Administrative (“SG&A”) expenses for the three months ended September 30, 2018 and 2017, were $3.1 million in both periods. Expense levels have remained consistent over these comparable periods.

SG&A expenses for the nine months ended September 30, 2018 and 2017 were $9.1 million and $9.0 million, respectively. Non-recurring costs related to the application for listing our stock on The Nasdaq Global Market were largely offset by a reduction in rent expense stemming from the change in corporate headquarters in May 2017.

Research and Development (“R&D”) expenses for the three months ended September 30, 2018 and 2017 were $3.7 million and $2.5 million, respectively, reflecting an increase of approximately $1.3 million, or 50.7%. The increase is attributable to a $1.0 million increase in direct vendor-related expenses supporting the development of IV TPOXX® and higher employee compensation of approximately $0.8 million which is primarily associated with the vesting of restricted stock awards that had been contingent upon the FDA approval of oral TPOXX®. These increases were partially offset by a decrease of approximately $0.4 million in direct vendor-related expenses supporting the development of oral TPOXX® (number and scale of active studies for oral TPOXX® decreased).

R&D expenses for the nine months ended September 30, 2018 and 2017 were $10.0 million and $13.9 million, respectively, reflecting a decrease of approximately $3.9 million, or 27.7% The decrease is attributable to a $4.1 million net decrease in direct vendor-related expenses supporting the development of oral TPOXX® and IV TPOXX®; direct vendor-related expenses related to oral TPOXX® decreased $6.2 million due to a decrease in the number and scale of active studies, whereas such expenses for IV TPOXX® increased $2.1 million. The decrease in R&D expenses is also partially attributable to there being no inventory write-down expenses in 2018; for the nine months ended September 30, 2017, the Company incurred a net expense of $536,000 in connection with an inventory write-down. These decreases were partially offset by higher employee compensation of approximately $1.2 million which is primarily associated with the vesting of restricted stock awards that had been contingent upon the FDA approval of oral TPOXX®.

Patent expenses for the three and nine months ended September 30, 2018 were $186,028 and $582,833, respectively. Patent expenses for the three and nine months ended September 30, 2017 were $250,857 and $688,471, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Lease termination expense for the three and nine months ended September 30, 2017 was approximately $1.2 million. This expense relates to the Old HQ Sublease Termination Agreement. See Note 12 to the financial statements for additional information.

Interest expense for the three and nine months ended September 30, 2018 was $3.9 million and $11.5 million, respectively. Interest expense in 2018 represents interest accrued on the Term Loan. The $11.5 million interest expense for the nine months ended September 30, 2018 includes $8.1 million of cash payments from restricted cash and $3.4 million of accretion of unamortized costs and fees related to the Term Loan balance.

Interest expense for the three and nine months ended September 30, 2017 was $3.7 million and $11.0 million, respectively. Interest expense in 2017 represents interest accrued on the Term Loan. The $11.0 million interest expense for the nine months ended September 30, 2017 includes $7.6 million of cash payments from restricted cash, and $3.4 million of accretion of unamortized costs and fees related to the Term Loan balance.

Changes in the fair value of liability-classified warrants to acquire common stock were recorded within the income statement. For the three months ended September 30, 2018 and 2017, we recorded a loss of approximately $2.3 million and $0.3 million, respectively, reflecting an increase in the fair value of liability-classified warrants primarily due to the increase in our stock price during these periods. For the nine months ended September 30, 2018 and 2017, we recorded a loss of approximately $5.3 million and $0.6 million, respectively, reflecting an increase in the fair value of liability-classified warrants primarily due to the increase in our stock price during these periods. In addition, during the three months ended September 30, 2018 approximately $6.0 million of warrants were exercised resulting in the issuance of approximately 760,000 shares of common stock.

For the three and nine months ended September 30, 2018, we had pre-tax income of $362.6 million and $344.0 million and a corresponding income tax benefit of $25.4 million and $25.4 million, respectively, which includes a discrete benefit of $25.8 million for both periods. For the three and nine month period, the $25.8 million benefit primarily relates to the Company’s assessment that its deferred tax assets are realizable on a more-likely-than-not basis. The effective tax rate during the three and nine months ended September 30, 2018 was 7.01% and 7.39%, respectively. Our effective tax rate for the period ended September 30, 2018 differs from the statutory rate primarily as a result of the reduction in our valuation allowance.

ASC 740, Income Taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. At each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. During the quarter ended September 30, 2018, we received FDA approval and recorded revenue related to the delivery of our TPOXX® product. We also recorded revenue related to the FDA holdback payment and the payment for 84-month expiry. In addition, we entered into a new contract with BARDA for the purchase of up to 1.7 million courses of TPOXX®. Based on these factors, we determined during the quarter ended September 30, 2018 that sufficient positive evidence exists to conclude that substantially all of our deferred tax assets are realizable on a more-likely-than-not basis. With regard to the deferred asset of $28.0 million as of September 30, 2018, it is anticipated that a substantial portion of the asset will be realized in connection with income generated from the October 31, 2018 PRV sale.

Liquidity and Capital Resources

As of September 30, 2018, we had $104.0 million in unrestricted cash and cash equivalents compared with $19.9 million at December 31, 2017. As of September 30, 2018, we had $4.1 million of restricted cash. The restricted cash is utilized to pay interest on the Term Loan as it becomes due.

Operating Activities
Net cash provided by (used in) operations for the nine months ended September 30, 2018 and 2017 was $72.5 million and $(10.2) million, respectively.  For the nine months ended September 30, 2018, the primary sources of cash inflows were a $41 million holdback payment under the 2011 BARDA Contract (see Note 3), and a $50 million payment from BARDA for a modification made to the 2011 BARDA Contract, in which BARDA exercised an option relating to FDA approval of 84-month expiry for oral TPOXX®. These receipts were partially offset by net operating costs and $8.2 million of cash interest expense on the Term Loan. For the nine months ended September 30, 2017, we received $8.5 million from BARDA for product delivery, which was more than offset by net operating costs and $4.8 million of payments to contract manufacturing organizations for the manufacture and related support of oral TPOXX®.

Investing Activities
For the nine months ended September 30, 2018 and 2017 cash usage of approximately $28,000 and $54,000, respectively, related to capital expenditures.

Financing Activities
Net cash used by financing activities for the nine months ended September 30, 2018 was approximately $1.5 million, which is primarily attributable to the repurchase of $1.7 million of common stock in order to meet minimum statutory tax withholding requirements of stock issued to employees, partially offset by $0.2 million of proceeds received from option exercises. Net cash used by financing activities for the nine months ended September 30, 2017 was approximately $250,000, which primarily consisted of cash used to repurchase $193,000 of common stock in order to meet minimum statutory tax withholding requirements in respect of restricted shares issued to employees and to buy back $84,000 of options at intrinsic value. Such cash usage was partially offset by $27,000 of proceeds received from option exercises.

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

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market and the enforceability of the 2011 BARDA Contract and the 2018 BARDA Contract (collectively, the "BARDA Contracts"). The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise a portion, or any, of the options under the those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX internationally, (v) the risk that potential products, including the IV formulation of TPOXX, or potential alternative uses of TPOXX that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the 2018 BARDA Contract or other governmental contracts, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that changes in domestic and foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xiii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiv) the risk that the U.S. government’s responses (including inaction) to the national and global economic situation may affect SIGA’s business adversely and (xv) the risk that SIGA’s internal controls will not be effective in detecting or preventing a misstatement in SIGA’s financial statements. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objectives are the preservation of investment capital. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are also subject to the risk of rising LIBOR rates; whenever the minimum rates for one-month, two-month, three-month and six-month LIBOR rates (“minimum LIBOR rate”) are above 1%, then the interest rate charged on the Term Loan could increase materially depending on the magnitude of any increase in LIBOR rates. For every increase of 0.5% in the minimum LIBOR rate (e.g., an increase from a LIBOR rate of 2.50% to 3.00%), annual interest payments on the Term Loan would increase by approximately $0.4 million. Furthermore, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability-classified warrant in which 1.7 million shares of SIGA common stock can be purchased at a strike price of $1.50 per share. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability-classified warrant will increase by approximately $1.7 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The risk factors contained in that report could materially affect our business, financial position and results of operations. Set forth below are new risk factors or updated risk factors. Otherwise there are no material changes from the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

U.S. government contracts require ongoing funding decisions by the government, and the majority of the potential revenue under the 2018 BARDA Contract is tied to options which may or may not be exercised, at the sole discretion of BARDA. Reduced or discontinued BARDA funding could cause our business, financial condition and operating results, our business development efforts or our product development efforts, to suffer materially.

The funding of government programs, which funds BARDA’s purchases under the 2018 BARDA Contract, is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and budgetary constraints. Our government customers are also subject to uncertainties as to continued funding of their budgets.

Additionally, government-funded contracts typically consist of a base period of performance and options for the performance of certain future activities. The value of goods and services subject to options may constitute the majority of the total value of the underlying contract, as in the case of the 2018 BARDA Contract.

The 2018 BARDA Contract is primarily option based, with only 8% of contract value committed immediately upon execution of the Contract and 92% of contract value tied to options which are exercisable in the sole discretion of BARDA. There is no guarantee that any options will be exercised, or how many options will be exercised. If some or all of the options under the 2018 BARDA Contract are not exercised, whether because levels of government expenditures and authorizations for biodefense decrease or shift to other programs for any other reason, our business, financial condition and operating results, our business development efforts or our product development efforts may suffer materially.

We expect future operating revenues to come primarily from contracts with BARDA for the provision and maintenance of the U.S. Government’s stockpile of TPOXX®. If BARDA does not enter into additional contracts after the 2018 BARDA Contract to maintain or expand the stockpile of TPOXX®, our business, financial condition and operating results could be materially harmed.

The success of our business and our operating results for the foreseeable future will be substantially dependent on the U.S. government’s commitment to maintaining or expanding its stockpile of TPOXX®, and our entry into contracts to supply or maintain the stockpile. Failure to secure and perform on such contracts could have a material adverse effect on our business, financial condition and operating results. Additionally, the 2018 BARDA Contract does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government.

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

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. In addition, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any non-U.S. market. If we fail to obtain the non-U.S. approvals required to market our product candidates outside the United States or if we fail to comply with applicable non-U.S. regulatory requirements, our target market may be reduced and our ability to realize the full market potential of our product candidates may be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Because we must obtain regulatory clearance or otherwise operate under strict legal requirements in order to manufacture and market our products in the U.S., we cannot predict whether or when we will be permitted to commercialize our products other than the oral formulation of TPOXX for smallpox antiviral treatment.

While we have received FDA approval for oral TPOXX® for use in smallpox treatment, we have not received FDA approval for the IV formulation of TPOXX® or any additional indications for TPOXX. FDA approval is limited only to those conditions for which a product is demonstrated through clinical trials to be safe and efficacious as set forth in its approved product label. We cannot ensure that the IV formulation of TPOXX® or any other compound developed by us, alone or with others, will prove to be safe and efficacious in pre-clinical or clinical trials or animal efficacy studies, or that oral TPOXX will prove to be safe and efficacious in pre-clinical or clinical trials or animal efficacy studies for additional indications, nor whether all of the applicable regulatory requirements needed to receive full marketing clearance will be met.

Growth of our business may be impacted significantly by our success in completing development and commercialization of drug candidates, or additional indications for TPOXX. If we are unable to commercialize new drug candidates or additional indications, or experience significant delays in doing so, our business may be materially harmed.

We have invested a substantial majority of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term cash flows is primarily dependent on the success of our smallpox antiviral drug TPOXX®, which has only been approved by the FDA in oral form. The commercial success of our current and future drug candidates, or additional indications for already-approved drugs, will depend on many factors, including:

•	successful development, formulation and cGMP scale-up of drug manufacturing that meets FDA requirements;

•	successful development of animal models;

•	successful completion of non-clinical development, including studies in approved animal models;

•	our ability to pay the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	successful completion of clinical trials;

•	receipt of marketing approvals from FDA for IV TPOXX® and similar foreign regulatory authorities;

•	establishing arrangements on reasonable terms with suppliers and contract manufacturers;

•	manufacturing stable commercial supplies of drug candidates, including availability of raw materials;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product by potential government customers, public health experts, physicians, patients, healthcare payors and others in the medical community.

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

We may not be able to fully commercialize the IV formulation of TPOXX®, or receive all potential payments under the 2018 BARDA Contract, if our clinical trials do not demonstrate adequate safety or our animal studies do not demonstrate adequate efficacy.

Before obtaining regulatory approval for the sale of our drug candidates, extensive development is required. The goal of development is to use clinical studies to demonstrate the safety of our drug candidates and animal trials to demonstrate the efficacy of our drug candidates. Clinical trials and animal studies, and related work, are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful, and interim results of a clinical trial or animal efficacy study do not necessarily predict final results.

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

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

•	we may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials; or

•	the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics.

IV TPOXX® is currently in product development and there can be no assurance of successful commercialization beyond the 2018 BARDA contract.

The fact that the FDA has approved the oral formulation of TPOXX® does not guarantee that our approach to drug development will be effective or will result in the successful commercialization of any other drug, or the IV formulation of TPOXX®. We cannot predict with certainty whether any other drug candidate or expanded indication resulting from our research and development efforts will be approved by the FDA.

All of our potential drug candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that our drug candidates will not or cannot:

•	be shown to be safe, non-toxic and effective;

•	otherwise meet applicable regulatory standards;

•	receive the necessary regulatory approvals;

•	develop into commercially viable drugs;

•	be manufactured or produced economically and on a large scale;

•	be successfully marketed;

•	be paid for by governmental procurers or be reimbursed by governmental or private insurers; or

•	achieve customer acceptance.

In addition, third parties may seek to preclude us from marketing our drugs through enforcement of their proprietary or intellectual property rights that we are not aware of, or third parties may succeed in marketing equivalent or superior drug products that do not infringe our IP. Our failure to develop safe, commercially viable future drug candidates would have a material adverse effect on ability to grow our business, impair our financial condition and operations.

If third parties on whom we rely for manufacturing of TPOXX®, and vendor-managed inventory, do not perform as contractually required or as we expect, we may not be able to successfully perform the 2018 BARDA Contract and our business would suffer.

We currently rely on third-party manufacturers and service providers to produce TPOXX®. Under the 2018 BARDA Contract, we are responsible for the performance of these third-party contracts, and our contracts with these third parties give us certain supervisory and quality control rights, but we do not exercise day-to-day control over their activities.

Additionally, we may rely on a third party provider, or multiple providers, to store a portion of the stockpile of IV TPOXX® under the 2018 BARDA Contract, entrusting this vendor with the care and handling of a substantial portion of our inventory of IV TPOXX®. If a third party provider fails to comply with applicable laws and regulations, fails to meet expected deadlines, or otherwise does not carry out its contractual duties to us, or encounters physical damage or natural disaster at its facilities, our ability to meet our IV-related obligations under the 2018 BARDA Contract could be significantly impaired. We do not currently have the internal capacity to perform this important function, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

Our reliance on third parties that we do not control does not relieve us of the responsibilities and requirements imposed by the 2018 BARDA Contract. Third parties may not complete activities on schedule, or may not conduct our trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of IV TPOXX® or other drug candidates.

We could incur net losses in the future if options are not exercised under the 2018 BARDA Contract.

    While our current cash position is strong, our ability to continue to fund operations will be substantially impacted by cash flows from the 2018 BARDA Contract, which may not be sufficient if BARDA elects, in its sole discretion, not to exercise some or all of the options under the 2018 BARDA Contract. Given the nature of option-based government contracts, we cannot guarantee that we can sustain or enhance our current level of operations. Cash flows could fluctuate significantly and could be delayed from one quarter to another based on several factors. As such, if cash flows from the 2018 BARDA Contract are different from expectations, or if operating expenses or other expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, and financial condition could be materially and adversely affected.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On August 9 and September 5, 2018, the Company issued 213,592 and 547,034 shares of its common stock, respectively, to an investor on a net basis upon the partial exercise of a warrant to purchase common stock of the Company. To exercise the warrant, the investor surrendered to the Company 55,503 and 125,704 shares, on August 9th and September 5th respectively, of common stock otherwise issuable under the warrant in order to effect the partial warrant exercise. The exercise price of the warrant was $1.50 per share. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, and the issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering. The purchaser is an accredited investor, and the Company issued the shares without any general solicitation or advertisement.

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
10.1
Amendment of Solicitation/Modification of Contract 0015, dated July 30, 2018, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 1, 2018).

10.2
Second Amended and Restated Employment Agreement, dated August 1, 2018, between SIGA Technologies, Inc. and Robin E. Abrams (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 3, 2018).

10.3
Addendum, dated August 10, 2018 to Seconded Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 10, 2018).

10.4
Contract, dated as of September 10, 2018, between SIGA Technologies, Inc. and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 11, 2018).

10.5
Amendment of Solicitation/Modification of Contract 0016, dated September 21, 2018, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA.

10.6
Amendment of Solicitation/Modification of Contract 0017, dated September 28, 2018, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

10.7
Amendment of Solicitation/Modification of Contract 0018, dated September 28, 2018, to Agreement, dated June 1, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 6, 2018	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)