Form 10-K
period 2018-12-31
SIGA TECHNOLOGIES INC
filed 2019-03-06
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ___________

Commission File No. 0-23047

SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of	(IRS Employer Identification. No.)
incorporation or organization)

31 East 62nd Street	10065
New York, NY	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 672-9100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
common stock, $.0001 par value	The Nasdaq Global Market

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

Indicate by check mark whether the registrant has filed all documents and reports required by section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2018 as reported on The Nasdaq Global Market was approximately $314,197,559.

As of February 15, 2019 the registrant had outstanding 80,941,524 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2019 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Part I
Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the U.S Strategic National Stockpile and the enforceability of the 2011 BARDA Contract and the 2018 BARDA Contract (each as defined below, and collectively, the "BARDA Contracts") with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”). The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including the IV formulation of TPOXX®, or potential alternative uses of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that one or more protests could be filed and upheld in whole or in part or other governmental action taken, in either case leading to a delay of performance under the 2018 BARDA Contract or other governmental contracts, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xiii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiv) the risk that the U.S. government’s responses (including inaction) to the national or global economic situation may affect SIGA’s business adversely and (xv) the risk that SIGA’s internal controls will not be effective in detecting or preventing a misstatement in SIGA’s financial statements, as well as the risks and uncertainties included in Item 1A “Risk Factors” of this Form 10-K. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

On July 13, 2018 the United States Food & Drug Administration (“FDA”) approved oral TPOXX® for the treatment of smallpox. Oral TPOXX® is a novel small-molecule drug that has been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”) under the Project BioShield Act of 2004 (“Project BioShield”). Concurrent with the approval, the FDA granted the Company's request for a Priority Review Voucher (“PRV”). A PRV is a voucher that may be used to obtain an accelerated FDA review of a product candidate. On October 31, 2018, the Company sold its PRV for cash consideration of $80.0 million.

BARDA Contracts-TPOXX®

2018 BARDA Contract

On September 10, 2018, the Company entered into a contract with BARDA pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®; post-marketing activities for oral and IV TPOXX®, and supportive procurement activities. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2018 BARDA Contract”) currently contemplates, as of February 28, 2019, up to approximately $600.1 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $12.2 million of payments are related to exercised options and up to approximately $536.2 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 2018 BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. Initially, the 2018 BARDA Contract specified payments of up to approximately $628.7 million; on February 21, 2019, a cost-reimbursement plus fixed fee option for post-marketing, and other activities for oral TPOXX® was modified to $12.2 million (from $40.8 million) based on updated planning. As such, total potential payments currently specified under the 2018 BARDA Contract are $600.1 million.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2018, the Company has received $3.2 million for the manufacture of IV BDS; such bulk drug substance is expected to be used for the manufacture of 20,000 courses of IV FDP.

Exercised options specify potential payments up to approximately $12.2 million for funding of post-marketing activities for oral TPOXX®.

Unexercised options specify potential payments up to approximately $536.2 million in total (if all options are exercised). There are options for the following activities: payments of up to $450.2 million for the delivery of up to approximately 1,452,300 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 2018 BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to make independent exercise decisions. If BARDA decides to only exercise IV BDS Options, then the Company would receive payments up to $30.7 million; alternatively, if BARDA decides to exercise both IV BDS Options and IV FDP Options, then the Company would receive payments up to $76.8 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract”) includes a base contract, as modified, (“2011 Base Contract”) as well as options. The 2011 Base Contract specifies approximately $508.7 million of payments (including exercised options), of which, as of December 31, 2018, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $43.9 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $5.0 million remains eligible to be received in the future for reimbursements of development and supportive activities.

For courses of oral TPOXX® that have been physically delivered to the Strategic Stockpile under the 2011 BARDA Contract, there are product replacement obligations, including: (i) a product replacement obligation in the event that the final version of oral TPOXX® approved by the FDA was different from any courses of oral TPOXX® that had been delivered to the Strategic Stockpile (the "FDA Approval Replacement Obligation"); (ii) a product replacement obligation, at no cost to BARDA, in the event that oral TPOXX® is recalled or deemed to be recalled for any reason; and (iii) a product replacement obligation in the event that oral TPOXX® does not meet any specified label claims. On July, 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox and there is no difference between the approved product and courses in the Strategic Stockpile. As such, the possibility of the FDA Approval Replacement Obligation resulting in any future replacements of product within the Strategic Stockpile is remote.

The 2011 BARDA Contract includes options. On July 30, 2018, the 2011 BARDA Contract was modified and BARDA exercised its option relating to FDA approval of 84-month expiry for oral TPOXX® for which the Company was paid $50.0 million in August 2018. With the option exercise, the 2011 BARDA Contract was modified so that the 2011 Base Contract increased by $50.0 million. Remaining options, if all would be exercised by BARDA, would result in aggregate payments to the Company of $72.7 million, including up to $58.3 million of funding for development and supportive activities such as work on a post-exposure prophylaxis ("PEP") indication for TPOXX® and/or $14.4 million of funding for production-related activities related to warm-base manufacturing. BARDA may choose in its sole discretion not to exercise any or all of the unexercised options. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of those exercises was minimal.

The 2011 BARDA Contract expires in September 2020.

Lead Product-TPOXX®

SIGA believes that TPOXX® is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. Oral TPOXX® is a novel, patented drug that is easy to store, transport and administer. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox. Oral TPOXX® labeling, approved by the FDA, limits sales of oral TPOXX® in the U.S. to those for the Strategic Stockpile. Under the 2011 BARDA Contract, 1.7 million courses of oral TPOXX® were sold to BARDA and delivered to the Strategic Stockpile between 2013 and 2017. Courses delivered under the 2011 BARDA Contract have an FDA-approved shelf life of seven years. Under the 2018 BARDA Contract, SIGA can deliver up to 1.7 million courses of TPOXX® (of which 1,488,000 courses would be oral TPOXX® and 212,000 courses would be IV TPOXX®) to the Strategic Stockpile, at the option of BARDA.

For IV TPOXX®, SIGA initiated a phase I single ascending dose safety and pharmacokinetic study in the first quarter of 2016 and completed the enrollment and dosing of the final cohort of the study in March 2017. The Company initiated a phase I multiple ascending dose safety and pharmaceutical study in the 3rd quarter of 2018 and completed enrollment and dosing of the final cohort in December 2018.

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

Oral TPOXX®:

For the manufacture of oral TPOXX® under the BARDA contracts, the Company uses the following CMOs: Albemarle Corporation (“Albemarle”); Powdersize, LLC (“Powdersize”); Catalent Pharma Solutions LLC (“Catalent”); and Packaging Coordinators, LLC ("PCI").

In August 2011, SIGA entered into an agreement with Albemarle. Such agreement was amended in April 2015 and expired in April 2018. On October 1, 2018, SIGA entered into a new agreement with Albemarle. Albemarle manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in TPOXX®. SIGA agreed that, during the term of the new agreement, SIGA will purchase 100% of its internal and external API requirements for TPOXX® from Albemarle until the later of (i) September 30, 2021 and (ii) such time as SIGA has purchased twelve metric tons of API from Albemarle under the new agreement. From and after the later of: (i) September 30, 2021, or (ii) such time as SIGA has purchased twelve metric tons of API from Albemarle, SIGA will purchase at least 70% of its internal and external API requirements for TPOXX® from Albemarle until the end of the term of the new agreement (as described below), unless the Company receives an offer to purchase API at a price that Albemarle is unable to match, in which event SIGA will purchase at least 30% of its internal and external API requirements for TPOXX® from Albemarle until September 30, 2023. There is no minimum amount of API kilograms that must be used or acquired by SIGA. The following events are excluded from the “100% API” requirement: (i) if a contract entered into by SIGA for the sale of final drug product (“FDP”) requires that the product used as the API for such FDP be manufactured outside the U.S. and Albemarle is unwilling or unable to subcontract such manufacture to a party or parties that meet the terms of the agreement; (ii) if a contract entered into by SIGA for the sale of FDP in an intravenous formulation requires different specifications than those provided for under the agreement and the parties are not able to reach agreement on the necessary changes to the specifications or on pricing; or (iii) if Albemarle fails to perform any of its obligations under the agreement and does not cure such failure within 30 days of written notice from SIGA. SIGA is required to pay Albemarle within 45 days of its invoice date. Pricing for API is at a fixed price per kilogram, subject to adjustment for increases in raw material costs and/or general manufacturing costs. Albemarle is required to deliver API that conforms with specifications outlined in the agreement; the Company is not required to pay for API that does not meet specifications. The Company has 120 days to reject any shipments that do not meet such specifications or are damaged. In addition to receiving payments for API deliveries, Albemarle is also paid for related services, such as stability testing. The Company’s agreement with Albemarle is currently scheduled to expire upon the earlier of: (i) September 30, 2023, or (ii) the fulfillment of delivery obligations under the 2018 BARDA Contract. Thereafter, the agreement shall renew for successive one-year renewal terms until either the Company or Albemarle provide notice of non-renewal at least 90 days prior to the expiration date of a term.

Powdersize micronizes and tests API for use in oral TPOXX®. The Company’s agreement with Powdersize was amended on January 11, 2019. The amended term ends on the tenth anniversary of the amendment date.

Catalent granulates, encapsulates, and tests oral TPOXX®. In addition, Catalent provides services related to commercial stability testing of drug product and preparation for tabulated stability and trend analysis for each time point. The Company’s agreement with Catalent has an initial term that ends on June 28, 2021. Thereafter, this agreement automatically renews for three years unless either party provides six months' notice of its desire to terminate the agreement prior to the expiration of the term. During the term of the agreement, SIGA will purchase all of its requirements for bulk product under the 2018 BARDA contract from Catalent.

PCI provides packaging services in connection with oral TPOXX®. The Company’s agreement with PCI has an initial term that ends on March 1, 2022. Thereafter, this agreement automatically renews for successive one-year periods unless either party provides 120 days' notice of its desire to terminate the agreement prior to the expiration of the term. The agreement can be terminated earlier than March 1, 2022 under certain conditions.

Intravenous (IV) formulation of TPOXX®:

The Company is currently negotiating with CMOs with respect to raw material procurement and services in connection with the manufacture of IV TPOXX®. There is no assurance that the Company will be able to enter into agreements with service providers in connection with the manufacture of IV TPOXX® or the procurement of raw materials.

Market for Biological Defense Programs

The market for biodefense countermeasures reflects continued awareness of the threat of global terror and biowarfare activity. The U.S. government is the largest source of development and procurement funding for academic institutions and biopharmaceutical companies conducting biodefense research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. U.S. government spending on biodefense programs includes development funding awarded by the National Institute of Allergy and Infectious Diseases, BARDA and the Department of Defense (“DoD”), and procurement of countermeasures by BARDA, the Centers for Disease Control and Prevention (“CDC”) and the DoD. For the fiscal year ending September 30, 2019, the budget for the U.S. Department of Health and Human Services provides an annual appropriation of more than $1.9 billion for activities related to advanced development and procurement of medical countermeasures for biological and other threats to civilian populations.

In addition to the U.S. government, we believe that potential additional markets for the sale of biodefense countermeasures include:

•	foreign governments, including both defense and public health agencies;

•	non-governmental organizations and multinational companies, including transportation and security companies

•	healthcare providers, including hospitals and clinics; and

•	state and local governments, which may be interested in these products to protect, among others, emergency responders, such as police, fire and emergency medical personnel.

At present, oral TPOXX® is not approved for sale beyond the Strategic Stockpile. The Company would need to meet regulatory requirements before sales were made in the U.S. beyond the Strategic Stockpile.

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 2018 BARDA Contract and a separate development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates on December 30, 2020. As of December 31, 2018, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $15.1 million. See Note 3 in the consolidated financial statements regarding the 2018 BARDA Contract.

Contracts and grants include, among other things, options that may or may not be exercised at BARDA’s discretion. Moreover, contracts and grants contain customary terms and conditions including BARDA’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not receive all available funds.

General

We receive cash payments from BARDA on a monthly basis, as services are performed or goods are purchased. Amounts under contract and grant agreements are not guaranteed and can be canceled at any time for reasons such as non-performance or convenience of the U.S. government and, if canceled, we will not receive funds for additional work under the agreements.

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

Human Resources and Research Facilities

As of February 15, 2019, we had 41 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory. Our research and development facilities are located in Corvallis, Oregon, where we lease approximately 10,276 square feet under a lease agreement that commenced on January 1, 2018 and which expires in December 2019. This lease has two successive renewal options - the first for two years and the second for three years.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug candidate TPOXX® (also known as ST-246, tecovirimat). As of February 28, 2019, the TPOXX® patent portfolio has seven patent families consisting of 21 U.S. utility patents, 57 issued foreign patents, five U.S. utility patent applications, and 41 foreign patent applications.

The principal and material issued patents covering TPOXX® are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	May 3, 2027^
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2011	July 23, 2027
US 7687641	United States	Method of manufacturing ST-246	March 30, 2010	September 27, 2024
US 8124643	United States	Composition of matter for the ST-246 compound and Pharmaceutical compositions containing ST-246	February 28, 2012	June 18, 2024^
US 7956197	United States	Method of manufacturing ST-246	June 7, 2011	June 18, 2024
US 8530509	United States	Pharmaceutical compositions containing a mixture of compounds including ST-246	September 10, 2013	June 18, 2024
US 8802714	United States	Method of treating orthopoxvirus infection with a mixture of compounds including ST-246	August 12, 2014	June 18, 2024
US 9045418	United States	Method of manufacturing ST-246	June 2, 2015	June 18, 2024
US 9233097	United States	Liquid Pharmaceutical formulations containing ST-246	January 12, 2016	August 2, 2031
US 9339466	United States	Certain polymorph of ST-246, method of preparation of the polymorph and pharmaceutical compositions containing the polymorph	May 17, 2016	March 23, 2031
US 9546137	United States	Methods of preparing ST-246	January 17, 2017	August 14, 2033
US 9744154	United States	Polymorphic forms of ST-246 and methods of preparation	August 29, 2017	March 23, 2031
US 9862683	United States	Methods of preparing Tecovirimat	January 9, 2018	August 14, 2033
US 9670158	United States	Amorphous Tecovirimat preparation	June 6, 2017	July 11, 2034
US 9889119	United States	Amorphous Tecovirimat preparation	February 13, 2018	July 11, 2034
US 9907859	United States	ST-246 liquid formulations and methods	March 6, 2018	August 2, 2031
US 10029985	United States	Methods of preparing Tecovirimat	July 24, 2018	August 14, 2033
US 10045963	United States	Amorphous Tecovirimat preparation	August 14, 2018	July 11, 2034
US 10045964	United States	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 14, 2018	March 23, 2031
US 10124071	United States	ST-246 liquid formulations and methods	November 13, 2018	August 2, 2031
US 10155723	United States	Methods of preparing Tecovirimat	December 18, 2018	August 14, 2033
SG 184201	Singapore	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 22, 2015	March 23, 2031
RU 2578606	Russia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	March 27, 2016	March 23, 2031
OA 16109	OAPI/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	October 31, 2013	March 23, 2031
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	December 2, 2014	March 23, 2031

MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
MX 348481	Mexico	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	June 15, 2017	April 23, 2027
MX 347795	Mexico	ST-246 liquid formulations and methods	May 15, 2017	August 2, 2031
MX 361428	Mexico	Polymorphic forms of ST-246 and methods of preparation	December 6, 2018	March 23, 2031
KR 101868117	Korea	ST-246 liquid formulations and methods	June 8, 2018	August 2, 2031
JP 4884216	Japan	Therapeutic agent for treating orthopoxvirus including ST-246, pharmaceutical composition of matter for the ST-246 compound and method of manufacturing ST-246	December 16, 2011	June 18, 2024
JP 5657489	Japan	Method of manufacturing ST-246	December 5, 2014	June 18, 2024
JP 5898196	Japan	Liquid Pharmaceutical formulations containing ST-246	March 11, 2016	August 2, 2031
JP 6018041	Japan	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 7, 2016	March 23, 2031
JP 6188802	Japan	Methods of preparing Tecovirimat	August 10, 2017	August 14, 2033
JP 6444460	Japan	Methods of preparing Tecovirimat	December 7, 2018	August 14, 2033
CN 2011800245893	China	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 26, 2015	March 23, 2031
CN 2013800429237	China	Methods of preparing Tecovirimat	June 20, 2017	August 14, 2033
CA 2529761	Canada	Use of ST-246 to treat orthopoxvirus infection, pharmaceutical compositions containing ST-246 and composition of matter for the ST-246 compound	August 13, 2013	June 18, 2024
CA 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027
CA 2866037	Canada	Chemicals, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	May 16, 2017	April 23, 2027
CA 2807528	Canada	Liquid Pharmaceutical formulations containing ST-246	September 25, 2018	August 2, 2031
AU 2004249250	Australia	Method of treating orthopoxvirus infection, pharmaceutical composition containing ST-246 and composition of matter for the ST-246 compound	March 29, 2012	June 18, 2024
AU 2007351866	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	January 10, 2013	June 18, 2024
AU 2011232551	Australia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	February 26, 2015	March 23, 2031
AU 2011285871	Australia	Liquid Pharmaceutical formulations containing ST-246	August 6, 2015	August 2, 2031
AU 2013302764	Australia	Methods of preparing Tecovirimat	April 5, 2018	August 14, 2033
AU 2012268859	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	August 18, 2016	June 18, 2024
AU 2014290333	Australia	Amorphous Tecovirimat preparation	February 21, 2019	July 11, 2034
AP 3221	ARIPO*/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	April 3, 2015	March 23, 2031
ZA 2012/07141	South Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 29, 2016	March 23, 2031

ZA 2013/00930	South Africa	Liquid Pharmaceutical formulations containing ST-246	November 25, 2015	August 2, 2031
IL 201736	Israel	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	October 1, 2016	April 23, 2027
IL 236944	Israel	Methods of preparing Tecovirimat	February 1, 2017	August 14, 2033
IL 242666	Israel	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2018	April 23, 2027
AT 1638938	Austria	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 1638938	Belgium	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 2549871	Belgium	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
CH 1638938	Switzerland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
CH 2549871	Switzerland	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DE 1638938	Germany	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DE 2549871	Germany	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DE 2887938	Germany	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
DK 1638938	Denmark	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DK 2549871	Denmark	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
ES 1638938	Spain	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FI 1638938	Finland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 1638938	France	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 2887938	France	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
FR 2549871	France	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
GB 1638938	United Kingdom	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
GB 2887938	United Kingdom	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
GB 2549871	United Kingdom	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
IE 1638938	Ireland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
IT 502017000078377	Italy	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024

NL 1638938	Netherlands	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
PL 1638938	Poland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
SE 1638938	Sweden	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024

^ A Patent Term Extension Application is pending for US 7737168, which would change the expiration date from May 3, 2027 to September 4, 2031. A Patent Term Extension Application is also pending for US 8124643, which would change the expiration date from June 18, 2024 to December 13, 2027. In the event that both US 7737168 and US 8124643 are found to be eligible for a patent term extension, SIGA would only be able to elect one of the two patents for which the extension is sought and would elect to extend US 7737168.

* ARIPO has 19 member African States as follows: Botswana, The Gambia, Ghana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Sierra Leone, Liberia, Rwanda, Sao Tome and Principe, Somalia, Sudan, Swaziland, Tanzania, Uganda, Zambia and Zimbabwe.

In addition to the patents listed in the above chart, the principal and material patent applications covering TPOXX® include patent filings in multiple jurisdictions, including the United States, Europe, Asia, Africa, Australia, and other commercially significant markets. We hold 46 patent applications currently pending with respect to various compositions of TPOXX®, methods of manufacturing, methods of treatment, and dosage forms. Expiration dates for pending patent applications, if granted, will fall between 2024 and 2037.

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

The FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patients involved in the testing. Estimates of the total time typically required for carrying out such clinical testing vary between two and 10 years. Upon completion of such clinical testing, a company typically submits a new drug application ("NDA") to the FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA, the FDA will decide whether to approve the drug and whether to impose any marketing restrictions or require additional post-approval clinical studies. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding. There can be no assurance that any approval will be granted on a timely basis, if at all.

The FDA amended its regulations, effective June 30, 2002, to include the “Animal Rule” in circumstances that would permit the typical clinical testing regime to approve certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear agents not otherwise naturally present for use in humans based on evidence of safety in healthy subjects and evidence of effectiveness derived only from appropriate animal studies and any additional supporting data. The FDA has indicated that approval for therapeutic use of TPOXX® was determined under the “Animal Rule.”

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

Project BioShield

Project BioShield and related 2006 federal legislation provide procedures for biodefense-related procurement and awarding of research grants, making it easier for the U.S. Department of Health and Human Services (“HHS”) to commit funds to countermeasure projects. Project BioShield provides alternative procedures under the Federal Acquisition Regulation, the general rubric for acquisition of goods and services by the U.S. government, for procuring property or services used in performing, administering or supporting biomedical countermeasure research and development. In addition, if the Secretary of HHS deems that there is a pressing need, Project BioShield authorizes the Secretary of HHS to use an expedited award process, rather than the normal peer review process, for grants, contracts and cooperative agreements related to biomedical countermeasure research and development activity.

Under Project BioShield, the Secretary of HHS, with the concurrence of the Secretary of the U.S. Department of Homeland Security and upon the approval of the President, can contract to purchase unapproved countermeasures for the Strategic Stockpile in specified circumstances. The U.S. Congress is notified of a recommendation for a Strategic Stockpile purchase after Presidential approval. Project BioShield specifies that a company supplying the countermeasure to the Strategic Stockpile is paid on delivery of a substantial portion of the countermeasure. To be eligible for purchase under these provisions, the Secretary of HHS must determine that there are sufficient and satisfactory clinical results or research data, including data, if available, from pre-clinical and clinical trials, to support a reasonable conclusion that the countermeasure will qualify for approval or licensing within eight years. Project BioShield also allows the Secretary of HHS to authorize the emergency use of medical products that have not yet been approved by the FDA. To exercise this authority, the Secretary of HHS must conclude that:

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

Any of the above documents can also be obtained in print by any shareholder upon request to the Secretary, SIGA Technologies, Inc., 31 E 62nd Street, 5th floor, New York, New York 10065.

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

Risks Related to Our Dependence on U.S. Government Contracts

U.S. government contracts require ongoing funding decisions by the government, and the majority of the potential revenue under the 2018 BARDA Contract is tied to options which may or may not be exercised, at the sole discretion of BARDA. Reduced or discontinued BARDA funding, or the non-exercise of contract options under the 2018 BARDA contract, could cause our business, financial condition and operating results, to suffer materially.

The funding of government programs, which fund BARDA’s purchases under the 2018 BARDA Contract, is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and budgetary constraints. Our government customers are also subject to uncertainties as to continued funding of their budgets.

Additionally, government-funded contracts typically consist of a base period of performance and options for the performance of certain future activities. The value of goods and services subject to options may constitute the majority of the total value of the underlying contract, as in the case of the 2018 BARDA Contract.

The 2018 BARDA Contract is primarily option-based, with more than 80% of contract value tied to options which are exercisable in the sole discretion of BARDA. There is no guarantee that any options will be exercised, or how many options will be exercised. If some or all of the options under the 2018 BARDA Contract are not exercised, whether because levels of government expenditures and authorizations for biodefense decrease or shift to programs other than those under which BARDA purchases are funded for any reason, our business, financial condition and operating results, our business development efforts or our product development efforts may suffer materially.

Government procurement contracts are mostly set at fixed prices and such pricing is based on estimates of the time, resources and expenses required to perform these contracts. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these arrangements.

The remaining unexercised options under the 2018 BARDA Contract are predominately fixed-price. We expect that our future contracts with the U.S. government for TPOXX® as well as contracts for other biodefense product candidates would also be fixed-price arrangements. Under a fixed-price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs incurred in satisfaction of our obligations. Estimating costs that are related to performance in accordance with contract specifications can be difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract could reduce the profitability of such contract or cause a loss, which could in turn negatively affect our operating results.

We expect future operating revenues to come primarily from contracts with BARDA for the provision and maintenance of the U.S. Government’s stockpile of TPOXX®. If BARDA does not enter into additional contracts after the 2018 BARDA Contract to maintain or expand the stockpile of TPOXX®, our long-term business, financial condition and operating results could be materially harmed.

The success of our business and our operating results for the foreseeable future will be substantially dependent on the U.S. government’s commitment to maintaining or expanding its stockpile of TPOXX®. Failure to secure and perform additional contracts after the 2018 BARDA Contract to maintain or expand the stockpile of TPOXX® could have a material adverse effect on our long-term business, financial condition and operating results. Additionally, the 2018 BARDA Contract does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government.

The success of our business with the U.S. government depends on our compliance with laws, regulations and obligations under our U.S. government contracts and various federal statutes and authorities.

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

Government contracts and grants customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including (but not limited to) provisions that allow the government to:

•	terminate existing contracts or grants, in whole or in part, for any reason or no reason;

•	unilaterally reduce or modify grants, contracts or subcontracts, including through the use of equitable price adjustments;

•	cancel multi-year contracts or grants and related orders if funds for performance for any subsequent year become unavailable;

•	decline to exercise an option to renew a contract or grant;

•	exercise an option to purchase only the minimum amount specified in a contract or grant;

•	decline to exercise an option to purchase the maximum amount specified in a contract or grant;

•	claim rights to products, including intellectual property, developed under a contract or grant;

•	take actions that result in a longer development timeline or higher costs than expected;

•	suspend or debar the contractor from doing business with the government or a specific government agency due to regulatory or compliance failures;

•	pursue criminal or civil remedies under the False Claims Act and the False Statements Accountability Act; and

•	control or prohibit the export of products.

Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract or grant for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract or grant for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our government contracts and grants, including the 2018 BARDA Contract, could be terminated under these circumstances.

Some government contracts and grants permit the government the right to use, for or on behalf of the U.S. government, any technologies developed by the contractor under a government contract. For any technology we develop under a contract or grant with such a provision, we might not be able to prohibit third parties, including our competitors, from using that technology in providing products and services to the government.

Changing political or social factors and opposition, including protests and potential related litigation, may delay or impair our ability to market TPOXX® and any other biodefense product candidates and may require us to spend time and money to address these issues.

Products developed to treat diseases caused by or to combat the threat of bioterrorism or biowarfare will be subject to changing political and social environments. The political and social responses to bioterrorism and biowarfare have been unpredictable and much debated. Changes in the perception of the risk that military personnel or civilians could be exposed to biological agents as weapons of bioterrorism or biowarfare may delay or cause resistance to bringing investigational products to market or limit pricing or purchases of approved products, any of which could materially harm our business.

Lawsuits, publicity campaigns or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, TPOXX® and our biodefense product candidates. In such event, our ability to market and sell such products may be hindered, the commercial success of TPOXX® and other products we develop may be harmed and we may need to expend time, attention and resources addressing such legal or publicity issues, thereby reducing our revenues and having a material adverse impact on us.

A U.S. Government shutdown could negatively impact our business and liquidity

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown may close many federally run operations, and halt work for federal employees unless they are considered essential or such work is separately funded by industry. If a government shutdown were to occur, we could experience a delay in contract funding decisions by the government. Additionally, we could be materially and permanently harmed by any prolonged government shutdown.

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

The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any cost found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including:

•	termination of contracts;

•	forfeiture of profits;

•	suspension of payments;

•	fines; and

•	suspension, debarment or prohibition from doing business with the U.S. government.

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

Risks Related to Regulatory Approvals

If we are not able to obtain regulatory approvals for certain additional indications or formulations of TPOXX® from the FDA, we may not be able to realize the full benefits of any BARDA contracts and may not be able to commercialize such formulations or indications other than through sales to BARDA, and our ability to generate revenue could be materially impaired.

The development and full commercialization of additional indications or formulations of TPOXX® in the U.S., including the testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries and jurisdictions. We could fail to achieve FDA or other regulatory approval of certain indications or formulations of TPOXX®, or there could be delays in such approval of TPOXX®, or the approved version of TPOXX® may differ from expectations. Failure to obtain regulatory approval of certain indications or formulations for TPOXX® may prevent us from fully commercializing TPOXX® in the United States other than through sales to BARDA under Project BioShield or from commercializing TPOXX® in other countries at all, and delays or alterations to regulatory applications could also have a material adverse effect on the Company.

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

Risks Related to Commercial Activities

Because we must obtain regulatory clearance or otherwise operate under strict legal requirements in order to manufacture and market our products in the U.S., we cannot predict whether or when we will be permitted to commercialize our products other than the oral formulation of TPOXX® for smallpox antiviral treatment.

While we have received FDA approval for oral TPOXX® for use in smallpox treatment, we have not received FDA approval for the IV formulation of TPOXX® or any other indications for TPOXX®. FDA approval is limited only to those conditions for which a product is demonstrated through clinical trials to be safe and efficacious as set forth in its approved product label. We cannot ensure that the IV formulation of TPOXX® or any other compound developed by us, alone or with others, will prove to be safe and efficacious in pre-clinical or clinical trials or animal efficacy studies, or that oral TPOXX® will prove to be safe and efficacious in pre-clinical or clinical trials or animal efficacy studies for other indications, nor whether all of the applicable regulatory requirements needed to receive full marketing clearance for other indications or other formulations will be met.

Our ability to grow our business may depend in part on our ability to achieve sales of TPOXX® to customers other than the U.S. government.

An element of our business strategy is to sell TPOXX® to customers other than the U.S. government. These potential customers include foreign governments, as well as state and local governments, non-governmental organizations focused on global health like the World Health Organization, health care institutions like hospitals (domestic and foreign) and certain large business organizations interested in protecting their employees against global threats and protecting first responders in cases of emergencies.

To the extent we seek such non-government sales in the U.S., we will need to meet additional regulatory requirements in light of the current labeling approved by the FDA for the Strategic Stockpile only.

The market for sales of TPOXX® to customers other than the U.S. government is undeveloped, and we may not be successful in generating meaningful sales of TPOXX®, if any, to these potential customers.

If we fail to increase our sales of TPOXX® to customers other than the U.S. government, our business and opportunities for growth could be limited.

If we are unable to expand our internal sales and marketing capabilities or enter into agreements with third parties with expertise in sales and marketing, we may be unable to generate cash flows from product sales to customers other than the U.S. government.

To achieve commercial success for any approved product, we may need to enhance our own sales and marketing capabilities, enter into collaborations with third parties able to perform these services or outsource these functions to third parties.

We currently employ a small, targeted group to support development and business activities related to TPOXX®. We plan to continue to do so and expect that we will use a similar approach for sales to the U.S. government of any other biodefense product candidates that we may successfully develop. If we are unable to adequately support our development and business activities, we may be unable to expand our sales of TPOXX® or other product candidates, which could have an adverse effect on our growth.

We may be required to perform additional clinical trials or change the labeling of TPOXX® if we or others identify side effects after we are on the market, which could harm future sales of such product.

If we or others identify side effects of any approved product, or if manufacturing problems occur:

•	regulatory approval may be withdrawn;

•	reformulation of our products, additional clinical trials or other testing or changes in labeling of our products may be required;

•	changes to or re-approvals of manufacturing facilities used by SIGA may be required;

•	sales of the affected products may drop significantly;

•	our reputation in the marketplace may suffer; and

•	lawsuits, including class action suits, may be brought against us.

Any of the above occurrences could harm or prevent future sales of the affected product or could increase the costs and expenses of commercializing and marketing these products.

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

Product liability lawsuits could cause us to incur liabilities, which could be substantial, and require us to limit commercialization of any products that we may develop.

We face an inherent business risk related to the sale of TPOXX® and any other products that we successfully develop and the testing of our product candidates in clinical trials.

TPOXX® is currently identified as a covered countermeasure under the PREP Act declaration issued in October 2008, as amended, which provides us with substantial immunity with respect to the manufacture, administration or use of TPOXX®. Under our BARDA Contracts, the U.S. government should indemnify us against claims by third parties for death, personal injury and other damages related to TPOXX®, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. The collection process under the PREP Act can be lengthy and complicated, and there is no guarantee that we will be able to recover these amounts from the U.S. government.

If we cannot successfully defend ourselves against future claims that our product or product candidates caused injuries and we are not entitled to or able to obtain indemnity by the U.S. government with respect to such claims, or if the U.S. government does not honor its indemnification obligations, we may incur liabilities, which could be substantial. Regardless of merit or eventual outcome, product liability claims may result in:

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

If we seek to sell TPOXX® to non-government customers, healthcare reform and controls on healthcare spending may limit the price we charge for our products and the amounts that we can sell.

There have been a number of legislative and regulatory proposals in the United States to change the health care system in ways that could affect our ability to sell our products profitably if we seek to sell TPOXX® to non-government customers. One enacted proposal, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”), substantially changed the way healthcare is financed by both governmental and private insurers and could have a substantial effect on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs like Medicare, reimbursement changes and rules protecting against fraud and abuse, that will change existing healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. If we obtain marketing approval sale of TPOXX® beyond the Strategic Stockpile, it is possible that some of our revenue may be derived from governmental healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposed a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. The Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and potential future sales and profitability of our current or future products specifically.

Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and require us to revise and implement costly compliance programs.

If we expand our operations outside of the United States, we must comply with numerous laws and regulations relating to business operations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices and compliance programs may be costly and such programs can be difficult to enforce, particularly where reliance on third parties is required.

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

If we expand our operations outside of the U.S., compliance with the FCPA may be expensive and can be difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical studies and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. In addition, biodefense companies like SIGA often sell their products directly to foreign governments.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it may require us to dedicate additional resources to compliance with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties that can be levied on the Company and its executives.

Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices could have a material negative impact on our operations and harm our reputation and ability to procure government contracts. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

Other countries such as the UK have anti-bribery laws similar to or more expansive in scope than the FCPA which may be applicable to our operations if we expand outside the U.S.

Risks Related to Product Development

Growth of our business may be impacted significantly by our success in completing development and commercialization of drug candidates, or additional indications for TPOXX®. If we are unable to commercialize new drug candidates or additional indications, or experience significant delays in doing so, our business may be materially harmed.

We have invested a substantial amount of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term cash flows is primarily dependent on the success of our smallpox antiviral drug TPOXX®, which has only been approved by the FDA in oral form. The commercial success of our current and future drug candidates, or additional indications for TPOXX®, will depend on many factors, including:

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

We may rely on FDA regulations known as the “Animal Rule” to obtain approval for most of our biodefense drug candidates. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval. These regulations are relied upon only occasionally. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our drug candidates in humans. If we are not successful in completing the development and commercialization of our drug candidates, whether due to our efforts or due to concerns raised by our governmental regulators or customers, our business could be materially adversely harmed.

We may not be able to fully commercialize the IV formulation of TPOXX®, or other additional indications for TPOXX®, if our clinical trials do not demonstrate adequate safety or our animal studies do not demonstrate adequate efficacy.

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

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

•	we may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials; or

•	the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics;

•	the costs, regulations, or challenges associated with animal studies may increase and make our studies more difficult.

IV TPOXX® is currently in product development and there can be no assurance of successful commercialization beyond the 2018 BARDA contract.

The fact that the FDA has approved the oral formulation of TPOXX® does not guarantee that our approach to drug development will be effective or will result in the successful commercialization of any other drug, the IV formulation of TPOXX® or any new indication of TPOXX®. We cannot predict with certainty whether any other drug candidate or expanded indication resulting from our research and development efforts will be approved by the FDA.

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

In addition, third parties may seek to preclude us from marketing our drugs through enforcement of their proprietary or intellectual property rights that we are not aware of, or third parties may succeed in marketing equivalent or superior drug products that do not infringe our intellectual property. Our failure to develop safe, commercially viable future drug candidates or obtain approval for expanded indications and formulations of TPOXX® would have a material adverse effect on our ability to grow our business, and impair our financial condition and operations.

Risks Related to Our Dependence on Third Parties

If third parties on whom we rely for manufacturing and raw materials of TPOXX®, and managing our inventory, do not perform as contractually required or as we expect, we may not be able to successfully satisfy our obligations under the 2018 BARDA Contract and our business would suffer.

We currently rely on third-party manufacturers and service providers to provide raw materials and manufacture TPOXX®. Under the 2018 BARDA Contract, we are responsible for the performance of these third-party contracts, and our contracts with these third parties give us certain supervisory and quality control rights, but we do not exercise day-to-day control over their activities.

Additionally, we may rely on a third party provider, or multiple providers, to store a portion of the stockpile of IV TPOXX® under the 2018 BARDA Contract, entrusting this vendor with the care and handling of a substantial portion of our inventory of IV TPOXX®.

If a third party provider fails to comply with applicable laws and regulations, fails to meet expected deadlines, experiences shortages or delays, or otherwise does not carry out its contractual duties to us, or encounters physical damage or natural disaster at its facilities, our ability to meet our obligations under the 2018 BARDA Contract could be significantly impaired. We do not currently have the internal capacity to perform these important functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

Our reliance on third parties that we do not control does not relieve us of the responsibilities and requirements imposed by the 2018 BARDA Contract. Third parties may not complete activities on schedule, or may not conduct trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of IV TPOXX® or other drug candidates.

Risks Related to Manufacturing and Manufacturing Facilities

Problems related to large-scale commercial manufacturing could cause us to delay product launches, an increase in costs or shortages of products.

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

If third parties do not manufacture our drug candidates or products in sufficient quantities and at an acceptable cost or in compliance with regulatory or contractual requirements and specifications, the fulfillment of contractual requirements under the 2018 BARDA contract, or any other procurement contract, or the development of our drug candidates could be delayed, prevented or impaired.

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

Our biopharmaceutical research and development sometimes may involve the use of hazardous and radioactive materials and generation of biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products. Although we believe that our CMO's safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources. We use through third parties, for example, small amounts of radioactive isotopes commonly used in pharmaceutical research, which are stored, used and disposed of in accordance with Nuclear Regulatory Commission regulations. Our general liability policy provides coverage up to annual aggregate limits of $2 million and coverage of $2 million per occurrence.

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

    While our current cash position is strong, our ability to continue to fund future operations will be substantially impacted by cash flows from the 2018 BARDA Contract, which may not be sufficient if BARDA elects, in its sole discretion, not to exercise some or all of the options under the 2018 BARDA Contract. Given the nature of option-based government contracts, we cannot guarantee that we can sustain or enhance our current level of operations. Cash flows could fluctuate significantly and could be delayed from one quarter to another based on several factors. As such, if cash flows from the 2018 BARDA Contract are different from expectations, or if operating expenses or other expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, and financial condition could be materially and adversely affected.

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

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Also, confidential patient and other information may be compromised in a cyber-attack or cyber-intrusion. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our drug candidates could be delayed.

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

As of December 31, 2018, we had federal net operating loss carryforwards, or NOLs, of $40.3 million to offset future taxable income. The remaining NOLs expire in 2036, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes a limitation on a company’s ability to use NOLs if the company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we may be required to pay more taxes than if we were able to utilize our NOLs fully.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug candidate TPOXX® (also known as ST-246, tecovirimat). As of February 28, 2019, the TPOXX® patent portfolio has seven patent families consisting of 21 U.S. utility patents, 57 issued foreign patents, five U.S. utility patent applications, and 41 foreign patent applications.

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

If our patents are challenged and found to be invalid or unenforceable, the value of our products could be harmed, and we could be subject to competition earlier than we anticipated.

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

While we have raised funds through credit facilities and the issuance of new equity or the exercise of options or warrants in the past, there is no guarantee that we will continue to be successful in raising such funds should we need to seek to do so. If we are unable to raise additional funds, we could be forced to discontinue, cease or limit certain operations and equity investors could experience significant or total losses of their investments. Our cash flows may fall short of our projections or be delayed, or our expenses may increase, which could result in our capital being consumed significantly faster than anticipated.

Although our current cash position is strong, we may require additional financing and we may not be able to raise additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Debt financing arrangements, if available, may require us to pledge certain assets or enter into covenants that would restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our stockholders.

Indebtedness may make it more difficult to obtain additional financing or reduce our flexibility to act in our best interests, and default on our indebtedness would have a material adverse effect on our business, financial condition and results of operations.

The level of our indebtedness under our $80.0 million loan and security agreement dated September 2, 2016 (as amended from time to time, the "Loan Agreement") with OCM Strategic Credit SIGTEC Holdings, LLC ("Lender), could affect us by: making it more difficult to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes; shortening the duration of available revolving credit because lenders may seek to avoid conflicting maturity dates; constraining our ability to react quickly in an unfavorable economic climate or to changes in our business or the pharmaceutical industry; or potentially requiring the dedication of substantial amounts to service the repayment of outstanding debt, including periodic interest payments, thereby reducing the amount of cash available for other purposes. In addition, the Loan Agreement contains customary covenants which could impact our ability to obtain additional financing and restrict our flexibility in carrying out our business strategy.

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

The Loan Agreement includes customary events of default, including, among others: (i) non-payment of amounts due thereunder, (ii) the material inaccuracy of representations or warranties made thereunder, (iii) non-compliance with covenants thereunder, (iv) non-payment of amounts due under, or the acceleration of, other material indebtedness of the Company and (v) bankruptcy or insolvency events. Such default would have a material adverse effect on our business, financial condition and results of operations. Upon the occurrence and during the continuance of an event of default under the Loan Agreement, the interest rate may increase by 2.00% per annum above the rate of interest otherwise in effect, and the Lender would be entitled to accelerate the maturity of the Company’s outstanding obligations thereunder. In addition, our indebtedness under the Loan Agreement is secured by a first priority lien on all of our existing and after-acquired property, including intellectual property. If we default on our obligations under the Loan Agreement, the Lender could foreclose on our assets.

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

•
initiating, completing or analyzing, or a delay or failure in initiating, completing or analyzing, pre-clinical or clinical trials or animal trials or the design or results of these trials for products in development;

•	achievement or rejection of regulatory approvals for products in development by our competitors or us;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning our collaborations and supply chain;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenues and other results of operations;

•	changes in financial estimates by securities analysts; or

•	publicity or activity involving possible future acquisitions, strategic investments, partnerships or alliances.

Additionally, because the volume of trading in our stock fluctuates significantly at times, any information about us in the media or public domain may result in significant volatility in our stock price.

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

Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change of control of SIGA. As of the most recent available information, directors, executive officers and principal stockholders beneficially owned approximately 33% of our outstanding common stock. In addition to owning common stock of the Company, directors and certain executive officers have the right to acquire additional stock through the exercise or conversion of certain securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York, NY and our research and development facilities are located in Corvallis, Oregon. In January 2013, we entered into a sublease for approximately 6,676 square feet with a related party to sublet office space in a New York, NY location to serve as our corporate headquarters. The sublease commenced in April 2013 and was scheduled to expire in 2020. In July 2017, we terminated this sublease. In May 2017, we entered into a new 10-year lease with a related party to let 3,200 square feet in New York, NY to serve as our new corporate headquarters.

In Corvallis, we lease approximately 10,276 square feet. Until its expiration on December 31, 2017, this facility was leased under an amended lease agreement signed in January 2007, and most recently changed through an addendum in April 2015. On November 3, 2017 we entered into a new lease for the same space which expires in December 2019. This lease has two successive renewal options; one for two years and the other for three years.

Item 3. Legal Proceedings

From time to time, we may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although such claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of such current pending matters, if any, will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management resources and other factors (see Note 13 to the consolidated financial statements).

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

On March 22, 2018, the Company's common stock commenced trading on The Nasdaq Global Market under the symbol "SIGA". From March 20, 2015 through March 21, 2018, the Company's common stock had been traded on the OTC Pink Sheets. The Company's common stock traded under the symbol “SIGAQ” from March 20, 2015 until April 17, 2016, and since April 18, 2016, it has traded under the Symbol “SIGA.” From September 9, 1997 through September 2, 2009, the Company's common stock was traded on the Nasdaq Capital Market and from September 3, 2009 until March 19, 2015 it was traded on the Nasdaq Global Market under the symbol “SIGA.” Prior to September 9, 1997 there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on The Nasdaq Global Market and OTC Pink Sheets, as applicable:

2018	High	Low
First Quarter	$6.78	$4.21
Second Quarter	7.54	5.72
Third Quarter	8.47	5.77
Fourth Quarter	7.94	4.68

2017	High	Low
First Quarter	$3.40	$2.80
Second Quarter	3.88	3.00
Third Quarter	3.39	2.85
Fourth Quarter	5.24	3.14

As of February 15, 2019, the closing sale price of our common stock was $6.99 per share. There were 35 holders of record as of February 15, 2019. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

We have paid no dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. We currently intend to retain any future cash flow in excess of our operating costs to finance the growth and development of our business and to service any debt payments. Dividend payments are not permitted under the Loan Agreement.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2018, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2013 in each of (i) our common stock; (ii) the Nasdaq Composite; and (iii) the Nasdaq Biotech Composite.

	2013	2014	2015	2016	2017	2018
SIGA Technologies, Inc.	$100	$44	$13	$88	$148	$242
NASDAQ Composite Index	$100	$113	$120	$129	$165	$159
NASDAQ Biotech Composite Index	$100	$134	$149	$117	$142	$128

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The selected consolidated financial operating data for the years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial operating data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from applicable audited consolidated financial statements not included in this Annual Report on Form 10-K. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Revenues	$477,054	$12,269	$14,988	$8,176	$3,140
Cost of sales and supportive services	95,269	—	—	—	—
Selling, general and administrative	12,880	12,303	13,714	10,582	12,647
Research and development	13,016	16,680	19,711	13,131	10,707
Patent expenses	789	910	909	1,009	988
Litigation expense	—	—	—	14,407	188,465
Lease termination	—	1,225	—	—	—
Interest on PharmAthene liability	—	—	11,669	—	—
Income (loss) from operations	355,100	(18,849)	(31,015)	(30,953)	(209,667)
(Increase) decrease in fair value of common stock warrants	(6,923)	(4,739)	(895)	—	313
Interest expense, net	(15,478)	(14,758)	(2,396)	(267)	(456)
Backstop fee	—	—	(1,764)	—	—
Other income, net	78,941	17	102	42	1
Reorganization items, net	—	—	(3,717)	(7,811)	(2,127)
Income (loss) before income taxes	411,640	(38,329)	(39,685)	(38,989)	(211,936)
Benefit from (provision for) income taxes	10,168	2,094	(14)	(462)	(53,528)
Net income (loss)	$421,808	$(36,235)	$(39,699)	$(39,451)	$(265,464)
Basic earnings (loss) per common share	$5.28	$(0.46)	$(0.69)	$(0.73)	$(4.97)
Diluted earnings (loss) per common share	$5.18	$(0.46)	$(0.69)	$(0.73)	$(4.97)
Weighted average common shares outstanding: basic	79,923,295	78,874,494	57,188,503	53,777,687	53,419,686
Weighted average common shares outstanding: diluted	82,708,472	78,874,494	57,188,503	53,777,687	53,419,686
Cash and cash equivalents and restricted cash	$180,397	$37,102	$56,174	$112,711	$99,714
Total assets	203,444	144,670	160,982	185,733	160,729
Long-term obligations	76,811	71,891	66,801	332	405
Stockholders’ equity (deficiency)	102,915	(323,138)	(287,418)	(284,429)	(246,502)
Net cash provided by (used in) operating activities	$68,871	$(18,387)	$(116,813)	$11,109	$14,177

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

On July 13, 2018 the United States Food & Drug Administration (“FDA”) approved oral TPOXX® for the treatment of smallpox. Oral TPOXX® is a novel small-molecule drug that has been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”) under the Project BioShield Act of 2004 (“Project BioShield”). Concurrent with the approval, the FDA granted the Company's request for a Priority Review Voucher (“PRV”). A PRV is a voucher that may be used to obtain an accelerated FDA review of a product candidate. On October 31, 2018, the Company sold its PRV for cash consideration of $80.0 million.

Lead Product-TPOXX®

2018 BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and supportive procurement activities. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2018 BARDA Contract”) currently contemplates, as of February 28, 2019, up to approximately $600.1 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $12.2 million of payments are related to exercised options and up to approximately $536.2 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 2018 BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. Initially, the 2018 BARDA Contract specified payments of up to approximately $628.7 million; on February 21, 2019, a cost-reimbursement plus fixed fee option for post-marketing, and other activities for oral TPOXX® was modified to $12.2 million (from $40.8 million) based on updated planning. As such, total potential payments currently specified under the 2018 BARDA Contract are $600.1 million.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2018, the Company has received $3.2 million for the manufacture of IV BDS; such bulk drug substance is expected to be used for the manufacture of 20,000 courses of IV FDP.

Exercised options specify potential payments up to approximately $12.2 million for funding of post-marketing activities for oral TPOXX®.

Unexercised options specify potential payments up to approximately $536.2 million in total (if all options are exercised). There are options for the following activities: payments of up to $450.2 million for the delivery of up to approximately 1,452,300 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 2018 BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to make independent exercise decisions. If BARDA decides to only exercise IV BDS Options, then the Company would receive payments up to $30.7 million; alternatively, if BARDA decides to exercise both IV BDS Options and IV FDP Options, then the Company would receive payments up to $76.8 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract”) includes a base contract, as modified, (“2011 Base Contract”) as well as options. The 2011 Base Contract specifies approximately $508.7 million of payments (including exercised options), of which, as of December 31, 2018, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $43.9 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $5.0 million remains eligible to be received in the future for reimbursements of development and supportive activities.

For courses of oral TPOXX® that have been physically delivered to the Strategic Stockpile under the 2011 BARDA Contract, there are product replacement obligations, including: (i) a product replacement obligation in the event that the final version of oral TPOXX® approved by the FDA was different from any courses of oral TPOXX® that had been delivered to the Strategic Stockpile (the “FDA Approval Replacement Obligation”); (ii) a product replacement obligation, at no cost to BARDA, in the event that oral TPOXX® is recalled or deemed to be recalled for any reason; and (iii) a product replacement obligation in the event that oral TPOXX® does not meet any specified label claims. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox and there is no difference between the approved product and courses in the Strategic Stockpile. As such, the possibility of the FDA Approval Replacement Obligation resulting in any future replacements of product within the Strategic Stockpile is remote.

The 2011 BARDA Contract includes options. On July 30, 2018, the 2011 BARDA Contract was modified and BARDA exercised its option relating to FDA approval of 84-month expiry for oral TPOXX® for which the Company was paid $50.0 million in August 2018. With the option exercise, the 2011 BARDA Contract was modified so that the 2011 Base Contract increased by $50.0 million. Remaining options, if all would be exercised by BARDA, would result in aggregate payments to the Company of $72.7 million, including up to $58.3 million of funding for development and supportive activities such as work on a post-exposure prophylaxis ("PEP") indication for TPOXX® and/or $14.4 million of funding for production-related activities related to warm-base manufacturing. BARDA may choose in its sole discretion not to exercise any or all of the unexercised options. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of those exercises was minimal.

The 2011 BARDA Contract expires in September 2020.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. On July 13, 2018, the FDA approved the Company’s oral TPOXX® for the treatment of smallpox. There was no difference between the approved product and courses of oral TPOXX® that had been delivered to the Strategic Stockpile. As such, in July 2018, the Company received $41 million that previously had been held back under the 2011 BARDA Contract. Additionally, since July 2018, the Company has received: a $50 million payment from BARDA in August 2018 as a result of the exercise of an option (through modification of the 2011 BARDA Contract) relating to FDA approval of 84-month expiry for oral TPOXX®; and $80 million of cash proceeds from the sale of its PRV (defined in Note 1 to the consolidated financial statements). Furthermore, the 2018 BARDA Contract, awarded in September 2018, could provide payments of up to $600 million to the Company over the next series of years. Accordingly, management believes, based on currently forecasted operating costs that the Company will continue as a going concern.

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

Substantially all of our revenue associated with research and development performance obligations is recognized over time. Because control transfers over time with these performance obligations, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress for performance obligations connected with research and development activities because it best depicts the transfer of control to the customer, which occurs as we incur costs under our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to fully satisfy the performance obligation. Contract costs include labor, material, overhead and third-party services. Any loss on a research and development performance obligation would be recognized at the point in time that it became probable that a loss was going to be incurred.

Revenue under the 2011 BARDA Contract (see Note 3 to the consolidated financial statements) connected with courses of oral TPOXX® that are manufactured and delivered to the Strategic Stockpile and related services, milestones and advance payments (activities in combination that constitute one performance obligation) has been recognized at a point in time. Revenue associated with this performance obligation was recognized when BARDA obtained control of the asset, which was upon delivery to and acceptance by the customer and at the point in time when the constraint on the consideration was reasonably resolved. The consideration, which is variable, was constrained until the FDA approved oral TPOXX® for the treatment of smallpox on July 13, 2018. Prior to FDA approval, consideration had been constrained because the possibility of the FDA Approval Replacement Obligation (as defined herein) had not been quantified or specified. Following FDA approval, the possibility of having to replace product pursuant to the FDA Approval Replacement Obligation was essentially eliminated and deemed to be remote since there is no difference between the approved product and the courses of oral TPOXX® that had been delivered to the Strategic Stockpile. As a result, the deferred revenue associated with the performance obligation was recorded as product sales and supportive services for the year ended December 31, 2018.

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

Contracts are often modified to account for additional services to be performed. We consider contract modifications to exist when the modification either creates new enforceable rights and obligations, or changes existing enforceable rights and obligations. If the effect of a contract modification on the transaction price changes our measure of progress for the performance obligation to which it relates, the impact will be recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. Each reporting period, we assess the realizability of our deferred tax assets to determine if the deductible temporary differences will be utilized on a more-likely-than-not basis. In making this determination, we assess all available positive and negative evidence to determine if our existing deferred tax assets are realizable on a more-likely-than-not basis. Significant weight is given to positive and negative evidence that is objectively verifiable. We consider the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The realization of a deferred tax asset is ultimately dependent on our generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences. During the year ended December 31, 2018, we received FDA approval and recorded revenue related to the delivery of our oral TPOXX® product. We also recorded revenue related to the FDA holdback payment and the payment for 84-month expiry for oral TPOXX®. In addition, we entered into a new contract with BARDA for the sale of up to 1.7 million courses of TPOXX®. Based on these factors, we determined that sufficient positive evidence exists to conclude that substantially all of our deferred tax assets are realizable on a more-likely-than-not basis.

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

Income tax benefits are recognized for a tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. As of December 31, 2018, we recorded an uncertain tax position attribute reduction related to state net operating loss carryforwards. In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will present interest and penalties as a component of income taxes.

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

Results of Operations for the Years ended December 31, 2018, 2017, and 2016

Revenues from product sales and supportive services for the year ended December 31, 2018 were $468.9 million. In 2017 and 2016, there were no recorded revenues from product sales and supportive services. Such revenues in 2018 are primarily associated with revenue recognition of all cash consideration received in prior periods under the 2011 BARDA Contract that is related to the delivery to the Strategic Stockpile of courses of oral TPOXX® and related services, milestones and advance payments ($375.6 million in total). In prior periods, these receipts had been deferred on the balance sheet since revenue recognition had been constrained by the possibility of a product replacement obligation being applicable. Following FDA approval of oral TPOXX® in the third quarter 2018, the possibility of the FDA Approval Replacement Obligation resulting in any future replacements of product within the Strategic Stockpile is remote, thus resulting in the recognition of revenues that previously had been deferred. In addition to the above-mentioned amounts, 2018 product sales and supportive service revenues also include $91 million received in the third quarter under the 2011 BARDA Contract in connection with a $41 million holdback payment and a $50 million payment for achieving 84-month expiry for oral TPOXX® (see Note 3 to the consolidated financial statements for further detail on these payments).

Revenues from research and development contracts and grants for the years ended December 31, 2018 and 2017, were $8.1 million and $12.3 million, respectively. The decrease of $4.1 million, or 33.7%, primarily relates to a decrease in revenues from our federal contracts supporting the development of oral TPOXX®, partially offset by the increase in revenues from our federal contracts supporting the development of IV TPOXX®. Revenues from federal contracts supporting the development of oral TPOXX® have decreased because active studies involving oral TPOXX® have decreased in number and scale in comparison to prior year activity, reflecting the filing of a new drug application ("NDA") for oral TPOXX® in December 2017.

Revenues from research and development contracts and grants for the years ended December 31, 2017 and 2016, were $12.3 million and $15.0 million, respectively. The decrease of $2.7 million, or 18.1%, primarily relates to a decrease in revenues from our federal contracts supporting the development of oral TPOXX®. Revenues from federal contracts supporting the development of oral TPOXX® decreased because active studies involving oral TPOXX® decreased in number and scale in comparison to prior year activity.

Cost of sales and supportive services for the year ended December 31, 2018, were $95.3 million; in 2017 and 2016, there were no recorded cost of sales and supportive services. Due to FDA approval of oral TPOXX® on July 13, 2018, all costs incurred in previous periods which had been deferred in connection with the deferral of related revenues were recognized.

Selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2018 and 2017 were $12.9 million and $12.3 million, respectively, reflecting an increase of $0.6 million, or 4.7%. The increase is primarily attributable to a $0.3 million increase in employee compensation expense and non-recurring costs related to the application for listing our stock on The Nasdaq Global Market, partially offset by a reduction in rent expense stemming from the relocation of corporate headquarters in May 2017.

SG&A for the years ended December 31, 2017 and 2016 were $12.3 million and $13.7 million, respectively, reflecting a decrease of $1.4 million, or 10.3%. The decrease is primarily attributable to a $1.9 million decrease in professional service fees, partially offset by a $0.9 million increase in employee compensation expense. The decrease in professional service fees is primarily due to the final resolution of the PharmAthene litigation and related strategic initiatives, which resulted in a decrease in legal fees. The net increase in employee compensation expense reflects an increase in senior management headcount, partially offset by a reduction in annual bonus expense in 2017 (one-time bonuses were paid in 2016 in connection with the satisfaction of the PharmAthene liability).

Research and development (“R&D”) expenses were $13.0 million for the year ended December 31, 2018, a decrease of approximately $3.7 million, or 22.0% from the $16.7 million incurred during the year ended December 31, 2017. The decrease is attributable to a $4.2 million net decrease in direct vendor-related expenses supporting the development of oral TPOXX® and IV TPOXX®. Direct vendor-related expenses related to oral TPOXX® decreased $6.6 million due to a decrease in the number and scale of active studies, while such expenses related to IV TPOXX® increased $2.4 million. The decrease in R&D expenses is also partially attributable to there being no inventory write-down expenses in 2018 as compared with a net expense of $536,000 in 2017 in connection with an inventory write-down. These net decreases were partially offset by an increase in employee compensation of approximately $1.4 million which was primarily associated with the vesting in 2018 of restricted stock awards that had been contingent upon the FDA approval of oral TPOXX®.

R&D expenses were $16.7 million for the year ended December 31, 2017, a decrease of approximately $3.0 million, or 15.4% from the $19.7 million incurred during the year ended December 31, 2016. The decrease was primarily attributable to a decrease of $2.9 million in direct vendor-related expenses supporting the development of oral TPOXX® (number and scale of active studies decreased) and a $0.6 million decrease in bonus expense (one-time bonuses were paid in 2016 in connection with the satisfaction of the PharmAthene liability). These decreases were partially offset by a $536,000 net expense related to an inventory write-down. The $536,000 expense related to a $686,000 inventory write-down, partially offset by contractual Contract Manufacturing Organizations (“CMO”) credits received in connection with the inventory write-down.

Patent expenses for the years ended December 31, 2018, 2017 and 2016 were $0.8 million, $0.9 million, and $0.9 million, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Lease termination expense for the year ended December 31, 2017 was approximately $1.2 million. This expense relates to the Old HQ Sublease Termination Agreement. See Note 13 to the consolidated financial statements for additional information.

For the year ended December 31, 2016, we recorded approximately $11.7 million of interest expense on the
PharmAthene liability. This amount represents interest expense related to the post-judgment interest on the Delaware Court of Chancery Final Order and Judgment. On November 16, 2016, we fully satisfied the PharmAthene liability, and thus there was no interest expense on the PharmAthene liability for the years ended December 31, 2018 and 2017.

Interest expense on the term loan facility under the Loan Agreement (the "Term Loan") for the year ended December 31, 2018 was $15.5 million, an increase of approximately $0.7 million from the $14.8 million incurred during the year ended December 31, 2017. The $15.5 million of interest for the year ended December 31, 2018 includes: $11.0 million of cash payments from restricted cash and $4.5 million of accretion of unamortized costs and fees related to the Term Loan balance. The $14.8 million of interest for the year ended December 31, 2017 includes: $10.3 million of cash payments from restricted cash and $4.5 million of accretion of unamortized costs and fees related to the Term Loan balance.

Interest expense on the Term Loan for the year ended December 31, 2017 was $14.8 million, an increase of approximately $12.4 million from the $2.4 million incurred during the year ended December 31, 2016. The increase is primarily attributable to a full 12 months of interest accrued on the Term Loan in 2017; in comparison, less than two months of interest accrued in 2016. The $14.8 million of interest for the year ended December 31, 2017 includes: $10.3 million of cash payments from restricted cash and $4.5 million of accretion of unamortized costs and fees related to the Term Loan balance. The $2.4 million of interest for the year ended December 31, 2016 included $1.3 million of cash payments from restricted cash and $1.1 million of accretion of unamortized costs and fees related to the Term Loan balance.

Changes in the fair value of liability classified warrants to acquire common stock were recorded within the income statement. For the years ended December 31, 2018, 2017 and 2016, we recorded a loss of approximately $6.9 million, $4.7 million and $0.9 million, respectively, reflecting an increase in fair value of liability classified warrants resulting principally from increases in the price of our common stock.

For the year-ended December 31, 2016, we incurred a non-cash backstop fee of approximately $1.8 million in connection with a rights offering and pursuant to a backstop agreement with an affiliate of MacAndrews & Forbes Inc. and other backstop parties.

Other income, net for the year ended December 31, 2018 was $78.9 million. Other income for 2018 reflects the sale of our PRV for $80.0 million, net of related expenses as well as interest income on cash accounts. See Note 1 to the consolidated financial statements regarding the PRV transaction.

Reorganization expenses in connection with the chapter 11 filing for the year ended December 31, 2016 were approximately $3.7 million, respectively. Reorganization expenses for the year-ended December 31, 2016 represents expenses incurred up to the Effective Date of the Plan (as defined in Note 15 to the consolidated financial statements).

For the year ended December 31, 2018, we recognized a tax benefit of $10.2 million on pre-tax income of $411.6 million. Our effective tax rate for the year ended December 31, 2018 was (2.5%). During 2018, we recognized a benefit of approximately $25.8 million primarily related to the Company's assessment that our deferred tax assets are realizable on a more-likely-than-not basis and the resulting reduction of the related valuation allowance. Our effective tax rate for the year ended December 31, 2018 differs from the statutory rate primarily as a result of the reduction of the valuation allowance.

FASB Accounting Standards Codification Topic 740, Income Taxes ("ASC 740") requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. At each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. During the year ended December 31, 2018, we received FDA approval and recorded revenue related to the previous delivery of our oral TPOXX® product. We also recorded revenue related to the FDA holdback payment and the payment for 84-month expiry of oral TPOXX®. In addition, we entered into a new contract with BARDA for the purchase of up to 1.7 million courses of TPOXX®. Based on these factors, we determined that sufficient positive evidence existed to conclude that substantially all of our deferred tax assets were realizable on a more-likely-than-not basis.

For the year ended December 31, 2017, we recognized a tax benefit of approximately $2.1 million on a pre-tax loss of $38.3 million. Our effective tax rate for the year ended December 31, 2017 was 5.5%.

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax; (6) limitation on the deductibility of executive compensation under Internal Revenue Code §162(m); and (7) new tax rules related to foreign operations.

In connection with the initial analysis of the impact of the TCJA as of December 31, 2017, we recorded a provisional decrease in our deferred tax assets and liabilities with a corresponding adjustment to the related valuation allowance. In addition, the Company recorded an income tax benefit of $2.1 million primarily related to our Minimum Tax Credit carryforwards as such amounts will be refundable, in cash, under TCJA. As of December 31, 2018, the Company has approximately $2.7 million of minimum tax credits which are expected to be refunded no later than 2021.

In response to the TCJA, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 118 which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC 740 in the reporting period in which the TCJA was enacted. In addition, SAB No. 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. For the year ended December 31, 2017, we recorded a provisional decrease in our deferred tax assets and liabilities with a corresponding adjustment to the related valuation allowance. In addition, we recorded an income tax benefit of $2.7 million related to the elimination of the AMT as such amounts will be refundable, in cash, under TCJA. We expect to collect the refund no later than 2021. During the year ended December 31, 2018, we finalized the accounting for the tax effects of TCJA with no material changes to the provisional estimate recorded in 2017.

For the year ended 2016, we incurred a tax provision of $13,884 on pre-tax net losses of $39.7 million. Our effective tax rate for the year ended December 31, 2016 was (0.03%). Our effective tax rate was impacted by recurring items such as current operating losses with no tax benefit, federal alternative minimum tax, state taxes, and the change in the valuation allowance for deferred tax liabilities associated with indefinite-lived intangible assets. Such deferred tax liabilities generally cannot be used as a source of taxable income to realize deferred tax assets with a definitive loss carryforward period.

Liquidity and Capital Resources

As of December 31, 2018, we had $100.7 million in cash and cash equivalents compared with $19.9 million at December 31, 2017. Additionally, as of December 31, 2018, we had $79.7 million of restricted cash compared with $17.2 million at December 31, 2017. The restricted cash is available to pay interest, fees and principal on the Term Loan. The increase in the restricted cash relates to the sale of our PRV. See Note 7 to the consolidated financial statements for additional information.

Operating Activities
We prepare our consolidated statement of cash flows using the indirect method. Under this method, we reconcile net income (loss) to cash flows from operating activities by adjusting net income (loss) for those items that impact net income (loss) but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to stock-based compensation and changes in the fair value of our warrant liability; gains and losses from various transactions and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

Net cash provided by (used in) operations for the years ended December 31, 2018 and 2017 was $68.9 million and $(18.4) million, respectively.  For the year ended December 31, 2018, the primary sources of cash inflows were a $41.0 million holdback payment under the 2011 BARDA Contract (see Note 3) and a $50.0 million payment from BARDA in connection with a modification made to the 2011 BARDA Contract, in which BARDA exercised an option relating to FDA approval of 84-month expiry for oral TPOXX®. These receipts were partially offset by net operating costs and $11.0 million of cash interest expense on the Term Loan. For the year ended December 31, 2017, cash usage was primarily due to: $26.7 million of cash operating expenses (net loss adjusted for non-cash items noted in the cash flow statement such as interest expense and change in fair value of warrants) and $4.9 million of payments to CMOs for the manufacture and related support of TPOXX®, partially offset by $8.5 million of cash received from BARDA for product deliveries of oral TPOXX® as well as reimbursement payments under the BARDA contract of certain vendor costs that were paid in the prior year.

Net cash (used in) operations for the years ended December 31, 2017 and 2016 was $(18.4) million and $(116.8) million, respectively. For the year ended December 31, 2017, cash usage was primarily due to: $26.7 million of cash operating expenses (net loss adjusted for non-cash items noted in the cash flow statement such as interest expense and change in fair value of warrants) and $4.9 million of payments to CMOs for the manufacture and related support of TPOXX®, partially offset by $8.5 million of cash received from BARDA for product deliveries of oral TPOXX® as well as reimbursement payments under the BARDA contract of certain vendor costs that were paid in the prior year. For the year ended December 31, 2016, cash usage was primarily attributable to $170 million of payments made to PharmAthene by the Company, which in combination with a $46.9 million payment made directly to PharmAthene by the Lender under the Term Loan, fully satisfied the PharmAthene claim (the $46.9 million payment by the Lender is not part of operating activities within the cash flow statement). Cash usage was also due to: operating expenses; costs attendant to the administration of the chapter 11 case; pre-petition claim payments (other than the PharmAthene claim); $31.4 million of payments to CMOs for the manufacture and related support of TPOXX®. These amounts were partially offset by $111.2 million of cash received from BARDA for product deliveries of oral TPOXX® and achieving a milestone under the BARDA contract.

On December 31, 2018 and 2017, our accounts receivable balance was approximately $2.0 million (which includes approximately $0.6 million of unbilled receivables) and $1.8 million, respectively. Our accounts receivable balances primarily reflect reimbursable work performed during December 31, 2018 and 2017, respectively, in connection with TPOXX®.

Investing Activities
Net cash provided by (used in) investing activities for the years ended December 31, 2018 and 2017 was $78.2 million and $(0.1) million, respectively. In 2018, we received net proceeds of approximately $78.3 million related to the sale of our PRV. In 2017, net cash used related to capital expenditures.

Net cash (used in) provided by investing activities for the years ended December 31, 2017 and 2016 was $(0.1) million and $1.2 million, respectively. For the year ended December 31, 2017 we purchased approximately $0.1 million of equipment in the ordinary course of business. For the year ended December 31, 2016, we received approximately $1.2 million in connection with the return of collateral supporting a surety bond that had been posted in 2012 in connection with the PharmAthene litigation.

Financing Activities
Net cash used in financing activities for the years ended December 31, 2018 and 2017 was $3.8 million and $0.6 million, respectively. For the year ended December 31, 2018, cash was used to repurchase $4.1 million of common stock to meet minimum statutory tax withholding requirements for shares issued to employees in connection with the release of restricted stock units and the exercise of stock appreciation rights and options. Additionally, we received approximately $0.3 million in exercise price payments in connection with the exercise of options. For the year ended December 31, 2017, cash was used to repurchase $0.6 million of common stock to meet minimum statutory tax withholding requirements for shares issued to employees in connection with the release of restricted stock units and the exercise of stock appreciation rights and options. Additionally, we bought back $84,000 of options at their intrinsic value, and we received $89,000 in exercise price payments in connection with the exercise of options.

Net cash (used in) provided by financing activities for the years ended December 31, 2017 and 2016 was $(0.6) million and $59.1 million, respectively. For the year ended December 31, 2017, cash was used to repurchase $0.6 million of common stock to meet minimum statutory tax withholding requirements for shares issued to employees in connection with the release of restricted stock units and the exercise of stock appreciation rights and options. Additionally, we bought back $84,000 of options at intrinsic value, and we received $89,000 in connection with the exercise of options. On November 16, 2016, the Term Loan was funded and a rights offering was completed. The rights offering provided net proceeds of approximately $34.6 million through the sale of 23.5 million shares of common stock. In connection with the Term Loan, we paid $3.8 million of costs. Separately, during 2016, we repurchased $0.4 million of common stock to meet minimum statutory tax withholding requirements for restricted shares issued to employees. The Term Loan provided $46.9 million ($50 million, less fees and expenses of $3.1 million) that was paid directly by the Lender to PharmAthene as part of the full satisfaction of the PharmAthene claim. The Term Loan placed an additional $30 million in a reserve account to be utilized primarily to pay interest on the Term Loan (such amount being recorded as restricted cash).

Contractual Obligations, Commercial Commitments and Purchase Obligations

Future contractual obligations and commercial commitments as of December 31, 2018 are expected to be as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating lease obligations (1)	$3,019,928	$541,376	$608,000	$672,774	$1,197,778
Term loan obligations at maturity	84,000,000	—	84,000,000	—	—
Interest payment obligations on the Term Loan (2)	21,523,631	11,452,078	10,071,553	—	—
Purchase obligations (3)	7,224,223	6,679,261	488,530	56,432	—
Payments under Lease Termination Agreement	568,057	336,955	231,102	—	—
Total contractual obligations	$116,335,839	$19,009,670	$95,399,185	$729,206	$1,197,778

(1)
Includes facilities and office space under two operating leases expiring in 2019 and 2027, respectively. These obligations assume non-termination of agreements and represent expected payments, which are subject to change.

(2)	Includes amounts to be paid with restricted cash. Assumes cash interest rate of 14.1% (the rate at December 31, 2018) throughout the duration of the Term Loan.

(3)	Includes purchase orders for manufacturing and R&D activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objective is the preservation of investment capital. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are also subject to the risk of rising LIBOR rates; whenever the minimum rates for one-month, two-month, three-month and six-month LIBOR rates (“minimum LIBOR rate”) are above 1%, then the interest rate charged on the Term Loan could increase materially depending on the magnitude of any increase in LIBOR rates. For every increase of 0.5% in the minimum LIBOR rate (e.g., an increase from a LIBOR rate of 2.50% to 3.00%), annual interest payments on the Term Loan would increase by approximately $0.4 million. Furthermore, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability-classified warrant in which 1.7 million shares of SIGA common stock can be purchased at a strike price of $1.50 per share. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability-classified warrant will increase by approximately $1.7 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of SIGA Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SIGA Technologies, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity/(deficiency), and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for the classification and presentation of restricted cash on the consolidated statements of cash flows in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 5, 2019

We have served as the Company’s auditor since 1997.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$100,652,809	$19,857,833
Restricted cash, short-term	11,452,078	10,701,305
Accounts receivable	1,959,133	1,802,107
Inventory	2,908,210	2,983,249
Prepaid expenses and other current assets	4,317,615	2,019,999
Total current assets	121,289,845	37,364,493

Property, plant and equipment, net	171,274	138,640
Restricted cash, long-term	68,292,023	6,542,448
Deferred costs	—	96,592,334
Deferred tax asset, net	11,733,385	2,431,963
Goodwill	898,334	898,334
Other assets	1,058,880	702,167
Total assets	$203,443,741	$144,670,379
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current liabilities
Accounts payable	$1,688,488	$1,328,867
Accrued expenses and other current liabilities	9,648,917	5,481,579
Total current liabilities	11,337,405	6,810,446
Deferred revenue	—	377,641,485
Warrant liability	12,380,939	11,466,162
Other liabilities	1,263,113	840,253
Long-term debt	75,547,597	71,050,324
Total liabilities	100,529,054	467,808,670
Commitments and contingencies (Note 13)
Stockholders' equity/(deficiency)
Common stock ($.0001 par value, 600,000,000 shares authorized, 80,763,350 and 79,039,000 issued and outstanding at December 31, 2018, and December 31, 2017, respectively)	8,076	7,904
Additional paid-in capital	218,697,872	214,229,581
Accumulated deficit	(115,791,261)	(537,375,776)
Total stockholders' equity/(deficiency)	102,914,687	(323,138,291)
Total liabilities and stockholders' equity/(deficiency)	$203,443,741	$144,670,379

The accompanying notes are an integral part of these financial statements.
SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31

	2018	2017	2016
Revenues
Product sales and supportive services	$468,918,468	$—	$—
Research and development	8,135,314	12,268,960	14,987,628
Total revenues	477,053,782	12,268,960	14,987,628

Operating expenses
Cost of sales and supportive services	95,268,974	—	—
Selling, general and administrative	12,879,738	12,303,050	13,713,635
Research and development	13,016,183	16,679,712	19,710,673
Patent expenses	789,489	909,946	909,376
Lease termination	—	1,225,421	—
Interest on PharmAthene liability	—	—	11,668,900
Total operating expenses	121,954,384	31,118,129	46,002,584
Operating income (loss)	355,099,398	(18,849,169)	(31,014,956)
Loss from change in fair value of warrant liability	(6,922,624)	(4,738,753)	(894,785)
Interest expense	(15,478,203)	(14,758,140)	(2,395,517)
Backstop fee	—	—	(1,764,240)
Other income, net	78,940,985	16,788	102,324
Reorganization items, net	—	—	(3,716,902)
Income (loss) before income taxes	411,639,556	(38,329,274)	(39,684,076)
Benefit/(provision) for income taxes	10,168,272	2,093,790	(13,884)
Net and comprehensive income (loss)	$421,807,828	$(36,235,484)	$(39,697,960)
Basic earnings (loss) per share	$5.28	$(0.46)	$(0.69)
Diluted earnings (loss) per share	$5.18	$(0.46)	$(0.69)
Weighted average shares outstanding: basic	79,923,295	78,874,494	57,188,503
Weighted average shares outstanding: diluted	82,708,472	78,874,494	57,188,503

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)
For the Years Ended December 31, 2018, 2017 and 2016

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity/ (Deficiency)
Balances, December 31, 2015	54,114,296	$5,411	$177,008,371	$(461,442,332)	$—	$(284,428,550)
Net loss				(39,697,960)		(39,697,960)
Issuance of common stock upon exercise of RSUs	483,335	48	(48)			—
Stock-based compensation			775,541			775,541
Payment of common stock tendered for employee stock-based compensation tax obligations	(136,744)	(13)	(427,996)			(428,009)
Issuance of common stock associated with rights offering	23,523,195	2,352	34,594,117			34,596,469
Issuance of common stock associated with backstop agreement	708,530	71	1,764,169			1,764,240
Balances, December 31, 2016	78,692,612	$7,869	$213,714,154	$(501,140,292)	$—	$(287,418,269)
Net loss				(36,235,484)		(36,235,484)
Issuance of common stock upon exercise of stock options	33,870	3	89,495			89,498
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	466,328	47	(47)			—
Payment of common stock tendered for employee stock-based compensation tax obligations	(153,810)	(15)	(591,052)			(591,067)
Stock-based compensation	—	—	1,101,031			1,101,031
Buy-back of stock options	—	—	(84,000)			(84,000)
Balances, December 31, 2017	79,039,000	$7,904	$214,229,581	$(537,375,776)	$—	$(323,138,291)
Net income				421,807,828		421,807,828
Issuance of common stock upon exercise of stock options	426,366	42	261,837			261,879
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	1,184,283	118	(118)			—
Issuance of common stock upon exercise of warrants	760,626	77	6,007,770			6,007,847
Payment of common stock tendered for employee stock-based compensation tax obligations	(646,925)	(65)	(4,074,375)			(4,074,440)
Cumulative effect of accounting change				(223,313)		(223,313)
Stock-based compensation			2,273,177			2,273,177
Balances, December 31, 2018	80,763,350	$8,076	$218,697,872	$(115,791,261)	$—	$102,914,687

The accompanying notes are an integral part of these financial statements.
SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31

	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$421,807,828	$(36,235,484)	$(39,697,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	69,630	132,189	174,275
Loss on change in fair value of warrant liability	6,922,624	4,738,753	894,785
Lease termination	—	1,225,421	—
Stock-based compensation	2,273,177	1,101,031	775,541
Net realization of deferred revenue and costs due to FDA approval	(281,950,853)	—	—
Deferred income taxes (benefit)/provision	(9,301,422)	(2,718,029)	20,423
Write down of inventory, net	—	536,000	—
Non-cash backstop fee	—	—	1,764,240
Non-cash interest expense	4,497,273	4,497,271	566,779
Gain on sale of priority review voucher	(78,338,826)	—	—
Changes in assets and liabilities:
Accounts receivable	(49,723)	1,352,263	522,360
Inventory	39	22,690,715	(13,762,876)
Deferred costs	—	(23,943,057)	(19,712,849)
Prepaid expenses and other current assets	(2,222,616)	(1,065,573)	(330,443)
Other assets	(356,713)	(60,084)	80,928
Accounts payable, accrued expenses and other current liabilities	1,622,331	(1,847,427)	(177,342)
Liabilities subject to compromise	—	—	(160,072,170)
Deferred revenue	3,475,714	11,412,898	112,225,534
Other liabilities	422,860	(203,654)	(84,228)
Net cash provided by (used in) operating activities	68,871,323	(18,386,767)	(116,813,003)
Cash flows from investing activities:
Capital expenditures	(102,264)	(100,124)	(23,927)
Net proceeds from sale of priority review voucher	78,338,826	—	—
Return of collateral for surety bond	—	—	1,212,591
Net cash provided by (used in) investing activities	78,236,562	(100,124)	1,188,664
Cash flows from financing activities:
Net proceeds from exercise of stock options	261,879	89,498	—
Net proceeds from equity rights offering - net of offering costs	—	—	34,596,468
Proceeds from Term Loan escrow release	—	—	28,694,444
Buy back of stock options	—	(84,000)	—
Payment of employee tax obligations for common stock tendered	(4,074,440)	(591,067)	(428,009)
Debt issue costs	—	—	(3,775,546)
Net cash (used in) provided by financing activities	(3,812,561)	(585,569)	59,087,357
Net increase (decrease) in cash and cash equivalents	143,295,324	(19,072,460)	(56,536,982)
Cash, cash equivalents and restricted cash at the beginning of period	37,101,586	56,174,046	112,711,028
Cash, cash equivalents and restricted cash at end of period	$180,396,910	$37,101,586	$56,174,046

Supplemental disclosure of cash inflows information:
Conversion of warrants to common stock	$6,007,847	$—	$—
Issuance of common stock upon cashless exercise	$1,681,426	$—	$—
Portion of Term Loan paid directly to PharmAthene by the Lender in satisfaction of the PharmAthene claim; such liability is part of the Liabilities Subject to Compromise line item	$—	$—	$46,900,000
Cash interest paid on PharmAthene liability	$—	$—	$11,668,900
Cash income taxes paid (refund)	$251,961	$325,000	$500,975
Fair value of warrant, at issuance date, in connection with loan agreement and recorded as warrant liability	$—	$—	$5,832,624
The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business
SIGA Technologies, Inc. (“SIGA” or the “Company”) is a commercial-stage pharmaceutical company focused on the health security market. Health security comprises countermeasures for biological, chemical, radiological and nuclear attacks (biodefense market), vaccines and therapies for emerging infectious diseases, and health preparedness. Our lead product is TPOXX®, an orally administered antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved the Company’s orally-administered drug TPOXX® (“oral TPOXX®”).

Liquidity
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. On July 13, 2018, the FDA approved the Company’s oral TPOXX® for the treatment of smallpox. There was no difference between the approved product and courses of oral TPOXX® that had been delivered to the U.S. Strategic National Stockpile (“Strategic Stockpile”). As such, in July 2018, the Company received $41 million that previously had been held back under the 2011 U.S. Biomedical Advanced Research and Development Authority (“BARDA”) Contract (see Note 3). Additionally, since July 2018, the Company has received: a $50 million payment from BARDA in August 2018 as a result of the exercise of an option (through modification of the 2011 BARDA Contract (defined in Note 3)) relating to FDA approval of 84-month expiry for oral TPOXX®; and $80 million of cash proceeds from the sale of its PRV (defined below). Furthermore, the 2018 BARDA Contract (defined in Note 3), awarded in September 2018, could provide payments of up to $600 million to the Company over the next series of years. Accordingly, management believes, based on currently forecasted operating costs that the Company will continue as a going concern.

Priority Review Voucher
Concurrent with the approval of oral TPOXX®, the FDA granted the Company's request for a Priority Review Voucher (“PRV”). A PRV is a voucher that may be used to obtain an accelerated FDA review of a product candidate. On October 31, 2018 the Company sold its PRV for cash consideration of $80 million.

2. Summary of Significant Accounting Policies

Use of Estimates
Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. The most significant estimates include the variables used in the calculation of fair value of warrants granted or issued by the Company, reported amounts of revenue, and the valuation of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Basis of Presentation
The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the consolidated financial position, results of operations and cash flows for all periods presented.

Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents
On January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. Adoption of this guidance impacts the cash flow disclosure for the years ended December 31, 2017 and 2016; cash flows from operating activities, as disclosed herein, are $10.2 million and $1.2 million, respectively, less than the amounts disclosed in the 2017 Form

10-K. In addition, cash flows from financing activities for the year ended December 31, 2016, as disclosed herein, are $28.7 million more than the amount disclosed in the 2017 Form 10-K.

A portion of the Company’s cash received from the Loan Agreement and net cash proceeds from the PRV sale are restricted and have been placed in reserve accounts. Cash originally received from the Loan Agreement, and placed in a reserve account, could only be used to pay interest on the Term Loan, aside from $5 million that was withdrawn from the reserve account on July 12, 2018 under the provisions of the Term Loan. Cash received from the PRV sale is available to pay interest, fees and principal of the Term Loan. See Note 7 for additional information.

The following table reconciles cash, cash equivalents and restricted cash per the consolidated statements of cash flows to the consolidated balance sheet for each respective period:

	As of December 31,
	2018	2017	2016	2015
Cash and cash equivalents	$100,652,809	$19,857,833	$28,701,824	$112,711,028
Restricted cash - short-term	11,452,078	10,701,305	10,138,890	—
Restricted cash - long-term	68,292,023	6,542,448	17,333,332	—
Cash, cash equivalents and restricted cash	$180,396,910	$37,101,586	$56,174,046	$112,711,028

Concentration of Credit Risk
The Company has cash in bank accounts that exceeds the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on its cash accounts and no allowance has been provided for potential credit losses because management believes that any such losses would be minimal, if any.

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2018 and 2017, 100% of accounts receivable represented receivables from BARDA. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2018 and 2017, the Company had no allowance for doubtful accounts.

Inventory
Inventory is stated at the lower of cost or net realizable value. The Company capitalizes inventory costs associated with the Company’s products when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment periodically to identify inventory that may expire prior to expected sale or has a cost basis in excess of its net realizable value. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to write down such unmarketable inventory to its net realizable value. As of December 31, 2018, inventory is expected to have a shelf life in excess of five years and is expected to be available for delivery under any new or existing procurement contracts.

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

The cumulative impact of adopting ASC 606 as of January 1, 2018 was a decrease to deferred revenue of approximately $1.8 million; a decrease to deferred costs of approximately $2.1 million; an increase to receivables of approximately $0.1 million and a net increase to opening accumulated deficit of $0.2 million, net of tax. For the year ended December 31, 2018, the impact to revenues as a result of applying ASC 606 was an increase of approximately $1.0 million.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As of December 31, 2018, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: three performance obligations relate to research and development services; two relate to manufacture and delivery of product; and one is associated with storage of product.

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

Revenue connected with the performance obligation to deliver courses of oral TPOXX® to the Strategic Stockpile, which includes related services, milestones and advance payments under the 2011 BARDA Contract, has been recognized at a point in time. Revenue associated with this performance obligation was recognized when BARDA obtained control of the asset, which was upon delivery to and acceptance by the customer and at the point in time when the constraint on the consideration was resolved. The consideration, which is variable consideration, was constrained until the FDA approved oral TPOXX® for the treatment of smallpox on July 13, 2018. Prior to FDA approval, consideration had been constrained because the FDA Approval Replacement Obligation (as defined in Note 3) had not been quantified or specified. Following FDA approval, the possibility of having to replace product pursuant to the FDA Approval Replacement Obligation was essentially eliminated and deemed to be remote since there was no difference between the approved product and the courses of oral TPOXX® that had been delivered to the Strategic Stockpile.

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

The nature of the work required to be performed on many of the Company’s performance obligations and the estimation of total revenue and cost at completion are complex, subject to many variables and require significant judgment. The consideration associated with research and development services is variable as the total amount of services to be performed has not been finalized. The Company estimates variable consideration as the most likely amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur and when any uncertainty associated with variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our historical and anticipated performance, external factors, trends and all other information (historical, current and forecasted) that is reasonably available to us.

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

Contract Balances. The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. As of December 31, 2018 the aggregate amount of transaction price allocated to remaining performance obligations for the 2011 BARDA Contract, 2018 BARDA Contract and the IV Formulation R&D Contract was $58.1 million. The Company expects to recognize this amount as revenue over the next five years as the specific timing for satisfying the performance obligations is subjective and outside the Company’s control.

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

Historically, the Company deferred revenue in connection with the manufacture and delivery of oral TPOXX® under the 2011 BARDA Contract. Revenue recognition as of December 31, 2017 was constrained by the unquantifiable possibility of product replacement pursuant to the FDA Approval Replacement Obligation. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox. As a result of FDA approval, the possibility of having to replace product pursuant to the FDA Approval Replacement Obligation was essentially eliminated and deemed to be remote since there was no difference between the approved product and the courses of oral TPOXX® that had already been delivered to the Strategic Stockpile. As such, deferred revenue as of December 31, 2017 associated with the 2011 BARDA Contract was recorded as product sales and supportive services during the year ended December 31, 2018.

The following table presents changes in the Company's deferred revenue:

For the year ended December 31, 2018
Balance at December 31, 2017	$378,896,803
Cumulative effect of accounting change	(1,780,050)
Billings in advance of revenue recognized	3,399,630
Revenue recognized	(376,356,437)
Balance at December 31, 2018, included in Accrued expenses and other current liabilities	$4,159,946

As of December 31, 2017 approximately $1.3 million of deferred revenue was included in accrued expenses and other current liabilities on the consolidated balance sheet. Billings in advance of revenue recognized include $3.2 million for the manufacture of IV BDS (see Note 3).

Research and Development
Research and development expenses include costs directly and indirectly attributable to the conduct of research and development programs, and performance pursuant to the BARDA contracts, including employee related costs, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors, including services related to the Company’s clinical trials and facility costs, such as rent, utilities, and general support services. All costs associated with research and development are expensed as incurred. Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred.

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

Earnings (Loss) per Share
Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, assuming potentially dilutive common shares from option exercises, SSARs, RSUs, warrants and other incentives had been issued and any proceeds received in respect thereof were used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock is the sum of the amount to be paid to the Company upon exercise of options and the amount of compensation cost attributed to future services not yet recognized.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as liabilities are recorded at their fair market value as of each reporting period.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of common stock warrants on a recurring basis and classify such liability-classified warrants in Level 3. As described in Note 8, the fair value of the liability-classified warrant was $12.4 million at December 31, 2018.

At December 31, 2018, the fair value of the debt was $91.1 million and the carrying value of the debt was $75.5 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using Level 3 inputs.  The discount rate was determined using market participant assumptions.

There were no transfers between levels of the fair value hierarchy during 2018. In addition, there were no Level 1 or Level 2 financial instruments as of December 31, 2018 and 2017.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability classified warrant
Warrant liability at December 31, 2017	$11,466,162
Increase in fair value of warrant liability	6,922,624
Exercise of warrants	(6,007,847)
Warrant liability at December 31, 2018	$12,380,939

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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which relates to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. The Company has elected to adopt the standard using the modified retrospective transition approach with a January 1, 2019 effective date of initial application. Under the modified retrospective transition method, the Company will recognize a cumulative effect adjustment to retained earnings as of the effective date in the period of adoption. Consequently, comparative financial information and disclosures provided for dates and periods before January 1, 2019 will not be updated in the Company’s future filings. While the Company is continuing to evaluate the impact that ASU No. 2016-02 will have on its consolidated financial statements, the Company expects that a right-of-use asset and a corresponding amount of lease liability in the range of $3.0 - $4.0 million will be recorded on the consolidated balance sheet.

3. Procurement Contract and Research Agreements

2018 BARDA Contract

On September 10, 2018, the Company entered into a contract with BARDA pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and supportive procurement activities. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2018 BARDA Contract”) currently contemplates, as of February 28, 2019, up to approximately $600.1 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $12.2 million of payments are related to exercised options and up to approximately $536.2 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 2018 BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. Initially, the 2018 BARDA Contract specified payments of up to approximately $628.7 million; on February 21, 2019, a cost-reimbursement plus fixed fee option for post-marketing, and other activities for oral TPOXX® was modified to $12.2 million (from $40.8 million) based on updated planning. As such, total potential payments currently specified under the 2018 BARDA Contract are $600.1 million.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2018, the Company has received $3.2 million for the manufacture of IV BDS; such bulk drug substance is expected to be used for the manufacture of 20,000 courses of IV FDP.

Exercised options specify potential payments up to approximately $12.2 million for funding of post-marketing activities for oral TPOXX®.

Unexercised options specify potential payments up to approximately $536.2 million in total (if all options are exercised). There are options for the following activities: payments of up to $450.2 million for the delivery of up to approximately 1,452,300 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 2018 BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to make independent exercise decisions. If BARDA decides to only exercise IV BDS Options, then the Company would receive payments up to $30.7 million; alternatively, if BARDA decides to exercise both IV BDS Options and IV FDP Options, then the Company would receive payments up to $76.8 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract") includes a base contract, as modified, ("2011 Base Contract") as well as options. The 2011 Base Contract specifies approximately $508.7 million of payments (including exercised options), of which, as of December 31, 2018, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million of oral TPOXX® and $43.9 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $5.0 million remains eligible to be received in the future for reimbursements of development and supportive activities.

For courses of oral TPOXX® that have been physically delivered to the Strategic Stockpile under the 2011 BARDA Contract, there are product replacement obligations, including: (i) a product replacement obligation in the event that the final version of oral TPOXX® approved by the FDA was different from any courses of oral TPOXX® that had been delivered to the Strategic Stockpile (the “FDA Approval Replacement Obligation”); (ii) a product replacement obligation, at no cost to BARDA, in the event that oral TPOXX® is recalled or deemed to be recalled for any reason; and (iii) a product replacement obligation in the event that oral TPOXX® does not meet any specified label claims. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox and there is no difference between the approved product and courses in the Strategic Stockpile. As such, the possibility of the FDA Approval Replacement Obligation resulting in any future replacements of product within the Strategic Stockpile is remote.

The 2011 BARDA Contract includes options. On July 30, 2018, the 2011 BARDA Contract was modified and BARDA exercised its option relating to FDA approval of the aforementioned 84-month expiry for oral TPOXX® for which the Company was paid $50.0 million in August 2018. With the option exercise, the 2011 BARDA Contract was modified so that the 2011 Base Contract increased by $50.0 million. Remaining options, if all were exercised by BARDA, would result in aggregate payments to the Company of $72.7 million, including up to $58.3 million of funding for development and supportive activities such as work on a post-exposure prophylaxis ("PEP") indication for TPOXX® and/or $14.4 million of funding for production-related activities related to warm-base manufacturing. BARDA may choose, in its sole discretion not to exercise any or all of the unexercised options. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of those exercises was immaterial.

The 2011 BARDA Contract expires in September 2020.

As described in Note 2, cash inflows related to delivery of courses under the 2011 BARDA Contract had been recorded as deferred revenue prior to FDA approval of oral TPOXX®, which occurred in the third quarter 2018. The deferral was due to a constraint on the consideration received. During the third quarter 2018, the constraint was satisfied with FDA approval of oral TPOXX®. As such, $375.6 million associated with cash consideration received in prior periods under the 2011 BARDA Contract was recognized as revenue for the year ended December 31, 2018. Separately, as discussed above, $90.9 million of revenues were recognized in the third quarter of 2018 in connection with a $40.9 million holdback payment (under the 2011 BARDA Contract) and a $50.0 million payment for achieving 84-month expiry for oral TPOXX® (under the 2011 BARDA Contract). Direct costs incurred by the Company to manufacture and fulfill the delivery of courses had also been deferred. As of December 31, 2017, deferred direct costs under the 2011 BARDA Contract were approximately $96.5 million. In connection with the FDA approval of oral TPOXX®, all related deferred costs were recognized in the consolidated statement of operations during the third quarter of 2018.

Research Agreements and Grants
The Company has an R&D program for IV TPOXX®. This program is funded by the 2018 BARDA Contract and a development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates on December 30, 2020. As of December 31, 2018, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $15.1 million.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

4. Inventory

Due to the deferral of revenue under the 2011BARDA Contract (see Note 3 for additional information), amounts that would be otherwise recorded as cost of sales and supportive services for delivered courses were recorded as deferred costs on the consolidated balance sheet as of December 31, 2017. In the third quarter of 2018, such deferred costs were recognized in the statement of operations. Inventory includes costs related to the manufacture of TPOXX®.

Inventory consisted of the following:

	As of
	December 31, 2018	December 31, 2017
Work in-process	$1,950,445	$2,025,445
Finished goods	957,765	957,804
Inventory	$2,908,210	$2,983,249

For the year ended December 31, 2017, research and development expenses include net inventory-related losses of approximately $536,000 related to a $686,000 inventory write-down, partially offset by credits received from contract manufacturing organizations (“CMO”) in connection with the inventory write-down. No such losses were incurred in 2018.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2018	December 31, 2017
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	618,248	701,762
Furniture and fixtures	377,859	363,588
	3,416,135	3,485,378
Less-accumulated depreciation	(3,244,861)	(3,346,738)
Property, plant and equipment, net	$171,274	$138,640

Depreciation and amortization expense on property, plant, and equipment was $69,630, $132,189, and $174,275 for the years ended December 31, 2018, 2017, and 2016, respectively. In connection with the lease termination discussed in Note 14, the Company wrote off $129,000 of leasehold improvements and furniture and fixtures during the year ended December 31, 2017.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2018	December 31, 2017
Bonus	$2,600,839	$2,538,340
Deferred revenue	4,159,946	1,255,318
Research and development vendor costs	1,446,410	183,856
Professional fees	242,043	381,980
Vacation	294,794	328,588
Other	904,885	793,497
Accrued expenses and other current liabilities	$9,648,917	$5,481,579

7. Debt

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80.0 million (less fees and other items) on November 16, 2016 having satisfied certain pre-conditions. Such $80.0 million had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date (November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering (see Note 10) on November 16, 2016. As part of the satisfaction of a litigation claim, funds were released from the escrow account (the date on which such transfer occurred, the “Escrow Release Date”).

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80.0 million (the “Term Loan”), of which (i) $25.0 million was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5.0 million was also placed in the Reserve Account and up to the full amount of such $5.0 million was eligible to be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25.0 million is due and owing and any of such $5.0 million remains in the Reserve Account; and (iii) $50.0 million (net of fees and expenses then due and owing to the Lender) was paid as part of the final payment to satisfy a litigation claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.5%, subject to adjustments as set forth in the Loan Agreement. At December 31, 2018, the effective interest rate on the Term Loan, which includes interest payments and accretion of unamortized costs and fees, was 19.4%. The Company incurred approximately $15.5 million of interest expense during the year-ended December

31, 2018, of which $11.0 million was paid from restricted cash and the remaining $4.5 million accreted to the Term Loan balance. For the year ended December 31, 2017, the Company incurred approximately $14.8 million of interest expense, of which $10.3 million was paid from restricted cash and the remaining $4.5 million accreted to the Term Loan balance. On July 12, 2018, upon confirmation that there had been no events of default, $5 million was withdrawn by the Company from the Reserve Account and was placed in the Company's cash operating account. On October 31, 2018, the Loan Agreement was amended to expand the definition of permitted dispositions to include a sale of the PRV. In connection with the amendment, net cash proceeds from the sale of the PRV ($78.3 million) were placed in a restricted cash account; such restricted account is to be used only for interest, fees and principal payments (other than those in connection with an event of default) on the Term Loan.

The Term Loan matures on the earliest to occur of (i) the four-year anniversary of the Escrow Release Date, and (ii) the acceleration of certain obligations pursuant to the Loan Agreement. At maturity, $80.0 million of principal will be repaid, and an additional $4.0 million will be paid (see below). Prior to maturity, there are no scheduled principal payments.

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

As of December 31, 2018, the Company is in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an additional $4.0 million will become payable when principal of the Term Loan is repaid. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant (see Note 9) with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, were recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts are being amortized on a straight-line basis over the life of the related Term Loan. The Company compared the amortization under the effective interest method with the straight-line basis and determined the results were not materially different. The $4.0 million that will be paid when principal is repaid is being accreted to the Term Loan balance. As of December 31, 2018, the Term Loan balance is $75.5 million.

8. Per Share Data

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	Year Ended December 31,
	2018	2017	2016
Net income (loss) for basic earnings per share	$421,807,828	$(36,235,484)	$(39,697,960)
Less: Change in fair value of warrants	(6,922,624)	—	—
Net income (loss), adjusted for change in fair value of warrants for diluted earnings per share	$428,730,452	$(36,235,484)	$(39,697,960)
Weighted-average shares	79,923,295	78,874,494	57,188,503
Effect of potential common shares	2,785,177	—	—
Weighted-average shares: diluted	82,708,472	78,874,494	57,188,503
Earnings (loss) per share: basic	$5.28	$(0.46)	$(0.69)
Earnings (loss) per share: diluted	$5.18	$(0.46)	$(0.69)

For the year ended December 31, 2018, the diluted earnings per share calculation reflects the effect of the assumed exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. Weighted-average diluted shares include the dilutive effect of in-the-money options and warrants, unvested restricted stock and unreleased restricted stock units. The dilutive effect of warrants and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee or director must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.

The Company incurred losses for the twelve months ended December 31, 2017 and 2016 and as a result, for such years the equity instruments listed below are excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would be anti-dilutive. The weighted average number of equity instruments excluded consisted of:

	Year Ended December 31,
	2017	2016
Stock Options	1,386,176	1,789,751
Stock-Settled Stock Appreciation Rights	333,252	360,031
Restricted Stock Units	1,396,730	705,850
Warrants	2,690,950	877,303

As discussed in Note 11, the appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

9. Financial Instruments

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 7 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering (as defined in Note 10). The subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Subsequent to partial exercises of the Warrant in 2018, there are approximately 1.75 million shares underlying the Warrant as of December 31, 2018. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance.

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

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability-classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the Warrant using the following assumptions: risk free interest rate of 1.60%; no dividend yield; an expected life of 10 years; and a volatility factor of 80%. The Company compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation as of December 31, 2016. These models generated substantially equivalent fair values for the Warrant. As such, the Company utilized a Black-Scholes model for December 31, 2018 and 2017 to determine the fair value of the Warrant.

As of December 31, 2018, the fair value of the Warrant was $12.4 million. A Black Scholes model was applied to calculate the fair value of the Warrant using the following assumptions: risk free interest rate of 2.6%; no dividend yield; an expected life of 7.7 years; and a volatility factor of 70%.

As of December 31, 2017, the fair value of the Warrant was $11.5 million. A Black Scholes model was applied to calculate the fair value of the Warrant using the following assumptions: risk free interest rate of 2.38%; no dividend yield; an expected life of 8.67 years; and a volatility factor of 75%.

For the years ended December 31, 2018, 2017, and 2016 the Company recorded a loss of $6.9 million, $4.7 million, and $0.9 million, respectively as a result of increases in fair value of the liability-classified Warrant. During the year ended December 31, 2018 approximately $6.0 million of warrants were exercised resulting in the net issuance of approximately 760,000 shares of common stock. As of December 31, 2018 there are approximately 1.75 million shares underlying the outstanding Warrants.

At December 31, 2018, pursuant to the Warrant agreement, there were no conditions under which current assets would have been required to satisfy the Warrant obligation.

10. Stockholders’ Equity

On December 31, 2018, the Company’s authorized share capital consisted of 620,000,000 shares, of which 600,000,000 are designated common shares and 20,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2018 and 2017, no preferred shares were outstanding or issued.

Rights Offering
On November 16, 2016, the Company completed a rights offering (the “Rights Offering”), pursuant to which it raised approximately $35.3 million in gross proceeds through the sale of 23,523,195 shares of its common stock. The Rights Offering was made pursuant to a registration statement on Form S-1 and declared effective by the SEC on October 21, 2016. As part of the Rights Offering, each stockholder of the Company received a subscription right for each share of common stock owned as of the record date of October 12, 2016. Each subscription right entitled its holder to invest $0.65 towards the purchase of shares of the Company's common stock at a subscription price equal to the lower of $1.50 or 85% of the volume weighted average price of Company shares during market hours on the expiration date of the Rights Offering. The Rights Offering expired on November 8, 2016. Through basic subscriptions and oversubscriptions, the Rights Offering was fully subscribed. The subscription price was set at $1.50. The Company used the net proceeds of the Rights Offering, together with proceeds from the Term Loan and cash on hand, to fully satisfy PharmAthene's claim related to litigation (see Note 13).

Rights Offering-Backstop Agreement
On October 13, 2016, in connection with the Rights Offering as discussed above, the Company entered into an investment agreement or “backstop agreement”, with an affiliate of MacAndrews & Forbes Incorporated (“M&F”) (see Note 14), and certain other backstop parties (the “Backstop Parties”). Under the terms of the backstop agreement, the Backstop Parties agreed to purchase, pursuant to a separate private placement, a number of shares of common stock equal to the numbers of shares that were not subscribed for in the Rights Offering. Because the Rights Offering was fully subscribed, the Backstop Parties were not required to draw on such commitment. The Company issued 708,530 shares to Backstop Parties, of which approximately 565,000 shares were received by M&F, in payment of the five percent backstop fee ($1,764,240) payable to the Backstop Parties in connection with the backstop agreement. The fair value of the shares issued in satisfaction of the backstop fee was expensed in the income statement in the fourth quarter of 2016. There are no remaining payment obligations to the Backstop Parties under the backstop agreement.

11. Stock Compensation Plans

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) was initially adopted in May 2010. The 2010 Plan provided for the issuance of stock options, restricted stock and unrestricted stock with respect to an aggregate of 2,000,000 shares of the Company’s common stock to employees, consultants and outside directors of the Company. On May 17, 2011, the 2010 Plan was amended to provide for the issuance of restricted stock units (“RSUs”) and on February 2, 2012, the 2010 Plan was amended to provide for the issuance of SSARs. Effective April 25, 2012 and May 23, 2017, the 2010 Plan was amended to increase the maximum number of shares of common stock available for issuance to an aggregate of 4,500,000 shares and 8,500,000 shares, respectively. The vesting period for awards granted under the 2010 Plan, is determined by the Compensation Committee of the Board of Directors. The Compensation Committee also determines the expiration date of each equity award, however, stock options and SSARs may not be exercisable more than ten years after the date of grant as the maximum term of equity awards issued under the 2010 Plan is ten years.

For the years ended December 31, 2018, 2017 and 2016, the Company recorded stock-based compensation expense, including stock options, SSARs, RSUs and certain warrant amortization, of approximately $2.3 million, $1.1 million and $0.8 million, respectively.

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	1,062,467	$5.42
Granted	—	—
Exercised	(635,067)	3.06
Canceled/Expired	(25,000)	7.13
Outstanding at December 31, 2018	402,400	$9.03	2.04	$421,250
Vested at December 31, 2018	402,400	$9.03	2.04	$421,050
Exercisable at December 31, 2018	402,400	$9.03	2.04	$421,050

As of December 31, 2018, there is no remaining unrecognized stock-based compensation cost related to stock options expected to be recognized. The total fair value of stock options which vested during the year ended December 31, 2017 was approximately $73,000. For the years ended December 31, 2018 and 2016 there were no stock options that vested.

The total intrinsic value of stock options exercised was approximately $2,900,000, $65,000 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

As of December 31, 2017, 100,000 of the Company’s outstanding options were subject to specific performance conditions consisting of regulatory approval of our lead drug candidate. The performance conditions were met in 2018.

Stock Appreciation Rights

SSARs provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant. Upon exercise, the gain, or intrinsic value, is settled by the delivery of SIGA stock to the employee.

There were no SSARs granted during the years ended December 31, 2018 or 2017. During the year ended December 31, 2012, the Company granted 1.4 million shares of SSARs at a weighted average grant-date fair value of $0.68 per share. The exercise price of a SSAR is equal to the closing market price on the date of grant. The granted SSARs vested in equal annual installments over a period of three years and expire no later than seven years from the date of grant. Moreover, the appreciation of each SSAR was capped at a determined maximum value. At December 31, 2018 and 2017, due to the cap on value, the maximum number of shares that could be issued in the future was 23,157 and 162,393, respectively.

The fair value of granted SSARs was estimated utilizing a Monte Carlo method. The Monte Carlo method is a statistical simulation technique used to provide the grant-date fair value of an award. As the issued SSARs were capped at maximum values, such attribute was considered in the simulation.

The Company calculated the expected volatility using a combination of historical volatility of SIGA's common stock and the volatility of a group of comparable companies' common stock. The expected life from grant date was estimated based on the expectation of exercise behavior in consideration of the maximum value and contractual term of the SSARs. The dividend yield assumption was based on the Company’s intent not to issue a dividend in the foreseeable future. The risk-free interest rate assumption was based upon observed interest rates appropriate for the expected life of the SSARs.

A summary of the Company’s SSAR activity is as follows:

	Number of SSARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2018	266,150	$3.53
Granted	—	—
Exercised	(232,050)	3.53
Canceled/Expired	—	—
Outstanding at December 31, 2018	34,100	3.53	0.09	149,017
Vested at December 31, 2018	34,100	$3.53	0.09	$149,017
Exercisable at December 31, 2018	34,100	$3.53	0.09	$149,017

The total intrinsic value of SSARs exercised was approximately $0.7 million and $0.9 million and for the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2016 there were no SSARs exercised.

Restricted Stock Awards/Restricted Stock Units
RSUs awarded to employees vest in equal annual installments over a three-year period and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2018	1,472,000	$2.61
Granted	105,000	6.53
Vested and released	(1,077,884)	2.69
Canceled/Expired	—	—
Outstanding at December 31, 2018	499,116	$3.26

As of December 31, 2018, $1.1 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 0.79 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2018, 2017 and 2016 was $6.53, $3.51 and $2.24 per share, respectively. Based on the grant date, the total fair value of restricted stock and restricted stock units vested and released during the years ended December 31, 2018, 2017 and 2016 was approximately $2.9 million, $0.6 million and $1.4 million, respectively.

12. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax reform referred to as the Tax Cuts and Jobs Act (“TCJA”). Under FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2018; (3) bonus depreciation that will allow for full expensing of qualified property; (4) creating a new limitation on deductible interest expense; (5) eliminating the corporate alternative minimum tax ("AMT"); (6) limitation on the deductibility of executive compensation under Internal Revenue Code §162(m); and (7) new tax rules related to foreign operations.

In response to the TCJA, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of the TCJA. The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC 740 in the reporting period in which the TCJA was enacted. In addition, SAB No. 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. For the year ended December 31, 2017, the Company recorded a provisional decrease in its deferred tax asset and liabilities with a corresponding adjustment to the related valuation allowance. In addition, the Company recorded an income tax benefit of $2.7 million related to the elimination of the AMT as such amounts will be refundable, in cash, under the TCJA. The Company expects to collect the refund no later than 2021. During the year ended December 31, 2018, the Company finalized the accounting for the tax effects of the TCJA with no material changes to the provisional estimate recorded in 2017.

The Company's (benefit) provision for income taxes comprises the following:

	For the year ended December 31,
	2018	2017	2016
Current:
Federal	$(1,326,022)	$623,060	$(5,093)
State and local	459,172	1,179	(1,446)
Total current provision (benefit)	(866,850)	624,239	(6,539)
Deferred:
Federal	(9,256,661)	(2,724,371)	21,252
State and local	(44,761)	6,342	(829)
Total deferred (benefit) provision	(9,301,422)	(2,718,029)	20,423
Total (benefit) provision	$(10,168,272)	$(2,093,790)	$13,884

The Company’s deferred tax assets and liabilities comprise the following:

	As of December 31,
	2018	2017
Deferred income tax assets:
Net operating losses	9,798,319	$38,087,782
Deferred research and development costs	60,535	205,527
Amortization of intangible assets	171,044	282,213
Share-based compensation	508,089	1,001,662
Fixed assets	371,804	417,085
Deferred revenue	—	84,130,212
Alternative minimum tax credits	1,326,228	2,652,250
Other	1,028,083	1,024,082
Deferred income tax assets	13,264,102	127,800,813
Less: valuation allowance	(1,051,307)	(102,556,657)
Deferred income tax assets, net of valuation allowance	$12,212,795	$25,244,156
Deferred income tax liabilities:
Amortization of goodwill	(192,146)	(193,458)
Capitalized contract costs	—	(21,518,646)
Other	(287,264)	(1,100,089)
Deferred income tax asset (liability), net	$11,733,385	$2,431,963

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

During the year ended December 31, 2018, the Company received FDA approval and recorded revenue related to the delivery of our oral TPOXX® product. The Company also received payments for the FDA holdback, the expiry option under the 2011 Base Contract, and for the sale of its PRV. In addition, the Company entered into a new contract with BARDA for the sale of up to 1.7 million courses of (oral and IV) TPOXX®. Based on these factors, management determined that sufficient positive evidence exists to conclude that substantially all of our deferred tax assets are realizable on a more-likely-than-not basis and reversed our valuation allowance. During 2018, the valuation allowance decreased by $101.5 million which relates to the reversal of substantially all of the Company's valuation allowance against its deferred tax assets with the exception of those related to certain state net operating losses.

As of December 31, 2018, the Company had $40.3 million of federal net operating loss carryforwards, which expire in 2036, to offset future taxable income.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	As of December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	(35.0)%	(35.0)%
State tax benefit	0.8%	(3.9)%	0.6%
Increase in fair value of common stock warrants	0.4%	4.3%	0.8%
Reorganization costs	—%	—%	3.3%
Other	—%	(1.8)%	0.2%
U.S. federal tax law change	—%	(5.1)%	—%
Valuation allowance on deferred tax assets	(24.7)%	36.0%	30.1%
Effective tax rate	(2.5)%	(5.5)%	—%

For the year ended December 31, 2018, the Company’s effective tax rate differs from the statutory rate of 21% primarily due to the reversal of the Company's valuation allowance as substantially all of the Company's deferred tax assets became realizable on a more-likely-than-not basis. For the year ended December 31, 2017, the Company's effective tax rate differs from the statutory rate of 35% principally due to the operating losses for which no tax benefit was provided, coupled with the impact of the TCJA.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

For the year ended
December 31, 2018
Balance at beginning of year	$—
Tax positions related to the current and prior years:
Additions	5,738,964
Reductions	—
Settlements	—
Lapses in applicable statutes of limitation	—
Balance at the end of the year	$5,738,964

As of December 31, 2017, the Company did not have any unrecognized tax benefits. Included in the balance of unrecognized tax benefits as of December 31, 2018, are potential benefits of $5.7 million that, if recognized, would affect the effective tax rate. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease within twelve months from December 31, 2018.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The open tax years for U.S. federal, state and local tax returns are 2014-2018; open tax years relating to any of the Company’s net operating losses begin in 2001. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s consolidated financial statements for any of the years in the three-year period ended December 31, 2018.

13. Commitments and Contingencies

Operating lease commitments
The Company leases its Corvallis, Oregon, facilities and office space under an operating lease which was signed on November 3, 2017 and commenced on January 1, 2018. This lease expires December 31, 2019. The Company had a lease for the same location prior to this lease. On May 26, 2017 the Company and M&F Incorporated entered into a ten-year office lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its new corporate headquarters. Rental expense, including charges for maintenance, utilities, real estate taxes and other operating expenses, totaled $0.7 million, $1.0 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Future minimum cash rental commitments under non-cancelable operating leases as of December 31, 2018 are expected to be as follows:

2019	$541,376
2020	304,000
2021	304,000
2022	320,774
2023	352,000
Thereafter	1,197,778
Total	$3,019,928

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

14. Related Party Transactions

Board of Directors and Outside Counsel
A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2018, 2017 and 2016, the Company incurred expenses of $450,000, $400,000 and $1.5 million, respectively, related to services provided by the outside counsel. On December 31, 2018 the Company’s outstanding payables and accrued expenses included a $37,000 liability to the outside counsel.

Board of Directors-Consulting Agreement
On October 13, 2018, the Company, entered into a consulting agreement with a member of the Company’s Board of Directors. Under the agreement, the consulting services will include assisting the Company on expanded indications for TPOXX® and other business development opportunities as requested by the Company. The term of the agreement is for two years, with compensation for such services at an annual rate of $200,000. During the year ended December 31, 2018, the Company incurred $42,935 related to services under this agreement. As of December 31, 2018, the Company’s outstanding payables and accrued expenses included a $42,935 liability associated with this agreement.

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

Real Estate Leases
On May 26, 2017 the Company and M&F Incorporated entered into the New HQ Lease, pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333, per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee will be $3,333 per month for the second year of the term and increase by five percent each year thereafter, to $4,925 per month in the final year of the term.

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

Under the Replacement M&F Sublease, the subtenant’s rental obligations were excused for the first two (2) months of the lease term (“Rent Concession Period”). Thereafter, the subtenant was obligated to pay fixed rent of $36,996 per month for the first twelve (12) months, and is obligated to pay $37,831 per month for the next 12 months, and $38,665 per month until the scheduled expiration of the Replacement M&F Sublease on August 24, 2020. In addition to fixed rent, the subtenant is also obligated to pay, pursuant to the Replacement M&F Sublease, a portion of the Additional Rent specified in the Old HQ Overlease.

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

As a result of the above-mentioned transactions, the Company has discontinued usage of Old HQ in the third quarter of 2017. As such, for the year ended December 31, 2017 the Company recorded a loss of approximately $1.1 million in accordance with ASC 420, Exit or Disposal Obligations. This loss primarily represented the discounted value of estimated Rent Discrepancy payments to occur in the future, and included costs related to the termination of the old HQ Sublease. The Company also wrote-off approximately $0.1 million of leasehold improvements and furniture and fixtures related to the Old HQ.

The following table summarizes activity relating to the liability that was recorded as a result of the lease termination:

	For the years ended December 31,
	2018	2017
Beginning Balance	$814,622	$—
Charges	35,861	1,096,648
Cash Payments	(340,546)	(282,026)
Lease Termination Liability	$509,937	$814,622

For the years ended December 31, 2018 and 2017, approximately $0.2 million and $0.5 million of the lease termination liability is included in Other liabilities on the consolidated balance sheet with the remainder in accrued expenses.

Pre-Clinical Development Program
On May 17, 2018, the Company and vTv Therapeutics LLC ("vTv") entered into an asset purchase agreement, pursuant to which the Company acquired data related to certain pre-clinical development activities. Such data contains information that could be used to potentially develop clinical drug candidates. A de minimis amount ($10) was paid by the Company to vTv in order to execute the asset purchase agreement. vTv, which is majority owned by affiliates of M&F, will receive a royalty of 1-4% of sales in the event that SIGA is able to (i) successfully develop a drug from the acquired data and (ii) there are drug sales. Additionally, vTv will receive up to 10% of development revenues in the event that SIGA receives revenues in connection with any development activities.

15. Reorganization Items, net:

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

Prior to April, 12 2016, the effective date of the Plan, the Company was operating its business as a “debtor-in-possession.” The Company had filed on September 16, 2014, a voluntary petition for relief under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) chapter 11 Case Number 14-12623 (SHL). The chapter 11 case preserved the Company's ability to satisfy its commitments under the 2011 BARDA Contract (as defined in Note 3) and preserved its operations, which likely would have been jeopardized by the enforcement of a judgment stemming from the Company's litigation with PharmAthene, Inc. While operating as a debtor-in-

possession under chapter 11, the Company pursued an appeal of the Delaware Court of Chancery Final Order and Judgment, without having to post a bond.

Reorganization items represent expenses in connection with the chapter 11 case. For the year ended December 31, 2016, reorganization items consisted of the following:

Legal fees	$1,951,381
Professional fees	1,732,521
Trustee fees	33,000
Total	$3,716,902

Subsequent to the Effective Date of the Plan, expenses directly attributable to the implementation of the Plan are reported in selling, general and administrative expenses. During the year ended December 31, 2016, the Company paid approximately $4.6 million for reorganization items.

16. Financial Information By Quarter (Unaudited)

	Three Months Ended
2018	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,748	$2,661	$471,075	$1,569
Cost of sales and supportive services	—	—	95,166	103
Selling, general & administrative	3,057	2,880	3,115	3,828
Research and development	3,008	3,312	3,723	2,973
Patent preparation fees	218	178	186	207
Operating income (loss)	(4,535)	(3,710)	368,885	(5,541)
Net income (loss)	(11,582)	(7,051)	388,050	52,391	A
Net loss per share: basic	$(0.15)	$(0.09)	$4.85	$0.65
Net loss per share: diluted	$(0.15)	$(0.09)	$4.71	$0.65

A- Includes sale of PRV in October 2018. See Note 1 for additional information.

	Three Months Ended
2017	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$5,202	$4,265	$1,390	$1,412
Selling, general and administrative	2,870	3,058	3,094	3,281
Research and development	6,360	5,068	2,471	2,781
Patent expenses	241	197	251	221
Lease termination	—	—	1,225	—
Operating loss	(4,269)	(4,059)	(5,651)	(4,871)
Net loss	(8,615)	(7,501)	(9,816)	(10,303)
Loss per common share: basic and diluted	$(0.11)	$(0.10)	$(0.12)	$(0.13)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018 in accordance with the framework on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Item 9B. Other Information

None.

PART III

 Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

Equity Compensation Plan Information
The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Stock Units (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Restricted Stock Units	Number of Securities Available for Future Issuance under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	924,674	$5.78	4,862,804
Equity compensation plans not approved by security holders	—	—	—
Total	924,674	$5.78	4,862,804

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

 Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders.

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
2(c)
Asset Purchase Agreement, dated October 31, 2018, by and between Eli Lilly and Company and SIGA Technologies, Inc. (incorporated by referenced to the Current Report on Form 8-K of the Company filed on November 1, 2018).

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

10(a)
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

10(b)
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

10(c)	Director Compensation Program, effective January 1, 2012 (incorporated by reference to the Definitive Proxy Statement on Form DEF 14A of the Company filed on April 27, 2012).

10(d)
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

10(e)
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

10(f)
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

10(g)
Amendment of Solicitation/Modification of Contract dated as of February 7, 2012, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2012).

10(h)
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

10(i)
Amendment of Solicitation/Modification of Contract dated as of February 28, 2013, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 10, 2014).

10(j)
Amendment of Solicitation/Modification of Contract dated as of April 9, 2013, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 10, 2014).

10(k)
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

10(l)
Amendment of Solicitation/Modification of Contract 0010, dated July 1, 2015, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 4, 2016).

10(m)
Amendment of Solicitation/Modification of Contract 0011, dated December 9, 2015, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment)(incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 4, 2016).

10(n)
Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Daniel J. Luckshire (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10(o)
Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10(p)
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

10(q)
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

10(r)
Warrant, dated as of September 2, 2016, by the Company in favor of OCM Strategic Credit SIGTEC Holdings, LLC or its registered assigns (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 7, 2016).

10(s)	Employment Agreement, dated as of October 13, 2016, between SIGA and Phillip Louis Gomez, III (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 13, 2016).

10(t)
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

10(u)
Amendment of Solicitation/Modification of Contract 0012, dated April 22, 2016, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 4, 2017).

10(v)
Amendment of Solicitation/Modification of Contract 0014, dated September 21, 2016, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 4, 2017).

10(w)
Office Lease, dated as of May 26, 2017, by and between SIGA Technologies, Inc. and MacAndrews & Forbes Incorporated (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 30, 2017).

10(x)	Termination of Sublease, dated as of July 31, 2017 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 3, 2017).

10(y)
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

10(z)	Commercial Lease Agreement for Corvallis, Oregon dated November 3, 2017 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2017).

10(aa)
Second Amendment to Loan and Security Agreement, dated June 25, 2018, by and among the Company, OCM Strategic Credit SIGTEC Holdings, LLC, as lender, Cortland Capital Market Services LLC, in its capacity as administrative agent and collateral agent, and OCM Strategic Credit SIGTEC Holdings, LLC, as sole lead arranger (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 7, 2018).

10(bb)
Amendment of Solicitation/Modification of Contract 0015, dated July 30, 2018, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 1, 2018).

10(cc)
Second Amended and Restated Employment Agreement, dated August 1, 2018, between SIGA Technologies, Inc. and Robin E. Abrams (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 3, 2018).

10(dd)
Addendum, dated August 10, 2018, to Seconded Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 10, 2018).

10(ee)
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

10(ff)
Amendment of Solicitation/Modification of Contract 0016, dated September 21, 2018, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 6, 2018).

10(gg)
Amendment of Solicitation/Modification of Contract 0017, dated September 28, 2018, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 6, 2018).

10(hh)
Amendment of Solicitation/Modification of Contract 0018, dated September 28, 2018 to Agreement, dated June 1, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 6, 2018).

10(ii)
Consulting Agreement and Release, dated October 13, 2018, between SIGA Technologies, Inc. and Dr. Eric A. Rose (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 18, 2018).

10(jj)
Third Amendment to Loan and Security Agreement, dated October 31, 2018, by and among the Company, OCM Strategic Credit SIGTEC Holdings, LLC, as lender, Cortland Capital Market Services LLC, in its capacity as administrative agent and collateral agent, and OCM Strategic Credit SIGTEC Holdings, LLC, as sole lead arranger (incorporated by reference to the Current Report on Form 8-K of the Company filed on November 1, 2018).

10(kk)
Commercial Manufacturing Agreement, dated October 1, 2018, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment).

10(ll)
Amendment of Solicitation/Modification of Contract 0001, dated February 21, 2019, to Agreement, dated September 10, 2018, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 5, 2019	By:	/s/ Phillip L. Gomez
Phillip L. Gomez
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Phillip L. Gomez		March 5, 2019
Phillip L. Gomez	Chief Executive Officer and Director

/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 5, 2019
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Eric A. Rose
Eric A. Rose, M.D.	Chairman	March 5, 2019

/s/ James J. Antal
James J. Antal	Director	March 5, 2019

/s/ Michael J. Bayer
Michael J. Bayer	Director	March 5, 2019

/s/ Thomas E. Constance
Thomas E. Constance	Director	March 5, 2019

/s/ Jeffrey Kindler
Jeffrey Kindler	Director	March 5, 2019

/s/ Joseph Marshall
Joseph Marshall	Director	March 5, 2019

/s/ Michael Plansky
Michael Plansky	Director	March 5, 2019

/s/ Paul G. Savas
Paul G. Savas	Director	March 5, 2019