Form 10-Q
period 2019-03-31
SIGA TECHNOLOGIES INC
filed 2019-05-02
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

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

As of April 24, 2019, the registrant had outstanding 80,941,524 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements
SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$102,085,215	$100,652,809
Restricted cash, short-term	11,461,290	11,452,078
Accounts receivable	4,099,954	1,959,133
Inventory	2,017,077	2,908,210
Prepaid expenses and other current assets	3,875,130	4,317,615
Total current assets	123,538,666	121,289,845

Property, plant and equipment, net	2,987,432	171,274
Restricted cash, long-term	66,794,243	68,292,023
Deferred tax assets, net	11,227,707	11,733,385
Goodwill	898,334	898,334
Other assets	992,966	1,058,880
Total assets	$206,439,348	$203,443,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,149,605	$1,688,488
Accrued expenses and other current liabilities	9,957,736	9,648,917
Total current liabilities	12,107,341	11,337,405
Warrant liability	8,071,873	12,380,939
Other liabilities	3,534,054	1,263,113
Long-term debt	76,656,511	75,547,597
Total liabilities	100,369,779	100,529,054
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 80,941,524 and 80,763,350 issued and outstanding at March 31, 2019, and December 31, 2018, respectively)	8,094	8,076
Additional paid-in capital	220,222,959	218,697,872
Accumulated deficit	(114,161,484)	(115,791,261)
Total stockholders’ equity	106,069,569	102,914,687
Total liabilities and stockholders’ equity	$206,439,348	$203,443,741

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended March 31,
	2019	2018
Revenues
Product sales and supportive services	$7,142,400	$—
Research and development	3,316,684	1,747,934
Total revenues	10,459,084	1,747,934

Operating expenses
Cost of sales and supportive services	915,367	—
Selling, general and administrative	3,166,566	3,056,546
Research and development	3,997,281	3,007,827
Patent expenses	187,916	218,472
Total operating expenses	8,267,130	6,282,845
Operating income (loss)	2,191,954	(4,534,911)
Gain (loss) from change in fair value of warrant liability	3,136,265	(3,303,114)
Interest expense	(3,928,418)	(3,748,818)
Other income, net	736,129	2,235
Income (loss) before income taxes	2,135,930	(11,584,608)
(Provision) benefit for income taxes	(506,153)	2,352
Net and comprehensive income (loss)	$1,629,777	$(11,582,256)
Basic earnings (loss) per share	$0.02	$(0.15)
Diluted loss per share	$(0.02)	$(0.15)
Weighted average shares outstanding: basic	80,913,320	79,039,000
Weighted average shares outstanding: diluted	82,139,108	79,039,000

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net Income (loss)	$1,629,777	$(11,582,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	137,724	29,790
(Decrease)/increase in fair value of warrant liability	(3,136,265)	3,303,114
Stock-based compensation	408,894	327,360
Deferred income taxes provision/(benefit)	505,678	(9,758)
Non-cash interest expense	1,108,916	1,108,916
Changes in assets and liabilities:
Accounts receivable	(2,140,821)	645,730
Inventory	891,133	—
Deferred costs	—	184,864
Prepaid expenses and other current assets	442,484	119,433
Other assets	65,916	—
Accounts payable, accrued expenses and other current liabilities	(937,637)	(2,792,043)
Deferred revenue	1,277,828	169,269
Other liabilities	(244,248)	(66,122)
Net cash provided by (used in) operating activities	9,379	(8,561,703)
Cash flows from investing activities:
Capital expenditures	(8,951)	—
Net cash used in investing activities	(8,951)	—
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(56,590)	—
Net cash used in financing activities	(56,590)	—
Net decrease in cash, cash equivalents and restricted cash	(56,162)	(8,561,703)
Cash, cash equivalents and restricted cash at the beginning of period	180,396,910	37,101,586
Cash, cash equivalents and restricted cash at end of period	$180,340,748	$28,539,883

Supplemental disclosure of non-cash activities:
Conversion of warrants to common stock	$1,172,801	$—
Issuance of common stock upon cashless exercise	$118,500	$—
The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018, included in the 2018 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2018 Annual Report on Form 10-K filed on March 5, 2019. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The 2018 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Adoption of ASC 842
On January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”) using the modified retrospective approach as of the effective date of the standard without revising prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward its historical lease classification. In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases. The Company’s election of the hindsight practical expedient results in the extension of the Oregon lease term as it was determined that the first renewal option under this lease is expected to be exercised with a reasonable degree of certainty.

The Company was required to record an operating lease right-of-use asset and a corresponding operating lease liability, equal to the present value of the lease payments at the adoption date. In the determination of future lease payments, the Company has elected to aggregate lease components such as payments for rent, taxes and insurance costs with non-lease components such as maintenance costs and account for these payments as a single lease component. The present value of the lease payments is determined using the rate implicit in each lease, if known. Unless the rate implicit in the lease is known, the Company uses its incremental borrowing rate. The impact of adopting ASC 842 as of January 1, 2019 was an increase to operating lease right-of-use assets of approximately $2.9 million; an increase to operating lease liabilities of approximately $3.3 million; and a decrease to deferred rent of approximately $0.4 million.

Revenue Recognition
All of the Company’s revenue is derived from long-term contracts that span multiple years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of March 31, 2019, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: four performance obligations relate to research and development services; two relate to manufacture and delivery of product; and one is associated with storage of product. The aggregate amount of transaction price allocated to remaining performance obligations for the 2011 BARDA Contract, 2018 BARDA Contract and the IV Formulation R&D Contract was $60.0 million as of March 31, 2019. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options.

Contract Balances
The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the three months ended March 31, 2019, the Company recognized revenue of $0.4 million that was included in deferred revenue at the beginning of the period.

Restricted Cash and Cash Equivalents
A portion of the Company’s cash received from the Loan Agreement and all of the net cash proceeds from the Company's Priority Review Voucher ("PRV") sale on October 31, 2018 is restricted and were placed in reserve accounts. Cash originally received from the Loan Agreement, and placed in a reserve account, could only be used to pay interest on the Term Loan, aside from $5.0 million that was withdrawn from the reserve account on July 12, 2018 under the provisions of the Term Loan. Net cash received from the PRV sale is available to pay interest, fees and principal related to the Term Loan. See Note 8 for additional information.

The following table reconciles cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the condensed consolidated balance sheet for each respective period:

	As of
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$102,085,215	$100,652,809
Restricted cash-short term	11,461,290	11,452,078
Restricted cash-long term	66,794,243	68,292,023
Cash, cash equivalents and restricted cash	$180,340,748	$180,396,910

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$13,934,807	$19,857,833
Restricted cash-short term	10,850,136	10,701,305
Restricted cash-long term	3,754,940	6,542,448
Cash, cash equivalents and restricted cash	$28,539,883	$37,101,586

Recent Accounting Pronouncements
On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company believes the adoption of ASU No. 2017-04 will not have a significant impact on its condensed consolidated financial statements.

3. Procurement Contracts and Research Agreements

2018 BARDA Contract
On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and supportive procurement activities. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2018 BARDA Contract”) currently contemplates, as of April 30, 2019, up to approximately $600.1 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $12.2 million of payments are related to exercised options and up to approximately $536.2 million of payments are currently classified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 2018 BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance provides for potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2019, the Company had received $7.1 million for the first quarter 2019 delivery of approximately 23,000 courses of oral TPOXX® to the Strategic Stockpile and $3.2 million for the 2018 manufacture of IV BDS. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2018 and March 31, 2019.

Exercised options specify potential payments up to approximately $12.2 million for funding of post-marketing activities for oral TPOXX®.

Unexercised options provide for potential payments up to approximately $536.2 million in total (if all such options are exercised). There are options for the following activities: payments of up to $450.2 million for the delivery of up to approximately 1,452,300 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

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

The contract with BARDA (as amended, modified, or supplemented from time to time, the “2011 BARDA Contract”) includes a base contract, as modified, (“2011 Base Contract”) as well as options. The 2011 Base Contract provides for approximately $508.7 million of payments, of which as of March 31, 2019, $459.8 million had been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $44.3 million had been received for certain reimbursements in connection with development and supportive activities. Approximately $4.6 million remains eligible to be received in the future for reimbursements of development and supportive activities.

For courses of oral TPOXX® that were physically delivered to the Strategic Stockpile under the 2011 BARDA Contract, there are product replacement obligations, including: (i) a product replacement obligation in the event that the final version of oral TPOXX® approved by the FDA was different from any courses of oral TPOXX® that had been delivered to the Strategic Stockpile (the “FDA Approval Replacement Obligation”); (ii) a product replacement obligation, at no cost to BARDA, in the event that oral TPOXX® is recalled or deemed to be recalled for any reason; and (iii) a product replacement obligation in the event that oral TPOXX® does not meet any specified label claims. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox and there is no difference between the approved product and courses in the Strategic Stockpile. As such, the possibility of the FDA Approval Replacement Obligation resulting in any future replacements of product within the Strategic Stockpile is remote.

The 2011 BARDA Contract includes options. On July 30, 2018, the 2011 BARDA Contract was modified and BARDA exercised its option relating to FDA approval of aforementioned 84-month expiry for oral TPOXX® for which the Company was paid $50.0 million in August 2018. With the option exercise, the 2011 BARDA Contract was modified so that the 2011 Base Contract increased by $50.0 million. Remaining options, if all were exercised by BARDA, would result in aggregate payments to the Company of

$72.7 million, including up to $58.3 million of funding for development and supportive activities such as work on a post-exposure prophylaxis ("PEP") indication for TPOXX® and/or $14.4 million of funding for production-related activities related to warm-base manufacturing. BARDA may choose, in its sole discretion not to exercise any or all of the unexercised options.

The 2011 BARDA Contract expires in September 2020.

Research Agreements and Grants
The Company has an R&D program for IV TPOXX®. This program is funded by the 2018 BARDA Contract and a development contract with BARDA (“IV Formulation R&D Contract”). The IV Formulation R&D Contract has a period of performance that terminates on December 30, 2020. As of March 31, 2019, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $5.2 million.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	March 31, 2019	December 31, 2018
Work in-process	$1,948,856	$1,950,445
Finished goods	68,221	957,765
Inventory	$2,017,077	$2,908,210

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2019	December 31, 2018
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	581,654	618,248
Furniture and fixtures	377,859	377,859
Operating lease right-of-use asset	2,944,932	—
	6,324,473	3,416,135
Less - accumulated depreciation	(3,337,041)	(3,244,861)
Property, plant and equipment, net	$2,987,432	$171,274

Depreciation and amortization expense on property, plant, and equipment was $137,724 and $29,790 for the three months ended March 31, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2019	December 31, 2018
Bonus	$764,059	$2,600,839
Deferred revenue	5,437,774	4,159,946
Interest payable	1,003,911	35,567
Research and development vendor costs	628,565	1,446,410
Professional fees	497,276	242,043
Vacation	348,167	294,794
Other	1,277,984	869,318
Accrued expenses and other current liabilities	$9,957,736	$9,648,917

7. Financial Instruments

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Subsequent to partial exercises of the Warrant, there are approximately 1.5 million shares underlying the Warrant as of March 31, 2019.

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

As of March 31, 2019, the fair value of the Warrant was $8.1 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk free interest rate of 2.33%; no dividend yield; an expected life of 7.42 years; and a volatility factor of 70%.

For the three months ended March 31, 2019 and 2018, the Company recorded a gain of $3.1 million and a loss of $3.3 million, respectively, as a result of the change in fair value of the liability-classified Warrant.

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

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80.0 million (the “Term Loan”), of which (i) $25.0 million was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5.0 million was also placed in the Reserve Account and up to the full amount of such $5.0 million was eligible to be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25.0 million is due and owing and any of such $5.0 million remains in the Reserve Account; and (iii) $50.0 million (net of fees and expenses then due and owing to the Lender) was paid as part of the final payment to satisfy a litigation claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.5%, subject to adjustments as set forth in the Loan Agreement. At March 31, 2019, the effective interest rate on the Term Loan, which includes interest payments and accretion of unamortized costs and fees, was 19.4%. The Company incurred approximately $3.9 million of interest expense during the three months ended March 31, 2019, of which $1.1 million accreted to the Term Loan balance. On July 12, 2018, upon confirmation that there had been no events of default, $5 million was withdrawn by the Company from the Reserve Account and was placed in the Company's cash operating account. On October 31, 2018, the Loan Agreement was amended to expand the definition of permitted dispositions to include a sale of the PRV. In connection with the amendment, net cash proceeds from the sale of the PRV ($78.3 million) were placed in a restricted cash account; such restricted account is to be used only for interest, fees and principal payments (other than those in connection with an event of default) related to the Term Loan.

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

As of March 31, 2019, the Company is in compliance with the Loan Agreement covenants.

In connection with the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an additional $4.0 million will become payable when principal of the Term Loan is repaid. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant (see Note 7) with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, were recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts are being amortized on a straight-line basis over the life of the related Term Loan. The Company compared the amortization under the effective interest method with the straight-line basis and determined the results were not materially different. The $4.0 million that will be paid when principal is repaid is being accreted to the Term Loan balance. As of March 31, 2019, the Term Loan balance is $76.7 million.

9. Fair Value of Financial Instruments

The carrying value of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value due to the relatively short maturity of these instruments. Common stock warrants which are classified as a liability are recorded at their fair market value as of each reporting period.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classifies such liability-classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $8.1 million at March 31, 2019.

At March 31, 2019, the fair value of the debt was $87.5 million and the carrying value of the debt was $76.7 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using Level 3 inputs.  The discount rate was determined using market participant assumptions.

There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2019. In addition, there were no Level 1 or Level 2 financial instruments as of March 31, 2019 and December 31, 2018.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2018	$12,380,939
Decrease in fair value of warrant liability	(3,136,265)
Exercise of warrants	(1,172,801)
Warrant liability at March 31, 2019	$8,071,873

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	Three months ended March 31,
	2019	2018
Net income (loss) for basic earnings per share	$1,629,777	$(11,582,256)
Less: Change in fair value of warrants	(3,136,265)	—
Net loss, adjusted for change in fair value of warrants for diluted earnings per share	$(1,506,488)	$(11,582,256)
Weighted-average shares	80,913,320	79,039,000
Effect of potential common shares	1,225,788	—
Weighted-average shares: diluted	82,139,108	79,039,000
Earnings (loss) per share: basic	$0.02	$(0.15)
Loss per share: diluted	$(0.02)	$(0.15)

For the three months ended March 31, 2019, the diluted earnings per share calculation reflects the effect of the assumed exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. Weighted-average diluted shares include the dilutive effect of warrants. The dilutive effect of warrants is calculated based on the average share price for each fiscal period using the treasury stock method.

The Company incurred losses adjusted for the change in the fair value of warrants for the three months ended March 31, 2019 and 2018 and as a result, the equity instruments listed below were excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would be anti-dilutive. The weighted average number of equity instruments excluded consisted of:

	Three months ended March 31,
	2019	2018
Stock Options	377,011	1,062,467
Stock-Settled Stock Appreciation Rights	6,756	162,393
Restricted Stock Units (1)	509,411	1,472,001
Warrants	—	2,690,950
(1) Includes as of March 31, 2018, 294,118 restricted stock units that had vested but not converted into common stock. As of March 31, 2019, all equity instruments are unvested.

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

12. Related Party Transactions

Board of Directors and Outside Counsel
A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended March 31, 2019 and 2018, the Company incurred expenses of $113,000 and $107,000, respectively, related to services provided by the outside counsel. On March 31, 2019 the Company’s outstanding payables and accrued expenses included an approximate $39,000 liability to the outside counsel.

Board of Directors-Consulting Agreement
On October 13, 2018, the Company, entered into a consulting agreement with Dr. Eric A. Rose, a member, and former Executive Chairman, of the Company’s Board of Directors. Under the agreement, the consulting services will include assisting the Company on expanded indications for TPOXX® and other business development opportunities as requested by the Company. The term of the agreement is for two years, with compensation for such services at an annual rate of $200,000. During the three months ended March 31, 2019, the Company incurred $50,000 related to services under this agreement. As of March 31, 2019, the Company’s outstanding payables and accrued expenses included a $50,000 liability associated with this agreement.

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

Under the Old HQ Sublease, the Company was obligated to pay fixed rent of approximately $60,000 per month until August 2018 and approximately $63,400 per month thereafter until the Old HQ Sublease expiration date of August 31, 2020. Additionally, the Company was obligated to pay certain operating expenses and taxes ("Additional Rent"), such Additional Rent being specified in the overlease between M&F and the landlord at 660 Madison Avenue (the "Old HQ Overlease").

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

The following table summarizes activity relating to the liability that was recorded as a result of the lease termination:

Lease Termination liability
Balance at December 31, 2018	$509,937
Charges (included in selling, general and administrative expenses)	9,189
Cash payments, net of sublease income	(87,875)
Balance at March 31, 2019	$431,251

As of March 31, 2019, approximately $0.1 million of the lease termination liability is included in Other liabilities on the condensed consolidated balance sheet with the remainder included in Accrued expenses and other current liabilities.

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate of 23.70% for the three months ended March 31, 2019 differs from the statutory rate of 21.00% primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant. The effective tax rate of 0.02% for the three months ended March 31, 2018 differs from the statutory rate of 21.00% as no income tax benefit was recorded for operating losses due to the Company's assessment regarding tax realizability of its deferred tax assets.

14. Equity

The tables below present changes in stockholder's equity for the three months ended March 31, 2019 and 2018.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2018	80,763,350	$8,076	$218,697,872	$(115,791,261)	$—	$102,914,687
Net income				1,629,777		1,629,777
Issuance of common stock upon exercise of stock options	9,769	1	(1)			—
Issuance of common stock upon exercise of stock-settled appreciation rights	16,771	2	(2)			—
Issuance of common stock upon exercise of warrants	159,782	16	1,172,785			1,172,801
Payment of common stock tendered for employee stock-based compensation tax obligations	(8,148)	(1)	(56,589)			(56,590)
Stock-based compensation	—	—	408,894			408,894
Balances at March 31, 2019	80,941,524	$8,094	$220,222,959	$(114,161,484)	$—	$106,069,569

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Deficiency
	Shares	Amount
Balances at December 31, 2017	79,039,000	$7,904	$214,229,581	$(537,375,776)	$—	$(323,138,291)
Net loss	—	—	—	(11,582,256)	—	(11,582,256)
Cumulative effect of accounting change	—	—	—	(223,313)	—	(223,313)
Stock-based compensation	—	—	327,360	—	—	327,360
Balances at March 31, 2018	79,039,000	$7,904	$214,556,941	$(549,181,345)	$—	$(334,616,500)

15. Leases

The Company leases its Corvallis, Oregon, facilities and office space under an operating lease which was signed on November 3, 2017 and commenced on January 1, 2018. The initial term of this lease expires December 31, 2019 after which the Company has two successive renewal options; one for two years and the other for three years. On May 26, 2017 the Company and M&F entered into a ten-year office lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet in New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows were $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the weighted-average remaining lease term of the Company’s operating leases was 6.81 years while the weighted-average discount rate was 4.53%.

Future undiscounted cash flows under operating leases as of March 31, 2019 are expected to be as follows:

2019	$438,618
2020	591,108
2021	600,362
2022	368,467
2023	402,078
Thereafter	1,387,139
Total undiscounted cash flows under leases	3,787,772
Less: Imputed interest	(587,491)
Present value of lease liabilities	$3,200,281

As of March 31, 2019, approximately $2.8 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the remainder in accrued expenses.

As previously disclosed in the Company's 2018 Annual Report on Form 10-K and under ASC 840, Leases, the predecessor to ASC 842, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year would have been as follows:

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

BARDA Contracts-TPOXX®

2018 BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and supportive procurement activities. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2018 BARDA Contract”) currently contemplates, as of April 30, 2019, up to approximately $600.1 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $12.2 million of payments are related to exercised options and up to approximately $536.2 million of payments are currently classified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 2018 BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance provides for potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2019, the Company had received $7.1 million for the first quarter 2019 delivery of approximately 23,000 courses of oral TPOXX® to the Strategic Stockpile and $3.2 million for the 2018 manufacture of IV BDS. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2018 and March 31, 2019.

Exercised options specify potential payments up to approximately $12.2 million for funding of post-marketing activities for oral TPOXX®.

Unexercised options provide for potential payments up to approximately $536.2 million in total (if all such options are exercised). There are options for the following activities: payments of up to $450.2 million for the delivery of up to approximately 1,452,300 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appear in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed on March 5, 2019. Our most critical accounting estimates include the valuation of stock-based awards including options and warrants granted or issued by the Company, revenue recognition and income taxes.

Results of Operations

Three months ended March 31, 2019 and 2018

Revenues from product sales and supportive services for the three months ended March 31, 2019 were $7.1 million. In 2018, there were no recorded revenues from product sales and supportive services. Such revenues in 2019 are associated with the delivery of approximately 23,000 courses of oral TPOXX® to the Strategic Stockpile under the 2018 BARDA Contract.

Revenues from research and development activities for the three months ended March 31, 2019 and 2018, were $3.3 million and $1.7 million, respectively. The increase in revenue of approximately $1.6 million, or 90%, primarily reflects an increase in revenues from our federal contracts supporting the development of IV TPOXX®. Revenue in connection with the development of IV TPOXX® has increased because the scope and cost of development activities related to IV TPOXX® have increased.

Cost of sales and supportive services for the three months ended March 31, 2019, were $0.9 million; in 2018, there were no recorded cost of sales and supportive services. Such costs in 2019 are associated with the delivery of approximately 23,000 courses of oral TPOXX® during the three months ended March 31, 2019.

Selling, General and Administrative (“SG&A”) expenses for the three months ended March 31, 2019 and 2018, were $3.2 million and $3.1 million, respectively, reflecting an increase of approximately $0.1 million, or 4%. The increase is primarily attributable to an approximate $0.1 million increase in employee compensation expense and an approximate $0.1 million increase in professional service fees. Such increases were partially offset by non-recurring costs related to the application for listing our stock on The Nasdaq Global Market.

Research and Development (“R&D”) expenses for the three months ended March 31, 2019 and 2018 were $4.0 million and $3.0 million, respectively, reflecting an increase of approximately $1.0 million, or 33%. The increase is primarily attributable to a $1.4 million increase in direct vendor-related expenses supporting the development of IV TPOXX®, partially offset by a decrease in direct vendor-related expenses in connection with oral TPOXX® development. The increase in IV TPOXX® expenses is related to an increase in the scope and cost of development activities.

Patent expenses for the three months ended March 31, 2019 and 2018 were $0.2 million and $0.2 million, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Interest expense for the three months ended March 31, 2019 and 2018 was $3.9 million and $3.7 million, respectively. The $3.9 million of interest for the three months ended March 31, 2019 includes $1.1 million of accretion of unamortized costs and fees related to the Term Loan balance.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the three months ended March 31, 2019, we recorded a gain of approximately $3.1 million reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price. For the three months ended March 31, 2018, we recorded a loss of approximately $3.3 million reflecting an increase in fair value of the liability-classified warrant primarily due to the increase in our stock price.

Other income of $0.7 million for the three months ended March 31, 2019 reflects interest income on the Company's cash balance held in restricted and unrestricted accounts.

For the three months ended March 31, 2019 and 2018, we incurred pre-tax income/(loss) of $2.1 million and $(11.6) million, respectively, and a corresponding income tax (expense)/benefit of $(0.5) million and $2,352, respectively. The effective tax rate during the three months ended March 31, 2019 and 2018 was 23.7% and 0.02%, respectively. Our effective tax rate for the period ended March 31, 2019 differs from the statutory rate primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the warrant. Our effective tax rate for the period ended March 31, 2018 differs from the statutory rate as no income tax benefit was recorded for current year operating losses due to the Company’s assessment regarding tax realizability of its deferred tax assets.

Liquidity and Capital Resources

As of March 31, 2019, we had $102.1 million in cash and cash equivalents compared with $100.7 million at December 31, 2018. Additionally, as of March 31, 2019, we had $78.3 million of restricted cash compared with $79.7 million at December 31, 2018. The restricted cash is available to pay interest, fees and principal related to the Term Loan.

Operating Activities
We prepare our condensed consolidated statement of cash flows using the indirect method. Under this method, we reconcile net income (loss) to cash flows from operating activities by adjusting net income (loss) for those items that impact net income (loss) but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to stock-based compensation, deferred income taxes, non-cash interest expense and changes in the fair value of our warrant liability; gains and losses from various transactions and changes in the condensed consolidated balance sheet for working capital from the beginning to the end of the period.

Net cash provided by (used in) operations for the three months ended March 31, 2019 and 2018 was less than $0.1 million and $(8.6) million, respectively.  For the three months ended March 31, 2019, we received approximately $7.1 million from BARDA for product delivery. This receipt was largely offset by net operating costs and approximately $2.8 million of cash interest expense on the Term Loan. For the three months ended March 31, 2018, cash usage was primarily due to $6.8 million of cash operating expenses (net loss adjusted for non-cash items noted in the cash flow statement such as non-cash interest expense and the change in the fair value of our warrant).

Investing Activities
For the three months ended March 31, 2019 there was a cash usage of $8,951 related to capital expenditures. There was no investing-related cash flow activity for the three months ended March 31, 2018.

Financing Activities
Net cash used by financing activities for the three months ended March 31, 2019 was $56,590, which is attributable to the payment of tax obligations for employee common stock tendered. There was no financing-related cash flow activity for the three months ended March 31, 2018.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently issued but not yet effective, on the Company's condensed consolidated financial statements, as well as those standards that were adopted, see Note 2, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements.

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the U.S Strategic National Stockpile and the enforceability of the 2011 BARDA Contract and the 2018 BARDA Contract (each as defined previously, and collectively, the "BARDA Contracts") with the BARDA. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including the IV formulation of TPOXX®, or potential alternative uses of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that SIGA’s internal controls will not be effective in detecting or preventing a misstatement in SIGA’s financial statements, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xiii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses and (xiv) the risk that the U.S. government’s responses (including inaction) to the national or global economic situation may affect SIGA’s business adversely, as well as the risks and uncertainties included in Item 1A “Risk Factors” on Form 10-K for the fiscal year ended December 31, 2018. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in the presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and SIGA's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in other documents that SIGA has filed with the SEC. SIGA urges investors and security holders to read those documents free of charge at the SEC's Web site at http://www.sec.gov. Forward-looking statements are current only as of the date on which such statements were made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objectives are the preservation of investment capital. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are also subject to the risk of rising LIBOR rates; whenever the minimum rates for one-month, two-month, three-month and six-month LIBOR rates (“minimum LIBOR rate”) are above 1%, then the interest rate charged on the Term Loan could increase materially depending on the magnitude of any increase in LIBOR rates. For every increase of 0.5% in the minimum LIBOR rate (e.g., an increase from a LIBOR rate of 2.50% to 3.00%), annual interest payments on the Term Loan would increase by approximately $0.4 million. Furthermore, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability-classified warrant in which 1.5 million shares of SIGA common stock can be purchased at a strike price of $1.50 per share. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability-classified warrant will increase by approximately $1.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2018 Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On January 19, 2019, the Company issued 201,821 shares of its common stock to an investor on a net basis upon the partial exercise of a warrant to purchase common stock of the Company. To exercise the warrant, the investor surrendered to the Company 42,039 shares of common stock otherwise issuable under the warrant in order to effect the partial warrant exercise. The exercise price of the warrant was $1.50 per share. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, and the issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering. The purchaser is an accredited investor, and the Company issued the shares without any general solicitation or advertisement.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 2, 2019	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)