Form 10-Q
period 2019-06-30
SIGA TECHNOLOGIES INC
filed 2019-08-06
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2019
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ___________

Commission File No. 0-23047
SIGA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of	(IRS Employer Identification. No.)
incorporation or organization)

31 East 62nd Street	10065
New York, NY	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 672-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, $.0001 par value	SIGA	The Nasdaq Global Market

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

As of July 26, 2019, the registrant had outstanding 81,046,524 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements
SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$100,263,915	$100,652,809
Restricted cash, short-term	11,248,400	11,452,078
Accounts receivable	4,128,216	1,959,133
Inventory	2,390,487	2,908,210
Prepaid expenses and other current assets	3,503,932	4,317,615
Total current assets	121,534,950	121,289,845

Property, plant and equipment, net	2,859,865	171,274
Restricted cash, long-term	64,480,624	68,292,023
Deferred tax assets, net	12,388,524	11,733,385
Goodwill	898,334	898,334
Other assets	929,963	1,058,880
Total assets	$203,092,260	$203,443,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,070,926	$1,688,488
Accrued expenses and other current liabilities	10,052,283	9,648,917
Total current liabilities	11,123,209	11,337,405
Warrant liability	7,415,350	12,380,939
Other liabilities	3,321,486	1,263,113
Long-term debt	77,777,748	75,547,597
Total liabilities	99,637,793	100,529,054
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 81,046,524 and 80,763,350 issued and outstanding at June 30, 2019, and December 31, 2018, respectively)	8,105	8,076
Additional paid-in capital	220,770,338	218,697,872
Accumulated deficit	(117,323,976)	(115,791,261)
Total stockholders’ equity	103,454,467	102,914,687
Total liabilities and stockholders’ equity	$203,092,260	$203,443,741

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Product sales and supportive services	$—	$—	$7,142,400	$—
Research and development	3,907,611	2,661,216	7,224,295	4,409,150
Total revenues	3,907,611	2,661,216	14,366,695	4,409,150

Operating expenses
Cost of sales and supportive services	—	—	915,367	—
Selling, general and administrative	3,392,228	2,880,394	6,558,794	5,936,940
Research and development	2,038,323	3,312,181	6,035,604	6,320,007
Patent expenses	182,310	178,332	370,226	396,805
Total operating expenses	5,612,861	6,370,907	13,879,991	12,653,752
Operating (loss) income	(1,705,250)	(3,709,691)	486,704	(8,244,602)
Gain (loss) from change in fair value of warrant liability	656,523	360,285	3,792,788	(2,942,829)
Interest expense	(3,971,031)	(3,843,161)	(7,899,449)	(7,591,979)
Other income, net	737,577	144,152	1,473,706	146,387
Loss before income taxes	(4,282,181)	(7,048,415)	(2,146,251)	(18,633,023)
Benefit (provision) for income taxes	1,119,689	(2,849)	613,536	(497)
Net and comprehensive loss	$(3,162,492)	$(7,051,264)	$(1,532,715)	$(18,633,520)
Basic loss per share	$(0.04)	$(0.09)	$(0.02)	$(0.24)
Diluted loss per share	$(0.05)	$(0.09)	$(0.06)	$(0.24)
Weighted average shares outstanding: basic	80,986,524	79,094,320	80,950,124	79,066,768
Weighted average shares outstanding: diluted	82,114,661	81,163,386	82,129,601	79,066,768

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,532,715)	$(18,633,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	265,289	33,929
(Decrease)/increase in fair value of warrant liability	(3,792,788)	2,942,829
Stock-based compensation	956,284	689,721
Deferred income taxes provision benefit	(655,139)	(9,777)
Non-cash interest expense	2,230,153	2,230,153
Changes in assets and liabilities:
Accounts receivable	(2,169,083)	(219,547)
Inventory	517,724	—
Deferred costs	—	54,776
Prepaid expenses and other current assets	813,682	705,066
Other assets	128,917	—
Accounts payable, accrued expenses and other current liabilities	(1,848,074)	(854,097)
Deferred revenue	1,204,135	(553,755)
Other liabilities	(456,818)	(135,394)
Net cash used in operating activities	(4,338,433)	(13,749,616)
Cash flows from investing activities:
Capital expenditures	(8,948)	(27,863)
Net cash used in investing activities	(8,948)	(27,863)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(56,590)	(12,328)
Net cash used in financing activities	(56,590)	(12,328)
Net decrease in cash, cash equivalents and restricted cash	(4,403,971)	(13,789,807)
Cash, cash equivalents and restricted cash at the beginning of period	180,396,910	37,101,586
Cash, cash equivalents and restricted cash at end of period	$175,992,939	$23,311,779

Supplemental disclosure of non-cash activities:
Conversion of warrants to common stock	$1,172,801	$—
Issuance of common stock upon cashless exercise	$118,500	$105,900
The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018, included in the 2018 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2018 Annual Report on Form 10-K filed on March 5, 2019. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation of the results of the interim periods have been included. The 2018 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Adoption of ASC 842
On January 1, 2019, the Company adopted ASC 842, Leases (“ASC 842”) using the modified retrospective approach as of the effective date of the standard without revising prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward its historical lease classification. In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases. The Company’s election of the hindsight practical expedient resulted in the extension of the Oregon lease term as it was determined that the first renewal option under this lease was expected to be exercised with a reasonable degree of certainty. In the second quarter of 2019, the Company exercised the first renewal option under the Oregon lease.

The Company was required to record an operating lease right-of-use asset and a corresponding operating lease liability, equal to the present value of the lease payments at the adoption date. In the determination of future lease payments, the Company has elected to aggregate lease components such as payments for rent, taxes and insurance costs with non-lease components such as maintenance costs and account for these payments as a single lease component. The present value of the lease payments was determined using the Company's incremental borrowing rate. The impact of adopting ASC 842 as of January 1, 2019 was the recording of operating lease right-of-use assets of approximately $2.9 million; the recording of operating lease liabilities of approximately $3.3 million; and a decrease to deferred rent of approximately $0.4 million.

Revenue Recognition
All of the Company’s revenue is derived from long-term contracts that span multiple years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of June 30, 2019, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: four performance obligations relate to research and development services; two relate to manufacture and delivery of product; and one is associated with storage of product. The aggregate amount of transaction price allocated to remaining performance obligations for the 2011 BARDA Contract, 2018 BARDA Contract and the IV Formulation R&D Contract was $59.2 million as of June 30, 2019. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options.

During the three and six months ended June 30, 2019, the Company recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million related to the conclusion of historical rate reconciliations in connection with the IV Formulation R&D Contract (defined in Note 3), and changes in the projected amount of contract funding expected to be available under the IV Formulation R&D Contract, which impacts the progress-towards-completion calculation required under ASC 606.

Contract Balances
The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the six months ended June 30, 2019, the Company recognized revenue of $0.5 million that was included in deferred revenue at the beginning of the period.

Restricted Cash and Cash Equivalents
Under the terms of the Loan Agreement (as defined below), net cash proceeds from the Company's Priority Review Voucher ("PRV") sale on October 31, 2018 are restricted and are held in a reserve account. Cash held in the reserve account is available to pay interest, fees and principal related to the Term Loan. See Note 8 for additional information. Prior to the second quarter of 2019, there was also a reserve account for certain proceeds of the Loan Agreement. This account was also restricted. Amounts in this reserve account were primarily used to pay interest on the Loan Agreement. This reserve account was closed in the second quarter 2019.

The following tables reconcile cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the condensed consolidated balance sheet for each respective period:

	As of
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$100,263,915	$100,652,809
Restricted cash-short term	11,248,400	11,452,078
Restricted cash-long term	64,480,624	68,292,023
Cash, cash equivalents and restricted cash	$175,992,939	$180,396,910

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$10,581,112	$19,857,833
Restricted cash-short term	11,028,824	10,701,305
Restricted cash-long term	1,701,843	6,542,448
Cash, cash equivalents and restricted cash	$23,311,779	$37,101,586

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

3. Procurement Contracts and Research Agreements

2018 BARDA Contract
On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and supportive procurement activities. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2018 BARDA Contract”) contemplates, as of June 30, 2019, up to approximately $600.1 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $23.4 million of payments are related to exercised options and up to approximately $525.0 million of payments are currently classified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options.

The period of performance for options is up to ten years from the date of entry into the 2018 BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four new procurement-related options provides for the payment of $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®. This new option was exercised simultaneously with the aforementioned modification. Each of the other three new options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $34.0 million. In total, the four new options provide for the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $112.5 million. The option modification did not change the overall total potential value of the 2018 BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The base period of performance provides for potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of June 30, 2019, the Company had received $7.1 million for the first quarter 2019 delivery of approximately 23,000 courses of oral TPOXX® to the Strategic Stockpile and $3.2 million for the manufacture of IV BDS. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received in 2018 for the manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2018 and June 30, 2019.

The options that have been exercised to date provide for potential payments up to approximately $23.4 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®; and, payments of up to $12.2 million for funding of post-marketing activities for oral TPOXX®.

Unexercised options provide for potential payments up to approximately $525.0 million in total (if all such options are exercised). There are options for the following activities: payments of up to $439.0 million for the delivery of up to approximately 1,452,300 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

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

The contract with BARDA (as amended, modified, or supplemented from time to time, the “2011 BARDA Contract”) includes a base contract, as modified, (“2011 Base Contract”) as well as options. The 2011 Base Contract provides for approximately $508.7 million of payments, of which as of June 30, 2019, $459.8 million had been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $44.5 million had been received for certain reimbursements in connection with development and supportive activities. Approximately $4.2 million remains eligible to be received in the future for reimbursements of development and supportive activities.

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

The 2011 BARDA Contract expires in September 2020.

Research Agreements and Grants
The Company has an R&D program for IV TPOXX®. This program is funded by the 2018 BARDA Contract and a development contract with BARDA (“IV Formulation R&D Contract”). The IV Formulation R&D Contract has a period of performance that terminates on December 30, 2020. As of June 30, 2019, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $4.4 million.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the United States Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). The term of the initial award is five years.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	June 30, 2019	December 31, 2018
Work in-process	$2,322,266	$1,950,445
Finished goods	68,221	957,765
Inventory	$2,390,487	$2,908,210

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2019	December 31, 2018
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	581,653	618,248
Furniture and fixtures	377,859	377,859
Operating lease right-of-use assets	2,944,932	—
	6,324,472	3,416,135
Less - accumulated depreciation and amortization	(3,464,607)	(3,244,861)
Property, plant and equipment, net	$2,859,865	$171,274

Depreciation and amortization expense on property, plant, and equipment was $127,566 and $4,139 for the three months ended June 30, 2019 and 2018, respectively, and $265,289 and $33,929 for the six months ended June 30, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2019	December 31, 2018
Bonus	$1,414,720	$2,600,839
Deferred revenue	5,364,080	4,159,946
Interest payable	965,133	35,567
Lease liability, current portion	405,244	—
Research and development vendor costs	260,276	1,446,410
Professional fees	535,944	242,043
Vacation	354,206	294,794
Other	752,680	869,318
Accrued expenses and other current liabilities	$10,052,283	$9,648,917

7. Financial Instruments

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Subsequent to partial exercises of the Warrant, there are approximately 1.5 million shares underlying the Warrant as of June 30, 2019.

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

As of June 30, 2019, the fair value of the Warrant was $7.4 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk free interest rate of 1.88%; no dividend yield; an expected life of 7.17 years; and a volatility factor of 65%.

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

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80.0 million (the “Term Loan”), of which (i) $25.0 million was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5.0 million was also placed in the Reserve Account and up to the full amount of such $5.0 million was eligible to be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount is required to fund any interest to the extent any interest in excess of the aforementioned $25.0 million is due and owing and any of such $5.0 million remains in the Reserve Account; and (iii) $50.0 million (net of fees and expenses then due and owing to the Lender) was paid as part of the final payment to satisfy a litigation claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.5%, subject to adjustments as set forth in the Loan Agreement. At June 30, 2019, the effective interest rate on the Term Loan, which includes interest payments and accretion of unamortized costs and fees, was 19.3%. The Company incurred approximately $4.0 million of interest expense during the three months ended June 30, 2019, of which $1.1 million accreted to the Term Loan balance. On July 12, 2018, upon confirmation that there had been no events of default, $5 million was withdrawn by the Company from the Reserve Account and was placed in the Company's cash operating account. On October 31, 2018, the Loan Agreement was amended to expand the definition of permitted dispositions to include a sale of the PRV. In connection with the amendment, net cash proceeds from the sale of the PRV ($78.3 million) were placed in a restricted cash account; such restricted account is to be used only for interest, fees and principal payments (other than those in connection with an event of default) related to the Term Loan. The cash balance in the restricted account was increased to $100.5 million as of July 24, 2019, in connection with an amendment to the Term Loan that allows the Company to diversify the financial institutions at which its remaining unrestricted cash and cash equivalents can be held. The balance in the restricted account represents an approximation of total payments that would be required pursuant to the Term Loan if it were to remain outstanding until its maturity.

The Term Loan matures on the earliest to occur of (i) the four-year anniversary of the Escrow Release Date, which will be November 16, 2020, and (ii) the acceleration of certain obligations pursuant to the Loan Agreement. At maturity, $80.0 million of principal will be repaid, and an additional $4.0 million will be paid (see below). Prior to maturity, there are no scheduled principal payments.

Through the three and one-half year anniversary of the Escrow Release Date, which will be May 16, 2020, any prepayment of the Term Loan is subject to a make-whole provision in which interest payments related to the prepaid amount are due (subject to a discount of treasury rate plus 0.50%).

In connection with the Term Loan, the Company has granted the Lender a lien on and security interest in all of the Company’s right, title and interest in substantially all of the Company’s tangible and intangible assets, including all intellectual property.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum unrestricted cash balance throughout the term of the Term Loan and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business, make cash distributions and enter into certain merger or consolidation transactions. The minimum unrestricted cash requirement was $5.0 million until August 27, 2018 (45 days after FDA approval of oral TPOXX®), at which point the minimum unrestricted cash requirement became $20.0 million.

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

As of June 30, 2019, the Company was in compliance with the Loan Agreement covenants.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classifies such liability-classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $7.4 million at June 30, 2019.

At June 30, 2019, the fair value of the debt was $86.6 million and the carrying value of the debt was $77.8 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using Level 3 inputs.  The discount rate was determined using market participant assumptions.

There were no transfers between levels of the fair value hierarchy for the six months ended June 30, 2019. In addition, there were no Level 1 or Level 2 financial instruments as of June 30, 2019 and December 31, 2018.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2018	$12,380,939
Decrease in fair value of warrant liability	(3,792,788)
Exercise of warrants	(1,172,801)
Warrant liability at June 30, 2019	$7,415,350

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net loss for basic earnings per share	$(3,162,492)	$(7,051,264)	$(1,532,715)	$(18,633,520)
Less: Change in fair value of warrants	656,523	360,285	3,792,788	—
Net loss, adjusted for change in fair value of warrants for diluted earnings per share	$(3,819,015)	$(7,411,549)	$(5,325,503)	$(18,633,520)
Weighted-average shares	80,986,524	79,094,320	80,950,124	79,066,768
Effect of potential common shares	1,128,137	2,069,066	1,179,477	—
Weighted-average shares: diluted	82,114,661	81,163,386	82,129,601	79,066,768
Loss per share: basic	$(0.04)	$(0.09)	$(0.02)	$(0.24)
Loss per share: diluted	$(0.05)	$(0.09)	$(0.06)	$(0.24)

For the three and six months ended June 30, 2019, the diluted earnings per share calculation reflects the effect of the assumed exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. Weighted-average diluted shares include the dilutive effect of warrants. The dilutive effect of warrants is calculated based on the average share price for each fiscal period using the treasury stock method.

The Company incurred losses for the three and six months ended June 30, 2019 and 2018 and as a result, the equity instruments listed below were excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would be anti-dilutive. The weighted average number of equity instruments excluded consisted of:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock Options	352,015	1,038,071	364,444	1,050,202
Stock-Settled Stock Appreciation Rights	—	160,939	3,359	161,662
Restricted Stock Units (1)	527,082	1,473,155	518,295	1,472,581
Warrant	—	—	—	2,690,950
(1) Includes as of June 30, 2018, 294,118 restricted stock units that had vested but not converted into common stock. As of June 30, 2019, all equity instruments, other than shares related to the Warrant, are unvested.

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
Purchase Commitments
In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs.

12. Related Party Transactions

Board of Directors and Outside Counsel
A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended June 30, 2019 and 2018, the Company incurred expenses of $122,309 and $112,500, respectively, related to services provided by the outside counsel. During the six months ended June 30, 2019 and 2018, the Company incurred expenses of $235,353 and $220,000, respectively, related to services provided by the outside counsel. On June 30, 2019 the Company’s outstanding payables and accrued expenses included an approximate $83,664 liability to the outside counsel.

Board of Directors-Consulting Agreement
On October 13, 2018, the Company, entered into a consulting agreement with Dr. Eric A. Rose, a member, and former Executive Chairman, of the Company’s Board of Directors. Under the agreement, the consulting services will include assisting the Company on expanded indications for TPOXX® and other business development opportunities as requested by the Company. The term of the agreement is for two years, with compensation for such services at an annual rate of $200,000. During the three months ended June 30, 2019, the Company incurred $50,000 related to services under this agreement. During the six months ended June 30, 2019, the Company incurred $100,000 related to services under this agreement. As of June 30, 2019, the Company’s outstanding payables and accrued expenses included a $50,000 liability associated with this agreement.

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

The following table summarizes activity relating to the liability that was recorded as a result of the lease termination:

Lease Termination liability
Balance at December 31, 2018	$509,937
Charges (included in selling, general and administrative expenses)	19,208
Cash payments, net of sublease income	(175,749)
Balance at June 30, 2019	$353,396

As of June 30, 2019, approximately $0.1 million of the lease termination liability is included in Other liabilities on the condensed consolidated balance sheet with the remainder included in Accrued expenses and other current liabilities.

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The effective tax rate for the three months ended June 30, 2019 was 26.15% compared to (0.04)% in the comparable prior period. The effective tax rate for the three months ended June 30, 2019 differs from the U.S. statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

The effective tax rate for the six months ended June 30, 2019 was 28.59% compared to 0% in the comparable prior period. The effective tax rate for the six months ended June 30, 2019 differs from the U.S. statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

14. Equity

The tables below present changes in stockholder's equity for the three and six months ended June 30, 2019 and 2018.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balances at March 31, 2019	80,941,524	$8,094	$220,222,959	$(114,161,484)	$—	$106,069,569
Net loss	—	—	—	(3,162,492)	—	(3,162,492)
Issuance of common stock upon vesting of RSUs	105,000	11	(11)	—	—	—
Stock-based compensation	—	—	547,390			547,390
Balances at June 30, 2019	81,046,524	$8,105	$220,770,338	$(117,323,976)	$—	$103,454,467

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2018	80,763,350	$8,076	$218,697,872	$(115,791,261)	$—	$102,914,687
Net loss	—	—	—	(1,532,715)	—	(1,532,715)
Issuance of common stock upon exercise of stock options	9,769	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	121,771	13	(13)	—	—	—
Issuance of common stock upon exercise of warrants	159,782	16	1,172,785	—	—	1,172,801
Payment of common stock tendered for employee stock-based compensation tax obligations	(8,148)	(1)	(56,589)	—	—	(56,590)
Stock-based compensation	—	—	956,284	—	—	956,284
Balances at June 30, 2019	81,046,524	$8,105	$220,770,338	$(117,323,976)	$—	$103,454,467

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Deficiency
	Shares	Amount
Balances at March 31, 2018	79,039,000	$7,904	$214,556,941	$(549,181,345)	$—	$(334,616,500)
Net loss	—	—	—	(7,051,264)	—	(7,051,264)
Issuance of common stock upon exercise of stock options	13,037	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	109,795	11	(11)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,774)	—	(12,328)	—	—	(12,328)
Stock-based compensation	—	—	362,361	—	—	362,361
Balances at June 30, 2018	79,160,058	$7,916	$214,906,962	$(556,232,609)	$—	$(341,317,731)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Deficiency
	Shares	Amount
Balances at December 31, 2017	79,039,000	$7,904	$214,229,581	$(537,375,776)	$—	$(323,138,291)
Net loss	—	—	—	(18,633,520)	—	(18,633,520)
Issuance of common stock upon exercise of stock options	13,037	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	109,795	11	(11)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,774)	—	(12,328)	—	—	(12,328)
Cumulative effect of accounting change	—	—	—	(223,313)	—	(223,313)
Stock-based compensation	—	—	689,721	—	—	689,721
Balances at June 30, 2018	79,160,058	$7,916	$214,906,962	$(556,232,609)	$—	$(341,317,731)

15. Leases

The Company leases its Corvallis, Oregon, facilities and office space under an operating lease which was signed on November 3, 2017 and commenced on January 1, 2018. The initial term of this lease was to expire on December 31, 2019 after which the Company has two successive renewal options; one for two years and the other for three years. In the second quarter of 2019, the Company exercised the first renewal option, which extended the lease expiration date to December 31, 2021.

On May 26, 2017 the Company and M&F entered into a ten-year office lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet in New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows were $0.1 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the weighted-average remaining lease term of the Company’s operating leases was 6.62 years while the weighted-average discount rate was 4.53%.

Future undiscounted cash flows under operating leases as of June 30, 2019 are expected to be as follows:

2019	$292,613
2020	591,108
2021	600,362
2022	368,467
2023	402,078
Thereafter	1,387,139
Total undiscounted cash flows under leases	3,641,767
Less: Imputed interest	(551,116)
Present value of lease liabilities	$3,090,651

As of June 30, 2019, approximately $2.7 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

As previously disclosed in the Company's 2018 Annual Report on Form 10-K and pursuant to ASC 840, Leases, the predecessor to ASC 842, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2018 was as follows:

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

BARDA Contracts-TPOXX®

2018 BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and supportive procurement activities. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2018 BARDA Contract”) contemplates, as of June 30, 2019, up to approximately $600.1 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $23.4 million of payments are related to exercised options and up to approximately $525.0 million of payments are currently classified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 2018 BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four new procurement-related options provides for the payment of $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 course of oral TPOXX®. This new option was exercised simultaneously with the aforementioned modification. Each of the other three new options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $34.0 million. In total, the four new options provide for the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $112.5 million. The option modification did not change the overall total potential value of the 2018 BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The base period of performance provides for potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of June 30, 2019, the Company had received $7.1 million for the first quarter 2019 delivery of approximately 23,000 courses of oral TPOXX® to the Strategic Stockpile and $3.2 million for the 2018 manufacture of IV BDS. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2018 and June 30, 2019.

The options that have been exercised to date provide for potential payments up to approximately $23.4 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®; and, payments of up to $12.2 million for funding of post-marketing activities for oral TPOXX®.

Unexercised options provide for potential payments up to approximately $525.0 million in total (if all such options are exercised). There are options for the following activities: payments of up to $439.0 million for the delivery of up to approximately 1,452,300 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

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

Research Agreements and Grants
The Company has an R&D program for IV TPOXX®. This program is funded by the 2018 BARDA Contract and a development contract with BARDA (“IV Formulation R&D Contract”). The IV Formulation R&D Contract has a period of performance that terminates on December 30, 2020. As of June 30, 2019, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $4.4 million.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the United States Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). The term of the initial award is five years.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appear in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed on March 5, 2019. Our most critical accounting estimates include revenue recognition, the valuation of stock-based awards including options and warrants granted or issued by the Company and income taxes.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

For the three months ended June 30, 2019 and 2018, there were no recorded revenues from product sales and supportive services.

Revenues from research and development activities for the three months ended June 30, 2019 and 2018, were $3.9 million and $2.7 million, respectively. The increase in revenue of approximately $1.2 million, or 47%, primarily reflects the net effect of: the conclusion of historical rate reconciliations under the IV Formulation R&D Contract; changes to the projected amount of contract funding expected to be available for future activities under the IV Formulation R&D Contract; and a decrease in activities performed in the quarter under the IV Formulation R&D Contract. The conclusion of historical rate reconciliations and changes to expectations for available funding, in combination, increased revenues approximately $3.3 million. This increase was partially offset by a decrease in research activities that led to a decline in revenues of approximately $1.9 million. The conclusion of historical rate reconciliations, and the change in the projected amount of contract funding under the IV Formulation R&D Contract, impacts the progress-towards-completion calculation as required under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606").

Selling, General and Administrative (“SG&A”) expenses for the three months ended June 30, 2019 and 2018, were $3.4 million and $2.9 million, respectively, reflecting an increase of approximately $0.5 million, or 17.8%. The increase is primarily attributable to an approximate $0.2 million increase in compensation expense and an approximate $0.3 million increase in consulting costs.

Research and Development (“R&D”) expenses for the three months ended June 30, 2019 and 2018 were $2.0 million and $3.3 million, respectively, reflecting a decrease of approximately $1.3 million, or 38%. The decrease is primarily attributable to a $1.6 million decrease in direct vendor-related expenses supporting the development of IV TPOXX®, partially offset by an increase in other R&D-related costs.

Patent expenses were $0.2 million, in each case, for the three months ended June 30, 2019 and 2018. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Interest expense for the three months ended June 30, 2019 and 2018 was $4.0 million and $3.8 million, respectively. The $4.0 million of interest for the three months ended June 30, 2019 includes $1.1 million of accretion of unamortized costs and fees related to the Term Loan balance. The increase in interest expense is attributable to LIBOR rates being higher this quarter versus LIBOR rates in the same period last year.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the three months ended June 30, 2019 and 2018, we recorded a gain of approximately $0.7 million and $0.4 million, respectively, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

Other income of $0.7 million for the three months ended June 30, 2019 reflects interest income on the Company's cash balance held in restricted and unrestricted accounts.

For the three months ended June 30, 2019 and 2018, we incurred pre-tax losses of $4.3 million and $7.0 million, respectively, and a corresponding income tax benefit/(expense) of $1.1 million and $(2,849), respectively. The effective tax rate during the three months ended June 30, 2019 and 2018 was 26.15% and (0.04)%, respectively. Our effective tax rate for the period ended June 30, 2019 differs from the statutory rate primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant. Our effective tax rate for the period ended June 30, 2018 differs from the statutory rate as no income tax benefit was recorded for operating losses due to the Company’s assessment regarding realizability of its deferred tax assets.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues from product sales and supportive services for the six months ended June 30, 2019 were $7.1 million. In 2018, there were no recorded revenues from product sales and supportive services. Such revenues in 2019 were associated with the delivery of approximately 23,000 courses of oral TPOXX® to the Strategic Stockpile under the 2018 BARDA Contract.

Revenues from research and development activities for the six months ended June 30, 2019 and 2018, were $7.2 million and $4.4 million, respectively. The increase in revenue of approximately $2.8 million, or 64%, primarily reflects the conclusion of historical rate reconciliations under the IV Formulation R&D Contract and a change in the projected amount of contract funding expected to be available for future activities under the IV Formulation R&D Contract. Such events impacted the progress-towards-completion calculation as required under ASC 606, and resulted in a cumulative catch-up adjustment to revenue of approximately $3.3 million.

Cost of sales and supportive services for the six months ended June 30, 2019, were $0.9 million; in 2018, there were no recorded cost of sales and supportive services. Such costs in 2019 are associated with the delivery of approximately 23,000 courses of oral TPOXX® during the six months ended June 30, 2019.

Selling, General and Administrative (“SG&A”) expenses for the six months ended June 30, 2019 and 2018, were $6.6 million and $5.9 million, respectively, reflecting an increase of approximately $0.7 million, or 10%. The increase is primarily attributable to an approximate $0.2 million increase in compensation expense and an approximate $0.5 million increase in consulting costs and professional service fees, partially offset by the non-recurrence of Nasdaq application fees that were incurred in the second quarter of 2018.

Research and Development (“R&D”) expenses for the six months ended June 30, 2019 and 2018 were $6.0 million and $6.3 million, respectively, reflecting a decrease of approximately $0.3 million, or 5%. The decrease is primarily attributable to a $0.9 million decrease in direct vendor-related expenses supporting the development of IV and oral TPOXX® and partially offset by an increase of $0.4 million in compensation expense.

Patent expenses were $0.4 million, in each case, for the six months ended June 30, 2019 and 2018. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Interest expense for the six months ended June 30, 2019 and 2018 was $7.9 million and $7.6 million, respectively. The $7.9 million of interest for the six months ended June 30, 2019 includes $2.2 million of accretion of unamortized costs and fees related to the Term Loan balance. The increase in interest expense for the six months ended June 30, 2019 is attributable to LIBOR rates being higher this period versus LIBOR rates in the same period last year.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the six months ended June 30, 2019, we recorded a gain of approximately $3.8 million reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price. For the six months ended June 30, 2018, we recorded a loss of approximately $2.9 million reflecting an increase in fair value of the liability-classified warrant primarily due to the increase in our stock price.

Other income of $1.5 million for the six months ended June 30, 2019 reflects interest income on the Company's cash balance held in restricted and unrestricted accounts.

For the six months ended June 30, 2019 and 2018, we incurred pre-tax losses of $2.1 million and $18.6 million, respectively, and a corresponding income tax benefit/(loss) of $0.6 million and ($497), respectively. The effective tax rate during the six months ended June 30, 2019 and 2018 was 28.59% and 0%, respectively. Our effective tax rate for the period ended June 30, 2019 differs from the statutory rate primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant. Our effective tax rate for the period ended June 30, 2018 differs from the statutory rate as no income tax benefit was recorded for operating losses due to the Company’s assessment regarding realizability of its deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2019, we had $100.3 million in cash and cash equivalents compared with $100.7 million at December 31, 2018. Additionally, as of June 30, 2019, we had $75.7 million of restricted cash compared with $79.7 million at December 31, 2018. The restricted cash is available to pay interest, fees and principal related to the Term Loan.

The cash balance in the restricted account was increased to $100.5 million, as of July 24, 2019, in connection with an amendment to the Term Loan that allows the Company to diversify the financial institutions at which its remaining unrestricted cash and cash equivalents are held. The balance in the restricted account represents an approximation of total payments that would be required pursuant to the Term Loan if it were to remain outstanding until its maturity.

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

Net cash used in operations for the six months ended June 30, 2019 and 2018 was $4.3 million and $13.7 million, respectively.  For the six months ended June 30, 2019, we incurred $5.7 million of cash interest expense on the Term Loan and used approximately $1.8 million in support of ordinary course working capital (accounts receivable, accounts payable, prepaids, among other items). Additionally, cash was used for customary operating activities. These cash uses were partially offset by the receipt of approximately $7.1 million from BARDA for product delivery. For the six months ended June 30, 2018, cash usage was primarily due to $7.3 million of cash operating expenses (net loss adjusted for non-cash items noted in the cash flow statement such as non-cash interest expense and the change in the fair value of our warrant) and $5.4 million of cash interest expense on the Term Loan.

Investing Activities
For the six months ended June 30, 2019 and 2018 we used cash in the amounts of $8,948 and $27,863, respectively, for capital expenditures.

Financing Activities
Net cash used by financing activities for the six months ended June 30, 2019 and 2018 was $56,590 and $12,328, respectively, which was attributable to the payment of tax obligations for employee common stock tendered.

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

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the U.S Strategic National Stockpile and the enforceability of the 2011 BARDA Contract and the 2018 BARDA Contract (each as defined previously, and collectively, the "BARDA Contracts") with the BARDA. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including the IV formulation of TPOXX®, or potential alternative uses of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xi) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses and (xii) the risk that the U.S. government’s responses (including inaction) to the national or global economic situation may affect SIGA’s business adversely, as well as the risks and uncertainties included in Item 1A “Risk Factors” on Form 10-K for the fiscal year ended December 31, 2018. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amendment of Solicitation/Modification of Contract 0002, dated May 17, 2019, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Current Report on Form 8-K filed on May 20, 2019).

10.2
Amendment of Solicitation/Modification of Contract 0019, dated May 22, 2019, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed).

10.3
Promotion Agreement, dated May 31, 2019, by and between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc. (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Current Report on Form 8-K filed on June 3, 2019).

10.4
Amendment to Loan and Security Agreement, dated July 24, 2019, by and among SIGA Technologies, Inc., and OCM Strategic Credit SIGTEC Holdings, LLC, Cortland Capital Market Services LLC, in its capacity as administrative agent and collateral agent.

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	August 6, 2019	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)