Form 10-Q
period 2019-09-30
SIGA TECHNOLOGIES INC
filed 2019-11-05
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2019
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

As of November 1, 2019, the registrant had outstanding 81,074,280 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Consolidated Financial Statements
SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$78,095,231	$100,652,809
Restricted cash, short-term	11,053,200	11,452,078
Accounts receivable	3,217,701	1,959,133
Inventory	3,931,161	2,908,210
Prepaid expenses and other current assets	2,324,439	4,317,615
Total current assets	98,621,732	121,289,845

Property, plant and equipment, net	2,749,758	171,274
Restricted cash, long-term	87,079,574	68,292,023
Deferred tax assets, net	12,799,060	11,733,385
Goodwill	898,334	898,334
Other assets	862,979	1,058,880
Total assets	$203,011,437	$203,443,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,251,814	$1,688,488
Accrued expenses and other current liabilities	9,544,060	9,648,917
Total current liabilities	11,795,874	11,337,405
Warrant liability	6,433,427	12,380,939
Other liabilities	3,004,313	1,263,113
Long-term debt	78,911,307	75,547,597
Total liabilities	100,144,921	100,529,054
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 81,074,280 and 80,763,350 issued and outstanding at September 30, 2019, and December 31, 2018, respectively)	8,107	8,076
Additional paid-in capital	221,388,212	218,697,872
Accumulated deficit	(118,529,803)	(115,791,261)
Total stockholders’ equity	102,866,516	102,914,687
Total liabilities and stockholders’ equity	$203,011,437	$203,443,741

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Product sales and supportive services	$3,915,335	$468,865,229	$11,057,735	$468,865,229
Research and development	4,195,989	2,210,095	11,420,284	6,619,245
Total revenues	8,111,324	471,075,324	22,478,019	475,484,474

Operating expenses
Cost of sales and supportive services	737,274	95,166,271	1,652,641	95,166,271
Selling, general and administrative	3,196,370	3,114,678	9,755,165	9,051,617
Research and development	3,343,521	3,723,198	9,379,125	10,043,205
Patent expenses	173,580	186,028	543,806	582,833
Total operating expenses	7,450,745	102,190,175	21,330,737	114,843,926
Operating income	660,579	368,885,149	1,147,282	360,640,548
Gain (loss) from change in fair value of warrant liability	981,923	(2,328,674)	4,774,711	(5,271,503)
Interest expense	(3,971,952)	(3,924,124)	(11,871,401)	(11,516,103)
Other income, net	759,881	5,067	2,233,588	151,454
(Loss)/income before income taxes	(1,569,569)	362,637,418	(3,715,820)	344,004,396
Benefit for income taxes	363,742	25,412,995	977,278	25,412,498
Net and comprehensive (loss)/income	$(1,205,827)	$388,050,413	$(2,738,542)	$369,416,894
Basic (loss)/income per share	$(0.01)	$4.85	$(0.03)	$4.64
Diluted (loss)/income per share	$(0.03)	$4.71	$(0.09)	$4.53
Weighted average shares outstanding: basic	81,064,927	80,023,044	80,988,813	79,650,373
Weighted average shares outstanding: diluted	82,181,858	82,929,476	82,148,333	82,744,227

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss)/income	$(2,738,542)	$369,416,894
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and other amortization	395,540	48,639
(Decrease)/increase in fair value of warrant liability	(4,774,711)	5,271,503
Stock-based compensation	1,717,380	1,866,279
Deferred income taxes benefit	(1,065,675)	(25,520,615)
Net realization of deferred revenue and costs due to FDA approval of oral TPOXX®	—	(281,950,853)
Non-cash interest expense	3,363,712	3,363,712
Changes in assets and liabilities:
Accounts receivable	(1,258,568)	369,872
Inventory	(1,022,951)	—
Prepaid expenses and other assets	2,189,076	567,042
Accounts payable, accrued expenses and other liabilities	(697,325)	(969,951)
Deferred revenue	(47,939)	—
Net cash (used in)/provided by operating activities	(3,940,003)	72,462,522
Cash flows from investing activities:
Capital expenditures	(29,092)	(27,863)
Net cash used in investing activities	(29,092)	(27,863)
Cash flows from financing activities:
Net proceeds from exercise of stock options	—	252,679
Payment of employee tax obligations for common stock tendered	(199,810)	(1,708,290)
Net cash used in financing activities	(199,810)	(1,455,611)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(4,168,905)	70,979,048
Cash, cash equivalents and restricted cash at the beginning of period	180,396,910	37,101,586
Cash, cash equivalents and restricted cash at end of period	$176,228,005	$108,080,634

Supplemental disclosure of non-cash activities:
Conversion of warrants to common stock	$1,172,801	$6,007,847
Issuance of common stock upon cashless exercise	$118,500	$1,582,420
The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2018, included in the 2018 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2018 Annual Report on Form 10-K filed on March 5, 2019. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2018 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year.

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

Revenue Recognition
All of the Company’s revenue is derived from long-term contracts that span multiple years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of September 30, 2019, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: five performance obligations relate to research and development services; one relates to manufacture and delivery of product; and one is associated with storage of product. The aggregate amount of transaction price allocated to remaining performance obligations was $36.1 million as of September 30, 2019. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options.

During the nine months ended September 30, 2019, the Company recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million related to the conclusion of historical rate reconciliations in connection with the IV Formulation R&D Contract (defined in Note 3), and changes in the projected amount of contract funding expected to be available under the IV Formulation R&D Contract, which impacts the progress-towards-completion calculation required under ASC 606.

Contract Balances
The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the nine months ended September 30, 2019, the Company recognized revenue of $0.7 million that was included in deferred revenue at the beginning of the period.

Restricted Cash and Cash Equivalents
Under the terms of the Loan Agreement (as defined below), net cash proceeds from the Company's Priority Review Voucher ("PRV") sale on October 31, 2018 are restricted and are held in a reserve account. Cash and cash equivalents held in the reserve account is available to pay interest, fees and principal related to the Term Loan. See Note 8 for additional information. Prior to the second quarter of 2019, there was also a reserve account for certain proceeds of the Loan Agreement. This account was also restricted. Amounts in this reserve account were primarily used to pay interest on the Loan Agreement. This reserve account was closed in the second quarter 2019.

The following tables reconcile cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the condensed consolidated balance sheet for each respective period:

	As of
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$78,095,231	$100,652,809
Restricted cash-short term	11,053,200	11,452,078
Restricted cash-long term	87,079,574	68,292,023
Cash, cash equivalents and restricted cash	$176,228,005	$180,396,910

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$103,985,265	$19,857,833
Restricted cash-short term	4,095,369	10,701,305
Restricted cash-long term	—	6,542,448
Cash, cash equivalents and restricted cash	$108,080,634	$37,101,586

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

3. Procurement Contracts and Research Agreements

2018 BARDA Contract
On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and supportive procurement activities. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2018 BARDA Contract”) contemplates, as of September 30, 2019, up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $25.8 million of payments are related to exercised options and up to approximately $525.0 million of payments are currently classified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 2018 BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four modified procurement-related options provides for the payment of $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®. This option was exercised simultaneously with the aforementioned modification. Each of the other three options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $34.0 million. In total, the four options under the May 2019 modification provide for the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $112.5 million. The option modification did not change the overall total potential value of the 2018 BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The base period of performance provides for potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2019, the Company had received $11.1 million for the 2019 deliveries of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile and $3.2 million for the manufacture of IV BDS. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received in 2018 for the manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2018 and September 30, 2019.

The options that have been exercised to date provide for potential payments up to approximately $25.8 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing and other activities for oral TPOXX®.

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

The contract with BARDA (as amended, modified, or supplemented from time to time, the “2011 BARDA Contract”) includes a base contract, as modified, (“2011 Base Contract”) as well as options. The 2011 Base Contract provides for approximately $508.7 million of payments, of which as of September 30, 2019, $459.8 million had been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $45.0 million had been received for certain reimbursements in connection with development and supportive activities or expired. Approximately $3.9 million remains eligible to be received in the future for reimbursements of development and supportive activities.

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

The 2011 BARDA Contract expires in September 2020.

Research Agreements and Grants
The Company has an R&D program for IV TPOXX®. This program is funded by the 2018 BARDA Contract and a development contract with BARDA (“IV Formulation R&D Contract”). The IV Formulation R&D Contract has a period of performance that terminates on December 30, 2020. As of September 30, 2019, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $4.0 million.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the United States Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). The term of the initial award is five years. As of September 30, 2019 the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the initial award of approximately $12.3 million.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	September 30, 2019	December 31, 2018
Work in-process	$2,970,182	$1,950,445
Finished goods	960,979	957,765
Inventory	$3,931,161	$2,908,210

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2019	December 31, 2018
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	601,797	618,248
Furniture and fixtures	377,859	377,859
Operating lease right-of-use assets	2,944,932	—
	6,344,616	3,416,135
Less - accumulated depreciation and amortization	(3,594,858)	(3,244,861)
Property, plant and equipment, net	$2,749,758	$171,274

Depreciation and amortization expense on property, plant, and equipment was $130,251 and $14,710 for the three months ended September 30, 2019 and 2018, respectively, and $395,540 and $48,639 for the nine months ended September 30, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2019	December 31, 2018
Bonus	$2,016,001	$2,600,839
Deferred revenue	4,112,007	4,159,946
Interest payable	968,018	35,567
Lease liability, current portion	412,436	—
Research and development vendor costs	517,618	1,446,410
Professional fees	368,218	242,043
Vacation	297,103	294,794
Other	852,659	869,318
Accrued expenses and other current liabilities	$9,544,060	$9,648,917

7. Financial Instruments

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Subsequent to partial exercises of the Warrant, there are approximately 1.5 million shares underlying the Warrant as of September 30, 2019.

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

As of September 30, 2019, the fair value of the Warrant was $6.4 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk free interest rate of 1.62%; no dividend yield; an expected life of 6.92 years; and a volatility factor of 60%.

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

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80.0 million (the “Term Loan”), of which (i) $25.0 million was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5.0 million was also placed in the Reserve Account and up to the full amount of such $5.0 million was eligible to be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount was required to fund any interest to the extent any interest in excess of the aforementioned $25.0 million was due and owing and any of such $5.0 million remained in the Reserve Account; and (iii) $50.0 million (net of fees and expenses then due and owing to the Lender) was paid as part of the final payment to satisfy a litigation claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.5%, subject to adjustments as set forth in the Loan Agreement. At September 30, 2019, the effective interest rate on the Term Loan, which includes interest payments and accretion of unamortized costs and fees, was 19.2%. The Company incurred approximately $4.0 million of interest expense during the three months ended September 30, 2019, of which $1.1 million accreted to the Term Loan balance. On July 12, 2018, upon confirmation that there had been no events of default, $5 million was withdrawn by the Company from the Reserve Account and was placed in the Company's cash operating account. On October 31, 2018, the Loan Agreement was amended to expand the definition of permitted dispositions to include a sale of the PRV. In connection with the amendment, net cash proceeds from the sale of the PRV ($78.3 million) were placed in a restricted cash account; such restricted account is to be used only for interest, fees and principal payments (other than those in connection with an event of default) related to the Term Loan. The cash and cash equivalents balance in the restricted account was increased to $100.5 million as of July 24, 2019, in connection with an amendment to the Term Loan that allows the Company to diversify the financial institutions at which its remaining unrestricted cash and cash equivalents can be held. The balance in the restricted account represents an approximation of total payments that would be required pursuant to the Term Loan if it were to remain outstanding until its maturity.

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

As of September 30, 2019, the Company was in compliance with the Loan Agreement covenants.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classifies such liability-classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $6.4 million at September 30, 2019.

At September 30, 2019, the fair value of the debt was $85.8 million and the carrying value of the debt was $78.9 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using Level 3 inputs.  The discount rate was determined using market participant assumptions.

There were no transfers between levels of the fair value hierarchy for the nine months ended September 30, 2019. In addition, there were no Level 1 or Level 2 financial instruments as of September 30, 2019 and December 31, 2018.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2018	$12,380,939
Decrease in fair value of warrant liability	(4,774,711)
Exercise of warrants	(1,172,801)
Warrant liability at September 30, 2019	$6,433,427

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net (loss)/income for basic earnings per share	$(1,205,827)	$388,050,413	$(2,738,542)	$369,416,894
Less: Change in fair value of warrants	981,923	(2,328,674)	4,774,711	(5,271,503)
Net (loss)/income, adjusted for change in fair value of warrants for diluted earnings per share	$(2,187,750)	$390,379,087	$(7,513,253)	$374,688,397
Weighted-average shares	81,064,927	80,023,044	80,988,813	79,650,373
Effect of potential common shares	1,116,931	2,906,432	1,159,520	3,093,854
Weighted-average shares: diluted	82,181,858	82,929,476	82,148,333	82,744,227
(Loss)/income per share: basic	$(0.01)	$4.85	$(0.03)	$4.64
(Loss)/income per share: diluted	$(0.03)	$4.71	$(0.09)	$4.53

For the three and nine months ended September 30, 2019, the diluted earnings per share calculation reflects the effect of the assumed exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. Weighted-average diluted shares include the dilutive effect of warrants. The dilutive effect of warrants is calculated based on the average share price for each fiscal period using the treasury stock method.

The Company incurred losses for the three and nine months ended September 30, 2019 and as a result, the equity instruments listed below were excluded from the calculation of diluted income (loss) per share as the effect of the exercise, conversion or vesting of such instruments would be anti-dilutive. The weighted average number of equity instruments excluded consisted of:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Stock Options	332,861	353,801
Stock-Settled Stock Appreciation Rights	—	2,227
Restricted Stock Units	598,793	545,422

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

12. Related Party Transactions

Board of Directors and Outside Counsel
A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the three months ended September 30, 2019 and 2018, the Company incurred expenses of $117,450 and $115,628, respectively, related to services provided by the outside counsel. During the nine months ended September 30, 2019 and 2018, the Company incurred expenses of $352,803 and $335,350, respectively, related to services provided by the outside counsel. On September 30, 2019 the Company’s outstanding payables and accrued expenses included an approximate $78,230 liability to the outside counsel.

Board of Directors-Consulting Agreement
On October 13, 2018, the Company, entered into a consulting agreement with Dr. Eric A. Rose, a member, and former Executive Chairman, of the Company’s Board of Directors. Under the agreement, the consulting services will include assisting the Company on expanded indications for TPOXX® and other business development opportunities as requested by the Company. The term of the agreement is for two years, with compensation for such services at an annual rate of $200,000. During the three months ended September 30, 2019, the Company incurred $50,000 related to services under this agreement. During the nine months ended September 30, 2019, the Company incurred $150,000 related to services under this agreement. As of September 30, 2019, the Company’s outstanding payables and accrued expenses included a $50,000 liability associated with this agreement.

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

The following table summarizes activity relating to the liability that was recorded as a result of the lease termination:

Lease Termination liability
Balance at December 31, 2018	$509,937
Charges (included in selling, general and administrative expenses)	30,764
Cash payments, net of sublease income	(294,351)
Balance at September 30, 2019	$246,350

As of September 30, 2019, the lease termination liability is included in Accrued expenses and other current liabilities on the condensed consolidated balance sheet.

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

ASC 740, Income Taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. At each reporting date, the Company considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. During the quarter ended September 30, 2018, the Company received FDA approval and recorded revenue related to the delivery of its oral TPOXX® product. The Company also recorded revenue related to the FDA holdback payment and the payment for 84-month expiry. In addition, the Company entered into a new contract with BARDA for the purchase of up to 1.7 million courses of TPOXX®. Based on these factors, the Company determined during the quarter ended September 30, 2018 that sufficient positive evidence exists to conclude that substantially all of its deferred tax assets are realizable on a more-likely-than-not basis.

For the three and nine months ended September 30, 2018, we incurred pre-tax income of $362.6 million and $344.0 million and a corresponding income tax benefit of $25.4 million and $25.4 million, respectively, which included a discrete benefit of $25.8 million for both periods. For the three and nine month periods, the $25.8 million benefit primarily related to the Company’s assessment that its deferred tax assets were realizable on a more-likely-than-not basis as a result of the award of the 2018 BARDA Contract and then current forecasts of future pre-tax earnings.

The effective tax rate for the three months ended September 30, 2019 was 23.17% compared to (7.01)% in the comparable prior period. The effective tax rate for the three months ended September 30, 2019 differs from the U.S. statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

The effective tax rate for the nine months ended September 30, 2019 was 26.30% compared to (7.39)% in the comparable prior period. The effective tax rate for the nine months ended September 30, 2019 differs from the U.S. statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

14. Equity

The tables below present changes in stockholders' equity for the three and nine months ended September 30, 2019 and 2018.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balances at June 30, 2019	81,046,524	$8,105	$220,770,338	$(117,323,976)	$—	$103,454,467
Net loss	—	—	—	(1,205,827)	—	(1,205,827)
Issuance of common stock	53,332	5	(5)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	(25,576)	(3)	(143,217)	—	—	(143,220)
Stock-based compensation	—	—	761,096	—	—	761,096
Balances at September 30, 2019	81,074,280	$8,107	$221,388,212	$(118,529,803)	$—	$102,866,516

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2018	80,763,350	$8,076	$218,697,872	$(115,791,261)	$—	$102,914,687
Net loss	—	—	—	(2,738,542)	—	(2,738,542)
Issuance of common stock upon exercise of stock options	9,769	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	121,771	12	(12)	—	—	—
Issuance of common stock upon exercise of warrants	159,782	16	1,172,785	—	—	1,172,801
Issuance of common stock	53,332	5	(5)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	(33,724)	(3)	(199,807)	—	—	(199,810)
Stock-based compensation	—	—	1,717,380	—	—	1,717,380
Balances at September 30, 2019	81,074,280	$8,107	$221,388,212	$(118,529,803)	$—	$102,866,516

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Deficiency
	Shares	Amount
Balances at June 30, 2018	79,160,058	$7,916	$214,906,962	$(556,232,608)	$—	$(341,317,730)
Net loss	—	—	—	388,050,413	—	388,050,413
Issuance of common stock upon exercise of stock options	395,663	39	252,640	—	—	252,679
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	227,287	23	(23)	—	—	—
Issuance of common stock upon exercise of warrants	760,625	76	6,007,771	—	—	6,007,847
Payment of common stock tendered for employee stock-based compensation tax obligations	(223,098)	(22)	(1,695,940)	—	—	(1,695,962)
Stock-based compensation	—	—	1,176,558	—	—	1,176,558
Balances at September 30, 2018	80,320,535	$8,032	$220,647,968	$(168,182,195)	$—	$52,473,805

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Stockholders' Deficiency
	Shares	Amount
Balances at December 31, 2017	79,039,000	$7,904	$214,229,581	$(537,375,776)	$—	$(323,138,291)
Net income	—	—	—	369,416,894	—	369,416,894
Issuance of common stock upon exercise of stock options	408,698	41	252,638	—	—	252,679
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	337,084	33	(33)	—	—	—
Issuance of common stock upon exercise of warrants	760,625	76	6,007,771	—	—	6,007,847
Payment of common stock tendered for employee stock-based compensation tax obligations	(224,872)	(22)	(1,708,268)	—	—	(1,708,290)
Cumulative effect of accounting change	—	—	—	(223,313)	—	(223,313)
Stock-based compensation	—	—	1,866,279	—	—	1,866,279
Balances at September 30, 2018	80,320,535	$8,032	$220,647,968	$(168,182,195)	$—	$52,473,805

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

Operating lease costs totaled $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.4 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the weighted-average remaining lease term of the Company’s operating leases was 6.44 years while the weighted-average discount rate was 4.53%.

Future undiscounted cash flows under operating leases as of September 30, 2019 are expected to be as follows:

2019	$97,538
2020	591,108
2021	600,362
2022	368,467
2023	402,078
Thereafter	1,387,139
Total undiscounted cash flows under leases	3,446,692
Less: Imputed interest	(515,980)
Present value of lease liabilities	$2,930,712

As of September 30, 2019, approximately $2.5 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

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

BARDA Contracts-TPOXX®

2018 BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority (“BARDA”) pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and supportive procurement activities. The contract with BARDA (as amended, modified, or supplemented from time to time, the “2018 BARDA Contract”) contemplates, as of September 30, 2019, up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $25.8 million of payments are related to exercised options and up to approximately $525.0 million of payments are currently classified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 2018 BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four modified procurement-related options provides for the payment of $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 course of oral TPOXX®. This option was exercised simultaneously with the aforementioned modification. Each of the other three options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $34.0 million. In total, the four options under the May 2019 modification provide for the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $112.5 million. The option modification did not change the overall total potential value of the 2018 BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The base period of performance provides for potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2019, the Company had received $11.1 million for the 2019 deliveries of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile and $3.2 million for the 2018 manufacture of IV BDS. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2018 and September 30, 2019.

The options that have been exercised to date provide for potential payments up to approximately $25.8 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing and other activities for oral TPOXX®.

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

Research Agreements and Grants
The Company has an R&D program for IV TPOXX®. This program is funded by the 2018 BARDA Contract and a development contract with BARDA (“IV Formulation R&D Contract”). The IV Formulation R&D Contract has a period of performance that terminates on December 30, 2020. As of September 30, 2019, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $4.0 million.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the United States Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). The term of the initial award is five years. As of September 30, 2019 the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the initial award of approximately $12.3 million.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appears in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed on March 5, 2019. Our most critical accounting estimates include revenue recognition, the valuation of stock-based awards including options and warrants granted or issued by the Company and income taxes.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

For the three months ended September 30, 2019 and 2018, revenues from product sales and supportive services were $3.9 million and $468.9 million, respectively. Such revenues in the three months ended September 30, 2019 were associated with the delivery of approximately 12,700 courses of oral TPOXX® to the Strategic Stockpile under the 2018 BARDA Contract during such period. Such revenues in the three months ended September 30, 2018 were primarily associated with revenue recognition in such period of all cash consideration received in prior periods under the 2011 BARDA Contract that was related to the delivery to the Strategic Stockpile of courses of oral TPOXX® and related services, milestones and advance payments ($375.6 million in total). In prior periods, those receipts had been deferred on the balance sheet since revenue recognition had been constrained by the possibility of a product replacement obligation being applicable. Following FDA approval of oral TPOXX® in the third quarter 2018, the possibility of replacement had been quantified and deemed to be remote, thus resulting in the recognition of revenues that previously had been deferred. In addition to the above-mentioned amounts, 2018 product sale revenues also included $91 million received in the third quarter of 2018 under the 2011 BARDA Contract in connection with a $41 million holdback payment and a $50 million payment for achieving 84-month expiry for oral TPOXX® (see Note 3 in the financial statements for further detail on these payments).

Revenues from research and development activities for the three months ended September 30, 2019 and 2018, were $4.2 million and $2.2 million, respectively. The increase in revenue of approximately $2.0 million, or 90%, primarily reflects an increase in revenues from our federal contracts supporting the development of IV TPOXX®. Revenue in connection with the development of IV TPOXX® has increased because the scope and cost of development activities related to IV TPOXX® have increased.

Cost of sales and supportive services for the three months ended September 30, 2019 and 2018, were $0.7 million and $95.2 million, respectively. Such costs in 2019 are associated with the delivery of approximately 12,700 courses of oral TPOXX® during the three months ended September 30, 2019. In contrast, following FDA approval on July 13, 2018, all costs incurred in previous periods which had been deferred in connection with the deferral of related revenues were recognized in the third quarter 2018.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2019 and 2018, were $3.2 million and $3.1 million, respectively, reflecting an increase of approximately $0.1 million, or 2.6%. The increase is primarily attributable to an approximate $0.2 million increase in equity compensation expense partially offset by lower professional service fees.

Research and development (“R&D”) expenses for the three months ended September 30, 2019 and 2018 were $3.3 million and $3.7 million, respectively, reflecting a decrease of approximately $0.4 million, or 10%. The decrease is primarily attributable to a $0.6 million decrease in employee compensation associated with the vesting in the third quarter of 2018 of restricted stock awards that had been contingent upon the FDA approval of oral TPOXX®, partially offset by an increase in direct vendor-related expenses supporting the development of oral and IV TPOXX®.

Patent expenses were $0.2 million, in each case, for the three months ended September 30, 2019 and 2018. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Interest expense for the three months ended September 30, 2019 and 2018 was $4.0 million and $3.9 million, respectively. The $4.0 million of interest for the three months ended September 30, 2019 includes $1.1 million of accretion of unamortized costs and fees related to the Term Loan balance. The increase in interest expense is attributable to LIBOR rates being higher this quarter versus LIBOR rates in the same period last year.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the three months ended September 30, 2019, we recorded a gain of approximately $1.0 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price. For the three months ended September 30, 2018 we recorded a loss of approximately $2.3 million, reflecting an increase in the fair value of the liability-classified warrant primarily due to the increase in our stock price.

Other income of $0.8 million for the three months ended September 30, 2019 reflects interest income on the Company's cash balance held in restricted and unrestricted accounts.

For the three months ended September 30, 2019 and 2018, we incurred pre-tax (loss)/income of $(1.6) million and $362.6 million, respectively, and a corresponding income tax benefit of $0.4 million and $25.4 million, respectively. The income tax benefit for the three months ended September 30, 2018 includes a discrete benefit of $25.8 million associated with the Company's assessment that its deferred tax assets were realizable on a more-likely-than-not basis. The effective tax rate during the three months ended September 30, 2019 and 2018 was 23.2% and (7.0%), respectively. Our effective tax rate for the period ended September 30, 2019 differs from the statutory rate primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant. Our effective tax rate for the period ended September 30, 2018 differs from the statutory rate primarily as a result of the reduction in our valuation allowance.

ASC 740, Income Taxes requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. At each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. During the quarter ended September 30, 2018, we received FDA approval and recorded revenue related to the delivery of our oral TPOXX® product. We also recorded revenue related to the FDA holdback payment and the payment for 84-month expiry. In addition, we entered into a new contract with BARDA for the purchase of up to 1.7 million courses of TPOXX®. Based on these factors, we determined during the quarter ended September 30, 2018 that sufficient positive evidence existed to conclude that substantially all of our deferred tax assets were realizable on a more-likely-than-not basis.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues from product sales and supportive services for the nine months ended September 30, 2019 and 2018, were $11.1 million and $468.9 million, respectively. Such revenues in the nine months ended September 30, 2019 were associated with the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile under the 2018 BARDA Contract in such period. Such revenues in the nine months ended September 30, 2018 were primarily associated with revenue recognition in such period of all cash consideration received in prior periods under the 2011 BARDA Contract that was related to the delivery to the Strategic Stockpile of courses of oral TPOXX® and related services, milestones and advance payments ($375.6 million in total). In prior periods, those receipts had been deferred on the balance sheet since revenue recognition had been constrained by the possibility of a product replacement obligation being applicable. Following FDA approval of oral TPOXX® in the third quarter 2018, the possibility of replacement had been quantified and deemed to be remote, thus resulting in the recognition of revenues that previously had been deferred. In addition to the above-mentioned amounts, 2018 product sale revenues also included $91 million received in the third quarter of 2018 under the 2011 BARDA Contract in connection with a $41 million holdback payment and a $50 million payment for achieving 84-month expiry for oral TPOXX® (see Note 3 in the financial statements for further detail on these payments).

Revenues from research and development activities for the nine months ended September 30, 2019 and 2018, were $11.4 million and $6.6 million, respectively. The increase in revenue of approximately $4.8 million, or 74%, primarily reflects the conclusion of historical rate reconciliations under the IV Formulation R&D Contract and a change in the projected amount of contract funding expected to be available for future activities under the IV Formulation R&D Contract. Such events impacted the progress-towards-completion calculation as required under ASC 606, and resulted in a cumulative catch-up adjustment to revenue of approximately $3.3 million. The revenue increase also reflects an increase of approximately $1.5 million in revenues from our federal contracts supporting the development of IV TPOXX®. Revenue in connection with the development of IV TPOXX® has increased because the scope and cost of development activities related to IV TPOXX® have increased.

Cost of sales and supportive services for the nine months ended September 30, 2019 and 2018, were $1.7 million and $95.2 million, respectively. Such costs in 2019 are associated with the delivery of approximately 35,700 courses of oral TPOXX® during the nine months ended September 30, 2019. In contrast, following FDA approval on July 13, 2018, all costs incurred in previous periods which had been deferred in connection with the deferral of related revenues were recognized in the third quarter 2018.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2019 and 2018, were $9.8 million and $9.1 million, respectively, reflecting an increase of approximately $0.7 million, or 8%. The increase is primarily attributable to an approximate $0.5 million increase in equity compensation expense and an approximate $0.2 million increase in consulting costs associated with new initiatives, partially offset by the non-recurrence of Nasdaq application fees that were incurred in 2018.

Research and development (“R&D”) expenses for the nine months ended September 30, 2019 and 2018 were $9.4 million and $10.0 million, respectively, reflecting a decrease of approximately $0.6 million, or 7%. The decrease is primarily attributable to a $0.7 million decrease in direct vendor-related expenses supporting the development of IV and oral TPOXX® and a decrease of $0.3 million in compensation expense, partially offset by an increase in FDA annual fees. Compensation expense decreased as a result of the vesting of one-time equity grants in 2018 in connection with the FDA approval of oral TPOXX®.

Patent expenses were $0.5 million and $0.6 million, for the nine months ended September 30, 2019 and 2018, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Interest expense for the nine months ended September 30, 2019 and 2018 was $11.9 million and $11.5 million, respectively. The $11.9 million of interest for the nine months ended September 30, 2019 includes $3.4 million of accretion of unamortized costs and fees related to the Term Loan balance. The increase in interest expense for the nine months ended September 30, 2019 is attributable to LIBOR rates being higher this period versus LIBOR rates in the same period last year.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the nine months ended September 30, 2019, we recorded a gain of approximately $4.8 million reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price. For the nine months ended

September 30, 2018, we recorded a loss of approximately $5.3 million reflecting an increase in fair value of the liability-classified warrant primarily due to the increase in our stock price.

Other income of $2.2 million for the nine months ended September 30, 2019 reflects interest income on the Company's cash balance held in restricted and unrestricted accounts.

For the nine months ended September 30, 2019 and 2018, we incurred pre-tax (loss)/income of $(3.7) million and $344.0 million, respectively, and a corresponding income tax benefit of $1.0 million and $25.4 million, respectively. The income tax benefit for the nine months ended September 30, 2018 includes a discrete benefit of $25.8 million associated with the Company's assessment that its deferred tax assets were realizable on a more-likely-than-not basis.The effective tax rate during the nine months ended September 30, 2019 and 2018 was 26.3% and (7.4%), respectively. Our effective tax rate for the period ended September 30, 2019 differs from the statutory rate primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant. Our effective tax rate for the period ended September 30, 2018 differs from the statutory rate primarily as a result of the reduction in our valuation allowance.

Liquidity and Capital Resources

As of September 30, 2019, we had $78.1 million in cash and cash equivalents compared with $100.7 million at December 31, 2018. Additionally, as of September 30, 2019, we had $98.1 million of restricted cash compared with $79.7 million at December 31, 2018. The restricted cash is available to pay interest, fees and principal related to the Term Loan.

The cash and cash equivalents balance in the restricted account increased from $79.7 million to $100.5 million, as of July 24, 2019, in connection with an amendment to the Term Loan that allowed the Company to diversify the financial institutions at which its remaining unrestricted cash and cash equivalents are held. The balance in the restricted account represents an approximation of total payments that would be required pursuant to the Term Loan if it were to remain outstanding until its maturity.

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

Net cash (used in)/provided by operations for the nine months ended September 30, 2019 and 2018 was $(3.9) million and $72.5 million, respectively.  For the nine months ended September 30, 2019, we incurred $8.5 million of cash interest expense on the Term Loan and used approximately $0.8 million in support of ordinary course working capital (accounts receivable, accounts payable, prepaids, among other items). Additionally, cash was used for customary operating activities. These cash uses were partially offset by the receipt of approximately $11.1 million from BARDA for product delivery; $11.4 million from R&D contracts; and $2.2 million of interest income. For the nine months ended September 30, 2018, the primary sources of cash inflows were a $41 million holdback payment under the 2011 BARDA Contract (see Note 3), and a $50 million payment from BARDA for a modification made to the 2011 BARDA Contract, in which BARDA exercised an option relating to FDA approval of 84-month expiry for oral TPOXX®. These receipts were partially offset by net operating costs and $8.2 million of cash interest expense on the Term Loan.

Investing Activities
For the nine months ended September 30, 2019 and 2018 we used cash in the amounts of $29,092 and $27,863, respectively, for capital expenditures.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2019 was $0.2 million which was attributable to the payment of tax obligations for employee common stock tendered. Net cash used in financing activities for the nine months ended September 30, 2018 was $1.5 million, which was attributable to the payment of tax obligations for employee common stock tendered, partially offset by $0.2 million of proceeds received from option exercises.

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

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the U.S Strategic National Stockpile and the enforceability of the 2011 BARDA Contract and the 2018 BARDA Contract (each as defined previously, and collectively, the "BARDA Contracts") with BARDA. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including the IV formulation of TPOXX®, or potential alternative uses of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xi) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses and (xii) the risk that the U.S. government’s responses (including inaction) to the national or global economic situation may affect SIGA’s business adversely, as well as the risks and uncertainties included in Item 1A “Risk Factors” on Form 10-K for the fiscal year ended December 31, 2018. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amendment of Solicitation/Modification of Contract 0003, dated September 9, 2019, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed).

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

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 5, 2019	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)