Form 10-K
period 2019-12-31
SIGA TECHNOLOGIES INC
filed 2020-03-05
CIK 1010086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

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

Indicate by check mark whether the registrant has filed all documents and reports required by section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐No ☐.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2019 as reported on The Nasdaq Global Market was approximately $321,463,623.

As of February 18, 2020 the registrant had outstanding 81,272,518 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2020 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Part I
Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the U.S Strategic National Stockpile ("Strategic Stockpile") and the enforceability of the 2011 BARDA Contract and the 19C BARDA Contract (each as defined below, and collectively, the "BARDA Contracts") with the U.S. Biomedical Advanced Research and Development Authority ("BARDA"). The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses and (xiii) the risk that the U.S. government’s responses (including inaction) to the national or global economic situation or infectious disease such as COVID-19 may affect SIGA’s business adversely, as well as the risks and uncertainties included in Item 1A “Risk Factors” of this Form 10-K. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 1. Business

Overview

SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

We are a commercial-stage pharmaceutical company focused on the health security and infectious disease markets. Health security comprises countermeasures for biological, chemical, radiological and nuclear attacks (biodefense market), vaccines and therapies for emerging infectious diseases, and health preparedness. Our lead product is an oral formulation of TPOXX® (“oral TPOXX®”), an antiviral drug for the treatment of human smallpox disease caused by variola virus.

BARDA Contracts-TPOXX®

19C BARDA Contract (2018 BARDA Contract)

On September 10, 2018, the Company entered into a contract with BARDA pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®; post-marketing activities for oral and IV TPOXX®, and procurement activities. As of February 18, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract" or “2018 BARDA Contract”) contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $25.8 million of payments are related to exercised options and up to approximately $525.0 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four modified procurement-related options provides for the payment of $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®. This option was exercised simultaneously with the aforementioned modification. Each of the other three options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $33.8 million. In total, the four options under the May 2019 modification provide for the purchase of raw material for and the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $112.5 million. The option modification did not change the overall total potential value of the 19C BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2019, the Company had received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $4.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2019 and 2018; such amount is expected to be recognized as revenue when IV TPOXX containing the BDS is delivered to the National Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for additional potential payments up to approximately $25.8 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®, of which, $2.3 million had been received as of December 31, 2019.

Unexercised options specify potential payments up to approximately $525.0 million in total (if all options are exercised). There are options for the following activities: payments of up to $439.0 million for the delivery of up to approximately 1,452,000 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to make independent exercise decisions. If BARDA decides to only exercise IV BDS Options, then the Company would receive payments up to $30.7 million; alternatively, if BARDA decides to exercise both IV BDS Options and IV FDP Options, then the Company would receive payments up to $76.8 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract”) includes a base contract, as modified, (“2011 Base Contract”) as well as options. The 2011 Base Contract specifies approximately $508.4 million of payments (including exercised options), of which, as of December 31, 2019, $459.8 million had been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $44.9 million had been received for certain reimbursements in connection with development and supportive activities. Approximately $3.7 million remains eligible to be received in the future for reimbursements of development and supportive activities.

For courses of oral TPOXX® that have been physically delivered to the Strategic Stockpile under the 2011 BARDA Contract, there are product replacement obligations, including: (i) a product replacement obligation in the event that the final version of oral TPOXX® approved by the U.S. Food & Drug Adinistration ("FDA") was different from any courses of oral TPOXX® that had been delivered to the Strategic Stockpile (the "FDA Approval Replacement Obligation"); (ii) a product replacement obligation, at no cost to BARDA, in the event that oral TPOXX® is recalled or deemed to be recalled for any reason; and (iii) a product replacement obligation in the event that oral TPOXX® does not meet any specified label claims. On July, 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox, and there was no difference between the approved product and courses in the Strategic Stockpile. As such, the possibility of the FDA Approval Replacement Obligation resulting in any future replacements of product within the Strategic Stockpile is remote.

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

The 2011 BARDA Contract expires in September 2020.

International Promotion Agreement for Oral TPOXX®

On June 3, 2019, the Company entered into an international promotion agreement with Meridian Medical Technologies, Inc. (“Meridian”), a Pfizer company (the “International Promotion Agreement”).

Under the terms of the International Promotion Agreement, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States and South Korea (the “Territory”), and Meridian has agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA will retain ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX, and, in the United States and South Korean markets, will also retain sales and marketing rights with respect to oral TPOXX®. SIGA’s consent shall be required for the entry into any sales arrangement pursuant to the International Promotion Agreement.

The International Promotion Agreement did not provide for any cash payments at signing, and each party is responsible for the costs and expenses associated with its activities.  The fee Meridian retains pursuant to the International Promotion Agreement will be a specified percentage of the collected proceeds of sales of oral TPOXX® net of certain expenses, for years in which customer invoiced amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for years in which such net invoiced amounts exceed the specified threshold.

The International Promotion Agreement provides for an initial term of five years, and automatic renewals for successive three-year terms unless (i) either party provides the other party with written notice of non-renewal prior to the end of the initial term or any renewal term or (ii) the International Promotion Agreement is earlier terminated in accordance with its terms. Either party may terminate the agreement immediately by written notice in connection with certain customary events. Either party shall have the right to terminate the agreement (overall and on a country-by-country basis) in the event of an uncured material breach. The Company shall have the right to terminate the agreement (i) as to certain countries on a country-by-country basis in the event Meridian does not promote oral TPOXX® in the subject country for a period of time, or (ii) in certain other limited circumstances.  Meridian shall have the right to terminate the Agreement (overall or on a country-by-country basis) without cause subject to a prior written notice period.

The International Promotion Agreement also contains customary representations, warranties and covenants, including provisions related to regulatory matters, reporting obligations, indemnity, limitation of liability, confidentiality and other matters.

On December 5, 2019 SIGA announced that the Canadian Department of National Defence ("CDND") issued an advanced contract award notice ("ACAN"), indicating that the CDND intends to purchase up to 15,235 courses of oral TPOXX® over four years as specified in the ACAN, with an initial purchase of 2,500 courses. As with any international sale of TPOXX® pursuant to the agreement, Meridian would be the counterparty of any contract award issued by the Canadian government and SIGA would be responsible for the manufacture, regulatory obligations and delivery of product.

Lead Product-TPOXX®

SIGA believes that TPOXX® is among the first new small-molecule drugs delivered to the Strategic Stockpile under Project BioShield. Oral TPOXX® is a novel, patented drug that is easy to store, transport and administer. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox. Oral TPOXX® labeling, approved by the FDA, limits sales of oral TPOXX® in the U.S. to those for the Strategic Stockpile. Under the 2011 BARDA Contract, 1.7 million courses of oral TPOXX® were sold to BARDA and delivered to the Strategic Stockpile between 2013 and 2017. Courses delivered under the 2011 BARDA Contract have an FDA-approved shelf life of seven years. Under the 19C BARDA Contract, SIGA can deliver up to 1.7 million courses of TPOXX® (of which 1,488,000 courses would be oral TPOXX® and 212,000 courses would be IV TPOXX®) to the Strategic Stockpile, at the option of BARDA.

For IV TPOXX®, SIGA has reached concurrence with the FDA that no further clinical studies are required. Such concurrence will permit the Company to file a new drug application ("NDA") for IV TPOXX®. The Company believes such NDA can be filed as early as the second half of 2020. Based on its review of the NDA, the FDA will decide whether to approve IV TPOXX® and whether to impose any marketing restrictions or require additional post-approval clinical studies. This review process will typically take ten months. There can be no assurance that any approval will be granted on a timely basis, if at all.

As noted above, the FDA approved oral TPOXX® for the treatment of smallpox. The Company is currently planning to seek regulatory approval of oral TPOXX® in Europe and Canada as well. Based on conversations with regulatory authorities, the Company is currently planning to submit applications for regulatory approval of oral TPOXX® in Europe and Canada during the next twelve months and to seek an expanded indications to cover treatment of orthopox infections.

Manufacturing

SIGA does not have a manufacturing infrastructure and does not intend to develop one for the manufacture of TPOXX®. SIGA relies on and uses third parties known as Contract Manufacturing Organizations (“CMOs”) to procure commercial raw materials and supplies, and to manufacture TPOXX®. SIGA's CMOs apply methods and controls in facilities that are used for manufacturing, processing, packaging, testing, analyzing and holding pharmaceuticals which conform to current good manufacturing practices (“cGMP”), the standard set by the FDA for manufacture and storage of pharmaceuticals intended for human use.

Oral TPOXX®:

For the manufacture of oral TPOXX®, the Company uses the following CMOs: Albemarle Corporation (“Albemarle”); Powdersize, LLC (“Powdersize”); Catalent Pharma Solutions LLC (“Catalent”); and Packaging Coordinators, LLC ("PCI").

In August 2011, SIGA entered into an agreement with Albemarle. Such agreement was amended in April 2015 and expired in April 2018. On October 1, 2018, SIGA entered into a new agreement with Albemarle pursuant to which Albemarle manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in TPOXX®. The agreement provides that, during the term of the new agreement, SIGA will purchase 100% of its internal and external API requirements for TPOXX® from Albemarle until the later of (i) September 30, 2021 and (ii) such time as SIGA has purchased twelve metric tons of API from Albemarle under the new agreement. From and after the later of: (i) September 30, 2021, or (ii) such time as SIGA has purchased twelve metric tons of API from Albemarle, SIGA will purchase at least 70% of its internal and external API requirements for TPOXX® from Albemarle until the end of the term of the new agreement (as described below), unless the Company receives an offer to purchase API at a price that Albemarle is unable to match, in which event SIGA will purchase at least 30% of its internal and external API requirements for TPOXX® from Albemarle until September 30, 2023. There is no minimum amount of API kilograms that must be used or acquired by SIGA. The following events are excluded from the “100% API” requirement: (i) if a contract entered into by SIGA for the sale of final drug product (“FDP”) requires that the product used as the API for such FDP be manufactured outside the U.S.

and Albemarle is unwilling or unable to subcontract such manufacture to a party or parties that meet the terms of the agreement; (ii) if a contract entered into by SIGA for the sale of FDP in an intravenous formulation requires different specifications than those provided for under the agreement and the parties are not able to reach agreement on the necessary changes to the specifications or on pricing; or (iii) if Albemarle fails to perform any of its obligations under the agreement and does not cure such failure within 30 days of written notice from SIGA. SIGA is required to pay Albemarle within 45 days of its invoice date. Pricing for API is at a fixed price per kilogram, subject to adjustment for increases in raw material costs and/or general manufacturing costs. Albemarle is required to deliver API that conforms to specifications outlined in the agreement; the Company is not required to pay for API that does not meet specifications. The Company has 120 days to reject any shipments that do not meet such specifications or are damaged. In addition to receiving payments for API deliveries, Albemarle is also paid for related services, such as stability testing. The Company’s agreement with Albemarle is currently scheduled to expire upon the earlier of: (i) September 30, 2023, or (ii) the fulfillment of delivery obligations under the 19C BARDA Contract. Thereafter, the agreement shall renew for successive one-year renewal terms until either the Company or Albemarle provides notice of non-renewal at least 90 days prior to the expiration date of a term.

Powdersize, a Lonza Group company, micronizes and tests API for use in oral TPOXX®. The Company’s agreement with Powdersize was amended on January 11, 2019. The amended term ends on the tenth anniversary of the amendment date.

Catalent granulates, encapsulates, and tests oral TPOXX®. In addition, Catalent provides services related to commercial stability testing of drug product and preparation for tabulated stability and trend analysis for each time point. The Company’s agreement with Catalent has an initial term that ends on June 28, 2021. Thereafter, this agreement automatically renews for three years unless either party provides six months' notice of its desire to terminate the agreement prior to the expiration of the term. During the term of the agreement, SIGA will purchase all of its requirements for bulk product under the 19C BARDA contract from Catalent.

PCI provides packaging services in connection with oral TPOXX®. Additionally, PCI has contracted with the Company to provide packaging services in connection with the intravenous formulation of TPOXX®. The Company’s agreement with PCI has an initial term that ends on March 1, 2022. Thereafter, this agreement automatically renews for successive one-year periods unless either party provides 120 days' notice of its desire to terminate the agreement prior to the expiration of the term. The agreement can be terminated earlier than March 1, 2022 under certain conditions.

Intravenous (IV) formulation of TPOXX®:

For the manufacture of IV TPOXX® under the BARDA contracts, the Company has agreed to use the following CMOs: Roquette America, Inc. (“Roquette”); Patheon Manufacturing Services LLC (“Patheon”); and PCI.
Roquette provides an excipient to be used in the manufacturing of the intravenous formulation of TPOXX®. The Company's agreement with Roquette has no minimum amount of manufacturing services that must be used. The Company’s agreement with Roquette has an initial term that ends on December 31, 2023. Thereafter, this agreement automatically renews on a year-by-year basis unless either party provides four months’ notice of its desire to terminate the agreement prior to the expiration of the term.
Patheon manufactures, tests and packages the intravenous formulation of TPOXX®. SIGA agreed that Patheon will be entitled to manufacture at least 80% of the intravenous formulation of TPOXX® offered for sale by SIGA during the first three years of the agreement, provided Patheon adheres to reasonable manufacturing standards. Thereafter, the manufacturing percentage will be as mutually agreed upon by the parties. The Company’s agreement with Patheon has an initial term that ends on the later of: December 31, 2022 or, such date as all government contracts related to the intravenous formulation of TPOXX® are terminated. Thereafter, this agreement automatically renews for two-year increments unless either party provides twelve months’ notice of its desire to terminate the agreement prior to the expiration of the term.
As noted above, PCI is expected to provide packaging services for the intravenous formulation of TPOXX®.
Corporate Responsibility and Sustainability
SIGA focuses on the health security market and seeks to advance global health while promoting a sustainable environment.
SIGA seeks to advance global public health though its development and commercial activities, which include (i) delivering medical counter measures to governments and/or non-governmental organizations ("NGOs") so that governments can cost-effectively stockpile treatments for potential public health emergencies and (ii) donating therapies to NGOs to treat patients with serious infectious diseases in developing countries or those who are being treated on a compassionate basis and/or within clinical trials.

SIGA seeks to promote a sustainable environment by tracking the involvement of its manufacturing supply chain in initiatives and organizations that prioritize a sustainable environment. All manufacturers within SIGA’s supply chain, including Albemarle, Powdersize, Catalent, PCI, Patheon and Roquette maintain corporate social responsibility and/or sustainability programs and publicly report on those programs.
SIGA also pursues such policies within its own corporate environment, although the scale is too small to report separately their impact.

Market for Biological Defense Programs

The market for biodefense countermeasures reflects continued awareness of the threat of global terror and biowarfare activity. The U.S. government is the largest source of development and procurement funding for academic institutions and biopharmaceutical companies conducting biodefense research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. U.S. government spending on biodefense programs includes development funding awarded by the National Institute of Allergy and Infectious Diseases, BARDA and the Department of Defense (“DoD”), and procurement of countermeasures by BARDA, the Strategic Stockpile and the DoD. For the fiscal year ending September 30, 2020, the budget for the U.S. Department of Health and Human Services provides an annual appropriation of approximately $2.0 billion for activities related to advanced development and procurement of medical countermeasures for biological and other threats to civilian populations.

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

At present, oral TPOXX® is not approved for sale in the U.S. beyond sales to the U.S. government for the purpose of stockpiling and/or usage by the Strategic Stockpile. The Company would need to meet additional regulatory requirements before sales were made in the U.S. beyond the U.S government.

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a separate development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates on December 30, 2020. As of December 31, 2019, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $3.1 million. See Note 3 to the consolidated financial statements regarding the 19C BARDA Contract.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). The term of the initial award is five years. As of December 31, 2019 the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the initial award of approximately $12.2 million.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include many major pharmaceutical companies, each of which has financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors in the biodefense space include, but are not limited to, Emergent BioSolutions Inc., Bavarian Nordic AS, and Chimerix Inc. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

TPOXX® faces significant competition for government funding for both development and procurement of medical countermeasures for biological, chemical, radiological and nuclear threats, diagnostic testing systems, and other emergency preparedness countermeasures.

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

Human Resources and Research Facilities

As of February 18, 2020, we had 41 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory. Our research and development facilities are located in Corvallis, Oregon, where we lease approximately 10,276 square feet under a lease agreement that commenced on January 1, 2018 and which expires in December 2021. This lease has one remaining renewal option for an additional three years.

Intellectual Property and Proprietary Rights

SIGA’s commercial success will depend in part on its ability to obtain and maintain patent and other intellectual property protection in the U.S. and the rest of the world for its proprietary technologies, drug targets, and potential products and to preserve its trade secrets. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents across various jurisdictions has emerged to date. Accordingly, SIGA cannot predict the type and extent of claims that will be allowed in pending patent applications.

SIGA also relies upon trade secret protection for its confidential and proprietary information. No assurance can be given that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to SIGA’s trade secrets or that SIGA can meaningfully protect its trade secrets.

SIGA exclusively owns its key patent portfolios, which relate to its leading drug candidate TPOXX® (also known as ST-246, tecovirimat). As of January 30, 2020, the TPOXX® patent portfolio has seven patent families consisting of 23 U.S. utility patents, 70 issued foreign patents, six U.S. utility patent applications, and 38 foreign patent applications.

The principal and material issued patents covering TPOXX® are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	May 3, 2027^
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2011	July 23, 2027
US 7687641	United States	Method of manufacturing ST-246	March 30, 2010	September 27, 2024
US 8124643	United States	Composition of matter for the ST-246 compound and Pharmaceutical compositions containing ST-246	February 28, 2012	June 18, 2024^
US 7956197	United States	Method of manufacturing ST-246	June 7, 2011	June 18, 2024
US 8530509	United States	Pharmaceutical compositions containing a mixture of compounds including ST-246	September 10, 2013	June 18, 2024

US 8802714	United States	Method of treating orthopoxvirus infection with a mixture of compounds including ST-246	August 12, 2014	June 18, 2024
US 9045418	United States	Method of manufacturing ST-246	June 2, 2015	June 18, 2024
US 9233097	United States	Liquid Pharmaceutical formulations containing ST-246	January 12, 2016	August 2, 2031
US 9339466	United States	Certain polymorph of ST-246, method of preparation of the polymorph and pharmaceutical compositions containing the polymorph	May 17, 2016	March 23, 2031
US 9546137	United States	Methods of preparing ST-246	January 17, 2017	August 14, 2033
US 9744154	United States	Polymorphic forms of ST-246 and methods of preparation	August 29, 2017	March 23, 2031
US 9862683	United States	Methods of preparing Tecovirimat	January 9, 2018	August 14, 2033
US 9670158	United States	Amorphous Tecovirimat preparation	June 6, 2017	July 11, 2034
US 9889119	United States	Amorphous Tecovirimat preparation	February 13, 2018	July 11, 2034
US 9907859	United States	ST-246 liquid formulations and methods	March 6, 2018	August 2, 2031
US 10029985	United States	Methods of preparing Tecovirimat	July 24, 2018	August 14, 2033
US 10045963	United States	Amorphous Tecovirimat preparation	August 14, 2018	July 11, 2034
US 10045964	United States	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 14, 2018	March 23, 2031
US 10124071	United States	ST-246 liquid formulations and methods	November 13, 2018	August 2, 2031
US 10155723	United States	Methods of preparing Tecovirimat	December 18, 2018	August 14, 2033
US 10406137	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	September 10, 2019	March 23, 2031
US 10406103	United States	Rehydration of micronized Tecovirimat monohydrate	September 10, 2019	November 14, 2034
SG 184201	Singapore	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 22, 2015	March 23, 2031
RU 2578606	Russia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	March 27, 2016	March 23, 2031
OA 16109	OAPI/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	October 31, 2013	March 23, 2031
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	December 2, 2014	March 23, 2031
MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
MX 348481	Mexico	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	June 15, 2017	April 23, 2027
MX 347795	Mexico	ST-246 liquid formulations and methods	May 15, 2017	August 2, 2031
MX 361428	Mexico	Polymorphic forms of ST-246 and methods of preparation	December 6, 2018	March 23, 2031
MX 363189	Mexico	Use of pharmaceutical compositions containing ST-246	March 14, 2019	April 23, 2027
KR 101868117	Korea	ST-246 liquid formulations and methods	June 8, 2018	August 2, 2031
JP 4884216	Japan	Therapeutic agent for treating orthopoxvirus including ST-246, pharmaceutical composition of matter for the ST-246 compound and method of manufacturing ST-246	December 16, 2011	June 18, 2024
JP 5657489	Japan	Method of manufacturing ST-246	December 5, 2014	June 18, 2024
JP 5898196	Japan	Liquid Pharmaceutical formulations containing ST-246	March 11, 2016	August 2, 2031
JP 6018041	Japan	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 7, 2016	March 23, 2031
JP 6188802	Japan	Methods of preparing Tecovirimat	August 10, 2017	August 14, 2033
JP 6444460	Japan	Methods of preparing Tecovirimat	December 7, 2018	August 14, 2033
JP 6564514	Japan	Methods of preparing Tecovirimat	August 2, 2019	August 14, 2033

JP 6594303	Japan	Rehydration of micronized Tecovirimat monohydrate	October 4, 2019	November 14, 2034
CN 2011800245893	China	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 26, 2015	March 23, 2031
CN 2013800429237	China	Methods of preparing Tecovirimat	June 20, 2017	August 14, 2033
CA 2529761	Canada	Use of ST-246 to treat orthopoxvirus infection, pharmaceutical compositions containing ST-246 and composition of matter for the ST-246 compound	August 13, 2013	June 18, 2024
CA 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027
CA 2866037	Canada	Chemicals, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	May 16, 2017	April 23, 2027
CA 2807528	Canada	Liquid Pharmaceutical formulations containing ST-246	September 25, 2018	August 2, 2031
CA 2793533	Canada	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 26, 2019	March 23, 2031
AU 2004249250	Australia	Method of treating orthopoxvirus infection, pharmaceutical composition containing ST-246 and composition of matter for the ST-246 compound	March 29, 2012	June 18, 2024
AU 2007351866	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	January 10, 2013	June 18, 2024
AU 2011232551	Australia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	February 26, 2015	March 23, 2031
AU 2011285871	Australia	Liquid Pharmaceutical formulations containing ST-246	August 6, 2015	August 2, 2031
AU 2013302764	Australia	Methods of preparing Tecovirimat	April 5, 2018	August 14, 2033
AU 2012268859	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	August 18, 2016	June 18, 2024
AU 2014290333	Australia	Amorphous Tecovirimat preparation	February 21, 2019	July 11, 2034
AU 2014353235	Australia	Rehydration of micronized Tecovirimat monohydrate	August 22, 2019	November 14, 2034
AP 3221	ARIPO*/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	April 3, 2015	March 23, 2031
ZA 2012/07141	South Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 29, 2016	March 23, 2031
ZA 2013/00930	South Africa	Liquid Pharmaceutical formulations containing ST-246	November 25, 2015	August 2, 2031
IL 201736	Israel	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	October 1, 2016	April 23, 2027
IL 236944	Israel	Methods of preparing Tecovirimat	February 1, 2017	August 14, 2033
IL 242666	Israel	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2018	April 23, 2027
IL 221991	Israel	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 1, 2019	March 23, 2031

AT 1638938	Austria	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 1638938	Belgium	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 2549871	Belgium	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
BE 2600715	Belgium	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
CH 1638938	Switzerland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
CH 2549871	Switzerland	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
CH 2600715	Switzerland	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 1638938	Germany	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DE 2549871	Germany	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DE 2887938	Germany	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
DE 2600715	Germany	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DK 1638938	Denmark	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DK 2549871	Denmark	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DK 2600715	Denmark	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
ES 1638938	Spain	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FI 1638938	Finland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 1638938	France	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 2887938	France	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
FR 2549871	France	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
FR 2600715	France	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
GB 1638938	United Kingdom	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
GB 2887938	United Kingdom	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
GB 2549871	United Kingdom	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
GB 2600715	United Kingdom	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031

HK 1179824	Hong Kong	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 21, 2019	March 23, 2031
IE 1638938	Ireland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
IT 502017000078377	Italy	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
NL 1638938	Netherlands	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
PL 1638938	Poland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
SE 1638938	Sweden	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024

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

In addition to the patents listed in the above chart, the principal and material patent applications covering TPOXX® include patent filings in multiple jurisdictions, including the United States, Europe, Asia, Australia, and other commercially significant markets. We hold 44 patent applications currently pending with respect to various compositions of TPOXX®, methods of manufacturing, methods of treatment, and dosage forms. Expiration dates for pending patent applications, if granted, will fall between 2024 and 2037.

FDA regulations require that patented drugs be sold under brand names that comply with various regulations. SIGA must develop and make efforts to protect these brand names for each of its products in order to avoid product piracy and to secure exclusive rights to these brand names. SIGA may expend substantial funds in developing and securing rights to adequate brand names for our products. SIGA currently has proprietary trademark rights in SIGA®, TPOXX® and other brands used by us in the United States and certain foreign countries, but we may have to develop additional trademark rights in order to comply with regulatory requirements. SIGA may need to pursue different names and trademarks ex-U.S. in light of native language and other jurisdictional considerations. SIGA considers securing adequate trademark rights to be important to its business.

Government Regulation

Regulatory Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of any biopharmaceutical product that we may develop. The nature and the extent to which such regulations may apply to us will vary depending on the nature of any particular product. Virtually all of our potential pharmaceutical products will require regulatory approval by governmental agencies prior to non-governmental commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or regulate the manufacturing, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations is complex and requires expertise and the expenditure of substantial resources.

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

The FDA closely monitors the progress of each of the three phases of clinical testing and may, in its discretion, reevaluate, alter, suspend or terminate the testing based on the data that have been accumulated to that point and its assessment of the risk/benefit ratio to the patients involved in the testing. Estimates of the total time typically required for carrying out such clinical testing vary between two and 10 years. Upon completion of such clinical testing, a company typically submits an NDA to the FDA that summarizes the results and observations of the drug during the clinical testing. Based on its review of the NDA, the FDA will decide whether to approve the drug and whether to impose any marketing restrictions or require additional post-approval clinical studies. This review process can be quite lengthy, and approval for the production and marketing of a new pharmaceutical product can require a number of years and substantial funding. There can be no assurance that any approval will be granted on a timely basis, if at all. In some circumstances, a new formulation of an approved product may be reviewed through a supplemental NDA process which relies in part on the prior approval of the initial formulation.

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

Legislation and Regulation Related to Bioterrorism Counteragents and Pandemic Preparedness

Because our drug candidates are intended for the treatment of diseases that may result from acts of bioterrorism or biowarfare or for pandemic preparedness, they may be subject to the specific legislation and regulation described below and elsewhere in this Annual Report on Form 10-K.

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

Public Readiness and Emergency Preparedness Act

The Public Readiness and Emergency Preparedness Act (the "PREP Act") provides immunity for manufacturers from claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure” in the United States. However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products,” including products intended to diagnose or treat pandemic or epidemic disease, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. Since 2007, the Secretary of HHS has issued eight declarations under the PREP Act to protect from liability countermeasures that are necessary to prepare the nation for potential pandemics or epidemics, including a declaration on October 10, 2008 that provides immunity from tort liability as it relates to smallpox. The PREP Act was amended in 2015 to extend protection for smallpox and other countermeasures from December 31, 2015 to December 31, 2022.

Foreign Regulation

As noted above, in addition to regulations in the United States, we might be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our drug candidates. Regardless of any FDA approval of a product, we may have to obtain approval of that product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The actual time required to obtain clearance to market a product in a particular foreign jurisdiction varies substantially, based upon the type, complexity and novelty of the pharmaceutical drug candidate, the specific requirements of that jurisdiction, and in some countries whether the FDA has previously approved the drug for marketing. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary from country to country. Certain foreign jurisdictions, including the European Union and Health Canada, have adopted certain biodefense-specific regulations akin to that available in the United States such as a procedure similar to the “Animal Rule” promulgated by the FDA for review and potential approval of biodefense products.

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

Risks Related to Our Dependence on U.S. Government Contracts

U.S. government contracts require ongoing funding decisions by the government, and the majority of the potential revenue under the 19C BARDA Contract is tied to options which may or may not be exercised at the sole discretion of BARDA. Reduced or discontinued BARDA funding, or the non-exercise of contract options under the 19C BARDA contract, could cause our business, financial condition and operating results, to suffer materially.

The funding of government programs, which fund BARDA’s purchases under the 19C BARDA Contract, is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and budgetary constraints. Our government customers are also subject to uncertainties as to continued funding of their budgets.

Additionally, government-funded contracts typically consist of a base period of performance and options for the performance of certain future activities. The value of goods and services subject to options may constitute the majority of the total value of the underlying contract, as in the case of the 19C BARDA Contract.

The 19C BARDA Contract is primarily option-based, with more than 80% of contract value tied to options which are exercisable in the sole discretion of BARDA. There is no guarantee that any options will be exercised, or how many options will be exercised. If some or all of the options under the 19C BARDA Contract are not exercised, whether because levels of government expenditures and authorizations for biodefense decrease or shift to programs other than those under which BARDA purchases are funded for any reason, our business, financial condition and operating results, our business development efforts or our product development efforts may suffer materially.

Government procurement contracts are mostly set at fixed prices and such pricing is based on estimates of the time, resources and expenses required to perform these contracts. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these arrangements.

The remaining unexercised options under the 19C BARDA Contract are predominately fixed-price. We expect that our future contracts with the U.S. government for TPOXX® as well as contracts for other biodefense product candidates would also be fixed-price arrangements. Under a fixed-price contract, we are required to deliver our products at a fixed price regardless of the actual costs we incur and to absorb any costs incurred in satisfaction of our obligations. Estimating costs that are related to performance in accordance with contract specifications can be difficult, particularly where the period of performance is over several years. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract could reduce the profitability of such contract or cause a loss, which could in turn negatively affect our operating results.

We expect future operating revenues to come significantly from contracts with BARDA for the provision and maintenance of the U.S. Government’s stockpile of TPOXX®. If BARDA does not enter into additional contracts after the 19C BARDA Contract to maintain or expand the stockpile of TPOXX®, our long-term business, financial condition and operating results could be materially harmed.

The success of our business and our operating results for the foreseeable future will be substantially dependent on the U.S. government’s commitment to maintaining or expanding its stockpile of TPOXX®. Failure to secure and perform additional contracts after the 19C BARDA Contract to substantially maintain or expand the stockpile of TPOXX® could have a material adverse effect on our long-term business, financial condition and operating results. Additionally, the 19C BARDA Contract does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. government.

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

Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract or grant for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract or grant for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our government contracts and grants, including the 19C BARDA Contract, could be terminated under these circumstances.

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

While we have received FDA approval for oral TPOXX® for use in smallpox treatment, we have not received FDA approval for the IV formulation of TPOXX® or any other indications for TPOXX®. FDA approval is limited only to those conditions for which a product is demonstrated through clinical trials to be safe and efficacious as set forth in its approved product label. We cannot ensure that other formulations of TPOXX® or any other compound developed by us, alone or with others, will prove to be safe and efficacious in pre-clinical or clinical trials or animal efficacy studies, or that oral TPOXX® will prove to be safe and efficacious in pre-clinical or clinical trials or animal efficacy studies for other indications, nor whether all of the applicable regulatory requirements needed to receive full marketing clearance for other indications or other formulations will be met.

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

We recently entered into the International Promotion Agreement described under “Business”, pursuant to which we granted a third party, Meridian, exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in all geographic regions except for the United States and South Korea (the “Territory”), and Meridian agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory.  Our future revenues may depend heavily on the success of the efforts of Meridian pursuant to the International Promotion Agreement, which may not be successful.

In the United States and South Korean markets, we will retain sales and marketing rights with respect to oral TPOXX®. In these markets, we currently employ a small, targeted group to support development and business activities related to TPOXX®. For the South Korean market, we are continually assessing the best approach for business development. Even if we deem it necessary or advisable, we may have difficulty establishing relationships with third parties with respect to this market on terms that are acceptable to us or at all. For the United States market, we plan to continue our current approach for sales to the U.S. government of any other biodefense product candidates that we may successfully develop. If we are unable to adequately support our development and business activities in the United States, we may be unable to expand our sales of TPOXX® or other product candidates, which could have an adverse effect on our growth.

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

There have been a number of legislative and regulatory proposals in the United States to change the health care system in ways that could affect our ability to sell our products profitably if we seek to sell TPOXX® to non-government customers. One enacted proposal, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”), substantially changed the way healthcare is financed by both governmental and private insurers and could have a substantial effect on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs like Medicare, reimbursement changes and rules protecting against fraud and abuse that will change existing healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. If we obtain marketing approval for sale of TPOXX® beyond the Strategic Stockpile, it is possible that some of our revenue may be derived from governmental healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposed a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs. The Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and potential future sales and profitability of our current or future products specifically.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the Company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

In connection with our International Promotion Agreement with Meridian, Meridian will serve as the entity that markets and promotes oral TPOXX® (except in the U.S. and South Korea) and will be the counterparty to any agreements with covered foreign jurisdictions. As such, Meridian will be responsible for anti-corruption compliance related to their activities.

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

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

•	we may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials; or

•	the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics; or

•	the costs, regulations, or challenges associated with animal studies may increase and make our studies more difficult.

IV TPOXX® is currently in product development and there can be no assurance of successful commercialization beyond the 19C BARDA contract.

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

Risks Related to Our Dependence on Third Parties

If third parties on whom we rely for manufacturing and raw materials of TPOXX®, and managing our inventory, do not perform as contractually required or as we expect, we may not be able to successfully satisfy our obligations under the 19C BARDA Contract and our business would suffer.

We currently rely on third-party manufacturers and service providers to provide raw materials and manufacture, package, test and ship TPOXX®. Under the 19C BARDA Contract, we are responsible for the performance of these third-party contractors, and our contracts with these third parties give us certain supervisory and quality control rights, but we do not exercise day-to-day control over their activities.

Additionally, we may rely on a third-party provider, or multiple providers, to store a portion of the stockpile of IV TPOXX® under the 19C BARDA Contract, entrusting such vendor or vendors with the care and handling of a substantial portion of our inventory of IV TPOXX®.

If a third-party provider fails to comply with applicable laws and regulations, fails to meet expected deadlines, experiences shortages or delays, or otherwise does not carry out its contractual duties to us, or encounters physical damage or natural disaster or disruptions at its facilities, for example as a result of the coronavirus outbreak, our ability to meet our obligations under the 19C BARDA Contract could be significantly impaired. We do not currently have the internal capacity to perform these important functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

Our reliance on third parties that we do not control does not relieve us of the responsibilities and requirements imposed by the 19C BARDA Contract. Third parties may not complete activities on schedule, or may not conduct trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of IV TPOXX® or other drug candidates.

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

If third parties do not manufacture our drug candidates or products in sufficient quantities and at an acceptable cost or in compliance with regulatory or contractual requirements and specifications, the fulfillment of contractual requirements under the 19C BARDA Contract, or any other procurement contract, or the development of our drug candidates could be delayed, prevented or impaired.

We currently rely on third parties to manufacture drug candidates, including TPOXX®. Any significant delay in obtaining adequate supplies of our drug candidates could adversely affect our ability to develop drug candidates or perform commercial contracts. If our contract manufacturers are unable to generate enough materials to meet commercial obligations or satisfy clinical needs, for example as a result of disruption resulting from the coronavirus outbreak, the success of drug products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our ability to develop drug candidates and perform on commercial contracts on a timely and competitive basis. If our third-party manufacturers’ production processes malfunction or contaminate our drug supplies during manufacturing, we may incur significant inventory loss that may not be covered by our contractual provisions or insurance policies.

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

Risks Related to Our Business

We could incur net losses in the future if options are not exercised under the 19C BARDA Contract.

    While our current cash position is strong, our ability to continue to fund future operations will be substantially impacted by cash flows from the 19C BARDA Contract, which may not be sufficient if BARDA elects, in its sole discretion, not to exercise or to significantly delay exercise of some or all of the options under the 19C BARDA Contract. Given the nature of option-based government contracts, we cannot guarantee that we can sustain or enhance our current level of operations. Cash flows could fluctuate significantly and could be delayed from one quarter to another based on several factors. As such, if cash flows from the 19C BARDA Contract are different from expectations, or if operating expenses or other expenses exceed our expectations or cannot be adjusted accordingly, then our business, results of operations, and financial condition could be materially adversely affected.

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

Global economic, infectious disease or climate-related matters could negatively impact our business.

Occurrence of a global infectious disease outbreak, such as coronavirus (COVID-19) or other climate-related disasters, could have a broad impact on global economic conditions, sourcing of raw materials and may impact our ability to promote our products successfully to international governments who may need to divert resources to address such matters.

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

As of December 31, 2019, we had federal net operating loss carryforwards, or NOLs, of $38.2 million to offset future taxable income. The remaining federal NOLs expire in 2036, if not utilized. Under the provisions of the Internal Revenue Code, substantial changes in our ownership, in certain circumstances, will limit the amount of NOLs that can be utilized annually in the future to offset taxable income. In particular, section 382 of the Internal Revenue Code imposes a limitation on a company’s ability to use NOLs if the company experiences a more-than-50% ownership change over a three-year period. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we may be required to pay more taxes than if we were able to utilize our NOLs fully.

Risks Related to Our Intellectual Property

Our ability to compete may decrease if we do not adequately protect our intellectual property rights.

Our commercial success will depend in part on our ability to obtain and maintain patent and intellectual property protection for our proprietary technologies, drug targets and potential products and to preserve our trade secrets and trademark rights. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents worldwide has emerged to date. Accordingly, we cannot predict the type and breadth of claims allowed in patents covering our products.

SIGA exclusively owns its key patent portfolios, which relate to its leading drug candidate TPOXX® (also known as ST-246, tecovirimat). As of January 30, 2020, the TPOXX® patent portfolio has seven patent families consisting of 23 U.S. utility patents, 70 issued foreign patents, six U.S. utility patent applications, and 38 foreign patent applications.

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

The costs to establish or defend against claims of infringement or interference with patents or other proprietary rights can be expensive, distracting and time-consuming, even if the outcome is favorable. An outcome of any patent or proprietary rights administrative proceeding or litigation that is unfavorable to us may have a material adverse effect on us. We could incur substantial costs if we are required to defend ourselves in suits brought by third parties or if we initiate such suits. We may not have sufficient funds or resources in the event of litigation. Additionally, we may not prevail in any such action and such litigation often takes years to resolve creating business uncertainty if we are not able to resolve it quickly.

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

Although our current cash position is strong, we may require additional financing and we may not be able to raise additional funds. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Debt financing arrangements, if available, may require us to pledge certain assets or enter into covenants that could restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our stockholders.

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

Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change of control of SIGA. As of February 24, 2020 , directors, executive officers and principal stockholders (excluding index funds) beneficially owned approximately 42% of our outstanding common stock. In addition to owning common stock of the Company, directors and certain executive officers have the right to acquire additional stock through the exercise or conversion of certain securities.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

On March 5, 2020 our Board of Directors authorized a share repurchase program for up to $50 million of our common stock through December 31, 2021. This stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of our common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. Important factors that could cause us to limit, suspend or delay the Company’s stock repurchases, without prior notice, and that could in any event impact on management’s exercise of its discretion as to the amount and timing of such repurchases include exercise of procurement options under government contracts, alternative opportunities for strategic uses of cash, the stock price of the Company’s common stock, market conditions, and other corporate liquidity requirements and priorities. The existence of our stock repurchase program could cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program would diminish our cash reserves, which could impact our ability to pursue other opportunities, further develop our technology or adversely affect our operating results. There can be no assurance that any stock repurchases would enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares could negatively impact our reputation and investor confidence in us and our stock price.

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

In Corvallis, we lease approximately 10,276 square feet. Until its expiration on December 31, 2017, this facility was leased under an amended lease agreement signed in January 2007, and most recently changed through an addendum in April 2015. On November 3, 2017 we entered into a new lease for the same space which was scheduled to expire in December 2019. In the second quarter of 2019, we exercised the first renewal option which expires in December 2021. This lease has one remaining renewal option for three years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

On March 22, 2018, the Company's common stock commenced trading on The Nasdaq Global Market under the symbol "SIGA." From March 20, 2015 through March 21, 2018, the Company's common stock had been traded on the OTC Pink Sheets. The Company's common stock traded under the symbol “SIGAQ” from March 20, 2015 until April 17, 2016, and since April 18, 2016, it has traded under the Symbol “SIGA.” From September 9, 1997 through September 2, 2009, the Company's common stock was traded on the Nasdaq Capital Market and from September 3, 2009 until March 19, 2015 it was traded on the Nasdaq Global Market under the symbol “SIGA.” Prior to September 9, 1997 there was no public market for our common stock.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on The Nasdaq Global Market and OTC Pink Sheets, as applicable:

2019	High	Low
First Quarter	$8.09	$5.52
Second Quarter	6.31	5.02
Third Quarter	6.08	4.92
Fourth Quarter	6.02	4.28

2018	High	Low
First Quarter	$6.78	$4.21
Second Quarter	7.54	5.72
Third Quarter	8.47	5.77
Fourth Quarter	7.94	4.68

As of February 18, 2020, the closing sale price of our common stock was $4.82 per share. There were 28 holders of record as of February 18, 2020. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

In March 2020, the Board of Directors authorized the repurchase of up to a total of $50 million of the Company’s common stock. The timing and actual number of shares repurchased will depend on a variety of factors, including:  exercise of procurement options under government contracts, alternative opportunities for strategic uses of cash, the stock price of the Company’s common stock, market conditions, and other corporate liquidity requirements and priorities.  Prior to executing any repurchases under this program, the Company’s current term loan would need to be fully repaid or its terms would need to be amended to allow for share repurchases.  To date, no share repurchases have been made under this share repurchase program.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2019, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2014 in each of (i) our common stock; (ii) the Nasdaq Composite; and (iii) the Nasdaq Biotech Composite.

	2014	2015	2016	2017	2018	2019
SIGA Technologies, Inc.	$100	$29	$200	$337	$515	$332
NASDAQ Composite Index	$100	$106	$114	$146	$140	$189
NASDAQ Biotech Composite Index	$100	$111	$87	$106	$96	$119

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

The selected consolidated financial operating data for the years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial operating data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from applicable audited consolidated financial statements not included in this Annual Report on Form 10-K. The following table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and related notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Revenues	$26,742	$477,054	$12,269	$14,988	$8,176
Cost of sales and supportive services	1,783	95,269	—	—	—
Selling, general and administrative	13,252	12,880	12,303	13,714	10,582
Research and development	13,303	13,016	16,680	19,711	13,131
Patent expenses	726	789	910	909	1,009
Litigation expense	—	—	—	—	14,407
Lease termination	—	—	1,225	—	—
Interest on PharmAthene liability	—	—	—	11,669	—
(Loss) income from operations	(2,322)	355,100	(18,849)	(31,015)	(30,953)
Decrease (increase) in fair value of common stock warrants	5,091	(6,923)	(4,739)	(895)	—
Interest expense, net	(15,770)	(15,478)	(14,758)	(2,396)	(267)
Backstop fee	—	—	—	(1,764)	—
Other income, net	2,822	78,941	17	102	42
Reorganization items, net	—	—	—	(3,717)	(7,811)
(Loss) income before income taxes	(10,178)	411,640	(38,329)	(39,685)	(38,989)
Benefit from (provision for) income taxes	2,937	10,168	2,094	(14)	(462)
Net (loss) income	$(7,241)	$421,808	$(36,235)	$(39,699)	$(39,451)
Basic (loss) earnings per common share	$(0.09)	$5.28	$(0.46)	$(0.69)	$(0.73)
Diluted (loss) earnings per common share	$(0.15)	$5.18	$(0.46)	$(0.69)	$(0.73)
Weighted average common shares outstanding: basic	81,031,254	79,923,295	78,874,494	57,188,503	53,777,687
Weighted average common shares outstanding: diluted	82,175,023	82,708,472	78,874,494	57,188,503	53,777,687
Cash and cash equivalents and restricted cash	$160,987	$180,397	$37,102	$56,174	$112,711
Total assets	198,566	203,444	144,670	160,982	185,733,000
Long-term obligations	2,930	76,811	71,891	66,801	332
Stockholders’ equity (deficiency)	97,784	102,915	(323,138)	(287,418)	(284,429)
Net cash (used in) provided by operating activities	$(18,204)	$68,871	$(18,387)	$(116,813)	$11,109

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (filed with the SEC on March 5, 2019) for additional discussion of our financial condition and results of operations for the year ended December 31, 2017, as well as our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

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

Lead Product-TPOXX®

19C BARDA Contract (2018 BARDA Contract)

On September 10, 2018, the Company entered into a contract with BARDA pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®; post-marketing activities for oral and IV TPOXX®, and procurement activities. As of February 18, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract" or “2018 BARDA Contract”) contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $25.8 million of payments are related to exercised options and up to approximately $525.0 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four modified procurement-related options provides for the payment of $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®. This option was exercised simultaneously with the aforementioned modification. Each of the other three options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $33.8 million. In total, the four options under the May 2019 modification provide for the purchase of raw material for and the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $112.5 million. The option modification did not change the overall total potential value of the 19C BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2019, the Company had received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $4.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2019 and 2018; such amount is expected to be recognized as revenue when IV TPOXX containing the BDS is delivered to the National Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for additional potential payments up to approximately $25.8 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®, of which, $2.3 million had been received as of December 31, 2019.

Unexercised options specify potential payments up to approximately $525.0 million in total (if all options are exercised). There are options for the following activities: payments of up to $439.0 million for the delivery of up to approximately 1,452,000 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to make independent exercise decisions. If BARDA decides to only exercise IV BDS Options, then the Company would receive payments up to $30.7 million; alternatively, if BARDA decides to exercise both IV BDS Options and IV FDP Options, then the Company would receive payments up to $76.8 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract”) includes a base contract, as modified, (“2011 Base Contract”) as well as options. The 2011 Base Contract specifies approximately $508.4 million of payments (including exercised options), of which, as of December 31, 2019, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $44.9 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $3.7 million remains eligible to be received in the future for reimbursements of development and supportive activities.

For courses of oral TPOXX® that have been physically delivered to the Strategic Stockpile under the 2011 BARDA Contract, there are product replacement obligations, including: (i) a product replacement obligation in the event that the final version of oral TPOXX® approved by the FDA was different from any courses of oral TPOXX® that had been delivered to the Strategic Stockpile (the "FDA Approval Replacement Obligation"); (ii) a product replacement obligation, at no cost to BARDA, in the event that oral TPOXX® is recalled or deemed to be recalled for any reason; and (iii) a product replacement obligation in the event that oral TPOXX® does not meet any specified label claims. On July, 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox and there was no difference between the approved product and courses in the Strategic Stockpile. As such, the possibility of the FDA Approval Replacement Obligation resulting in any future replacements of product within the Strategic Stockpile is remote.

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

The 2011 BARDA Contract expires in September 2020.

International Promotion Agreement for oral TPOXX®

On June 3, 2019, the Company entered into an international promotion agreement with Meridian Medical Technologies, Inc. (“Meridian”), a Pfizer company (the “International Promotion Agreement”).

Under the terms of the International Promotion Agreement, Meridian has been granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States and South Korea (the “Territory”), and Meridian has agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA will retain ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States and South Korean markets, will retain sales and marketing rights with respect to oral TPOXX®. SIGA’s consent shall be required for the entry into any sales arrangement pursuant to the International Promotion Agreement.

The International Promotion Agreement did not provide for any cash payments at signing, and each party is responsible for the costs and expenses associated with its activities.  The fee Meridian retains pursuant to the International Promotion Agreement will be a specified percentage of the collected proceeds of sales of oral TPOXX® net of certain expenses, for years in which customer invoiced amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for years in which such net invoiced amounts exceed the specified threshold.

The International Promotion Agreement provides for an initial term of five years, and automatic renewals for successive three-year terms unless (i) either party provides the other party with written notice of non-renewal prior to the end of the initial term or any renewal term or (ii) the International Promotion Agreement is earlier terminated in accordance with its terms. Either party may terminate the agreement immediately by written notice in connection with certain customary events. Either party shall have the right to terminate the agreement (overall and on a country-by-country basis) in the event of an uncured material breach. The Company shall have the right to terminate the agreement (i) as to certain countries on a country-by-country basis in the event Meridian does not promote oral TPOXX® in the subject country for a period of time, or (ii) in certain other limited circumstances.  Meridian shall have the right to terminate the Agreement (overall or on a country-by-country basis) without cause subject to a prior written notice period.

The International Promotion Agreement also contains customary representations, warranties and covenants, including provisions related to regulatory matters, reporting obligations, indemnity, limitation of liability, confidentiality and other matters.

On December 5, 2019 SIGA announced that the Canadian Department of National Defence ("CDND") issued an advanced contract award notice ("ACAN"), indicating that the CDND intends to purchase up to 15,235 courses of oral TPOXX® over four years as specified in the ACAN, with an initial purchase of 2,500 courses. Meridian would be the counterparty of any contract award issued by the Canadian government and SIGA would be responsible for the manufacture and delivery of product.

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

Revenue under the 2011 BARDA Contract (see Note 3 to the consolidated financial statements) connected with courses of oral TPOXX® that are manufactured and delivered to the Strategic Stockpile and related services, milestones and advance payments (activities in combination that constitute one performance obligation) has been recognized at a point in time. Revenue associated with this performance obligation was recognized when BARDA obtained control of the asset, which was upon delivery to and acceptance by the customer and at the point in time when the constraint on the consideration was resolved due to FDA approval of oral TPOXX®. The consideration, which is variable, was constrained until the FDA approved oral TPOXX® for the treatment of smallpox on July 13, 2018. Prior to FDA approval, consideration had been constrained because the possibility of the FDA Approval Replacement Obligation (as defined herein) had not been quantified or specified. Following FDA approval, the possibility of having to replace product pursuant to the FDA Approval Replacement Obligation was essentially eliminated and deemed to be remote since there is no difference between the approved product and the courses of oral TPOXX® that had been delivered to the Strategic Stockpile. As a result, the deferred revenue associated with the performance obligation was recorded as product sales and supportive services for the year ended December 31, 2018.

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

Contracts are often modified to account for additional services to be performed. We consider contract modifications to exist when the modification either creates new enforceable rights and obligations, or changes existing enforceable rights and obligations. If the effect of a contract modification on the transaction price changes our measure of progress for the performance obligation to which it relates, the impact will be recognized in the period of modification as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.

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

Income tax benefits are recognized for a tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. As of December 31, 2019, we recorded an uncertain tax position attributable to a reduction related to state net operating loss carryforwards. In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will present interest and penalties as a component of income taxes.

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

Results of Operations for the Years ended December 31, 2019 and 2018

Revenues from product sales and supportive services for the years ended December 31, 2019 and 2018 were $11.2 million and $468.9 million, respectively. Such revenues for the year ended December 31, 2019 were associated with the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile under the 19C BARDA Contract. Such revenues for the year ended December 31, 2018 were primarily associated with revenue recognition in such period of all cash consideration received in periods prior to FDA approval of oral TPOXX® under the 2011 BARDA Contract that was related to the delivery to the Strategic Stockpile of courses of oral TPOXX® and related services, milestones and advance payments ($375.6 million in total). In prior periods, those receipts had been deferred on the balance sheet since revenue recognition had been constrained by the possibility of a product replacement obligation being applicable. Following FDA approval of oral TPOXX® in the third quarter 2018, the possibility of replacement had been quantified and deemed to be remote, thus resulting in the recognition of revenues that previously had been deferred. In addition to the above-mentioned amounts, 2018 product sale revenues also included $91 million received in the third quarter of 2018 under the 2011 BARDA Contract including a $41 million holdback payment and a $50 million payment for achieving 84-month expiry for oral TPOXX® (see Note 3 to the consolidated financial statements for further detail on these payments).

Revenues from research and development contracts and grants for the years ended December 31, 2019 and 2018, were $15.6 million and $8.1 million, respectively. The increase of $7.5 million, or 91.2%, partially reflects the conclusion of historical rate reconciliations under the IV Formulation R&D Contract and a change in the projected amount of contract funding expected to be available for future activities under the IV Formulation R&D Contract. Such events impacted the progress-towards-completion calculation as required under ASC 606, and resulted in a cumulative catch-up adjustment to revenue of approximately $3.3 million. The revenue increase is also attributable to an increase in reimbursed post-marketing activities for oral TPOXX® and an increase in the scale and scope of reimbursed IV TPOXX® development activities. The increase in oral TPOXX® activities increased revenues by $2.1 million and the increase in IV TPOXX® activities increased revenues by $2.1 million.

Cost of sales and supportive services for the years ended December 31, 2019 and 2018 were $1.8 million and $95.3 million, respectively. Such costs in 2019 were associated with the delivery of approximately 35,700 courses of oral TPOXX® during the year ended December 31, 2019. In contrast, following FDA approval on July 13, 2018, all costs incurred in previous periods which had been deferred in connection with the deferral of related revenues were recognized in 2018.

Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 were $13.3 million and $12.9 million, respectively, reflecting an increase of $0.4 million, or 2.9%. The increase is primarily attributable to an approximate $0.5 million increase in equity compensation expense and an approximate $0.2 million increase in consulting and professional service costs, partially offset by lower cash compensation costs of approximately $0.1 million as well as the non-recurrence of Nasdaq application fees that were incurred in 2018.

Research and development expenses were $13.3 million for the year ended December 31, 2019, an increase of approximately $0.3 million, or 2.2% from the $13.0 million incurred during the year ended December 31, 2018. The increase is primarily attributable to a $0.3 million increase in direct vendor-related expenses supporting the development of IV and oral TPOXX® as well as a $0.2 million increase in FDA annual fees, partially offset by a decrease of $0.4 million in compensation expense. Compensation expense decreased primarily as a result of the vesting of one-time equity grants in 2018 in connection with the FDA approval of oral TPOXX®.

Patent expenses for the years ended December 31, 2019, and 2018 were $0.7 million and $0.8 million, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

Interest expense on the term loan facility under the Loan Agreement (the "Term Loan") for the year ended December 31, 2019 was $15.8 million, an increase of approximately $0.3 million from the $15.5 million incurred during the year ended December 31, 2018. The $15.8 million of interest for the year ended December 31, 2019 includes $4.5 million of accretion of unamortized costs and fees related to the Term Loan balance. The $15.5 million of interest for the year ended December 31, 2018 includes $4.5 million of accretion of unamortized costs and fees related to the Term Loan balance.

Changes in the fair value of liability classified warrants to acquire common stock were recorded within the income statement. For the year ended December 31, 2019, we recorded a gain of approximately $5.1 million reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price. For the year December 31, 2018, we recorded a loss of approximately $6.9 million reflecting an increase in fair value of liability-classified warrant primarily due to an increase in the price of our common stock.

Other income, net for the years ended December 31, 2019 and 2018 was $2.8 million and $78.9 million, respectively. Other income for 2019 reflects interest income on the Company's cash balance held in restricted and unrestricted accounts. Other income for 2018 reflects the sale of our PRV for $80.0 million, net of related expenses as well as interest income on cash accounts. See Note 4 to the consolidated financial statements regarding the PRV transaction.

For the year ended December 31, 2019, we recognized a tax benefit of $2.9 million on pre-tax loss of $10.2 million. Our effective tax rate for the year ended December 31, 2019 was 28.9%. For the year ended December 31, 2019, our effective tax rate differs from the statutory rate of 21% primarily as a result of a non-taxable adjustment for the fair market value of the Warrant, partially offset by non-deductible executive compensation under IRC Section 162(m).

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

For the year ended December 31, 2018, we recognized a tax benefit of approximately $10.2 million on a pre-tax income of $411.6 million. Our effective tax rate for the year ended December 31, 2018 was 2.5%. During 2018, we recognized a benefit of approximately $25.8 million primarily related to the Company's assessment that our deferred tax assets are realizable on a more-likely-than-not basis and the resulting reduction of the related valuation allowance. Our effective tax rate for the year ended December 31, 2018 differs from the statutory rate primarily as a result of the reduction of the valuation allowance.

Liquidity and Capital Resources

As of December 31, 2019, we had $65.2 million in cash and cash equivalents, compared with $100.7 million at December 31, 2018. Additionally, as of December 31, 2019, we had $95.7 million of restricted cash and cash equivalents compared with $79.7 million at December 31, 2018. The restricted cash and cash equivalents are available to pay interest, fees and principal on the Term Loan.

The cash and cash equivalents balance in the restricted account increased from $79.7 million to $100.5 million, as of July 24, 2019, in connection with an amendment to the Term Loan that allowed the Company to diversify the financial institutions at which its remaining unrestricted cash and cash equivalents are held. The remaining balance in the restricted account represents an approximation of total payments that would be required pursuant to the Term Loan if it were to remain outstanding until its maturity.

Operating Activities
We prepare our consolidated statement of cash flows using the indirect method. Under this method, we reconcile net (loss) income to cash flows from operating activities by adjusting net (loss) income for those items that impact net income (loss) but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to stock-based compensation and changes in the fair value of our warrant liability; gains and losses from various transactions and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

Net cash (used in) provided by operations for the years ended December 31, 2019 and 2018 was $(18.2) million and $68.9 million, respectively.  For the year ended December 31, 2019, we incurred $11.3 million of cash interest expense on the Term Loan and used approximately $10.6 million in support of ordinary course working capital (accounts receivable, accounts payable, prepaids, among other items). Additionally, cash was used for customary operating activities. These cash uses were partially offset by the receipt of approximately $11.1 million from BARDA for product delivery; $15.5 million from R&D contracts; and $2.8 million of interest income. For the year ended December 31, 2018, the primary sources of cash inflows were a $41.0 million holdback payment under the 2011 BARDA Contract (see Note 3 to the consolidated financial statements) and a $50.0 million payment from BARDA in connection with a modification made to the 2011 BARDA Contract, in which BARDA exercised an option relating to FDA approval of 84-month expiry for oral TPOXX®. These receipts were partially offset by net operating costs and $11.0 million of cash interest expense on the Term Loan.

On December 31, 2019 and 2018, our accounts receivable balance was approximately $4.2 million (which includes approximately $1.0 million of unbilled receivables) and $2.0 million, respectively. Our accounts receivable balances primarily reflect work that is reimbursable by BARDA and was performed during December 31, 2019 and 2018, respectively, in connection with TPOXX®.

Investing Activities
Net cash (used in) provided by investing activities for the years ended December 31, 2019 and 2018 was $(29,094) and $78.2 million, respectively. In 2019, net cash used related to capital expenditures. In 2018, we received net proceeds of approximately $78.3 million related to the sale of our PRV.

Financing Activities
Net cash used in financing activities for the years ended December 31, 2019 and 2018 was $1.2 million and $3.8 million, respectively. For the year ended December 31, 2019, $1.2 million was attributable to the payment of tax obligations for employee common stock tendered. For the year ended December 31, 2018, approximately $4.1 million was attributable to the payment of tax obligations for employee common stock tendered, partially offset by $0.3 million of proceeds received from option exercises.

Contractual Obligations, Commercial Commitments and Purchase Obligations

Future contractual obligations and commercial commitments as of December 31, 2019 are expected to be as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating lease obligations (1)	$3,300,386	$542,340	$968,829	$806,336	$982,881
Term loan obligations at maturity	84,000,000	84,000,000	—	—	—
Interest payment obligations on the Term Loan (2)	10,516,596	10,516,596	—	—	—
Purchase obligations (3)	26,787,677	25,715,897	575,326	379,189	117,265
Payments under Lease Termination Agreement	231,102	231,102	—	—	—
Total contractual obligations	$124,835,761	$121,005,935	$1,544,155	$1,185,525	$1,100,146

(1)
Includes facilities and office space under two operating leases expiring in 2021 and 2027, respectively. These obligations assume non-termination of agreements and represent expected payments, which are subject to change.

(2)	Includes amounts to be paid with restricted cash. Assumes cash interest rate of 13.4% (the rate at December 31, 2019) throughout the duration of the Term Loan.

(3)	Includes purchase orders for manufacturing and R&D activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objective is the preservation of investment capital. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are also subject to the risk of rising LIBOR rates; whenever the minimum rates for one-month, two-month, three-month and six-month LIBOR rates (“minimum LIBOR rate”) are above 1%, then the interest rate charged on the Term Loan could increase materially depending on the magnitude of any increase in LIBOR rates. For every increase of 0.5% in the minimum LIBOR rate (e.g., an increase from a LIBOR rate of 1.50% to 2.00%), annual interest payments on the Term Loan would increase by approximately $0.4 million. Furthermore, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability-classified warrant in which 1.5 million shares of SIGA common stock can be purchased at a strike price of $1.50 per share. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability-classified warrant will increase by approximately $1.5 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SIGA Technologies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of SIGA Technologies, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders' equity/(deficiency) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for the classification and presentation of restricted cash in the consolidated statement of cash flows in 2018.
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
March 5, 2020

We have served as the Company’s auditor since 1997.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$65,249,072	$100,652,809
Restricted cash and cash equivalents, short-term	95,737,862	11,452,078
Accounts receivable	4,167,996	1,959,133
Inventory	9,652,855	2,908,210
Prepaid expenses and other current assets	5,234,000	4,317,615
Total current assets	180,041,785	121,289,845

Property, plant and equipment, net	2,618,303	171,274
Restricted cash and cash equivalents, long-term	—	68,292,023
Deferred tax asset, net	14,151,002	11,733,385
Goodwill	898,334	898,334
Other assets	856,766	1,058,880
Total assets	$198,566,190	$203,443,741
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,054,032	$1,688,488
Accrued expenses and other current liabilities	8,636,911	9,648,917
Term debt, current	80,044,866	—
Total current liabilities	91,735,809	11,337,405
Warrant liability	6,116,882	12,380,939
Other liabilities	2,929,743	1,263,113
Long-term debt	—	75,547,597
Total liabilities	100,782,434	100,529,054
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 81,269,868 and 80,763,350 issued and outstanding at December 31, 2019, and December 31, 2018, respectively)	8,127	8,076
Additional paid-in capital	220,808,037	218,697,872
Accumulated deficit	(123,032,408)	(115,791,261)
Total stockholders' equity	97,783,756	102,914,687
Total liabilities and stockholders' equity	$198,566,190	$203,443,741

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31

	2019	2018	2017
Revenues
Product sales and supportive services	$11,190,064	$468,918,468	$—
Research and development	15,552,021	8,135,314	12,268,960
Total revenues	26,742,085	477,053,782	12,268,960

Operating expenses
Cost of sales and supportive services	1,782,838	95,268,974	—
Selling, general and administrative	13,252,136	12,879,738	12,303,050
Research and development	13,303,149	13,016,183	16,679,712
Patent expenses	726,105	789,489	909,946
Lease termination	—	—	1,225,421
Total operating expenses	29,064,228	121,954,384	31,118,129
Operating (loss) income	(2,322,143)	355,099,398	(18,849,169)
Gain (loss) from change in fair value of warrant liability	5,091,256	(6,922,624)	(4,738,753)
Interest expense	(15,769,768)	(15,478,203)	(14,758,140)
Other income, net	2,822,232	78,940,985	16,788
(Loss) income before income taxes	(10,178,423)	411,639,556	(38,329,274)
Benefit for income taxes	2,937,276	10,168,272	2,093,790
Net and comprehensive (loss) income	$(7,241,147)	$421,807,828	$(36,235,484)
Basic (loss) earnings per share	$(0.09)	$5.28	$(0.46)
Diluted (loss) earnings per share	$(0.15)	$5.18	$(0.46)
Weighted average shares outstanding: basic	81,031,254	79,923,295	78,874,494
Weighted average shares outstanding: diluted	82,175,023	82,708,472	78,874,494

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)
For the Years Ended December 31, 2019, 2018 and 2017

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity/ (Deficiency)
Balances, December 31, 2016	78,692,612	$7,869	$213,714,154	$(501,140,292)	$—	$(287,418,269)
Net loss				(36,235,484)		(36,235,484)
Issuance of common stock upon exercise of stock options	33,870	3	89,495			89,498
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	466,328	47	(47)			—
Payment of common stock tendered for employee stock-based compensation tax obligations	(153,810)	(15)	(591,052)			(591,067)
Stock-based compensation	—	—	1,101,031			1,101,031
Buy-back of stock options	—	—	(84,000)			(84,000)
Balances, December 31, 2017	79,039,000	$7,904	$214,229,581	$(537,375,776)	$—	$(323,138,291)
Net income				421,807,828		421,807,828
Issuance of common stock upon exercise of stock options	426,366	42	261,837			261,879
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	1,184,283	118	(118)			—
Issuance of common stock upon exercise of warrants	760,626	77	6,007,770			6,007,847
Payment of common stock tendered for employee stock-based compensation tax obligations	(646,925)	(65)	(4,074,375)			(4,074,440)
Cumulative effect of accounting change				(223,313)		(223,313)
Stock-based compensation			2,273,177			2,273,177
Balances, December 31, 2018	80,763,350	$8,076	$218,697,872	$(115,791,261)	$—	$102,914,687
Net loss				(7,241,147)		(7,241,147)
Issuance of common stock upon exercise of stock options	9,769	1	(1)			—
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	515,888	52	(52)			—
Issuance of common stock to employees	53,332	5	(5)			—
Issuance of common stock upon exercise of warrants	159,782	16	1,172,785			1,172,801
Payment of common stock tendered for employee stock-based compensation tax obligations	(232,253)	(23)	(1,176,556)			(1,176,579)
Stock-based compensation			2,113,994			2,113,994
Balances, December 31, 2019	81,269,868	$8,127	$220,808,037	$(123,032,408)	$—	$97,783,756

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31

	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(7,241,147)	$421,807,828	$(36,235,484)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and other amortization	526,997	69,630	132,189
(Gain) loss on change in fair value of warrant liability	(5,091,256)	6,922,624	4,738,753
Lease termination	—	—	1,225,421
Stock-based compensation	2,113,994	2,273,177	1,101,031
Net realization of deferred revenue and costs due to FDA approval	—	(281,950,853)	—
Deferred income taxes benefit	(2,417,617)	(9,301,422)	(2,718,029)
Write down of inventory, net	—	—	536,000
Non-cash interest expense	4,497,271	4,497,273	4,497,271
Gain on sale of priority review voucher	—	(78,338,826)	—
Changes in assets and liabilities:
Accounts receivable	(2,208,863)	(49,723)	1,352,263
Inventory	(6,744,644)	39	22,690,715
Deferred costs	—	—	(23,943,057)
Prepaid expenses and other assets	(714,272)	(2,579,329)	(1,125,657)
Accounts payable, accrued expenses and other liabilities	936,839	2,045,191	(2,051,081)
Deferred revenue	(1,861,605)	3,475,714	11,412,898
Net cash (used in) provided by operating activities	(18,204,303)	68,871,323	(18,386,767)
Cash flows from investing activities:
Capital expenditures	(29,094)	(102,264)	(100,124)
Net proceeds from sale of priority review voucher	—	78,338,826	—
Net cash (used in) provided by investing activities	(29,094)	78,236,562	(100,124)
Cash flows from financing activities:
Net proceeds from exercise of stock options	—	261,879	89,498
Buy back of stock options	—	—	(84,000)
Payment of employee tax obligations for common stock tendered	(1,176,579)	(4,074,440)	(591,067)
Net cash used in financing activities	(1,176,579)	(3,812,561)	(585,569)
Net (decrease) increase in cash and cash equivalents	(19,409,976)	143,295,324	(19,072,460)
Cash, cash equivalents and restricted cash at the beginning of period	180,396,910	37,101,586	56,174,046
Cash, cash equivalents and restricted cash at end of period	$160,986,934	$180,396,910	$37,101,586

Supplemental disclosure of cash inflows information:
Conversion of warrant to common stock	$1,172,801	$6,007,847	$—
Issuance of common stock upon cashless exercise	$118,500	$1,681,426	$—
Cash income taxes (refund) paid, net	$(1,276,129)	$251,961	$325,000
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

Restricted Cash and Cash Equivalents
Under the terms of the Loan Agreement (as defined below), net cash proceeds from the Company's Priority Review Voucher ("PRV") sale on October 31, 2018 (see Note 4) are restricted and are held in a reserve account. Cash and cash equivalents held in the reserve account are available to pay interest, fees and principal related to the Term Loan (see Note 8 for additional information). Prior to the second quarter of 2019, there was also a reserve account for certain proceeds of the Loan Agreement. This account was also restricted. Amounts in this reserve account were primarily used to pay interest on the Loan Agreement. This reserve account was closed in the second quarter of 2019.

The following table reconciles cash, cash equivalents and restricted cash per the consolidated statements of cash flows to the consolidated balance sheet for each respective period:

	As of December 31,
	2019	2018	2017	2016
Cash and cash equivalents	$65,249,072	$100,652,809	$19,857,833	$28,701,824
Restricted cash - short-term	95,737,862	11,452,078	10,701,305	10,138,890
Restricted cash - long-term	—	68,292,023	6,542,448	17,333,332
Cash, cash equivalents and restricted cash	$160,986,934	$180,396,910	$37,101,586	$56,174,046

Concentration of Credit Risk
The Company has cash in bank accounts that exceeds the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on its cash accounts and no allowance has been provided for potential credit losses because management believes the potential for losses is remote.

Accounts Receivable
Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2019 and 2018, 100% of accounts receivable represented receivables from the U.S. government. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2019 and 2018, the Company had no allowance for doubtful accounts.

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

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As of December 31, 2019, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: five performance obligations relate to research and development services; one relates to manufacture and delivery of product; and one is associated with storage of product.

Contract modifications may occur during the course of performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Substantially all of the Company’s revenue related to research and development performance obligations is recognized over time, because control transfers continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and third-party services.

Revenue connected with the performance obligations related to the delivery of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile") ("Delivery Performance Obligation") is recognized at a point in time. The Delivery Performance Obligation under the 2011 BARDA Contract (Note 3) has been completed. With respect to this performance obligation, revenue was recognized when the U.S. Biomedical Advanced Research and Development Authority ("BARDA") obtained control of the asset, which was upon delivery to and acceptance by the customer and at the point in time when the constraint on the consideration was resolved due to FDA approval of oral TPOXX®. The consideration, which was variable consideration, was constrained until the FDA approved oral TPOXX® for the treatment of smallpox on July 13, 2018. Prior to FDA approval, consideration had been constrained because the FDA Approval Replacement Obligation (as defined in Note 3) had not been quantified or specified. Following FDA approval, the possibility of having to replace product pursuant to the FDA Approval Replacement Obligation was essentially eliminated and deemed to be remote since there was no difference between the approved product and the courses of oral TPOXX® that had been delivered to the Strategic Stockpile.

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

During the year ended December 31, 2019, the Company recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million related to the conclusion of historical rate reconciliations in connection with the IV Formulation R&D Contract (defined in Note 3), and changes in the projected amount of contract funding expected to be available under the IV Formulation R&D Contract, which impacts the progress-towards-completion calculation required under ASC 606.

Contract Balances. The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the year ended December 31, 2019, the Company recognized revenue of $1.0 million that was included in deferred revenue at the beginning of the period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. As of December 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations was $30.0 million. The Company expects to recognize this amount as revenue over the next five years as the specific timing for satisfying the performance obligations is subjective and outside the Company’s control.

Leases
The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”)

Adoption of ASC 842. On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach as of the effective date of the standard without revising prior periods. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward its historical lease classification. In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases. The Company’s election of the hindsight practical expedient resulted in the extension of the Oregon lease term as it was determined that the first renewal option under this lease was expected to be exercised with a reasonable degree of certainty. In the second quarter of 2019, the Company exercised the first renewal option under the Oregon lease. The Company was required to record an operating lease right-of-use ("ROU") asset and a corresponding operating lease liability, equal to the present value of the lease payments at the adoption date. In the determination of future lease payments, the Company has elected to aggregate lease components such as payments for rent, taxes and insurance costs with non-lease components such as maintenance costs and account for these payments as a single lease component. The present value of the lease payments was determined using the Company's incremental borrowing rate. The impact of adopting ASC 842 as of January 1, 2019 was the recording of operating lease right-of-use assets of approximately $2.9 million; the recording of operating lease liabilities of approximately $3.3 million; and a decrease to deferred rent of approximately $0.4 million.

The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs for these costs are recorded as an expense on a straight-line basis over the lease term. Operating leases with terms greater than one year result in a lease liability recorded in other liabilities with a corresponding ROU asset recorded in property, plant and equipment.

Operating lease liabilities are recognized at the commencement date based on the present value of future minimum lease payments over the lease term. ROU assets are recognized based on the corresponding lease liabilities adjusted for qualifying initial direct costs, prepaid or accrued lease payments and unamortized lease incentives. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease. Lease terms may include options to extend or terminate the lease which are incorporated into the Company's measurement when it is reasonably certain that the Company will exercise the option.

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

Share-based Compensation
Stock-based compensation expense for all share-based payment awards made to employees and directors is determined on the grant date; for options awards, fair value was estimated using the Black-Scholes model. These compensation costs are recognized net of an estimated forfeiture rate over the requisite service periods of the awards. Forfeitures are estimated on the date of the respective grant and revised if actual or expected forfeiture activity differs from original estimates.

Income Taxes
The Company recognizes income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities at enacted tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is established if it is more likely than not that some or the entire deferred tax asset will not be realized. The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. The Company may recognize tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company re-evaluates uncertain tax positions and considers factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken on tax returns, and changes in circumstances related to a tax position. The Company recognizes interest and penalties related to income tax matters in income tax expense.

(Loss) Earnings per Share
Basic earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period, assuming potentially dilutive common shares from option exercises, SSARs, RSUs, warrants and other incentives had been issued and any proceeds received in respect thereof were used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock is the sum of the amount to be paid to the Company upon exercise of options and the amount of compensation cost attributed to future services not yet recognized.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of common stock warrants on a recurring basis and classifies such liability-classified warrants in Level 3.

The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using Level 3 inputs.  The discount rate was determined using market participant assumptions.

There were no transfers between levels of the fair value hierarchy during 2019 or 2018. As of December 31, 2019, the Company had approximately $5.6 million and $90.0 million of restricted cash and cash equivalents classified as Level 1 and Level 2 financial instruments, respectively. There were no Level 1 or Level 2 financial instruments as of December 31, 2018.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2018	$12,380,939
Decrease in fair value of warrant liability	(5,091,256)
Exercise of warrants	(1,172,801)
Warrant liability at December 31, 2019	$6,116,882

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

3. Procurement Contract and Research Agreements

19C BARDA Contract (2018 BARDA Contract)

On September 10, 2018, the Company entered into a contract with BARDA pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of February 18, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract" or “2018 BARDA Contract”) contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $25.8 million of payments are related to exercised options and up to approximately $525.0 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four modified procurement-related options provides for the payment of $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®. This option was exercised simultaneously with the aforementioned modification. Each of the other three options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $33.8 million. In total, the four options under the May 2019 modification provide for the purchase of raw material for and the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $112.5 million. The option modification did not change the overall total potential value of the 19C BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2019, the Company had received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $4.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP.

The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2019 and 2018; such amount is expected to be recognized as revenue when IV TPOXX containing the BDS is delivered to the National Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for additional potential payments up to approximately $25.8 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®, of which, $2.3 million had been received as of December 31, 2019.

Unexercised options specify potential payments up to approximately $525.0 million in total (if all options are exercised). There are options for the following activities: payments of up to $439.0 million for the delivery of up to approximately 1,452,000 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to make independent exercise decisions. If BARDA decides to only exercise IV BDS Options, then the Company would receive payments up to $30.7 million; alternatively, if BARDA decides to exercise both IV BDS Options and IV FDP Options, then the Company would receive payments up to $76.8 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP.

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Other performance obligations under the 19C BARDA Contract generate revenue over time. For the years ended December 31, 2019 and 2018, the Company recognized revenues of $7.4 million and $0.4 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery and therefore at a point in time for the year ended December 31, 2019 was $11.1 million. There was no revenue recognized at a point in time during 2018.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract") includes a base contract, as modified, ("2011 Base Contract") as well as options. The 2011 Base Contract specifies approximately $508.4 million of payments (including exercised options), of which, as of December 31, 2019, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million of oral TPOXX® and $44.9 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $3.7 million remains eligible to be received in the future for reimbursements of development and supportive activities.

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

The 2011 BARDA Contract expires in September 2020.

As described in Note 2, cash inflows related to delivery of courses under the 2011 BARDA Contract had been recorded as deferred revenue prior to FDA approval of oral TPOXX®, which occurred in the third quarter 2018. The deferral was due to the constraint on the consideration received related to the FDA Approval Replacement Obligation. During the third quarter 2018, the constraint was satisfied with FDA approval of oral TPOXX®. As such, $375.6 million associated with cash consideration received in prior periods under the 2011 BARDA Contract was recognized as revenue for the year ended December 31, 2018. Separately, as discussed above, $90.9 million of revenues were recognized in the third quarter of 2018 in connection with a $40.9 million holdback payment (under the 2011 BARDA Contract) and a $50.0 million payment for achieving 84-month expiry for oral TPOXX® (under the 2011 BARDA Contract). Direct costs incurred by the Company to manufacture and fulfill the delivery of courses had also been deferred. As of December 31, 2017, deferred direct costs under the 2011 BARDA Contract were approximately $96.5 million. In connection with the FDA approval of oral TPOXX®, all related deferred costs were recognized in the consolidated statement of operations during the third quarter of 2018.

Revenues in connection with the 2011 BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Remaining performance obligations under the 2011 BARDA Contract generate revenue over time. For the years ended December 31, 2019 and 2018, the Company recognized revenue of $0.3 million and $1.7 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery and therefore at a point in time for the years ended December 31, 2019 and 2018, were $0.1 million and $468.9 million, respectively.

Research Agreements and Grants
The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates on December 30, 2020. As of December 31, 2019, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $3.1 million.

Revenues in connection with the IV Formulation R&D Contract are recognized over time. For the years ended December 31, 2019 and 2018, the Company recognized revenue of $7.5 million and $6.0 million, respectively, under this contract. During the year ended December 31, 2019, the Company recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million related to the conclusion of historical rate reconciliations in connection with the IV Formulation R&D Contract and changes in the projected amount of contract funding expected to be available under the IV Formulation R&D Contract, which impacts the progress-towards-completion calculation required under ASC 606.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). The term of the initial award is five years. As of December 31, 2019 the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the initial award of approximately $12.2 million. For the year ended December 31, 2019, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $0.3 million on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Sale of Priority Review Voucher

Concurrent with the approval of oral TPOXX®, the FDA granted the Company's request for a Priority Review Voucher (“PRV”). A PRV is a voucher that may be used to obtain an accelerated FDA review of a product candidate. On October 31, 2018 the Company sold its PRV for cash consideration of $80 million which was recognized as other income.

5. Inventory

Inventory consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Work in-process	$8,693,457	$1,950,445
Finished goods	959,398	957,765
Inventory	$9,652,855	$2,908,210

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	601,797	618,248
Furniture and fixtures	377,859	377,859
Operating lease right-of-use-asset	2,944,932	—
	6,344,616	3,416,135
Less-accumulated depreciation	(3,726,313)	(3,244,861)
Property, plant and equipment, net	$2,618,303	$171,274

Depreciation and amortization expense on property, plant, and equipment was $526,997, $69,630, and $132,189 for the years ended December 31, 2019, 2018, and 2017, respectively. In connection with the lease termination discussed in Note 15, the Company wrote off $129,000 of leasehold improvements and furniture and fixtures during the year ended December 31, 2017.

7. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2019	December 31, 2018
Compensation	$2,966,139	$2,600,839
Deferred revenue	2,298,341	4,159,946
Interest payable	977,724	35,567
Research and development vendor costs	707,685	1,446,410
Lease liability, current portion	419,709	—
Professional fees	288,707	242,043
Vacation	256,402	294,794
Other	722,204	869,318
Accrued expenses and other current liabilities	$8,636,911	$9,648,917

8. Debt

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80.0 million (less fees and other items) on November 16, 2016 having satisfied certain pre-conditions. Such $80.0 million had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date (November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering (see Note 11) on November 16, 2016. As part of the satisfaction of a litigation claim, funds were released from the escrow account (the date on which such transfer occurred, the “Escrow Release Date”).

The Loan Agreement provides for a first-priority senior secured term loan facility in the aggregate principal amount of $80.0 million (the “Term Loan”), of which (i) $25.0 million was placed in a reserve account (the “Reserve Account”) only to be utilized to pay interest on the Term Loan as it becomes due; (ii) an additional $5.0 million was also placed in the Reserve Account and up to the full amount of such $5.0 million was eligible to be withdrawn after June 30, 2018 upon the satisfaction of certain conditions, provided that any of such amount was required to fund any interest to the extent any interest in excess of the aforementioned $25.0 million was due and owing and any of such $5.0 million remained in the Reserve Account; and (iii) $50.0 million (net of fees and expenses then due and owing to the Lender) was paid as part of the final payment to satisfy a litigation claim. Interest on the Term Loan is at a per annum rate equal to the Adjusted LIBOR rate plus 11.5%, subject to adjustments as set forth in the Loan Agreement. At December 31, 2019, the effective interest rate on the Term Loan, which includes interest payments and accretion of unamortized costs and fees, was 19.1%. The Company incurred $15.8 million of interest expense during the year-ended December 31, 2019, of which $4.5 million accreted to the Term Loan balance. For the year ended December 31, 2018, the Company incurred $15.5 million of interest expense, of which $4.5 million accreted to the Term Loan balance. On July 12, 2018, upon confirmation that there had been no events of default, $5 million was withdrawn by the Company from the Reserve Account and was placed in the Company's cash operating account. On October 31, 2018, the Loan Agreement was amended to expand the definition of permitted dispositions to include a sale of the PRV. In connection with the amendment, net cash proceeds from the sale of the PRV ($78.3 million) were placed in a restricted cash account; such restricted account to be used only for interest, fees and principal payments (other than those in connection with an event of default) on the Term Loan. The cash and cash equivalents balance in the restricted account was increased to $100.5 million as of July 24, 2019, in connection with an amendment to the Term Loan that allows the Company to diversify the financial institutions at which its remaining unrestricted cash and cash equivalents can be held. The balance in the restricted account represents an approximation of total payments that would be required pursuant to the Term Loan if it were to remain outstanding until its maturity.

The Term Loan matures on the earliest to occur of (i) the four-year anniversary of the Escrow Release Date, and (ii) the acceleration of certain obligations pursuant to the Loan Agreement. At maturity, $80.0 million of principal will be repaid, and an additional $4.0 million will be paid (see below). Prior to maturity, there are no scheduled principal payments.

Through the three and one-half year anniversary (May 17, 2020) of the Escrow Release Date, any prepayment of the Term Loan is subject to a make-whole provision in which interest payments related to the prepaid amount are due (subject to a discount of treasury rate plus 0.50%).

In connection with the Term Loan, the Company has granted the Lender a lien on and security interest in all of the Company’s right, title and interest in substantially all of the Company’s tangible and intangible assets, including all intellectual property.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants. These covenants, among other things, require a minimum cash balance throughout the term of the Term Loan and the achievement of regulatory milestones by certain dates, and contain certain limitations on the ability of the Company to incur unreimbursed research and development expenditures over a certain threshold, make capital expenditures over a certain threshold, incur indebtedness, dispose of assets outside of the ordinary course of business, make cash distributions (including share repurchases and dividends) and enter into certain merger or consolidation transactions. The minimum cash requirement was $5.0 million until August 27, 2018 (45 days after FDA approval of oral TPOXX®), at which point the minimum cash requirement became $20.0 million.

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

As of December 31, 2019, the Company is in compliance with the Loan Agreement covenants.

At December 31, 2019, the fair value of the debt was $85.7 million and the carrying value of the debt was $80.0 million. The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using Level 3 inputs.  The discount rate was determined using market participant assumptions.

In connection with the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an additional $4.0 million will become payable when principal of the Term Loan is repaid. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant (see Note 10) with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, were recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts are being amortized on a straight-line basis over the life of the related Term Loan. The Company compared the amortization under the effective interest method with the straight-line basis and determined the results were not materially different. The $4.0 million that will be paid when principal is repaid is being accreted to the Term Loan balance.

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Year Ended December 31,
	2019	2018	2017
Net (loss) income for basic earnings per share	$(7,241,147)	$421,807,828	$(36,235,484)
Less: Change in fair value of warrants	5,091,256	(6,922,624)	—
Net (loss) income, adjusted for change in fair value of warrants for diluted earnings per share	$(12,332,403)	$428,730,452	$(36,235,484)
Weighted-average shares	81,031,254	79,923,295	78,874,494
Effect of potential common shares	1,143,769	2,785,177	—
Weighted-average shares: diluted	82,175,023	82,708,472	78,874,494
(Loss) earnings per share: basic	$(0.09)	$5.28	$(0.46)
(Loss) earnings per share: diluted	$(0.15)	$5.18	$(0.46)

For the year ended December 31, 2019, the diluted earnings per share calculation reflects the effect of the assumed exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. When applicable, weighted-average diluted shares include the dilutive effect of in-the-money options and warrants, unvested restricted stock and unreleased restricted stock units. The dilutive effect of warrants and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee or director must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares.

The Company incurred losses for the twelve months ended December 31, 2019 and 2017 and as a result, for such years the equity instruments listed below are excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would be anti-dilutive. The weighted average number of equity instruments excluded consisted of:

	Year Ended December 31,
	2019	2017
Stock Options	340,284	1,386,176
Stock-Settled Stock Appreciation Rights	1,666	333,252
Restricted Stock Units	525,741	1,396,730
Warrants	—	2,690,950

As discussed in Note 12, the appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflects the weighted average maximum number of shares that could be issued.

10. Financial Instruments

2016 Warrant
On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering (as defined in Note 11). The subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. During the year ended December 31, 2019, approximately 0.2 million shares on the warrant were exercised. Subsequent to partial exercises of the Warrant, there are approximately 1.5 million shares underlying the Warrant as of December 31, 2019. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance.

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

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability-classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the Warrant and compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation as of December 31, 2016. These models generated substantially equivalent fair values for the Warrant. As such, the Company utilized a Black-Scholes model at December 31, 2019 and 2018 to determine the fair value of the Warrant.

As of December 31, 2019, the fair value of the Warrant was $6.1 million. A Black Scholes model was applied to calculate the fair value of the Warrant using the following assumptions: risk free interest rate of 1.81%; no dividend yield; an expected life of 6.7 years; and a volatility factor of 70%.

As of December 31, 2018, the fair value of the Warrant was $12.4 million. A Black Scholes model was applied to calculate the fair value of the Warrant using the following assumptions: risk free interest rate of 2.6%; no dividend yield; an expected life of 7.7 years; and a volatility factor of 70%.

At December 31, 2019, pursuant to the Warrant agreement, there were no conditions under which current assets would have been required to satisfy the Warrant obligation.

11. Stockholders’ Equity

On December 31, 2019, the Company’s authorized share capital consisted of 620,000,000 shares, of which 600,000,000 are designated common shares and 20,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2019 and 2018, no preferred shares were outstanding or issued.

12. Stock Compensation Plans

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

For the years ended December 31, 2019, 2018 and 2017, the Company recorded stock-based compensation expense, including stock options, SSARs, RSUs and certain warrant amortization, of approximately $2.1 million, $2.3 million and $1.1 million, respectively.

Stock Options
Stock option awards provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee, at the time of grant, and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	402,400	$9.03
Granted	25,000	5.90
Exercised	(25,000)	4.74
Canceled/Expired	(121,400)	7.75
Outstanding at December 31, 2019	281,000	$9.68	2.51	$53,750
Vested at December 31, 2019	281,000	$9.68	2.51	$53,750
Exercisable at December 31, 2019	281,000	$9.68	2.51	$53,750

As of December 31, 2019, there is no remaining unrecognized stock-based compensation cost related to stock options expected to be recognized. The total fair value of stock options which vested during the years ended December 31, 2019 and 2017 was approximately $120,000 and $73,000, respectively. For the year ended December 31, 2018 there were no stock options that vested.

The total intrinsic value of stock options exercised was approximately $76,000, $2,900,000 and $65,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

Stock Appreciation Rights
SSARs provided holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee, at the time of grant, and had to have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant. Upon exercise, the gain, or intrinsic value, was settled by the delivery of SIGA stock to the employee.

There were no SSARs granted during the years ended December 31, 2019 or 2018. During the year ended December 31, 2012, the Company granted 1.4 million shares of SSARs at a weighted average grant-date fair value of $0.68 per share. The exercise price of a SSAR was equal to the closing market price on the date of grant. The granted SSARs vested in equal annual installments over a period of three years and expired no later than seven years from the date of grant. Moreover, the appreciation of each SSAR was capped at a determined maximum value.

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

A summary of the Company’s SSAR activity is as follows:

	Number of SSARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2019	34,100	$3.53
Granted	—	—
Exercised	(34,100)	3.53
Canceled/Expired	—	—
Outstanding at December 31, 2019	—	—	—	—
Vested at December 31, 2019	—	$—	—	$—
Exercisable at December 31, 2019	—	$—	—	$—

The total intrinsic value of SSARs exercised was approximately $0.1 million, $0.7 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted Stock Awards/Restricted Stock Units
RSUs awarded to employees vest in equal annual installments over a two or three-year period and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2019	499,116	$3.26
Granted	255,292	5.84
Vested and released	(499,116)	3.26
Canceled/Expired	(15,000)	5.90
Outstanding at December 31, 2019	240,292	$5.83

As of December 31, 2019, $0.8 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.4 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2019, 2018 and 2017 was $5.84, $6.53 and $3.51 per share, respectively. Based on the grant date, the total fair value of restricted stock and restricted stock units vested and released during the years ended December 31, 2019, 2018 and 2017 was approximately $1.6 million, $2.9 million and $0.6 million, respectively.

13. Income Taxes

The Company's (benefit) provision for income taxes comprises the following:

	For the year ended December 31,
	2019	2018	2017
Current:
Federal	$(663,114)	$(1,326,022)	$623,060
State and local	143,455	459,172	1,179
Total current (benefit) provision	(519,659)	(866,850)	624,239
Deferred:
Federal	(2,092,585)	(9,256,661)	(2,724,371)
State and local	(325,032)	(44,761)	6,342
Total deferred (benefit)	(2,417,617)	(9,301,422)	(2,718,029)
Total (benefit)	$(2,937,276)	$(10,168,272)	$(2,093,790)

The Company’s deferred tax assets and liabilities comprise the following:

	As of December 31,
	2019	2018
Deferred income tax assets:
Net operating losses	9,353,603	$9,798,319
Deferred research and development costs	—	60,535
Amortization of intangible assets	113,910	171,044
Share-based compensation	451,818	508,089
Property, plant and equipment	—	371,804
Deferred revenue	719,304	—
Interest expense carryforward	2,617,951	—
Lease liability	678,993	—
Alternative minimum tax credits	663,114	1,326,228
Other	1,338,046	1,028,083
Deferred income tax assets	15,936,739	13,264,102
Less: valuation allowance	(1,047,008)	(1,051,307)
Deferred income tax assets, net of valuation allowance	$14,889,731	$12,212,795
Deferred income tax liabilities:
Amortization of goodwill	(201,930)	(192,146)
Property, plant and equipment	(175,581)	—
Other	(361,218)	(287,264)
Deferred income tax asset (liability), net	$14,151,002	$11,733,385

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which is inherently uncertain. The Company assesses all available positive and negative evidence to determine if its existing deferred tax assets are realizable on a more-likely-than-not basis. In making such assessment, the Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on the Company's generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences. As of December 31, 2019 and 2018, the Company has a valuation allowance on certain state and local net operating losses which the Company determined were not realizable on a more-likely-than-not basis.

During the year ended December 31, 2018, the Company received FDA approval and recorded revenue related to the delivery of our oral TPOXX® product. The Company also received payments for the FDA holdback, the expiry option under the 2011 Base Contract, and for the sale of its PRV. In addition, the Company entered into a new contract with BARDA for the sale of up to 1.7 million courses of (oral and IV) TPOXX®. Based on these factors, management determined that sufficient positive evidence existed to conclude that substantially all of our deferred tax assets were realizable on a more-likely-than-not basis and reversed our valuation allowance. During 2018, the valuation allowance decreased by $101.5 million which relates to the reversal of substantially all of the Company's valuation allowance against its deferred tax assets with the exception of those related to certain state net operating losses.

As of December 31, 2019, the Company had $38.2 million of federal net operating loss carryforwards, which expire in 2036, to offset future taxable income.

The benefit for income taxes differs from the expected amount calculated by applying the Company's statutory rate to the income or loss before benefit for income taxes as follows:

	As of December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State taxes	1.3%	0.8%	3.9%
Change in fair value of common stock warrant	10.5%	0.4%	(4.3)%
Section 162(m) limitation	(6.0)%	0.3%	—%
Other	2.1%	(0.3)%	1.8%
U.S. federal tax law change	—%	—%	5.1%
Valuation allowance on deferred tax assets	—%	(24.7)%	(36.0)%
Effective tax rate	28.9%	(2.5)%	5.5%

For the year ended December 31, 2019, the Company’s effective tax rate differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant. For the year ended December 31, 2018, the Company's effective tax rate differs from the statutory rate of 21% due to the reversal of the Company's valuation allowance as substantially all of the Company's deferred tax assets became realizable on a more-likely-than-not basis.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the year ended December 31,
	2019	2018
Balance at beginning of year	$5,738,964	$—
Tax positions related to the current and prior years:	—	—
Additions	—	5,738,964
Reductions	(89,776)	—
Settlements	—	—
Lapses in applicable statutes of limitation	—	—
Balance at the end of the year	$5,649,188	$5,738,964

Included in the balance of unrecognized tax benefits as of December 31, 2019, are potential benefits of $5.6 million that, if recognized, would affect the effective tax rate. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease within twelve months from December 31, 2019.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The federal tax years open to examination are 2017 to 2019. The Company's state and local tax years open to examination are 2015-2019.

14. Commitments and Contingencies

Operating lease commitments
The Company leases its Corvallis, Oregon, facilities and office space under an operating lease which was signed on November 3, 2017 and commenced on January 1, 2018. This lease expires December 31, 2021. The Company had a lease for the same location prior to this lease. On May 26, 2017 the Company and M&F Incorporated entered into a ten-year office lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.6 million and $0.7 million for the year ended December 31, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.6 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the weighted-average remaining lease term of the Company’s operating leases was 6.3 years while the weighted-average discount rate was 4.53%.

The following is a maturity analysis of the Company's lease liabilities as of December 31, 2019:

2020	$542,340
2021	600,362
2022	368,467
2023	402,078
2024	404,258
Thereafter	982,881
Total undiscounted cash flows under operating leases	3,300,386
Less: Imputed interest	(482,097)
Present value of lease liabilities	$2,818,289

As of December 31, 2019, approximately $2.4 million of the lease liability is included in Other liabilities on the consolidated balance sheet with the current portion included in accrued expenses.

As previously disclosed in the Company's 2018 Annual Report on Form 10-K and pursuant to ASC 840, Leases, the predecessor to ASC 842, future minimum lease payments for operating leases having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2018 were as follows:

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of December 31, 2019 the Company has approximately $26.8 million of purchase commitments.

15. Related Party Transactions

Board of Directors and Outside Counsel
A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2019, 2018 and 2017, the Company incurred expenses of approximately $468,000, $450,000 and $400,000, respectively, related to services provided by the outside counsel. On December 31, 2019 the Company’s outstanding payables and accrued expenses included a $40,000 liability to the outside counsel.

Board of Directors-Consulting Agreement
On October 13, 2018, the Company, entered into a consulting agreement with a member of the Company’s Board of Directors. Under the agreement, the consulting services will include assisting the Company on expanded indications for TPOXX® and other business development opportunities as requested by the Company. The term of the agreement is for two years, with compensation for such services at an annual rate of $200,000. During the year ended December 31, 2019, the Company incurred $200,000 related to services under this agreement. As of December 31, 2019, the Company’s outstanding payables and accrued expenses included a $50,000 liability associated with this agreement.

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

The following table summarizes activity relating to the liability that was recorded as a result of the lease termination:

	For the years ended December 31,
	2019	2018
Beginning Balance	$509,937	$814,622
Charges	45,374	35,861
Cash Payments	(352,935)	(340,546)
Lease Termination Liability	$202,376	$509,937

For the year ended December 31, 2019, the entire lease termination liability is included in accrued expenses on the consolidated balance sheet. For the year ended December 31, 2018, approximately $0.2 million of the lease termination liability is included in Other liabilities on the consolidated balance sheet with the remainder in accrued expenses.

16. Financial Information By Quarter (Unaudited)

	Three Months Ended
2019	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$10,459	$3,908	$8,111	$4,264
Cost of sales and supportive services	915	—	737	130
Selling, general & administrative	3,167	3,392	3,196	3,497
Research and development	3,997	2,038	3,344	3,924
Patent preparation fees	188	182	174	182
Operating income (loss)	2,192	(1,705)	661	(3,470)
Net income (loss)	1,630	(3,162)	(1,206)	(4,503)
Net loss per share: basic	$0.02	$(0.04)	$(0.01)	$(0.06)
Net loss per share: diluted	$(0.02)	$(0.05)	$(0.03)	$(0.06)

	Three Months Ended
2018	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Revenues	$1,748	$2,661	$471,075	$1,569
Cost of sales and supportive services	—	—	95,166	103
Selling, general and administrative	3,057	2,880	3,115	3,828
Research and development	3,008	3,312	3,723	2,973
Patent expenses	218	178	186	207
Operating income (loss)	(4,535)	(3,710)	368,885	(5,541)
Net income (loss)	(11,582)	(7,051)	388,050	52,391	A
Net loss per share: basic	$(0.15)	$(0.09)	$4.85	$0.65
Net loss per share: diluted	$(0.15)	$(0.09)	$4.71	$0.65

A- Includes sale of PRV in October 2018. See Note 4 for additional information

17. Subsequent Event

On March 5, 2020, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2021. Repurchases under the program may be made from time to time at the Company's discretion in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company's management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. Prior to executing any repurchase under this program, the Company's Term Loan would need to be amended or fully repaid.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 in accordance with the framework on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Office and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Item 9B. Other Information

None.

PART III

 Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

Equity Compensation Plan Information
The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Stock Units (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Restricted Stock Units	Number of Securities Available for Future Issuance under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	521,292	$7.91	4,776,433
Equity compensation plans not approved by security holders	—	—	—
Total	521,292	$7.91	4,776,433

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

 Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2020 Annual Meeting of Stockholders.

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

3(a)	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

3(b)	Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

3(c)	Amendment to Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 13, 2016).

4(a)	Form of Common Stock Certificate (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(b)	Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10(kk)
Commercial Manufacturing Agreement, dated October 1, 2018, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 6, 2019).

10(ll)
Amendment of Solicitation/Modification of Contract 0001, dated February 21, 2019, to Agreement, dated September 10, 2018, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 6, 2019).

10(mm)
Amendment of Solicitation/Modification of Contract 0002, dated May 17, 2019, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 20, 2019).

10(nn)
Amendment of Solicitation/Modification of Contract 0019, dated May 22, 2019, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2019).

10(oo)
Promotion Agreement, dated May 31, 2019, by and between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc. (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 3, 2019).

10(pp)
Amendment to Loan and Security Agreement, dated July 24, 2019, by and among SIGA Technologies, Inc., and OCM Strategic Credit SIGTEC Holdings, LLC, Cortland Capital Market Services LLC, in its capacity as administrative agent and collateral agent (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2019).

10(qq)
Amendment of Solicitation/Modification of Contract 0003, dated September 9, 2019, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2019).

10(rr)
Amendment of Solicitation/Modification of Contract 0020, dated November 19, 2019, to Agreement, dated, June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed).

10(ss)
Amendment of Solicitation/Modification of Contract 0018, dated November 19, 2019, to Agreement, dated, May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed).

23.1	Consent of PRICEWATERHOUSECOOPERS LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

101.INS	Inline XBRL Instance Document

101.SCH	Inline Taxonomy Extension Schema Document

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline Taxonomy Extension Labels Linkbase Document

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 5, 2020	By:	/s/ Phillip L. Gomez
Phillip L. Gomez
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Phillip L. Gomez		March 5, 2020
Phillip L. Gomez	Chief Executive Officer and Director

/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 5, 2020
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Eric A. Rose
Eric A. Rose, M.D.	Chairman	March 5, 2020

/s/ James J. Antal
James J. Antal	Director	March 5, 2020

/s/ Thomas E. Constance
Thomas E. Constance	Director	March 5, 2020

/s/ Julie M. Kane
Julie M. Kane	Director	March 5, 2020

/s/ Jeffrey Kindler
Jeffrey Kindler	Director	March 5, 2020

/s/ Joseph Marshall
Joseph Marshall	Director	March 5, 2020

/s/ Michael Plansky
Michael Plansky	Director	March 5, 2020

/s/ Paul G. Savas
Paul G. Savas	Director	March 5, 2020