Form 10-Q
period 2020-03-31
SIGA TECHNOLOGIES INC
filed 2020-05-06
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2020
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

As of May 1, 2020, the registrant had outstanding 81,047,424 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$77,377,300	$65,249,072
Restricted cash and cash equivalents, short-term	-	95,737,862
Accounts receivable	1,685,642	4,167,996
Inventory	16,342,014	9,652,855
Prepaid expenses and other current assets	2,617,852	5,234,000
Total current assets	98,022,808	180,041,785

Property, plant and equipment, net	2,500,641	2,618,303
Deferred tax assets, net	16,304,697	14,151,002
Goodwill	898,334	898,334
Other assets	847,983	856,766
Total assets	$118,574,463	$198,566,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,765,817	$3,054,032
Accrued expenses and other current liabilities	16,658,698	8,636,911
Total debt, current	-	80,044,866
Total current liabilities	21,424,515	91,735,809
Warrant liability	6,132,947	6,116,882
Other liabilities	2,874,879	2,929,743
Total liabilities	30,432,341	100,782,434
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 81,047,424 and 81,269,868 issued and outstanding at March 31, 2020, and December 31, 2019, respectively)	8,105	8,127
Additional paid-in capital	221,057,307	220,808,037
Accumulated deficit	(132,923,290)	(123,032,408)
Total stockholders’ equity	88,142,122	97,783,756
Total liabilities and stockholders’ equity	$118,574,463	$198,566,190

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenues
Product sales and supportive services	$113,009	$7,142,400
Research and development	2,506,756	3,316,684
Total revenues	2,619,765	10,459,084

Operating expenses
Cost of sales and supportive services	109,094	915,367
Selling, general and administrative	3,176,024	3,166,566
Research and development	3,150,105	3,997,281
Patent expenses	182,597	187,916
Total operating expenses	6,617,820	8,267,130
Operating (loss) income	(3,998,055)	2,191,954
(Loss) gain from change in fair value of warrant liability	(16,065)	3,136,265
Loss on extinguishment of Term Loan	(4,981,461)	-
Interest expense	(3,016,817)	(3,928,418)
Other income, net	412,363	736,129
(Loss) income before income taxes	(11,600,035)	2,135,930
Benefit (provision) for income taxes	2,702,506	(506,153)
Net and comprehensive (loss) income	$(8,897,529)	$1,629,777
Basic (loss) income per share	$(0.11)	$0.02
Diluted (loss) per share	$(0.11)	$(0.02)
Weighted average shares outstanding: basic	81,240,105	80,913,320
Weighted average shares outstanding: diluted	81,240,105	82,139,108

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss)/income	$(8,897,529)	$1,629,777
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and other amortization	133,163	137,724
Loss/(gain) on change in fair value of warrant liability	16,065	(3,136,265)
Stock-based compensation	259,016	408,894
Deferred income taxes, net	(2,153,695)	505,678
Loss on extinguishment of Term Loan	4,981,461	-
Non-cash interest expense	887,132	1,108,916
Changes in assets and liabilities:
Accounts receivable	2,482,354	(2,140,821)
Inventory	(4,086,487)	891,133
Prepaid expenses and other assets	22,259	508,400
Accounts payable, accrued expenses and other liabilities	(1,624,681)	(1,181,885)
Deferred revenue	11,303,389	1,277,828
Net cash provided by operating activities	3,322,447	9,379
Cash flows from investing activities:
Capital expenditures	(15,501)	(8,951)
Net cash used in investing activities	(15,501)	(8,951)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(9,746)	(56,590)
Repurchase of common stock	(993,375)	-
Repayment of Term Loan	(85,913,459)	-
Net cash used in financing activities	(86,916,580)	(56,590)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(83,609,634)	(56,162)
Cash, cash equivalents and restricted cash at the beginning of period	160,986,934	180,396,910
Cash, cash equivalents and restricted cash at end of period	$77,377,300	$180,340,748

Supplemental disclosure of non-cash activities:
Conversion of warrants to common stock	$-	$1,172,801
Issuance of common stock upon cashless exercise	$-	$118,500

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019, included in the 2019 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2019 Annual Report on Form 10-K filed on March 5, 2020. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2019 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

All of the Company’s revenue is derived from long-term contracts that span multiple years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of March 31, 2020, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: five performance obligations relate to research and development services; one relates to manufacture and delivery of product; and one is associated with storage of product. The aggregate amount of transaction price allocated to remaining performance obligations was $47.0 million as of March 31, 2020. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options.

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the three months ended March 31, 2020, the Company recognized revenue of $0.1 million that was included in deferred revenue at the beginning of the period.

Restricted Cash and Cash Equivalents

On March 13, 2020, the Company repaid its Term Loan and restrictions on certain cash accounts were removed.  Prior to the repayment of the Term Loan, there were restrictions on certain cash accounts. Under the terms of the Loan Agreement (as defined below), net cash proceeds from the Company's Priority Review Voucher ("PRV") sale on October 31, 2018 were restricted and were held in a reserve account (as required under the Loan Agreement related to the Term Loan). Cash and cash equivalents held in the reserve account were available to pay interest, fees and principal related to the Term Loan. See Note 8 for additional information. Prior to the second quarter of 2019, there was also a reserve account for certain proceeds of the Term Loan. This account was also restricted. Amounts in this reserve account were primarily used to pay interest on the Loan Agreement. This reserve account was closed in the second quarter 2019.

The following tables reconcile cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the condensed consolidated balance sheet for each respective period:

	As of
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$77,377,300	$65,249,072
Restricted cash-short term	—	95,737,862
Cash, cash equivalents and restricted cash	$77,377,300	$160,986,934

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$102,085,215	$100,652,809
Restricted cash-short term	11,461,290	11,452,078
Restricted cash-long term	66,794,243	68,292,023
Cash, cash equivalents and restricted cash	$180,340,748	$180,396,910

Repurchase of shares

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. The excess of the purchase price above par value of repurchased shares that are retired is presented as an increase to accumulated deficit (or a reduction of retained earnings, if any).

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of April 29, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $127.1 million of payments are related to exercised options and up to approximately $423.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four modified procurement-related options provides for the payment of $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®. This option was exercised simultaneously with the aforementioned modification. Each of the other three options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $33.8 million. These options were exercised on April 29, 2020. In total, the four options under the May 2019 modification provide for the purchase of raw material for and the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $112.5 million. The option modification did not change the overall total potential value of the 19C BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2020, the Company had received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $4.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of March 31, 2020 and December 31, 2019; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for additional potential payments up to approximately $127.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®, payments up to $101.3 million for the delivery of up to 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®, of which, $2.3 million had been received as of March 31, 2020. The $11.2 million received for the procurement of raw materials has been recorded as deferred revenue as of March 31, 2020; such amount is expected to be recognized as revenue when oral TPOXX® formulated with such materials is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

Unexercised options specify potential payments up to approximately $423.7 million in total (if all such options are exercised). There are options for the following activities: payments of up to $337.7 million for the delivery of up to approximately 1,089,000 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Other performance obligations under the 19C BARDA Contract generate revenue over time. For the three months ended March 31, 2020 and 2019, the Company recognized revenues of $2.1 million and $1.3 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for the three months ended March 31, 2019 was $7.1 million. There was no revenue recognized at a point in time during the three months ended March 31, 2020.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract") includes a base contract, as modified, ("2011 Base Contract") as well as options. The 2011 Base Contract specifies approximately $508.4 million of payments (including exercised options), of which, as of March 31, 2020, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $45.1 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $3.5 million remains eligible to be received in the future for reimbursements of development and supportive activities.

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

The 2011 BARDA Contract includes options. On July 30, 2018, the 2011 BARDA Contract was modified and BARDA exercised its option relating to FDA approval of the aforementioned 84-month expiry for oral TPOXX® for which the Company was paid $50.0 million in August 2018. With the option exercise, the 2011 BARDA Contract was modified so that the 2011 Base Contract increased by $50.0 million. Remaining options, if all were exercised by BARDA, would result in aggregate payments to the Company of $72.7 million, including up to $58.3 million of funding for development and supportive activities such as work on a post-exposure prophylaxis ("PEP") indication for TPOXX® and/or $14.4 million of funding for production-related activities related to warm base manufacturing. BARDA may choose, in its sole discretion not to exercise any or all of the unexercised options. In 2015, BARDA exercised two options related to extending the indication of the drug to the geriatric and pediatric populations. The stated value of those exercises was immaterial.

The 2011 BARDA Contract expires in September 2020.

Revenues in connection with the 2011 BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Remaining performance obligations under the 2011 BARDA Contract generate revenue over time. For the three months ended March 31, 2020 and 2019, the Company recognized revenue of $0.1 million and $0.1 million, respectively, on an over time basis. There was no revenue recognized for product delivery and therefore at a point in time for either the three months ended March 31, 2020 or 2019.

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a development contract with BARDA (“IV Formulation R&D Contract”). The IV Formulation R&D Contract has a period of performance that terminates on December 30, 2020. As of March 31, 2020, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $2.6 million.

Revenues in connection with the IV Formulation R&D Contract are recognized over time. For the three months ended March 31, 2020 and 2019, the Company recognized revenue of $0.4 million and $1.9 million, respectively, under this contract.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the United States Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). The term of the initial award is five years. In February 2020, the DoD increased the value of the award to the total contract value of $19.5 million. As of March 31, 2020 the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the initial award of approximately $19.2 million. For the three months ended March 31, 2020, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of less than $0.1 million on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Raw materials	$2,602,672	$-
Work in-process	12,779,944	8,693,457
Finished goods	959,398	959,398
Inventory	$16,342,014	$9,652,855

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	617,298	601,797
Furniture and fixtures	377,859	377,859
Operating lease right-of-use assets	2,944,932	2,944,932
	6,360,117	6,344,616
Less - accumulated depreciation and amortization	(3,859,476)	(3,726,313)
Property, plant and equipment, net	$2,500,641	$2,618,303

Depreciation and amortization expense on property, plant, and equipment was $133,163 and $137,724 for the three months ended March 31, 2020 and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2020	December 31, 2019
Compensation	$955,494	$2,966,139
Deferred revenue	13,601,728	2,298,341
Interest payable	—	977,724
Lease liability, current portion	427,064	419,709
Research and development vendor costs	231,832	707,685
Professional fees	401,073	288,707
Vacation	340,242	256,402
Other	701,265	722,204
Accrued expenses and other current liabilities	$16,658,698	$8,636,911

7. Financial Instruments

2016 Warrant

On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Subsequent to partial exercises of the Warrant, there are approximately 1.5 million shares underlying the Warrant as of March 31, 2020.

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

As of March 31, 2020, the fair value of the Warrant was $6.1 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk free interest rate of 0.50%; no dividend yield; an expected life of 6.42 years; and a volatility factor of 75%.

8. Debt

On March 13, 2020, the Company voluntarily prepaid the Loan Agreement in an approximate aggregate amount of $87.2 million.  The prepayment was made from restricted cash, including $80.0 million in respect of outstanding principal of the Term Loan, $4.0 million that was payable upon the repayment of the Loan Agreement, approximately $1.2 million of accrued interest, and a prepayment premium amount of approximately $1.9 million.  The prepayment was made upon the Company and the Lender agreeing to and entering into customary mutual releases reflecting that, subject to such prepayment in accordance with the terms of the Loan Agreement, all of the obligations under the Loan Agreement were released, discharged and satisfied in full.  Upon such prepayment and release, the Loan Agreement was terminated. For the three months ended March 31, 2020, the Company recognized approximately $5.0 million of a loss on the extinguishment of the Term Loan related to the remaining unamortized discount and the prepayment premium.

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80.0 million (the "Term Loan") (less fees and other items) on November 16, 2016 having satisfied certain pre-conditions. Such $80.0 million had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date (November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering on November 16, 2016. As part of the satisfaction of a litigation claim, funds were released from the escrow account (the date on which such transfer occurred, the “Escrow Release Date”). Interest on the Term Loan was at a per annum rate equal to the Adjusted LIBOR rate plus 11.5%, subject to adjustments as set forth in the Loan Agreement.

The Term Loan had a maturity date on the earliest to occur of (i) the four-year anniversary of the Escrow Release Date, and (ii) the acceleration of certain obligations pursuant to the Loan Agreement.

Through the three and one-half year anniversary (May 17, 2020) of the Escrow Release Date, any prepayment of the Term Loan was subject to a make-whole provision in which interest payments related to the prepaid amount were due (subject to a discount of treasury rate plus 0.50%).  Upon repayment of the Term Loan, an additional $4.0 million payment was required.  Such payment had been accreting to the Term Loan balance since the Escrow Release Date.

In connection with the issuance of the Loan Agreement, the Company incurred $8.2 million of costs (including interest on amounts held in the escrow account between September 30, 2016 and November 15, 2016). Furthermore, an additional $4.0 million was payable upon repayment of Term Loan principal. As part of the Company's entry into the Loan Agreement, the Company issued the Warrant (see Note 10) with a fair market value of $5.8 million. The fair value of the Warrant, as well as costs related to the Term Loan issuance, were recorded as deductions to the Term Loan balance on the Balance Sheet. These amounts were being amortized on a straight-line basis over the life of the related Term Loan. The Company compared the amortization under the effective interest method with the straight-line basis and determined the results were not materially different.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classifies such liability-classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $6.1 million at March 31, 2020.

There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019, the Company had approximately $58.7 million and $56.7 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of March 31, 2020. As of December 31, 2019, the Company had approximately $5.6 million and $90.0 million of restricted cash equivalents classified as Level 1 and Level 2 financial instruments, respectively.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2019	$6,116,882
Increase in fair value of warrant liability	16,065
Exercise of warrants	—
Warrant liability at March 31, 2020	$6,132,947

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended March 31,
	2020	2019
Net (loss)/income for basic earnings per share	$(8,897,529)	$1,629,777
Less: Change in fair value of warrants	—	(3,136,265)
Net (loss)/income, adjusted for change in fair value of warrants for diluted earnings per share	$(8,897,529)	$(1,506,488)
Weighted-average shares	81,240,105	80,913,320
Effect of potential common shares	—	1,225,788
Weighted-average shares: diluted	81,240,105	82,139,108
(Loss)/income per share: basic	$(0.11)	$0.02
(Loss) per share: diluted	$(0.11)	$(0.02)

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

The Company incurred losses for the three months ended March 31, 2020 and losses adjusted for the change in the fair value of warrants for the three months ended March 31, 2019. As a result, the equity instruments listed below were excluded from the calculation of diluted income (loss) per share as the effect of the exercise, conversion or vesting of such instruments would be anti-dilutive. The weighted average number of equity instruments excluded consisted of:

	Three Months Ended March 31,
	2020	2019
Stock options	280,835	377,011
Stock-settled stock appreciation rights	—	6,756
Restricted stock units	236,848	509,411
Warrants	1,547,296	—

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflected the weighted average maximum number of shares that could be issued.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of  March 31, 2020, the Company had approximately $22.5 million of purchase commitments.

12. Related Party Transactions

Board of Directors and Outside Counsel

A member of the Company’s Board of Directors is a partner at the Company’s outside counsel. During the three months ended March 31, 2020 and 2019, the Company incurred expenses of $117,000 and $113,000, respectively, related to services provided by the outside counsel. On March 31, 2020 the Company’s outstanding payables and accrued expenses included an approximate $78,000 liability to the outside counsel.

Board of Directors-Consulting Agreement

On October 13, 2018, the Company, entered into a consulting agreement with Dr. Eric A. Rose, a member, and former Executive Chairman, of the Company’s Board of Directors. Under the agreement, the consulting services will include assisting the Company on expanded indications for TPOXX® and other business development opportunities as requested by the Company. The term of the agreement is for two years, with compensation for such services at an annual rate of $200,000. During the three months ended March 31, 2020 and 2019, the Company incurred $50,000 related to services under this agreement. As of March 31, 2020, the Company’s outstanding payables and accrued expenses included a $50,000 liability associated with this agreement.

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated (“M&F”) entered into a ten-year Office Lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee will be $3,333 per month for the second year of the term and increasing by five percent each year thereafter, to $4,925 per month in the final year of the term.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic.  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes (iv) enhanced recoverability of AMT tax credit carryforwards. As a result of the CARES Act, the Company recorded a discrete income tax benefit of approximately $19,000 related to a reduction in 2019 state and local taxes as a result of increased deductions and recorded a balance sheet reclassification to reflect an income tax receivable of $0.7 million related to the accelerated recoverability of AMT credit carryforwards with a corresponding reduction to the Company’s deferred tax assets.

For the three months ended March 31, 2020 and 2019, we incurred pre-tax (loss)/income of ($11.6) million and $2.1 million, respectively, and a corresponding income tax benefit (provision) of $2.7 million and ($0.5) million, respectively.

The effective tax rate for the three months ended March 31, 2020 was 23.3% compared to 23.7% in the comparable prior period. The effective tax rate for the three months ended March 31, 2020 and 2019 differs from the U.S. statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

14. Equity

The tables below present changes in stockholders' equity for the three months ended March 31, 2020 and 2019.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2019	81,269,868	$8,127	$220,808,037	$(123,032,408)	$—	$97,783,756
Net loss		—	—	(8,897,529)	—	(8,897,529)
Repurchase of common stock	(225,094)	(22)	—	(993,353)	—	(993,375)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,892)	—	(9,746)	—	—	(9,746)
Issuance of common stock upon vesting of RSUs	4,542	—		—	—	-
Stock-based compensation	—	—	259,016	—	—	259,016
Balances at March 31, 2020	81,047,424	$8,105	$221,057,307	$(132,923,290)	$—	$88,142,122

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2018	80,763,350	$8,076	$218,697,872	$(115,791,261)	$—	$102,914,687
Net income	—	—	—	1,629,777	—	1,629,777
Issuance of common stock upon exercise of stock options	9,769	1	(1)	—	—	—
Issuance of common stock upon exercise of stock-settled appreciation rights	16,771	2	(2)	—	—	—
Issuance of common stock upon exercise of warrants	159,782	16	1,172,785	—	—	1,172,801
Payment of common stock tendered for employee stock-based compensation tax obligations	(8,148)	(1)	(56,589)	—	—	(56,590)
Stock-based compensation	—	—	408,894	—	—	408,894
Balances at March 31, 2019	$80,941,524	$8,094	$220,222,959	$(114,161,484)	$—	$106,069,569

On March 5, 2020, the Company announced that the board of directors had authorized a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $50 million of the Company's common stock through December 31, 2021.  The timing and actual number of shares repurchased will depend on a variety of factors, including: exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities.  Repurchases under the program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. During the three-month period ended March 31, 2020, the Company repurchased 225,094 shares of common stock for approximately $1 million.

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

Operating lease costs totaled $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the weighted-average remaining lease term of the Company’s operating leases was 6.10 years while the weighted-average discount rate was 4.53%.

Future undiscounted cash flows under operating leases as of March 31, 2020 are expected to be as follows:

2020	$396,034
2021	600,362
2022	368,467
2023	402,078
2024	404,258
Thereafter	982,880
Total undiscounted cash flows under leases	3,154,079
Less: Imputed interest	(449,481)
Present value of lease liabilities	$2,704,598

As of March 31, 2020, approximately $2.3 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

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

COVID-19 Pandemic

The COVID-19 pandemic has caused significant societal and economic disruption.  Such disruption, and the associated risks and costs, are expected to continue for an indeterminate period of time.  Given the uncertain future course of the COVID-19 pandemic, and the uncertain scale and scope of its future impact, the Company is continually reviewing business and financial risks related to the pandemic and seeking coordination with its government partners with respect to the performance of current and future government contracts.  Additionally, the Company is coordinating with service providers and vendors, in particular CMOs that constitute our supply chain, to review actions and risks caused by the COVID-19 pandemic.

As of the filing date of this document, the Company has not identified or been notified by government customers of impediments to the continued full performance of their government contracts. Additionally, the Company’s supply chain for the manufacture of TPOXX® has remained operational without material disruption to TPOXX®-related manufacture, and in the ordinary course of operations, the supply chain has secured sufficient raw materials to support the ultimate manufacture and product delivery of at least 363,000 courses of oral TPOXX® (number of courses specified in April 2020 option exercise under the 19C BARDA Contract). With regard to day-to-day operations, the COVID-19 pandemic has slowed the daily pace of execution of government contracts, as government staff overseeing SIGA contracts have been involved directly or indirectly in the federal government’s response to the pandemic, which has diverted government staff time normally directed toward contract matters involving SIGA. With respect to research and development activities, the Company does expect delays in connection with certain research and development activities, such as those that involve clinical trials.  The Company does not currently expect any pandemic-related delays in research and development to have a material adverse impact on the financial condition or annual financial results of the Company, or its long-term performance, but cannot give assurances as to the extent of the impact at this time.

Overall, the COVID-19 pandemic has not adversely affected the liquidity position of the Company, nor is it currently expected to have a material adverse effect on the financial condition or financial results of the Company.  The pandemic has resulted in almost all of our employees working from home; however, the shift in location for employees has not had a material adverse impact on the day-to-day operations of the Company. If the negative effect of the COVID-19 pandemic is prolonged, there could be risks to our business and cash flows.

BARDA Contracts-TPOXX®

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of April 29, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $127.1 million of payments are related to exercised options and up to approximately $423.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four modified procurement-related options provides for the payment of $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®. This option was exercised simultaneously with the aforementioned modification. Each of the other three options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $33.8 million. These options were exercised on April 29, 2020. In total, the four options under the May 2019 modification provide for the purchase of raw material for and the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $112.5 million. The option modification did not change the overall total potential value of the 19C BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2020, the Company had received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $4.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of March 31, 2020 and December 31, 2019; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for additional potential payments up to approximately $127.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®, payments up to $101.3 million for the delivery of up to 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®, of which, $2.3 million had been received as of March 31, 2020. The $11.2 million received for the procurement of raw materials has been recorded as deferred revenue as of March 31, 2020; such amount is expected to be recognized as revenue when oral TPOXX® formulated with such materials is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

Unexercised options specify potential payments up to approximately $423.7 million in total (if all such options are exercised). There are options for the following activities: payments of up to $337.7 million for the delivery of up to approximately 1,089,000 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Other performance obligations under the 19C BARDA Contract generate revenue over time. For the three months ended March 31, 2020 and 2019, the Company recognized revenues of $2.1 million and $1.3 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for the three months ended March 31, 2019 was $7.1 million. There was no revenue recognized at a point in time during the three months ended March 31, 2020.

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a separate development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates on December 30, 2020. As of March 31, 2020, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $2.6 million. See Note 3 to the condensed consolidated financial statements regarding the 19C BARDA Contract.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the United States Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). The term of the initial award is five years. In February 2020, the DoD increased the value of the award to the total contract value of $19.5 million. As of March 31, 2020 the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the award, as modified, of approximately $19.2 million.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

International Promotion of Oral TPOXX®

On April 3, 2020, the Company announced that the Canadian Department of National Defence (the “CDND”) awarded a contract (the "Canadian Contract") to Meridian Medical Technologies, Inc., a Pfizer Company ("Meridian"), pursuant to which the CDND will purchase up to 15,325 courses of oral TPOXX® over four years for a total value of $14.3 million, with an initial purchase of 2,500 courses for $2.3 million and remaining purchases, at the option of the CDND, expected to occur after regulatory approval of oral TPOXX® in Canada. Meridian is the CDND's counterparty under the Canadian Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.  The contract award was coordinated between SIGA and Meridian under the international promotion agreement (the "International Promotion Agreement") that was entered into by the parties on June 3, 2019.

Under the terms of the International Promotion Agreement, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States and South Korea (the “Territory”), and Meridian has agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA will retain ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States and South Korean markets, will also retain sales and marketing rights with respect to oral TPOXX®. SIGA’s consent shall be required for the entry into any sales arrangement pursuant to the International Promotion Agreement.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appears in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed on March 5, 2020. Our most critical accounting estimates include revenue recognition, the valuation of stock-based awards including options and warrants granted or issued by the Company and income taxes.

Results of Operations

Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020 and 2019, revenues from product sales and supportive services were $0.1 million and $7.1 million, respectively. Such revenues in 2019 were associated with the delivery of approximately 23,000 courses of oral TPOXX® to the Strategic Stockpile under the 19C BARDA Contract. There were no product deliveries for the three months ended March 31, 2020.

Revenues from research and development activities for the three months ended March 31, 2020 and 2019, were $2.5 million and $3.3 million, respectively. The decrease in revenue of approximately $0.8 million, or 24%, primarily reflects a decrease in revenues from our federal contracts supporting the development of IV TPOXX® because the scope of development activities related to IV TPOXX® has decreased. This decrease was partially offset by an increase of approximately $1.0 million associated with oral TPOXX®. Revenue in connection with the development of oral TPOXX® has increased because the scope of development activities related to oral TPOXX® has increased.

Cost of sales and supportive services for the three months ended March 31, 2020 and 2019, were $0.1 million and $0.9 million, respectively. Such costs in 2019 were associated with the delivery of approximately 23,000 courses of oral TPOXX® during the three months ended March 31, 2019.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2020 and 2019, were in each case $3.2 million. With expenses approximately flat over comparable periods, increases in insurance expenses of $0.1 million were offset by a comparable decrease in professional service fees.

Research and development (“R&D”) expenses for the three months ended March 31, 2020 and 2019 were $3.2 million and $4.0 million, respectively, reflecting a decrease of approximately $0.8 million, or 21%. The decrease is primarily attributable to a decrease in direct vendor-related expenses supporting the development of IV TPOXX® partially offset by an increase in direct vendor-related expenses supporting the development of oral TPOXX®.

Patent expenses were $0.2 million, in each case, for the three months ended March 31, 2020 and 2019. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

In connection with the voluntary repayment of the Term Loan on March 13, 2020, we recognized a loss on the extinguishment of the Term Loan of approximately $5.0 million for the three months ended March 31, 2020.

Interest expense for the three months ended March 31, 2020 and 2019 was $3.0 million and $3.9 million, respectively. The $3.0 million of interest for the three months ended March 31, 2020 includes $0.9 million of accretion of unamortized costs and fees (prior to repayment of the Term Loan). The $3.9 million of interest for the three months ended March 31, 2019 includes $1.1 million of accretion of unamortized costs and fees related to the Term Loan balance.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the three months ended March 31, 2020, we recorded a loss of approximately $16,000. For the three months ended March 31, 2019, we recorded a gain of approximately $3.1 million reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

Other income of $0.4 million for the three months ended March 31, 2020 reflects interest income on the Company's cash and cash equivalent balances held in restricted and unrestricted accounts.

For the three months ended March 31, 2020 and 2019, we incurred pre-tax (loss)/income of $(11.6) million and $2.1 million, respectively, and a corresponding income tax benefit (provision) of $2.7 million and ($0.5) million, respectively. The effective tax rate during the three months ended March 31, 2020 and 2019 was 23.3% and 23.7%, respectively. Our effective tax rate for the periods ended March 31, 2020 and 2019 differs from the statutory rate primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Liquidity and Capital Resources

As of March 31, 2020, we had $77.4 million in cash and cash equivalents compared with $65.2 million at December 31, 2019. Additionally, in comparison to $95.7 million of restricted cash at December 31, 2019, there was no restricted cash as of March 31, 2020 given that the Term Loan was repaid in March 2020.  The restricted cash was available to pay interest, fees and principal related to the Term Loan. The Company voluntarily prepaid the Term Loan on March 13, 2020 in an approximately aggregate amount of $87.2 million, including accrued interest. Upon repayment of the Term Loan, there are no restrictions on the use of our cash and cash equivalents.

Operating Activities

We prepare our condensed consolidated statement of cash flows using the indirect method. Under this method, we reconcile net (loss) income to cash flows from operating activities by adjusting net (loss) income for those items that impact net income (loss) but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to stock-based compensation, loss on the extinguishment of the Term Loan, deferred income taxes, non-cash interest expense and changes in the fair value of our warrant liability, gains and losses from various transactions and changes in the condensed consolidated balance sheet for working capital from the beginning to the end of the period.

Net cash provided by operations for the three months ended March 31, 2020 and 2019 was $3.3 million and less than $0.1 million, respectively. For the three months ended March 31, 2020, we incurred $2.1 million of cash interest expense on the Term Loan, and used approximately $3.2 million in support of ordinary course working capital (accounts receivable, accounts payable, prepaids, among other items). Additionally, cash was used for customary operating activities. These cash uses were partially offset by the receipt of approximately $11.2 million from BARDA in connection with the procurement of raw materials for the manufacture of at least 363,070 courses of oral TPOXX®. For the three months ended March 31, 2019, we received approximately $7.1 million from BARDA for product delivery. This receipt was largely offset by net operating costs and approximately $2.8 million of cash interest expense on the Term Loan.

Investing Activities

For the three months ended March 31, 2020 and 2019, we used cash in the amounts of $15,501 and $8,951, respectively, for capital expenditures.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020 was $86.9 million, which was attributable to our voluntary prepayment of the Term Loan, of which approximately $85.9 million is recorded as a financing activity, and our repurchase of 0.2 million shares of common stock for approximately $1.0 million. Net cash used by financing activities for the three months ended March 31, 2019 was $56,590, which is attributable to the payment of tax obligations for employee common stock tendered.

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

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the U.S. Strategic National Stockpile and the enforceability of the 2011 BARDA Contract and the 19C BARDA Contract (each as defined previously, and collectively, the "BARDA Contracts") with BARDA. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that the COVID-19 pandemic could impact SIGA’s operations by disrupting SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts and (xiv) the risk that the U.S. government’s responses (including inaction) to the national or global economic situation or infectious disease such as COVID-19 may affect SIGA’s business adversely, as well as the risks and uncertainties included in Item 1A “Risk Factors” on Form 10-K for the fiscal year ended December 31, 2019. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

More detailed information about SIGA and risk factors that may affect the realization of forward-looking statements, including the forward-looking statements in the presentation, is set forth in SIGA's filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and SIGA's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in other documents that SIGA has filed with the SEC. SIGA urges investors and security holders to read those documents free of charge at the SEC's Web site at http://www.sec.gov. Forward-looking statements are current only as of the date on which such statements were made, and except for our ongoing obligations under the United States of America federal securities laws, we undertake no obligation to update publicly any forward-looking statements whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objectives are the preservation of investment capital. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability-classified warrant in which 1.5 million shares of SIGA common stock can be purchased at a strike price of $1.50 per share. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability-classified warrant will increase by approximately $1.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although such claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of such current pending matters, if any, will not have a material adverse effect on our business, condensed consolidated financial position, or results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2019 Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2020 to January 31, 2020	-	$-	-	$-
February 1, 2020 to February 29, 2020	-	-	-	-
March 1, 2020 to March 31, 2020	225,094	4.41	225,094	49,006,625
	225,094	$4.41	225,094	$49,006,625

On March 5, 2020, the Company announced that the Board of Directors had authorized a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $50 million of the Company’s common stock through December 31, 2021. The timing and actual number of shares repurchased will depend on a variety of factors, including: exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities. Prior to executing any repurchases under this program, the Company’s current term loan needed to be fully repaid or its terms needed to be amended to allow for share repurchases.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment of Solicitation/Modification of Contract 0004, dated February 4, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 6, 2020	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)