Form 10-Q
period 2020-06-30
SIGA TECHNOLOGIES INC
filed 2020-08-06
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2020
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

As of July 30, 2020, the registrant had outstanding 78,120,811 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$53,065,833	$65,249,072
Restricted cash and cash equivalents, short-term	-	95,737,862
Accounts receivable	36,611,661	4,167,996
Inventory	14,006,986	9,652,855
Prepaid expenses and other current assets	1,382,499	5,234,000
Total current assets	105,066,979	180,041,785

Property, plant and equipment, net	2,366,135	2,618,303
Deferred tax assets, net	11,183,600	14,151,002
Goodwill	898,334	898,334
Other assets	901,906	856,766
Total assets	$120,416,954	$198,566,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$630,165	$3,054,032
Accrued expenses and other current liabilities	14,931,370	8,636,911
Total debt, current	-	80,044,866
Total current liabilities	15,561,535	91,735,809
Warrant liability	7,752,534	6,116,882
Other liabilities	2,969,867	2,929,743
Total liabilities	26,283,936	100,782,434
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 78,618,743 and 81,269,868 issued and outstanding at June 30, 2020, and December 31, 2019, respectively)	7,862	8,127
Additional paid-in capital	221,380,828	220,808,037
Accumulated deficit	(127,255,672)	(123,032,408)
Total stockholders’ equity	94,133,018	97,783,756
Total liabilities and stockholders’ equity	$120,416,954	$198,566,190

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Product sales and supportive services	$38,624,450	$-	$38,737,459	$7,142,400
Research and development	1,724,327	3,907,611	4,231,083	7,224,295
Total revenues	40,348,777	3,907,611	42,968,542	14,366,695

Operating expenses
Cost of sales and supportive services	4,796,768	-	4,905,863	915,367
Selling, general and administrative	3,870,927	3,392,228	7,046,952	6,558,794
Research and development	2,709,743	2,038,323	5,859,847	6,035,604
Patent expenses	174,203	182,310	356,800	370,226
Total operating expenses	11,551,641	5,612,861	18,169,462	13,879,991
Operating income (loss)	28,797,136	(1,705,250)	24,799,080	486,704
(Loss) gain from change in fair value of warrant liability	(1,619,587)	656,523	(1,635,652)	3,792,788
Loss on extinguishment of Term Loan	-	-	(4,981,461)	-
Interest expense	-	(3,971,031)	(3,016,817)	(7,899,449)
Other income, net	31,931	737,577	444,295	1,473,706
Income (loss) before income taxes	27,209,480	(4,282,181)	15,609,445	(2,146,251)
(Provision) benefit for income taxes	(6,319,322)	1,119,689	(3,616,816)	613,536
Net and comprehensive income (loss)	$20,890,158	$(3,162,492)	$11,992,629	$(1,532,715)
Basic income (loss) per share	$0.26	$(0.04)	$0.15	$(0.02)
Diluted income (loss) per share	$0.26	$(0.05)	$0.15	$(0.06)
Weighted average shares outstanding: basic	80,340,695	80,986,524	80,790,400	80,950,124
Weighted average shares outstanding: diluted	80,516,863	82,114,661	80,959,812	82,129,601

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income/(loss)	$11,992,629	$(1,532,715)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and other amortization	267,669	265,289
Loss/(gain) on change in fair value of warrant liability	1,635,652	(3,792,788)
Stock-based compensation	582,549	956,284
Deferred income taxes, net	2,967,402	(655,139)
Loss on extinguishment of Term Loan	4,981,461	-
Non-cash interest expense	887,132	2,230,153
Changes in assets and liabilities:
Accounts receivable	(32,443,665)	(2,169,083)
Inventory	(1,751,459)	517,724
Prepaid expenses and other assets	1,203,690	942,599
Accounts payable, accrued expenses and other liabilities	(4,421,690)	(2,304,892)
Deferred revenue	8,332,405	1,204,135
Net cash used in operating activities	(5,766,225)	(4,338,433)
Cash flows from investing activities:
Capital expenditures	(15,501)	(8,948)
Net cash used in investing activities	(15,501)	(8,948)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(9,746)	(56,590)
Repurchase of common stock	(16,216,170)	-
Repayment of Term Loan	(85,913,459)	-
Net cash used in financing activities	(102,139,375)	(56,590)
Net decrease in cash, cash equivalents and restricted cash	(107,921,101)	(4,403,971)
Cash, cash equivalents and restricted cash at the beginning of period	160,986,934	180,396,910
Cash, cash equivalents and restricted cash at end of period	$53,065,833	$175,992,939

Supplemental disclosure of non-cash activities:
Conversion of warrants to common stock	$-	$1,172,801
Issuance of common stock upon cashless exercise	$-	$118,500

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019, included in the 2019 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2019 Annual Report on Form 10-K filed on March 5, 2020. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2019 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

All of the Company’s revenue is derived from long-term contracts that span multiple years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of June 30, 2020, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: six performance obligations relate to research and development services; two relate to manufacture and delivery of product; and one is associated with storage of product. The aggregate amount of transaction price allocated to remaining performance obligations was $142.8 million as of June 30, 2020. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options.

Performance Obligations

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

The Company’s performance obligations are satisfied over time as work progresses or at a point in time.  All of the Company’s revenue related to current research and development performance obligations is recognized over time, because the customer simultaneously receives and consumes the benefits provided by the services as the Company performs these services. The Company recognizes revenue related to these services based on the progress toward complete satisfaction of the performance obligation and measures this progress under an input method, which is based on the Company’s cost incurred relative to total estimated costs.  Under this method, progress is measured based on the cost of resources consumed (i.e., cost of third-party services performed, cost of direct labor hours incurred, and cost of materials consumed) compared to the total estimated costs to completely satisfy the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. The incurred and estimated costs used in the measure of progress include third-party services performed, direct labor hours, and material consumed.

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  June 30, 2020, the accounts receivable balance in the condensed balance sheet includes approximately $2.5 million of unbilled receivables. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the six months ended June 30, 2020, the Company recognized revenue of $0.1 million that was included in deferred revenue at the beginning of the period.

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

The following tables reconcile cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the condensed consolidated balance sheet for each respective period:

	As of
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$53,065,833	$65,249,072
Restricted cash-short term	—	95,737,862
Cash, cash equivalents and restricted cash	$53,065,833	$160,986,934

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$100,263,915	$100,652,809
Restricted cash-short term	11,248,400	11,452,078
Restricted cash-long term	64,480,624	68,292,023
Cash, cash equivalents and restricted cash	$175,992,939	$180,396,910

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of June 30, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $127.1 million of payments are related to exercised options and up to approximately $423.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four modified procurement-related options provides for the payment of $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®. This option was exercised simultaneously with the aforementioned modification. Each of the other three options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $33.8 million. These options were exercised on April 29, 2020. In total, the four options under the May 2019 modification provide for the purchase of raw material for and the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $112.5 million. The option modification did not change the overall total potential value of the 19C BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of June 30, 2020, the Company had received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $4.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of June 30, 2020 and December 31, 2019; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $127.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®, payments up to $101.3 million for the delivery of up to 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of June 30, the Company has received the following payments in connection with exercised options: $11.2 million was received for the procurement of raw materials and such amount was initially recorded as deferred revenue, with $3.6 million of this amount being recognized as revenue due to the June delivery of approximately 117,000 courses of oral TPOXX® (the remaining $7.6 million of deferred revenue is expected to be recognized as revenue when additional courses of oral TPOXX®, containing raw materials for which the Company has been paid, are delivered to the Strategic Stockpile or placed in vendor-managed inventory); and $2.3 million has been received in connection with post-marketing activities for oral TPOXX®. In July, the Company received a $32.6 million payment for the June delivery of approximately 117,000 courses of oral TPOXX®; in the second quarter, 2020, $36.2 million of revenue was recognized in connection with this product delivery, of which $32.6 million relates to the amount invoiced for product delivery and acceptance, and $3.6 million relates to amounts that were previously received and recorded as deferred revenue.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue for other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended June 30, 2020 and 2019, the Company recognized revenues of $1.4 million and $0.4 million, respectively, on an over time basis. For the six months ended June 30, 2020 and 2019, the Company recognized revenues of $3.5 million and $1.7 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery and therefore at a point in time for the three and six months ended June 30, 2020 was $36.2 million. For the six months ended June 30, 2019, the Company recognized $7.1 million of revenue at a point in time.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract") includes a base contract, as modified, ("2011 Base Contract") as well as options. The 2011 Base Contract specifies approximately $508.4 million of payments (including exercised options), of which, as of June 30, 2020, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $45.4 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $3.2 million remains eligible to be received in the future for reimbursements of development and supportive activities.

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

The 2011 BARDA Contract expires in September 2020.

Revenues in connection with the 2011 BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Remaining performance obligations under the 2011 BARDA Contract generate revenue over time, using an input method of costs incurred to date relative to the total estimated costs at completion. For the three months ended June 30, 2020 and 2019, the Company recognized revenue of approximately $0.1 million and $0.1 million, respectively, on an over time basis. For the six months ended June 30, 2020 and 2019, the Company recognized revenue of $0.1 million and $0.2 million, respectively on an over time basis. In contrast, there was no revenue recognized for product delivery and therefore at a point in time for the three and six months ended June 30, 2020 or 2019.

International Procurement Contracts

On April 3, 2020, the Company announced that the Canadian Department of National Defence (the “CDND”) awarded a contract (the "Canadian Contract") to Meridian Medical Technologies, Inc., a Pfizer Company ("Meridian"), pursuant to which the CDND will purchase up to 15,325 courses of oral TPOXX® over four years for total potential payments of $14.3 million.  In the second quarter 2020, CDND purchased 2,500 courses for $2.3 million.  The remaining purchases are at the option of the CDND, and are expected to occur after regulatory approval of oral TPOXX® in Canada. Meridian is the CDND's counterparty under the Canadian Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.  The contract award was coordinated between SIGA and Meridian under the international promotion agreement (the "International Promotion Agreement") that was entered into by the parties on June 3, 2019.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time. During the three and six months ended June 30, 2020, the Company recognized $2.3 million of revenue.

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a development contract with BARDA (“IV Formulation R&D Contract”). The IV Formulation R&D Contract has a period of performance that terminates in February 2024. As of June 30, 2020, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $2.2 million.

Revenues in connection with the IV Formulation R&D Contract are recognized over time, under an input method using costs incurred to date relative to the total estimated costs of completion. For the three months ended June 30, 2020 and 2019, the Company recognized revenue of $0.3 million and $3.4 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized revenue of $0.7 million and $5.3 million, respectively, under this contract. During the three months ended June 30, 2019, the Company completed its negotiation with representatives of the U.S. government for a change in the application of certain reimbursement rates in the contract.  The change in the application of those reimbursement rates increased the overall transaction price of the IV Formulation R&D Contract but did not change the estimate of costs to complete under the input method calculation.  As a result, the Company accounted for this as a change in the transaction price and recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million representing the impact of the change in the application of those reimbursement rates from January 2016 through March 2019.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with initial available funding of $12.4 million, from the United States Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In May 2020, the DoD increased the scope and the contract value to a total of $26 million with current available funding of $23 million. As of June 30, 2020, the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the initial award of up to approximately $22.6 million. The period of performance for this contract, as modified, terminates on July 31, 2025. For the three and six months ended June 30, 2020, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of less than $0.1 million on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Raw materials	$2,602,672	$-
Work in-process	11,315,916	8,693,457
Finished goods	88,398	959,398
Inventory	$14,006,986	$9,652,855

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	617,298	601,797
Furniture and fixtures	377,859	377,859
Operating lease right-of-use assets	2,944,932	2,944,932
	6,360,117	6,344,616
Less - accumulated depreciation and amortization	(3,993,982)	(3,726,313)
Property, plant and equipment, net	$2,366,135	$2,618,303

Depreciation and amortization expense on property, plant, and equipment was $267,669 and $265,289 for the six months ended June 30, 2020 and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2020	December 31, 2019
Compensation	$1,747,880	$2,966,139
Deferred revenue	10,630,746	2,298,341
Interest payable	—	977,724
Lease liability, current portion	434,132	419,709
Research and development vendor costs	298,626	707,685
Professional fees	447,451	288,707
Vacation	438,599	256,402
Other	933,936	722,204
Accrued expenses and other current liabilities	$14,931,370	$8,636,911

7. Financial Instruments

2016 Warrant

On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Taking into account partial exercises of the Warrant, there were approximately 1.5 million shares underlying the Warrant as of June 30, 2020.

The Company accounts for the Warrant in accordance with the authoritative guidance, which requires that free-standing derivative financial instruments with certain anti-dilution and cash settlement features be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. The Company classified the Warrant as a liability and reports the change in fair value in the statement of operations.

As of June 30, 2020, the fair value of the Warrant was $7.8 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk free interest rate of 0.41%; no dividend yield; an expected life of 6.17 years; and a volatility factor of 75%.

8. Debt

On March 13, 2020, the Company voluntarily prepaid the Loan Agreement in an approximate aggregate amount of $87.2 million.  The prepayment was made from restricted cash, including $80.0 million in respect of outstanding principal of the Term Loan, $4.0 million that was payable upon the repayment of the Loan Agreement, approximately $1.2 million of accrued interest, and a prepayment premium amount of approximately $1.9 million.  The prepayment was made upon the Company and the Lender agreeing to and entering into customary mutual releases reflecting that, subject to such prepayment in accordance with the terms of the Loan Agreement, all of the obligations under the Loan Agreement were released, discharged and satisfied in full.  Upon such prepayment and release, the Loan Agreement was terminated. For the six months ended June 30, 2020, the Company recognized approximately $5.0 million of a loss on the extinguishment of the Term Loan related to the remaining unamortized discount and the prepayment premium.

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”), pursuant to which the Company received $80.0 million (the "Term Loan") (less fees and other items) on November 16, 2016 having satisfied certain pre-conditions. Such $80.0 million had been placed in an escrow account on September 30, 2016 (the “Escrow Funding Date”). Prior to the Escrow Release Date ( November 16, 2016), the Company did not have access to, or any ownership interest in, the escrow account. Until the Escrow Release Date occurred, the Company did not have an obligation to make any payments under the Loan Agreement, no security was granted under the Loan Agreement and no affirmative or negative covenants or events of default were effective under the Loan Agreement. Amounts were held in the escrow account until the satisfaction of certain conditions including the closing of the Rights Offering on November 16, 2016. As part of the satisfaction of a litigation claim, funds were released from the escrow account (the date on which such transfer occurred, the “Escrow Release Date”). Interest on the Term Loan was at a per annum rate equal to the Adjusted LIBOR rate plus 11.5%, subject to adjustments as set forth in the Loan Agreement.

The Term Loan had a maturity date on the earliest to occur of (i) the four-year anniversary of the Escrow Release Date, and (ii) the acceleration of certain obligations pursuant to the Loan Agreement.

Through the three and one-half year anniversary ( May 17, 2020) of the Escrow Release Date, any prepayment of the Term Loan was subject to a make-whole provision in which interest payments related to the prepaid amount were due (subject to a discount of treasury rate plus 0.50%).  Upon repayment of the Term Loan, an additional $4.0 million payment was required.  Such payment had been accreting to the Term Loan balance since the Escrow Release Date.

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

9. Fair Value of Financial Instruments

The carrying value of cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value due to the relatively short maturity of these instruments. Common stock warrants, which are classified as a liability, are recorded at their fair market value as of each reporting period.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classifies such liability-classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $7.8 million at June 30, 2020.

There were no transfers between levels of the fair value hierarchy for the six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, the Company had approximately $41.9 million and $56.7 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of June 30, 2020. As of December 31, 2019, the Company had approximately $5.6 million and $90.0 million of restricted cash equivalents classified as Level 1 and Level 2 financial instruments, respectively.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2019	$6,116,882
Increase in fair value of warrant liability	1,635,652
Exercise of warrants	—
Warrant liability at June 30, 2020	$7,752,534

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income/(loss) for basic earnings per share	$20,890,158	$(3,162,492)	$11,992,629	$(1,532,715)
Less: Change in fair value of warrants	—	656,523	—	3,792,788
Net income/(loss), adjusted for change in fair value of warrants for diluted earnings per share	$20,890,158	$(3,819,015)	$11,992,629	$(5,325,503)
Weighted-average shares	80,340,695	80,986,524	80,790,400	80,950,124
Effect of potential common shares	176,168	1,128,137	169,412	1,179,477
Weighted-average shares: diluted	80,516,863	82,114,661	80,959,812	82,129,601
Income/(loss) per share: basic	$0.26	$(0.04)	$0.15	$(0.02)
Income/(loss) per share: diluted	$0.26	$(0.05)	$0.15	$(0.06)

For the three and six months ended June 30, 2020, diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock and unreleased restricted stock units. The dilutive effect of options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Warrants were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the three and six months ended  June 30, 2020 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of the warrants, would have been anti-dilutive. For the three and six months ended June 30, 2020, the weighted average number of shares under the warrant excluded from the calculation of diluted earnings per share were 1,140,713 and 1,108,753, respectively.

For the three and six months ended June 30, 2019, the Company incurred losses and as a result, the equity instruments listed below were excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Stock options	352,015	364,444
Stock-settled stock appreciation rights	—	3,359
Restricted stock units	527,082	518,295

The appreciation of each stock-settled stock appreciation right was capped at a determined maximum value. As a result, the weighted average number shown in the table above for stock-settled stock appreciation rights reflected the weighted average maximum number of shares that could be issued.

11.Commitments and Contingencies

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of June 30, 2020, the Company had approximately $21.3 million of purchase commitments.

12. Related Party Transactions

Board of Directors and Outside Counsel

A member of the Company’s Board of Directors is a partner at the Company’s outside counsel. During the three months ended June 30, 2020 and 2019, the Company incurred expenses of $184,000 and $122,000, respectively, related to services provided by the outside counsel.  During the six months ended June 30, 2020 and 2019, the Company incurred expenses of $303,000 and $235,000, respectively, related to services provided by the outside counsel. On June 30, 2020 the Company’s outstanding payables and accrued expenses included an approximate $106,000 liability to the outside counsel.

Board of Directors-Consulting Agreement

On October 13, 2018, the Company, entered into a consulting agreement with Dr. Eric A. Rose, a member, and former Executive Chairman, of the Company’s Board of Directors. Under the agreement, the consulting services will include assisting the Company on expanded indications for TPOXX® and other business development opportunities as requested by the Company. The term of the agreement is for two years, with compensation for such services at an annual rate of $200,000. During the three months ended June 30, 2020, the Company incurred $50,000 related to services under this agreement. During the six months ended June 30, 2020, the Company incurred $100,000 related to services under this agreement. As of June 30, 2020, the Company’s outstanding payables and accrued expenses included a $50,000 liability associated with this agreement.

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

For the three months ended June 30, 2020 and 2019, we incurred a pre-tax income/(loss) of $27.2 million and ($4.3) million, respectively, and a corresponding income tax (provision)/benefit of ($6.3) million and $1.1 million, respectively.

For the six months ended June 30, 2020 and 2019, we incurred pre-tax income/(loss) of $15.6 million and ($2.1) million, respectively, and a corresponding income tax (provision)/benefit of ($3.6) million and $0.6 million, respectively.

The effective tax rate for the three months ended June 30, 2020 was 23.2% compared to 26.2% in the three months ended June 30, 2019. The effective tax rate for the three months ended June 30, 2020 and 2019 differs from the U.S. statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

The effective tax rate for the six months ended June 30, 2020 was 23.2% compared to 28.6% in the comparable prior period. The effective tax rate for the six months ended June 30, 2020 and 2019 differs from the U.S. statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

14. Equity

The tables below present changes in stockholders' equity for the three and six months ended June 30, 2020 and 2019.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at March 31, 2020	81,047,424	$8,105	$221,057,307	$(132,923,290)	$—	$88,142,122
Net income		—	—	20,890,158	—	20,890,158
Repurchase of common stock	(2,548,681)	(255)	—	(15,222,540)	—	(15,222,795)
Payment of common stock tendered for employee stock-based compensation tax obligations	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs	120,000	12	(12)	—	—	—
Stock-based compensation	—	—	323,533	—	—	323,533
Balances at June 30, 2020	78,618,743	$7,862	$221,380,828	$(127,255,672)	$—	$94,133,018

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2019	81,269,868	$8,127	$220,808,037	$(123,032,408)	$—	$97,783,756
Net income	—	—	—	11,992,629	—	11,992,629
Repurchase of common stock	(2,773,775)	(277)	—	(16,215,893)	—	(16,216,170)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,892)	—	(9,746)	—	—	(9,746)
Issuance of common stock upon vesting of RSUs	124,542	12	(12)	—	—	-
Stock-based compensation	—	—	582,549	—	—	582,549
Balances at June 30, 2020	78,618,743	$7,862	$221,380,828	$(127,255,672)	$—	$94,133,018

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at March 31, 2019	80,941,524	$8,094	$220,222,959	$(114,161,484)	$—	$106,069,569
Net loss	—	—	—	(3,162,492)	—	(3,162,492)
Issuance of common stock upon vesting of RSUs	105,000	11	(11)	—	—	—
Stock-based compensation	—	—	547,390	—	—	547,390
Balances at June 30, 2019	$81,046,524	$8,105	$220,770,338	$(117,323,976)	$—	$103,454,467

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficiency
Balances at December 31, 2018	80,763,350	$8,076	$218,697,872	$(115,791,261)	$—	$102,914,687
Net loss	—	—	—	(1,532,715)	—	(1,532,715)
Issuance of common stock upon exercise of stock options	9,769	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	121,771	13	(13)	—	—	—
Issuance of common stock upon exercise of warrants	159,782	16	1,172,785	—	—	1,172,801
Payment of common stock tendered for employee stock-based compensation tax obligations	(8,148)	(1)	(56,589)	—	—	(56,590)
Stock-based compensation	—	—	956,284	—	—	956,284
Balances at June 30, 2019	81,046,524	$8,105	$220,770,338	$(117,323,976)	$—	$103,454,467

On March 5, 2020, the Company announced that the board of directors had authorized a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $50 million of the Company's common stock through December 31, 2021.  The timing and actual number of shares repurchased will depend on a variety of factors, including: exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities.  Repurchases under the program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. During the three and six months ended June 30, 2020, the Company repurchased 2.5 million, and 2.8 million shares of common stock, respectively, for approximately $15.2 million, and $16.2 million, respectively.

15. Leases

The Company leases its Corvallis, Oregon, facilities and office space under an operating lease, which was signed on November 3, 2017 and commenced on January 1, 2018. The initial term of this lease was to expire on December 31, 2019 after which the Company has two successive renewal options; one for two years and the other for three years. In the second quarter of 2019, the Company exercised the first renewal option, which extended the lease expiration date to December 31, 2021.

On May 26, 2017 the Company and M&F entered into a ten-year office lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet in New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Operating lease costs totaled $0.3 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.3 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the weighted-average remaining lease term of the Company’s operating leases was 5.95 years while the weighted-average discount rate was 4.53%.

Future undiscounted cash flows under operating leases as of June 30, 2020 are expected to be as follows:

2020	$247,288
2021	600,362
2022	368,467
2023	402,078
2024	404,258
Thereafter	982,880
Total undiscounted cash flows under leases	3,005,333
Less: Imputed interest	(418,153)
Present value of lease liabilities	$2,587,180

As of June 30, 2020, approximately $2.2 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

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

As of the filing date of this document, the Company has not identified or been notified by government customers of impediments to the continued full performance of their government contracts. Additionally, the Company’s supply chain for the manufacture of TPOXX® has remained operational without material disruption to TPOXX®-related manufacture, and in the ordinary course of operations, the supply chain has secured sufficient raw materials to support the ultimate manufacture and product delivery of at least 363,000 courses of oral TPOXX® (number of courses specified in April 2020 option exercise under the 19C BARDA Contract). With regard to day-to-day operations, the COVID-19 pandemic has slowed the daily pace of execution of government contracts, as government staff overseeing SIGA contracts has been involved directly or indirectly in the federal government’s response to the pandemic, which has diverted government staff time normally directed toward contract matters involving SIGA. With respect to research and development activities, the Company does expect delays in connection with certain research and development activities, such as those that involve clinical trials.  The Company does not currently expect any pandemic-related delays in research and development to have a material adverse impact on the financial condition or annual financial results of the Company, or its long-term performance, but cannot give assurances as to the extent of the impact at this time.

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

BARDA Contracts-TPOXX®

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of June 30, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $ 602.5 million of payments, of which approximately $ 51.7  million of payments are included within the base period of performance of five years, approximately $ 127.1 million of payments are related to exercised options and up to approximately $ 423.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four modified procurement-related options provides for the payment of $ 11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®. This option was exercised simultaneously with the aforementioned modification. Each of the other three options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $ 33.8 million. These options were exercised on April 29, 2020. In total, the four options under the May 2019 modification provide for the purchase of raw material for and the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $ 112.5 million. The option modification did not change the overall total potential value of the 19C BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The bas e period of performance specifies potential payments of approximately $ 51.7  million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of June 30, 2020 , the Company had received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $4.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of June 30, 2020 and December 31, 2019; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $ 127.1 million. There are exercised options for the following activities: payments up to $ 11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®, payments up to $ 101.3 million for the delivery of up to  363,070 courses of oral TPOXX®; and, payments of up to $ 14.6 million for funding of post-marketing activities for oral TPOXX®. As of June 30, the Company has received the following payments in connection with exercised options: $ 11.2 million was received for the procurement of raw materials and such amount was initially recorded as deferred revenue, with $ 3.6 million of this amount being recognized as revenue due to the June delivery of approximately  117,000 courses of oral TPOXX® (the remaining $ 7.6 million of deferred revenue is expected to be recognized as revenue when additional courses of oral TPOXX®, containing raw materials for which the Company has been paid, are delivered to the Strategic Stockpile or placed in vendor-managed inventory); and $2.3 million has been received in connection with post-marketing activities for oral TPOXX®. In July, the Company received a $32.6 million payment for the June delivery of approximately 117,000 courses of oral TPOXX®; in the second quarter, 2020, $36.2 million of revenue was recognized in connection with this product delivery, of which $32.6 million relates to the amount invoiced for product delivery and acceptance, and $3.6 million relates to amounts that were previously received and recorded as deferred revenue.

Unexercised options specify potential payments up to approximately $ 423.7 million in total (if all such options are exercised). There are options for the following activities: payments of up to $ 337.7 million for the delivery of up to approximately 1,089,000 courses of oral TPOXX® to the Strategic Stockpile; payments of up to $ 76.8 million for the manufacture of up to 192,000 courses of IV FDP, of which up to $ 30.7  million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $ 5.6 million for supportive procurement activities.

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

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a separate development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates in February 2024. As of June 30, 2020, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $2.2 million. See Note 3 to the condensed consolidated financial statements regarding the 19C BARDA Contract.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with initial available funding of $12.4 million, from the United States Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In May 2020, the DoD increased the scope and the contract value to a total of $26 million with current available funding of $23 million. As of June 30, 2020, the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the award, as modified, of up to approximately $22.6 million. The period of performance for this contract, as modified, terminates on July 31, 2025.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

International Promotion of Oral TPOXX®

On April 3, 2020, the Company announced that the Canadian Department of National Defence (the “CDND”) awarded a contract (the "Canadian Contract") to Meridian Medical Technologies, Inc., a Pfizer Company ("Meridian"), pursuant to which the CDND will purchase up to 15,325 courses of oral TPOXX® over four years for total potential payments of $14.3 million. In the second quarter 2020, CDND purchased 2,500 courses for $2.3 million. The remaining purchases are at the option of the CDND and are expected to occur after regulatory approval of oral TPOXX® in Canada. Meridian is the CDND's counterparty under the Canadian Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.  The contract award was coordinated between SIGA and Meridian under the international promotion agreement (the "International Promotion Agreement") that was entered into by the parties on June 3, 2019.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

For the three months ended June 30, 2020, revenues from product sales and supportive services were $38.6 million, of which $36.2 million relates to the delivery and acceptance of approximately 117,000 courses of oral TPOXX® to the Strategic Stockpile under the 19C BARDA Contract and $2.3 million relates to the delivery and acceptance of 2,500 courses of oral TPOXX® to the CDND. There were no product deliveries for the three months ended June 30, 2019.

Revenues from research and development activities for the three months ended June 30, 2020 and 2019, were $1.7 million and $3.9 million, respectively. The decrease in revenue of approximately $2.2 million, or 56%, primarily reflects the impact of a cumulative catch-up adjustment recognized during the three months ended June 30, 2019. During the three months ended June 30, 2019, the Company completed its negotiation with representatives of the U.S. government for a change in the application of certain reimbursement rates in the contract. The change in the application of those reimbursement rates increased the overall transaction price of the IV Formulation R&D Contract but did not change the estimate of costs to complete under the input method calculation.  As a result, the Company accounted for this as a change in the transaction price and recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million representing the impact of the change in the application of those reimbursement rates from January 2016 through March 2019. This decrease was partially offset by an increase of $1.0 million in revenues from our federal contracts supporting the development of oral TPOXX® and IV TPOXX® because the scope of development activities related to both products has increased.

Cost of sales and supportive services for the three months ended June 30, 2020 were $4.8 million and there were no such expenses for the three months ended June 30, 2019. Such costs in 2020 were associated with the delivery and acceptance of approximately 119,000 courses of oral TPOXX®. There were no product deliveries for the three months ended June 30, 2019.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2020 and 2019 were $3.9 million and $3.4 million, respectively. The increase of approximately $0.5 million or 14% primarily reflects the commission expense associated with the sale of oral TPOXX® to the CDND in May 2020.

Research and development (“R&D”) expenses for the three months ended June 30, 2020 and 2019 were $2.7 million and $2.0 million, respectively, reflecting an increase of approximately $0.7 million, or 33%. The increase is primarily attributable to an increase in direct vendor-related expenses supporting the development of oral TPOXX® and IV TPOXX®.

Patent expenses were $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Interest expense for the three months ended June 30, 2019 was $4.0 million. The $4.0 million of interest for the three months ended June 30, 2019 includes $1.1 million of accretion of unamortized costs and fees related to the Term Loan balance. There was no interest expense recognized for the three months ended June 30, 2020.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the three months ended June 30, 2020, we recorded a loss of approximately $1.6 million, reflecting an increase in the fair value of the liability-classified warrant primarily due to the increase in our stock price. For the three months ended June 30, 2019, we recorded a gain of approximately $0.7 million reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

There was minimal other income for the three months ended June 30, 2020. Other income of $0.7 million for the three months ended June 30, 2019 reflects interest income on the Company's cash and cash equivalent balances held in restricted and unrestricted accounts.

For the three months ended June 30, 2020 and 2019, we incurred pre-tax income/(loss) of $27.2 million and ($4.3) million, respectively, and a corresponding income tax (provision) benefit of ($6.3) million and $1.1 million, respectively. The effective tax rate during the three months ended June 30, 2020 and 2019 was 23.2% and 26.2%, respectively. Our effective tax rate for the periods ended June 30, 2020 and 2019 differs from the statutory rate primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Six Months Ended June 30, 2020 and 2019

For the six months ended June 30, 2020 and 2019, revenues from product sales and supportive services were $38.7 million and $7.1 million, respectively. Such revenues in 2020 include $36.2 million of revenue related to the delivery and acceptance of approximately 117,000 courses of oral TPOXX® to the Strategic Stockpile under the 19C BARDA Contract and $2.3 million of revenue related to the delivery and acceptance of 2,500 courses of oral TPOXX® to the CDND. Such revenues in 2019 were associated with the delivery of approximately 23,000 courses of oral TPOXX® to the Strategic Stockpile under the 19C BARDA Contract.

Revenues from research and development activities for the six months ended June 30, 2020 and 2019, were $4.2 million and $7.2 million, respectively. The net decrease in revenue of approximately $3.0 million, or 41% primarily reflects the impact of a cumulative catch-up adjustment recognized during the six months ended June 30, 2019. During the six months ended June 30, 2019, the Company completed its negotiation with representatives of the U.S. government for a change in the application of certain reimbursement rates in the contract.  The change in the application of those reimbursement rates increased the overall transaction price of the IV Formulation R&D Contract but did not change the estimate of costs to complete under the input method calculation.  As a result, the Company accounted for this as a change in the transaction price and recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million representing the impact of the change in the application of those reimbursement rates from January 2016 through March 2019. Additionally, the net decrease in revenues from research and development activities reflects a $1.0 million revenue decrease in connection with a decrease in IV TPOXX® activity. These decreases were partially offset by a revenue increase of approximately $1.3 million associated with oral TPOXX®. Revenue in connection with the development of oral TPOXX® has increased because the scope of development activities related to oral TPOXX® has increased.

Cost of sales and supportive services for the six months ended June 30, 2020 and 2019, were $4.9 million and $0.9 million, respectively. Such costs in 2020 and 2019 were associated with the delivery and acceptance of approximately 119,000 and 23,000 courses of oral TPOXX®, respectively.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2020 and 2019, were $7.0 million and $6.6 million, respectively. The increase of approximately $0.4 million or 7% primarily reflects the commission expense associated with the sale of oral TPOXX® to the CDND in May 2020.

Research and development (“R&D”) expenses for the six months ended June 30, 2020 and 2019 were $5.9 million and $6.0 million, respectively, reflecting a decrease of approximately $0.1 million, or 3%. The net decrease is attributable to a decrease in direct vendor-related expenses supporting the development of IV TPOXX® partially offset by an increase in direct vendor-related expenses supporting the development of oral TPOXX®.

Patent expenses were $0.4 million and $0.4 million, respectively, for the six months ended June 30, 2020 and 2019. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

In connection with the voluntary repayment of the Term Loan on March 13, 2020, we recognized a loss on the extinguishment of the Term Loan of approximately $5.0 million for the six months ended June 30, 2020.

Interest expense for the six months ended June 30, 2020 and 2019 was $3.0 million and $7.9 million, respectively. The $3.0 million of interest for the six months ended June 30, 2020 includes $0.9 million of accretion of unamortized costs and fees (prior to repayment of the Term Loan). The $7.9 million of interest for the six months ended June 30, 2019 includes $2.2 million of accretion of unamortized costs and fees related to the Term Loan balance.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the six months ended June 30, 2020, we recorded a loss of approximately $1.6 million, reflecting an increase in fair value of the liability-classified warrant primarily due to the increase in our stock price. For the six months ended June 30, 2019, we recorded a gain of approximately $3.8 million reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

Other income of  $0.4 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively reflects interest income on the Company's cash and cash equivalent balances held in restricted and unrestricted accounts.

For the six months ended June 30, 2020 and 2019, we incurred pre-tax income/(loss) of $15.6 million and ($2.1) million, respectively, and a corresponding income tax (provision) benefit of ($3.6) million and $0.6 million, respectively. The effective tax rate during the six months ended June 30, 2020 and 2019 was 23.2% and 28.6%, respectively. Our effective tax rate for the periods ended June 30, 2020 and 2019 differs from the statutory rate primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Liquidity and Capital Resources

As of June 30, 2020, we had $53.1 million in cash and cash equivalents compared with $65.2 million at December 31, 2019. Additionally, in comparison to $95.7 million of restricted cash at December 31, 2019, there was no restricted cash as of June 30, 2020 given that the Term Loan was repaid in March 2020.  The restricted cash was available to pay interest, fees and principal related to the Term Loan. The Company voluntarily prepaid the Term Loan on March 13, 2020 in an approximately aggregate amount of $87.2 million, including accrued interest. Upon repayment of the Term Loan, there are no restrictions on the use of our cash and cash equivalents.

Operating Activities

We prepare our condensed consolidated statement of cash flows using the indirect method. Under this method, we reconcile net income (loss) to cash flows from operating activities by adjusting net (loss) income for those items that impact net income (loss) but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to stock-based compensation, loss on the extinguishment of the Term Loan, deferred income taxes, non-cash interest expense and changes in the fair value of our warrant liability, gains and losses from various transactions and changes in the condensed consolidated balance sheet for working capital from the beginning to the end of the period.

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 was $5.8 million and $4.3 million, respectively. For the six months ended June 30, 2020, net cash usage was primarily related to customary operating activities. For the six months ended June 30, 2019, we incurred $5.7 million of cash interest expense on the Term Loan and used approximately $1.8 million in support of ordinary course working capital (accounts receivable, accounts payable, prepaids, among other items). Additionally, cash was used for customary operating activities. These cash uses were partially offset by the receipt of approximately $7.1 million from BARDA for product delivery.

Investing Activities

For the six months ended June 30, 2020 and 2019, we used cash in the amounts of $15,501 and $8,948, respectively, for capital expenditures.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 was $102.1 million, which was attributable to our voluntary prepayment of the Term Loan, of which approximately $85.9 million is recorded as a financing activity, and our repurchase of 2.8 million shares of common stock for approximately $16.2 million. Net cash used by financing activities for the six months ended June 30, 2019 was $56,590, which is attributable to the payment of tax obligations for employee common stock tendered.

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

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the U.S. Strategic National Stockpile and the enforceability of the 2011 BARDA Contract and the 19C BARDA Contract (each as defined previously, and collectively, the "BARDA Contracts") with BARDA. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that the COVID-19 pandemic could impact SIGA’s operations by disrupting SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts and (xiv) the risk that the U.S. government’s responses (including inaction) to the national or global economic situation or infectious disease such as COVID-19 may affect SIGA’s business adversely, as well as the risks and uncertainties included in Item 1A “Risk Factors” on Form 10-K for the fiscal year ended December 31, 2019. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2020 to April 30, 2020	-	$-	-	$-
May 1, 2020 to May 31, 2020	892,100	5.88	892,100	43,759,603
June 1, 2020 to June 30, 2020	1,656,581	6.02	1,656,581	33,783,829
	2,548,681	$5.97	2,548,681

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

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).
3.2	Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).
3.3	Amendment to Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 13, 2016).
10.1	Amendment of Solicitation/Modification of Contract 0005, dated April 29, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	August 6, 2020	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)