Form 10-Q
period 2020-09-30
SIGA TECHNOLOGIES INC
filed 2020-11-05
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2020
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

As of October 23, 2020, the registrant had outstanding 77,399,505 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$78,663,526	$65,249,072
Restricted cash and cash equivalents, short-term	-	95,737,862
Accounts receivable	40,398,708	4,167,996
Inventory	10,747,532	9,652,855
Prepaid expenses and other current assets	1,290,388	5,234,000
Total current assets	131,100,154	180,041,785

Property, plant and equipment, net	2,236,668	2,618,303
Deferred tax assets, net	6,484,111	14,151,002
Goodwill	898,334	898,334
Other assets	702,885	856,766
Total assets	$141,422,152	$198,566,190
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,118,307	$3,054,032
Accrued expenses and other current liabilities	15,182,437	8,636,911
Total debt, current	-	80,044,866
Total current liabilities	16,300,744	91,735,809
Warrant liability	9,026,690	6,116,882
Other liabilities	3,134,304	2,929,743
Total liabilities	28,461,738	100,782,434
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 77,770,284 and 81,269,868, issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	7,777	8,127
Additional paid-in capital	221,587,384	220,808,037
Accumulated deficit	(108,634,747)	(123,032,408)
Total stockholders’ equity	112,960,414	97,783,756
Total liabilities and stockholders’ equity	$141,422,152	$198,566,190

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Product sales and supportive services	$41,810,192	$3,915,335	$80,547,651	$11,057,735
Research and development	2,451,215	4,195,989	6,682,298	11,420,284
Total revenues	44,261,407	8,111,324	87,229,949	22,478,019

Operating expenses
Cost of sales and supportive services	5,559,215	737,274	10,465,078	1,652,641
Selling, general and administrative	3,566,258	3,196,370	10,613,267	9,755,165
Research and development	2,073,613	3,343,521	7,933,404	9,379,125
Patent expenses	164,102	173,580	520,902	543,806
Total operating expenses	11,363,188	7,450,745	29,532,651	21,330,737
Operating income	32,898,219	660,579	57,697,298	1,147,282
(Loss) gain from change in fair value of warrant liability	(1,274,156)	981,923	(2,909,808)	4,774,711
Loss on extinguishment of Term Loan	-	-	(4,981,461)	-
Interest expense	-	(3,971,952)	(3,016,817)	(11,871,401)
Other income, net	24,932	759,881	469,226	2,233,588
Income (loss) before income taxes	31,648,995	(1,569,569)	47,258,438	(3,715,820)
(Provision) benefit for income taxes	(7,461,038)	363,742	(11,077,854)	977,278
Net and comprehensive income (loss)	$24,187,957	$(1,205,827)	$36,180,584	$(2,738,542)
Basic income (loss) per share	$0.31	$(0.01)	$0.45	$(0.03)
Diluted income (loss) per share	$0.31	$(0.03)	$0.45	$(0.09)
Weighted average shares outstanding: basic	78,080,461	81,064,927	79,880,493	80,988,813
Weighted average shares outstanding: diluted	78,168,070	82,181,858	80,051,778	82,148,333

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income/(loss)	$36,180,584	$(2,738,542)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and other amortization	397,136	395,540
Loss/(gain) on change in fair value of warrant liability	2,909,808	(4,774,711)
Stock-based compensation	963,372	1,717,380
Deferred income taxes, net	7,666,891	(1,065,675)
Loss on extinguishment of Term Loan	4,981,461	-
Non-cash interest expense	887,132	3,363,712
Changes in assets and liabilities:
Accounts receivable	(36,230,712)	(1,258,568)
Inventory	1,507,995	(1,022,951)
Prepaid expenses and other assets	1,494,821	2,189,076
Accounts payable, accrued expenses and other liabilities	474,736	(697,325)
Deferred revenue	4,339,626	(47,939)
Net cash provided by/(used in) operating activities	25,572,850	(3,940,003)
Cash flows from investing activities:
Capital expenditures	(15,501)	(29,092)
Net cash used in investing activities	(15,501)	(29,092)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(184,009)	(199,810)
Repurchase of common stock	(21,783,289)	-
Repayment of Term Loan	(85,913,459)	-
Net cash used in financing activities	(107,880,757)	(199,810)
Net decrease in cash, cash equivalents and restricted cash	(82,323,408)	(4,168,905)
Cash, cash equivalents and restricted cash at the beginning of period	160,986,934	180,396,910
Cash, cash equivalents and restricted cash at end of period	$78,663,526	$176,228,005

Supplemental disclosure of non-cash activities:
Conversion of warrants to common stock	$-	$1,172,801
Issuance of common stock upon cashless exercise	$-	$118,500

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2019, included in the 2019 Annual Report on Form 10-K. All terms used but not defined elsewhere herein have the meaning ascribed to them in the Company’s 2019 Annual Report on Form 10-K filed on March 5, 2020. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2019 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

All of the Company’s revenue is derived from long-term contracts that span multiple years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of September 30, 2020, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: six performance obligations relate to research and development services; two relate to manufacture and delivery of product; and one is associated with storage of product. The aggregate amount of transaction price allocated to remaining performance obligations was $100.9 million as of September 30, 2020. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  September 30, 2020, the accounts receivable balance in the condensed balance sheet includes approximately $2.5 million of unbilled receivables. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the nine months ended September 30, 2020, the Company recognized revenue of $0.1 million that was included in deferred revenue at the beginning of the period.

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

The following tables reconcile cash, cash equivalents and restricted cash per the condensed consolidated statements of cash flows to the condensed consolidated balance sheet for each respective period:

	As of
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$78,663,526	$65,249,072
Restricted cash-short term	—	95,737,862
Cash, cash equivalents and restricted cash	$78,663,526	$160,986,934

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$78,095,231	$100,652,809
Restricted cash-short term	11,053,200	11,452,078
Restricted cash-long term	87,079,574	68,292,023
Cash, cash equivalents and restricted cash	$176,228,005	$180,396,910

Repurchase of shares

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. The excess of the purchase price above par value of repurchased shares that are retired is presented as an increase to accumulated deficit (or a reduction of retained earnings, if any).

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016- 13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016- 13"). ASU 2016- 13 requires an entity to measure and recognize expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of this standard had no impact on the consolidated financial statements.

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of September 30, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $127.1 million of payments are related to exercised options and up to approximately $423.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four modified procurement-related options provides for the payment of $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®. This option was exercised simultaneously with the aforementioned modification. Each of the other three options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $33.8 million. These options were exercised on April 29, 2020. In total, the four options under the May 2019 modification provide for the purchase of raw material for and the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $112.5 million. The option modification did not change the overall total potential value of the 19C BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2020, the Company had received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $4.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of September 30, 2020 and December 31, 2019; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $127.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®, payments up to $101.3 million for the delivery of up to 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2020, the Company has received the following payments in connection with exercised options: $11.2 million was received for the procurement of raw materials and such amount was initially recorded as deferred revenue, with $7.7 million of this amount being recognized as revenue due to  June and September deliveries of approximately 251,000 courses, in the aggregate, of oral TPOXX® (the remaining $3.5 million of deferred revenue is expected to be recognized as revenue in the fourth quarter of 2020, in conjunction with the delivery to the Strategic Stockpile of approximately 112,000 courses of oral TPOXX®, which contain raw materials for which the Company has been paid); $32.6 million was received in connection with the June delivery of approximately 117,000 courses of oral TPOXX®; and $2.3 million has been received in connection with post-marketing activities for oral TPOXX®. In October 2020, the Company received payment of the $37.3 million account receivable for the September delivery of approximately 134,000 courses of oral TPOXX®. In the third quarter of 2020, $41.4 million of revenue was recognized in connection with this product delivery, of which $37.3 million relates to the amount invoiced for product delivery and acceptance, and $4.1 million relates to amounts that were previously received and recorded as deferred revenue, as such amounts were not previously delivered. During the nine months ended September 30, 2020, $77.7 million of revenue was recognized in connection with the June and September product deliveries, of which $69.9 million relates to the amounts invoiced for product delivery and acceptance, and $7.7 million relates to amounts that were previously received and recorded as deferred revenue, as deliveries containing such amounts of raw materials had not been made. In October, the Company delivered approximately 112,000 courses of oral TPOXX® to the Strategic Stockpile; revenue in conjunction with this product delivery will be included in the fourth quarter of 2020 financial results.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue for other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended September 30, 2020 and 2019, the Company recognized revenues of $1.8 million and $2.2 million, respectively, on an over time basis. For the nine months ended September 30, 2020 and 2019, the Company recognized revenues of $5.2 million and $4.0 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery and therefore at a point in time for the three and nine months ended September 30, 2020 was $41.4 million and $77.7 million, respectively. For the three and nine months ended September 30, 2019, the Company recognized $3.9 million and $11.1 million of revenue, respectively, at a point in time.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract") includes a base contract, as modified, ("2011 Base Contract") as well as options. The 2011 Base Contract specifies approximately $508.4 million of payments (including exercised options), of which, as of September 30, 2020, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $45.5 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $3.1 million remains eligible to be received in the future for reimbursements of development and supportive activities.

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

The 2011 BARDA Contract expires in December 2024.

Revenues in connection with the 2011 BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Remaining performance obligations under the 2011 BARDA Contract generate revenue over time, using an input method of costs incurred to date relative to the total estimated costs at completion. For the three months ended September 30, 2020 and 2019, the Company recognized revenue of approximately $0.1 million and $0.1 million, respectively, on an over time basis. For the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $0.2 million and $0.3 million, respectively on an over time basis. For the three and nine months ended September 30, 2020, the Company recognized $0.3 million and $0.4 million, respectively, for product sales and supportive services. There was no revenue recognized for product delivery and therefore no revenue recognized at a point in time, for the three and nine months ended September 30, 2019.

International Procurement Contracts

On April 3, 2020, the Company announced that the Canadian Department of National Defence (the “CDND”) awarded a contract (the "Canadian Contract") to Meridian Medical Technologies, Inc., a Pfizer Company ("Meridian"), pursuant to which the CDND will purchase up to 15,325 courses of oral TPOXX® over four years for total potential payments of $14.3 million.  In the second quarter 2020, CDND purchased 2,500 courses for $2.3 million.  The remaining purchases are at the option of the CDND, and are expected to occur after regulatory approval of oral TPOXX® in Canada. Meridian is the CDND's counterparty under the Canadian Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.  The contract award was coordinated between SIGA and Meridian under the international promotion agreement, as amended (the "International Promotion Agreement") that was entered into by the parties on June 3, 2019.

Under the terms of the International Promotion Agreement, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian has agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA will retain ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, will also retain sales and marketing rights with respect to oral TPOXX®. SIGA’s consent shall be required for the entry into any sales arrangement pursuant to the International Promotion Agreement.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time. During the nine months ended September 30, 2020, the Company recognized $2.3 million of revenue. There was no revenue recognized during the three months ended September 30, 2020.

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a development contract with BARDA (“IV Formulation R&D Contract”). The IV Formulation R&D Contract has a period of performance that terminates in February 2024. As of September 30, 2020, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $2.0 million.

Revenues in connection with the IV Formulation R&D Contract are recognized over time, under an input method using costs incurred to date relative to the total estimated costs of completion. For the three months ended September 30, 2020 and 2019, the Company recognized revenue of $0.4 million and $1.7 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $1.1 million and $7.1 million, respectively, under this contract. During the three months ended June 30, 2019, the Company completed its negotiation with representatives of the U.S. government for a change in the application of certain reimbursement rates in the contract.  The change in the application of those reimbursement rates increased the overall transaction price of the IV Formulation R&D Contract but did not change the estimate of costs to complete under the input method calculation.  As a result, the Company accounted for this as a change in the transaction price and recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million representing the impact of the change in the application of those reimbursement rates from January 2016 through March 2019.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with initial available funding of $12.4 million, from the United States Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In May 2020, the DoD increased the scope and the contract value to a total of $26 million with current available funding of $23 million. As of September 30, 2020, the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the initial award of up to approximately $22.5 million. The period of performance for this contract, as modified, terminates on July 31, 2025. For the three and nine months ended September 30, 2020, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $0.2 million and $0.3 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Raw materials	$2,628,153	$-
Work in-process	1,657,374	8,693,457
Finished goods	6,462,005	959,398
Inventory	$10,747,532	$9,652,855

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	617,298	601,797
Furniture and fixtures	377,859	377,859
Operating lease right-of-use assets	2,944,932	2,944,932
	6,360,117	6,344,616
Less - accumulated depreciation and amortization	(4,123,449)	(3,726,313)
Property, plant and equipment, net	$2,236,668	$2,618,303

Depreciation and amortization expense on property, plant, and equipment was $397,136 and $395,540 for the nine months ended September 30, 2020 and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2020	December 31, 2019
Deferred revenue	$6,637,967	$2,298,341
Income tax payable	3,705,395	7,093
Compensation	2,497,175	2,966,139
Inventory	517,643	71,541
Lease liability, current portion	441,992	419,709
Vacation	423,205	256,402
Other	373,376	643,570
Professional fees	352,594	288,707
Research and development vendor costs	233,090	707,685
Interest payable	-	977,724
Accrued expenses and other current liabilities	$15,182,437	$8,636,911

7. Financial Instruments

2016 Warrant

On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Taking into account partial exercises of the Warrant, there were approximately 1.5 million shares underlying the Warrant as of September 30, 2020.

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

As of September 30, 2020, the fair value of the Warrant was $9.0 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk free interest rate of 0.37%; no dividend yield; an expected life of 5.92 years; and a volatility factor of 70%.

8. Debt

On March 13, 2020, the Company voluntarily prepaid the Loan Agreement in an approximate aggregate amount of $87.2 million.  The prepayment was made from restricted cash, including $80.0 million in respect of outstanding principal of the Term Loan, $4.0 million that was payable upon the repayment of the Loan Agreement, approximately $1.2 million of accrued interest, and a prepayment premium amount of approximately $1.9 million.  The prepayment was made upon the Company and the Lender agreeing to and entering into customary mutual releases reflecting that, subject to such prepayment in accordance with the terms of the Loan Agreement, all of the obligations under the Loan Agreement were released, discharged and satisfied in full.  Upon such prepayment and release, the Loan Agreement was terminated. For the nine months ended September 30, 2020, the Company recognized approximately $5.0 million of a loss on the extinguishment of the Term Loan related to the remaining unamortized discount and the prepayment premium.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classifies such liability-classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $9.0 million at September 30, 2020.

There were no transfers between levels of the fair value hierarchy for the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company had approximately $42.0 million and $56.7 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of September 30, 2020. As of December 31, 2019, the Company had approximately $5.6 million and $90.0 million of restricted cash equivalents classified as Level 1 and Level 2 financial instruments, respectively.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2019	$6,116,882
Increase in fair value of warrant liability	2,909,808
Exercise of warrants	—
Warrant liability at September 30, 2020	$9,026,690

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income/(loss) for basic earnings per share	$24,187,957	$(1,205,827)	$36,180,584	$(2,738,542)
Less: Change in fair value of warrants	—	981,923	—	4,774,711
Net income/(loss), adjusted for change in fair value of warrants for diluted earnings per share	$24,187,957	$(2,187,750)	$36,180,584	$(7,513,253)
Weighted-average shares	78,080,461	81,064,927	79,880,493	80,988,813
Effect of potential common shares	87,609	1,116,931	171,285	1,159,520
Weighted-average shares: diluted	78,168,070	82,181,858	80,051,778	82,148,333
Income/(loss) per share: basic	$0.31	$(0.01)	$0.45	$(0.03)
Income/(loss) per share: diluted	$0.31	$(0.03)	$0.45	$(0.09)

For the three and nine months ended September 30, 2020, diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock and unreleased restricted stock units. The dilutive effect of options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Warrants were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the three and nine months ended September 30, 2020 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of the warrants, would have been anti-dilutive. For the three and nine months ended September 30, 2020, the weighted average number of shares under the warrant excluded from the calculation of diluted earnings per share were 1,205,829 and 1,146,898, respectively.

For the three and nine months ended September 30, 2019, the Company incurred losses and as a result, the equity instruments listed below were excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of September 30, 2020, the Company had approximately $31.3 million of purchase commitments.

12. Related Party Transactions

Board of Directors and Outside Counsel

A member of the Company’s Board of Directors is a partner at the Company’s outside counsel. During the three months ended September 30, 2020 and 2019, the Company incurred expenses of $91,000 and $117,000, respectively, related to services provided by the outside counsel.  During the nine months ended September 30, 2020 and 2019, the Company incurred expenses of $393,000 and $353,000, respectively, related to services provided by the outside counsel. On September 30, 2020 the Company’s outstanding payables and accrued expenses included an approximate $73,000 liability to the outside counsel.

Board of Directors-Consulting Agreement

On October 13, 2018, the Company, entered into a consulting agreement with Dr. Eric A. Rose, a member, and former Executive Chairman, of the Company’s Board of Directors. Under the agreement, the consulting services included assisting the Company on expanded indications for TPOXX® and other business development opportunities as requested by the Company. The term of the agreement expired on October 13, 2020 and the agreement has not been renewed. Compensation under the agreement was at an annual rate of $200,000. During the three months ended September 30, 2020, the Company incurred $50,000 related to services under this agreement. During the nine months ended September 30, 2020, the Company incurred $150,000 related to services under this agreement. As of September 30, 2020, the Company’s outstanding payables and accrued expenses included a $50,000 liability associated with this agreement.

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated (“M&F”) entered into a ten-year Office Lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee will be $3,333 per month for the second year of the term and increasing by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three and nine months ended September 30, 2020, the Company paid expenses associated with this lease of $0.1 million and $0.3 million, respectively.

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

Under the Old HQ Sublease, the Company was obligated to pay fixed rent of approximately $60,000 per month until August 2018 and approximately $63,400 per month thereafter until the Old HQ Sublease expiration date in September, 2020. Additionally, the Company was obligated to pay certain operating expenses and taxes ("Additional Rent"), such Additional Rent being specified in the overlease between M&F and the landlord at 660 Madison Avenue (the "Old HQ Overlease").

Under the Replacement M&F Sublease, the subtenant’s rental obligations were excused for the first two (2) months of the lease term (“Rent Concession Period”). Thereafter, the subtenant was obligated to pay fixed rent of $36,996 per month for the first twelve (12) months, and is obligated to pay $37,831 per month for the next 12 months, and $38,665 per month until the scheduled expiration of the Replacement M&F Sublease in September, 2020. In addition to fixed rent, the subtenant is also obligated to pay, pursuant to the Replacement M&F Sublease, a portion of the Additional Rent specified in the Old HQ Overlease.

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

For the three months ended September 30, 2020 and 2019, we incurred a pre-tax income/(loss) of $31.6 million and ($1.6) million, respectively, and a corresponding income tax (provision)/benefit of ($7.5) million and $0.4 million, respectively.

For the nine months ended September 30, 2020 and 2019, we incurred pre-tax income/(loss) of $47.3 million and ($3.7) million, respectively, and a corresponding income tax (provision)/benefit of ($11.1) million and $1.0 million, respectively.

The effective tax rate for the three months ended September 30, 2020 was 23.6% compared to 23.2% for the three months ended September 30, 2019. The effective tax rates for the three months ended September 30, 2020 and 2019 differ from the U.S. statutory rate of 21% primarily as a result of state taxes, non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

The effective tax rate for the nine months ended September 30, 2020 was 23.4% compared to 26.3% in the comparable prior period. The effective tax rates for the nine months ended September 30, 2020 and 2019 differ from the U.S. statutory rate of 21% primarily as a result of state taxes, non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

14. Equity

The tables below present changes in stockholders' equity for the three and nine months ended September 30, 2020 and 2019.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2020	78,618,743	$7,862	$221,380,828	$(127,255,672)	$—	$94,133,018
Net income		—	—	24,187,957	—	24,187,957
Repurchase of common stock	(886,472)	(89)	—	(5,567,032)	—	(5,567,121)
Payment of common stock tendered for employee stock-based compensation tax obligations	(27,143)	(3)	(174,260)	—	—	(174,263)
Issuance of common stock upon exercise of stock options	11,822	1	(1)			—
Issuance of common stock upon vesting of RSUs	53,334	6	(6)	—	—	—
Stock-based compensation	—	—	380,823	—	—	380,823
Balances at September 30, 2020	77,770,284	$7,777	$221,587,384	$(108,634,747)	$—	$112,960,414

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2019	81,269,868	$8,127	$220,808,037	$(123,032,408)	$—	$97,783,756
Net income	—	—	—	36,180,584	—	36,180,584
Repurchase of common stock	(3,660,247)	(366)	—	(21,782,923)	—	(21,783,289)
Payment of common stock tendered for employee stock-based compensation tax obligations	(29,035)	(3)	(184,006)	—	—	(184,009)
Issuance of common stock upon exercise of stock options	11,822	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs	177,876	18	(18)	—	—	—
Stock-based compensation	—	—	963,372	—	—	963,372
Balances at September 30, 2020	77,770,284	$7,777	$221,587,384	$(108,634,747)	$—	$112,960,414

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2019	81,046,524	$8,105	$220,770,338	$(117,323,976)	$—	$103,454,467
Net loss	—	—	—	(1,205,827)	—	(1,205,827)
Issuance of common stock	53,332	5	(5)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	(25,576)	(3)	(143,217)			(143,220)
Stock-based compensation	—	—	761,096	—	—	761,096
Balances at September 30, 2019	81,074,280	$8,107	$221,388,212	$(118,529,803)	$—	$102,866,516

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Deficiency
Balances at December 31, 2018	80,763,350	$8,076	$218,697,872	$(115,791,261)	$—	$102,914,687
Net loss	—	—	—	(2,738,542)	—	(2,738,542)
Issuance of common stock upon exercise of stock options	9,769	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	121,771	12	(12)	—	—	—
Issuance of common stock upon exercise of warrants	159,782	16	1,172,785	—	—	1,172,801
Issuance of common stock	53,332	5	(5)			—
Payment of common stock tendered for employee stock-based compensation tax obligations	(33,724)	(3)	(199,807)	—	—	(199,810)
Stock-based compensation	—	—	1,717,380	—	—	1,717,380
Balances at September 30, 2019	81,074,280	$8,107	$221,388,212	$(118,529,803)	$—	$102,866,516

On March 5, 2020, the Company announced that the board of directors had authorized a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $50 million of the Company's common stock through December 31, 2021.  The timing and actual number of shares repurchased will depend on a variety of factors, including: exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities.  Repurchases under the program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. During the three and nine months ended September 30, 2020, the Company repurchased 0.9 million, and 3.7 million shares of common stock, respectively, for approximately $5.6 million, and $21.8 million, respectively.

15. Leases

The Company leases its Corvallis, Oregon, facilities and office space under an operating lease, which was signed on November 3, 2017 and commenced on January 1, 2018. The initial term of this lease was to expire on December 31, 2019 after which the Company had two successive renewal options; one for two years and the other for three years. In the second quarter of 2019, the Company exercised the first renewal option, which extended the lease expiration date to December 31, 2021.

On May 26, 2017 the Company and M&F entered into a ten-year office lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet in New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. Operating lease costs totaled $0.5 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.4 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the weighted-average remaining lease term of the Company’s operating leases was 5.81 years while the weighted-average discount rate was 4.53%.

Future cash flows under operating leases as of September 30, 2020 are expected to be as follows:

2020	$98,915
2021	600,362
2022	368,467
2023	402,078
2024	404,258
Thereafter	982,880
Total undiscounted cash flows under leases	2,856,960
Less: Imputed interest	(388,143)
Present value of lease liabilities	$2,468,817

As of September 30, 2020, approximately $2.0 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

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

COVID-19 Pandemic

The COVID-19 pandemic has caused significant societal and economic disruption.  Such disruption, and the associated risks and costs, are expected to continue for an indeterminate period of time.  Given the uncertain future course of the COVID-19 pandemic, and the uncertain scale and scope of its future impact, the Company is continually reviewing business and financial risks related to the pandemic and seeking coordination with its government partners with respect to the performance of current and future government contracts.  Additionally, the Company is continually coordinating with service providers and vendors, in particular Contract Manufacturing Organizations ("CMOs") that constitute our supply chain, to review actions and risks caused by the COVID-19 pandemic.

As of the filing date of this document, the Company has not identified or been notified by government customers of impediments to the continued full performance of their government contracts. Additionally, the Company’s supply chain for the manufacture of TPOXX® has remained operational without material disruption to TPOXX®-related manufacture, and in the ordinary course of operations, the supply chain has secured sufficient raw materials to support manufacture and product delivery activities. With regard to day-to-day operations, the COVID-19 pandemic has at times slowed the daily pace of execution of government contracts, as government staff overseeing SIGA contracts has been involved directly or indirectly in the federal government’s response to the pandemic, which has diverted government staff time normally directed toward contract matters involving SIGA. With respect to research and development activities, the Company does expect delays in connection with certain research and development activities, such as those that involve clinical trials.  The Company does not currently expect any pandemic-related delays in research and development to have a material adverse impact on the financial condition or annual financial results of the Company, or its long-term performance, but cannot give assurances as to the full extent of the impact at this time.

Overall, the COVID-19 pandemic has not adversely affected the liquidity position of the Company, nor is it currently expected to have a material adverse effect on the financial condition or financial results of the Company.  The pandemic has resulted in almost all of our employees working from home; however, the shift in location for employees has not had a material adverse impact on the day-to-day operations of the Company. If the general negative effect of the COVID-19 pandemic becomes more acute or is prolonged, there could be potential risks to our business and cash flows.

BARDA Contracts-TPOXX®

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® ("IV TPOXX®"). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of September 30, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $ 602.5 million of payments, of which approximately $ 51.7  million of payments are included within the base period of performance of five years, approximately $ 127.1 million of payments are related to exercised options and up to approximately $ 423.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. On May 20, 2019, an option for the manufacture and delivery of 363,070 courses of oral TPOXX® was modified to divide it into four procurement-related options. One of the four modified procurement-related options provides for the payment of $ 11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®. This option was exercised simultaneously with the aforementioned modification. Each of the other three options individually specifies the delivery of approximately 121,000 courses of oral TPOXX® for consideration of approximately $ 33.8 million. These options were exercised on April 29, 2020. In total, the four options under the May 2019 modification provide for the purchase of raw material for and the manufacture and delivery of 363,070 courses of oral TPOXX® for consideration of approximately $ 112.5 million. The option modification did not change the overall total potential value of the 19C BARDA Contract, nor did it change the total amount to be paid in connection with the manufacture and delivery of oral TPOXX® courses.

The bas e period of performance specifies potential payments of approximately $ 51.7  million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2020 , the Company had received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $4.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of September 30, 2020 and December 31, 2019; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $127.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®, payments up to $101.3 million for the delivery of up to 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2020, the Company has received the following payments in connection with exercised options: $11.2 million was received for the procurement of raw materials and such amount was initially recorded as deferred revenue, with $7.7 million of this amount being recognized as revenue due to June and September deliveries of approximately 251,000 courses, in the aggregate, of oral TPOXX® (the remaining $3.5 million of deferred revenue is expected to be recognized as revenue in the fourth quarter of 2020, in conjunction with the delivery to the Strategic Stockpile of approximately 112,000 courses of oral TPOXX®, which contain raw materials for which the Company has been paid); $32.6 million was received in connection with the June delivery of approximately 117,000 courses of oral TPOXX®; and $2.3 million has been received in connection with post-marketing activities for oral TPOXX®. In October 2020, the Company received payment of the $37.3 million account receivable for the September delivery of approximately 134,000 courses of oral TPOXX®. In the third quarter of 2020, $41.4 million of revenue was recognized in connection with this product delivery, of which $37.3 million relates to the amount invoiced for product delivery and acceptance, and $4.1 million relates to amounts that were previously received and recorded as deferred revenue, as such amounts were not previously delivered. During the nine months ended September 30, 2020, $77.7 million of revenue was recognized in connection with the June and September product deliveries, of which $69.9 million relates to the amounts invoiced for product delivery and acceptance, and $7.7 million relates to amounts that were previously received and recorded as deferred revenue, as deliveries containing such amounts of raw materials had not been made. In October, the Company delivered approximately 112,000 courses of oral TPOXX® to the Strategic Stockpile; revenue in conjunction with this product delivery will be included in the fourth quarter of 2020 financial results.

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

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a separate development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates in February 2024. As of September 30, 2020, the IV Formulation R&D Contract provides for future aggregate research and development funding of approximately $2.0 million. See Note 3 to the condensed consolidated financial statements regarding the 19C BARDA Contract.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with initial available funding of $12.4 million, from the United States Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In May 2020, the DoD increased the scope and the contract value to a total of $26 million with current available funding of $23 million. As of September 30, 2020, the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the award, as modified, of up to approximately $22.5 million. The period of performance for this contract, as modified, terminates on July 31, 2025.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, we may not be eligible to receive all available funds.

International Promotion of Oral TPOXX®

On April 3, 2020, the Company announced that the Canadian Department of National Defence (the “CDND”) awarded a contract (the "Canadian Contract") to Meridian Medical Technologies, Inc., a Pfizer Company ("Meridian"), pursuant to which the CDND will purchase up to 15,325 courses of oral TPOXX® over four years for total potential payments of $14.3 million. In the second quarter 2020, CDND purchased 2,500 courses for $2.3 million. The remaining purchases are at the option of the CDND and are expected to occur after regulatory approval of oral TPOXX® in Canada. Meridian is the CDND's counterparty under the Canadian Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.  The contract award was coordinated between SIGA and Meridian under the international promotion agreement, as amended (the "International Promotion Agreement") that was entered into by the parties on June 3, 2019.

Under the terms of the International Promotion Agreement, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian has agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA will retain ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, will also retain sales and marketing rights with respect to oral TPOXX®. SIGA’s consent shall be required for the entry into any sales arrangement pursuant to the International Promotion Agreement.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appears in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed on March 5, 2020. Our most critical accounting estimates include revenue recognition over time, the valuation of stock-based awards including options and warrants granted or issued by the Company and income taxes.

Results of Operations

Three Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020, revenues from product sales and supportive services were $41.8 million, which primarily relate to the delivery and acceptance of approximately 134,000 courses of oral TPOXX® to the Strategic Stockpile under the 19C BARDA Contract. Revenues from product sales and supportive services for the three months ended September 30, 2019 were $3.9 million related to the delivery and acceptance of approximately 12,700 courses of oral TPOXX® to the Strategic Stockpile under the 19C BARDA Contract.

Revenues from research and development activities for the three months ended September 30, 2020 and 2019, were $2.5 million and $4.2 million, respectively. The decrease in revenue of approximately $1.7 million, or 42%, primarily reflects a decrease in revenue from our federal contracts supporting the development of IV TPOXX® and the performance of post-marketing regulatory activities for oral TPOXX®. Revenue in connection with the development of IV TPOXX® has decreased because the scope and cost of development activities related to IV TPOXX® have decreased.

Cost of sales and supportive services for the three months ended September 30, 2020 and 2019 were $5.6 million and $0.7 million, respectively. Such costs in 2020 were associated with the manufacture and delivery of approximately 134,000 courses of oral TPOXX®. Such costs in 2019 were associated with the manufacture and delivery of approximately 12,700 courses of oral TPOXX®.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2020 and 2019 were $3.6 million and $3.2 million, respectively. The increase of approximately $0.4 million or 12% primarily reflects an increase in regulatory costs associated with our submission of a marketing authorization application ("MAA") with the European Medicines Agency for oral TPOXX®, as well as an increase in professional fees for the quarter.

Research and development (“R&D”) expenses for the three months ended September 30, 2020 and 2019 were $2.1 million and $3.3 million, respectively, reflecting a decrease of approximately $1.2 million, or 38%. The decrease is primarily attributable to a decrease in direct vendor-related expenses supporting the development of oral TPOXX® and IV TPOXX® and the performance of post-marketing regulatory activities for oral TPOXX®.

Patent expenses were $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Interest expense for the three months ended September 30, 2019 was $4.0 million. The $4.0 million of interest for the three months ended September 30, 2019 included $1.1 million of accretion of unamortized costs and fees related to the Term Loan balance. There was no interest expense recognized for the three months ended September 30, 2020 as our Term Loan was paid off in March 2020.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the three months ended September 30, 2020, we recorded a loss of approximately $1.3 million, reflecting an increase in the fair value of the liability-classified warrant primarily due to the increase in our stock price. For the three months ended September 30, 2019, we recorded a gain of approximately $1.0 million reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

There was minimal other income for the three months ended September 30, 2020. Other income of $0.8 million for the three months ended September 30, 2019 reflected interest income on the Company's cash and cash equivalent balances held in restricted and unrestricted accounts.

For the three months ended September 30, 2020 and 2019, we incurred pre-tax income/(loss) of $31.6 million and ($1.6) million, respectively, and a corresponding income tax (provision) benefit of ($7.5) million and $0.4 million, respectively. The effective tax rates during the three months ended September 30, 2020 and 2019 were 23.6% and 23.2%, respectively. Our effective tax rates for the periods ended September 30, 2020 and 2019 differ from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Nine Months Ended September 30, 2020 and 2019

For the nine months ended September 30, 2020 and 2019, revenues from product sales and supportive services were $80.5 million and $11.1 million, respectively. Such revenues in 2020 include $77.7 million of revenue related to the delivery and acceptance of approximately 251,000 courses of oral TPOXX® to the Strategic Stockpile under the 19C BARDA Contract and $2.3 million of revenue related to the delivery and acceptance of 2,500 courses of oral TPOXX® to the CDND. Such revenues in 2019 were associated with the delivery and acceptance of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile under the 19C BARDA Contract.

Revenues from research and development activities for the nine months ended September 30, 2020 and 2019, were $6.7 million and $11.4 million, respectively. The net decrease in revenue of approximately $4.7 million, or 41% primarily reflects the impact of a cumulative catch-up adjustment recognized during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company completed its negotiation with representatives of the U.S. government for a change in the application of certain reimbursement rates in the contract.  The change in the application of those reimbursement rates increased the overall transaction price of the IV Formulation R&D Contract but did not change the estimate of costs to complete under the input method calculation.  As a result, the Company accounted for this as a change in the transaction price and recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million representing the impact of the change in the application of those reimbursement rates from January 2016 through March 2019. Additionally, the net decrease in revenues from research and development activities reflects a $2.5 million revenue decrease in connection with a decrease in IV TPOXX® activity. These decreases were partially offset by a revenue increase of approximately $1.0 million associated with post-marketing regulatory activities for oral TPOXX®.

Cost of sales and supportive services for the nine months ended September 30, 2020 and 2019, were $10.5 million and $1.7 million, respectively. Such costs in 2020 and 2019 were associated with the manufacture and delivery of approximately 253,000 and 35,700 courses of oral TPOXX®, respectively.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2020 and 2019, were $10.6 million and $9.8 million, respectively. The increase of approximately $0.8 million or 9% primarily reflects the commission expense associated with the sale of oral TPOXX® to the CDND in May 2020 as well as higher regulatory costs associated with our submission of an MAA with the European Medicines Agency for oral TPOXX®.

Research and development (“R&D”) expenses for the nine months ended September 30, 2020 and 2019 were $7.9 million and $9.4 million, respectively, reflecting a decrease of approximately $1.5 million, or 15%. The net decrease is attributable to a decrease in direct vendor-related expenses supporting the development of IV TPOXX® partially offset by an increase in direct vendor-related expenses supporting the performance of post-marketing regulatory activities for oral TPOXX®.

Patent expenses were $0.5 million and $0.5 million, respectively, for the nine months ended September 30, 2020 and 2019. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

In connection with the voluntary repayment of the Term Loan on March 13, 2020, we recognized a loss on the extinguishment of the Term Loan of approximately $5.0 million for the nine months ended September 30, 2020.

Interest expense for the nine months ended September 30, 2020 and 2019 was $3.0 million and $11.9 million, respectively. The $3.0 million of interest for the nine months ended September 30, 2020 includes $0.9 million of accretion of unamortized costs and fees (prior to repayment of the Term Loan). The $11.9 million of interest for the nine months ended September 30, 2019 includes $3.4 million of accretion of unamortized costs and fees related to the Term Loan balance.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the nine months ended September 30, 2020, we recorded a loss of approximately $2.9 million, reflecting an increase in fair value of the liability-classified warrant primarily due to the increase in our stock price. For the nine months ended September 30, 2019, we recorded a gain of approximately $4.8 million reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

Other income of  $0.5 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively reflects interest income on the Company's cash and cash equivalent balances held in restricted and unrestricted accounts.

For the nine months ended September 30, 2020 and 2019, we incurred pre-tax income/(loss) of $47.3 million and ($3.7) million, respectively, and a corresponding income tax (provision) benefit of ($11.1) million and $1.0 million, respectively. The effective tax rates during the nine months ended September 30, 2020 and 2019 were 23.4% and 26.3%, respectively. Our effective tax rates for the periods ended September 30, 2020 and 2019 differ from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Liquidity and Capital Resources

As of September 30, 2020, we had $78.7 million in cash and cash equivalents compared with $65.2 million at December 31, 2019. Additionally, in comparison to $95.7 million of restricted cash at December 31, 2019, there was no restricted cash as of September 30, 2020 given that the Term Loan was repaid in March 2020.  The restricted cash was available to pay interest, fees and principal related to the Term Loan. The Company voluntarily prepaid the Term Loan on March 13, 2020 in an approximate aggregate amount of $87.2 million, including accrued interest. Upon repayment of the Term Loan, there are no restrictions on the use of our cash and cash equivalents.

Operating Activities

We prepare our condensed consolidated statement of cash flows using the indirect method. Under this method, we reconcile net income/(loss) to cash flows from operating activities by adjusting net income/(loss) for those items that impact net income/(loss) but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to stock-based compensation, loss on the extinguishment of the Term Loan, deferred income taxes, non-cash interest expense and changes in the fair value of our warrant liability, gains and losses from various transactions and changes in the condensed consolidated balance sheet for working capital from the beginning to the end of the period.

Net cash provided by/(used in) operating activities for the nine months ended September 30, 2020 and 2019 was $25.6 million and ($3.9) million, respectively. For the nine months ended September 30, 2020, the receipt of approximately $32.6 million from BARDA for product delivery and acceptance was partially offset by net cash usage primarily related to customary operating activities. For the nine months ended September 30, 2019, we incurred $8.5 million of cash interest expense on the Term Loan and used approximately $0.8 million in support of ordinary course working capital (accounts receivable, accounts payable, and prepaids, among other items). Additionally, cash was used for customary operating activities. These cash uses were partially offset by the receipt of approximately $11.1 million from BARDA for product delivery; $11.4 million from R&D contracts; and $2.2 million of interest income.

Investing Activities

For the nine months ended September 30, 2020 and 2019, we used cash in the amounts of $15,501 and $29,092, respectively, for capital expenditures.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 was $107.9 million, which was principally attributable to our voluntary prepayment of the Term Loan, of which approximately $85.9 million is recorded as a financing activity, and our repurchase of 3.7 million shares of common stock for approximately $21.8 million. Net cash used by financing activities for the nine months ended September 30, 2019 was $0.2 million, which was attributable to the payment of tax obligations for employee common stock tendered.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently adopted on the Company's condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objectives are the preservation of investment capital. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk and changes in the financial standing of the issuers of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability-classified warrant in which 1.5 million shares of SIGA common stock can be purchased at a strike price of $1.50 per share. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability-classified warrant will increase by approximately $1.5 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2020 to July 31, 2020	527,932	$5.94	527,932	$30,645,387
August 1, 2020 to August 31, 2020	38,502	6.70	38,502	30,387,430
September 1, 2020 to September 30, 2020	320,038	6.78	320,038	28,216,709
	886,472	$6.28	886,472

On March 5, 2020, the Company announced that the Board of Directors had authorized a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $50 million of the Company’s common stock through December 31, 2021. The timing and actual number of shares repurchased will depend on a variety of factors, including: exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities. Prior to executing any repurchases under this program, the Company’s Term Loan needed to be fully repaid or its terms needed to be amended to allow for share repurchases.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).
3.2	Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).
3.3	Amendment to Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 13, 2016).
10.1	Amendment of Solicitation/Modification of Contract 00021, dated July 2, 2020, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed).
10.2

Amendment of Solicitation/Modification of Contract 00019, dated July 20, 2020, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 5, 2020	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)