Form 10-K
period 2020-12-31
SIGA TECHNOLOGIES INC
filed 2021-03-04
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☐.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2020 as reported on The Nasdaq Global Market was approximately $306,491,182.

As of February 16, 2021 the registrant had outstanding 76,748,446 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2021 Annual	Part III
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

We are a commercial-stage pharmaceutical company. Our lead product, TPOXX® (“oral TPOXX®”), is a U.S. Food & Drug Administration ("FDA")-approved oral formulation antiviral drug for the treatment of human smallpox disease caused by variola virus.

BARDA Contracts-TPOXX®

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $127.1 million of payments are related to exercised options and up to approximately $423.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2020, the Company had received or billed for $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $9.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2020 and December 31, 2019; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $127.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®, payments up to $101.3 million for the delivery of up to 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2020, the Company has received the following payments in connection with exercised options: $11.2 million was received for the procurement of raw materials and such amount was initially recorded as deferred revenue and was recognized as revenue during the year ended December 31, 2020, with deliveries of approximately 363,000 courses, in the aggregate, of oral TPOXX®; $101.3 million was received in connection with the June, September and October deliveries, in total, of approximately 363,000 courses of oral TPOXX®; and $5.4 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). If BARDA decides to only exercise IV BDS Options, then the Company would receive payments up to $30.7 million; alternatively, if BARDA decides to exercise both IV BDS Options and IV FDP Options, then the Company would receive payments up to $76.8 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP. The Company estimates that sales of the IV formulation under this contract (under current terms), assuming the IV FDP Options were exercised, would have a gross margin (sales less cost of sales, as a percentage of sales) that is less than 40%.

Under the terms of this contract, exercise of procurement options are at the sole discretion of BARDA. The request for proposal that preceded the award of the 19C BARDA Contract indicated that the expected purpose of the contract was to maintain the level of smallpox antiviral preparedness in the Strategic Stockpile. Based on prior product delivery activity, and current FDA-approved shelf life of oral TPOXX®, the Company estimates that approximately one million courses of smallpox antiviral treatment would need to be delivered to the U.S. Government between 2021 and 2023 in order to maintain stockpile levels of unexpired smallpox antiviral treatment during this period.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract”) includes a base contract, as modified, (“2011 Base Contract”) as well as options. The 2011 Base Contract specifies approximately $508.4 million of payments (including exercised options), of which, as of December 31, 2020, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $45.6 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $3.0 million remains eligible to be received in the future for reimbursements of development and supportive activities.

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

The 2011 BARDA Contract expires in December 2024.

International Procurement Contracts

Contract with Public Health Agency of Canada

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian Medical Technologies, Inc. (“Meridian,” a Pfizer Company) (the “Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. The Contract specifies firm commitments for the purchase of approximately $3.4 million of oral TPOXX® to occur by March 31, 2021 and a cumulative purchase of approximately $17 million of oral TPOXX® by March 31, 2023; the remaining courses under the Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC. To date, SIGA has not finalized any deliveries yet in connection with this contract. The contract award was coordinated between SIGA and Meridian under an international promotion agreement, as amended (the "International Promotion Agreement") that was entered into by the parties on June 3, 2019. As such, Meridian is the PHAC's counterparty under the Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

Canadian Military Contract

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND will purchase up to approximately $14 million of oral TPOXX® over four years.  In the second quarter 2020, CDND purchased $2.3 million of oral TPOXX®.  The remaining purchases are at the option of the CDND, and are expected to occur after regulatory approval of oral TPOXX® in Canada. Meridian is the CDND's counterparty under the Canadian Military Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

International Promotion Agreement

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

The fee Meridian retains pursuant to the International Promotion Agreement will be a specified percentage of the collected proceeds of sales of oral TPOXX® net of certain expenses, for years in which customer invoiced amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for years in which such net invoiced amounts exceed the specified threshold.  Taking into account Meridian’s fee and manufacturing costs of oral TPOXX®, it is currently estimated by the Company that international sales of oral TPOXX® will have a contribution margin (as expressed as a percentage of product sales, and before any consideration of expenses not directly related to manufacturing or Meridian activities) of between approximately 65% and 80%.

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

For IV TPOXX®, SIGA expects to file a new drug application ("NDA") for IV TPOXX® as early as during the second quarter of 2021. Based on its review of the NDA, the FDA will decide whether to approve IV TPOXX® and whether to impose any marketing restrictions or require additional post-approval clinical studies. This review process will typically take ten months. There can be no assurance that any approval will be granted on a timely basis, if at all.

As noted above, the FDA approved oral TPOXX® for the treatment of smallpox. The Company is currently seeking regulatory approval of oral TPOXX® in Europe and Canada as well. In July 2020, the Company filed a Marketing Authorisation Application ("MAA") with the European Medicines Agency ("EMA") for oral tecovirimat, the same formulation that was approved by the FDA in July 2018 under the name TPOXX®.  The MAA was filed under the centralized application process, which, upon approval, will enable sales and marketing of oral tecovirimat in all EU member states, as well as Norway, Iceland, and Liechtenstein.  SIGA has filed its application for oral tecovirimat seeking a broader label indication covering the treatment of smallpox, monkeypox, cowpox, and complications from Vaccinia infection.

In December, 2020, the Company filed an application for marketing authorization in Canada for oral tecovirimat, using the same formulation approved by the FDA.

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

In August 2011, SIGA entered into an agreement with Albemarle. Such agreement was amended in April 2015 and expired in April 2018. On October 1, 2018, SIGA entered into a new agreement with Albemarle pursuant to which Albemarle manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in TPOXX®. The agreement provides that, during the term of the new agreement, SIGA will purchase 100% of its internal and external API requirements for TPOXX® from Albemarle until the later of (i) September 30, 2021 and (ii) such time as SIGA has purchased twelve metric tons of API from Albemarle under the new agreement. From and after the later of: (i) September 30, 2021, or (ii) such time as SIGA has purchased twelve metric tons of API from Albemarle, SIGA will purchase at least 70% of its internal and external API requirements for TPOXX® from Albemarle until the end of the term of the new agreement (as described below), unless the Company receives an offer to purchase API at a price that Albemarle is unable to match, in which event SIGA will purchase at least 30% of its internal and external API requirements for TPOXX® from Albemarle until September 30, 2023. There is no minimum amount of kilograms of API that must be used or acquired by SIGA. The following events are excluded from the “100% API” requirement: (i) if a contract entered into by SIGA for the sale of final drug product (“FDP”) requires that the product used as the API for such FDP be manufactured outside the U.S. and Albemarle is unwilling or unable to subcontract such manufacture to a party or parties that meet the terms of the agreement; (ii) if a contract entered into by SIGA for the sale of FDP in an intravenous formulation requires different specifications than those provided for under the agreement and the parties are not able to reach agreement on the necessary changes to the specifications or on pricing; or (iii) if Albemarle fails to perform any of its obligations under the agreement and does not cure such failure within 30 days of written notice from SIGA. SIGA is required to pay Albemarle within 45 days of its invoice date. Pricing for API is at a fixed price per kilogram, subject to adjustment for increases in raw material costs and/or general manufacturing costs. Albemarle is required to deliver API that conforms to specifications outlined in the agreement; the Company is not required to pay for API that does not meet specifications. The Company has 120 days to reject any shipments that do not meet such specifications or are damaged. In addition to receiving payments for API deliveries, Albemarle is also paid for related services, such as stability testing. The Company’s agreement with Albemarle is currently scheduled to expire upon the earlier of: (i) September 30, 2023, or (ii) the fulfillment of delivery obligations under the 19C BARDA Contract. Thereafter, the agreement shall renew for successive one-year renewal terms until either the Company or Albemarle provides notice of non-renewal at least 90 days prior to the expiration date of a term.

Powdersize, a Lonza Group company, micronizes and tests API for use in oral TPOXX®. The Company’s agreement with Powdersize was amended on January 11, 2019. The amended term ends on the tenth anniversary of the amendment date.

Catalent granulates, encapsulates, and tests oral TPOXX®. In addition, Catalent provides services related to commercial stability testing of drug product and preparation for tabulated stability and trend analysis for each time point. The Company’s agreement with Catalent has an initial term that ends on June 28, 2021. Thereafter, this agreement automatically renews for three years unless either party provides six months' notice of its desire to terminate the agreement prior to the expiration of the term; as of the filing date, the Company has not provided nor received notice of termination. During the term of the agreement, SIGA will purchase all of its requirements for bulk product under the 19C BARDA contract from Catalent.

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

Roquette provides an excipient to be used in the manufacturing of IV TPOXX®. The Company's agreement with Roquette has no minimum amount of manufacturing services that must be used. The Company’s agreement with Roquette has an initial term that ends on December 31, 2023. Thereafter, this agreement automatically renews on a year-by-year basis unless either party provides four months’ notice of its desire to terminate the agreement prior to the expiration of the term.

Patheon manufactures, tests and packages IV TPOXX®. SIGA agreed that Patheon will be entitled to manufacture at least 80% of IV TPOXX® offered for sale by SIGA during the first three years of the agreement, provided Patheon adheres to reasonable manufacturing standards. Thereafter, the manufacturing percentage will be as mutually agreed upon by the parties. The Company’s agreement with Patheon has an initial term that ends on the later of: December 31, 2022 or, such date as all government contracts related to IV TPOXX® are terminated. Thereafter, this agreement automatically renews for two-year increments unless either party provides twelve months’ notice of its desire to terminate the agreement prior to the expiration of the term.

As noted above, PCI is expected to provide packaging services for IV TPOXX®.

Corporate Responsibility and Sustainability

SIGA focuses on the health security market and seeks to advance global health while promoting a sustainable environment.

SIGA seeks to advance global public health through its development and commercial activities, which include (i) delivering medical countermeasures to governments and/or non-governmental organizations ("NGOs") so that governments and/or NGOs can cost-effectively stockpile treatments for potential public health emergencies and (ii) donating therapies to NGOs to treat patients with serious infectious diseases in developing countries or those who are being treated on a compassionate basis and/or within clinical trials.

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

Market for Biological Defense Programs

The market for biodefense countermeasures reflects continued awareness of the threat of global terror and biowarfare activity. The U.S. Government is the largest source of development and procurement funding for academic institutions and biopharmaceutical companies conducting biodefense research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. U.S. Government spending on biodefense programs includes development funding awarded by the National Institute of Allergy and Infectious Diseases, BARDA and the Department of Defense (“DoD”), and procurement of countermeasures by BARDA, the Strategic Stockpile and the DoD. For the fiscal year ending September 30, 2021, the budget for the U.S. Department of Health and Human Services provides an annual appropriation of approximately $2.0 billion for activities related to advanced development and procurement of medical countermeasures for biological and other threats to civilian populations.

In response to the COVID-19 pandemic, Congress has appropriated over $45 billion over the past year across four supplemental appropriations for the purposes of developing necessary countermeasures and vaccines, prioritizing platform-based technologies with U.S.-based manufacturing capabilities, the purchase of vaccines, therapeutics, diagnostics, necessary medical supplies, as well as medical surge capacity, and other preparedness and response activities. While the focus of such appropriations is to support a broad-based response to the COVID-19 pandemic, funds from these appropriations could, depending on the COVID-19 response, be available to support biodefense activities related to the development of new medical countermeasures, building and upgrading of facilities, improvement in surge capacity, and procurement of ancillary medical supplies.

We believe that potential markets for the sale of biodefense countermeasures in addition to the U.S. Government include:

•	foreign governments, including both defense and public health agencies;
•	NGOs and multinational companies, including transportation and security companies
•	healthcare providers, including hospitals and clinics; and
•	state and local governments, which may be interested in these products to protect, among others, emergency responders, such as police, fire and emergency medical personnel.

At present, oral TPOXX® is not approved for sale in the U.S. beyond sales to the U.S. Government for the purpose of stockpiling and/or usage by the Strategic Stockpile. The Company would need to meet additional regulatory requirements before sales could be made in the U.S. beyond the U.S Government.

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a separate development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates in February 2024. As of December 31, 2020, the IV Formulation R&D Contract provides for future aggregate research and development funding of up to approximately $2.1 million. See Note 3 to the consolidated financial statements regarding the 19C BARDA Contract.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with initial available funding of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In May 2020, the DoD increased the scope and the contract value to a total of $26 million with current available funding of $23 million. As of December 31, 2020, the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the award, as modified, of up to approximately $22.4 million. The period of performance for this contract, as modified, terminates on July 31, 2025.

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

Human Capital Resources and Research Facilities

As of February 16, 2021, we had 42 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.  Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants with the overall goal of having an employee base that embraces teamwork and shares a focus for using each person’s individual skills, experience and expertise in order to develop and maximize the value of corporate assets, and achieve long-term revenue and earnings growth.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of January 12, 2021, the TPOXX® patent portfolio has seven patent families consisting of 27 U.S. utility patents, 86 issued foreign patents, three U.S. utility patent applications, and 30 foreign patent applications.

The principal and material issued patents covering TPOXX® are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	May 3, 2027^
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2011	July 23, 2027
US 7687641	United States	Method of manufacturing ST-246	March 30, 2010	September 27, 2024
US 8124643	United States	Composition of matter for the ST-246 compound and Pharmaceutical compositions containing ST-246	February 28, 2012	June 18, 2024^
US 7956197	United States	Method of manufacturing ST-246	June 7, 2011	June 18, 2024
US 8530509	United States	Pharmaceutical compositions containing a mixture of compounds including ST-246	September 10, 2013	June 18, 2024

US 8802714	United States	Method of treating orthopoxvirus infection with a mixture of compounds including ST-246	August 12, 2014	June 18, 2024
US 9045418	United States	Method of manufacturing ST-246	June 2, 2015	June 18, 2024
US 9233097	United States	Liquid Pharmaceutical formulations containing ST-246	January 12, 2016	August 2, 2031
US 9339466	United States	Certain polymorph of ST-246, method of preparation of the polymorph and pharmaceutical compositions containing the polymorph	May 17, 2016	March 23, 2031
US 9546137	United States	Methods of preparing ST-246	January 17, 2017	August 14, 2033
US 9744154	United States	Polymorphic forms of ST-246 and methods of preparation	August 29, 2017	March 23, 2031
US 9862683	United States	Methods of preparing Tecovirimat	January 9, 2018	August 14, 2033
US 9670158	United States	Amorphous Tecovirimat preparation	June 6, 2017	July 11, 2034
US 9889119	United States	Amorphous Tecovirimat preparation	February 13, 2018	July 11, 2034
US 9907859	United States	ST-246 liquid formulations and methods	March 6, 2018	August 2, 2031
US 10029985	United States	Methods of preparing Tecovirimat	July 24, 2018	August 14, 2033
US 10045963	United States	Amorphous Tecovirimat preparation	August 14, 2018	July 11, 2034
US 10045964	United States	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 14, 2018	March 23, 2031
US 10124071	United States	ST-246 liquid formulations and methods	November 13, 2018	August 2, 2031
US 10155723	United States	Methods of preparing Tecovirimat	December 18, 2018	August 14, 2033
US 10406137	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	September 10, 2019	March 23, 2031
US 10406103	United States	Rehydration of micronized Tecovirimat monohydrate	September 10, 2019	November 14, 2034
US 10576165	United States	Liquid Pharmaceutical formulations containing ST-246	March 3, 2020	August 2, 2031
US 10864282	United States	Methods of preparing liquid formulations containing ST-246	December 15, 2020	August 2, 2031
US 10662155	United States	Methods of preparing Tecovirimat	May 26, 2020	August 14, 2033
US 10716759	United States	Rehydration of micronized Tecovirimat monohydrate	July 21, 2020	November 14, 2034
SG 184201	Singapore	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 22, 2015	March 23, 2031
RU 2578606	Russia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	March 27, 2016	March 23, 2031
OA 16109	OAPI/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	October 31, 2013	March 23, 2031
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	December 2, 2014	March 23, 2031
MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
MX 348481	Mexico	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	June 15, 2017	April 23, 2027
MX 347795	Mexico	ST-246 liquid formulations and methods	May 15, 2017	August 2, 2031
MX 361428	Mexico	Polymorphic forms of ST-246 and methods of preparation	December 6, 2018	March 23, 2031
MX 363189	Mexico	Use of pharmaceutical compositions containing ST-246	March 14, 2019	April 23, 2027
MX 368106	Mexico	ST-246 liquid formulations and methods	September 19, 2019	August 2, 2031
KR 101868117	Korea	ST-246 liquid formulations and methods	June 8, 2018	August 2, 2031
JP 4884216	Japan	Therapeutic agent for treating orthopoxvirus including ST-246, pharmaceutical composition of matter for the ST-246 compound and method of manufacturing ST-246	December 16, 2011	June 18, 2024
JP 5657489	Japan	Method of manufacturing ST-246	December 5, 2014	June 18, 2024
JP 5898196	Japan	Liquid Pharmaceutical formulations containing ST-246	March 11, 2016	August 2, 2031
JP 6018041	Japan	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 7, 2016	March 23, 2031
JP 6188802	Japan	Methods of preparing Tecovirimat	August 10, 2017	August 14, 2033
JP 6444460	Japan	Methods of preparing Tecovirimat	December 7, 2018	August 14, 2033
JP 6564514	Japan	Methods of preparing Tecovirimat	August 2, 2019	August 14, 2033

JP 6594303	Japan	Rehydration of micronized Tecovirimat monohydrate	October 4, 2019	November 14, 2034
BR 112012023743-8	Brazil	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 18, 2020	March 23, 2031
CN 2011800245893	China	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 26, 2015	March 23, 2031
CN 2013800429237	China	Methods of preparing Tecovirimat	June 20, 2017	August 14, 2033
CN 2017103075357	China	Methods of preparing Tecovirimat	March 6, 2020	August 14, 2033
CN 2014800653387	China	Rehydration of micronized Tecovirimat monohydrate	February 7, 2020	November 14, 2034
CA 2529761	Canada	Use of ST-246 to treat orthopoxvirus infection, pharmaceutical compositions containing ST-246 and composition of matter for the ST-246 compound	August 13, 2013	June 18, 2024
CA 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027
CA 2866037	Canada	Chemicals, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	May 16, 2017	April 23, 2027
CA 2807528	Canada	Liquid Pharmaceutical formulations containing ST-246	September 25, 2018	August 2, 2031
CA 2966466	Canada	Use of ST-246 to treat orthopoxvirus infections	August 25, 2020	April 23, 2027
CA 2882506	Canada	Methods of preparing Tecovirimat	October 20, 2020	August 14, 2033
CA 2793533	Canada	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 26, 2019	March 23, 2031
AU 2004249250	Australia	Method of treating orthopoxvirus infection, pharmaceutical composition containing ST-246 and composition of matter for the ST-246 compound	March 29, 2012	June 18, 2024
AU 2007351866	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	January 10, 2013	June 18, 2024
AU 2011232551	Australia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	February 26, 2015	March 23, 2031
AU 2011285871	Australia	Liquid Pharmaceutical formulations containing ST-246	August 6, 2015	August 2, 2031
AU 2013302764	Australia	Methods of preparing Tecovirimat	April 5, 2018	August 14, 2033
AU 2012268859	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	August 18, 2016	June 18, 2024
AU 2014290333	Australia	Amorphous Tecovirimat preparation	February 21, 2019	July 11, 2034
AU 2014353235	Australia	Rehydration of micronized Tecovirimat monohydrate	August 22, 2019	November 14, 2034
AU 2018201499	Australia	Methods of preparing Tecovirimat	May 21, 2020	August 14, 2033
AU 2019208252	Australia	Rehydration of micronized Tecovirimat monohydrate	July 2, 2020	November 14, 2034
AP 3221	ARIPO*/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	April 3, 2015	March 23, 2031
ZA 2012/07141	South Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 29, 2016	March 23, 2031
ZA 2013/00930	South Africa	Liquid Pharmaceutical formulations containing ST-246	November 25, 2015	August 2, 2031
IL 201736	Israel	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	October 1, 2016	April 23, 2027
IL 236944	Israel	Methods of preparing Tecovirimat	February 1, 2017	August 14, 2033
IL 242665	Israel	Methods of preparing intermediate in the preparation of Tecovirimat	February 1, 2020	April 23, 2027
IL 224430	Israel	Liquid Pharmaceutical formulations containing ST-246	December 27, 2019	August 2, 2031
IL 242666	Israel	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2018	April 23, 2027
IL 221991	Israel	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 1, 2019	March 23, 2031

AT 1638938	Austria	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 1638938	Belgium	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 2549871	Belgium	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
BE 2600715	Belgium	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
CH 1638938	Switzerland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
CH 2549871	Switzerland	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
CH 2600715	Switzerland	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 1638938	Germany	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DE 2549871	Germany	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DE 2887938	Germany	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
DE 2600715	Germany	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 3321253	Germany	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
DE 3021836	Germany	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
DK 1638938	Denmark	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DK 2549871	Denmark	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DK 2600715	Denmark	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
ES 1638938	Spain	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FI 1638938	Finland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 1638938	France	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 2887938	France	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
FR 2549871	France	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
FR 2600715	France	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
FR 3321253	France	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
FR 3021836	France	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
GB 1638938	United Kingdom	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
GB 2887938	United Kingdom	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
GB 2549871	United Kingdom	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
GB 2600715	United Kingdom	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031

GB 3321253	United Kingdom	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
GB 3021836	United Kingdom	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
HK 1179824	Hong Kong	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 21, 2019	March 23, 2031
IE 1638938	Ireland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
IT 502017000078377	Italy	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
NL 1638938	Netherlands	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
PL 1638938	Poland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
SE 1638938	Sweden	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024

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

In addition to the patents listed in the above chart, the principal and material patent applications covering TPOXX® include patent filings in multiple jurisdictions, including the United States, Europe, Asia, Australia, and other commercially significant markets. We hold 33 patent applications currently pending with respect to various compositions of TPOXX®, methods of manufacturing, methods of treatment, and dosage forms. Expiration dates for pending patent applications, if granted, will fall between 2027 and 2037.

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

Government Regulation

Regulatory Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of any biopharmaceutical product that we may develop. The nature and the extent to which such regulations may apply to us will vary depending on the nature of any particular product. Virtually all of our potential pharmaceutical products will require regulatory approval by governmental agencies prior to non-governmental commercialization. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or regulate the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations is complex and requires expertise and the expenditure of substantial resources.

In order to test clinically, and to manufacture and market products for diagnostic or therapeutic use, a company must comply with mandatory procedures and safety standards established by the FDA and comparable agencies in foreign countries. Before beginning human clinical testing of a potential new drug in the United States, a company must file an Investigational New Drug ("IND") application and receive clearance from the FDA. An IND application is a summary of the pre-clinical studies that were conducted to characterize the drug, including toxicity and safety studies, information on the drug’s composition and the manufacturing and quality control procedures used to produce the drug, as well as a discussion of the human clinical studies that are being proposed to evaluate the safety and efficacy of the product.

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

Foreign Regulation

As noted above, in addition to regulations in the United States, we might be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our drug candidates. Regardless of any FDA approval of a product, we may have to obtain approval of that product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The actual time required to obtain clearance to market a product in a particular foreign jurisdiction varies substantially, based upon the type, complexity and novelty of the pharmaceutical drug candidate, the specific requirements of that jurisdiction, and in some countries whether the FDA has previously approved the drug for marketing. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary from country to country. Certain foreign jurisdictions, including the European Union and Canada, have adopted certain biodefense-specific regulations akin to that available in the United States such as a procedure similar to the “Animal Rule” promulgated by the FDA for review and potential approval of biodefense products.

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

Risks Related to Our Dependence on Government Contracts

Government contracts require ongoing funding decisions by governments. A substantial percentage of potential contract revenues would come from the 19C BARDA Contract, and the majority of the potential revenue under the 19C BARDA Contract is tied to options which may or may not be exercised at the sole discretion of BARDA. Reduced or discontinued BARDA funding, or the non-exercise of contract options under the 19C BARDA Contract, could cause our business, financial condition, results of operations and prospects to suffer materially.

Government-funded contracts typically consist of a base period of performance and options for the performance of certain future activities. The value of goods and services subject to options may constitute the majority of the total value of the underlying contract, as in the case of the 19C BARDA Contract.

The funding of government programs, which fund BARDA’s purchases under the 19C BARDA Contract, is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and budgetary constraints, which result in uncertainties as to continued funding of their ongoing programs, including SIGA’s contracts.

More than 90% of remaining contract value of the 19C BARDA Contract is tied to options exercisable in the sole discretion of BARDA. There is no guarantee that any of the remaining options will be exercised, or if they are exercised when such exercise of options will occur. If some of these options are not exercised, because levels of government expenditures and authorizations for biodefense decrease or shift to other programs, or for any other reason, our business, financial condition, results of operations and prospects may suffer materially.

Government procurement contracts are mostly set at fixed prices determined at inception of the contract based on estimates of the time, resources and expenses required to perform these contracts. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these arrangements.

Remaining unexercised options under current government procurement contracts, including the 19C BARDA Contract, are predominately fixed-price. We expect that our future contracts with the U.S. Government and foreign governments for TPOXX® as well as contracts for other biodefense product candidates would also be fixed-price arrangements. Under a fixed-price contract, we are required to deliver our products at a fixed price determined at the inception of the contract regardless of the actual costs we incur, and to absorb any costs incurred in satisfaction of our obligations. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract could reduce the profitability of such contract or cause a loss, which could in turn negatively affect our operating results.

We expect future operating revenues to come significantly from contracts with BARDA for the provision and maintenance of the U.S. Government’s stockpile of TPOXX®. If BARDA does not enter into additional contracts after the 19C BARDA Contract to maintain or expand the stockpile of TPOXX®, our long-term business, financial condition and operating results could be materially harmed.

The success of our business and our operating results for the foreseeable future will be substantially dependent on the U.S. Government’s commitment to maintaining or expanding its stockpile of TPOXX®. Failure to secure and perform additional contracts after the 19C BARDA Contract to substantially maintain or expand the stockpile of TPOXX® could have a material adverse effect on our long-term business, financial condition, results of operations and prospects. Additionally, the 19C BARDA Contract does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. Government.

Laws and regulations affecting government contracts and grants might make it more costly and difficult for us to successfully conduct our business.

Our business with the U.S. Federal Government, and any future business with state and local governmental agencies are subject to specific procurement regulations and a variety of other legal and compliance obligations. These laws and rules include those related to procurement integrity, rates and pricing of services and goods to be reimbursed by the U.S. Government, export control, government security regulations, employment practices, protection of the environment, accuracy of records and the recording and reporting of costs, and foreign corrupt practices.  Among the most significant government contracting regulations that affect our business are:

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

Compliance with these obligations increases our performance and compliance costs. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. The termination of a government contract as a result of our failure to satisfy any of these obligations would have a material negative impact on our operations and harm our reputation and ability to procure other government contracts or grants in the future.

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

Government contracts and grants customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, including (but not limited to) provisions that allow the government to:

•	terminate existing contracts or grants, in whole or in part, for any reason or no reason;

•	unilaterally reduce or modify grants, contracts or subcontracts, including through the use of equitable price adjustments;

•	cancel multi-year contracts or grants and related orders if funds for performance for any subsequent year become unavailable;

•	decline to exercise an option to renew, or to exercise the maximum amount specified in, a contract or grant;

•	exercise an option to purchase only the minimum amount specified in a contract or grant;

•	claim rights to products or assets, including intellectual property, developed under a contract or grant;

•	take actions that result in a longer development timeline or higher costs than expected;

•	suspend or debar a contractor from doing business with the government or a specific government agency due to regulatory or compliance failures;

•	pursue criminal or civil remedies under the False Claims Act and the False Statements Accountability Act; and

•	control or prohibit the export of products.

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

A U.S. Government shutdown could negatively impact our business and liquidity

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown may close many federally run operations, and halt work for federal employees unless they are considered essential or such work is separately funded by a continuing resolution or by industry. If a government shutdown were to occur, we could experience a delay in contract funding decisions by the government. Additionally, we could be materially harmed by any prolonged government shutdown.

Our business could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies such as the Defense Contract Audit Agency (the “DCAA”), routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts and grants, cost structure, and compliance with applicable laws, regulations and standards.

The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any cost found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, debarment or prohibition from doing business with the U.S. Government.  Such actions would also negatively affect our reputation.

Risks Related to Regulatory Approvals

If we are not able to obtain regulatory approvals for certain additional indications or formulations of TPOXX® from the FDA, we may not be able to realize the full benefits of any BARDA contracts and may not be able to commercialize such formulations or indications other than through existing sales to BARDA, and our ability to generate future revenue could be materially impaired.

The development and full commercialization of additional indications or formulations of TPOXX® in the U.S., such as the intravenous formulation or indication of use for post-exposure prophylaxis, including the testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries and jurisdictions. We could fail to achieve FDA or other regulatory approval of certain indications or formulations of TPOXX®, or there could be delays in such approval of TPOXX®, or the approved labeling for such indications or formulations of TPOXX® may differ from expectations. Failure to obtain regulatory approval of certain indications or formulations for TPOXX® may prevent us from fully commercializing TPOXX® in the United States other than through existing sales to BARDA and may impact other regulatory authorities' review of TPOXX®, which in turn, could adversely impact commercializing TPOXX® in other countries, and such delays or required alterations to regulatory applications could also have a material adverse effect on the Company.

Failure to obtain regulatory approval in international jurisdictions could prevent us from marketing our products abroad.

To market our products in Canada, the European Union and certain other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and differing manufacturing or labeling requirements. Complying with such requirements may take additional time prior to approval and delay commercial activities in those jurisdictions.

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval for expanded indications or new formulations of TPOXX®. We may not obtain foreign regulatory approvals on a timely basis, if at all. Regulatory approval by the FDA, which we obtained for oral TPOXX®, or by a foreign regulatory authority such as Canada or the European Medicines Agency (EMA) does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA for expanded indications or new formulations. In addition, failure to obtain approval in one jurisdiction may impact our ability to obtain approvals elsewhere. We may not be able to file for or receive necessary regulatory approvals to commercialize our products in any non-U.S. market, in which case, our target market may be reduced and our ability to realize the full market potential of our product candidates may be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Risks Related to Commercial Activities

We cannot predict whether or when we will be permitted to commercialize TPOXX® other than the oral formulation for smallpox treatment.

We have only received FDA approval for the oral formulation of TPOXX®, not the intravenous or liquid suspension/pediatric formulation, or any other indication beyond treatment for smallpox, for TPOXX®. Because pharmaceutical manufacturers are only permitted to commercialize indications and formulations that have received FDA approval (or in other jurisdictions according to their applicable regulatory and legal frameworks), any regulatory or legal setbacks as described above could have an adverse impact on the Company’s ability to sell other formulations or for other uses of TPOXX® pending such approvals.

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

An element of our business strategy is to sell TPOXX® internationally to foreign governments, as well as to customers other than the U.S. Government. These potential non-U.S. Government customers include foreign governments, as well as state and local governments, non-governmental organizations focused on global health like the World Health Organization, health care institutions like hospitals (domestic and foreign) and certain large business organizations interested in protecting their employees against global threats and protecting first responders in cases of emergencies.

To the extent we seek such non-government sales in the U.S., we may need to meet additional regulatory requirements.

The market for sales of TPOXX® to U.S. customers other than the U.S. Government is undeveloped, and we may not be successful in generating meaningful sales of TPOXX®, if any, to these potential customers.

If we fail to increase our sales of TPOXX® to customers other than the U.S. Government, our business and opportunities for growth could be limited.

We expect our future international revenues to depend heavily on the success of the efforts of Meridian pursuant to an International Promotion Agreement, which may not be successful.

Pursuant to the International Promotion Agreement described under “Business," we granted a third party, Meridian Medical Technologies, a division of Pfizer, exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in all geographic regions except for the United States (the “Territory”), and Meridian agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory.  Our future international revenues will likely depend heavily on the success of the efforts of Meridian pursuant to the International Promotion Agreement, which may not be successful.

If we are unable to expand our internal sales and marketing capabilities or enter into agreements with third parties with expertise in sales and marketing, we may be unable to expand our sales of TPOXX® or other product candidates in the U.S., including to  U.S. customers other than the U.S. Government.

In the United States market, we have retained all sales and marketing rights with respect to oral TPOXX®. In this market, we currently employ a small, targeted group to support development and business activities related to TPOXX®. We plan to continue our current approach for sales to the U.S. Government of any other biodefense product candidates that we may successfully develop. This approach may prove insufficient to adequately support our development and business activities in the United States.

In order to expand our sales of TPOXX® or other product candidates in the U.S., including to U.S. customers other than the U.S. Government, we may need to enhance our own sales and marketing capabilities, and/or enter into collaborations with third parties able to perform these services or outsource these functions to third parties.  There is no assurance that we will be able to do so successfully, and even if we are able to do so that it will have a significant impact on our growth or profitability.

Although TPOXX® is currently stockpiled only by the U.S. and Canadian governments and not sold commercially, in the future we may be required to perform additional clinical trials or change the labeling of TPOXX® if we or others identify side effects after we are on the market, which could harm future sales of such product.

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

If we obtain the necessary marketing approval to sell TPOXX® to non-government customers and are able to charge higher prices than we do to the U.S. Government, healthcare reform and controls on healthcare spending may nonetheless limit the price we charge for our products and the amounts that we can sell.

There have been a number of legislative and regulatory proposals in the United States to change the health care system in ways that could affect pricing if we seek to sell TPOXX® to non-government customers. One enacted proposal, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”), substantially changed the way healthcare is financed by both governmental and private insurers and had a substantial effect on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs like Medicare, reimbursement changes and rules protecting against fraud and abuse that will affect existing healthcare programs. If we obtain marketing approval for sale of TPOXX® beyond the U.S. government customers and are able to charge higher prices than we do to the U.S. Government, healthcare reform and controls on healthcare spending may nonetheless limit the price we charge for our products and the amounts that we can sell. For example, it is possible that some of our revenue may be derived from governmental healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposed a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. Government programs. The Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally and potential future sales and profitability of our current or future products specifically.

Laws and regulations governing international operations may hinder us from developing, manufacturing and selling certain product candidates outside of the United States and require us to revise and implement costly compliance programs.

As we expand our operations outside of the United States, we must comply with numerous laws and regulations relating to business operations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices and compliance programs may be time-consuming and costly, and such programs can be challenging to oversee and to enforce, particularly where reliance on third parties is required.

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

As we expand our operations outside of the U.S., compliance with the FCPA, U.K. Bribery Act and similar anti-corruption provisions in other jurisdictions may be expensive and can be difficult, particularly in countries in which corruption is a recognized problem. Certain payments to hospitals in connection with clinical studies and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. In addition, biodefense companies like SIGA often sell their products directly to foreign governments.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. As we expand our presence outside of the United States, we may require additional resources to ensure compliance with these laws.

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

Other countries such as the UK have anti-bribery laws similar to or more expansive in scope than the FCPA which may be applicable to our operations as we expand outside the U.S.

In connection with our International Promotion Agreement with Meridian, Meridian will serve as the entity that markets and promotes oral TPOXX® (except in the United States) and will be the counterparty to any agreements with covered foreign jurisdictions. As such, Meridian will be responsible for anti-corruption compliance related to its activities.

We could incur net losses in the future if options are not exercised under the 19C BARDA Contract.

While our current cash position is strong, our ability to continue to fund future operations will be substantially impacted by cash flows from the 19C BARDA Contract, which may not be sufficient if BARDA elects, in its sole discretion, not to exercise or to significantly delay exercise of some or all of the remaining options under the 19C BARDA Contract. If cash flows from the 19C BARDA Contract are significantly different from expectations, or if operating expenses or other expenses meaningfully exceed our expectations or cannot be adjusted accordingly, then our business, financial condition, results of operations and prospects could be materially adversely affected.

Risks Related to Manufacturing, Storage and Our Dependence on Third Parties

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

Additionally, we may rely on a third-party provider, or multiple providers, to store or transport a portion of the stockpile of IV TPOXX® under the 19C BARDA Contract, entrusting such vendor or vendors with the care and handling of a substantial portion of IV TPOXX® inventory.

If a third-party provider fails to comply with applicable laws and regulations, fails to meet expected deadlines, fails to conduct trials in accordance with regulatory requirements or our stated protocols, experiences shortages or delays, or otherwise does not carry out its contractual duties to us, or encounters physical damage or natural disaster or disruptions at its facilities, for example as a result of the novel coronavirus COVID-19 pandemic, our ability to meet our obligations under the 19C BARDA Contract or to develop, obtain approval and commercialization of IV TPOXX® or other drug candidates, could be significantly impaired or delayed. We do not currently have the internal capacity to perform these important functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

If third parties do not manufacture our drug candidates or products in sufficient quantities and at an acceptable cost or in compliance with regulatory or contractual requirements and specifications, the fulfillment of contractual requirements under the 19C BARDA Contract, or any other procurement contract, or the development of our drug candidates could be delayed, prevented or impaired.

If our contract manufacturers are unable to generate enough materials to meet commercial obligations or satisfy clinical needs, for example as a result of disruption resulting from the novel coronavirus COVID-19 pandemic, the success of drug products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our ability to develop drug candidates and perform on commercial contracts on a timely and competitive basis. If our third-party manufacturers’ production processes malfunction or contaminate our drug supplies during manufacturing, we may incur significant inventory loss that may not be covered by our contractual provisions or insurance policies.

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

We cannot be certain that our present or future manufacturers will be able to comply with these regulations and other FDA regulatory requirements or similar regulatory requirements outside the U.S. In addition, due to the novel coronavirus COVID-19 pandemic, regulatory authorities may not conduct required inspections at our CMO facilities, and without such inspections, drug approvals could be delayed. Our government contracts and grants call for compliance with all applicable legal and regulatory requirements, however, we do not control third-party manufacturers and their methods for ensuring adherence to regulatory and legal standards. If we or these third parties fail to comply with applicable regulations, sanctions could be imposed on us which could significantly delay and adversely affect supplies of our drug candidates.

Problems related to large-scale commercial manufacturing could cause an increase in costs or shortages of products or a delay in product launches.

Manufacturing API and finished drug products, especially in large quantities, is complex. Our products require several manufacturing steps at multiple facilities, and may involve complex techniques to assure quality and sufficient quantity, especially as the manufacturing scale increases. Our products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, some of which all pharmaceutical companies, including SIGA, experience from time to time, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and/or cause us to fail to satisfy contractual commitments, lead to delays in our clinical trials or result in litigation or regulatory action. Such actions would hinder our ability to meet contractual obligations and could cause material adverse consequences for our business.

Risks Related to Product Development

Growth of our business may be impacted significantly by our success in completing development and commercialization of drug candidates, new formulations or additional indications for TPOXX®. If we are unable to commercialize new drug candidates, new formulations, or additional indications, or experience significant delays in doing so, our business may be materially harmed.

We have invested a substantial amount of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term cash flows is primarily dependent on the success of our smallpox antiviral drug TPOXX®, which has only been approved by the FDA in oral form. The commercial success of our current and future drug candidates, new formulations or additional indications for TPOXX®, will depend on many factors, including:

•	successful development, formulation and cGMP scale-up of drug manufacturing that meets FDA requirements;

•	successful development of animal models;

•	successful completion of non-clinical development, including studies in approved animal models;

•	our ability to pay the expense of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	successful completion of clinical trials;

•	receipt of marketing approvals from FDA for IV and liquid suspension/pediatric formulations of TPOXX® and similar foreign regulatory authorities;

•	establishing arrangements on reasonable terms with suppliers and contract manufacturers;

•	manufacturing stable commercial supplies of drug candidates, including availability of raw materials;

•	launching commercial sales of the product, whether alone or in collaboration with others; and

•	acceptance of the product by potential government customers, public health experts, physicians, patients, healthcare payors and others in the medical community.

We may rely on FDA regulations known as the “Animal Rule” to obtain approval for most of our biodefense drug candidates. The Animal Rule permits the use of animal efficacy studies together with human clinical safety trials to support an application for marketing approval. These regulations are relied upon only occasionally. It is possible that results from these animal efficacy studies may not be predictive of the actual efficacy of our drug candidates in humans. If we are not successful in completing the development and commercialization of our drug candidates, whether due to our efforts or due to concerns raised by our governmental regulators or customers, our business could be materially adversely affected.

We may not be able to fully commercialize the IV and liquid suspension/pediatric formulation of TPOXX®, or other additional indications for TPOXX®, if our clinical trials do not demonstrate adequate safety or our animal studies do not demonstrate adequate efficacy.

Before obtaining regulatory approval for the sale of our drug candidates, extensive development is required. The goal of development is to use clinical studies to demonstrate the safety of our drug candidates and animal trials to demonstrate the efficacy of our drug candidates. Clinical trials and animal studies, and related work, are resource-intensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful, and interim results of a clinical trial or animal efficacy study do not necessarily predict final results.

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

•	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we hold, suspend or terminate clinical development for various reasons, including noncompliance with regulatory requirements;

•	the resources required to manage and oversee our clinical trials could escalate and become cost prohibitive;

•

our governmental regulators may impose requirements on clinical trials, pre-clinical trials or animal efficacy studies that we cannot meet or that may prohibit or limit our ability to perform or complete the necessary testing in order to obtain regulatory approval;

•	any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable;

•	we may not be successful in recruiting a sufficient number of qualifying subjects for our clinical trials; or

•	the effects of our drug candidates may not be the desired effects or may include undesirable side effects or the drug candidates may have other unexpected characteristics; or

•	the required resources, regulations, or challenges associated with animal studies may increase and make our studies more difficult.

IV and Liquid Suspension/Pediatric TPOXX® formulations are currently in product development and there can be no assurance of successful development or ultimate commercialization beyond the 19C BARDA Contract.

The fact that the FDA has approved the oral formulation of TPOXX® does not guarantee that our approach to drug development will be effective or will result in the successful commercialization of the IV or liquid suspension/pediatric formulation of TPOXX®, any new indication such as post-exposure prophylaxis, of TPOXX® or any other drug. We cannot predict with certainty whether any other drug candidate or expanded indication resulting from our research and development efforts will be approved by the FDA.

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

In addition, third parties may seek to preclude us from marketing our drugs through enforcement of their proprietary or intellectual property rights that we are not aware of, or third parties may succeed in marketing equivalent or superior drug products that do not infringe our intellectual property. Our failure to develop safe, commercially viable future drug candidates or obtain approval for expanded indications and formulations of TPOXX® could have a material adverse effect on our ability to grow our business, and impair our financial condition and operations.

Risks Related to Our Intellectual Property

Our ability to compete may decrease if we do not adequately protect our intellectual property rights.

Our commercial success will depend in part on our ability to obtain and maintain regulatory exclusivity, patent and other intellectual property protection for our proprietary technologies, drug targets and potential products and to preserve our trade secrets and trademark rights. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining regulatory, patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents worldwide has emerged to date. Accordingly, we cannot definitively predict the type and breadth of claims allowed in patents covering our products.

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of January 12, 2021, the TPOXX® patent portfolio has seven patent families consisting of 27 U.S. utility patents, 86 issued foreign patents, three U.S. utility patent applications, and 30 foreign patent applications.

With FDA regulatory approval of oral TPOXX® in July 2018, we were awarded seven years of regulatory exclusivity by the U.S. Patent and Trademark Office based on orphan drug designation for the product. Such protection is separate from, and in addition to, our patent and other intellectual property rights and provides for exclusivity to July 2025.

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

Our commercial success will depend significantly on our ability to operate without infringing the patents or proprietary rights of third parties. Our technologies, or the technologies of third parties on which we may depend, may infringe the patents or proprietary rights of others. If there is an adverse outcome in any dispute concerning rights to these technologies, then we could be subject to significant liability, required to license disputed rights from or to other parties and/or required to cease using a technology necessary to carry out our research, development and commercialization activities. We do not currently license any patent rights from third parties relative to TPOXX®.

If our patents are challenged and found to be invalid or unenforceable, the value of our products could be harmed, and we could be subject to competition earlier than we anticipated.

The costs to establish or defend against claims of infringement or interference with patents or other proprietary rights can be expensive, distracting and time-consuming, even if the outcome is favorable. An outcome of any patent or proprietary rights administrative proceeding or litigation that is unfavorable to us may cause us to incur significant costs, and have a material adverse effect on us. Additionally, we may not prevail in any such action and such litigation often takes years to resolve creating business uncertainty if we are not able to resolve it quickly.

Furthermore, like many biopharmaceutical companies, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. It is possible that we and/or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations.

Risks Related to Our Common Stock

Concentration of ownership of our capital stock could delay or prevent a change of control.

Our directors, executive officers and principal stockholders beneficially own a significant percentage of our common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change of control of SIGA. As of February 24, 2020, directors, executive officers and principal stockholders (excluding index funds) beneficially owned approximately 42% of our outstanding common stock. In addition to owning common stock of the Company, directors and certain executive officers have the right to acquire additional stock through the exercise or conversion of certain securities.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

On March 5, 2020 our Board of Directors authorized a share repurchase program for up to $50 million of our common stock through December 31, 2021. This stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of our common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. Important factors that could cause us to limit, suspend or delay the Company’s stock repurchases, without prior notice, and that could in any event impact management’s exercise of its discretion as to the amount and timing of such repurchases include exercise of procurement options under government contracts, alternative opportunities for strategic uses of cash, the stock price of the Company’s common stock, market conditions, and other corporate liquidity requirements and priorities. The existence of our stock repurchase program could cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program would diminish our cash reserves, which could impact our ability to pursue other opportunities, further develop our technology or adversely affect our operating results. There can be no assurance that any stock repurchases would enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares could negatively impact our reputation and investor confidence in us and our stock price.

A future issuance of preferred stock may adversely affect the rights of the holders of our common stock.

Our certificate of incorporation allows our Board of Directors to issue up to 20,000,000 shares of preferred stock and to fix the voting powers, designations, preferences, rights and qualifications, limitations or restrictions of these shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and could be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change of control.

General

Global infectious disease outbreaks, such as the COVID-19 pandemic, or climate-related matters could negatively impact the global economy on a broad scale and our business in particular.

Occurrence of a global infectious disease outbreak, such as the novel coronavirus (COVID-19) that escalated into a worldwide pandemic, or climate-related disasters, could have a broad impact on global economic conditions, sourcing of raw materials and may continue to impact our ability to promote our products successfully to international governments who may need to divert resources to address the ongoing pandemic and other such matters. Such delays may reduce our expected revenue from international sales to foreign governments and thereby adversely impact our projected business growth.

The COVID-19 pandemic, for example, has caused significant societal and economic disruption. Such disruption, and the associated risks and costs, are expected to continue for an indeterminate period of time. Given the uncertain future course of the COVID-19 pandemic, and the uncertain scale and scope of its future impact, the Company is continually reviewing business and financial risks related to the pandemic and seeking coordination with its government partners with respect to the performance of current and future government contracts. Additionally, the Company is continually coordinating with service providers and vendors, in particular Contract Manufacturing Organizations ("CMOs") that constitute our supply chain, to review actions and risks caused by the COVID-19 pandemic.

As of the filing date of this document, the Company has not identified or been notified by government customers of impediments to the continued full performance of their government contracts. Additionally, the Company’s supply chain for the manufacture of TPOXX® has remained operational on current projects without material COVID-19 related disruption, and in the ordinary course of operations, the supply chain has secured sufficient raw materials to support manufacture and product delivery activities on current projects. With regard to day-to-day operations, the COVID-19 pandemic has at times slowed the daily pace of execution of government contracts as well as new contract generation, as U.S. and foreign government staff overseeing health security preparedness has been involved directly or indirectly in governmental responses to the pandemic, which has diverted government staff time that would normally be directed toward contract matters involving SIGA. The Company expects to experience delays, or slower-than-usual pace, in connection with certain research and development activities, such as those that involve clinical trials. The Company does not currently expect any pandemic-related delays in research and development activities to have a material adverse impact on the financial condition or annual financial results of the Company, or its long-term performance, but there can be no assurance that such delays will not have such a material adverse impact in the future.

While to date the COVID-19 pandemic has not adversely affected the liquidity position of the Company, and is not currently expected to have a material adverse effect on the financial condition of the Company, there can be no assurance that it will not have such adverse effects, which may be material, in the future.  Given that the pandemic has diverted foreign government staff time normally directed toward contract matters involving SIGA, the COVID-19 pandemic could affect the timing of international contract awards for oral TPOXX, which could potentially have a material adverse effect on the short-term financial results of the Company. The pandemic has resulted in almost all of our employees working from home; however, the shift in location for employees has not had a material adverse impact on the day-to-day operations of the Company. If the general negative effect of the COVID-19 pandemic becomes more acute or is prolonged, there could be potentially be a material adverse impact on our business and cash flows.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, materially change the risk profile of the Company and/or adversely affect our operating results and financial condition.

We may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing businesses. In addition, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target or consummating any such agreement. Even if we do consummate an acquisition, in connection therewith we may be required to issue equity (thereby diluting our current stockholders) or debt, we may not be able to integrate successfully the acquired personnel, operations and technologies, or effectively manage the combined business following the acquisition, or the acquired business could otherwise fail to meet our expectations, which, in each case, could have a material adverse effect on our business projections, financial condition, results of operations and prospects.

The health security market in which we compete and will compete is highly competitive.

The health security industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates and to establish and maintain a market for our product candidates. In addition, there are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical, health security and biotechnology products. Many of these companies have substantially greater financial, technical, research and development resources, and human resources than us. Competitors may develop products or other technologies that are more effective than any that are being developed by us or may obtain FDA approval for products more rapidly than us. If we commence commercial sales of products, we still must compete in the manufacturing and marketing of such products, areas in which it is very difficult to succeed and in which we have limited experience and in which we are partially dependent on third parties. Many potential competitors have manufacturing facilities and established marketing capabilities that may enable such companies to market competing products through existing channels of distribution which could provide a substantial advantage.

Product liability lawsuits could cause us to incur liabilities, which could be substantial, and require us to limit commercialization of any products that we may develop.

Like all pharmaceutical companies, we face an inherent business risk related to the sale of TPOXX® and any other products that we successfully develop and the testing of our product candidates in clinical trials. TPOXX® is currently identified as a covered countermeasure under the PREP Act declaration issued in October 2008, as amended, which provides us with substantial immunity with respect to the manufacture, administration or use of TPOXX®. Under our BARDA Contracts, the U.S. Government should indemnify us against claims by third parties for death, personal injury and other damages related to TPOXX®, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. The collection process under the PREP Act can be lengthy and complicated, and there is no guarantee that we would be able to recover these amounts from the U.S. Government.

If we cannot successfully defend ourselves against future claims that our product or product candidates caused injuries and we are not entitled to or able to obtain indemnity by the U.S. Government with respect to such claims, or if the U.S. Government does not honor its indemnification obligations, we may incur liabilities, which could be substantial. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for any product candidate or product that we may develop; withdrawal of a product from the market; costs and management time and focus to defend the related litigation; substantial monetary awards to trial participants or patients; loss of revenue; harm to our reputation; the inability to commercialize any products that we may develop. Additionally, a successful product liability claim or series of claims brought against us could cause our stock price to fall, could decrease our financial resources and materially exhaust our existing insurance or limit our ability to obtain insurance going forward, all of which would materially adversely affect our business and financial position.

We currently have product liability insurance with coverage up to a $10 million annual aggregate limit and a $10 million per occurrence limit. Product liability insurance is difficult to obtain and increasingly expensive. Should we face claims, we may not be able to maintain insurance coverage at a reasonable cost and we may not be able to maintain or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

Our activities may involve hazardous materials, use of which may subject us to environmental regulatory liabilities.

Our biopharmaceutical research and development sometimes may involve the use of hazardous and radioactive materials and generation of biological waste. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials and certain waste products, and may have to incur significant costs to comply with current or future environmental laws and regulations. Although we believe that our CMOs’ safety procedures for handling and disposing of these materials comply with legally prescribed standards, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for damages, and this liability could exceed our resources. We use through third parties, for example, small amounts of radioactive isotopes commonly used in pharmaceutical research, which are stored, used and disposed of in accordance with Nuclear Regulatory Commission regulations. Our general liability policy provides coverage up to annual aggregate limits of $2 million and coverage of $2 million per occurrence.

The loss of key personnel or our ability to recruit or retain qualified personnel could adversely affect our results of operations.

We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team, including our Chief Executive Officer, Chief Scientific Officer and other key executives. Our success is dependent upon our personnel and our ability to recruit, retain and train high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of services of any members of our key management team could have a material adverse effect on our business.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and been targeted at pharmaceutical companies in particular. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Also, confidential patient and other information may be compromised in a cyber-attack or cyber-intrusion. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our drug candidates could be delayed.

We may need additional funding, which may not be available to us, and which may force us to delay, reduce or limit proposed acquisitions or strategic investments or any of our non-government funded product development programs or commercial efforts.

Although our current cash position is strong, we may require additional financing and, while we have raised funds through credit facilities and the issuance of new equity or the exercise of options or warrants in the past, there is no guarantee that we will continue to be successful in raising such funds should we need to seek to do so. If we are unable to raise additional funds, we could be forced to discontinue, cease or limit certain strategic transactions or operations and equity investors could experience significant or total losses of their investments. Our cash flows may fall short of our projections or be delayed, or our expenses may increase, which could result in our capital being consumed significantly faster than anticipated. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Debt financing arrangements, if available, may require us to pledge certain assets or enter into covenants that could restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York, NY and our research and development facilities are located in Corvallis, Oregon. In May 2017, we entered into a new 10-year lease with a related party to let 3,200 square feet in New York, NY to serve as our corporate headquarters.

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

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported on The Nasdaq Global Market:

2020	High	Low
First Quarter	$5.53	$3.96
Second Quarter	6.32	4.45
Third Quarter	8.10	5.35
Fourth Quarter	7.85	6.28

2019	High	Low
First Quarter	$8.09	$5.52
Second Quarter	6.31	5.02
Third Quarter	6.08	4.92
Fourth Quarter	6.02	4.28

As of February 16, 2021, the closing sale price of our common stock was $6.30 per share. There were 28 holders of record as of February 16, 2021. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2020 to October 31, 2020	520,433	$6.79	520,433	$24,685,392
November 1, 2020 to November 30, 2020	144,841	6.94	144,841	23,680,112
December 1, 2020 to December 31, 2020	302,952	7.21	302,952	21,497,054
Total	968,226	$6.94	968,226

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

Unregistered Sale of Equity Securities and Use of Proceeds

On November 19, 2020, the Company issued 393,646 shares of its common stock to an investor on a net basis upon the partial exercise of a warrant to purchase common stock of the Company. To exercise the warrant, the investor surrendered to the Company 106,354 shares of common stock otherwise issuable under the warrant in order to effect the partial warrant exercise. The exercise price of the warrant was $1.50 per share. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, and the issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering. The purchaser is an accredited investor, and the Company issued the shares without any general solicitation or advertisement.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2020, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2015 in each of (i) our common stock; (ii) the Nasdaq Composite; and (iii) the Nasdaq Biotech Composite.

	2015	2016	2017	2018	2019	2020
SIGA Technologies, Inc.	$100	$686	$1,155	$1,881	$1,136	$1,731
NASDAQ Composite Index	$100	$108	$138	$133	$179	$257
NASDAQ Biotech Composite Index	$100	$78	$95	$86	$107	$134

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

No disclosure is required pursuant to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (filed with the SEC on March 5, 2020) for additional discussion of our financial condition and results of operations for the year ended December 31, 2018, as well as our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

We are a commercial-stage pharmaceutical company. Our lead product, TPOXX® (“oral TPOXX®”), is an FDA-approved oral formulation antiviral drug for the treatment of human smallpox disease caused by variola virus.

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

As of the filing date of this document, the Company has not identified or been notified by government customers of impediments to the continued full performance of their government contracts. Additionally, the Company’s supply chain for the manufacture of TPOXX® has remained operational on current projects without material COVID-19 related disruption, and in the ordinary course of operations, the supply chain has secured sufficient raw materials to support manufacture and product delivery activities on current projects. With regard to day-to-day operations, the COVID-19 pandemic has at times slowed the daily pace of execution of government contracts as well as new contract generation, as U.S. and foreign government staff overseeing health security preparedness has been involved directly or indirectly in governmental responses to the pandemic, which has diverted government staff time that would normally be directed toward contract matters involving SIGA. The Company expects to experience delays, or slower-than-usual pace, in connection with certain research and development activities, such as those that involve clinical trials. The Company does not currently expect any pandemic-related delays in research and development activities to have a material adverse impact on the financial condition or annual financial results of the Company, or its long-term performance, but cannot give assurances as to the full extent of the impact at this time.

Overall, the COVID-19 pandemic has not adversely affected the liquidity position of the Company, nor is it currently expected to have a material adverse effect on the financial condition of the Company.  Given that the pandemic has diverted foreign government staff time normally directed toward contract matters involving SIGA, the COVID-19 pandemic could affect the timing of international contract awards for oral TPOXX®; otherwise, the pandemic is not currently expected to have a material adverse effect on the 2021 financial results of the Company. The pandemic has resulted in almost all of our employees working from home; however, the shift in location for employees has not had a material adverse impact on the day-to-day operations of the Company. If the general negative effect of the COVID-19 pandemic becomes more acute or is prolonged, there could be potential risks to our business and cash flows.

Lead Product-TPOXX®

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $127.1 million of payments are related to exercised options and up to approximately $423.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2020, the Company had received or billed for $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $9.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2020 and December 31, 2019; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $127.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®, payments up to $101.3 million for the delivery of up to 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2020, the Company has received the following payments in connection with exercised options: $11.2 million was received for the procurement of raw materials and such amount was initially recorded as deferred revenue and was recognized as revenue during the year ended December 31, 2020, with deliveries of approximately 363,000 courses, in the aggregate, of oral TPOXX®; $101.3 million was received in connection with the June, September and October deliveries, in total, of approximately 363,000 courses of oral TPOXX®; and $5.4 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). If BARDA decides to only exercise IV BDS Options, then the Company would receive payments up to $30.7 million; alternatively, if BARDA decides to exercise both IV BDS Options and IV FDP Options, then the Company would receive payments up to $76.8 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP. The Company estimates that sales of the IV formulation under this contract (under current terms), assuming the IV FDP Options were exercised, would have a gross margin (sales less cost of sales, as a percentage of sales) that is less than 40%.

Under the terms of this contract, exercise of procurement options are at the sole discretion of BARDA. The request for proposal that preceded the award of the 19C BARDA Contract indicated that the expected purpose of the contract was to maintain the level of smallpox antiviral preparedness in the Strategic Stockpile. Based on prior product delivery activity, and current FDA-approved shelf life of oral TPOXX®, the Company estimates that approximately one million courses of smallpox antiviral treatment would need to be delivered to the U.S. Government between 2021 and 2023 in order to maintain stockpile levels of unexpired smallpox antiviral treatment during this period.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract”) includes a base contract, as modified, (“2011 Base Contract”) as well as options. The 2011 Base Contract specifies approximately $508.4 million of payments (including exercised options), of which, as of December 31, 2020, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $45.6 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $3.0 million remains eligible to be received in the future for reimbursements of development and supportive activities.

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

The 2011 BARDA Contract expires in December 2024.

International Procurement Contracts

Contract with Public Health Agency of Canada

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian Medical Technologies, Inc. (“Meridian," a Pfizer Company) (the “Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. The Contract specifies firm commitments for the purchase of approximately $3.4 million of oral TPOXX® to occur by March 31, 2021 and a cumulative purchase of approximately $17 million of oral TPOXX® by March 31, 2023; the remaining courses under the Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC. To date, SIGA has not finalized any deliveries yet in connection with this contract. The contract award was coordinated between SIGA and Meridian under an international promotion agreement, as amended (the "International Promotion Agreement") that was entered into by the parties on June 3, 2019. As such, Meridian is the PHAC's counterparty under the Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

Canadian Military Contract

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND will purchase up to approximately $14 million of oral TPOXX® over four years.  In the second quarter 2020, CDND purchased $2.3 million of oral TPOXX®.  The remaining purchases are at the option of the CDND, and are expected to occur after regulatory approval of oral TPOXX® in Canada. Meridian is the CDND's counterparty under the Canadian Military Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

International Promotion Agreement

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

The fee Meridian retains pursuant to the International Promotion Agreement will be a specified percentage of the collected proceeds of sales of oral TPOXX® net of certain expenses, for years in which customer invoiced amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for years in which such net invoiced amounts exceed the specified threshold.  Taking into account Meridian’s fee and manufacturing costs of oral TPOXX®, it is currently estimated by the Company that international sales of oral TPOXX® will have a contribution margin (as expressed as a percentage of product sales, and before any consideration of expenses not directly related to manufacturing or Meridian activities) of between approximately 65% and 80%.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include revenue recognition over time, the valuation of warrants granted or issued by us, and income taxes (including realization of deferred tax assets).

Revenue Recognition

All of our revenue is derived from long-term contracts that can span multiple years. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The unit of account in ASC 606 is a performance obligation. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue connected with performance obligations related to product delivery and supportive services are recognized at a point in time. Revenue connected with performance obligations related to research and development are recognized over time.

Revenue connected with the performance obligations related to the delivery of oral TPOXX® to the Strategic Stockpile ("Delivery Performance Obligation") under the 2011 BARDA Contract (Note 3) is recognized at a point in time. The Delivery Performance Obligation has been completed. With respect to this performance obligation, revenue was recognized when BARDA obtained control of the asset, which was upon delivery to and acceptance by the customer and at the point in time when the constraint on the consideration was resolved due to FDA approval of oral TPOXX®. The consideration, which was variable consideration, was constrained until the FDA approved oral TPOXX® for the treatment of smallpox on July 13, 2018. Prior to FDA approval, consideration had been constrained because the FDA Approval Replacement Obligation (as defined in Note 3) had not been quantified or specified. Following FDA approval, the possibility of having to replace product pursuant to the FDA Approval Replacement Obligation was essentially eliminated and deemed to be remote since there was no difference between the approved product and the courses of oral TPOXX® that had been delivered to the Strategic Stockpile.

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

Income tax benefits are recognized for a tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. As of December 31, 2020, we recorded an uncertain tax position attributable to a reduction related to state net operating loss carryforwards. In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will present interest and penalties as a component of income taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes, including among other things: (i) increasing the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest; (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k); (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes; and (iv) enhancing recoverability of AMT tax credit carryforwards.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

Warrant Liability

We account for warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments with certain cash settlement features be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Fair value is estimated using a model-derived valuation. Determining the fair value for warrants includes the expected volatility of our stock. An increase or decrease in the expected volatility of our stock of 10% would result in an additional gain or loss of approximately $0.1 million. Any changes in the fair value of the warrants are reported in earnings or loss as long as they are classified as assets or liabilities.

Recently Issued Accounting Pronouncements

For discussion regarding the impact of accounting standards that were recently issued but are not yet effective, on our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations for the Years ended December 31, 2020 and 2019

Revenues from product sales and supportive services for the years ended December 31, 2020 and 2019 were $115.5 million and $11.2 million, respectively. Such revenues for the year ended December 31, 2020 include $112.6 million of revenue related to the delivery and acceptance of approximately 363,000 courses of oral TPOXX® to the Strategic Stockpile under the 19C BARDA Contract and $2.3 million of revenue related to courses of oral TPOXX® that were delivered and accepted by the CDND. Such revenues for the year ended December 31, 2019 were associated with the delivery and acceptance of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile under the 19C BARDA Contract.

Revenues from research and development contracts and grants for the years ended December 31, 2020 and 2019, were $9.5 million and $15.6 million, respectively. The decrease of $6.1 million, or 39.0%, partially reflects the impact of a cumulative catch-up adjustment recognized during the year ended December 31, 2019. During the year December 31, 2019, the Company completed its negotiation with representatives of the U.S. Government for a change in the application of certain reimbursement rates in the contract. The change in the application of those reimbursement rates increased the overall transaction price of the IV Formulation R&D Contract but did not change the estimate of costs to complete under the input method calculation.  As a result, the Company accounted for this as a change in the transaction price and recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million representing the impact of the change in the application of those reimbursement rates from January 2016 through March 2019. Additionally, the net decrease in revenues from research and development activities reflects a $2.0 million revenue decrease in connection with a decrease in direct vendor-related costs for IV TPOXX® as well as an approximately $0.8 million revenue decrease associated with variability in connection with post-marketing regulatory activities for oral TPOXX®.

Cost of sales and supportive services for the years ended December 31, 2020 and 2019 were $14.8 million and $1.8 million, respectively. Such costs in 2020 and 2019 were associated with the manufacture and delivery of approximately 366,000 and 35,700 courses of oral TPOXX®, respectively. The change in gross margin (cost of sales as a percentage of product sales) is primarily attributable to pricing differences between countries, as well as an update to the terms of production agreements.

Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 were $14.0 million and $13.3 million, respectively, reflecting an increase of $0.7 million, or 5.7%. The increase primarily reflects the commission expense associated with the sale of oral TPOXX® to the CDND in May 2020 as well as higher regulatory costs associated with our submission of a Marketing Authorisation Application (MAA) with the European Medicines Agency for oral TPOXX® and increased insurance costs, which were only partially offset by a decrease of $0.4 million in compensation expense.

Research and development expenses were $10.9 million for the year ended December 31, 2020, a decrease of approximately $2.4 million, or 17.8% from the $13.3 million incurred during the year ended December 31, 2019. The decrease is primarily attributable to a decrease in direct vendor-related expenses supporting the development of IV TPOXX® as well as a decrease in direct-related expenses supporting the performance of post-marketing regulatory activities for oral TPOXX®.

Patent expenses for the years ended December 31, 2020 and 2019 were $0.7 million and $0.7 million, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

In connection with the voluntary repayment of the Term Loan on March 13, 2020, we recognized a loss on the extinguishment of the Term Loan of approximately $5.0 million for the year ended December 31, 2020.

Interest expense on the term loan facility under the Loan Agreement (the "Term Loan") for the year ended December 31, 2020 was $3.0 million, a decrease of approximately $12.8 million from the $15.8 million incurred during the year ended December 31, 2019. The $3.0 million of interest for the year ended December 31, 2020 includes $0.9 million of accretion of unamortized costs and fees (prior to repayment of the Term Loan). The $15.8 million of interest for the year ended December 31, 2019 includes $4.5 million of accretion of unamortized costs and fees related to the Term Loan balance.

Changes in the fair value of the liability classified warrant to acquire common stock were recorded within the income statement. For the year ended December 31, 2020, we recorded a loss of approximately $3.5 million reflecting an increase in the fair value of the liability-classified warrant primarily due to an increase in our stock price. For the year ended December 31, 2019, we recorded a gain of approximately $5.1 million reflecting a decrease in fair value of the liability-classified warrant primarily due to the decrease in the price of our common stock.

Other income, net for the years ended December 31, 2020 and 2019 was $0.5 million and $2.8 million, respectively. Other income primarily reflects interest income on the Company's cash balance held in restricted and unrestricted accounts. The decrease of approximately $2.3 million is driven by lower cash balances during the year as well as lower interest rates for 2020 when compared to 2019.

For the year ended December 31, 2020, we recognized a tax provision of $17.2 million on pre-tax income of $73.5 million. Our effective tax rate for the year ended December 31, 2020 was 23.4%. For the year ended December 31, 2020, our effective tax rate differs from the statutory rate of 21% primarily as a result of a non-taxable adjustment for the fair market value of the Warrant, non-deductible executive compensation under IRC Section 162(m), and state taxes.

For the year ended December 31, 2019, we recognized a tax benefit of approximately $2.9 million on a pre-tax loss of $10.2 million. Our effective tax rate for the year ended December 31, 2019 was 28.9%. For the year ended December 31, 2019, our effective tax rate differs from the statutory rate of 21% primarily as a result of a non-taxable adjustment for the fair market value of the Warrant, partially offset by non-deductible executive compensation under IRC Section 162(m).

Liquidity and Capital Resources

As of December 31, 2020, we had $117.9 million in cash and cash equivalents, compared with $65.2 million at December 31, 2019. Additionally, in comparison to $95.7 million of restricted cash and cash equivalents at December 31, 2019, there was no restricted cash as of December 31, 2020 given that the Term Loan was repaid in March 2020. The restricted cash and cash equivalents were available to pay interest, fees and principal on the Term Loan. The Company voluntarily prepaid the Term Loan on March 13, 2020 in an approximate amount of $87.2 million, including accrued interest. As a result of repayment of the Term Loan, there are no restrictions on the use of our cash and cash equivalents.

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

Net cash provided by (used in) operations for the years ended December 31, 2020 and 2019 was $71.5 million and $(18.2) million, respectively.  For the year ended December 31, 2020, the receipt of approximately $114.9 million for product delivery and acceptance of oral TPOXX® courses delivered to the SNS and CDND was partially offset by net cash usage primarily related to manufacturing of inventory and customary operating activities. For the year ended December 31, 2019, we incurred $11.3 million of cash interest expense on the Term Loan and used approximately $10.6 million in support of ordinary course working capital (accounts receivable, accounts payable, prepaids, among other items). Additionally, cash was used for customary operating activities. These cash uses were partially offset by the receipt of approximately $11.1 million from BARDA for product delivery; $15.5 million from R&D contracts; and $2.8 million of interest income.

On December 31, 2020 and 2019, our accounts receivable balance was approximately $3.3 million (which includes approximately $1.3 million of unbilled receivables) and $4.2 million, respectively. Our accounts receivable balances primarily reflect work that is reimbursable by BARDA and was performed during December 31, 2020 and 2019, respectively, in connection with TPOXX®.

Investing Activities

Net cash used in investing activities for the years ended December 31, 2020 and 2019 was $15,501 and $29,094, respectively. In 2020 and 2019, net cash used related to capital expenditures.

Financing Activities

Net cash used in financing activities for the years ended December 31, 2020 and 2019 was $114.6 million and $1.2 million, respectively. For the year ended December 31, 2020, $85.9 million was associated with our voluntary prepayment of the Term Loan and approximately $28.5 million was associated with the repurchase of approximately 4.6 million shares of common stock. For the year ended December 31, 2019, $1.2 million was attributable to the payment of tax obligations for employee common stock tendered.

Future Cash Requirements

As of December 31, 2020, we have outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $12.5 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objective is the preservation of investment capital. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that, the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability-classified warrant in which 1.0 million shares of SIGA common stock can be purchased at a strike price of $1.50 per share. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability-classified warrant will increase by approximately $1.0 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SIGA Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity/(deficiency) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimated Costs to Complete the Research and Development Services (“R&D”) Performance Obligations for the 19C BARDA and IV Formulation R&D Contracts

As discussed in Notes 2 and 3 to the consolidated financial statements, all of the Company’s revenue for the year ended December 31, 2020 was generated from long-term contracts. For these contracts, all revenue associated with R&D performance obligations for the 19C BARDA and IV Formulation R&D Contracts, which totaled approximately $7.5 million and $1.4 million respectively, is recognized over time, because the customer simultaneously receives and consumes the benefits provided by the services as the Company performs these services. Management recognizes revenue based on the progress toward complete satisfaction of the performance obligation and measures this progress under an input method, which is based on the Company’s costs incurred relative to total estimated costs. Under this method, progress is measured based on the cost of resources consumed compared to the total estimated costs to completely satisfy the performance obligation. As disclosed by management, due to the nature of the work required to be performed on many of the performance obligations, management’s estimation of total revenue and costs to satisfy the obligations is complex, subject to many variables, and requires significant judgment. The incurred and estimated costs used in the measure of progress include third-party services performed, direct labor hours, and material consumed.

The principal considerations for our determination that performing procedures relating to revenue recognition – estimated costs to complete the R&D performance obligations for the 19C BARDA and IV Formulation R&D Contracts is a critical audit matter are the significant judgment by management when determining the estimated costs to completely satisfy the performance obligations. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures and in evaluating the estimates of the costs to complete related to management’s estimates of total forecasted costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and testing management’s process for determining the estimated costs to completely satisfy each performance obligation for the 19C BARDA and IV Formulation R&D Contracts, which included evaluating the reasonableness of management’s estimates of total forecasted costs. Evaluating the reasonableness of management’s estimates of total forecasted costs involved assessing management’s ability to reasonably estimate costs to complete the performance obligation by (i) comparing, on a test basis, the underlying cost estimates to approved contracts or modifications; (ii) comparing, on a test basis, the underlying transaction price to original contracts or modifications; and (iii) testing actual costs incurred and their eligibility for billing under the research and development performance obligations.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 4, 2021

We have served as the Company’s auditor since 1997.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

As of

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$117,890,240	$65,249,072
Restricted cash and cash equivalents, short-term	—	95,737,862
Accounts receivable	3,340,263	4,167,996
Inventory	20,265,519	9,652,855
Prepaid expenses and other current assets	2,112,069	5,234,000
Total current assets	143,608,091	180,041,785

Property, plant and equipment, net	2,103,990	2,618,303
Deferred tax asset, net	2,544,053	14,151,002
Goodwill	898,334	898,334
Other assets	676,923	856,766
Total assets	$149,831,391	$198,566,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,278,217	$3,054,032
Accrued expenses and other current liabilities	9,205,293	8,636,911
Term debt, current	—	80,044,866
Total current liabilities	10,483,510	91,735,809
Warrant liability	6,639,211	6,116,882
Other liabilities	2,915,401	2,929,743
Total liabilities	20,038,122	100,782,434
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 77,195,704 and 81,269,868 issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	7,720	8,127
Additional paid-in capital	224,978,430	220,808,037
Accumulated deficit	(95,192,881)	(123,032,408)
Total stockholders' equity	129,793,269	97,783,756
Total liabilities and stockholders' equity	$149,831,391	$198,566,190

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31

	2020	2019	2018
Revenues
Product sales and supportive services	$115,471,071	$11,190,064	$468,918,468
Research and development	9,488,233	15,552,021	8,135,314
Total revenues	124,959,304	26,742,085	477,053,782

Operating expenses
Cost of sales and supportive services	14,797,419	1,782,838	95,268,974
Selling, general and administrative	14,003,184	13,252,136	12,879,738
Research and development	10,938,930	13,303,149	13,016,183
Patent expenses	719,141	726,105	789,489
Total operating expenses	40,458,674	29,064,228	121,954,384
Operating income (loss)	84,500,630	(2,322,143)	355,099,398
(Loss) gain from change in fair value of warrant liability	(3,525,846)	5,091,256	(6,922,624)
Loss on extinguishment of Term Loan	(4,981,461)	—	—
Interest expense	(3,016,817)	(15,769,768)	(15,478,203)
Other income, net	532,085	2,822,232	78,940,985
Income (loss) before income taxes	73,508,591	(10,178,423)	411,639,556
(Provision) benefit for income taxes	(17,166,581)	2,937,276	10,168,272
Net and comprehensive income (loss)	$56,342,010	$(7,241,147)	$421,807,828
Basic earnings (loss) per share	$0.71	$(0.09)	$5.28
Diluted earnings (loss) per share	$0.71	$(0.15)	$5.18
Weighted average shares outstanding: basic	79,259,000	81,031,254	79,923,295
Weighted average shares outstanding: diluted	79,437,306	82,175,023	82,708,472

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)

For the Years Ended December 31, 2020, 2019 and 2018

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity/ (Deficiency)
Balances, December 31, 2017	79,039,000	$7,904	$214,229,581	$(537,375,776)	$—	$(323,138,291)
Net income				421,807,828		421,807,828
Issuance of common stock upon exercise of stock options	426,366	42	261,837			261,879
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	1,184,283	118	(118)			—
Issuance of common stock upon exercise of warrants	760,626	77	6,007,770			6,007,847
Payment of common stock tendered for employee stock-based compensation tax obligations	(646,925)	(65)	(4,074,375)			(4,074,440)
Cumulative effect of accounting change				(223,313)		(223,313)
Stock-based compensation			2,273,177			2,273,177
Balances, December 31, 2018	80,763,350	$8,076	$218,697,872	$(115,791,261)	$—	$102,914,687
Net loss				(7,241,147)		(7,241,147)
Issuance of common stock upon exercise of stock options	9,769	1	(1)			—
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	515,888	52	(52)			—
Issuance of common stock to employees	53,332	5	(5)			—
Issuance of common stock upon exercise of warrants	159,782	16	1,172,785			1,172,801
Payment of common stock tendered for employee stock-based compensation tax obligations	(232,253)	(23)	(1,176,556)			(1,176,579)
Stock-based compensation			2,113,994			2,113,994
Balances, December 31, 2019	81,269,868	$8,127	$220,808,037	$(123,032,408)	$—	$97,783,756
Net income				56,342,010		56,342,010
Repurchase of common stock	(4,628,473)	(463)		(28,502,483)		(28,502,946)
Issuance of common stock upon exercise of stock options	11,822	1	(1)			—
Issuance of common stock upon vesting of RSUs	177,876	18	(18)			—
Issuance of common stock upon exercise of warrants	393,646	40	3,003,477			3,003,517
Payment of common stock tendered for employee stock-based compensation tax obligations	(29,035)	(3)	(184,013)			(184,016)
Stock-based compensation			1,350,948			1,350,948
Balances, December 31, 2020	77,195,704	$7,720	$224,978,430	$(95,192,881)	$—	$129,793,269

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31

	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$56,342,010	$(7,241,147)	$421,807,828
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	529,814	526,997	69,630
Loss (gain) on change in fair value of warrant liability	3,525,846	(5,091,256)	6,922,624
Stock-based compensation	1,350,948	2,113,994	2,273,177
Net realization of deferred revenue and costs due to FDA approval	—	—	(281,950,853)
Deferred income taxes provision (benefit)	11,606,949	(2,417,617)	(9,301,422)
Loss on extinguishment of Term Loan	4,981,461	—	—
Non-cash interest expense	887,132	4,497,271	4,497,273
Gain on sale of priority review voucher	—	—	(78,338,826)
Changes in assets and liabilities:
Accounts receivable	827,733	(2,208,863)	(49,723)
Inventory	(8,009,992)	(6,744,644)	39
Prepaid expenses and other assets	699,102	(714,272)	(2,579,329)
Accounts payable, accrued expenses and other liabilities	(2,204,381)	936,839	2,045,191
Deferred revenue	982,606	(1,861,605)	3,475,714
Net cash provided by (used in) operating activities	71,519,228	(18,204,303)	68,871,323
Cash flows from investing activities:
Capital expenditures	(15,501)	(29,094)	(102,264)
Net proceeds from sale of priority review voucher	—	—	78,338,826
Net cash (used in) provided by investing activities	(15,501)	(29,094)	78,236,562
Cash flows from financing activities:
Net proceeds from exercise of stock options	—	—	261,879
Payment of employee tax obligations for common stock tendered	(184,016)	(1,176,579)	(4,074,440)
Repurchase of common stock	(28,502,946)	—	—
Repayment of Term Loan	(85,913,459)	—	—
Net cash used in financing activities	(114,600,421)	(1,176,579)	(3,812,561)
Net (decrease) increase in cash and cash equivalents	(43,096,694)	(19,409,976)	143,295,324
Cash, cash equivalents and restricted cash at the beginning of period	160,986,934	180,396,910	37,101,586
Cash, cash equivalents and restricted cash at end of period	$117,890,240	$160,986,934	$180,396,910

Supplemental disclosure of cash inflows information:
Conversion of warrant to common stock	$3,003,517	$1,172,801	$6,007,847
Issuance of common stock upon cashless exercise	$97,250	$118,500	$1,681,426
Cash income taxes paid (refund), net	$3,718,581	$(1,276,129)	$251,961

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a commercial-stage pharmaceutical company. The Company's lead product, TPOXX® (“oral TPOXX®”) is a United States Food & Drug Administration-approved oral formulation antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the FDA approved oral TPOXX®.

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

Restricted Cash and Cash Equivalents

Under the terms of the Loan Agreement (as defined below), net cash proceeds from the Company's Priority Review Voucher ("PRV") sale on October 31, 2018 (see Note 4) were restricted and were held in a reserve account. Cash and cash equivalents held in the reserve account were available to pay interest, fees and principal related to the Term Loan (see Note 8 for additional information). Prior to the second quarter of 2020, there was also a reserve account for certain proceeds of the Loan Agreement. This account was also restricted. Amounts in this reserve account were primarily used to pay interest on the Loan Agreement. This reserve account was closed in the second quarter of 2020.

The following table reconciles cash, cash equivalents and restricted cash per the consolidated statements of cash flows to the consolidated balance sheet for each respective period:

	As of December 31,
	2020	2019	2018	2017
Cash and cash equivalents	$117,890,240	$65,249,072	$100,652,809	$19,857,833
Restricted cash - short-term	—	95,737,862	11,452,078	10,701,305
Restricted cash - long-term	—	—	68,292,023	6,542,448
Cash, cash equivalents and restricted cash	$117,890,240	$160,986,934	$180,396,910	$37,101,586

Concentration of Credit Risk

The Company has cash in bank accounts that exceeds the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on its cash accounts and no allowance has been provided for potential credit losses because management believes the potential for losses is remote.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2020 and 2019, 100% of accounts receivable represented receivables from the U.S. Government. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2020 and 2019, the Company had no allowance for doubtful accounts.

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

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As of December 31, 2020, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: six performance obligations relate to research and development services; one relates to manufacture and delivery of product; and one is associated with storage of product.

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

As discussed in Note 3, during the year ended December 31, 2019, the Company recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million related to the negotiation with representatives of the U.S. Government for a change in the application of certain reimbursement rates under the IV Formulation R&D Contract (defined in Note 3).

Contract Balances. The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of December 31, 2020, the accounts receivable balance in the balance sheet includes approximately $1.3 million of unbilled receivables. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the year ended December 31, 2020, the Company recognized revenue of $0.1 million that was included in deferred revenue at the beginning of the period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. As of December 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations was $63.5 million. The Company expects to recognize this amount as revenue within the next five years as the specific timing for satisfying the performance obligations is subjective and outside the Company’s control.

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

The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs are recorded as an expense on a straight-line basis over the lease term. Operating leases with terms greater than one year result in a lease liability recorded in other liabilities with a corresponding ROU asset recorded in property, plant and equipment.

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

Research and Development

Research and development expenses include costs directly and indirectly attributable to the conduct of research and development programs, and performance pursuant to the BARDA contracts, including employee related costs, materials, supplies, depreciation on and maintenance of equipment, the cost of services provided by outside contractors, including services related to the Company’s clinical trials and facility costs, such as rent, utilities, and general support services. All costs associated with research and development are expensed as incurred. Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of common stock warrants on a recurring basis and classifies the liability-classified warrant as Level 3.

The Company used a discounted cash flow model to estimate the fair value of the debt by applying a discount rate to future payments expected to be made as set forth in the Loan Agreement.  The fair value of the loan was measured using Level 3 inputs.  The discount rate was determined using market participant assumptions.

There were no transfers between levels of the fair value hierarchy during 2020 or 2019. As of December 31, 2020, the Company had approximately $0.1 million of cash and cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of December 31, 2020. As of December 31, 2019, the Company had approximately $5.6 million and $90.0 million of restricted cash and cash equivalents classified as Level 1 and Level 2 financial instruments, respectively.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2019	$6,116,882
Increase in fair value of warrant liability	3,525,846
Exercise of warrants	(3,003,517)
Warrant liability at December 31, 2020	$6,639,211

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on its consolidated financial statements.

3. Procurement Contract and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with BARDA pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2020, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $127.1 million of payments are related to exercised options and up to approximately $423.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2020, the Company had received or billed for $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $9.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of  December 31, 2020 and December 31, 2019; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $127.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®, payments up to $101.3 million for the delivery of up to 363,070 courses of oral TPOXX®; and, payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2020, the Company has received the following payments in connection with exercised options: $11.2 million was received for the procurement of raw materials and such amount was initially recorded as deferred revenue and was recognized as revenue during the year ended December 31, 2020, with deliveries of approximately 363,000 courses, in the aggregate, of oral TPOXX®; $101.3 million was received in connection with the June, September and October deliveries, in total, of approximately 363,000 courses of oral TPOXX®; and $5.4 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). If BARDA decides to only exercise IV BDS Options, then the Company would receive payments up to $30.7 million; alternatively, if BARDA decides to exercise both IV BDS Options and IV FDP Options, then the Company would receive payments up to $76.8 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP.

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the years ended December 31, 2020 and 2019, the Company recognized revenues of $7.5 million and $7.4 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery and therefore at a point in time for the years ended December 31, 2020 and 2019, was $112.6 million and $11.1 million, respectively.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The contract with BARDA (as amended, modified, or supplemented from time to time the "2011 BARDA Contract") includes a base contract, as modified, ("2011 Base Contract") as well as options. The 2011 Base Contract specifies approximately $508.4 million of payments (including exercised options), of which, as of December 31, 2020, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $45.6 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $3.0 million remains eligible to be received in the future for reimbursements of development and supportive activities.

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

Revenues in connection with the 2011 BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Remaining performance obligations under the 2011 BARDA Contract generate revenue over time. For the years ended December 31, 2020 and 2019, the Company recognized revenue of $0.2 million and $0.3 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery and supportive services and therefore at a point in time for the years ended December 31, 2020 and 2019, were $0.4 million and $0.1 million, respectively.

International Procurement Contracts

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian Medical Technologies, Inc. (“Meridian,” a Pfizer Company) (the “Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. The Contract specifies firm commitments for the purchase of approximately $3.4 million of oral TPOXX® to occur by March 31, 2021 and a cumulative purchase of approximately $17 million of oral TPOXX® by March 31, 2023; the remaining courses under the Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC. To date, SIGA has not finalized any deliveries yet in connection with this contract.

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND will purchase up to approximately $14 million of oral TPOXX® over four years. In the second quarter 2020, CDND purchased $2.3 million of oral TPOXX®. The remaining purchases are at the option of the CDND, and are expected to occur after regulatory approval of oral TPOXX® in Canada. Meridian is the CDND's counterparty under the Canadian Military Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

The PHAC and CDND contract awards were both coordinated between SIGA and Meridian under the international promotion agreement, as amended (the "International Promotion Agreement") that was entered into by the parties on June 3, 2019.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time. During the year ended December 31, 2020, the Company recognized $2.3 million of revenue for delivery to CDND.

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a separate development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates in February 2024. As of December 31, 2020, the IV Formulation R&D Contract provides for future aggregate research and development funding of up to approximately $2.1 million.

Revenues in connection with the IV Formulation R&D Contract are recognized over time. For the years ended December 31, 2020 and 2019, the Company recognized revenue of $1.4 million and $7.5 million, respectively, under this contract. During the year ended December 31, 2019, the Company completed its negotiation with representatives of the U.S. Government for a change in the application of certain reimbursement rates in the contract. The change in the application of those reimbursement rates increased the overall transaction price of the IV Formulation R&D Contract, but did not change the estimate of costs to complete under the input method calculation. As a result, the Company accounted for this as a change in the transaction price and recognized a cumulative catch-up adjustment to revenue of approximately $3.3 million representing the impact of the change in the application of those reimbursement rates from January 2016 through March 2019.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In May 2020, the DoD increased the scope and the contract value to a total of $26 million with current available funding of $23 million. As of December 31, 2020, the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the award, as modified, of up to approximately $22.4 million. The period of performance for this contract, as modified, terminates on July 31, 2025. For the years ended December 31, 2020 and 2019, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $0.3 million and $0.3 million, respectively, on an over time basis.

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

5. Inventory

Inventory consisted of the following:

	As of
	December 31, 2020	December 31, 2019
Raw materials	$2,628,153	$—
Work in-process	15,415,425	8,693,457
Finished goods	2,221,941	959,398
Inventory	$20,265,519	$9,652,855

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2020	December 31, 2019
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	532,125	601,797
Furniture and fixtures	377,859	377,859
Operating lease right-of-use asset	2,944,932	2,944,932
	6,274,944	6,344,616
Less-accumulated depreciation	(4,170,954)	(3,726,313)
Property, plant and equipment, net	$2,103,990	$2,618,303

Depreciation and amortization expense on property, plant, and equipment was $529,814, $526,997, and $69,630 for the years ended December 31, 2020, 2019, and 2018, respectively.

7. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2020	December 31, 2019
Deferred revenue	$3,280,947	$2,298,341
Compensation	2,933,738	2,966,139
Lease liability, current portion	449,940	419,709
Other	486,158	643,570
Vacation	405,176	256,402
Research and development vendor costs	327,606	707,685
Professional fees	251,824	288,707
Inventory	150,349	71,541
Interest payable	—	977,724
Income tax payable	919,555	7,093
Accrued expenses and other current liabilities	$9,205,293	$8,636,911

8. Debt

On March 13, 2020, the Company voluntarily prepaid the Loan Agreement in an approximate aggregate amount of $87.2 million. The prepayment was made from restricted cash, including $80.0 million in respect of outstanding principal of the Term Loan, $4.0 million that was payable upon the repayment of the Loan Agreement, approximately $1.2 million of accrued interest, and a prepayment premium amount of approximately $1.9 million. The prepayment was made upon the Company and the Lender agreeing to and entering into customary mutual releases reflecting that, subject to such prepayment in accordance with the terms of the Loan Agreement, all of the obligations under the Loan Agreement were released, discharged and satisfied in full. Upon such prepayment and release, the Loan Agreement was terminated. For the year ended  December 31, 2020, the Company recognized approximately $5.0 million of a loss on the extinguishment of the Term Loan related to the remaining unamortized discount and the prepayment premium.

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

Through the three and one-half year anniversary ( May 17, 2020) of the Escrow Release Date, any prepayment of the Term Loan was subject to a makewhole provision in which interest payments related to the prepaid amount were due (subject to a discount of treasury rate plus 0.50%). Upon repayment of the Term Loan, an additional $4.0 million payment was required. Such payment had been accreting to the Term Loan balance since the Escrow Release Date.

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

The following is a reconciliation of the basic and diluted (loss) earnings per share computation:

	Year Ended December 31,
	2020	2019	2018
Net income (loss) for basic earnings per share	$56,342,010	$(7,241,147)	$421,807,828
Less: Change in fair value of warrants	—	5,091,256	(6,922,624)
Net income (loss), adjusted for change in fair value of warrants for diluted earnings per share	$56,342,010	$(12,332,403)	$428,730,452
Weighted-average shares	79,259,000	81,031,254	79,923,295
Effect of potential common shares	178,306	1,143,769	2,785,177
Weighted-average shares: diluted	79,437,306	82,175,023	82,708,472
Earnings (loss) per share: basic	$0.71	$(0.09)	$5.28
Earnings (loss) per share: diluted	$0.71	$(0.15)	$5.18

For the year ended December 31, 2020, diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock and unreleased restricted stock units. The dilutive effect of options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Warrants were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the year ended  December 31, 2020 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of the warrants, would have been anti-dilutive. For the year ended December 31, 2020, the weighted average number of shares under the warrant excluded from the calculation of diluted earnings per share was 1,124,585.

The Company incurred losses for the twelve months ended December 31, 2019 and as a result, for such year the equity instruments listed below are excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would be anti-dilutive. The weighted average number of equity instruments excluded consisted of:

Year Ended December 31,
2019
Stock Options	340,284
Stock-Settled Stock Appreciation Rights	1,666
Restricted Stock Units	525,741

10. Financial Instruments

2016 Warrant

On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering (as defined in Note 11). The subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. During the year ended December 31, 2020, 0.5 million shares on the warrant were exercised. Subsequent to partial exercises of the Warrant, there are approximately 1.0 million shares underlying the Warrant as of December 31, 2020. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance.

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

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability-classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the Warrant and compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation as of December 31, 2016. These models generated substantially equivalent fair values for the Warrant. As such, the Company utilized a Black-Scholes model at December 31, 2020 and 2019 to determine the fair value of the Warrant.

As of December 31, 2020, the fair value of the Warrant was $6.6 million. A Black Scholes model was applied to calculate the fair value of the Warrant using the following assumptions: risk free interest rate of 0.46%; no dividend yield; an expected life of 5.7 years; and a volatility factor of 80%.

As of December 31, 2019, the fair value of the Warrant was $6.1 million. A Black Scholes model was applied to calculate the fair value of the Warrant using the following assumptions: risk free interest rate of 1.81%; no dividend yield; an expected life of 6.7 years; and a volatility factor of 70%.

At December 31, 2020, pursuant to the Warrant agreement, there were no conditions under which current assets would have been required to satisfy the Warrant obligation.

11. Stockholders’ Equity

On December 31, 2020, the Company’s authorized share capital consisted of 620,000,000 shares, of which 600,000,000 are designated common shares and 20,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2020 and 2019, no preferred shares were outstanding or issued.

On March 5, 2020, the Company announced that the Board of Directors had authorized a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $50 million of the Company's common stock through December 31, 2021. The timing and actual number of shares repurchased will depend on a variety of factors, including: exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities. Repurchases under the program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or otherwise. During the year ended December 31, 2020, the Company repurchased 4.6 million shares of common stock, respectively, for approximately $28.5 million.

12. Stock Compensation Plans

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) was initially adopted in May 2010. The 2010 Plan provided for the issuance of stock options, restricted stock and unrestricted stock with respect to an aggregate of 2,000,000 shares of the Company’s common stock to employees, consultants and outside directors of the Company. On May 17, 2011, the 2010 Plan was amended to provide for the issuance of restricted stock units (“RSUs”) and on February 2, 2012, the 2010 Plan was amended to provide for the issuance of stock-settled stock appreciation rights ("SSARs"). Effective April 25, 2012 and May 23, 2017, the 2010 Plan was amended to increase the maximum number of shares of common stock available for issuance to an aggregate of 4,500,000 shares and 8,500,000 shares, respectively. The vesting period for awards granted under the 2010 Plan is determined by the Compensation Committee of the Board of Directors. The Compensation Committee also determines the expiration date of each equity award; however, stock options  may not be exercisable more than ten years after the date of grant as the maximum term of equity awards issued under the 2010 Plan is ten years.

For the years ended December 31, 2020, 2019 and 2018, the Company recorded stock-based compensation expense, including stock options and RSUs, of approximately $1.4 million, $2.1 million and $2.3 million, respectively.

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

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise	Remaining Life	Value
	Options	Price	(in years)	(in thousands)
Outstanding at January 1, 2020	281,000	$9.68
Granted	75,000	6.47
Exercised	(25,000)	3.89
Canceled/Expired	(78,000)	8.13
Outstanding at December 31, 2020	253,000	$9.78	3.47	$170,000
Vested at December 31, 2020	253,000	$9.78	3.47	$170,000
Exercisable at December 31, 2020	253,000	$9.78	3.47	$170,000

As of December 31, 2020, there is no remaining unrecognized stock-based compensation cost related to stock options expected to be recognized. The total fair value of stock options which vested during the years ended December 31, 2020 and 2019 was approximately $383,000 and $120,000, respectively. For the year ended December 31, 2019 there were no stock options that vested.

The total intrinsic value of stock options exercised was approximately $87,000, $76,000 and $2,900,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

Restricted Stock Awards/Restricted Stock Units

RSUs awarded to employees vest in equal annual installments over a two or three-year period and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

		Weighted
		Average
	Number of	Grant-Date
	RSUs	Fair Value
Outstanding at January 1, 2020	240,292	$5.83
Granted	135,000	5.95
Vested and released	(177,876)	5.84
Canceled/Expired	(30,000)	6.20
Outstanding at December 31, 2020	167,416	$5.86

As of December 31, 2020, $0.5 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 0.5 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2020, 2019 and 2018 was $5.95, $5.84 and $6.53 per share, respectively. Based on the grant date, the total fair value of restricted stock and restricted stock units vested and released during the years ended December 31, 2020, 2019 and 2018 was approximately $1.0 million, $1.6 million and $2.9 million, respectively.

13. Income Taxes

The Company's provision (benefit) for income taxes comprises the following:

	For the year ended December 31,
	2020	2019	2018
Current:
Federal	$5,111,667	$(663,114)	$(1,326,022)
State and local	447,965	143,455	459,172
Total current provision (benefit)	5,559,632	(519,659)	(866,850)
Deferred:
Federal	11,375,962	(2,092,585)	(9,256,661)
State and local	230,987	(325,032)	(44,761)
Total deferred provision (benefit)	11,606,949	(2,417,617)	(9,301,422)
Total provision (benefit)	$17,166,581	$(2,937,276)	$(10,168,272)

The Company’s deferred tax assets and liabilities comprise the following:

	As of December 31,
	2020	2019
Deferred income tax assets:
Net operating losses	$1,293,842	$9,353,603
Amortization of intangible assets	80,930	113,910
Share-based compensation	398,165	451,818
Deferred revenue	709,480	719,304
Interest expense carryforward	—	2,617,951
Lease liability	520,830	678,993
Alternative minimum tax credits	—	663,114
Other	1,141,705	1,338,046
Deferred income tax assets	4,144,952	15,936,739
Less: valuation allowance	(1,022,135)	(1,047,008)
Deferred income tax assets, net of valuation allowance	$3,122,817	$14,889,731
Deferred income tax liabilities:
Amortization of goodwill	(199,172)	(201,930)
Property, plant and equipment	(81,065)	(175,581)
Other	(298,527)	(361,218)
Deferred income tax asset, net	$2,544,053	$14,151,002

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which is inherently uncertain. The Company assesses all available positive and negative evidence to determine if its existing deferred tax assets are realizable on a more-likely-than-not basis. In making such assessment, the Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on the Company's generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences. As of December 31, 2020 and 2019, the Company has a valuation allowance on certain state and local net operating losses which the Company determined were not realizable on a more-likely-than-not basis. The Company’s valuation allowance decreased by $24,873 during the year ended December 31, 2020.

The benefit for income taxes differs from the expected amount calculated by applying the Company's statutory rate to the income or loss before benefit for income taxes as follows:

	As of December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local taxes	0.7%	1.3%	0.8%
Change in fair value of common stock warrant	1.0%	10.5%	0.4%
Section 162(m) limitation	0.5%	(6.0)%	0.3%
Other	0.2%	2.1%	(0.3)%
Valuation allowance on deferred tax assets	—	—	(24.7)%
Effective tax rate	23.4%	28.9%	(2.5)%

For the year ended December 31, 2020, the Company’s effective tax rate differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), state and local taxes, and a non-taxable adjustment for the fair market value of the Warrant. For the year ended December 31, 2019, the Company's effective tax rate differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the year ended December 31,
	2020	2019	2018
Balance at beginning of year	$5,649,188	$5,738,964	$—
Tax positions related to the current and prior years:	—	—	—
Additions	—	—	5,738,964
Reductions	(57,601)	(89,776)	—
Settlements	—	—	—
Lapses in applicable statutes of limitation	—	—	—
Balance at the end of the year	$5,591,587	$5,649,188	$5,738,964

Included in the balance of unrecognized tax benefits as of December 31, 2020, are potential benefits of $5.6 million that, if recognized, would affect the effective tax rate. For the years ended  December 31, 2020 and December 31, 2019, interest and penalties on unrecognized tax benefits were $65,000 and $38,000 respectively. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease within twelve months from December 31, 2020.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The federal tax years open to examination are 2017 to 2020. The Company's state and local tax years open to examination are 2016-2020.

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

Operating lease costs totaled $0.7 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.6 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the weighted-average remaining lease term of the Company’s operating leases was 5.7 years while the weighted-average discount rate was 4.53%.

The following is a maturity analysis of the Company's lease liabilities as of December 31, 2020:

2021	550,904
2022	368,467
2023	402,078
2024	404,258
2025	406,994
Thereafter	575,887
Total undiscounted cash flows under operating leases	2,708,588
Less: Imputed interest	(359,467)
Present value of lease liabilities	$2,349,121

As of December 31, 2020, approximately $1.9 million of the lease liability is included in Other liabilities on the consolidated balance sheet with the current portion included in accrued expenses.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of December 31, 2020, the Company has approximately $12.5 million of purchase commitments associated with manufacturing obligations.

15. Related Party Transactions

Board of Directors and Outside Counsel

A member of the Company’s Board of Directors is a member of the Company’s outside counsel. During the years ended December 31, 2020, 2019 and 2018, the Company incurred expenses of approximately $478,000, $468,000 and $450,000, respectively, related to services provided by the outside counsel. On December 31, 2020 the Company’s outstanding payables and accrued expenses included a $78,000 liability to the outside counsel.

Board of Directors-Consulting Agreement

On October 13, 2018, the Company, entered into a consulting agreement with Dr. Eric A. Rose, a member, and former Executive Chairman, of the Company’s Board of Directors. Under the agreement, the consulting services included assisting the Company on expanded indications for TPOXX® and other business development opportunities as requested by the Company. The term of the agreement expired on October 13, 2020 and the agreement has not been renewed. Compensation under the agreement was at an annual rate of $200,000. During the year ended December 31, 2020, the Company incurred $157,000 related to services under this agreement. As of December 31, 2020, the Company’s outstanding payables and accrued expenses included a $7,000 liability associated with this agreement.

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

Under the Old HQ Sublease, the Company was obligated to pay fixed rent of approximately $60,000 per month until August 2018 and approximately $63,400 per month thereafter until the Old HQ Sublease expiration date in  September 2020. Additionally, the Company was obligated to pay certain operating expenses and taxes (“Additional Rent”), such Additional Rent being specified in the overlease between M&F and the landlord at 660 Madison Avenue (the “Old HQ Overlease”).

Under the Replacement M&F Sublease, the subtenant’s rental obligations were excused for the first two (2) months of the lease term (“Rent Concession Period”). Thereafter, the subtenant was obligated to pay fixed rent of $36,996 per month for the first twelve (12) months, and was obligated to pay $37,831 per month for the next 12 months, and $38,665 per month until the scheduled expiration of the Replacement M&F Sublease in September, 2020. In addition to fixed rent, the subtenant was also obligated to pay, pursuant to the Replacement M&F Sublease, a portion of the Additional Rent specified in the Old HQ Overlease.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 in accordance with the framework on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Equity Compensation Plan Information

The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Stock Units (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Restricted Stock Units	Number of Securities Available for Future Issuance under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	420,416	$8.22	4,688,646
Equity compensation plans not approved by security holders	—	—	—
Total	420,416	$8.22	4,688,646

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to our definitive proxy statement for the 2021 Annual Meeting of Stockholders.

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

4(b)

Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 5, 2020).

10(a)	Securities Purchase Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 18, 2003).

10(b)	Letter Agreement dated October 8, 2003 among the Company, MacAndrews & Forbes Holdings Inc. and TransTech Pharma, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 9, 2003).

10(c)

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

10(d)

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

10(e)	Director Compensation Program, effective January 1, 2012 (incorporated by reference to the Definitive Proxy Statement on Form DEF 14A of the Company filed on April 27, 2012).

10(f)

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

10(i)

Amendment of Solicitation/Modification of Contract dated as of February 7, 2012, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2012).

10(j)

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

10(k)

Amendment of Solicitation/Modification of Contract dated as of February 28, 2013, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 10, 2014).

10(l)

Amendment of Solicitation/Modification of Contract dated as of April 9, 2013, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 10, 2014).

10(m)

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

10(n)

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

10(o)

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

10(p)

Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Daniel J. Luckshire (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10(q)

Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

10(r)

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

10(s)

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

10(t)

Warrant, dated as of September 2, 2016, by the Company in favor of OCM Strategic Credit SIGTEC Holdings, LLC or its registered assigns (incorporated by reference to the Current Report on Form 8-K of the Company filed on September 7, 2016).

10(u)	Employment Agreement, dated as of October 13, 2016, between SIGA and Phillip Louis Gomez, III (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 13, 2016).

10(v)

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

10(w)

Amendment of Solicitation/Modification of Contract 0012, dated April 22, 2016, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 4, 2017).

10(x)

Amendment of Solicitation/Modification of Contract 0014, dated September 21, 2016, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 4, 2017).

10(y)

Office Lease, dated as of May 26, 2017, by and between SIGA Technologies, Inc. and MacAndrews & Forbes Incorporated (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 30, 2017).

10(z)	Termination of Sublease, dated as of July 31, 2017 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 3, 2017).

10(aa)

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

10(bb)	Commercial Lease Agreement for Corvallis, Oregon dated November 3, 2017 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2017).

10(cc)

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

10(dd)

Amendment of Solicitation/Modification of Contract 0015, dated July 30, 2018, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 1, 2018).

10(ee)

Second Amended and Restated Employment Agreement, dated August 1, 2018, between SIGA Technologies, Inc. and Robin E. Abrams (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 3, 2018).

10(ff)

Addendum, dated August 10, 2018, to Seconded Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 10, 2018).

10(gg)

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

10(hh)

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

10(jj)

Amendment of Solicitation/Modification of Contract 0018, dated September 28, 2018 to Agreement, dated June 1, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 6, 2018).

10(kk)

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

10(ll)

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

10(nn)

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

10(oo)

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

10(pp)

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

10(qq)

Amendment to Loan and Security Agreement, dated July 24, 2019, by and among SIGA Technologies, Inc., and OCM Strategic Credit SIGTEC Holdings, LLC, Cortland Capital Market Services LLC, in its capacity as administrative agent and collateral agent (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2019).

10(rr)

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

10(ss)

Amendment of Solicitation/Modification of Contract 0020, dated November 19, 2019, to Agreement, dated, June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 5, 2020).

10(tt)

Amendment of Solicitation/Modification of Contract 0018, dated November 19, 2019, to Agreement, dated, May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 5, 2020).

10(uu)	Amendment of Solicitation/Modification of Contract 0004, dated February 4, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 6, 2020).

10(vv)	Amendment of Solicitation/Modification of Contract 0005, dated April 29, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020).

10(ww)	Amendment of Solicitation/Modification of Contract 00021, dated July 2, 2020, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2020).

10(xx)	Amendment of Solicitation/Modification of Contract 00019, dated July 20, 2020, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2020).

23.1	Consent of PRICEWATERHOUSECOOPERS LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline Taxonomy Extension Schema Document

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline Taxonomy Extension Labels Linkbase Document

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 4, 2021	By:	/s/ Phillip L. Gomez, Ph.D.
Phillip L. Gomez, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Phillip L. Gomez, Ph.D.		March 4, 2021
Phillip L. Gomez, Ph.D.	Chief Executive Officer and Director

/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 4, 2021
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Eric A. Rose, M.D.
Eric A. Rose, M.D.	Chairman	March 4, 2021

/s/ James J. Antal
James J. Antal	Director	March 4, 2021

/s/ Thomas E. Constance
Thomas E. Constance	Director	March 4, 2021

/s/ Jaymie Durnan
Jaymie Durnan	Director	March 4, 2021

/s/ Julie M. Kane
Julie M. Kane	Director	March 4, 2021

/s/ Joseph Marshall
Joseph Marshall	Director	March 4, 2021

/s/ Julian Nemirovsky
Julian Nemirovsky	Director	March 4, 2021

/s/ Michael Plansky
Michael Plansky	Director	March 4, 2021