Form 10-Q
period 2021-03-31
SIGA TECHNOLOGIES INC
filed 2021-05-06
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2021
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

As of April 19, 2021, the registrant had outstanding 76,065,078 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$106,527,495	$117,890,240
Accounts receivable	4,001,259	3,340,263
Inventory	20,410,371	20,265,519
Prepaid expenses and other current assets	1,950,149	2,112,069
Total current assets	132,889,274	143,608,091

Property, plant and equipment, net	1,986,888	2,103,990
Deferred tax assets, net	2,572,594	2,544,053
Goodwill	898,334	898,334
Other assets	419,448	676,923
Total assets	$138,766,538	$149,831,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$446,795	$1,278,217
Accrued expenses and other current liabilities	7,064,722	9,205,293
Total current liabilities	7,511,517	10,483,510
Warrant liability	5,720,410	6,639,211
Other liabilities	2,849,744	2,915,401
Total liabilities	16,081,671	20,038,122
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 76,240,439 and 77,195,704, issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	7,625	7,720
Additional paid-in capital	225,211,481	224,978,430
Accumulated deficit	(102,534,239)	(95,192,881)
Total stockholders’ equity	122,684,867	129,793,269
Total liabilities and stockholders’ equity	$138,766,538	$149,831,391

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Revenues
Product sales and supportive services	$3,523,343	$113,009
Research and development	1,290,401	2,506,756
Total revenues	4,813,744	2,619,765

Operating expenses
Cost of sales and supportive services	250,848	109,094
Selling, general and administrative	4,056,184	3,176,024
Research and development	2,302,785	3,150,105
Patent expenses	193,334	182,597
Total operating expenses	6,803,151	6,617,820
Operating loss	(1,989,407)	(3,998,055)
Gain/(loss) from change in fair value of warrant liability	918,801	(16,065)
Loss on extinguishment of Term Loan	-	(4,981,461)
Interest expense	-	(3,016,817)
Other income, net	25,568	412,363
Loss before income taxes	(1,045,038)	(11,600,035)
Benefit for income taxes	232,933	2,702,506
Net and comprehensive loss	$(812,105)	$(8,897,529)
Basic loss per share	$(0.01)	$(0.11)
Diluted loss per share	$(0.02)	$(0.11)
Weighted average shares outstanding: basic	76,757,010	81,240,105
Weighted average shares outstanding: diluted	77,572,587	81,240,105

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(812,105)	$(8,897,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	130,826	133,163
(Gain)/loss on change in fair value of warrant liability	(918,801)	16,065
Stock-based compensation	246,412	259,016
Deferred income taxes, net	(28,541)	(2,153,695)
Loss on extinguishment of Term Loan	-	4,981,461
Non-cash interest expense	-	887,132
Changes in assets and liabilities:
Accounts receivable	(660,996)	2,482,354
Inventory	(144,852)	(4,086,487)
Prepaid expenses and other assets	419,395	22,259
Accounts payable, accrued expenses and other liabilities	(3,330,241)	(1,624,681)
Deferred revenue	292,591	11,303,389
Net cash (used in)/provided by operating activities	(4,806,312)	3,322,447
Cash flows from investing activities:
Capital expenditures	(13,724)	(15,501)
Net cash used in investing activities	(13,724)	(15,501)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(13,361)	(9,746)
Repurchase of common stock	(6,529,348)	(993,375)
Repayment of Term Loan	—	(85,913,459)
Net cash used in financing activities	(6,542,709)	(86,916,580)
Net decrease in cash, cash equivalents and restricted cash	(11,362,745)	(83,609,634)
Cash, cash equivalents and restricted cash at the beginning of period	117,890,240	160,986,934
Cash and cash equivalents at end of period	$106,527,495	$77,377,300

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” and the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company's 2020 Annual Report on Form 10-K filed on March 4, 2021 (the "2020 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2020 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2020 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

All of the Company’s revenue is derived from long-term contracts that span multiple years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of March 31, 2021, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: six performance obligations relate to research and development services; three relate to manufacture and delivery of product; and one is associated with storage of product. The aggregate amount of the transaction price allocated to remaining performance obligations was $73.3 million as of March 31, 2021. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  March 31, 2021, the accounts receivable balance in the condensed balance sheet includes approximately $3.4 million of unbilled receivables. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the three months ended March 31, 2021, the Company recognized no revenue that was included in deferred revenue at the beginning of the period.

Repurchase of shares

When shares recognized as equity are repurchased, the amount of the consideration paid, which includes directly attributable costs, is recognized as a deduction from equity. The excess of the purchase price above par value of repurchased shares that are retired is presented as an increase to accumulated deficit (or a reduction of retained earnings, if any).

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2021 had no impact on the condensed consolidated financial statements.

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of March 31, 2021, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $127.1 million of payments are related to exercised options and up to approximately $423.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2021, the Company had received or billed for $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $9.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of  March 31, 2021 and December 31, 2020; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $127.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®; payments up to $101.3 million for the delivery of up to 363,070 courses of oral TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2021, the Company has received the following payments in connection with exercised options: $112.5 million was received in connection with deliveries made in 2020 of approximately 363,000 courses of oral TPOXX®; and $6.5 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended March 31, 2021 and 2020, the Company recognized revenues of $0.8 million and $2.1 million, respectively, on an over time basis. In contrast, no revenue was recognized for product delivery and therefore at a point in time for the three months ended March 31, 2021 or  March 31, 2020.

International Procurement Contracts

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian Medical Technologies, Inc. (“Meridian,” a Pfizer Company) (the “Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. The Contract specifies firm commitments for the cumulative purchase of approximately $17 million of oral TPOXX® by March 31, 2023; the remaining courses under the Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC. For the three months ended March 31, 2021, SIGA recognized $3.4 million of revenue for the delivery of oral TPOXX®. In April 2021, SIGA delivered $6.9 million of oral TPOXX® to PHAC.

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND will purchase up to approximately $14 million of oral TPOXX® over four years. In the second quarter 2020, CDND purchased $2.3 million of oral TPOXX®. The remaining purchases are at the option of the CDND, and are expected to occur after regulatory approval of oral TPOXX® in Canada. Meridian is the CDND's counterparty under the Canadian Military Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder. For the three months ended March 31, 2021, there were no deliveries under this contract.

The PHAC and CDND contract awards were both coordinated between SIGA and Meridian under the international promotion agreement (as amended, the "International Promotion Agreement") that was entered into by the parties on June 3, 2019.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time. During the three months ended March 31, 2021, the Company recognized $3.4 million of revenue for delivery to PHAC.

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a separate development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates in February 2024. As of March 31, 2021, the IV Formulation R&D Contract provides for future aggregate research and development funding of up to approximately $1.6 million. Revenues in connection with the IV Formulation R&D Contract are recognized over time. For the three months ended March 31, 2021 and 2020, the Company recognized revenue of $0.2 million and $0.4 million, respectively, under this contract.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In May 2020, the DoD increased the scope and the contract value to a total of $26 million with current available funding of $23 million. In April 2021, the DoD increased the available funding to the full contractual value of $26 million. As of March 31, 2021, the PEP Label Expansion R&D Contract provides for future aggregate research and development funding under the award, as modified, of up to approximately $22.2 million. The period of performance for this contract, as modified, terminates on April 30, 2024. For the three months ended March 31, 2021 and 2020, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $0.1 million and less than $0.1 million, respectively, on an over time basis.

On May 13, 2011, the Company signed a contract with BARDA ("2011 BARDA Contract") pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The 2011 BARDA Contract specifies approximately $508.4 million of payments, of which, as of March 31, 2021, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $45.7 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $2.9 million remains eligible to be received in the future for reimbursements of development and supportive activities.

The 2011 BARDA Contract expires in December 2024.

Remaining performance obligations under the 2011 BARDA Contract generate revenue over time. For each of the three month periods ended March 31, 2021 and 2020, the Company recognized revenue of $0.1 million on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Raw materials	$2,625,928	$2,628,153
Work in-process	15,700,529	15,415,425
Finished goods	2,083,914	2,221,941
Inventory	$20,410,371	$20,265,519

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	474,166	532,125
Furniture and fixtures	377,859	377,859
Operating lease right-of-use assets	2,944,932	2,944,932
	6,216,985	6,274,944
Less - accumulated depreciation and amortization	(4,230,097)	(4,170,954)
Property, plant and equipment, net	$1,986,888	$2,103,990

Depreciation and amortization expense on property, plant, and equipment was $130,826 and $133,163 for the three months ended March 31, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2021	December 31, 2020
Deferred revenue	$3,573,538	$3,280,947
Compensation	853,833	2,933,738
Income tax payable	697,843	919,555
Vacation	476,991	405,176
Lease liability, current portion	393,936	449,940
Professional fees	336,197	251,824
Other	286,476	486,158
Inventory	236,500	150,349
Research and development vendor costs	209,408	327,606
Accrued expenses and other current liabilities	$7,064,722	$9,205,293

7. Financial Instruments

2016 Warrant

On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender (as defined in Note 8) to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Taking into account partial exercises of the Warrant, there were approximately 1.0 million shares underlying the Warrant as of March 31, 2021.

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

As of March 31, 2021, the fair value of the Warrant was $5.7 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk free interest rate of 1.02%; no dividend yield; an expected life of 5.42 years; and a volatility factor of 70%.

8. Debt

On March 13, 2020, the Company voluntarily prepaid the Loan Agreement (as defined below) in an approximate aggregate amount of $87.2 million.  The prepayment was made from restricted cash, including $80.0 million in respect of outstanding principal of the Term Loan, $4.0 million that was payable upon the repayment of the Loan Agreement, approximately $1.2 million of accrued interest, and a prepayment premium amount of approximately $1.9 million.  The prepayment was made upon the Company and the Lender agreeing to and entering into customary mutual releases reflecting that, subject to such prepayment in accordance with the terms of the Loan Agreement, all of the obligations under the Loan Agreement were released, discharged and satisfied in full.  Upon such prepayment and release, the Loan Agreement was terminated. For the three months ended March 31, 2020, the Company recognized approximately $5.0 million of a loss on the extinguishment of the Term Loan related to the remaining unamortized discount and the prepayment premium.

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

9. Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value due to the relatively short maturity of these instruments. Common stock warrants, which are classified as a liability, are recorded at their fair market value as of each reporting period.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classifies such liability-classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $5.7 million at March 31, 2021.

There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, the Company had approximately $0.1 million and $0.1 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of March 31, 2021.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2020	$6,639,211
Decrease in fair value of warrant liability	(918,801)
Exercise of warrants	—
Warrant liability at March 31, 2021	$5,720,410

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended March 31,
	2021	2020
Net loss for basic earnings per share	$(812,105)	$(8,897,529)
Less: Change in fair value of warrants	918,801	—
Net loss, adjusted for change in fair value of warrants for diluted earnings per share	$(1,730,906)	$(8,897,529)
Weighted-average shares	76,757,010	81,240,105
Effect of potential common shares	815,577	—
Weighted-average shares: diluted	77,572,587	81,240,105
Loss per share: basic	$(0.01)	$(0.11)
Loss per share: diluted	$(0.02)	$(0.11)

For the three months ended March 31, 2021 and 2020, the Company incurred losses and as a result, the equity instruments listed below were excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three Months Ended March 31,
	2021	2020
Stock options	186,191	280,835
Restricted stock units	163,946	236,848
Warrants	—	1,547,296

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of March 31, 2021, the Company had approximately $13.2 million of purchase commitments associated with manufacturing obligations.

12. Related Party Transactions

Board of Directors and Outside Counsel

A member of the Company’s Board of Directors is a partner at the Company’s outside counsel. During the three months ended March 31, 2021 and 2020, the Company incurred expenses of $105,000 and $117,000, respectively, related to services provided by the outside counsel. On March 31, 2021 the Company’s outstanding payables and accrued expenses included an approximate $62,000 liability to the outside counsel.

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated (“M&F”) entered into a ten-year Office Lease agreement (the “HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee will be $3,333 per month for the second year of the term and increasing by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three months ended March 31, 2021, the Company paid expenses associated with this lease of $0.1 million.

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2021 and 2020, we incurred a pre-tax loss of $1.0 million and $11.6 million, respectively, and a corresponding income tax benefit of $0.2 million and $2.7 million, respectively.

The effective tax rate for the three months ended March 31, 2021 was 22.3% compared to 23.3% for the three months ended March 31, 2020. The effective tax rates for the three months ended March 31, 2021 and 2020 differ from the U.S. statutory rate of 21% primarily as a result of state taxes, non-deductible executive compensation under IRC Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

14. Equity

The tables below present changes in stockholders' equity for the three months ended March 31, 2021 and 2020.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2020	77,195,704	$7,720	$224,978,430	$(95,192,881)	$—	$129,793,269
Net loss		—	—	(812,105)	—	(812,105)
Repurchase of common stock	(957,905)	(95)	—	(6,529,253)	—	(6,529,348)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,902)	—	(13,361)	—	—	(13,361)
Issuance of common stock upon vesting of RSUs	4,542	—	—	—	—	—
Stock-based compensation	—	—	246,412	—	—	246,412
Balances at March 31, 2021	76,240,439	$7,625	$225,211,481	$(102,534,239)	$—	$122,684,867

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2019	81,269,868	$8,127	$220,808,037	$(123,032,408)	$—	$97,783,756
Net loss	—	—	—	(8,897,529)	—	(8,897,529)
Repurchase of common stock	(225,094)	(22)	—	(993,353)	—	(993,375)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,892)	—	(9,746)	—	—	(9,746)
Issuance of common stock upon vesting of RSUs	4,542	—	—	—	—	—
Stock-based compensation	—	—	259,016	—	—	259,016
Balances at March 31, 2020	81,047,424	$8,105	$221,057,307	$(132,923,290)	$—	$88,142,122

On March 5, 2020, the Company announced that the board of directors had authorized a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $50 million of the Company's common stock through December 31, 2021.  The timing and actual number of shares repurchased will depend on a variety of factors, including: exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities.  Repurchases under the program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise. During the three months ended March 31, 2021, the Company repurchased approximately 1 million shares of common stock for approximately $6.5 million.

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

On May 26, 2017 the Company and M&F entered into the HQ Lease, a ten-year office lease agreement, pursuant to which the Company agreed to lease 3,200 square feet in New York, New York. The Company is utilizing premises leased under the HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the weighted-average remaining lease term of the Company’s operating leases was 5.58 years while the weighted-average discount rate was 4.53%.

Future cash flows under operating leases as of March 31, 2021 are expected to be as follows:

2021	$401,915
2022	368,467
2023	402,078
2024	404,258
2025	406,994
Thereafter	575,887
Total undiscounted cash flows under leases	2,559,599
Less: Imputed interest	(332,140)
Present value of lease liabilities	$2,227,459

As of March 31, 2021, approximately $1.8 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in the 2020 Form 10-K. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

Overview

We are a commercial-stage pharmaceutical company. Our lead product, TPOXX® (“oral TPOXX®”), is an oral formulation antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved oral TPOXX® for the treatment of smallpox.

COVID-19 Pandemic

The COVID-19 pandemic has caused significant societal and economic disruption. Such disruption, and the associated risks and costs, are expected to continue for an indeterminate period of time. Given the uncertain future course of the COVID-19 pandemic, and the uncertain scale and scope of its future impact, the Company is continually reviewing business and financial risks related to the pandemic and seeking coordination with its government partners with respect to the performance of current and future government contracts. Additionally, the Company is continually coordinating with service providers and vendors, in particular Contract Manufacturing Organizations that constitute our supply chain, with respect to actions and risks caused by the COVID-19 pandemic.

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

Lead Product-TPOXX®

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of March 31, 2021, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance (five years as of the award date of September 10, 2018), approximately $127.1 million of payments are related to exercised options and up to approximately $423.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2021, the Company had received or billed for $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $9.7 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the manufacture of IV BDS has been recorded as deferred revenue as of March 31, 2021 and December 31, 2020; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $127.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®; payments up to $101.3 million for the delivery of up to 363,070 courses of oral TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2021, the Company has received the following payments in connection with exercised options: $112.5 million was received in connection with the deliveries made in 2020 of approximately 363,000 courses of oral TPOXX®; and $6.5 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

Under the terms of this contract, exercise of procurement options is at the sole discretion of BARDA. The request for proposal that preceded the award of the 19C BARDA Contract indicated that the expected purpose of the contract was to maintain the level of smallpox antiviral preparedness in the Strategic Stockpile. Based on prior product delivery activity, and current FDA-approved shelf life of oral TPOXX®, the Company estimates that approximately one million courses of smallpox antiviral treatment would need to be delivered to the U.S. Government between 2021 and 2023 in order to maintain stockpile levels of unexpired smallpox antiviral treatment during this period.

2011 BARDA Contract

On May 13, 2011, the Company signed a contract with BARDA pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The 2011 BARDA Contract specifies approximately $508.4 million of payments, of which, as of March 31, 2021, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $45.7 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $2.9 million remains eligible to be received in the future for reimbursements of development and supportive activities.

The 2011 BARDA Contract expires in December 2024.

International Procurement Contracts

Contract with Public Health Agency of Canada

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian Medical Technologies, Inc. (“Meridian," a Pfizer Company) (the “Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. The Contract specifies firm commitments for the cumulative purchase of approximately $17 million of oral TPOXX® by March 31, 2023; the remaining courses under the Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC. For the three months ended March 31, 2021, SIGA recognized $3.4 million of revenue for the delivery of oral TPOXX®. In April 2021, SIGA delivered $6.9 million of oral TPOXX® to PHAC. The contract award was coordinated between SIGA and Meridian under an international promotion agreement (as amended, the "International Promotion Agreement") that was entered into by the parties on June 3, 2019. As such, Meridian is the PHAC's counterparty under the Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

Canadian Military Contract

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND will purchase up to approximately $14 million of oral TPOXX® over four years.  In the second quarter 2020, CDND purchased $2.3 million of oral TPOXX®.  The remaining purchases are at the option of the CDND, and are expected to occur after regulatory approval of oral TPOXX® in Canada. Meridian is the CDND's counterparty under the Canadian Military Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder. For the three months ended March 31, 2021, there were no deliveries under this contract.

International Promotion Agreement

Under the terms of the International Promotion Agreement, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian has agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA retains ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, also retains sales and marketing rights with respect to oral TPOXX®. SIGA’s consent is required for the entry into any sales arrangement pursuant to the International Promotion Agreement.

The fee Meridian retains pursuant to the International Promotion Agreement is a specified percentage of the collected proceeds of sales of oral TPOXX® net of certain expenses, for years in which customer invoiced amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for years in which such net invoiced amounts exceed the specified threshold.  Taking into account Meridian’s fee and manufacturing costs of oral TPOXX®, it is currently estimated by the Company that international sales of oral TPOXX® will have a contribution margin (as expressed as a percentage of product sales, and before any consideration of expenses not directly related to manufacturing or Meridian activities) of between approximately 65% and 80%.

TPOXX Regulatory Summary

On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox.

For IV TPOXX®, SIGA filed a new drug application ("NDA") with the FDA for IV TPOXX® on April 30, 2021. Based on its review of the NDA, the FDA will decide whether to approve IV TPOXX® and whether to impose any marketing restrictions or require additional post-approval clinical studies. This review process will typically take ten months. There can be no assurance that any approval will be granted on a timely basis, if at all.

The Company is also seeking regulatory approval of oral TPOXX® in Europe and Canada. In July 2020, the Company filed a Marketing Authorisation Application ("MAA") with the European Medicines Agency ("EMA") for oral tecovirimat, the same formulation that was approved by the FDA in July 2018 under the name TPOXX®.  The MAA was filed under the centralized application process, which, upon approval, will enable sales and marketing of oral tecovirimat in all EU member states, as well as Norway, Iceland, and Liechtenstein.  SIGA has filed its application for oral tecovirimat seeking a broader label indication covering the treatment of smallpox, monkeypox, cowpox, and complications from Vaccinia infection.  In December 2020, the Company filed an application for marketing authorization in Canada for oral tecovirimat. Based on a typical regulatory review timeline, SIGA estimates that the review processes for oral TPOXX® in both Europe and Canada will be completed by the first quarter of 2022. There can be no assurance that any approval will be granted on a timely basis, if at all.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appears in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Form 10-K. Our most critical accounting estimates include revenue recognition over time, the valuation of stock-based awards including options and warrants granted or issued by the Company and income taxes.

Results of Operations

Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, revenues from product sales and supportive services were $3.5 million, which primarily relate to the acceptance of courses of oral TPOXX® delivered to PHAC. There were no product deliveries for the three months ended March 31, 2020, during which period revenues from supportive services were $0.1 million.

Revenues from research and development activities for the three months ended March 31, 2021 and 2020, were $1.3 million and $2.5 million, respectively. The decrease in revenue of approximately $1.2 million, or 49%, primarily reflects a decrease in revenue in connection with a decrease in direct vendor-related costs for IV TPOXX® as well as a revenue decrease associated with variability related to post-marketing regulatory activities for oral TPOXX®.

Cost of sales and supportive services for the three months ended March 31, 2021 and 2020 were $0.3 million and $0.1 million, respectively. Such costs in 2021 were associated with the manufacture and delivery of courses of oral TPOXX® to PHAC.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2021 and 2020 were $4.1 million and $3.2 million, respectively. The increase of approximately $0.9 million or 28% primarily reflects the commission expense associated with the sale of oral TPOXX® to PHAC in March 2021, as well as an increase in certain insurance costs.

Research and development (“R&D”) expenses for the three months ended March 31, 2021 and 2020 were $2.3 million and $3.2 million, respectively, reflecting a decrease of approximately $0.9 million, or 27%. The decrease is primarily attributable to a decrease in direct vendor-related expenses supporting the development of IV TPOXX® and the performance of post-marketing regulatory activities for oral TPOXX®.

Patent expenses were $0.2 million for both the three months ended March 31, 2021 and 2020. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Interest expense for the three months ended March 31, 2020 was $3.0 million. The $3.0 million of interest for the three months ended March 31, 2020 included $0.9 million of accretion of unamortized costs and fees (prior to repayment of the Term Loan). There was no interest expense recognized for the three months ended March 31, 2021 as our Term Loan was paid off in March 2020.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the three months ended March 31, 2021, we recorded a gain of approximately $0.9 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price. For the three months ended March 31, 2020, we recorded a loss of approximately $16,000.

There was minimal other income for the three months ended March 31, 2021. Other income of $0.4 million for the three months ended March 31, 2020 reflects interest income on the Company's cash and cash equivalent balances held in restricted and unrestricted accounts.

For the three months ended March 31, 2021 and 2020, we incurred pre-tax losses of $1.0 million and $11.6 million, respectively, and corresponding income tax benefits of $0.2 million and $2.7 million, respectively. The effective tax rates during the three months ended March 31, 2021 and 2020 were 22.3% and 23.3%, respectively. Our effective tax rates for the periods ended March 31, 2021 and 2020 differ from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Liquidity and Capital Resources

As of March 31, 2021, we had $106.5 million in cash and cash equivalents compared with $117.9 million at December 31, 2020.

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

Net cash (used in)/provided by operating activities for the three months ended March 31, 2021 and 2020 was $(4.8) million and $3.3 million, respectively. For the three months ended March 31, 2021, net cash usage relates to support of ordinary working capital (accounts receivable, accounts payable, and prepaids, among other items) and customary operating activity. For the three months ended March 31, 2020, we incurred $2.1 million of cash interest expense on the Term Loan and used approximately $3.2 million in support of ordinary course working capital (accounts receivable, accounts payable, and prepaids, among other items). Additionally, cash was used for customary operating activities. These cash uses were more than offset by the receipt of approximately $11.2 million from BARDA in connection with the procurement of raw materials for the manufacture of at least 363,700 courses of oral TPOXX®.

Investing Activities

For the three months ended March 31, 2021 and 2020, we used cash in the amounts of $13,724 and $15,501, respectively, for capital expenditures.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2021 was $6.5 million, which was substantially all attributable to our repurchase of approximately 1.0 million shares of common stock. Net cash used by financing activities for the three months ended March 31, 2020 was $86.9 million, which was attributable to our voluntary prepayment of the Term Loan, of which approximately $85.9 million was recorded as a financing activity, and our repurchase of approximately 0.2 million shares of common stock for approximately $1.0 million.

Future Cash Requirements

As of March 31, 2021, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $13.2 million.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently adopted on the Company's condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements.

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the U.S. Strategic National Stockpile and the enforceability of the 2011 BARDA Contract and the 19C BARDA Contract (each as defined previously, and collectively, the "BARDA Contracts") with BARDA. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and any forward-looking information provided herein is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that the COVID-19 pandemic could impact SIGA’s operations by disrupting SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts and (xiv) the risk that the U.S. government’s responses (including inaction) to national or global economic conditions or infectious disease such as COVID-19 may affect SIGA’s business adversely, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objectives are the preservation of investment capital. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that the securities we hold are subject to market risk and changes in the financial standing of the issuers of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability-classified warrant in which 1.0 million shares of SIGA common stock can be purchased at a strike price of $1.50 per share. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability-classified warrant will increase by approximately $1.0 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including collections claims, breach of contract claims, labor and employment claims, tax related matters and other matters. Although such claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of such current pending matters, if any, will not have a material adverse effect on our business, condensed consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2021 to January 31, 2021	268,316	$7.22	268,316	$19,560,186
February 1, 2021 to February 28, 2021	316,789	6.56	316,789	17,482,800
March 1, 2021 to March 31, 2021	372,800	6.75	372,800	14,967,706
	957,905	$6.82	957,905

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

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 14, 2016).
3.2	Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on April 14, 2016).
3.3	Amendment to Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 13, 2016).
10.1	Third Amended and Restated Employment Agreement, dated January 20, 2021, between SIGA Technologies, Inc. and Robin E. Abrams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 22, 2021).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 6, 2021	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)