Form 10-Q
period 2021-09-30
SIGA TECHNOLOGIES INC
filed 2021-11-04
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2021
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ___________

Commission File No. 0-23047

SIGA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3864870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

31 East 62nd Street	10065
New York, NY	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 672-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
common stock, $.0001 par value	SIGA	The Nasdaq Global Market

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

As of October 20, 2021, the registrant had outstanding 74,116,295 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$92,819,425	$117,890,240
Accounts receivable	3,822,824	3,340,263
Inventory	29,673,044	20,265,519
Prepaid expenses and other current assets	2,622,254	2,112,069
Total current assets	128,937,547	143,608,091

Property, plant and equipment, net	2,468,463	2,103,990
Deferred income taxes, net	2,952,286	2,544,053
Goodwill	898,334	898,334
Other assets	306,722	676,923
Total assets	$135,563,352	$149,831,391
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,962,965	$1,278,217
Accrued expenses and other current liabilities	8,979,128	9,205,293
Total current liabilities	18,942,093	10,483,510
Warrant liability	6,344,663	6,639,211
Other liabilities	3,720,734	2,915,401
Total liabilities	29,007,490	20,038,122
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 74,306,785 and 77,195,704, issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	7,431	7,720
Additional paid-in capital	225,761,819	224,978,430
Accumulated deficit	(119,213,388)	(95,192,881)
Total stockholders’ equity	106,555,862	129,793,269
Total liabilities and stockholders’ equity	$135,563,352	$149,831,391

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Product sales and supportive services	$2,346,110	$41,810,192	$12,793,615	$80,547,651
Research and development	2,500,062	2,451,215	5,519,591	6,682,298
Total revenues	4,846,172	44,261,407	18,313,206	87,229,949

Operating expenses
Cost of sales and supportive services	83,276	5,559,215	1,330,114	10,465,078
Selling, general and administrative	4,305,644	3,566,258	13,577,887	10,613,267
Research and development	3,235,145	2,073,613	7,801,901	7,933,404
Patent expenses	165,996	164,102	535,497	520,902
Total operating expenses	7,790,061	11,363,188	23,245,399	29,532,651
Operating (loss)/income	(2,943,889)	32,898,219	(4,932,193)	57,697,298
(Loss)/gain from change in fair value of warrant liability	(1,066,522)	(1,274,156)	294,548	(2,909,808)
Loss on extinguishment of Term Loan	-	-	-	(4,981,461)
Interest expense	-	-	-	(3,016,817)
Other income, net	26,252	24,932	76,055	469,226
(Loss)/income before income taxes	(3,984,159)	31,648,995	(4,561,590)	47,258,438
Benefit/(provision) for income taxes	870,801	(7,461,038)	805,328	(11,077,854)
Net and comprehensive (loss)/income	$(3,113,358)	$24,187,957	$(3,756,262)	$36,180,584
Basic (loss)/income per share	$(0.04)	$0.31	$(0.05)	$0.45
Diluted (loss)/income per share	$(0.04)	$0.31	$(0.05)	$0.45
Weighted average shares outstanding: basic	74,840,846	78,080,461	75,822,713	79,880,493
Weighted average shares outstanding: diluted	74,840,846	78,168,070	76,634,963	80,051,778

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss)/income	$(3,756,262)	$36,180,584
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	393,667	397,136
(Gain)/loss on change in fair value of warrant liability	(294,548)	2,909,808
Stock-based compensation	957,320	963,372
Loss on inventory, net	548,551	-
Deferred income taxes, net	(408,233)	7,666,891
Loss on extinguishment of Term Loan	-	4,981,461
Non-cash interest expense	-	887,132
Changes in assets and liabilities:
Accounts receivable	(482,561)	(36,230,712)
Inventory	(9,956,076)	1,507,995
Prepaid expenses and other assets	(139,984)	1,494,821
Accounts payable, accrued expenses and other liabilities	8,223,757	474,736
Deferred revenue	306,443	4,339,626
Net cash (used in)/provided by operating activities	(4,607,926)	25,572,850
Cash flows from investing activities:
Capital expenditures	(24,424)	(15,501)
Net cash used in investing activities	(24,424)	(15,501)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(173,918)	(184,009)
Repurchase of common stock	(20,264,547)	(21,783,289)
Repayment of Term Loan	—	(85,913,459)
Net cash used in financing activities	(20,438,465)	(107,880,757)
Net decrease in cash, cash equivalents and restricted cash	(25,070,815)	(82,323,408)
Cash, cash equivalents and restricted cash at the beginning of period	117,890,240	160,986,934
Cash and cash equivalents at end of period	$92,819,425	$78,663,526

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company's 2020 Annual Report on Form 10-K filed on March 4, 2021 (the "2020 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2020 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2020 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year, or any other interim period.

2. Summary of Significant Accounting Policies

Revenue Recognition

All of the Company’s revenue is derived from long-term contracts that span multiple years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of September 30, 2021, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: six performance obligations relate to research and development services; three relate to manufacture and delivery of product; and one is associated with storage of product. The aggregate amount of the transaction price allocated to remaining performance obligations was $177.2 million as of September 30, 2021. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. The Company expects to recognize $112.6 million of this amount as product-related revenue within the next twelve months, and the remainder as revenue within the next five years, as the specific timing for satisfying the performance obligations is subjective and, in most instances, outside the Company's control.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  September 30, 2021, the accounts receivable balance in the condensed balance sheet includes approximately $2.6 million of unbilled receivables. This amount includes net proceeds (net of Meridian (as defined below) fee) from international sales, which are billed and collected by Meridian and paid to SIGA. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and general and administrative costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the nine months ended September 30, 2021, the Company recognized less than $0.1 million of revenue that was included in deferred revenue at the beginning of the period.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of September 30, 2021, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $239.7 million of payments are related to exercised options and up to approximately $311.1 million of payments are currently specified as unexercised options. The $239.7 million of payments related to exercised options includes an option exercise on September 7, 2021 for the manufacture and delivery of approximately $112.6 million of oral TPOXX®. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2021, the Company had received or billed for $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $11.8 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS has been recorded as deferred revenue as of  September 30, 2021 and December 31, 2020; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $239.7 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2021, the Company has received the following payments in connection with exercised options: $112.5 million was received in connection with deliveries made in 2020 of courses of oral TPOXX®; and $7.1 million has been received or billed for in connection with post-marketing activities for oral TPOXX®. On October 20, 2021, approximately $33 million of oral TPOXX® was delivered to the Strategic Stockpile.

Unexercised options specify potential payments up to approximately $311.1 million in total (if all such options are exercised). There are options for the following activities: payments of up to $225.1 million for the delivery of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended September 30, 2021 and 2020, the Company recognized revenues of $1.1 million and $1.8 million, respectively, on an over time basis. For the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $2.8 million and $5.2 million, respectively, on an over time basis. In contrast, no revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for the three and nine months ended September 30, 2021. Revenue recognized for product delivery, and therefore recognized at a point in time, for the three and nine months ended September 30, 2020, was $41.4 million and $77.7 million, respectively.

International Procurement Contracts

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian Medical Technologies, Inc. (“Meridian,” a Pfizer Company) (the “Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. The Contract specifies firm commitments for the cumulative purchase of approximately $17 million of oral TPOXX® by March 31, 2023; the remaining courses under the Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC. As of September 30, 2021, $10.3 million of oral TPOXX® courses have been delivered to and accepted by PHAC.  Such courses were delivered in the first six months of 2021.

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND will purchase up to approximately $14 million of oral TPOXX® over four years. In the second quarter 2020, CDND purchased $2.3 million of oral TPOXX®. In the third quarter of 2021, CDND purchased another $2.3 million of oral TPOXX® courses. The remaining purchases are at the option of the CDND and are expected to primarily occur after regulatory approval of oral TPOXX® in Canada.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time. During the three and nine months ended September 30, 2021, the Company recognized $2.3 million and $12.7 million of revenue, respectively, for deliveries to PHAC and CDND.

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a separate development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates in February 2024. As of September 30, 2021, the IV Formulation R&D Contract provided for future aggregate research and development funding of up to approximately $0.8 million. Revenues in connection with the IV Formulation R&D Contract are recognized over time. For the three months ended September 30, 2021 and 2020, the Company recognized $0.1 million and $0.4 million, respectively, under this contract. For the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $0.6 million and $1.1 million, respectively, under this contract.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In May 2020, the DoD increased the scope and the contract value to a total of $26 million with current available funding of $23 million. In April 2021, the DoD increased the available funding to the full contractual value of $26 million. The period of performance for this contract, as modified, terminates on April 30, 2024. For the three months ended September 30, 2021 and 2020, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $1.3 million and $0.2 million, respectively, on an over time basis. For the nine months ended September 30, 2021 and 2020, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $2.0 million and $0.3 million, respectively, on an over time basis.

On May 13, 2011, the Company signed a contract with BARDA ("2011 BARDA Contract") pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®. Additionally, the Company agreed to contribute to BARDA 300,000 courses at no additional cost to BARDA.

The 2011 BARDA Contract specifies approximately $508.4 million of payments, of which, as of September 30, 2021, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $45.8 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $2.8 million remains eligible to be received in the future for reimbursements of development and supportive activities.

The 2011 BARDA Contract expires in December 2024.

Remaining performance obligations under the 2011 BARDA Contract generate revenue over time. For the three months ended September 30, 2021 and 2020, the Company recognized revenue of less than $0.1 million and approximately $0.1 million, respectively, on an over time basis. For the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $0.1 million and $0.2 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Raw materials	$14,908	$2,628,153
Work in-process	28,010,781	15,415,425
Finished goods	1,647,355	2,221,941
Inventory	$29,673,044	$20,265,519

For the nine months ended September 30, 2021, cost of goods sold included a net inventory-related loss of $0.5 million. This loss related to a $0.9 million inventory write-down, partially offset by credits received from contract manufacturing organizations ("CMOs") in connection with the inventory write-down.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	484,866	532,125
Furniture and fixtures	377,859	377,859
Operating lease right-of-use assets	3,678,647	2,944,932
	6,961,400	6,274,944
Less - accumulated depreciation and amortization	(4,492,937)	(4,170,954)
Property, plant and equipment, net	$2,468,463	$2,103,990

Depreciation and amortization expense on property, plant, and equipment was $0.4 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2021	December 31, 2020
Deferred revenue	$3,587,390	$3,280,947
Compensation	2,420,266	2,933,738
Research and development vendor costs	585,854	327,606
Professional fees	585,019	251,824
Lease liability, current portion	496,683	449,940
Inventory	462,390	150,349
Other	416,966	486,158
Vacation	376,303	405,176
Income tax payable	48,257	919,555
Accrued expenses and other current liabilities	$8,979,128	$9,205,293

7. Financial Instruments

2016 Warrant

On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 8 for additional information), the Company issued a warrant (the “Warrant”) to the Lender (as defined in Note 8) to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Taking into account partial exercises of the Warrant, there were approximately 1.0 million shares underlying the Warrant as of September 30, 2021.

The Company accounts for the Warrant in accordance with the authoritative guidance, which requires that free-standing derivative financial instruments with certain anti-dilution and cash settlement features be classified as assets or liabilities at the time of the transaction and recorded at their fair value. Any changes in the fair value of the derivative instruments are reported in earnings or loss as long as the derivative contracts are classified as assets or liabilities. The Company classified the Warrant as a liability and reports the change in fair value in the statement of operations.

As of September 30, 2021, the fair value of the Warrant was $6.3 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk free interest rate of 0.96%; no dividend yield; an expected life of 4.9 years; and a volatility factor of 50%.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classifies such liability-classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $6.3 million at September 30, 2021.

There were no transfers between levels of the fair value hierarchy for the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the Company had approximately $0.1 million and $0.1 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of September 30, 2021.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2020	$6,639,211
Decrease in fair value of warrant liability	(294,548)
Exercise of warrants	—
Warrant liability at September 30, 2021	$6,344,663

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss)/income for basic earnings per share	$(3,113,358)	$24,187,957	$(3,756,262)	$36,180,584
Less: Change in fair value of warrants	—	—	294,548	—
Net (loss)/income, adjusted for change in fair value of warrants for diluted earnings per share	$(3,113,358)	$24,187,957	$(4,050,810)	$36,180,584
Weighted-average shares	74,840,846	78,080,461	75,822,713	79,880,493
Effect of potential common shares	—	87,609	812,250	171,285
Weighted-average shares: diluted	74,840,846	78,168,070	76,634,963	80,051,778
(Loss)/income per share: basic	$(0.04)	$0.31	$(0.05)	$0.45
(Loss)/income per share: diluted	$(0.04)	$0.31	$(0.05)	$0.45

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

For the three and nine months ended September 30, 2021, the Company incurred losses and as a result, the equity instruments listed below were excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Warrants	1,047,296	—
Stock options	150,000	153,055
Restricted stock units	204,591	181,730

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of September 30, 2021, the Company had approximately $4.9 million of purchase commitments associated with manufacturing obligations.

12. Related Party Transactions

Board of Directors and Outside Counsel

A former member of the Company’s Board of Directors who did not stand for re-election at the Company's 2021 annual meeting of stockholders is a partner at a law firm used by the Company. The Company did not incur any expenses related to services provided by the outside counsel during the three months ended September 30, 2021. During the three months ended September 30, 2020, the Company incurred $0.1 million of expenses related to services provided by the outside counsel. During the nine months ended September 30, 2021 and 2020, the Company incurred expenses of $0.1 million and $0.4 million, respectively, related to services provided by the outside counsel. The Company had no outstanding payables or accrued expenses related to services performed by the outside counsel as of September 30, 2021.

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated (“M&F”) entered into a ten-year Office Lease agreement (the “HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three and nine months ended September 30, 2021, the Company paid expenses associated with this lease of $0.1 million and $0.2 million, respectively.

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended September 30, 2021 and 2020, we incurred pre-tax (loss)/income of ($4.0) million and $31.6 million, respectively, and a corresponding income tax benefit/(provision) of $0.9 million and ($7.5) million, respectively.

For the nine months ended September 30, 2021 and 2020, we incurred a pre-tax (loss)/income of ($4.6) million and $47.3 million, respectively, and a corresponding income tax benefit/(provision) of $0.8 million and ($11.1) million, respectively.

The effective tax rate for the three months ended September 30, 2021 was 21.9% compared to 23.6% for the three months ended September 30, 2020. The effective tax rate for the three months ended September 30, 2021 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

The effective tax rate for the nine months ended September 30, 2021 was 17.7% compared to 23.4% for the nine months ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant. The effective tax rate also includes a discrete income tax provision of $0.2 million primarily related to the expiration of stock options.

14. Equity

The tables below present changes in stockholders' equity for the three and nine months ended September 30, 2021 and 2020.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2021	75,389,417	$7,539	$225,678,876	$(108,965,453)	$—	$116,720,962
Net loss		—	—	(3,113,358)	—	(3,113,358)
Repurchase of common stock	(1,110,763)	(111)	—	(7,134,577)	—	(7,134,688)
Payment of common stock tendered for employee stock-based compensation tax obligations	(25,203)	(2)	(160,554)	—	—	(160,556)
Issuance of common stock upon vesting of RSUs	53,334	5	(5)	—	—	—
Stock-based compensation	—	—	243,502	—	—	243,502
Balances at September 30, 2021	74,306,785	$7,431	$225,761,819	$(119,213,388)	$—	$106,555,862

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2020	77,195,704	$7,720	$224,978,430	$(95,192,881)	$—	$129,793,269
Net loss	—	—	—	(3,756,262)	—	(3,756,262)
Repurchase of common stock	(3,024,690)	(302)	—	(20,264,245)	—	(20,264,547)
Payment of common stock tendered for employee stock-based compensation tax obligations	(27,105)	(3)	(173,915)	—	—	(173,918)
Issuance of common stock upon vesting of RSUs	162,876	16	(16)	—	—	—
Stock-based compensation	—	—	957,320	—	—	957,320
Balances at September 30, 2021	74,306,785	$7,431	$225,761,819	$(119,213,388)	$—	$106,555,862

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2020	78,618,743	$7,862	$221,380,828	$(127,255,672)	$—	$94,133,018
Net income	—	—	—	24,187,957	—	24,187,957
Repurchase of common stock	(886,472)	(89)	—	(5,567,032)	—	(5,567,121)
Payment of common stock tendered for employee stock-based compensation tax obligations	(27,143)	(3)	(174,260)	—	—	(174,263)
Issuance of common stock upon exercise of stock options	11,822	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs	53,334	6	(6)	—	—	—
Stock-based compensation	—	—	380,823	—	—	380,823
Balances at September 30, 2020	77,770,284	$7,777	$221,587,384	$(108,634,747)	$—	$112,960,414

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2019	81,269,868	$8,127	$220,808,037	$(123,032,408)	$—	$97,783,756
Net income	—	—	—	36,180,584	—	36,180,584
Repurchase of common stock	(3,660,247)	(366)	—	(21,782,923)	—	(21,783,289)
Payment of common stock tendered for employee stock-based compensation tax obligations	(29,035)	(3)	(184,006)	—	—	(184,009)
Issuance of common stock upon exercise of stock options	11,822	1	(1)	—	—	—
Issuance of common stock upon vesting of RSUs	177,876	18	(18)	—	—	—
Stock-based compensation	—	—	963,372	—	—	963,372
Balances at September 30, 2020	77,770,284	$7,777	$221,587,384	$(108,634,747)	$—	$112,960,414

On March 5, 2020, the Company announced that the Company's Board of Directors had authorized a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $50 million of the Company's common stock through December 31, 2021.  The timing and actual number of shares repurchased will depend on a variety of factors, including: exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities.  Repurchases under the program may be made from time to time at the Company’s discretion in open market transactions, through block trades, in privately negotiated transactions, and pursuant to any trading plan that may be adopted by the Company’s management in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise. During the three and nine months ended September 30, 2021, the Company repurchased 1.1 million and 3.0 million shares of common stock, respectively, for approximately $7.1 million, and $20.3 million, respectively. As of September 30, 2021, $48.8 million of shares of common stock have been cumulatively repurchased under this program.

On August 2, 2021, the Company's Board of Directors authorized an additional share repurchase program ("New Repurchase Authorization") under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. Shares can be repurchased under the New Repurchase Authorization once the maximum amount allowed to be repurchased under the program authorized in March 2020 has been repurchased, or once such program has expired. Repurchases under the New Repurchase Authorization  may be made from time to time at the Company's discretion in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company's management in accordance with Rule 10b5-1 under the Exchange Act or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors, including: exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities. As of September 30, 2021, no shares of common stock have been repurchased under the New Repurchase Authorization.

15. Leases

The Company leases its Corvallis, Oregon, facilities and office space under an operating lease, which was signed on November 3, 2017 and commenced on January 1, 2018. The initial term of this lease was to expire on December 31, 2019 after which the Company had two successive renewal options; one for two years and the other for three years. In the second quarter of 2019, the Company exercised the first renewal option, which extended the lease expiration date to December 31, 2021. In the second quarter of 2021, the Company exercised the second renewal option, which extended the lease expiration date to December 31, 2024. In connection with the exercise of the second renewal option, the Company recorded an increase to operating lease right-of-use assets and operating lease liabilities of approximately $0.7 million in the second quarter 2021.

On May 26, 2017 the Company and M&F entered into the HQ Lease, a ten-year office lease agreement, pursuant to which the Company agreed to lease 3,200 square feet in New York, New York. The Company is utilizing premises leased under the HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Operating lease costs totaled $0.4 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.4 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the weighted-average remaining lease term of the Company’s operating leases was 4.79 years while the weighted-average discount rate was 4.53%.

Future cash flows under operating leases as of September 30, 2021 are expected to be as follows:

2021	$150,774
2022	627,731
2023	669,048
2024	678,627
2025	406,994
Thereafter	575,887
Total undiscounted cash flows under leases	3,109,061
Less: Imputed interest	(341,124)
Present value of lease liabilities	$2,767,937

As of September 30, 2021, approximately $2.3 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K filed on March 4, 2021 (the "2020 Form 10-K"). In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors. See the factors set forth under the heading “Safe Harbor Statement” at the end of this Item 2.

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

As of the filing date of this document, the Company has not identified or been notified by government customers of impediments to the continued full performance of their government contracts. Additionally, the Company’s supply chain for the manufacture of TPOXX® has remained operational on current projects without material COVID-19 related disruption, and in the ordinary course of operations, the supply chain has secured, or is in the process of securing, sufficient raw materials and supplies to support manufacture and product delivery activities on current projects. With regard to day-to-day operations, the COVID-19 pandemic, and the secondary effects of the pandemic, have at times slowed the daily pace of execution of government contracts as well as new contract generation. For example, U.S. and foreign government staffs overseeing health security preparedness have been involved directly or indirectly in governmental responses to the pandemic, which has diverted government staff time that would normally be directed toward contract matters involving SIGA. The Company expects to experience delays, or slower-than-usual pace, in connection with certain research and development activities, such as those that involve clinical trials. The Company does not currently expect any pandemic-related delays in research and development activities to have a material adverse impact on the financial condition or annual financial results of the Company, or its long-term performance, but cannot give assurances as to the full extent of the impact at this time.

Overall, the COVID-19 pandemic has not adversely affected the liquidity position of the Company, nor is it currently expected to have a material adverse effect on the financial condition of the Company. Given that the pandemic has diverted foreign government staff time normally directed toward contract matters involving SIGA, the COVID-19 pandemic has and could continue to affect the timing of international contract awards for oral TPOXX®. Additionally, the pandemic could result in a slower pace of product deliveries if the pandemic results in shortages or delays in the receipt by the supply chain of raw materials or supplies. Furthermore, Executive Order 14042 by the President of the United States, which subjects federal prime contractors and subcontractors to certain vaccination requirements and other COVID-19 related safety measures, could have a material impact on the availability and/or timing of services provided to SIGA by certain vendors for supply chain activities and research and development activities. Otherwise, the pandemic is not currently expected to have a material adverse effect on the 2021 financial results of the Company. The pandemic has resulted in almost all of our employees working from home; however, the shift in location for employees has not had a material adverse impact on the day-to-day operations of the Company. If the general negative effect of the COVID-19 pandemic becomes more acute or is prolonged, including due to resurgences in infections or lack of vaccination, there could be potential risks to our business and cash flows.

Lead Product-TPOXX®

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of September 30, 2021, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance (five years as of the award date of September 10, 2018), approximately $239.7 million of payments are related to exercised options and up to approximately $311.1 million of payments are currently specified as unexercised options. The $239.7 million of payments related to exercised options includes an option exercise on September 7, 2021 for the manufacture and delivery of approximately $112.6 million of oral TPOXX®. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2021, the Company had received or billed for $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $11.8 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS has been recorded as deferred revenue as of September 30, 2021 and December 31, 2020; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $239.7 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials to be used in the manufacture of at least 363,070 courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2021, the Company has received the following payments in connection with exercised options: $112.5 million was received in connection with the deliveries made in 2020 of courses of oral TPOXX®; and $7.1 million has been received or billed for in connection with post-marketing activities for oral TPOXX®. On October 20, 2021, approximately $33 million of oral TPOXX® was delivered to the Strategic Stockpile.

Unexercised options specify potential payments up to approximately $311.1 million in total (if all such options are exercised). There are options for the following activities: payments of up to $225.1 million for the delivery of oral TPOXX® to the Strategic Stockpile; payments of up to $76.8 million for the manufacture of courses of IV FDP, of which up to $30.7 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to approximately $5.6 million for supportive procurement activities.

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

The 2011 BARDA Contract specifies approximately $508.4 million of payments, of which, as of September 30, 2021, $459.8 million has been received by the Company for the manufacture and delivery of 1.7 million courses of oral TPOXX® and $45.8 million has been received for certain reimbursements in connection with development and supportive activities. Approximately $2.8 million remains eligible to be received in the future for reimbursements of development and supportive activities.

The 2011 BARDA Contract expires in December 2024.

International Procurement Contracts

Contract with Public Health Agency of Canada

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian Medical Technologies, Inc. (“Meridian," a Pfizer Company) (the “Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. The Contract specifies firm commitments for the cumulative purchase of approximately $17 million of oral TPOXX® by March 31, 2023; the remaining courses under the Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC. As of September 30, 2021, $10.3 million of oral TPOXX® courses have been delivered to and accepted by PHAC.  Such courses were delivered in the first six months of 2021. The contract award was coordinated between SIGA and Meridian under an international promotion agreement (as amended, the "International Promotion Agreement") that was entered into by the parties on June 3, 2019. As such, Meridian is the PHAC's counterparty under the Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

Canadian Military Contract

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND will purchase up to approximately $14 million of oral TPOXX® over four years. In the second quarter 2020, CDND purchased $2.3 million of oral TPOXX®. In the third quarter of 2021, CDND purchased another $2.3 million of oral TPOXX® courses. The remaining purchases are at the option of the CDND and are expected to primarily occur after regulatory approval of oral TPOXX® in Canada.

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

For IV TPOXX®, SIGA filed a new drug application ("NDA") with the FDA for IV TPOXX® on April 30, 2021. Based on its review of the NDA, the FDA will decide whether to approve IV TPOXX® and whether to impose any marketing restrictions or require additional post-approval clinical studies. The Company is targeting the first quarter of 2022 for completion of this review process. There can be no assurance that any approval will be granted on a timely basis, if at all.

The Company is also seeking regulatory approval of oral TPOXX® in Europe and Canada. In July 2020, the Company filed a Marketing Authorisation Application ("MAA") with the European Medicines Agency ("EMA") for oral tecovirimat, the same formulation that was approved by the FDA in July 2018 under the name TPOXX®.  The MAA was filed under the centralized application process, which, upon approval, will enable sales and marketing of oral tecovirimat in all European Union member states, as well as Norway, Iceland, and Liechtenstein.  SIGA has filed its application for oral tecovirimat seeking a broader label indication covering the treatment of smallpox, monkeypox, cowpox, and complications from Vaccinia infection.  In December 2020, the Company filed an application for marketing authorization in Canada for oral tecovirimat. Based on a typical regulatory review timeline, SIGA currently estimates that the review processes for oral TPOXX® in both Europe and Canada will be completed by the first quarter of 2022. There can be no assurance that any approval will be granted on a timely basis, if at all.

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

Results of Operations

Three Months Ended September 30, 2021 and 2020

For the three months ended September 30, 2021, revenues from product sales and supportive services were $2.3 million, which primarily relate to the acceptance of courses of oral TPOXX® delivered to CDND. For the three months ended September 30, 2020, revenues from product sales and supportive services were $41.8 million, which primarily relate to the delivery and acceptance of courses of oral TPOXX® delivered under the 19C BARDA Contract.

Revenues from research and development activities for the three months ended September 30, 2021 and 2020, were $2.5 million and $2.5 million, respectively. An increase of $1.1 million of revenue in connection with the PEP Label Expansion R&D Contract was offset by a decrease of $1.1 million in revenue associated with the development of IV TPOXX®.

Cost of sales and supportive services for the three months ended September 30, 2021 and 2020 were $0.1 million and $5.6 million, respectively. Such costs in 2021 were primarily associated with the manufacture and delivery of courses of oral TPOXX® to CDND. Such costs in 2020 were mostly associated with the manufacture and delivery of courses of oral TPOXX® under the 19C BARDA Contract.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2021 and 2020 were $4.3 million and $3.6 million, respectively. The increase of approximately $0.7 million or 21% primarily reflects promotion fees paid in connection with courses delivered to PHAC in April 2021, as well as an increase in certain insurance, consulting, and professional service costs.

Research and development (“R&D”) expenses for the three months ended September 30, 2021 and 2020 were $3.2 million and $2.1 million, respectively, reflecting an increase of approximately $1.1 million, or 56%. The increase is primarily attributable to an increase in direct vendor-related expenses incurred under the PEP Label Expansion R&D Contract and the performance of post-marketing regulatory activities for oral TPOXX®.

Patent expenses were $0.2 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the statement of operations. For the three months ended September 30, 2021, we recorded a loss of approximately $1.1 million, reflecting an increase in the fair value of the liability-classified warrant primarily due to the increase in our stock price. For the three months ended September 30, 2020, we recorded a loss of approximately $1.3 million, reflecting an increase in the fair value of the liability-classified warrant primarily due to the increase in our stock price.

For the three months ended September 30, 2021 and 2020, we incurred pre-tax (loss)/income of ($4.0) million and $31.6 million, respectively, and a corresponding income tax benefit/(provision) of $0.9 million and ($7.5) million, respectively. The effective tax rates during the three months ended September 30, 2021 and 2020 were 21.9% and 23.6%, respectively. Our effective tax rate for the three months ended September 30, 2021 differs from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Nine Months Ended September 30, 2021 and 2020

For the nine months ended September 30, 2021 and 2020, revenues from product sales and supportive services were $12.8 million and $80.5 million, respectively. Such revenues in 2021 primarily relate to the delivery and acceptance of courses of oral TPOXX® delivered to PHAC and CDND. Such revenues in 2020 include $77.7 million of revenue related to the delivery and acceptance of courses of oral TPOXX® under the 19C BARDA Contract and $2.3 million of revenue related to the delivery and acceptance of courses of oral TPOXX® to the CDND.

Revenues from research and development activities for the nine months ended September 30, 2021 and 2020, were $5.5 million and $6.7 million, respectively. The decrease in revenue of approximately $1.2 million, or 17%, primarily reflects a decrease in revenue in connection with a decrease in direct vendor-related costs for IV TPOXX® and post-marketing regulatory activities for oral TPOXX®, partially offset by higher revenues associated with the PEP Label Expansion R&D Contract.

Cost of sales and supportive services for the nine months ended September 30, 2021 and 2020 were $1.3 million and $10.5 million, respectively. Such costs in 2021 were associated with the manufacture and delivery of courses of oral TPOXX® to PHAC and CDND as well as an inventory-related loss of $0.5 million. Such costs in 2020 were mostly associated with the delivery and acceptance of courses of oral TPOXX® to the U.S. government.

SG&A expenses for the nine months ended September 30, 2021 and 2020 were $13.6 million and $10.6 million, respectively. The increase of approximately $3.0 million or 28% primarily reflects promotion fees paid in connection with courses delivered to PHAC and CDND in 2021, as well as an increase in certain insurance and consulting costs.

R&D expenses for the nine months ended September 30, 2021 and 2020 were $7.8 million and $7.9 million, respectively, reflecting a decrease of approximately $0.1 million, or 2%. The decrease is primarily attributable to a decrease in direct vendor-related expenses incurred under the BARDA 19C Contract in connection with supporting the development of IV TPOXX® and the performance of post-marketing regulatory activities for oral TPOXX®, partially offset by higher costs associated with the PEP Label Expansion R&D Contract.

Patent expenses were $0.5 million and $0.5 million, respectively, for the nine months ended September 30, 2021 and 2020. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Interest expense for the nine months ended September 30, 2020 was $3.0 million. The $3.0 million of interest for the nine months ended September 30, 2020 included $0.9 million of accretion of unamortized costs and fees (prior to repayment of the Term Loan). There was no interest expense recognized for the nine months ended September 30, 2021 as our Term Loan was paid off in March 2020.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the income statement. For the nine months ended September 30, 2021, we recorded a gain of approximately $0.3 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price. For the nine months ended September 30, 2020, we recorded a loss of approximately $2.9 million, reflecting an increase in fair value of the liability-classified warrant primarily due to the increase in our stock price.

Other income of less than $0.1 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively, reflects interest income on the Company's cash and cash equivalent balances held in restricted and unrestricted accounts.

For the nine months ended September 30, 2021 and 2020, we incurred pre-tax (loss)/income of ($4.6) million and $47.3 million, respectively, and a corresponding income tax benefit/(provision) of $0.8 million and ($11.1) million, respectively. The effective tax rates during the nine months ended September 30, 2021 and 2020 were 17.7% and 23.4%, respectively. Our effective tax rate for the nine months ended September 30, 2021 differs from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant. The effective tax rate also includes a discrete income tax provision of $0.2 million primarily related to the expiration of stock options.

Liquidity and Capital Resources

As of September 30, 2021, we had $92.8 million in cash and cash equivalents compared with $117.9 million at December 31, 2020.

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

Net cash (used in)/provided by operating activities for the nine months ended September 30, 2021 and 2020 was ($4.6) million and $25.6 million, respectively. For the nine months ended September 30, 2021, net cash usage relates to support of ordinary working capital (accounts receivable, accounts payable, inventory, and prepaids, among other items) and customary operating activity, partially offset by the receipt of cash from international sales.  For the nine months ended September 30, 2020, net cash provided relates to the receipt of approximately $33 million from BARDA for product delivery, partially offset by cash usage related to support of ordinary working capital and customary operating activity.

Investing Activities

For the nine months ended September 30, 2021 and 2020, we used cash in the amounts of $24,424 and $15,501, respectively, for capital expenditures.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $20.4 million, which was substantially all attributable to our repurchase of approximately 3.0 million shares of common stock. Net cash used by financing activities for the nine months ended September 30, 2020 was $107.9 million, which was attributable to our voluntary prepayment of the Term Loan, of which approximately $85.9 million was recorded as a financing activity, and our repurchase of approximately 3.7 million shares of common stock for approximately $21.8 million.

Future Cash Requirements

As of September 30, 2021, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $4.9 million.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently adopted on the Company's condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, of Notes to Condensed Consolidated Financial Statements.

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the U.S. Strategic National Stockpile and the enforceability of the 2011 BARDA Contract and the 19C BARDA Contract (each as defined previously, and collectively, the "BARDA Contracts") with BARDA. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and any forward-looking information provided herein is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk that the COVID-19 pandemic could impact SIGA’s operations by disrupting SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts and (xiv) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases such as COVID-19 are ineffective and may affect SIGA’s business adversely, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2020 Form 10-K, except as identified below.

Our business has been and will continue to be affected by the COVID-19 pandemic. The full extent and nature to which the COVID-19 pandemic, and any related consequences, will impact our business, financial condition and results of operations is uncertain and cannot be predicted.

On September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. President Biden also issued an Executive Order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions) that directly impacts SIGA given its government contracts. It is not currently possible to predict with any certainty the exact impact on us given the requirements for government contractors and their subcontractors. SIGA does not expect any impact from any requirement to mandate COVID-19 vaccination of our workforce, however such requirements could result in employee attrition and difficulty securing future labor needs at our subcontractors, and therefore have an adverse effect on the amount and timing of future profits. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and continuity of services provided in connection with the supply chain, commercial activities and research and development activities, which in turn could impact the Company’s performance under government contracts and the amount and timing of future profits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 1, 2021 to July 31, 2021	399,366	$6.06	399,366	$5,947,933
August 1, 2021 to August 31, 2021	382,000	6.43	382,000	53,492,895
September 1, 2021 to September 30, 2021	329,397	6.86	329,397	51,232,507
	1,110,763	$6.42	1,110,763

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

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 14, 2016).
3.2	Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company filed on April 14, 2016).
3.3	Amendment to Amended and Restated Bylaws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 13, 2016).
10.1	Amendment of Solicitation/Modification of Contract 0007, dated September 8, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 4, 2021	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)