Form 10-K
period 2021-12-31
SIGA TECHNOLOGIES INC
filed 2022-03-03
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2021 as reported on The Nasdaq Global Market was approximately $313,533,032.

As of February 16, 2022, the registrant had outstanding 73,029,902 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2022 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Part I

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the U.S. Strategic National Stockpile ("Strategic Stockpile") and the enforceability of the 1C BARDA Contract and the 19C BARDA Contract (each as defined below, and collectively, the "BARDA Contracts") with the U.S. Biomedical Advanced Research and Development Authority ("BARDA"). The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. Government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses; (xiii) the risk that the COVID-19 pandemic could impact SIGA’s operations by disrupting SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts; and (xiv) the risk that the U.S. or foreign governments' responses (including inaction) to the national or global economic conditions or infectious diseases such as COVID-19 are ineffective and may affect SIGA’s business adversely, as well as the risks and uncertainties included in Item 1A “Risk Factors” of this Form 10-K. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 1. Business

Overview

SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

We are a commercial-stage pharmaceutical company. Our lead product, TPOXX® (“oral TPOXX®”), is a U.S. Food & Drug Administration ("FDA")-approved oral formulation antiviral drug for the treatment of human smallpox disease caused by variola virus.

Lead Product-TPOXX®

Oral TPOXX® is a novel, patented drug that is easy to store, transport and administer. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox. Oral TPOXX® labeling, approved by the FDA, limits sales of oral TPOXX® in the U.S. to those for the U.S. Strategic National Stockpile ("Strategic Stockpile"). The Company has been delivering oral TPOXX® to the Strategic Stockpile since 2013.

On December 1, 2021, the Company announced that Health Canada approved oral tecovirimat as an extraordinary use drug.

On January 10, 2022, a Marketing Authorisation Application ("MAA") with the European Medicines Agency ("EMA") for oral tecovirimat was approved. The MAA was filed under the centralized application process, which authorized the sale of oral tecovirimat in European Union member states, as well as Norway (which granted separate follow-on approval), Iceland, and Liechtenstein. The EMA approved label indication covers the treatment of smallpox, monkeypox, cowpox, and vaccinia complications following vaccination against smallpox.

With respect to the regulatory approvals by Health Canada and the EMA, oral tecovirimat represents the same formulation that was approved by the FDA in July 2018 under the brand name TPOXX®.

For the intravenous formulation of TPOXX® ("IV TPOXX®"), SIGA filed a New Drug Application ("NDA") with the FDA on April 30, 2021. Based on its review of the NDA, the FDA will decide whether to approve IV TPOXX® and whether to impose any marketing restrictions or require additional post-approval clinical studies. The Company is targeting the first half of 2022 for completion of this review process. There can be no assurance that any approval will be granted on a timely basis, if at all.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2021, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $239.7 million of payments are related to exercised options and up to approximately $311.1 million of payments are currently specified as unexercised options. The $239.7 million of payments related to exercised options includes an option exercised on September 7, 2021 for the manufacture and delivery of approximately $112.6 million of oral TPOXX®. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2021, the Company has received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $13.8 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2021 and December 31, 2020; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $239.7 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2021, the Company has delivered approximately $225.1 million (including the value of raw materials) of oral TPOXX® to the Strategic Stockpile, of which approximately $112.5 million was delivered in 2021 (including approximately $79.7 million of oral TPOXX® that was delivered and invoiced in December 2021, for which full payment was received in January 2022); and $7.3 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

Under the terms of this contract, exercise of procurement options is at the sole discretion of BARDA. The request for proposal that preceded the award of the 19C BARDA Contract indicated that the expected purpose of the contract was to maintain the level of smallpox antiviral preparedness in the Strategic Stockpile. Based on prior product delivery activity, and current FDA-approved shelf life of oral TPOXX®, the Company estimates that approximately 940,000 courses of smallpox antiviral treatment would need to be delivered to the U.S. Government between 2022 and 2024 in order to maintain stockpile levels of unexpired smallpox antiviral treatment during this period.

1C BARDA Contract (2011 BARDA Contract)

On May 13, 2011, the Company signed a contract with BARDA ("1C BARDA Contract" or "2011 BARDA Contract") pursuant to which BARDA agreed to buy from the Company  1.7 million courses of oral TPOXX®, as well as provide development funding for certain activities.

The 1C BARDA Contract specifies approximately $ 508.4 million of payments, of which, as of December 31, 2021, $ 459.8 million had been received by the Company for the manufacture and delivery of oral TPOXX® and $ 45.9 million had been received for certain reimbursements in connection with development and supportive activities. Approximately $ 2.7 million remains eligible to be received in the future for reimbursements of development and supportive activities.

The 1C BARDA Contract expires in December 2024.

International Procurement Contracts

Contract with Public Health Agency of Canada

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian Medical Technologies, Inc. (“Meridian”) (the “Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In January 2022, PHAC published a proposed amendment in which total procurement of oral TPOXX® under the Contract would be increased to an amount of up to $38 million, with firm commitments for the cumulative purchase of approximately $23 million of oral TPOXX® by March 31, 2023; the remaining courses under the Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC. As of December 31, 2021, approximately $10 million of oral TPOXX® courses had been delivered to and accepted by PHAC. Such courses were delivered in the first six months of 2021. The contract award was coordinated between SIGA and Meridian under an international promotion agreement, as amended (the "International Promotion Agreement") that was entered into by the parties on June 3, 2019. As such, Meridian is the PHAC's counterparty under the Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

Canadian Military Contract

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND will purchase up to approximately $14 million of oral TPOXX® over four years.  In the second quarter 2020, CDND purchased approximately $2 million of oral TPOXX®. In the third quarter of 2021, CDND purchased another approximately $2 million of oral TPOXX® courses. The remaining purchases are at the option of the CDND. Meridian is the CDND's counterparty under the Canadian Military Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

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

The fee Meridian retains pursuant to the International Promotion Agreement is a specified percentage of the collected proceeds of sales of oral TPOXX® net of certain expenses, for years in which customer invoiced amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for years in which such net invoiced amounts exceed the specified threshold. Taking into account Meridian’s fee and manufacturing costs of oral TPOXX®, it is currently estimated by the Company that international sales of oral TPOXX® will have a contribution margin (as expressed as a percentage of product sales, and before any consideration of expenses not directly related to manufacturing or Meridian activities) of between approximately 65% and 80%. For purposes of this disclosure, contribution margin (in amount) represents international product sales less applicable cost of sales and the Meridian fee (which is included within selling, general and administrative expenses within the income statement).

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a separate development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates in February 2024. As of December 31, 2021, the IV Formulation R&D Contract provided for future aggregate research and development funding of up to approximately  $0.5 million. See Note 3 to the consolidated financial statements regarding the 19C BARDA Contract.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $ 19.5 million, with an initial award of $ 12.4 million, from the U.S. Department of Defense (the "DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $26 million. The period of performance for this contract, as modified, terminates on April 30, 2024. As of December 31, 2021, the PEP Label Expansion R&D Contract provided for future aggregate research and development funding under the award, as modified, of up to  $23.3 million.

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

Oral TPOXX®:

For the manufacture of oral TPOXX®, the Company uses the following CMOs: W.R. Grace and Company (“Grace”), who acquired the assets of Albemarle's Fine Chemistry Services Business in 2021; Powdersize, LLC (“Powdersize”); Catalent Pharma Solutions LLC (“Catalent”); and Packaging Coordinators, LLC ("PCI").

SIGA has had manufacturing agreements with Grace and a predecessor owner (Albemarle) since 2011.  Pursuant to the current agreement with Grace, which was put in place in 2018 when Albemarle was the owner of the operations that provide services to SIGA, Grace manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in TPOXX®. The agreement provides that, during the term of the new agreement, SIGA will purchase 100% of its internal and external API requirements for TPOXX® from Grace until the later of (i) September 30, 2021 and (ii) such time as SIGA has purchased 12 metric tons of API from Grace under the agreement. As of December 31, 2021, SIGA has purchased more than 12 metric tons of API; as such, SIGA will purchase at least 70% of its internal and external API requirements for TPOXX® from Grace until the end of the term of the agreement (as described below), unless the Company receives an offer to purchase API at a price that Grace is unable to match, in which event SIGA will purchase at least 30% of its internal and external API requirements for TPOXX® from Grace until September 30, 2023. There is no minimum amount of kilograms of API that must be used or acquired by SIGA. The following events are excluded from the “100% API” requirement: (i) if a contract entered into by SIGA for the sale of final drug product (“FDP”) requires that the product used as the API for such FDP be manufactured outside the U.S. and Grace is unwilling or unable to subcontract such manufacture to a party or parties that meet the terms of the agreement; (ii) if a contract entered into by SIGA for the sale of FDP in an intravenous formulation requires different specifications than those provided for under the agreement and the parties are not able to reach agreement on the necessary changes to the specifications or on pricing; or (iii) if Grace fails to perform any of its obligations under the agreement and does not cure such failure within 30 days of written notice from SIGA. SIGA is required to pay Grace within 45 days of its invoice date. Pricing for API is at a fixed price per kilogram, subject to adjustment for increases in raw material costs and/or general manufacturing costs. Grace is required to deliver API that conforms to specifications outlined in the agreement; the Company is not required to pay for API that does not meet specifications. The Company has 120 days to reject any shipments that do not meet such specifications or are damaged. In addition to receiving payments for API deliveries, Grace is also paid for related services, such as stability testing. The Company’s agreement with Grace is currently scheduled to expire upon the earlier of: (i) September 30, 2023, or (ii) the fulfillment of delivery obligations under the 19C BARDA Contract. Thereafter, the agreement will renew for successive one-year renewal terms until either the Company or Grace provides notice of non-renewal at least 90 days prior to the expiration date of a term.

Powdersize, a Lonza Group company, micronizes and tests API for use in oral TPOXX®. The Company’s agreement with Powdersize was amended on January 11, 2019. The amended term ends on the tenth anniversary of the amendment date.

Catalent granulates, encapsulates, and tests oral TPOXX®. In addition, Catalent provides services related to commercial stability testing of drug product and preparation for tabulated stability and trend analysis for each time point. The Company’s agreement with Catalent had an initial term that ended on June 28, 2021. Thereafter, this agreement became subject to automatic renewal for three years unless either party provided six months' notice of its desire to terminate the agreement prior to the expiration of the term.  The Company did not provide notice nor receive notice of termination. As such, until June 28, 2024, SIGA will purchase all of its requirements for bulk product under the 19C BARDA Contract from Catalent.

PCI provides packaging services in connection with oral TPOXX®. Additionally, PCI has contracted with the Company to provide packaging services in connection with the intravenous formulation of TPOXX®. The Company’s agreement with PCI has an initial term that ends on March 1, 2022. Thereafter, this agreement automatically renews for successive one-year periods unless either party provides 120 days' notice of its desire to terminate the agreement prior to the expiration of the term. Notice has not been provided by either party and the agreement has been extended to March 1, 2023.  The agreement can be terminated earlier than March 1, 2023 under certain conditions.

Intravenous (IV) formulation of TPOXX®:

For the manufacture of IV TPOXX® under the BARDA Contracts, the Company has agreed to use the following CMOs: Roquette America, Inc. (“Roquette”); Patheon Manufacturing Services LLC (“Patheon”); and PCI.

Roquette provides an excipient used in the manufacturing of IV TPOXX®. The Company's agreement with Roquette has no minimum amount of manufacturing services that must be used. The Company’s agreement with Roquette has an initial term that ends on December 31, 2023. Thereafter, this agreement automatically renews on a year-by-year basis unless either party provides four months’ notice of its desire to terminate the agreement prior to the expiration of the term.

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

As noted above, PCI provides packaging services for IV TPOXX®.

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

SIGA seeks to promote a sustainable environment by tracking the involvement of its manufacturing supply chain in initiatives and organizations that prioritize a sustainable environment. All manufacturers within SIGA’s supply chain, including Grace, Powdersize, Catalent, PCI, Patheon and Roquette maintain corporate social responsibility and/or sustainability programs and publicly report on those programs.

SIGA also pursues such policies within its own corporate environment, although SIGA's corporate scale is relatively too small to report separately their impact.

Market for Biological Defense Programs

The market for biodefense countermeasures reflects continued awareness of the threat of global terror and biowarfare activity. The U.S. Government is the largest source of development and procurement funding for academic institutions and biopharmaceutical companies conducting biodefense research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. For the U.S. Government's fiscal year ended September 30, 2021, the budget for annual spending by the U.S. Department of Health and Human Services ("HHS") for activities related to advanced development and procurement of medical countermeasures for biological and other threats to civilian populations was approximately $2 billion.

In response to the COVID-19 pandemic, Congress has appropriated over $45 billion since the start of the pandemic across four supplemental appropriations for the purposes of developing necessary countermeasures and vaccines, prioritizing platform-based technologies with U.S.-based manufacturing capabilities, the purchase of vaccines, therapeutics, diagnostics, necessary medical supplies, as well as medical surge capacity, and other preparedness and response activities. While the focus of such appropriations is to support a broad-based response to the COVID-19 pandemic, funds from these appropriations could, depending on the COVID-19 response, be available to support biodefense activities related to the development of new medical countermeasures, building and upgrading of facilities, improvement in surge capacity, and procurement of ancillary medical supplies.

We believe that potential markets for the sale of biodefense countermeasures in addition to the U.S. Government include:

•	foreign governments, including both defense and public health agencies;
•	NGOs and multinational companies, including transportation and security companies;
•	healthcare providers, including hospitals and clinics; and
•	state and local governments, which may be interested in procuring these products to protect, among others, emergency responders, such as police, fire and emergency medical personnel.

At present, oral TPOXX® is not approved for sale in the U.S. beyond sales to the U.S. Government for the purpose of stockpiling and/or usage by the Strategic Stockpile. The Company would need to meet additional regulatory requirements before sales could be made in the U.S. beyond the U.S. Government.

General

We receive cash payments from BARDA on a monthly basis, as services are performed or goods are purchased. Amounts under contract and grant agreements are not guaranteed and can be canceled at any time for reasons such as non-performance or convenience of the U.S. Government and, if canceled, we will not receive funds for additional work under the agreements.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our competitors include many major pharmaceutical companies, most of which have financial, technical and marketing resources significantly greater than ours. Biotechnology and other pharmaceutical competitors in the biodefense space include, but are not limited to, Emergent BioSolutions Inc., Bavarian Nordic AS, and Chimerix, Inc. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

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

Human Capital Resources and Research Facilities

As of February 16, 2022, we had 39 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.  Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants with the overall goal of having an employee base that embraces teamwork and shares a focus for using each person’s individual skills, experience and expertise in order to develop and maximize the value of corporate assets, and achieve long-term revenue and earnings growth.

Our research and development facilities are located in Corvallis, Oregon, where we lease approximately 10,276 square feet under a lease agreement that commenced on January 1, 2018 and which expires in December 2024.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of January 10, 2022, the TPOXX® patent portfolio has seven patent families consisting of 28 U.S. utility patents, 97 issued foreign patents, two U.S. utility patent applications, and 24 foreign patent applications.

The principal and material issued patents covering TPOXX® are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	May 3, 2027
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2011	July 23, 2027
US 7687641	United States	Method of manufacturing ST-246	March 30, 2010	September 27, 2024
US 8124643	United States	Composition of matter for the ST-246 compound and Pharmaceutical compositions containing ST-246	February 28, 2012	June 18, 2024
US 7956197	United States	Method of manufacturing ST-246	June 7, 2011	June 18, 2024
US 8530509	United States	Pharmaceutical compositions containing a mixture of compounds including ST-246	September 10, 2013	June 18, 2024

US 8802714	United States	Method of treating orthopoxvirus infection with a mixture of compounds including ST-246	August 12, 2014	June 18, 2024
US 9045418	United States	Method of manufacturing ST-246	June 2, 2015	June 18, 2024
US 9233097	United States	Liquid Pharmaceutical formulations containing ST-246	January 12, 2016	August 2, 2031
US 9339466	United States	Certain polymorph of ST-246, method of preparation of the polymorph and pharmaceutical compositions containing the polymorph	May 17, 2016	March 23, 2031
US 9546137	United States	Methods of preparing ST-246	January 17, 2017	August 14, 2033
US 9744154	United States	Polymorphic forms of ST-246 and methods of preparation	August 29, 2017	March 23, 2031
US 9862683	United States	Methods of preparing Tecovirimat	January 9, 2018	August 14, 2033
US 9670158	United States	Amorphous Tecovirimat preparation	June 6, 2017	July 11, 2034
US 9889119	United States	Amorphous Tecovirimat preparation	February 13, 2018	July 11, 2034
US 9907859	United States	ST-246 liquid formulations and methods	March 6, 2018	August 2, 2031
US 10029985	United States	Methods of preparing Tecovirimat	July 24, 2018	August 14, 2033
US 10045963	United States	Amorphous Tecovirimat preparation	August 14, 2018	July 11, 2034
US 10045964	United States	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 14, 2018	March 23, 2031
US 10124071	United States	ST-246 liquid formulations and methods	November 13, 2018	August 2, 2031
US 10155723	United States	Methods of preparing Tecovirimat	December 18, 2018	August 14, 2033
US 10406137	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	September 10, 2019	March 23, 2031
US 10406103	United States	Rehydration of micronized Tecovirimat monohydrate	September 10, 2019	November 14, 2034
US 10576165	United States	Liquid Pharmaceutical formulations containing ST-246	March 3, 2020	August 2, 2031
US 10864282	United States	Methods of preparing liquid formulations containing ST-246	December 15, 2020	August 2, 2031
US 10662155	United States	Methods of preparing Tecovirimat	May 26, 2020	August 14, 2033
US 10716759	United States	Rehydration of micronized Tecovirimat monohydrate	July 21, 2020	November 14, 2034
US 10933050	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	March 2, 2021	March 23, 2031
SG 184201	Singapore	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 22, 2015	March 23, 2031
SG 10201506031U	Singapore	ST-246 liquid formulations and methods	June 11, 2021	August 2, 2031
RU 2578606	Russia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	March 27, 2016	March 23, 2031
OA 16109	OAPI /Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	October 31, 2013	March 23, 2031
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	December 2, 2014	March 23, 2031
MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
MX 348481	Mexico	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	June 15, 2017	April 23, 2027
MX 347795	Mexico	ST-246 liquid formulations and methods	May 15, 2017	August 2, 2031
MX 361428	Mexico	Polymorphic forms of ST-246 and methods of preparation	December 6, 2018	March 23, 2031
MX 363189	Mexico	Use of pharmaceutical compositions containing ST-246	March 14, 2019	April 23, 2027
MX 368106	Mexico	ST-246 liquid formulations and methods	September 19, 2019	August 2, 2031
KR 101868117	Korea	ST-246 liquid formulations and methods	June 8, 2018	August 2, 2031
JP 4884216	Japan	Therapeutic agent for treating orthopoxvirus including ST-246, pharmaceutical composition of matter for the ST-246 compound and method of manufacturing ST-246	December 16, 2011	June 18, 2024
JP 5657489	Japan	Method of manufacturing ST-246	December 5, 2014	June 18, 2024
JP 5898196	Japan	Liquid Pharmaceutical formulations containing ST-246	March 11, 2016	August 2, 2031
JP 6018041	Japan	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 7, 2016	March 23, 2031
JP 6188802	Japan	Methods of preparing Tecovirimat	August 10, 2017	August 14, 2033
JP 6444460	Japan	Methods of preparing Tecovirimat	December 7, 2018	August 14, 2033
JP 6564514	Japan	Methods of preparing Tecovirimat	August 2, 2019	August 14, 2033

JP 6594303	Japan	Rehydration of micronized Tecovirimat monohydrate	October 4, 2019	November 14, 2034
JP 6843616	Japan	Amorphous Tecovirimat preparation	February 29, 2021	July 11, 2034
BR 112012023743-8	Brazil	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 18, 2020	March 23, 2031
BR 112013002646-4	Brazil	Liquid Pharmaceutical formulations containing ST-246	January 4, 2022	August 2, 2031
CN 2011800245893	China	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 26, 2015	March 23, 2031
CN 2013800429237	China	Methods of preparing Tecovirimat	June 20, 2017	August 14, 2033
CN 2017103075357	China	Methods of preparing Tecovirimat	March 6, 2020	August 14, 2033
CN 2014800653387	China	Rehydration of micronized Tecovirimat monohydrate	February 7, 2020	November 14, 2034
CA 2529761	Canada	Use of ST-246 to treat orthopoxvirus infection, pharmaceutical compositions containing ST-246 and composition of matter for the ST-246 compound	August 13, 2013	June 18, 2024
CA 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027
CA 2866037	Canada	Chemicals, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	May 16, 2017	April 23, 2027
CA 2807528	Canada	Liquid Pharmaceutical formulations containing ST-246	September 25, 2018	August 2, 2031
CA 2966466	Canada	Use of ST-246 to treat orthopoxvirus infections	August 25, 2020	April 23, 2027
CA 2882506	Canada	Methods of preparing Tecovirimat	October 20, 2020	August 14, 2033
CA 2793533	Canada	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 26, 2019	March 23, 2031
CA 2917199	Canada	Amorphous Tecovirimat preparation	August 31, 2021	July 11, 2034
AU 2004249250	Australia	Method of treating orthopoxvirus infection, pharmaceutical composition containing ST-246 and composition of matter for the ST-246 compound	March 29, 2012	June 18, 2024
AU 2007351866	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	January 10, 2013	June 18, 2024
AU 2011232551	Australia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	February 26, 2015	March 23, 2031
AU 2011285871	Australia	Liquid Pharmaceutical formulations containing ST-246	August 6, 2015	August 2, 2031
AU 2013302764	Australia	Methods of preparing Tecovirimat	April 5, 2018	August 14, 2033
AU 2012268859	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	August 18, 2016	June 18, 2024
AU 2014290333	Australia	Amorphous Tecovirimat preparation	February 21, 2019	July 11, 2034
AU 2014353235	Australia	Rehydration of micronized Tecovirimat monohydrate	August 22, 2019	November 14, 2034
AU 2018201499	Australia	Methods of preparing Tecovirimat	May 21, 2020	August 14, 2033
AU 2019208252	Australia	Rehydration of micronized Tecovirimat monohydrate	July 2, 2020	November 14, 2034
AP 3221	ARIPO*/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	April 3, 2015	March 23, 2031
ZA 2012/07141	South Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 29, 2016	March 23, 2031
ZA 2013/00930	South Africa	Liquid Pharmaceutical formulations containing ST-246	November 25, 2015	August 2, 2031
IL 201736	Israel	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	October 1, 2016	April 23, 2027
IL 236944	Israel	Methods of preparing Tecovirimat	February 1, 2017	August 14, 2033
IL 242665	Israel	Methods of preparing intermediate in the preparation of Tecovirimat	February 1, 2020	April 23, 2027
IL 224430	Israel	Liquid Pharmaceutical formulations containing ST-246	December 27, 2019	August 2, 2031
IL 242666	Israel	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2018	April 23, 2027
IL 221991	Israel	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 1, 2019	March 23, 2031
IL 269370	Israel	Compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2020	April 23, 2027
IL 242331	Israel	Amorphous Tecovirimat preparation	March 1, 2021	July 11, 2034
IL 244731	Israel	Rehydration of micronized Tecovirimat monohydrate	September 1, 2021	November 14, 2034

AT 1638938	Austria	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 1638938	Belgium	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 2549871	Belgium	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
BE 2600715	Belgium	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
CH 1638938	Switzerland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
CH 2549871	Switzerland	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
CH 2600715	Switzerland	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 1638938	Germany	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DE 2549871	Germany	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DE 2887938	Germany	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
DE 2600715	Germany	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 3321253	Germany	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
DE 3021836	Germany	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
DE 3043793	Germany	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
DK 1638938	Denmark	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DK 2549871	Denmark	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DK 2600715	Denmark	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
ES 1638938	Spain	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FI 1638938	Finland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 1638938	France	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 2887938	France	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
FR 2549871	France	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
FR 2600715	France	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
FR 3321253	France	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
FR 3021836	France	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
FR 3043793	France	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
GB 1638938	United Kingdom	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
GB 2887938	United Kingdom	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
GB 2549871	United Kingdom	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
GB 2600715	United Kingdom	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031

GB 3321253	United Kingdom	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
GB 3021836	United Kingdom	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
GB 3043793	United Kingdom	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
HK 1179824	Hong Kong	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 21, 2019	March 23, 2031
HK 1184639	Hong Kong	Liquid Pharmaceutical formulations containing ST-246	November 12, 2021	October 28, 2033
IE 1638938	Ireland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
IT 502017000078377	Italy	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
NL 1638938	Netherlands	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
PL 1638938	Poland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
SE 1638938	Sweden	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024

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

*African Regional Intellectual Property Organization ("ARIPO") designated contracting states are as follows: Botswana, Gambia, Ghana, Kenya, Lesotho, Liberia, Malawi, Mozambique, Namibia, Sierra Leone, Sudan, Swaziland, Tanzania, Uganda, Zambia, and Zimbabwe.

Organisation Africaine de la Propriété Intellectuelle ("OAPI") designated contracting states are as follows: Benin, Burkina Faso, Cameroon, the Central African Republic, Chad, the Congo, Côte d’Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea-Bissau, Mali, Mauritania, the Niger, Senegal, and Togo.

In addition to the patents listed in the above chart, the principal and material patent applications covering TPOXX® include patent filings in multiple jurisdictions, including the United States, Europe, Asia, Australia, and other commercially significant markets. We hold 26 patent applications currently pending with respect to various compositions of TPOXX®, methods of manufacturing, and methods of treatment. Expiration dates for pending patent applications, if granted, will fall between 2031 and 2037.

FDA regulations require that patented drugs be sold under brand names that comply with various regulations. SIGA must develop and make efforts to protect these brand names for each of its products in order to avoid product piracy and to secure exclusive rights to these brand names. SIGA may expend substantial funds in developing and securing rights to adequate brand names for our products. SIGA currently has proprietary trademark rights in SIGA®, TPOXX® and other brands used by us in the United States and certain foreign countries, but we may have to develop additional trademark rights in order to comply with regulatory requirements. SIGA may need to pursue different names and trademarks outside of the U.S. in light of native language and other jurisdictional considerations. SIGA considers securing adequate trademark rights to be important to its business.

Government Regulation

Regulatory Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of any biopharmaceutical product that we may develop. The nature and the extent to which such regulations apply to us vary depending on the nature of each particular product. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or regulate the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are complex and require expertise and the expenditure of substantial resources.

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

Public Readiness and Emergency Preparedness Act

The Public Readiness and Emergency Preparedness Act (the "PREP Act") provides immunity for manufacturers from claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure” in the United States. However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products,” including products intended to diagnose or treat pandemic or epidemic disease, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. Since 2007, the Secretary of HHS has issued nine declarations under the PREP Act to protect from liability countermeasures that are necessary to prepare the nation for potential pandemics or epidemics, including a declaration on October 10, 2008 that provides immunity from tort liability as it relates to smallpox. The PREP Act Declaration for smallpox countermeasures was amended by the Secretary of HHS in 2015 to extend protection from December 31, 2015 to December 31, 2022.

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

Availability of Reports and Other Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the U.S. Securities and Exchange Commission ("SEC") under the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any document that we file with or furnish to the SEC at www.sec.gov.

In addition, our website can be found on the internet at www.siga.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access www.siga.com, click on “Investors” and “Financial Information.” The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing.

 The following corporate governance related documents are also available on our website:

•	Audit Committee Charter;

•	Compensation Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Code of Ethics and Business Conduct;

To review these documents, access www.siga.com and click on “Investors” and “Corporate Governance.”

Any of the above documents can also be obtained in print by any shareholder upon request to the Secretary, SIGA Technologies, Inc., 31 E 62nd Street, 5th floor, New York, New York 10065.

Item 1A. Risk Factors

This report contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to risks and uncertainties that could cause our actual results to differ materially from our historical results or currently anticipated results, including the following:

Risks Related to Our Dependence on Government Contracts

Government contracts require ongoing funding decisions by governments. A substantial percentage of our potential contract revenues would come from the 19C BARDA Contract, and the majority of the potential revenue under the 19C BARDA Contract is tied to options which may or may not be exercised at the sole discretion of BARDA. Reduced or discontinued BARDA funding, or the non-exercise of contract options under the 19C BARDA Contract, could cause our business, financial condition, results of operations and prospects to suffer materially.

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

Remaining unexercised options under current government procurement contracts, including the 19C BARDA Contract, are predominately fixed-price. We expect that our future contracts with the U.S. Government and foreign governments for TPOXX®, as well as contracts for other biodefense product candidates, would also be fixed-price arrangements. Under a fixed-price contract, we are required to deliver our products at a fixed price determined at the inception of the contract regardless of the actual costs we incur, and to absorb any costs incurred in satisfaction of our obligations. Our failure to anticipate significant technical problems, estimate costs accurately or control costs during performance of a fixed-price contract could reduce the profitability of such contract, or if severe, cause a loss, which could in turn negatively affect our operating results.

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

•

the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and the Foreign Corrupt Practices Act; and

•

export and import control laws and regulations, including laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

A U.S. Government shutdown could negatively impact our business and liquidity.

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

U.S. Government agencies, such as the Defense Contract Audit Agency (the “DCAA”), routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts and grants, cost structure, and compliance with applicable laws, regulations and standards.

The DCAA also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any cost found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. If an audit uncovers improper or illegal activities, a contractor may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension, debarment or prohibition from doing business with the U.S. Government.  Such actions would also negatively affect our reputation.

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

The development and full commercialization of additional indications or formulations of TPOXX® in the U.S., such as the intravenous formulation or indication of use for post-exposure prophylaxis, including the testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries and jurisdictions. We could fail to achieve FDA or other regulatory approval of certain indications or formulations of TPOXX®, or there could be delays in such approval of TPOXX®, or the approved labeling for such indications or formulations of TPOXX® may differ from expectations. Failure to obtain regulatory approval of certain indications or formulations for TPOXX® may prevent us from fully commercializing TPOXX® in the United States other than through existing sales to BARDA and may impact other regulatory authorities' future review of expanded formulations or indications of TPOXX®, which in turn, could adversely impact commercializing TPOXX® in other countries, and such delays or required alterations to regulatory applications could also have a material adverse effect on future revenue opportunities for the Company.

Failure to obtain future regulatory approval in additional international jurisdictions could prevent us from marketing our products in certain jurisdictions abroad.

To market our products in certain additional foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and differing manufacturing or labeling requirements. Complying with such requirements may take additional time prior to approval and delay commercial activities in those jurisdictions.

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval for expanded indications or new formulations of TPOXX®. We may not obtain additional foreign regulatory approvals on a timely basis, if at all. Regulatory approval by the FDA, which we obtained for oral TPOXX®, or by a foreign regulatory authority such as Health Canada and the European Medicines Agency, which we obtained for oral TPOXX®, does not ensure approval by future additional regulatory authorities in other foreign countries or jurisdictions or by the FDA for expanded indications or new formulations. In addition, failure to obtain approval in one jurisdiction may impact our ability to obtain approvals elsewhere. We may not be able to file for or receive necessary regulatory approvals to commercialize our products in additional new markets, in which case, our target market may be reduced and our ability to realize the full market potential of our product candidates may be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Risks Related to Commercial Activities

We cannot predict whether or when we will be permitted to commercialize TPOXX® other than the oral formulation for smallpox treatment.

We have received FDA approval only for the oral formulation of TPOXX® in the U.S., not the intravenous or liquid suspension/pediatric formulation, or any other indication beyond treatment for smallpox, for TPOXX®. Because pharmaceutical manufacturers are only permitted to commercialize indications and formulations that have received FDA approval (or in other jurisdictions according to their applicable regulatory and legal frameworks), any regulatory or legal setbacks as described above could have an adverse impact on the Company’s ability to sell other formulations or for other uses of TPOXX® pending such approvals.

Changing political or social factors and opposition, including protests and potential related litigation, may delay or impair our ability to market TPOXX® and any other biodefense product candidates and may require us to spend time and money to address these issues.

Products developed to treat diseases caused by or to combat the threat of bioterrorism or biowarfare are subject to changing political and social environments. The political and social responses to bioterrorism and biowarfare have been unpredictable and much debated. Changes in the perception of the risk that military personnel or civilians could be exposed to biological agents as weapons of bioterrorism or biowarfare may delay or cause resistance to bringing investigational products to market or limit pricing or purchases of approved products, any of which could materially harm our business.

Lawsuits, protests or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, TPOXX® and our biodefense product candidates. In such event, our ability to market and sell such products may be hindered, the commercial success of TPOXX® and other products we develop may be harmed and we may need to expend time, attention and resources addressing such legal or publicity issues, thereby reducing our revenues and having a material adverse impact on us.

Our ability to grow our business may depend in part on our ability to achieve sales of TPOXX® to customers other than the U.S. and Canadian governments.

An element of our business strategy is to sell TPOXX® internationally to foreign governments, as well as to customers other than the U.S. and Canadian governments. These potential non-U.S. Government customers include foreign governments, as well as state and local governments, non-governmental organizations focused on global health like the World Health Organization, health care institutions like hospitals (domestic and foreign) and certain large business organizations interested in protecting their employees against global threats and protecting first responders in cases of emergencies.

To the extent we seek such non-government sales in the U.S., we may need to meet additional regulatory requirements.

The market for sales of TPOXX® to U.S. customers other than the U.S. Government is undeveloped, and we may not be successful in generating meaningful sales of TPOXX®, if any, to these potential customers.

If we fail to increase our sales of TPOXX® to customers other than the U.S. and Canadian governments, our business and opportunities for growth could be limited.

We expect our future international revenues to depend heavily on the success of the efforts of Meridian pursuant to an International Promotion Agreement, which may not be successful.

Pursuant to the International Promotion Agreement described under “Business,” we granted a third party, Meridian Medical Technologies ("Meridian") exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in all geographic regions except for the United States (the “Territory”), and Meridian agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory.  Our future international revenues will likely depend heavily on the success of the efforts of Meridian pursuant to the International Promotion Agreement, which may not be successful.

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

If we sell TPOXX® to non-government customers and are able to charge such customers higher prices than we charge to the U.S. Government, healthcare reform and controls on healthcare spending in the U.S. may nonetheless limit the prices we charge for our products and the amounts that we can sell.

There have been a number of legislative and regulatory proposals in the United States to change the health care system in ways that could affect our pricing of TPOXX® to non-government customers. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”), substantially changed the way healthcare is financed by both governmental and private insurers and had a substantial effect on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs like Medicare, reimbursement changes and rules protecting against fraud and abuse, that affect existing healthcare programs. If we are able to charge higher prices to non-government customers than we charge to the U.S. Government, healthcare reform and controls on healthcare spending in the U.S. may nonetheless limit the price we charge for our products and the amounts that we can sell. For example, some of our revenue may be derived from governmental healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposed a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. Government programs. The Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally, as well as potential future sales and profitability of our current or future products.

Laws and regulations governing international operations may hinder us from developing, manufacturing and selling certain product candidates outside of the United States and require us to revise and implement costly compliance programs.

In connection with our International Promotion Agreement with Meridian, Meridian serves as the entity that markets and promotes oral TPOXX® (except in the United States) and is the counterparty to any agreements within covered foreign jurisdictions. As such, Meridian is responsible for anti-corruption compliance related to its activities.

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the Foreign Corrupt Practices Act ("FCPA") can result in significant civil and criminal penalties that can be levied on the Company and its executives.

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

Other countries, such as the UK, have anti-bribery laws similar to or more expansive in scope than the FCPA which may be applicable to our operations as we expand outside the U.S.

We could incur net losses in the future if options are not exercised under the 19C BARDA Contract.

While we believe our current cash position is strong, our ability to continue to fund future operations will be substantially impacted by cash flows from the 19C BARDA Contract, which may not be sufficient if BARDA elects, in its sole discretion, not to exercise or to significantly delay exercise of some or all of the remaining options under the 19C BARDA Contract. If cash flows from the 19C BARDA Contract are significantly different from expectations, or if operating expenses or other expenses meaningfully exceed our expectations or cannot be adjusted accordingly, then our business, financial condition, results of operations and prospects could be materially adversely affected.

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

If a third-party provider fails to comply with applicable laws and regulations, fails to meet expected deadlines, fails to conduct trials in accordance with regulatory requirements or our stated protocols, experiences shortages or delays, or otherwise does not carry out its contractual duties to us, or encounters physical damage or natural disaster or disruptions at its facilities, for example as a result of the COVID-19 pandemic, our ability to meet our obligations under the 19C BARDA Contract or to develop, obtain approval of and commercialization of IV TPOXX® or other drug candidates, could be significantly impaired or delayed. We do not currently have the internal capacity to perform these important functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

If third parties do not manufacture our drug candidates or products in sufficient quantities and at an acceptable cost or in compliance with regulatory or contractual requirements and specifications, the fulfillment of contractual requirements under the 19C BARDA Contract, or any other procurement contract, or the development of our drug candidates could be delayed, prevented or impaired.

If our contract manufacturers are unable to generate enough materials to meet commercial obligations or satisfy clinical needs, for example as a result of disruption resulting from the COVID-19 pandemic, the success of drug products may be jeopardized. Our current and anticipated future dependence upon others for the manufacture of our drug candidates may adversely affect our ability to develop drug candidates and perform on commercial contracts on a timely and competitive basis. If our third-party manufacturers’ production processes malfunction or contaminate our drug supplies during manufacturing, we may incur significant inventory loss that may not be covered by our contractual provisions or insurance policies.

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

We cannot be certain that our present or future manufacturers will be able to comply with these regulations and other FDA regulatory requirements or similar regulatory requirements outside the U.S. In addition, due to the COVID-19 pandemic, regulatory authorities may not conduct required inspections at our CMO facilities, and without such inspections, drug approvals could be delayed. Our government contracts and grants call for compliance with all applicable legal and regulatory requirements, however, we do not control third-party manufacturers and their methods for ensuring adherence to regulatory and legal standards. If we or these third parties fail to comply with applicable regulations, sanctions could be imposed on us which could significantly delay and adversely affect supplies of our drug candidates.

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

•

receipt of marketing approvals, including the impact of marketing restrictions or required post-approval clinical studies, from the FDA for IV and liquid suspension/pediatric formulations of TPOXX® and similar foreign regulatory authorities;

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

Intravenous and Liquid Suspension/Pediatric TPOXX® formulations are currently in product development and there can be no assurance of successful development or ultimate commercialization beyond the 19C BARDA Contract.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of January 10, 2022, the TPOXX® patent portfolio has seven patent families consisting of 28 U.S. utility patents, 97 issued foreign patents, two U.S. utility patent applications, and 24 foreign patent applications.

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

If our technologies are alleged or found to infringe the patents or proprietary rights of others, we may be sued, we may have to pay damages or be barred from pursuing a technology, or we may have to license those rights from and pay royalties to others on unfavorable terms. If we are sued, even if we prevail, such litigation may be costly.

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

Our directors, executive officers and beneficial owners of more than 5% of our common stock ("principal stockholders") beneficially own a significant percentage of our common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change of control of SIGA. As of February 16, 2022, directors, executive officers and principal stockholders (excluding institutional investors) beneficially owned approximately 35% of our outstanding common stock. In addition to owning common stock of the Company, directors and certain executive officers have the right to acquire additional stock through the exercise or conversion of certain securities.

Our stock repurchase program could affect the price of our common stock and increase volatility and may be suspended or terminated at any time, which may result in a decrease in the trading price of our common stock.

On August 2, 2021, our Board of Directors authorized a new share repurchase program for up to $50 million of our common stock through December 31, 2023. This stock repurchase program does not obligate the Company to repurchase any dollar amount or number of shares of our common stock and may be suspended or discontinued at any time, which could cause the market price of our common stock to decline. Repurchases pursuant to our stock repurchase program could affect the price of our common stock and increase its volatility. Important factors that could cause us to limit, suspend or delay the Company’s stock repurchases, without prior notice, and that could in any event impact management’s exercise of its discretion as to the amount and timing of such repurchases, include the timing of exercise of procurement options under government contracts, alternative opportunities for strategic uses of cash, the stock price of the Company’s common stock, market conditions, and other corporate liquidity requirements and priorities. The existence of our stock repurchase program could cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. Additionally, repurchases under our stock repurchase program would diminish our cash reserves, which could impact our ability to pursue other opportunities, further develop our technology or adversely affect our operating results. There can be no assurance that any stock repurchases would enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares could negatively impact our reputation, investor confidence in us and our stock price.

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

General Risk Factors

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

Additionally, the Company’s supply chain for the manufacture of TPOXX® and for the raw materials and supplies necessary to support manufacture and product delivery activities on future projects, could be materially disrupted by COVID-19. With regard to day-to-day operations, the COVID-19 pandemic, and the secondary effects of the pandemic, have at times slowed the daily pace of execution of government contracts as well as new contract generation. For example, U.S. and foreign government staffs overseeing health security preparedness have been involved directly or indirectly in governmental responses to the pandemic, which has diverted government staff time that would normally be directed toward contract matters involving SIGA. The Company expects to experience delays, or a slower than usual pace, in connection with certain research and development activities, such as those that involve clinical trials. While the Company does not currently expect any pandemic-related delays in research and development activities to have a material adverse impact on the financial condition or annual financial results of the Company, or its long-term performance, the Company cannot give assurances as to the full extent of the impact at this time.

Overall, while the COVID-19 pandemic has not adversely affected the liquidity position of the Company, the pandemic has diverted foreign government staff time normally directed toward contract matters involving SIGA and has affected and could continue to affect the timing of international contract awards for oral TPOXX®. Additionally, although SIGA has completed delivery of TPOXX® courses covered by the option exercised by the U.S. Government in 2021, the pandemic could result in a slower pace of future product deliveries if the pandemic results in shortages or delays in the receipt by the supply chain of raw materials or supplies. Furthermore, Executive Order 14042 by the President of the United States, which subjects federal prime contractors and subcontractors to certain vaccination requirements and other COVID-19 related safety measures, could have a material impact on the availability and/or timing of services provided to SIGA by certain vendors for supply chain activities and research and development activities. The mandate has been challenged in several cases that are currently pending, and in at least one case a nationwide injunction has barred enforcement of the mandate while the cases are being pursued. The future outcome of such litigation is uncertain, and consequently the scope and enforceability of the underlying vaccine mandate as it applies to federal contractors and subcontracts, is not known at this time. If the general negative effect of the COVID-19 pandemic becomes more acute, including due to resurgences in infections or lack of vaccination, there could be material adverse effects to our business and cash flows.

Our business has been and will continue to be affected by the COVID-19 pandemic. The full extent and nature to which the COVID-19 pandemic, and any related consequences, will impact our business, financial condition and results of operations is uncertain and cannot be predicted.

On September 9, 2021, President Biden directed the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or obtain a negative COVID-19 test at least once a week. President Biden also issued an Executive Order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions) that directly impacts SIGA given its government contracts. Both mandates were challenged in court. On January 13, 2022, the U.S. Supreme Court stayed the vaccine-or-test emergency temporary standard (ETS) that OSHA issued in November 2021. The stay will be in effect until the claims contesting the ETS’ legality that are pending in the U.S. Court of Appeals for the Sixth Circuit are fully resolved. As a result, employers do not need to comply with the ETS and OSHA cannot enforce it. Although the OSHA ETS is not in effect at this time, employers may be required under other laws to mandate vaccines (subject to accommodation obligations), such as under the federal vaccine mandate for healthcare workers and the New York City Order requiring vaccines. The vaccine mandate for federal contractors and subcontractors is currently not in effect, as it was stayed by a court in December 2021. It is not currently possible to predict with any certainty the exact impact on us given the requirements for government contractors and their subcontractors. SIGA does not expect a material impact on the current workforce from any requirement to mandate COVID-19 vaccination of our workforce, however such requirements could result in employee attrition and difficulty securing future labor needs at our subcontractors, and therefore have an adverse effect on the amount and timing of future profits. In addition, any requirement to impose obligations on our suppliers under the Executive Order covering government contractors and their subcontractors could impact the price and continuity of services provided in connection with the supply chain, commercial activities and research and development activities, which in turn could impact the Company’s performance under government contracts and the amount and timing of future profits.

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

The health security markets in which we compete and will compete are highly competitive.

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

We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team, including our Chief Executive Officer, Chief Scientific Officer and other key executives. Our success is dependent upon our personnel and our ability to recruit, retain and train high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of services of any members of our key management team could have a material adverse effect on our business. The ongoing COVID-19 pandemic has increased employment changes in many industries, including ours. We cannot predict with certainty how, if at all, this may impact SIGA.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or a deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and been targeted at pharmaceutical companies in particular. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Also, confidential patient and other personal or sensitive information may be compromised in a cyber-attack or cyber-intrusion. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our drug candidates could be delayed.

We may need additional funding, which may not be available to us, and which may force us to delay, reduce or limit proposed acquisitions or strategic investments or any of our non-government funded product development programs or commercial efforts.

Although we believe our current cash position is strong, we may require additional financing and, while we have raised funds through credit facilities and the issuance of new equity or the exercise of options or warrants in the past, there is no guarantee that we will continue to be successful in raising such funds should we need to seek to do so. If we are unable to raise additional funds, we could be forced to discontinue, cease or limit certain strategic transactions or operations and equity investors could experience significant or total losses of their investments. Our cash flows may fall short of our projections or be delayed, or our expenses may increase, which could result in our capital being consumed significantly faster than anticipated. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Debt financing arrangements, if available, may require us to pledge certain assets or enter into covenants that could restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in New York, NY, and our research and development facilities are located in Corvallis, Oregon. In May 2017, we entered into a new 10-year lease with a related party to let 3,200 square feet in New York, NY to serve as our corporate headquarters.

In Corvallis, we lease approximately 10,276 square feet. Until its expiration on December 31, 2017, this facility was leased under an amended lease agreement signed in January 2007, and most recently changed through an addendum in April 2015. On November 3, 2017 we entered into a new lease for the same space which was scheduled to expire in December 2019. In the second quarter of 2019, we exercised the first renewal option which was scheduled to expire in December 2021. In the second quarter of 2021, we exercised the second renewal option, which extended the lease expiration date to December 31, 2024.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock trades on The Nasdaq Global Market under the symbol "SIGA."

There were 26 holders of record as of February 16, 2022. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2021 to October 31, 2021	286,059	$7.26	286,059	$49,156,221
November 1, 2021 to November 30, 2021	199,697	7.73	199,697	47,612,331
December 1, 2021 to December 31, 2021	277,237	7.71	277,237	45,475,535
Total	762,993	$7.55	762,993

On March 5, 2020, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $50 million of the Company’s common stock through December 31, 2021. This program has been fulfilled with the maximum amount being used to repurchase shares.

On August 5, 2021, the Company announced that the Board of Directors authorized an additional share repurchase program under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. The timing and actual number of shares repurchased will depend on a variety of factors, including: the timing of exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2021, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2016 in each of (i) our common stock; (ii) the Nasdaq Composite; and (iii) the Nasdaq Biotech Composite.

	2016	2017	2018	2019	2020	2021
SIGA Technologies, Inc.	$100	$168	$274	$166	$252	$261
NASDAQ Composite Index	$100	$128	$123	$167	$239	$291
NASDAQ Biotech Composite Index	$100	$121	$110	$137	$172	$171

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item concerning securities authorized for issuance under equity compensation plans is set forth in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (filed with the SEC on March 4, 2021) for additional discussion of our financial condition and results of operations for the year ended December 31, 2020, as well as our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

We are a commercial-stage pharmaceutical company. Our lead product, TPOXX® (“oral TPOXX®”), is a United States Food & Drug Administration ("FDA")-approved oral formulation antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the FDA approved oral TPOXX® for the treatment of smallpox.

Oral TPOXX® is a novel, patented drug that is easy to store, transport and administer. Oral TPOXX® labeling, approved by the FDA, limits sales of oral TPOXX® in the U.S. to those for the U.S. Strategic National Stockpile ("Strategic Stockpile"). The Company has been delivering oral TPOXX® to the Strategic Stockpile since 2013.

On December 1, 2021, the Company announced that Health Canada approved oral tecovirimat as an extraordinary use drug.

On January 10, 2022, a Marketing Authorisation Application ("MAA") with the European Medicines Agency ("EMA") for oral tecovirimat was approved. The MAA was filed under the centralized application process, which authorized the sale of oral tecovirimat in European Union member states, as well as Norway (which granted separate follow-on approval), Iceland, and Liechtenstein. The EMA approved label indication covers the treatment of smallpox, monkeypox, cowpox, and vaccinia complications following vaccination against smallpox.

With respect to the regulatory approvals by Health Canada and the EMA, oral tecovirimat represents the same formulation that was approved by the FDA in July 2018 under the brand name TPOXX®.

For the intravenous formulation of TPOXX® ("IV TPOXX®"), SIGA filed a New Drug Application ("NDA") with the FDA on April 30, 2021. Based on its review of the NDA, the FDA will decide whether to approve IV TPOXX® and whether to impose any marketing restrictions or require additional post-approval clinical studies. The Company is targeting the first half of 2022 for completion of this review process. There can be no assurance that any approval will be granted on a timely basis, if at all.

COVID-19 Pandemic

The COVID-19 pandemic has caused significant societal and economic disruption. Such disruption, and the associated risks and costs, are expected to continue for an indeterminate period of time. Given the uncertain future course of the COVID-19 pandemic, and the uncertain scale and scope of its future direct and indirect impact, the Company is continually reviewing business and financial risks related to the pandemic and seeking coordination with its government partners with respect to the performance of current and future government contracts. Additionally, the Company is continually coordinating with service providers and vendors, in particular Contract Manufacturing Organizations ("CMOs") that constitute our supply chain, with respect to actions and risks caused by the COVID-19 pandemic.

As of the filing date of this report, the Company has not identified or been notified by government customers of impediments to the continued full performance of their government contracts. With regard to day-to-day operations, the COVID-19 pandemic, and the secondary effects of the pandemic, have at times slowed the daily pace of execution of government contracts as well as new contract generation. For example, U.S. and foreign government staffs overseeing health security preparedness have been involved directly or indirectly in governmental responses to the pandemic, which has diverted government staff time that would normally be directed toward contract matters involving SIGA. Additionally, the COVID-19 pandemic, and the secondary effects of the pandemic have increased the risk of delays in connection with a broad range of operational activities, including: supply chain procurement of raw materials and manufacturing; and certain research and development activities, such as those that involve clinical trials. While the Company does not currently expect any pandemic-related delays in such operational activities to have a material adverse impact on the financial condition or annual financial results of the Company, or its long-term performance, the Company cannot give assurances as to the full extent of the impact at this time.

Overall, while the COVID-19 pandemic has not adversely affected the liquidity position of the Company, the pandemic has diverted foreign government staff time normally directed toward contract matters involving SIGA and has affected and could continue to affect the timing of international contract awards for oral TPOXX®. Additionally, although SIGA has completed delivery of TPOXX® courses covered by the procurement option exercised in 2021, the pandemic could result in a slower pace of future product deliveries if the pandemic results in shortages or delays in the receipt by the supply chain of raw materials or supplies. Furthermore, Executive Order 14042 by the President of the United States, which subjects federal prime contractors and subcontractors to certain vaccination requirements and other COVID-19 related safety measures, could have a material impact on the availability and/or timing of services provided to SIGA by certain vendors for supply chain activities and research and development activities. The mandate has been challenged in several cases that are currently pending, and in at least one case a nationwide injunction has barred enforcement of the mandate while the cases are being pursued. The future outcome of such litigation is uncertain, and consequently the scope and enforceability of the underlying vaccine mandate as it applies to federal contractors and subcontracts, is not known at this time. If the general negative effect of the COVID-19 pandemic becomes more acute, including due to resurgences in infections or lack of vaccination, there could be material adverse effects to our business and cash flows.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2021, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $239.7 million of payments are related to exercised options and up to approximately $311.1 million of payments are currently specified as unexercised options. The $239.7 million of payments related to exercised options includes an option exercised on September 7, 2021 for the manufacture and delivery of approximately $112.6 million of oral TPOXX®. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2021, the Company has received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $13.8 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS has been recorded as deferred revenue as of December 31, 2021 and December 31, 2020; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $239.7 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2021, the Company has delivered approximately $225.1 million (including the value of raw materials) of oral TPOXX® to the Strategic Stockpile, of which approximately $112.5 million was delivered in 2021 (including approximately $79.7 million of oral TPOXX® that was delivered and invoiced in December 2021, for which full payment was received in January 2022); and $7.3 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

Under the terms of this contract, exercise of procurement options is at the sole discretion of BARDA. The request for proposal that preceded the award of the 19C BARDA Contract indicated that the expected purpose of the contract was to maintain the level of smallpox antiviral preparedness in the Strategic Stockpile. Based on prior product delivery activity, and current FDA-approved shelf life of oral TPOXX®, the Company estimates that approximately 940,000 courses of smallpox antiviral treatment would need to be delivered to the U.S. Government between 2022 and 2024 in order to maintain stockpile levels of unexpired smallpox antiviral treatment during this period.

1C BARDA Contract (2011 BARDA Contract)

On May 13, 2011, the Company signed a contract with BARDA ("1C BARDA Contract" or "2011 BARDA Contract") pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®, as well as provide development funding for certain activities.

The 1C BARDA Contract specifies approximately $508.4 million of payments, of which, as of December 31, 2021, $459.8 million had been received by the Company for the manufacture and delivery of oral TPOXX® and $45.9 million had been received for certain reimbursements in connection with development and supportive activities. Approximately $2.7 million remains eligible to be received in the future for reimbursements of development and supportive activities.

The 1C BARDA Contract expires in December 2024.

International Procurement Contracts

Contract with Public Health Agency of Canada

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian Medical Technologies, Inc. (“Meridian") (the “Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In January 2022, PHAC published a proposed amendment in which total procurement of oral TPOXX® under the Contract would be increased to an amount of up to $38 million, with firm commitments for the cumulative purchase of approximately $23 million of oral TPOXX® by March 31, 2023; the remaining courses under the Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC. As of December 31, 2021, approximately $10 million of oral TPOXX® courses had been delivered to and accepted by PHAC. Such courses were delivered in the first six months of 2021. The contract award was coordinated between SIGA and Meridian under an international promotion agreement, as amended (the "International Promotion Agreement") that was entered into by the parties on June 3, 2019. As such, Meridian is the PHAC's counterparty under the Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

Canadian Military Contract

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND will purchase up to approximately $14 million of oral TPOXX® over four years.  In the second quarter 2020, CDND purchased approximately $2 million of oral TPOXX®. In the third quarter of 2021, CDND purchased another approximately $2 million of oral TPOXX® courses. The remaining purchases are at the option of the CDND. Meridian is the CDND's counterparty under the Canadian Military Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

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

The fee Meridian retains pursuant to the International Promotion Agreement is a specified percentage of the collected proceeds of sales of oral TPOXX® net of certain expenses, for years in which customer invoiced amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for years in which such net invoiced amounts exceed the specified threshold. Taking into account Meridian’s fee and manufacturing costs of oral TPOXX®, it is currently estimated by the Company that international sales of oral TPOXX® will have a contribution margin (as expressed as a percentage of product sales, and before any consideration of expenses not directly related to manufacturing or Meridian activities) of between approximately 65% and 80%. For purposes of this disclosure, contribution margin (in amount) represents international product sales less applicable cost of sales and the Meridian fee (which is included within selling, general and administrative expenses within the income statement).

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include revenue recognition over time, the valuation of warrants granted or issued by the Company, and income taxes (including realization of deferred tax assets).

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

Due to the nature of the work required to be performed on many of our performance obligations for which revenue is recognized over time, the estimation of total revenue and costs to satisfy the obligations is complex, subject to many variables and requires significant judgment. The consideration associated with these types of performance obligations is considered variable. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur and when any uncertainty associated with variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our historical and anticipated performance, external factors, trends and all other information (historical, current and forecasted) that is reasonably available to us.

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

Income Taxes

Our income tax expense and deferred tax assets and liabilities reflect management’s best estimate of current and future taxes to be paid. We are subject to U.S. federal income tax and state income tax in numerous jurisdictions. Significant judgments and estimates are required in the determination of our income tax expense.

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

The amount of deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income change and/or if significant objective negative evidence is no longer present or if significant negative evidence becomes available. Such changes could lead to a change in judgment related to the realization of the net deferred tax asset. Future changes in the estimated amount of deferred taxes expected to be realized will be reflected in our financial statements in the period the estimate is changed with a corresponding adjustment to operating results.

Income tax benefits are recognized for a tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. As of December 31, 2021, we recorded an uncertain tax position attributable to a reduction related to state net operating loss carryforwards. In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will present interest and penalties as a component of income taxes.

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

Results of Operations for the Years ended December 31, 2021 and 2020

Revenues from product sales and supportive services for the years ended December 31, 2021 and 2020 were $126.8 million and $115.5 million, respectively. Such revenues for the year ended December 31, 2021 include $112.5 million of revenue related to sales of oral TPOXX® to the U.S. Government under the 19C BARDA Contract and $12.7 million of revenue related to international sales of oral TPOXX®. Such revenues for the year ended December 31, 2020 include $112.6 million of revenue related to sales of oral TPOXX® to the U.S. Government under the 19C BARDA Contract and $2.3 million of revenue related to international sales of oral TPOXX®.

Revenues from research and development contracts and grants for the years ended December 31, 2021 and 2020, were $6.9 million and $9.5 million, respectively. The decrease of $2.6 million, or 27.6%, primarily reflects a decrease in revenue in connection with a decrease in direct vendor-related costs for IV TPOXX® and post-marketing regulatory activities for oral TPOXX®, partially offset by higher revenues associated with the PEP Label Expansion R&D Contract.

Cost of sales and supportive services for the years ended December 31, 2021 and 2020 were $16.6 million and $14.8 million, respectively. Such costs in 2021 and 2020 were primarily associated with the manufacture and delivery of oral TPOXX® courses to the U.S. Government under the 19C BARDA Contract and in connection with international sales. Additionally, there was an inventory-related loss of $0.6 million in 2021.

Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 were $17.3 million and $14.0 million, respectively, reflecting an increase of $3.3 million, or 23.7%. The increase primarily reflects the promotion fees paid in connection with the courses delivered to PHAC and the CDND in 2021 as well as an increase in certain insurance, business development and consulting costs.

Research and development expenses were $9.9 million for the year ended December 31, 2021, a decrease of approximately $1.0 million, or 9.1% from the $10.9 million incurred during the year ended December 31, 2020. The decrease is primarily attributable to a decrease in direct vendor-related expenses incurred under the BARDA 19C Contract in connection with supporting the development of IV TPOXX® and post-marketing regulatory activities for oral TPOXX®, partially offset by higher costs associated with the PEP Label Expansion R&D Contract.

Patent expenses for the years ended December 31, 2021 and 2020 were $0.7 million. These expenses reflect our ongoing efforts to protect our lead drug candidates in varied geographic territories.

In connection with the voluntary repayment of the term loan facility under the Loan Agreement (the "Term Loan") on March 13, 2020, we recognized a loss on the extinguishment of the Term Loan of approximately $5.0 million for the year ended December 31, 2020.

Interest expense on the Term Loan for the year ended December 31, 2020 was $3.0 million. The $3.0 million of interest for the year ended December 31, 2020 includes $0.9 million of accretion of unamortized costs and fees (prior to repayment of the Term Loan). There was no interest expense recognized for the year ended December 31, 2021 as our Term Loan was paid off in March 2020.

Changes in the fair value of the liability classified warrant to acquire common stock were recorded within the income statement. For the year ended December 31, 2021, we recorded a gain of approximately $0.1 million reflecting a decrease in the fair value of the liability-classified warrant. For the year ended December 31, 2020, we recorded a loss of approximately $3.5 million reflecting an increase in fair value of the liability-classified warrant primarily due to an increase in the price of our common stock.

Other income, net for the years ended December 31, 2021 and 2020 was $0.1 million and $0.5 million, respectively. Other income primarily reflects interest income on the Company's cash balance held in restricted and unrestricted accounts. The decrease of approximately $0.4 million is driven by lower cash balances during the year as well as lower interest rates for 2021 when compared to 2020.

For the year ended December 31, 2021, we recognized a tax provision of $19.9 million on pre-tax income of $89.3 million. Our effective tax rate for the year ended December 31, 2021 was 22.2% and differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), and state and local taxes.

For the year ended December 31, 2020, we recognized a tax provision of $17.2 million on pre-tax income of $73.5 million. Our effective tax rate for the year ended December 31, 2020 was 23.4% and differs from the statutory rate of 21% primarily as a result of a non-taxable adjustment for the fair market value of the Warrant, non-deductible executive compensation under IRC Section 162(m), and state and local taxes.

Liquidity and Capital Resources

As of December 31, 2021, we had $103.1 million in cash and cash equivalents, compared with $117.9 million at December 31, 2020. There was no restricted cash as of December 31, 2021 or December 31, 2020 given that the Term Loan was repaid in March 2020. The restricted cash and cash equivalents were available to pay interest, fees and principal on the Term Loan. The Company voluntarily prepaid the Term Loan on March 13, 2020 in an approximate amount of $87.2 million, including accrued interest. As a result of repayment of the Term Loan, there are no restrictions on the use of our cash and cash equivalents.

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

Net cash provided by operations for the years ended December 31, 2021 and 2020 was $11.5 million and $71.5 million, respectively.  For the year ended December 31, 2021, the receipt of approximately $43.7 million in connection with U.S. Government and international sales of oral TPOXX® was partially offset by net cash usage primarily related to manufacturing of inventory and customary operating activities. For the year ended December 31, 2020, the receipt of approximately $114.9 million in connection with U.S. Government and international sales of oral TPOXX® was partially offset by net cash usage primarily related to manufacturing of inventory and customary operating activities.

On December 31, 2021 and 2020, our accounts receivable balance was approximately $83.7 million (which includes approximately $2.2 million of unbilled receivables) and $3.3 million, respectively. Our accounts receivable balance as of December 31, 2021 primarily reflects deliveries of approximately $79.7 million of oral TPOXX® to the U.S. Government in December 2021, for which we received full payment in January 2022. Our accounts receivable balance as of December 31, 2020 primarily reflects work that was reimbursable by BARDA and was performed during the year ended December 31, 2020 in connection with oral and IV TPOXX®.

Investing Activities

Cash used in investing activities for the years ended December 31, 2021 and 2020 was $50,620 and $15,501, respectively, related to capital expenditures.

Financing Activities

Cash used in financing activities for the years ended December 31, 2021 and 2020 was $26.2 million and $114.6 million, respectively. For the year ended December 31, 2021, $26.0 million was associated with our repurchase of approximately 3.8 million shares of common stock. For the year ended December 31, 2020, $85.9 million was associated with our voluntary prepayment of the Term Loan and approximately $28.5 million was associated with the repurchase of approximately 4.6 million shares of common stock.

Future Cash Requirements

As of December 31, 2021, we have outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $20.1 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objective is the preservation of investment capital. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that the securities we hold are subject to market risk, changes in the financial standing of the issuer of such securities and our interest income is sensitive to changes in the general level of U.S. interest rates. Additionally, we are subject to the impact of stock price fluctuations of our common stock in that we have a liability-classified warrant in which 1.0 million shares of SIGA common stock can be purchased at a strike price of $1.50 per share. For every $1 increase in the stock price of SIGA, the intrinsic value of the liability-classified warrant will increase by approximately $1.0 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SIGA Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders' equity/(deficiency) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Revenue Recognition – Estimated Costs to Complete the Research and Development Services (“R&D”) Performance Obligations for the 19C BARDA and PEP Label Expansion R&D Contracts

As discussed in Notes 2 and 3 to the consolidated financial statements, all of the Company’s revenue for the year ended December 31, 2021 was generated from long-term contracts. For these contracts, all revenue associated with current research and development performance obligations for the 19C BARDA and PEP Label Expansion R&D Contracts, which totaled approximately $4.8 million and $2.5 million respectively, is recognized over time, because the customer simultaneously receives and consumes the benefits provided by the services as the Company performs these services. The Company recognizes revenue related to these services based on the progress toward complete satisfaction of the performance obligation and measures this progress under an input method, which is based on the Company’s costs incurred relative to total estimated costs. Under this method, progress is measured based on the cost of resources consumed compared to the total estimated costs to completely satisfy the performance obligation. As disclosed by management, due to the nature of the work required to be performed on many of the performance obligations, management’s estimation of total revenue and costs to satisfy the obligations is complex, subject to many variables, and requires significant judgment. The incurred and estimated costs used in the measure of progress include third-party services performed, direct labor hours, and material consumed.

The principal considerations for our determination that performing procedures relating to revenue recognition – estimated costs to complete the R&D performance obligations for the 19C BARDA and PEP Label Expansion R&D Contracts is a critical audit matter are the significant judgments by management when determining the estimated costs to completely satisfy the performance obligations. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures and in evaluating the estimates of the costs to complete related to management’s estimates of total forecasted costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and testing management’s process for determining the estimated costs to completely satisfy each performance obligation for the 19C BARDA and PEP Label Expansion R&D Contracts, which included evaluating the reasonableness of management’s estimates of total forecasted costs. Evaluating the reasonableness of management’s estimates of total forecasted costs involved assessing management’s ability to reasonably estimate costs to complete the performance obligation by (i) comparing, on a test basis, the underlying cost estimates to approved contracts or modifications; (ii) comparing, on a test basis, the underlying transaction price to original contracts or modifications; and (iii) testing actual costs incurred and their eligibility for billing under the research and development performance obligations.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 3, 2022

We have served as the Company’s auditor since 1997.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

As of

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$103,138,819	$117,890,240
Accounts receivable	83,650,450	3,340,263
Inventory	19,510,379	20,265,519
Prepaid expenses and other current assets	2,453,444	2,112,069
Total current assets	208,753,092	143,608,091

Property, plant and equipment, net	2,365,957	2,103,990
Deferred tax asset, net	2,422,607	2,544,053
Goodwill	898,334	898,334
Other assets	286,585	676,923
Total assets	$214,726,575	$149,831,391
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,028,004	$1,278,217
Accrued expenses and other current liabilities	9,252,812	8,285,738
Income tax payable	19,207,042	919,555
Total current liabilities	30,487,858	10,483,510
Warrant liability	6,521,441	6,639,211
Other liabilities	3,402,869	2,915,401
Total liabilities	40,412,168	20,038,122
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 73,543,602 and 77,195,704 issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	7,354	7,720
Additional paid-in capital	226,070,308	224,978,430
Accumulated deficit	(51,763,255)	(95,192,881)
Total stockholders' equity	174,314,407	129,793,269
Total liabilities and stockholders' equity	$214,726,575	$149,831,391

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31

	2021	2020	2019
Revenues
Product sales and supportive services	$126,802,536	$115,471,071	$11,190,064
Research and development	6,867,918	9,488,233	15,552,021
Total revenues	133,670,454	124,959,304	26,742,085

Operating expenses
Cost of sales and supportive services	16,601,880	14,797,419	1,782,838
Selling, general and administrative	17,323,429	14,003,184	13,252,136
Research and development	9,942,194	10,938,930	13,303,149
Patent expenses	710,152	719,141	726,105
Total operating expenses	44,577,655	40,458,674	29,064,228
Operating income (loss)	89,092,799	84,500,630	(2,322,143)
Gain (loss) from change in fair value of warrant liability	117,770	(3,525,846)	5,091,256
Loss on extinguishment of Term Loan	—	(4,981,461)	—
Interest expense	—	(3,016,817)	(15,769,768)
Other income, net	101,172	532,085	2,822,232
Income (loss) before income taxes	89,311,741	73,508,591	(10,178,423)
(Provision) benefit for income taxes	(19,860,975)	(17,166,581)	2,937,276
Net and comprehensive income (loss)	$69,450,766	$56,342,010	$(7,241,147)
Basic earnings (loss) per share	$0.92	$0.71	$(0.09)
Diluted earnings (loss) per share	$0.91	$0.71	$(0.15)
Weighted average shares outstanding: basic	75,322,194	79,259,000	81,031,254
Weighted average shares outstanding: diluted	76,402,716	79,437,306	82,175,023

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)

For the Years Ended December 31, 2021, 2020 and 2019

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity/ (Deficiency)
Balances, December 31, 2018	80,763,350	$8,076	$218,697,872	$(115,791,261)	$—	$102,914,687
Net loss				(7,241,147)		(7,241,147)
Issuance of common stock upon exercise of stock options	9,769	1	(1)			—
Issuance of common stock upon vesting of RSUs and exercise of stock-settled appreciation rights	515,888	52	(52)			—
Issuance of common stock to employees	53,332	5	(5)			—
Issuance of common stock upon exercise of warrants	159,782	16	1,172,785			1,172,801
Payment of common stock tendered for employee stock-based compensation tax obligations	(232,253)	(23)	(1,176,556)			(1,176,579)
Stock-based compensation			2,113,994			2,113,994
Balances, December 31, 2019	81,269,868	$8,127	$220,808,037	$(123,032,408)	$—	$97,783,756
Net income				56,342,010		56,342,010
Repurchase of common stock	(4,628,473)	(463)		(28,502,483)		(28,502,946)
Issuance of common stock upon exercise of stock options	11,822	1	(1)			—
Issuance of common stock upon vesting of RSUs	177,876	18	(18)			—
Issuance of common stock upon exercise of warrants	393,646	40	3,003,477			3,003,517
Payment of common stock tendered for employee stock-based compensation tax obligations	(29,035)	(3)	(184,013)			(184,016)
Stock-based compensation			1,350,948			1,350,948
Balances, December 31, 2020	77,195,704	$7,720	$224,978,430	$(95,192,881)	$—	$129,793,269
Net income				69,450,766		69,450,766
Repurchase of common stock	(3,787,683)	(379)		(26,021,140)		(26,021,519)
Issuance of common stock upon vesting of RSUs	162,876	16	(16)			—
Payment of common stock tendered for employee stock-based compensation tax obligations	(27,295)	(3)	(173,915)			(173,918)
Stock-based compensation			1,265,809			1,265,809
Balances, December 31, 2021	73,543,602	$7,354	$226,070,308	$(51,763,255)	$—	$174,314,407

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31

	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$69,450,766	$56,342,010	$(7,241,147)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and other amortization	522,368	529,814	526,997
(Gain) loss on change in fair value of warrant liability	(117,770)	3,525,846	(5,091,256)
Stock-based compensation	1,265,809	1,350,948	2,113,994
Write down of inventory, net	618,771	—	—
Deferred income taxes provision (benefit)	121,446	11,606,949	(2,417,617)
Loss on extinguishment of Term Loan	—	4,981,461	—
Non-cash interest expense	—	887,132	4,497,271
Changes in assets and liabilities:
Accounts receivable	(80,310,187)	827,733	(2,208,863)
Inventory	136,369	(8,009,992)	(6,744,644)
Prepaid expenses and other assets	48,963	699,102	(714,272)
Accounts payable, accrued expenses and other liabilities	986,865	(3,116,843)	936,839
Income tax payable	18,287,487	912,462	—
Deferred revenue	483,749	982,606	(1,861,605)
Net cash provided by (used in) operating activities	11,494,636	71,519,228	(18,204,303)
Cash flows from investing activities:
Capital expenditures	(50,620)	(15,501)	(29,094)
Cash used in investing activities	(50,620)	(15,501)	(29,094)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(173,918)	(184,016)	(1,176,579)
Repurchase of common stock	(26,021,519)	(28,502,946)	—
Repayment of Term Loan	—	(85,913,459)	—
Cash used in financing activities	(26,195,437)	(114,600,421)	(1,176,579)
Net decrease in cash and cash equivalents	(14,751,421)	(43,096,694)	(19,409,976)
Cash, cash equivalents and restricted cash at the beginning of period	117,890,240	160,986,934	180,396,910
Cash, cash equivalents and restricted cash at end of period	$103,138,819	$117,890,240	$160,986,934

Supplemental disclosure of cash flows information:
Non-cash lease right-of-use asset and associated liability (net of deferred rent in 2019)	$733,715	$—	$2,944,932
Conversion of warrant to common stock	$—	$3,003,517	$1,172,801
Issuance of common stock upon cashless exercise	$—	$97,250	$118,500
Cash income taxes paid (refund), net	$1,063,744	$3,718,581	$(1,276,129)

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a commercial-stage pharmaceutical company. The Company's lead product, TPOXX® (“oral TPOXX®”) is a United States Food & Drug Administration ("FDA")-approved oral formulation antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the FDA approved oral TPOXX®.

Oral TPOXX® is a novel, patented drug that is easy to store, transport and administer. Oral TPOXX® labeling, approved by the FDA, limits sales of oral TPOXX® in the U.S. to those for the U.S. Strategic National Stockpile ("Strategic Stockpile"). The Company has been delivering oral TPOXX® to the Strategic Stockpile since 2013.

On December 1, 2021, the Company announced that Health Canada approved oral tecovirimat as an extraordinary use drug.

On January 10, 2022, a Marketing Authorisation Application ("MAA") with the European Medicines Agency ("EMA") for oral tecovirimat was approved. The MAA was filed under the centralized application process, which authorized the sale of oral tecovirimat in European Union member states, as well as Norway (which granted separate follow-on approval), Iceland, and Liechtenstein. The EMA approved label indication covers the treatment of smallpox, monkeypox, cowpox, and vaccinia complications following vaccination against smallpox.

With respect to the regulatory approvals by Health Canada and the EMA, oral tecovirimat represents the same formulation that was approved by the FDA in  July 2018 under the brand name TPOXX®.

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

Restricted Cash and Cash Equivalents

Cash and cash equivalents held in restricted accounts were available to pay interest, fees and principal related to the Term Loan (see Note 7 for additional information). As this Term Loan was repaid on March 13, 2020, the restricted accounts were closed in the second quarter of 2020. There was no restricted cash or cash equivalents as of December 31, 2021 or 2020.

The following table reconciles cash, cash equivalents and restricted cash per the consolidated statements of cash flows to the consolidated balance sheet for each respective period:

	As of December 31,
	2019	2018
Cash and cash equivalents	$65,249,072	$100,652,809
Restricted cash - short-term	95,737,862	11,452,078
Restricted cash - long-term	—	68,292,023
Cash, cash equivalents and restricted cash	$160,986,934	$180,396,910

Concentration of Credit Risk

The Company has cash in bank accounts that exceeds the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on its cash accounts and no allowance has been provided for potential credit losses because management believes the potential for losses is remote.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2021 and 2020, 98% and 100%, respectively, of accounts receivable represented receivables from the U.S. Government. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2021 and 2020, the Company had no allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or net realizable value. The cost is determined using the first-in, first-out (FIFO) method. The Company capitalizes inventory costs associated with the Company’s products when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment periodically to identify inventory that may expire prior to expected sale or has a cost basis in excess of its net realizable value. If certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, the Company records a charge to write down such unmarketable inventory to its net realizable value.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization are provided on a straight-line method over the estimated useful lives of the various asset classes. The estimated useful lives are as follows: five years for laboratory equipment; three years for computer equipment; and seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the lease term. Maintenance, repairs and minor replacements are charged to expense as incurred.

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

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As of December 31, 2021, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: five performance obligations relate to research and development services; two relate to manufacture and delivery of product; and one is associated with storage of product.

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

Contract estimates are based on various assumptions to project the outcome of future events that often span multiple years. These assumptions include: labor productivity; the complexity of the work to be performed; external factors such as customer behavior and potential regulatory outcomes; and the performance of subcontractors, among other variables.

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

Contract Balances. The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of December 31, 2021, the accounts receivable balance in the balance sheet includes approximately $2.2 million of unbilled receivables. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the year ended December 31, 2021, the Company recognized revenue of $0.1 million that was included in deferred revenue at the beginning of the period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. As of December 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations was $61.8 million. The Company expects to recognize this amount as revenue within the next three years as the specific timing for satisfying the performance obligations is subjective and outside the Company’s control.

Leases

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”).

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

The Company determines if an arrangement is a lease at inception. Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs are recorded as an expense on a straight-line basis over the lease term. Operating leases with terms greater than one year result in a lease liability recorded in other liabilities with a corresponding right-of-use ("ROU") asset recorded in property, plant and equipment.

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

Research and Development

Research and development expenses include costs directly and indirectly attributable to the conduct of research and development programs, and performance pursuant to certain customer contracts, including employee related costs, materials, supplies, depreciation on and maintenance of equipment, the cost of services provided by outside contractors, including services related to the Company’s clinical trials and facility costs, such as rent, utilities, and general support services. All costs associated with research and development are expensed as incurred. Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred.

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

Share-based Compensation

Stock-based compensation expense for all share-based payment awards made to employees and directors is determined on the grant date; for option awards, fair value was estimated using the Black-Scholes model. These compensation costs are recognized net of an estimated forfeiture rate over the requisite service periods of the awards. Forfeitures are estimated on the date of the respective grant and revised if actual or expected forfeiture activity differs from original estimates.

The fair value of cash-settled restricted stock unit ("RSU") awards is determined by the value of our common stock and is recognized based on the portion of the requisite service period satisfied as of each valuation date. The fair valuation of the cash-settled awards changes based on changes in our common stock price. The portion of cash-settled RSUs that is recognized based on service period is reflected in accrued expenses and other current liabilities in our consolidated balance sheet. Increases (or decreases) in accrued expenses result in adjustments to earnings for the associated valuation updates.

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

Earnings (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, assuming potentially dilutive common shares from option exercises, RSUs, warrants and other incentives had been issued and any proceeds received in respect thereof were used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock is the sum of the amount to be paid to the Company upon exercise of options and warrants and the amount of compensation cost attributed to future services not yet recognized.

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

There were no transfers between levels of the fair value hierarchy during 2021 or 2020. As of December 31, 2021 and  December 31, 2020, the Company had approximately $0.1 million and $0.1 million, respectively, of cash and cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of December 31, 2021 or December 31, 2020.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2020	$6,639,211
Decrease in fair value of warrant liability	(117,770)
Exercise of warrants	—
Warrant liability at December 31, 2021	$6,521,441

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, as part of its initiative to reduce complexity in accounting standards. The amendments in the ASU are effective for fiscal years beginning after December 15, 2020, including interim periods therein. The adoption of this standard in the first quarter of 2021 had no impact on the consolidated financial statements.

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2021, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $239.7 million of payments are related to exercised options and up to approximately $311.1 million of payments are currently specified as unexercised options. The $239.7 million of payments related to exercised options includes an option exercised on September 7, 2021 for the manufacture and delivery of approximately $112.6 million of oral TPOXX®. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2021, the Company has received $11.1 million for the successful delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS and $13.8 million for other base period activities. IV BDS is expected to be used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS has been recorded as deferred revenue as of  December 31, 2021 and December 31, 2020; such amount is expected to be recognized as revenue when IV TPOXX® containing such IV BDS is delivered to the Strategic Stockpile or placed in vendor-managed inventory.

The options that have been exercised to date provide for payments up to approximately $239.7 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2021, the Company has delivered approximately $225.1 million (including the value of raw materials) of oral TPOXX® to the Strategic Stockpile, of which approximately $112.5 million was delivered in 2021 (including approximately $79.7 million of oral TPOXX® that was delivered and invoiced in December 2021, for which full payment was received in January 2022); and $7.3 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the years ended December 31, 2021 and 2020, the Company recognized revenues of $4.8 million and $7.5 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery and therefore at a point in time for the years ended December 31, 2021 and 2020, was $112.5 million and $112.6 million, respectively.

1C BARDA Contract (2011 BARDA Contract)

On May 13, 2011, the Company signed a contract with BARDA ("1C BARDA Contract" or "2011 BARDA Contract") pursuant to which BARDA agreed to buy from the Company 1.7 million courses of oral TPOXX®, as well as provide development funding for certain activities.

The 1C BARDA Contract specifies approximately $508.4 million of payments, of which, as of December 31, 2021, $459.8 million had been received by the Company for the manufacture and delivery of oral TPOXX® and $45.9 million had been received for certain reimbursements in connection with development and supportive activities. Approximately $2.7 million remains eligible to be received in the future for reimbursements of development and supportive activities.

The 1C BARDA Contract expires in December 2024.

Remaining performance obligations under the 1C BARDA Contract generate revenue over time. For the years ended December 31, 2021 and 2020, the Company recognized revenue of $0.2 million and $0.2 million, respectively, on an over time basis. In contrast, no revenue was recognized for product delivery and supportive services and therefore at a point in time for the year ended December 31, 2021.  Revenue recognized for product delivery and supportive services and therefore at a point in time for the year ended December 31, 2020, was $0.4 million.

International Procurement Contracts

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian Medical Technologies, Inc. (“Meridian”) (the “Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In January 2022, PHAC published a proposed amendment in which total procurement of oral TPOXX® under the Contract would be increased to an amount of up to $38 million, with firm commitments for the cumulative purchase of approximately $23 million of oral TPOXX® by March 31, 2023; the remaining courses under the Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC. As of December 31, 2021, approximately $10 million of oral TPOXX® courses had been delivered to and accepted by PHAC. Such courses were delivered in the first six months of 2021.

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND will purchase up to approximately $14 million of oral TPOXX® over four years. In the second quarter 2020, CDND purchased approximately $2 million of oral TPOXX®. In the third quarter of 2021, CDND purchased another approximately $2 million of oral TPOXX® courses. The remaining purchases are at the option of the CDND. Meridian is the CDND's counterparty under the Canadian Military Contract, and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the year ended December 31, 2021, the Company recognized $12.7 million of revenue for deliveries to PHAC and CDND. During the year ended  December 31, 2020, the Company recognized $2.3 million of revenue for delivery to CDND.

Research Agreements and Grants

The Company has an R&D program for IV TPOXX®. This program is funded by the 19C BARDA Contract and a separate development contract with BARDA ("IV Formulation R&D Contract"). The IV Formulation R&D Contract has a period of performance that terminates in February 2024. As of December 31, 2021, the IV Formulation R&D Contract provided for future aggregate research and development funding of up to approximately $0.5 million. Revenues in connection with the IV Formulation R&D Contract are recognized over time. For the years ended December 31, 2021 and 2020, the Company recognized revenue of $0.8 million and $1.4 million, respectively, under this contract.

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the U.S. Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $26 million. The period of performance for this contract, as modified, terminates on April 30, 2024. As of December 31, 2021, the PEP Label Expansion R&D Contract provided for future aggregate research and development funding under the award, as modified, of up to $23.3 million. For the years ended December 31, 2021 and 2020, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $2.5 million and $0.3 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory consisted of the following:

	As of
	December 31, 2021	December 31, 2020
Raw materials	$22,047	$2,628,153
Work in-process	17,453,358	15,415,425
Finished goods	2,034,974	2,221,941
Inventory	$19,510,379	$20,265,519

For the year ended December 31, 2021, cost of goods sold included a net inventory-related loss of $0.6 million. This loss related to a $0.9 million inventory write-down, partially offset by credits received from contract manufacturing organizations ("CMOs") in connection with the inventory write-down.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2021	December 31, 2020
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	511,062	532,125
Furniture and fixtures	377,859	377,859
Operating lease right-of-use asset	3,678,647	2,944,932
	6,987,596	6,274,944
Less-accumulated depreciation	(4,621,639)	(4,170,954)
Property, plant and equipment, net	$2,365,957	$2,103,990

Depreciation and amortization expense on property, plant, and equipment was $0.5 million for each of the years ended December 31, 2021, 2020, and 2019.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2021	December 31, 2020
Deferred revenue	$3,764,696	$3,280,947
Compensation	2,811,700	2,933,738
Other	558,362	486,158
Professional fees	527,026	251,824
Inventory	488,081	150,349
Lease liability, current portion	466,830	449,940
Vacation	379,720	405,176
Research and development vendor costs	256,397	327,606
Accrued expenses and other current liabilities	$9,252,812	$8,285,738

7. Debt

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	Year Ended December 31,
	2021	2020	2019
Net income (loss) for basic earnings per share	$69,450,766	$56,342,010	$(7,241,147)
Less: Change in fair value of warrants	117,770	—	5,091,256
Net income (loss), adjusted for change in fair value of warrants for diluted earnings per share	$69,332,996	$56,342,010	$(12,332,403)
Weighted-average shares	75,322,194	79,259,000	81,031,254
Effect of potential common shares	1,080,522	178,306	1,143,769
Weighted-average shares: diluted	76,402,716	79,437,306	82,175,023
Earnings (loss) per share: basic	$0.92	$0.71	$(0.09)
Earnings (loss) per share: diluted	$0.91	$0.71	$(0.15)

For the year ended December 31, 2021, the diluted earnings per share calculation reflects the effect of the assumed exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. Weighted-average diluted shares include the dilutive effect of in-the-money options and warrants, unvested restricted stock and unreleased RSUs. The dilutive effect of warrants and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the year ended December 31, 2021 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of the warrants, would have been anti-dilutive. For the year ended December 31, 2021, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share was 29,873.

For the year ended December 31, 2020, diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock and unreleased RSUs. The dilutive effect of options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Warrants were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the year ended December 31, 2020 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of the warrants, would have been anti-dilutive. For the year ended December 31, 2020, the weighted average number of shares under the warrant excluded from the calculation of diluted earnings per share was 1,124,585.

The Company incurred losses for the year ended December 31, 2019 and as a result, for such year the equity instruments listed below were excluded from the calculation of diluted earnings (loss) per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consisted of:

Year Ended December 31,
2019
Stock Options	340,284
Stock-Settled Stock Appreciation Rights	1,666
Restricted Stock Units	525,741

9. Financial Instruments

2016 Warrant

On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 7 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering completed on November 16, 2016. The subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. During the year ended December 31, 2021, no shares on the warrant were exercised. During the year ended December 31, 2020, 0.5 million shares on the warrant were exercised. Subsequent to partial exercises of the Warrant, there are approximately 1.0 million shares underlying the Warrant as of December 31, 2021. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance.

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

On September 2, 2016, the issuance date of the Warrant, the fair value of the liability-classified Warrant was $5.8 million. The Company applied a Monte Carlo Simulation-model to calculate the fair value of the Warrant and compared the Monte Carlo simulation model calculation to a Black-Scholes model calculation as of December 31, 2016. These models generated substantially equivalent fair values for the Warrant. As such, the Company utilized a Black-Scholes model at December 31, 2021 and 2020 to determine the fair value of the Warrant.

As of December 31, 2021, the fair value of the Warrant was $6.5 million. A Black Scholes model was applied to calculate the fair value of the Warrant using the following assumptions: risk free interest rate of 1.21%; no dividend yield; an expected life of 4.7 years; and a volatility factor of 55%.

As of December 31, 2020, the fair value of the Warrant was $6.6 million. A Black Scholes model was applied to calculate the fair value of the Warrant using the following assumptions: risk free interest rate of 0.46%; no dividend yield; an expected life of 5.7 years; and a volatility factor of 80%.

At December 31, 2021, pursuant to the Warrant agreement, there were no conditions under which current assets would have been required to satisfy the Warrant obligation.

10. Stockholders’ Equity

On December 31, 2021, the Company’s authorized share capital consisted of 620,000,000 shares, of which 600,000,000 are designated common shares and 20,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2021 and 2020, no preferred shares were outstanding or issued.

On March 5, 2020, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase, from time to time, up to an aggregate of $50 million of the Company’s common stock through December 31, 2021. During the year ended December 31, 2021, the Company repurchased 3.2 million shares of common stock for approximately $21.5 million under this program. This program has been fulfilled with the maximum amount being used to repurchase shares.

On August 2, 2021, the Company's Board of Directors authorized an additional share repurchase program ("New Repurchase Authorization") under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the New Repurchase Authorization may be made from time to time at the Company's discretion in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company's management in accordance with Rule 10b5-1 under the Exchange Act or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors, including: timing of exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities. During the year ended  December 31, 2021, 0.6 million shares of common stock have been repurchased under the New Repurchase Authorization for approximately $4.5 million.

11. Stock Compensation Plans

The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) was initially adopted in May 2010. The 2010 Plan provided for the issuance of stock options, restricted stock and unrestricted stock with respect to an aggregate of 2,000,000 shares of the Company’s common stock to employees, consultants and outside directors of the Company. On May 17, 2011, the 2010 Plan was amended to provide for the issuance of RSUs and on February 2, 2012, the 2010 Plan was amended to provide for the issuance of stock-settled stock appreciation rights ("SSARs"). Effective April 25, 2012 and May 23, 2017, the 2010 Plan was amended to increase the maximum number of shares of common stock available for issuance to an aggregate of 4,500,000 shares and 8,500,000 shares, respectively. The vesting period for awards granted under the 2010 Plan is determined by the Compensation Committee of the Board of Directors. The Compensation Committee also determines the expiration date of each equity award; however, stock options  may not be exercisable more than ten years after the date of grant as the maximum term of equity awards issued under the 2010 Plan is ten years.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense, including stock options and RSUs, of approximately $1.3 million, $1.4 million and $2.1 million, respectively.

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

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Number of	Exercise	Remaining Life	Value
	Options	Price	(in years)	(in thousands)
Outstanding at January 1, 2021	253,000	$9.78
Granted	50,000	6.57
Exercised	—	—
Canceled/Expired	(153,000)	12.53
Outstanding at December 31, 2021	150,000	$5.90	8.18	$243,000
Vested at December 31, 2021	150,000	$5.90	8.18	$243,000
Exercisable at December 31, 2021	150,000	$5.90	8.18	$243,000

As of December 31, 2021, there is no remaining unrecognized stock-based compensation cost related to stock options expected to be recognized. The total fair value of stock options which vested during the years ended December 31, 2021 and 2020 was approximately $258,000 and $383,000, respectively.

There were no stock options exercised during the year ended December 31, 2021. The total intrinsic value of stock options exercised was approximately $87,000 and $76,000 for the years ended December 31, 2020 and December 31, 2019, respectively. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

Restricted Stock Awards/Restricted Stock Units

RSUs awarded to employees vest in equal annual installments over a two or three-year period and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

		Weighted
		Average
	Number of	Grant-Date
	RSUs	Fair Value
Outstanding at January 1, 2021	167,416	$5.86
Granted (1)	324,793	6.95
Vested and released	(162,876)	5.82
Canceled/Expired	—	—
Outstanding at December 31, 2021 (1)	329,333	$6.95

(1) includes 54,792 awards which are expected to be settled in cash.

As of December 31, 2021, $1.4 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 0.9 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2021, 2020 and 2019 was $6.95, $5.95 and $5.84 per share, respectively. Based on the grant date, the total fair value of restricted stock and restricted stock units vested and released during the years ended December 31, 2021, 2020 and 2019 was approximately $0.9 million, $1.0 million and $1.6 million, respectively.

12. Income Taxes

The Company's provision (benefit) for income taxes comprises the following:

	For the year ended December 31,
	2021	2020	2019
Current:
Federal	$19,211,782	$5,111,667	$(663,114)
State and local	513,753	447,965	143,455
Foreign	13,994	—	—
Total current provision (benefit)	19,739,529	5,559,632	(519,659)
Deferred:
Federal	89,947	11,375,962	(2,092,585)
State and local	31,499	230,987	(325,032)
Foreign	—	—	—
Total deferred provision (benefit)	121,446	11,606,949	(2,417,617)
Total provision (benefit)	$19,860,975	$17,166,581	$(2,937,276)

The Company’s deferred tax assets and liabilities comprise the following:

	As of December 31,
	2021	2020(1)
Deferred income tax assets:
Net operating losses	$1,293,912	$1,293,842
Inventory	184,046	224,656
Reserves and accruals	741,684	725,875
Amortization of intangible assets	50,107	80,930
Share-based compensation	280,396	398,165
Deferred revenue	702,617	709,480
Lease liability	570,446	520,830
Other	267,050	191,174
Deferred income tax assets	4,090,258	4,144,952
Less: valuation allowance	(1,022,191)	(1,022,135)
Deferred income tax assets, net of valuation allowance	$3,068,067	$3,122,817
Deferred income tax liabilities:
Amortization of goodwill	(197,245)	(199,172)
Property, plant and equipment	(156,289)	(81,065)
Other	(291,926)	(298,527)
Deferred income tax asset, net	$2,422,607	$2,544,053

(1) Certain prior year amounts were reclassed to conform with current year presentation.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which is inherently uncertain. The Company assesses all available positive and negative evidence to determine if its existing deferred tax assets are realizable on a more-likely-than-not basis. In making such assessment, the Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on the Company's generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences. As of December 31, 2021, the Company has a valuation allowance on certain state and local net operating losses which the Company determined were not realizable on a more-likely-than-not basis. The Company's valuation allowance did not change materially from prior years.

The benefit for income taxes differs from the expected amount calculated by applying the Company's statutory rate to the income or loss before benefit for income taxes as follows:

	As of December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local taxes	0.5%	0.7%	1.3%
Change in fair value of common stock warrant	—	1.0%	10.5%
Section 162(m) limitation	0.5%	0.5%	(6.0)%
Other	0.2%	0.2%	2.1%
Effective tax rate	22.2%	23.4%	28.9%

For the year ended December 31, 2021, the Company’s effective tax rate differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m) and state and local taxes. For the year ended December 31, 2020, the Company's effective tax rate differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), a non-taxable adjustment for the fair market value of the Warrant, and state and local taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the year ended December 31,
	2021	2020	2019
Balance at beginning of year	$5,591,587	$5,649,188	$5,738,964
Tax positions related to the current and prior years:
Additions	11,000	—	—
Reductions	—	(57,601)	(89,776)
Settlements	—	—	—
Lapses in applicable statutes of limitation	—	—	—
Balance at the end of the year	$5,602,587	$5,591,587	$5,649,188

Included in the balance of unrecognized tax benefits as of December 31, 2021, are potential benefits of $5.6 million that, if recognized, would affect the effective tax rate. For the years ended  December 31, 2021 and December 31, 2020, interest and penalties on unrecognized tax benefits were $95,000 and $65,000, respectively. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease within twelve months from December 31, 2021.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The federal tax years open to examination are 2018 to 2021. The Company's state and local tax years that are open to tax examination are generally 2017 to 2021.

13. Commitments and Contingencies

Operating lease commitments

The Company leases its Corvallis, Oregon, facilities and office space under an operating lease which was signed on November 3, 2017 and commenced on January 1, 2018. The initial term of this lease was to expire on December 31, 2019, after which the Company had two successive renewal options; one for two years and the other for three years. In the second quarter of 2019, the Company exercised the first renewal option, which extended the lease expiration date to December 31, 2021. In the second quarter of 2021, the Company exercised the second renewal option, which extended the lease expiration date to December 31, 2024. In connection with the exercise of the second renewal option, the Company recorded an increase to operating lease right-of-use assets and operating lease liabilities of approximately $0.7 million in the second quarter 2021. The Company had a lease for the same location prior to this lease. On May 26, 2017 the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year office lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.6 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.6 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the weighted-average remaining lease term of the Company’s operating leases was 4.6 years while the weighted-average discount rate was 4.53%.

The following is a maturity analysis of the Company's lease liabilities as of December 31, 2021:

2022	577,473
2023	669,048
2024	678,627
2025	406,994
2026	409,971
Thereafter	165,916
Total undiscounted cash flows under operating leases	2,908,029
Less: Imputed interest	(309,991)
Present value of lease liabilities	$2,598,038

As of December 31, 2021, approximately $2.1 million of the lease liability is included in Other liabilities on the consolidated balance sheet with the current portion included in accrued expenses.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of December 31, 2021, the Company has approximately $20.1 million of purchase commitments associated with manufacturing obligations.

14. Related Party Transactions

Board of Directors and Outside Counsel

A former member of the Company’s Board of Directors who did not stand for re-election at the Company's 2021 annual meeting of stockholders is a partner at a law firm used by the Company. During the years ended December 31, 2021, 2020 and 2019, the Company incurred expenses of approximately $0.1 million, $0.5 million and $0.5 million respectively, related to services provided by the outside counsel. The Company had no outstanding payables or accrued expenses related to services performed by the outside counsel as of December 31, 2021.

Real Estate Leases

On May 26, 2017, the Company and M&F Incorporated entered into the New HQ Lease, pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the year ended December 31, 2021, the Company paid $0.3 million of expenses associated with this lease.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 in accordance with the framework on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

With the exception of the information incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders ("2022 Proxy Statement") in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2022 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10. Directors, Executive Officers, and Corporate Governance

The information concerning our directors required by this Item is incorporated by reference to the sub-section titled “Proposals to be Voted on at the Meeting – Proposal 1: Election of Directors” in our 2022 Proxy Statement.

The information concerning our executive officers required by this Item is incorporated by reference to the sub-section titled "Management – Executive Officers" in our 2022 Proxy Statement.

The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled "Board of Directors – Committees of the Board of Directors" in our 2022 Proxy Statement.

The information concerning our Code of Ethics and Business Conduct for senior management required by this Item is incorporated by reference to the sub-section titled "Board of Directors - Code of Ethics" in our 2022 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections titled "Compensation Committee Report" and "Compensation Discussion and Analysis" in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in our 2022 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Stock Units (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Restricted Stock Units	Number of Securities Available for Future Issuance under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	479,333	$6.62	4,318,050
Equity compensation plans not approved by security holders	—	—	—
Total	479,333	$6.62	4,318,050

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section titled "Transactions with Related Parties" in our 2022 Proxy Statement.

The information required by this Item concerning director independence is incorporated by reference to the sub-section titled "Board of Directors – Director Independence" in our 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the section titled "Fees Billed by PricewaterhouseCoopers, LLP" in our 2022 Proxy Statement.

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

(a) (3). Exhibits.

The following is a list of exhibits:

Exhibit No.	Description
3(a)	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).

3(b)	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 15, 2021).

4(a)	Form of Common Stock Certificate (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(b)

Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 5, 2020).

10(a)	Securities Purchase Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 18, 2003).

10(b)	Letter Agreement, dated October 8, 2003, among the Company, MacAndrews & Forbes Holdings Inc. and TransTech Pharma, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 9, 2003).

10(c)

Contract, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 17, 2011).

10(d)

Amendment of Solicitation/Modification of Contract, dated as of June 24, 2011, to Agreement dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 28, 2011).

10(e)	Director Compensation Program, effective April 8, 2021 (incorporated by reference to the Definitive Proxy Statement on Form DEF 14A of the Company filed on April 27, 2021).*

10(f)

Amendment of Solicitation/Modification of Contract, dated as of September 28, 2011, to Agreement dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2012).

10(g)

Amendment of Solicitation/Modification of Contract, dated as of October 7, 2011, to Agreement dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2012).

10(h)

Amendment of Solicitation/Modification of Contract, dated as of January 25, 2012, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2012).

10(i)

Amendment of Solicitation/Modification of Contract, dated as of February 7, 2012, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2012).

10(j)

Amendment of Solicitation/Modification of Contract, dated as of December 19, 2012, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 6, 2013).

10(k)

Amendment of Solicitation/Modification of Contract, dated as of February 28, 2013, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 10, 2014).

10(l)

Amendment of Solicitation/Modification of Contract, dated as of April 9, 2013, to Agreement, dated as of May 13, 2011, between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 10, 2014).

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

10(p)

Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Daniel J. Luckshire (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).*

10(q)

Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).*

10(r)

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

10(t)	Employment Agreement, dated as of October 13, 2016, between SIGA and Phillip Louis Gomez, III (incorporated by reference to the Current Report on Form 8-K of the Company filed on October 13, 2016).*

10(u)

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

10(v)

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

10(y)	Commercial Lease Agreement for Corvallis, Oregon dated November 3, 2017 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2017).

10(z)

Amendment of Solicitation/Modification of Contract 0015, dated July 30, 2018, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 1, 2018).

10(aa)

Addendum, dated August 10, 2018, to Second Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 10, 2018).*

10(bb)

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

10(cc)

Amendment of Solicitation/Modification of Contract 0016, dated September 21, 2018, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 6, 2018).

10(dd)

Amendment of Solicitation/Modification of Contract 0017, dated September 28, 2018, to Agreement, dated May 13, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 6, 2018).

10(ee)

Amendment of Solicitation/Modification of Contract 0018, dated September 28, 2018 to Agreement, dated June 1, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 6, 2018).

10(ff)

Commercial Manufacturing Agreement, dated October 1, 2018, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 6, 2019).

10(gg)

Amendment of Solicitation/Modification of Contract 0001, dated February 21, 2019, to Agreement, dated September 10, 2018, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 6, 2019).

10(hh)

Amendment of Solicitation/Modification of Contract 0002, dated May 17, 2019, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K) (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 20, 2019).

10(ii)

Amendment of Solicitation/Modification of Contract 0019, dated May 22, 2019, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2019).

10(jj)

Promotion Agreement, dated May 31, 2019, by and between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc. (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K) (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 3, 2019).

10(kk)

Amendment of Solicitation/Modification of Contract 0003, dated September 9, 2019, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2019).

10(ll)

Amendment of Solicitation/Modification of Contract 0020, dated November 19, 2019, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 5, 2020).

10(mm)

Amendment of Solicitation/Modification of Contract 0018, dated November 19, 2019, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 5, 2020).

10(nn)	Amendment of Solicitation/Modification of Contract 0004, dated February 4, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 6, 2020).

10(oo)	Amendment of Solicitation/Modification of Contract 0005, dated April 29, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020).

10(pp)	Amendment of Solicitation/Modification of Contract 00021, dated July 2, 2020, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2020).

10(qq)	Amendment of Solicitation/Modification of Contract 00019, dated July 20, 2020, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2020).

10(rr)	Third Amended and Restated Employment Agreement, dated January 20, 2021, between SIGA Technologies, Inc. and Robin E. Abrams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 22, 2021).*

10(ss)	Amendment of Solicitation/Modification of Contract 0007, dated September 8, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2021).

10(tt)	Amendment of Solicitation/Modification of Contract 00006, dated April 29, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K).

10(uu)	Amendment of Solicitation/Modification of Contract 00008, dated December 9, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.

10(vv)	Amendment of Solicitation/Modification of Contract 00020, dated November 8, 2021, to Agreement, dated May 13, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.

10(ww)	Amendment of Solicitation/Modification of Contract 00022, dated November 8, 2021, to Agreement, dated June 1, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline Taxonomy Extension Schema Document

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline Taxonomy Extension Labels Linkbase Document

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 3, 2022	By:	/s/ Phillip L. Gomez, Ph.D.
Phillip L. Gomez, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Phillip L. Gomez, Ph.D.		March 3, 2022
Phillip L. Gomez, Ph.D.	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 3, 2022
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ James J. Antal
James J. Antal	Director	March 3, 2022

/s/ Jaymie Durnan
Jaymie Durnan	Director	March 3, 2022

/s/ Julie M. Kane
Julie M. Kane	Director	March 3, 2022

/s/ Joseph Marshall
Joseph Marshall	Director	March 3, 2022

/s/ Gary J. Nabel
Gary J. Nabel	Director	March 3, 2022

/s/ Julian Nemirovsky
Julian Nemirovsky	Director	March 3, 2022

/s/ Holly L. Phillips
Holly L. Phillips	Director	March 3, 2022

/s/ Michael Plansky
Michael Plansky	Director	March 3, 2022