Form 10-Q
period 2022-03-31
SIGA TECHNOLOGIES INC
filed 2022-05-05
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
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

As of April 18, 2022, the registrant had outstanding 72,406,667 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$153,259,914	$103,138,819
Accounts receivable	5,338,900	83,650,450
Inventory	16,277,501	19,510,379
Prepaid expenses and other current assets	2,232,989	2,453,444
Total current assets	177,109,304	208,753,092

Property, plant and equipment, net	2,238,431	2,365,957
Deferred income taxes, net	4,035,141	2,422,607
Goodwill	898,334	898,334
Other assets	265,433	286,585
Total assets	$184,546,643	$214,726,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,778,359	$2,028,004
Accrued expenses and other current liabilities	4,653,420	9,252,812
Income tax payable	808,771	19,207,042
Total current liabilities	7,240,550	30,487,858

Warrant liability	6,170,337	6,521,441
Other liabilities	3,398,960	3,402,869
Total liabilities	16,809,847	40,412,168
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 72,566,367 and 73,543,602, issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	7,256	7,354
Additional paid-in capital	226,426,529	226,070,308
Accumulated deficit	(58,696,989)	(51,763,255)
Total stockholders’ equity	167,736,796	174,314,407
Total liabilities and stockholders’ equity	$184,546,643	$214,726,575

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Revenues
Product sales and supportive services	$7,320,872	$3,523,343
Research and development	3,218,427	1,290,401
Total revenues	10,539,299	4,813,744

Operating expenses
Cost of sales and supportive services	4,720,116	250,848
Selling, general and administrative	3,518,030	4,056,184
Research and development	3,546,776	2,302,785
Patent expenses	193,258	193,334
Total operating expenses	11,978,180	6,803,151
Operating loss	(1,438,881)	(1,989,407)
Gain from change in fair value of warrant liability	351,104	918,801
Other income, net	23,322	25,568
Loss before income taxes	(1,064,455)	(1,045,038)
Benefit for income taxes	703,406	232,933
Net and comprehensive loss	$(361,049)	$(812,105)
Basic loss per share	$(0.00)	$(0.01)
Diluted loss per share	$(0.01)	$(0.02)
Weighted average shares outstanding: basic	73,070,565	76,757,010
Weighted average shares outstanding: diluted	73,883,058	77,572,587

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(361,049)	$(812,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	127,526	130,826
Gain on change in fair value of warrant liability	(351,104)	(918,801)
Stock-based compensation	368,754	246,412
Write down of inventory, net	135,471	—
Deferred income taxes, net	(1,612,534)	(28,541)
Changes in assets and liabilities:
Accounts receivable	78,311,550	(660,996)
Inventory	3,097,407	(144,852)
Prepaid expenses and other assets	241,607	419,395
Accounts payable, accrued expenses and other liabilities	(1,881,714)	(3,330,241)
Income tax payable	(18,398,271)	—
Deferred revenue	(2,971,232)	292,591
Net cash provided by/(used in) operating activities	56,706,411	(4,806,312)
Cash flows from investing activities:
Capital expenditures	—	(13,724)
Cash used in investing activities	—	(13,724)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(12,533)	(13,361)
Repurchase of common stock	(6,572,783)	(6,529,348)
Cash used in financing activities	(6,585,316)	(6,542,709)
Net increase/(decrease) in cash, cash equivalents and restricted cash	50,121,095	(11,362,745)
Cash, cash equivalents and restricted cash at the beginning of period	103,138,819	117,890,240
Cash and cash equivalents at end of period	$153,259,914	$106,527,495

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company's 2021 Annual Report on Form 10-K filed on March 3, 2022 (the "2021 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2021 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2021 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

All of the Company’s revenue is derived from long-term contracts that span multiple years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of March 31, 2022, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: five performance obligations relate to research and development services; three relate to manufacture and delivery of product; and one is associated with storage of product. The aggregate amount of the transaction price allocated to remaining performance obligations was $59.9 million as of March 31, 2022. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. The Company expects to recognize this amount as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and largely outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  March 31, 2022, the accounts receivable balance in the condensed balance sheet includes approximately $1.3 million of unbilled receivables. This amount includes net proceeds (net of Meridian (as defined below) fee) from international sales, which are billed and collected by Meridian and paid to SIGA. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and general and administrative costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the three months ended March 31, 2022, the Company recognized $2.9 million of revenue that was included in deferred revenue at the beginning of the period.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of March 31, 2022, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $239.7 million of payments are related to exercised options and up to approximately $311.1 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2022, the Company has received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $1.1 million for the delivery of IV FDP to the Strategic Stockpile and $14.3 million for other base period activities. IV BDS is being used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during the quarter ended March 31, 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to the Strategic Stockpile. As of March 31, 2022, there is a receivable of $3.2 million in connection with the delivery of IV FDP in the first quarter of 2022.

The options that have been exercised to date provide for payments up to approximately $239.7 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2022, the Company has delivered approximately $225.1 million (including the value of raw materials) of oral TPOXX® to the Strategic Stockpile, of which approximately $112.5 million was delivered in 2021; and $7.5 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended March 31, 2022 and 2021, the Company recognized revenues of $0.7 million and $0.8 million, respectively, on an over time basis. Revenue recognized for product delivery, and therefore at a point in time, for the three months ended March 31, 2022 was $7.2 million. In contrast, no revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for the three months ended March 31, 2021.

International Procurement Contracts

On March 30, 2022, a contract (the "Contract") was awarded to Meridian Medical Technologies, Inc. ("Meridian") by an international jurisdiction under which procurement of approximately $2.8 million of oral TPOXX® courses was ordered. The Company expects to deliver oral TPOXX® under this order in 2022.

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian (the “PHAC Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In March 2022, PHAC executed an amendment in which total procurement of oral TPOXX® under the PHAC Contract was increased to an amount of up to $38 million, including an order for approximately $13 million of oral TPOXX® that is targeted for delivery in 2022. As of March 31, 2022, approximately $10 million of oral TPOXX® courses had been delivered to and accepted by PHAC in the first six months of 2021. Following delivery under the outstanding order, the remaining $15 million of courses under the PHAC Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC.

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND would purchase up to approximately $14 million of oral TPOXX® over four years. In the second quarter of 2020, CDND purchased approximately $2 million of oral TPOXX®. In the third quarter of 2021, CDND purchased another approximately $2 million of oral TPOXX® courses. The remaining purchases are at the option of the CDND.

The above-listed contract awards were coordinated between SIGA and Meridian under the international promotion agreement (as amended, the "International Promotion Agreement") that was entered into by the parties on June 3, 2019. Under the International Promotion Agreement, Meridian is the counterparty in connection with international contracts for oral TPOXX® and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the three months ended March 31, 2022, the Company did not recognize revenues related to international contracts. During the three months ended March 31, 2021, the Company recognized $3.4 million of revenue for delivery to PHAC.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the U.S. Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $26 million. The period of performance for this contract, as modified, terminates on April 30, 2024. As of March 31, 2022, the PEP Label Expansion R&D Contract provided for future aggregate research and development funding under the award, as modified, of up to $21.9 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended March 31, 2022 and 2021, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $2.3 million and $0.1 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Raw materials	$22,047	$22,047
Work in-process	14,720,449	17,453,358
Finished goods	1,535,005	2,034,974
Inventory	$16,277,501	$19,510,379

For the three months ended March 31, 2022, cost of goods sold included a net inventory-related loss of $0.1 million. This loss related to a $0.2 million inventory write-down, partially offset by a credit from a contract manufacturing organization ("CMO") in connection with the inventory write-down.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	473,386	511,062
Furniture and fixtures	377,859	377,859
Operating lease right-of-use assets	3,678,647	3,678,647
	6,949,920	6,987,596
Less - accumulated depreciation and amortization	(4,711,489)	(4,621,639)
Property, plant and equipment, net	$2,238,431	$2,365,957

Depreciation and amortization expense on property, plant, and equipment was $0.1 million for each of the three months ended March 31, 2022 and 2021.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Research and development vendor costs	$868,837	$256,397
Deferred revenue	793,464	3,764,696
Other	753,540	558,362
Compensation	716,680	2,811,700
Lease liability, current portion	486,752	466,830
Professional fees	457,206	527,026
Vacation	446,873	379,720
Inventory	130,068	488,081
Accrued expenses and other current liabilities	$4,653,420	$9,252,812

7. Financial Instruments

2016 Warrant

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”). The Company voluntarily prepaid this Loan Agreement in 2020. Upon such prepayment and release, the Loan Agreement was terminated. In connection with the entry into the Loan Agreement, the Company issued a warrant (the “Warrant”) to the Lender on September 2, 2016 to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Taking into account partial exercises of the Warrant, there were approximately 1.0 million shares underlying the outstanding Warrant as of March 31, 2022.

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

Under the terms of the Warrant, in the event of a declaration of a cash dividend, the Lender is entitled to receive a cash payment that is equivalent to the dividend that would have been received if the Warrant had been fully exercised immediately prior to the dividend record date.

As of March 31, 2022, the fair value of the Warrant was $6.2 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk free interest rate of 2.43%; no dividend yield; an expected life of 4.4 years; and a volatility factor of 60%.

As of December 31, 2021, the fair value of the Warrant was $6.5 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk free interest rate of 1.21%; no dividend yield; an expected life of 4.7 years; and a volatility factor of 55%.

8. Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and income tax payable approximates fair value due to the relatively short maturity of these instruments. Common stock warrants, which are classified as a liability, are recorded at their fair market value as of each reporting period.

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

The Company uses model-derived valuations where certain inputs are unobservable to third parties to determine the fair value of certain common stock warrants on a recurring basis and classifies such liability-classified warrants in Level 3. As described in Note 7, the fair value of the liability classified warrant was $6.2 million at March 31, 2022.

There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2022. As of each of  March 31, 2022 and December 31, 2021, the Company had approximately $0.1 million of cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of March 31, 2022.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2021	$6,521,441
Decrease in fair value of warrant liability	(351,104)
Exercise of warrants	—
Warrant liability at March 31, 2022	$6,170,337

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended March 31,
	2022	2021
Net loss for basic earnings per share	$(361,049)	$(812,105)
Less: Gain from change in fair value of warrants	351,104	918,801
Net loss, adjusted for change in fair value of warrants for diluted earnings per share	$(712,153)	$(1,730,906)
Weighted-average shares	73,070,565	76,757,010
Effect of potential common shares	812,493	815,577
Weighted-average shares: diluted	73,883,058	77,572,587
Loss per share: basic	$(0.00)	$(0.01)
Loss per share: diluted	$(0.01)	$(0.02)

For the three months ended March 31, 2022 and 2021, the Company incurred losses and as a result, the equity instruments listed below were excluded from the calculation of diluted loss per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three Months Ended March 31,
	2022	2021
Warrants	—	—
Stock options	150,000	186,191
Restricted stock units (1)	325,903	163,946

(1) For the three months ended March 31, 2022, this includes 54,792 units which are expected to settle in cash.

10.Commitments and Contingencies

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of March 31, 2022, the Company had approximately $22.7 million of purchase commitments associated with manufacturing obligations.

11. Related Party Transactions

Board of Directors and Outside Counsel

A former member of the Company’s Board of Directors who did not stand for re-election at the Company's 2021 annual meeting of stockholders is a partner at a law firm used by the Company. The Company did not incur any expenses related to services provided by the outside counsel during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company incurred $0.1 million of expenses related to services provided by the outside counsel. The Company had no outstanding payables or accrued expenses related to services performed by the outside counsel as of March 31, 2022.

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated (“M&F”) entered into a ten-year Office Lease agreement (the “HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three months ended March 31, 2022, the Company paid expenses associated with this lease of $0.1 million.

12. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2022 and 2021, we incurred pre-tax losses of $1.1 million and $1.0 million, respectively, and a corresponding income tax benefit of $0.7 million and $0.2 million, respectively.

The effective tax rate for the three months ended March 31, 2022 was 66.1% compared to 22.3% for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

13. Equity

The tables below present changes in stockholders' equity for the three months ended March 31, 2022 and 2021.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2021	73,543,602	$7,354	$226,070,308	$(51,763,255)	$—	$174,314,407
Net loss		—	—	(361,049)	—	(361,049)
Repurchase of common stock	(979,802)	(98)	—	(6,572,685)	—	(6,572,783)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,973)	—	(12,533)	—	—	(12,533)
Issuance of common stock upon vesting of RSUs	4,540	—	—	—	—	—
Stock-based compensation	—	—	368,754	—	—	368,754
Balances at March 31, 2022	72,566,367	$7,256	$226,426,529	$(58,696,989)	$—	$167,736,796

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2020	77,195,704	$7,720	$224,978,430	$(95,192,881)	$—	$129,793,269
Net loss	—	—	—	(812,105)	—	(812,105)
Repurchase of common stock	(957,905)	(95)	—	(6,529,253)	—	(6,529,348)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,902)	—	(13,361)	—	—	(13,361)
Issuance of common stock upon vesting of RSUs	4,542	—	—	—	—	—
Stock-based compensation	—	—	246,412	—	—	246,412
Balances at March 31, 2021	76,240,439	$7,625	$225,211,481	$(102,534,239)	$—	$122,684,867

On August 2, 2021, the Company's Board of Directors authorized a share repurchase program ("New Repurchase Authorization") under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the New Repurchase Authorization  may be made from time to time at the Company's discretion in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company's management in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors, including: timing of exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities. During the three months ended March 31, 2022, the Company repurchased approximately 1.0 million shares of common stock under the New Repurchase Authorization for approximately $6.6 million.

Prior to the effective date of the New Repurchase Authorization, the Company repurchased shares under a program that was announced in March 2020. Under this program, $50 million of the Company's common stock was repurchased, including approximately 1.0 million shares of common stock for approximately $6.5 million that was repurchased during the three months ended March 31, 2021.

14. Leases

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

Operating lease costs totaled $0.1 million for each of the three months ended March 31, 2022 and 2021. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the weighted-average remaining lease term of the Company’s operating leases was 4.33 years while the weighted-average discount rate was 4.53%.

Future cash flows under operating leases as of March 31, 2022 are expected to be as follows:

2022	$425,980
2023	669,048
2024	678,627
2025	406,994
2026	409,971
Thereafter	165,916
Total undiscounted cash flows under leases	2,756,536
Less: Imputed interest	(280,210)
Present value of lease liabilities	$2,476,326

As of March 31, 2022, approximately $2.0 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

15. Subsequent Event

On May 5, 2022, the Board of Directors declared a special dividend of $0.45 per share on the common stock of the Company. The special dividend is payable on June 2, 2022 to shareholders of record at the close of business on May 17, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K filed on March 3, 2022 (the "2021 Form 10-K"). In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors. See the factors set forth under the heading “Safe Harbor Statement” at the end of this Item 2.

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

For the intravenous formulation of TPOXX® ("IV TPOXX®"), SIGA filed a New Drug Application ("NDA") with the FDA on April 30, 2021. Based on its review of the NDA, the FDA will decide whether to approve IV TPOXX® and whether to impose any marketing restrictions or require additional post-approval clinical studies. The Company is targeting the second quarter of 2022 for completion of this review process. There can be no assurance that any approval will be granted on a timely basis, if at all.

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

As of the filing date of this report, the Company has not identified or been notified by government customers of impediments to the continued full performance of their government contracts. With regard to day-to-day operations, the COVID-19 pandemic, and the secondary effects of the pandemic, have at times slowed the daily pace of execution of government contracts as well as new contract generation. For example, U.S. and foreign government staffs overseeing health security preparedness have been involved directly or indirectly in governmental responses to the pandemic, which has diverted government staff time that might normally have been directed toward contract matters involving SIGA. Additionally, the COVID-19 pandemic, and the secondary effects of the pandemic have increased the risk of delays in connection with a broad range of operational activities, including: supply chain procurement of raw materials and manufacturing; and certain research and development activities, such as those that involve clinical trials. While the Company does not currently expect any pandemic-related delays in such operational activities to have a material adverse impact on the financial condition of the Company or its long-term performance, the Company cannot give assurances as to the full extent of the impact at this time.

Overall, while the COVID-19 pandemic has not adversely affected the liquidity position of the Company, the pandemic has diverted foreign government staff time normally directed toward contract matters involving SIGA and has affected and could continue to affect the timing of international contract awards for oral TPOXX®. Additionally, although SIGA has completed delivery of TPOXX® courses covered by the procurement option exercised in 2021, the pandemic could result in a slower pace of future product deliveries if the pandemic results in shortages or delays in the receipt by the supply chain of raw materials or supplies. Furthermore, Executive Order 14042 by the President of the United States, which subjects federal prime contractors and subcontractors to certain vaccination requirements and other COVID-19 related safety measures, could have a material impact on the availability and/or timing of services provided to SIGA by certain vendors for supply chain activities and research and development activities. The mandate has been challenged in several cases that are currently pending, and in at least one case a preliminary nationwide injunction has barred enforcement of the mandate while the cases are being pursued. The future outcome of such litigation is uncertain, and consequently the prospective scope and enforceability of the underlying vaccine mandate as it applies to federal contractors and subcontractors, is not known at this time. If the general negative effect of the COVID-19 pandemic becomes more acute, including due to resurgences in infections or lack of vaccination, there could be material adverse effects to our business and cash flows.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of March 31, 2022, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $239.7 million of payments are related to exercised options and up to approximately $311.1 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2022, the Company has received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $1.1 million for the delivery of IV FDP to the Strategic Stockpile and $14.3 million for other base period activities. IV BDS is being used for the manufacture of 20,000 courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during the quarter ended March 31, 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to the Strategic Stockpile. As of March 31, 2022, there is a receivable of $3.2 million in connection with the delivery of IV FDP in the first quarter of 2022.

The options that have been exercised to date provide for payments up to approximately $239.7 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2022, the Company has delivered approximately $225.1 million (including the value of raw materials) of oral TPOXX® to the Strategic Stockpile, of which approximately $112.5 million was delivered in 2021; and $7.5 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the U.S. Department of Defense ("DoD") to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $26 million. The period of performance for this contract, as modified, terminates on April 30, 2024. As of March 31, 2022, the PEP Label Expansion R&D Contract provided for future aggregate research and development funding under the award, as modified, of up to $21.9 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

International Procurement Contracts

On March 30, 2022, a contract (the "Contract") was awarded to Meridian Medical Technologies, Inc. ("Meridian") by an international jurisdiction under which procurement of approximately $2.8 million of oral TPOXX® courses was ordered. The Company expects to deliver oral TPOXX® under this order in 2022.

On January 13, 2021, the Public Health Agency of Canada ("PHAC") awarded a contract to Meridian (the “PHAC Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In March 2022, PHAC executed an amendment in which total procurement of oral TPOXX® under the PHAC Contract was increased to an amount of up to $38 million, including an order for approximately $13 million of oral TPOXX® that is targeted for delivery in 2022. As of March 31, 2022, approximately $10 million of oral TPOXX® courses had been delivered to and accepted by PHAC in the first six months of 2021. Following delivery under the outstanding order, the remaining $15 million of courses under the PHAC Contract are targeted for delivery after March 31, 2023 and are subject to option exercise by PHAC.

On April 3, 2020, the Company announced that the Canadian Department of National Defence (“CDND”) awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND would purchase up to approximately $14 million of oral TPOXX® over four years. In the second quarter of 2020, CDND purchased approximately $2 million of oral TPOXX®. In the third quarter of 2021, CDND purchased another approximately $2 million of oral TPOXX® courses. The remaining purchases are at the option of the CDND.

The above-listed contract awards were coordinated between SIGA and Meridian under the international promotion agreement (as amended, the "International Promotion Agreement") that was entered into by the parties on June 3, 2019.  Under the International Promotion Agreement, Meridian is the counterparty in connection with international contracts for oral TPOXX® and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appears in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K. Our most critical accounting estimates include revenue recognition over time, the valuation of stock-based awards including options and warrants granted or issued by the Company and income taxes.

Results of Operations

Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022, revenues from product sales and supportive services were $7.3 million. Such revenues primarily relate to sales of IV TPOXX® to the U.S. Government under the 19C BARDA Contract. For the three months ended March 31, 2021, revenues from product sales and supportive services were $3.5 million. Such revenues relate to international sales of oral TPOXX®.

Revenues from research and development activities for the three months ended March 31, 2022 and 2021, were $3.2 million and $1.3 million, respectively. The increase of $1.9 million of revenue is primarily related to clinical trial activity under the PEP Label Expansion R&D Contract in connection with the PEP development program.

Cost of sales and supportive services for the three months ended March 31, 2022 and 2021 were $4.7 million and $0.3 million, respectively. Such costs in 2022 were primarily associated with the manufacture and delivery of courses of IV TPOXX® to the U.S. Government. Such costs in 2021 were associated with the manufacture and delivery of courses of oral TPOXX® in connection with international sales.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2022 and 2021 were $3.5 million and $4.1 million, respectively. The decrease of approximately $0.6 million or 13% primarily reflects promotion fees paid in connection with international sales in the three months ended March 31, 2021.

Research and development (“R&D”) expenses for the three months ended March 31, 2022 and 2021 were $3.5 million and $2.3 million, respectively, reflecting an increase of approximately $1.2 million, or 54%. The increase is primarily attributable to an increase in direct vendor-related expenses incurred to support revenues generated pursuant to the PEP Label Expansion R&D Contract.

Patent expenses were $0.2 million for each of the three months ended March 31, 2022 and 2021. These expenses reflect our ongoing efforts to protect our lead drug candidates in various geographic territories.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the statement of operations. For the three months ended March 31, 2022, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price. For the three months ended March 31, 2021, we recorded a gain of approximately $0.9 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

For the three months ended March 31, 2022 and 2021, we incurred pre-tax losses of $1.1 million and $1.0 million, respectively, and a corresponding income tax benefit of $0.7 million and $0.2 million, respectively. The effective tax rates during the three months ended March 31, 2022 and 2021 were 66.1% and 22.3%, respectively. Our effective tax rate for the periods ended March 31, 2022 and 2021 differ from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Liquidity and Capital Resources

As of March 31, 2022, we had $153.3 million in cash and cash equivalents compared with $103.1 million at December 31, 2021.

Operating Activities

We prepare our condensed consolidated statement of cash flows using the indirect method. Under this method, we reconcile net income/(loss) to cash flows from operating activities by adjusting net income/(loss) for those items that impact net income/(loss) but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to stock-based compensation, deferred income taxes, changes in the fair value of our warrant liability, inventory write offs, gains and losses from various transactions and changes in the condensed consolidated balance sheet for working capital from the beginning to the end of the period.

Net cash provided by/(used in) operating activities for the three months ended March 31, 2022 and 2021 was $56.7 million and ($4.8) million, respectively. For the three months ended March 31, 2022, the receipt of approximately $80 million for product delivery and acceptance of oral TPOXX® courses delivered to the Strategic Stockpile in December 2021 was partially offset by the payment of approximately $19 million of federal income taxes, as well as net cash usage primarily related to manufacturing of inventory and customary operating activities. For the three months ended March 31, 2021, net cash usage related to support of ordinary working capital (accounts receivable, accounts payable, inventory, and prepaids, among other items) and customary operating activity was partially offset by the receipt of cash from international sales.

Investing Activities

There was no cash-related investing activity for the three months ended March 31, 2022. For the three months ended March 31, 2021, we used cash of $13,724 for capital expenditures.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2022 was $6.6 million, which was substantially all attributable to our repurchase of approximately 1.0 million shares of common stock. Cash used in financing activities for the three months ended March 31, 2021 was $6.5 million, which was substantially all attributable to our repurchase of approximately 1.0 million shares of common stock.

Future Cash Requirements

As of March 31, 2022, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $22.7 million.

On May 5, 2022, the Board of Directors declared a special dividend of $0.45 per share on the common stock of the Company. The special dividend is payable on June 2, 2022 to shareholders of record at the close of business on May 17, 2022.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

The Company did not adopt any accounting standards this quarter.

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the Strategic Stockpile and the enforceability of our procurement contracts, including the 19C BARDA Contract (the "BARDA Contracts"), with BARDA. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. Government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, and (xiv) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, such as COVID-19, are ineffective and may adversely affect SIGA’s business, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2021 Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 1, 2022 to January 31, 2022	308,400	$6.79	308,400	$43,381,015
February 1, 2022 to February 28, 2022	327,974	6.40	327,974	41,280,567
March 1, 2022 to March 31, 2022	343,428	6.92	343,428	38,902,752
	979,802	$6.71	979,802

On August 5, 2021, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. The timing and actual number of shares repurchased will depend on a variety of factors, including: the timing of exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on April 14, 2016).
3.2	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 15, 2021).
10.1	Amendment of Solicitation/Modification of Contract 000023, dated February 15, 2022, to Agreement, dated June 1, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 5, 2022	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)