Form 10-Q
period 2022-06-30
SIGA TECHNOLOGIES INC
filed 2022-08-04
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022
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

As of July 22, 2022, the registrant had outstanding 73,024,147 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$114,530,926	$103,138,819
Accounts receivable	19,598,122	83,650,450
Inventory	16,431,382	19,510,379
Prepaid expenses and other current assets	3,083,027	2,453,444
Total current assets	153,643,457	208,753,092

Property, plant and equipment, net	2,109,720	2,365,957
Deferred income taxes, net	3,039,814	2,422,607
Goodwill	898,334	898,334
Other assets	249,170	286,585
Total assets	$159,940,495	$214,726,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,214,617	$2,028,004
Accrued expenses and other current liabilities	14,844,830	9,252,812
Income tax payable	634,619	19,207,042
Total current liabilities	16,694,066	30,487,858

Warrant liability	—	6,521,441
Other liabilities	3,477,575	3,402,869
Total liabilities	20,171,641	40,412,168
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 73,024,147 and 73,543,602, issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	7,302	7,354
Additional paid-in capital	232,942,666	226,070,308
Accumulated deficit	(93,181,114)	(51,763,255)
Total stockholders’ equity	139,768,854	174,314,407
Total liabilities and stockholders’ equity	$159,940,495	$214,726,575

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product sales and supportive services	$8,615,765	$6,924,162	$15,936,637	$10,447,505
Research and development	8,051,280	1,729,127	11,269,708	3,019,528
Total revenues	16,667,045	8,653,289	27,206,345	13,467,033

Operating expenses
Cost of sales and supportive services	882,096	995,990	5,602,212	1,246,838
Selling, general and administrative	5,874,139	5,392,226	9,585,427	9,641,744
Research and development	6,840,099	2,263,971	10,386,876	4,566,756
Total operating expenses	13,596,334	8,652,187	25,574,515	15,455,338
Operating income/(loss)	3,070,711	1,102	1,631,830	(1,988,305)
Gain from change in fair value of warrant liability	49,559	442,269	400,663	1,361,070
Other income, net	72,373	24,235	95,694	49,803
Income/(loss) before income taxes	3,192,643	467,606	2,128,187	(577,432)
Provision for income taxes	(1,155,581)	(298,406)	(452,175)	(65,473)
Net and comprehensive income/(loss)	$2,037,062	$169,200	$1,676,012	$(642,905)
Basic income/(loss) per share	$0.03	$0.00	$0.02	$(0.01)
Diluted income/(loss) per share	$0.03	$(0.00)	$0.02	$(0.03)
Weighted average shares outstanding: basic	72,678,333	75,810,641	72,873,366	76,281,211
Weighted average shares outstanding: diluted	73,332,888	76,660,054	73,699,226	77,128,973

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,676,012	$(642,905)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and other amortization	256,237	264,834
Gain on change in fair value of warrant liability	(400,663)	(1,361,070)
Stock-based compensation	764,208	713,817
Write down of inventory, net	157,740	630,707
Deferred income taxes, net	(617,207)	(187,420)
Changes in assets and liabilities:
Accounts receivable	64,052,328	(3,865,872)
Inventory	2,921,257	34,921
Prepaid expenses and other assets	(592,168)	622,109
Accounts payable, accrued expenses and other liabilities	1,582,679	(1,927,150)
Income tax payable	(18,572,423)	(892,148)
Deferred revenue	3,270,658	373,593
Net cash provided by/(used in) operating activities	54,498,658	(6,236,584)
Cash flows from investing activities:
Capital expenditures	—	(24,424)
Cash used in investing activities	—	(24,424)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(12,533)	(13,361)
Repurchase of common stock	(10,149,704)	(13,129,858)
Payment of dividend	(32,944,314)	—
Cash used in financing activities	(43,106,551)	(13,143,219)
Net increase/(decrease) in cash, cash equivalents and restricted cash	11,392,107	(19,404,227)
Cash, cash equivalents and restricted cash at the beginning of period	103,138,819	117,890,240
Cash and cash equivalents at end of period	$114,530,926	$98,486,013

Supplemental disclosure of non-cash financing activities:
Conversion of warrant to common stock	$6,120,778	$—

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company's 2021 Annual Report on Form 10-K filed on March 3, 2022 (the "2021 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2021 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2021 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

All of the Company’s revenue is derived from long-term contracts that span multiple years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. The Company accounts for shipping and handling activities as fulfillment costs rather than as an additional promised service. As of June 30, 2022, the Company's active contractual performance obligations are referenced in Note 3 and consist of the following: five performance obligations relate to research and development services; and six relate to manufacture and delivery of product. The aggregate amount of the transaction price allocated to remaining performance obligations was $64.8 million as of June 30, 2022. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. The Company expects to recognize this amount as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and largely outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  June 30, 2022, the accounts receivable balance in the condensed balance sheet includes approximately $14.0 million of unbilled receivables. This amount includes net proceeds, net of Meridian fee (as defined below) from international sales, which will be billed and collected by Meridian and paid to SIGA. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and general and administrative costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the six months ended June 30, 2022, the Company recognized $3.0 million of revenue that was included in deferred revenue at the beginning of the period.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of June 30, 2022, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $239.7 million of payments are related to exercised options and up to approximately $311.1 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of June 30, 2022, the Company has received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $15.5 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during the six months ended June 30, 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $239.7 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of June 30, 2022, the Company has delivered approximately $225.1 million (including the value of raw materials) of oral TPOXX® to the Strategic Stockpile, of which approximately $112.5 million was delivered in 2021; and $7.6 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended June 30, 2022 and 2021, the Company recognized revenues of $1.3 million and $0.8 million, respectively, on an over time basis. For the six months ended June 30, 2022 and 2021, the Company recognized revenues of $1.9 million and $1.7 million, respectively, on an over time basis. Revenue recognized for product delivery, and therefore at a point in time, for the six months ended June 30, 2022 was $7.2 million. In contrast, no revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for the three months ended June 30, 2022 or for the three and six months ended June 30, 2021.

U.S. Department of Defense Procurement Contract (“DoD Contract”)

On May 12, 2022, the Company announced a procurement contract with the U.S. Department of Defense (“DoD”).  The DoD Contract includes a firm commitment for the DoD to procure approximately $3.6 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD, for the procurement of approximately $3.8 million of oral TPOXX®.  In the second quarter of 2022, the Company delivered and recognized revenue of $3.6 million for the delivery of oral TPOXX® to the DoD and fulfilled the firm commitment order noted above.

International Procurement Contracts

This year, through July 31, the Company has received firm commitment orders from ten international jurisdictions (including Canada) for the delivery of approximately $60 million of oral TPOXX®, of which approximately $39 million is for Canada and approximately $21 million is for jurisdictions in Europe, Asia Pacific, Asia and the Middle East.  Additionally, the contract with CDND (defined below) has an option, exercisable at the sole discretion of CDND, for the purchase of up to an additional $6 million of oral TPOXX®. With respect to the $60 million of firm commitment orders that have been received this year, approximately $5 million of oral TPOXX® was delivered in the three months ended June 30, 2022. Through an International Promotion Agreement (defined below), Meridian Medical Technologies, Inc. (“Meridian”) is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.  The Public Health Agency of Canada (“PHAC”) and the Canadian Department of National Defence (“CDND”) are among the contracting parties for the purchase of oral TPOXX® (see below for a summary description of these contracts).

On January 13, 2021, PHAC awarded a contract to Meridian (the “PHAC Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In March 2022 and July 2022, PHAC executed amendments in which total procurement of oral TPOXX® under the PHAC Contract was increased to an amount of approximately $45 million. Prior to 2022, approximately $10 million of oral TPOXX® had been ordered and delivered to PHAC.  No courses of oral TPOXX® were delivered under this contract for the first six months of 2022. In July 2022, $16 million of oral TPOXX® was delivered to PHAC.  As of July 31, 2022, after the delivery of $16 million of oral TPOXX® in mid- July, there are approximately $19 million of firm commitment orders that remain to be delivered under this contract.

On April 3, 2020, the Company announced that the CDND awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND would purchase up to approximately $14 million of oral TPOXX® over four years. Prior to 2022, approximately $4 million of oral TPOXX® had been ordered and delivered to CDND.  No courses of oral TPOXX® were delivered under this contract for the first six months of 2022. As of June 30, 2022, an approximate firm commitment order of $4 million remains to be delivered under this contract.  Additionally, there are approximately $6 million of unexercised options, exercisable at the sole discretion of CDND, remaining under this contract.

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

The fee Meridian retains pursuant to the International Promotion Agreement is a specified percentage of the collected proceeds of sales of oral TPOXX® net of certain expenses, for calendar years in which customer collected amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for calendar years in which such net collected amounts exceed the specified threshold. It is probable that we will exceed the specified threshold in 2022 and, as a result, the Company has recorded and will continue to record the higher specified percentage for all International Promotion Agreement sales in 2022.

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the three and six months ended June 30, 2022, the Company recognized $5.0 million of sales in connection with international contracts. During the three and six months ended June 30, 2021, the Company recognized $6.9 million and $10.3 million of sales, respectively, for delivery to PHAC.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of June 30, 2022, remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract is up to $15.4 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended June 30, 2022 and 2021, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $6.6 million and $0.5 million, respectively, on an over time basis. For the six months ended June 30, 2022 and 2021, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $8.9 million and $0.6 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	June 30, 2022	December 31, 2021
Raw materials	$22,047	$22,047
Work in-process	9,287,024	17,453,358
Finished goods	7,122,311	2,034,974
Inventory	$16,431,382	$19,510,379

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2022	December 31, 2021
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	473,386	511,062
Furniture and fixtures	377,859	377,859
Operating lease right-of-use assets	3,678,647	3,678,647
	6,949,920	6,987,596
Less - accumulated depreciation and amortization	(4,840,200)	(4,621,639)
Property, plant and equipment, net	$2,109,720	$2,365,957

Depreciation and amortization expense on property, plant, and equipment was $0.3 million for each of the six months ended June 30, 2022 and 2021.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2022	December 31, 2021
Deferred revenue	$7,035,354	$3,764,696
Research and development vendor costs	3,657,403	256,397
Compensation	1,424,067	2,811,700
Other	934,745	938,082
Professional fees	808,246	527,026
Lease liability, current portion	507,140	466,830
Inventory	477,875	488,081
Accrued expenses and other current liabilities	$14,844,830	$9,252,812

7. Financial Instruments

2016 Warrant

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”). The Company voluntarily prepaid this Loan Agreement in 2020. Upon such prepayment and release, the Loan Agreement was terminated. In connection with the entry into the Loan Agreement, the Company issued a warrant (the “Warrant”) to the Lender on September 2, 2016 to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering. The Warrant provides for weighted average anti-dilution protection and is exercisable in whole or in part for ten (10) years from the date of issuance. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Taking into account partial exercises of the Warrant, there were approximately 1.0 million shares underlying the outstanding Warrant as of December 31, 2021.

During the three months ended June 30, 2022, the Warrant was fully exercised, and therefore there are no remaining underlying shares as of June 30, 2022. See Note 8. For the three months ended June 30, 2022, we recorded a gain of approximately $50,000, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price prior to the exercise of the Warrant.

As of December 31, 2021, there were approximately 1.0 million shares underlying the outstanding Warrant and the fair value of the Warrant was $6.5 million. The fair value of the liability-classified Warrant was calculated using the following assumptions: risk-free interest rate of 1.21%; no dividend yield; an expected life of 4.7 years; and a volatility factor of 55%.

8. Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and income tax payable approximates fair value due to the relatively short maturity of these instruments. Prior to being fully exercised, common stock warrants, which were classified as a liability, were recorded at their fair market value as of each reporting period.

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

There were no transfers between levels of the fair value hierarchy for the six months ended June 30, 2022. As of each of  June 30, 2022 and December 31, 2021, the Company had approximately $0.1 million of cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of June 30, 2022.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2021	$6,521,441
Decrease in fair value of Warrant liability	(400,663)
Exercise of Warrant	(6,120,778)
Warrant liability at June 30, 2022	$-

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income/(loss) for basic earnings per share	$2,037,062	$169,200	$1,676,012	$(642,905)
Less: Change in fair value of warrants and cash-based RSUs	49,559	428,128	400,663	1,346,929
Net income/(loss), adjusted for change in fair value of warrants and cash-based RSUs for diluted earnings per share	$1,987,503	$(258,928)	$1,275,349	$(1,989,834)
Weighted-average shares	72,678,333	75,810,641	72,873,366	76,281,211
Effect of potential common shares	654,555	849,413	825,860	847,762
Weighted-average shares: diluted	73,332,888	76,660,054	73,699,226	77,128,973
Income/(loss) per share: basic	$0.03	$0.00	$0.02	$(0.01)
Income/(loss) per share: diluted	$0.03	$(0.00)	$0.02	$(0.03)

For the three and six months ended June 30, 2022, the diluted earnings per share calculation reflects the effect of the exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. Weighted-average diluted shares include the dilutive effect of in-the-money options, stock-settled RSUs and warrants. The dilutive effect of warrants, stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the three and six months ended June 30, 2022 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. For the three and six months ended June 30, 2022, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share were 51,930 and 53,353, respectively.

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

10. Commitments and Contingencies

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of June 30, 2022, the Company had approximately $21.7 million of purchase commitments associated with manufacturing obligations.

11. Related Party Transactions

Board of Directors and Outside Counsel

A former member of the Company’s Board of Directors who did not stand for re-election at the Company's 2021 annual meeting of stockholders is a partner at a law firm used by the Company. The Company did not incur any expenses related to services provided by the outside counsel during the three months ended June 30, 2022 and 2021 or the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company incurred $0.1 million of expenses related to services provided by the outside counsel. The Company had no outstanding payables or accrued expenses related to services performed by the outside counsel as of June 30, 2022.

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated (“M&F”) entered into a ten-year Office Lease agreement (the “HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three and six months ended June 30, 2022, the Company paid expenses associated with this lease of $0.1 million and $0.2 million, respectively.

12. Revenues by Geographic Region

Revenues by geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$11,715,302	$1,673,083	$22,254,602	$2,911,455

International
Asia-Pacific	4,929,423	—	4,929,423	—
Canada	—	6,980,206	—	10,555,578
Other	22,320	—	22,320	—
Total International	4,951,743	6,980,206	4,951,743	10,555,578

Total revenues	$16,667,045	$8,653,289	$27,206,345	$13,467,033

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended June 30, 2022 and 2021, we incurred pre-tax income of $3.2 million and $0.5 million, respectively, and a corresponding income tax provision of $1.2 million and $0.3 million, respectively.

For the six months ended June 30, 2022 and 2021, we incurred pre-tax income of $2.1 million and losses of ($0.6) million, respectively, and a corresponding income tax provision of $0.5 million and $0.1 million, respectively.

The effective tax rate for the three months ended June 30, 2022 was 36.2% compared to 63.8% for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

The effective tax rate for the six months ended June 30, 2022 was 21.2% compared to (11.3)% for the six months ended June 30, 2021. The effective tax rate for the six months ended June 30, 2022 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

14. Equity

The tables below present changes in stockholders' equity for the three and six months ended June 30, 2022 and 2021.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at March 31, 2022	72,566,367	$7,256	$226,426,529	$(58,696,989)	$—	$167,736,796
Net income		—	—	2,037,062	—	2,037,062
Repurchase of common stock	(494,979)	(49)	—	(3,576,873)	—	(3,576,922)
Issuance of common stock upon vesting of RSUs	127,856	13	(13)	—	—	—
Issuance of common stock upon exercise of warrants	824,903	82	6,120,696	—	—	6,120,778
Cash dividend ($0.45 per share)	—	—	—	(32,944,314)	—	(32,944,314)
Stock-based compensation	—	—	395,454	—	—	395,454
Balances at June 30, 2022	73,024,147	$7,302	$232,942,666	$(93,181,114)	$—	$139,768,854

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2021	73,543,602	$7,354	$226,070,308	$(51,763,255)	$—	$174,314,407
Net income	—	—	—	1,676,012	—	1,676,012
Repurchase of common stock	(1,474,781)	(147)	—	(10,149,557)	—	(10,149,704)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,973)	—	(12,533)	—	—	(12,533)
Issuance of common stock upon vesting of RSUs	132,396	13	(13)	—	—	—
Issuance of common stock upon exercise of warrants	824,903	82	6,120,696	—		6,120,778
Cash dividend ($0.45 per share)	—		—	(32,944,314)		(32,944,314)
Stock-based compensation	—	—	764,208	—	—	764,208
Balances at June 30, 2022	73,024,147	$7,302	$232,942,666	$(93,181,114)	$—	$139,768,854

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at March 31, 2021	76,240,439	$7,625	$225,211,481	$(102,534,239)	$—	$122,684,867
Net income	—	—	—	169,200	—	169,200
Repurchase of common stock	(956,022)	(96)	—	(6,600,414)	—	(6,600,510)
Issuance of common stock upon vesting of RSUs	105,000	10	(10)	—	—	—
Stock-based compensation	—	—	467,405	—	—	467,405
Balances at June 30, 2021	75,389,417	$7,539	$225,678,876	$(108,965,453)	$—	$116,720,962

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2020	77,195,704	$7,720	$224,978,430	$(95,192,881)	$—	$129,793,269
Net loss	—	—	—	(642,905)	—	(642,905)
Repurchase of common stock	(1,913,927)	(191)	—	(13,129,667)	—	(13,129,858)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,902)	—	(13,361)	—	—	(13,361)
Issuance of common stock upon vesting of RSUs	109,542	10	(10)	—	—	—
Stock-based compensation	—	—	713,817	—	—	713,817
Balances at June 30, 2021	75,389,417	$7,539	$225,678,876	$(108,965,453)	$—	$116,720,962

On August 2, 2021, the Company's Board of Directors authorized a share repurchase program ("New Repurchase Authorization") under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the New Repurchase Authorization  may be made from time to time at the Company's discretion in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company's management in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors, including: timing of exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities. During the three and six months ended June 30, 2022, the Company repurchased approximately 0.5 million and 1.5 million shares of common stock under the New Repurchase Authorization for approximately $3.6 million and $10.1 million, respectively.

Prior to the effective date of the New Repurchase Authorization, the Company repurchased shares under a program that was announced in March 2020. Under this program, $50 million of the Company's common stock was repurchased, including approximately 1.0 million shares of common stock for approximately $6.6 million that was repurchased during the three months ended June 30, 2021, and 1.9 million shares of common stock for approximately $13.1 million that was repurchased during the six months ended June 30, 2021.

On May 5, 2022, the Board of Directors declared a special dividend of $0.45 per share on the common stock of the Company, which resulted in an overall dividend payment of $32.9 million. The special dividend was paid on June 2, 2022 to shareholders of record at the close of business on May 17, 2022.

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

Operating lease costs totaled $0.1 million for each of the three months ended June 30, 2022 and 2021. Operating lease costs totaled $0.3 million for each of the six months ended June 30, 2022 and 2021. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million for each of the three months ended June 30, 2022 and 2021. Cash paid for amounts included in the measurement of lease liabilities from operation cash flows was $0.3 million for each of the six months ended June 30, 2022 and 2021. As of June 30, 2022, the weighted-average remaining lease term of the Company’s operating leases was 4.10 years while the weighted-average discount rate was 4.53%.

Future cash flows under operating leases as of June 30, 2022 are expected to be as follows:

2022	$272,625
2023	669,048
2024	678,627
2025	406,994
2026	409,971
Thereafter	165,916
Total undiscounted cash flows under leases	2,603,181
Less: Imputed interest	(251,805)
Present value of lease liabilities	$2,351,376

As of June 30, 2022, approximately $1.8 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

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

Overview

We are a commercial-stage pharmaceutical company. Our lead product, TPOXX® (“oral TPOXX®”, also known as "tecovirimat" in certain international markets), is an oral formulation antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved oral TPOXX® for the treatment of smallpox. The Company has been delivering oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile") since 2013.

In addition to being approved by the FDA, oral TPOXX® (tecovirimat) has regulatory approval with the European Medicines Agency ("EMA"), Health Canada and the Medicines and Healthcare Products Regulatory Agency ("MHRA") of the United Kingdom. The EMA and MHRA approved label indication covers the treatment of smallpox, monkeypox, cowpox, and vaccinia complications following vaccination against smallpox. The Health Canada approved label indication covers the treatment of smallpox.

With respect to the regulatory approvals by the EMA, MHRA and Health Canada, oral tecovirimat represents the same formulation that was approved by the FDA in July 2018 under the brand name TPOXX®.

For the intravenous formulation of TPOXX® ("IV TPOXX®"), SIGA announced on May 19, 2022 that the FDA approved this formulation for the treatment of smallpox.

Monkeypox Outbreak

Starting in June 2022, procurement orders for oral TPOXX® from new international jurisdictions, as well as orders under existing contracts, have occurred as SIGA has received a large and ongoing number of inquiries about accessing oral TPOXX® in connection with a global monkeypox outbreak.  The Company believes that a portion of the courses of oral TPOXX® delivered under these orders will be used for the treatment of active monkeypox cases as part of a response to this outbreak by the global health community.

Monkeypox is a disease caused by infection with the monkeypox virus. Monkeypox virus is part of the same family of viruses as smallpox. Monkeypox symptoms are similar to smallpox, but not as severe and with historical fatality in Africa of less than 1% to 10% depending on region and clade.  The first human case of monkeypox was recorded in 1970. Since then, monkeypox has been reported in several central and western African countries, with case numbers greatly increasing in recent years. Prior to the ongoing 2022 outbreak, nearly all monkeypox cases in people outside of Africa were linked to international travel to countries where the disease commonly occurs, or through imported animals, including two cases in the United States in 2021. These cases are currently occurring on multiple continents. On July 23, 2022, the World Health Organization (WHO) declared the monkeypox outbreak as a public health emergency of international concern.

COVID-19 Pandemic

The COVID-19 pandemic has caused significant societal and economic disruption. Such disruption, and the associated risks and costs, are expected to continue for an indeterminate period of time. Given the uncertain future course of the COVID-19 pandemic, and the uncertain scale and scope of its future direct and indirect impact, the Company is continually reviewing business and financial risks related to the pandemic and seeking coordination with its government partners with respect to the performance of current and future government contracts. Additionally, the Company is continually coordinating with service providers and vendors, in particular Contract Manufacturing Organizations ("CMOs") that constitute our supply chain, with respect to direct and indirect actions and risks caused by the COVID-19 pandemic.

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

Overall, while the COVID-19 pandemic has not adversely affected the liquidity position of the Company, the pandemic has diverted foreign government staff time normally directed toward contract matters involving SIGA and has affected and could continue to affect the timing of international contract awards for oral TPOXX®. Additionally, the pandemic could result in a slower pace of future product deliveries if the pandemic results in shortages or delays in the receipt by the supply chain of raw materials or supplies. If the general negative effect of the COVID-19 pandemic becomes more acute, including due to resurgences in infections or lack of vaccination (or efficacy thereof), there could be material adverse effects to our business and cash flows.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of June 30, 2022, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $239.7 million of payments are related to exercised options and up to approximately $311.1 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of June 30, 2022, the Company has received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $15.5 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during the six months ended June 30, 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $239.7 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of June 30, 2022, the Company has delivered approximately $225.1 million (including the value of raw materials) of oral TPOXX® to the Strategic Stockpile, of which approximately $112.5 million was delivered in 2021; and $7.6 million has been received or billed for in connection with post-marketing activities for oral TPOXX®.

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

U.S. Department of Defense Procurement Contract (“DoD Contract”)

On May 12, 2022, the Company announced a procurement contract with the U.S. Department of Defense (“DoD”).  The DoD Contract includes a firm commitment for the DoD to procure approximately $3.6 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD, for the procurement of approximately $3.8 million of oral TPOXX®.  In the second quarter of 2022, the Company delivered and recognized revenue of $3.6 million for the delivery of oral TPOXX® to the DoD and fulfilled the firm commitment order noted above.

International Procurement Contracts

This year, through July 31, the Company has received firm commitment orders from ten international jurisdictions (including Canada) for the delivery of approximately $60 million of oral TPOXX®, of which approximately $39 million is for Canada and approximately $21 million is for jurisdictions in Europe, Asia Pacific, Asia and the Middle East.  Additionally, the contract with CDND (defined below) has an option, exercisable at the sole discretion of CDND, for the purchase of up to an additional $6 million of oral TPOXX®. With respect to the $60 million of firm commitment orders that have been received this year, approximately $5 million of oral TPOXX® was delivered in the three months ended June 30, 2022, approximately $26 million is expected to be delivered in the third quarter of 2022 and the remaining orders are expected to be fulfilled between October 1, 2022 and July 31, 2023. Through an International Promotion Agreement (defined below), Meridian Medical Technologies, Inc. (“Meridian”) is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.  The Public Health Agency of Canada (“PHAC”) and the Canadian Department of National Defence (“CDND”) are among the contracting parties for the purchase of oral TPOXX® (see below for a summary description of these contracts).

On January 13, 2021, PHAC awarded a contract to Meridian (the “PHAC Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In March 2022 and July 2022, PHAC executed amendments in which total procurement of oral TPOXX® under the PHAC Contract was increased to an amount of approximately $45 million. Prior to 2022, approximately $10 million of oral TPOXX® had been ordered and delivered to PHAC. No courses of oral TPOXX® were delivered under this contract for the first six months of 2022. In July 2022, $16 million of oral TPOXX® was delivered to PHAC. As of July 31, 2022, after the delivery of $16 million of oral TPOXX® in mid-July, there are approximately $19 million of firm commitment orders that remain to be delivered under this contract.

On April 3, 2020, the Company announced that the CDND awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND would purchase up to approximately $14 million of oral TPOXX® over four years. Prior to 2022, approximately $4 million of oral TPOXX® had been ordered and delivered to CDND. No courses of oral TPOXX® were delivered under this contract for the first six months of 2022. As of June 30, 2022, an approximate firm commitment order of $4 million remains to be delivered under this contract.  Additionally, there are approximately $6 million of unexercised options, exercisable at the sole discretion of CDND, remaining under this contract.

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

The fee Meridian retains pursuant to the International Promotion Agreement is a specified percentage of the collected proceeds of sales of oral TPOXX® net of certain expenses, for calendar years in which customer collected amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for calendar years in which such net collected amounts exceed the specified threshold. It is probable that we will exceed the specified threshold in 2022 and, as a result, the Company has recorded and will continue to record the higher specified percentage for all International Promotion Agreement sales in 2022. Taking into account Meridian’s fee and manufacturing costs of oral TPOXX®, it is currently estimated by the Company that international sales of oral TPOXX® will have a contribution margin (as expressed as a percentage of product sales, and before any consideration of expenses not directly related to manufacturing or Meridian activities) of between approximately 65% and 80%, depending on the international sales levels each year. For purposes of this disclosure, contribution margin (in amount) represents international product sales less applicable cost of sales and the Meridian fee (which is included within selling, general and administrative expenses within the income statement).

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of June 30, 2022, remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract is up to $15.4 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appears in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K. Our most critical accounting estimates include revenue recognition over time, the valuation of stock-based awards issued by the Company and income taxes.

Results of Operations

Three Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022, revenues from product sales and supportive services were $8.6 million. Such revenues primarily relate to sales of oral TPOXX® to the DoD of approximately $3.6 million and international sales of approximately $5.0 million. For the three months ended June 30, 2021, revenues from product sales and supportive services were $6.9 million, which relate to international sales of oral TPOXX® to Canada.

Revenues from research and development activities for the three months ended June 30, 2022 and 2021, were $8.1 million and $1.7 million, respectively. The increase of $6.4 million of revenue is primarily related to clinical trial activity under the PEP Label Expansion R&D Contract in connection with the PEP development program.

Cost of sales and supportive services for the three months ended June 30, 2022 and 2021 were $0.9 million and $1.0 million, respectively. Such costs in 2022 were primarily associated with the manufacture and delivery of courses of oral TPOXX®. Such costs in 2021 were associated with the manufacture and delivery of courses of oral TPOXX® for international sales as well as an inventory-related loss of $0.6 million.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2022 and 2021 were $5.9 million and $5.4 million, respectively. The increase of approximately $0.5 million primarily reflects an increase in consultant costs in connection with responding to government, medical profession and media inquiries related to the global monkeypox outbreak.

Research and development (“R&D”) expenses for the three months ended June 30, 2022 and 2021 were $6.8 million and $2.3 million, respectively, reflecting an increase of approximately $4.5 million. The increase is primarily attributable to an increase in direct vendor-related expenses incurred in connection with activities under the PEP Label Expansion R&D Contract.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the statement of operations. The warrant was fully exercised during the three months ended June 30, 2022. For the three months ended June 30, 2022, we recorded a gain of approximately $50,000, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price prior to the exercise of the Warrant. For the three months ended June 30, 2021, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

For the three months ended June 30, 2022 and 2021, we recorded pre-tax income of $3.2 million and $0.5 million, respectively, and a corresponding income tax provision of $1.2 million and $0.3 million, respectively. The effective tax rates during the three months ended June 30, 2022 and 2021 were 36.2% and 63.8%, respectively. Our effective tax rate for the periods ended June 30, 2022 and 2021 differ from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Six Months Ended June 30, 2022 and 2021

For the six months ended June 30, 2022, revenues from product sales and supportive services were $15.9 million. Such revenues primarily relate to approximately $7.2 million of sales of IV TPOXX® to the U.S. Government under the 19C BARDA Contract; approximately $3.6 million of oral TPOXX® sales to the DoD; and approximately $5.0 million of international sales of oral TPOXX®. For the six months ended June 30, 2021, revenues from product sales and supportive services were $10.4 million. Such revenues mostly relate to international sales of oral TPOXX® to Canada.

Revenues from research and development activities for the six months ended June 30, 2022 and 2021, were $11.3 million and $3.0 million, respectively. Substantially all of the increase of $8.3 million relates to clinical trial activity under the PEP Label Expansion R&D Contract in connection with the PEP development program.

Cost of sales and supportive services for the six months ended June 30, 2022 and 2021 were $5.6 million and $1.2 million, respectively. The increase of $4.4 million primarily relates to the manufacture and sale of IV TPOXX® in 2022; manufacturing costs per unit are higher for IV TPOXX® than oral TPOXX®, and the sales mix in 2021 was only oral TPOXX®.

SG&A expenses for each of the six months ended June 30, 2022 and 2021 were $9.6 million. An increase in consulting costs in connection with responding to government, medical profession and media inquiries related to the global monkeypox outbreak was offset by a decrease in promotion fees in connection with international sales.

R&D expenses for the six months ended June 30, 2022 and 2021 were $10.4 million and $4.6 million, respectively. The increase of $5.8 million is primarily attributable to an increase in direct vendor-related expenses incurred in connection with activities under the PEP Label Expansion R&D Contract.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the statement of operations. The warrant was fully exercised during the six months ended June 30, 2022. For the six months ended June 30, 2022, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price. For the six months ended June 30, 2021, we recorded a gain of approximately $1.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

For the six months ended June 30, 2022, we recorded pre-tax income of $2.1 million and a corresponding income tax provision of $0.5 million. For the six months ended June 30, 2021, we recorded a pre-tax loss of ($0.6) million and a corresponding income tax provision of $0.1 million. The effective tax rates during the six months ended June 30, 2022 and 2021 were 21.2% and (11.3)%, respectively. Our effective tax rate for the periods ended June 30, 2022 and 2021 differ from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Liquidity and Capital Resources

As of June 30, 2022, we had $114.5 million in cash and cash equivalents compared with $103.1 million at December 31, 2021.

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

Net cash provided by/(used in) operating activities for the six months ended June 30, 2022 and 2021 was $54.5 million and ($6.2) million, respectively. For the six months ended June 30, 2022, the receipt of approximately $80 million for product delivery and acceptance of oral TPOXX® courses delivered to the Strategic Stockpile in December 2021 was partially offset by the payment of approximately $19 million of federal income taxes, as well as customary operating activities. For the six months ended June 30, 2021, net cash usage related to support of ordinary working capital (accounts receivable, accounts payable, inventory, and prepaids, among other items) and customary operating activity was partially offset by the receipt of cash from international sales.

Investing Activities

There was no cash-related investing activity for the six months ended June 30, 2022. For the six months ended June 30, 2021, we used cash of $24,424 for capital expenditures.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2022 was $43.1 million, which was primarily attributable to our special cash dividend of approximately $32.9 million. In addition, we repurchased approximately 1.5 million shares of common stock for approximately $10.1 million. Cash used in financing activities for the six months ended June 30, 2021 was $13.1 million, which was substantially all attributable to our repurchase of approximately 1.9 million shares of common stock.

On May 5, 2022, the Board of Directors declared a special dividend of $0.45 per share on the common stock of the Company, which resulted in an overall dividend payment of $32.9 million. The special dividend was paid on June 2, 2022 to shareholders of record at the close of business on May 17, 2022.

Future Cash Requirements

As of June 30, 2022, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $21.7 million.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

The Company did not adopt any accounting standards this quarter.

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the Strategic Stockpile, the enforceability of our procurement contracts, such as the 19C BARDA Contract (the "BARDA Contracts"), with BARDA, and responding to the global outbreak of monkeypox. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contracts, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contracts on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contracts are modified or canceled at the request or requirement of the U.S. Government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xiv) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, such as COVID-19, are ineffective and may adversely affect SIGA’s business, and (xv) risks associated with responding to the current monkeypox outbreak, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 12, 2022, the Company issued 824,903 shares of its common stock to OCM Strategic Credit SIGTEC Holdings, LLC (the “Investor”) on a net basis upon the full exercise of a warrant to purchase common stock of the Company. To exercise the warrant, the Investor surrendered to the Company 222,393 shares of common stock otherwise issuable under the warrant in order to effect the full warrant exercise. The exercise price of the warrant was $1.50 per share. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, and the issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering. The Investor is an accredited investor, and the Company issued the shares without any general solicitation or advertisement.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs
April 1, 2022 to April 30, 2022	304,100	$7.03	304,100	$36,763,812
May 1, 2022 to May 31, 2022	190,879	7.53	190,879	35,325,830
June 1, 2022 to June 30, 2022	-	-	-	35,325,830
	494,979	$7.23	494,979

On August 5, 2021, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. The timing and actual number of shares repurchased will depend on a variety of factors, including: the timing of exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 16, 2022).
3.2	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 15, 2021).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	August 4, 2022	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)