Form 10-Q
period 2022-09-30
SIGA TECHNOLOGIES INC
filed 2022-11-03
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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

As of October 21, 2022, the registrant had outstanding 73,024,147 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$109,749,555	$103,138,819
Accounts receivable	54,925,558	83,650,450
Inventory	31,261,346	19,510,379
Prepaid expenses and other current assets	964,065	2,453,444
Total current assets	196,900,524	208,753,092

Property, plant and equipment, net	1,979,517	2,365,957
Deferred income taxes, net	4,183,886	2,422,607
Goodwill	898,334	898,334
Other assets	261,814	286,585
Total assets	$204,224,075	$214,726,575
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,445,390	$2,028,004
Accrued expenses and other current liabilities	15,887,359	9,252,812
Income tax payable	9,123,153	19,207,042
Total current liabilities	27,455,902	30,487,858

Warrant liability	—	6,521,441
Other liabilities	3,630,046	3,402,869
Total liabilities	31,085,948	40,412,168
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 73,024,147 and 73,543,602, issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	7,302	7,354
Additional paid-in capital	233,271,351	226,070,308
Accumulated deficit	(60,140,526)	(51,763,255)
Total stockholders’ equity	173,138,127	174,314,407
Total liabilities and stockholders’ equity	$204,224,075	$214,726,575

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Product sales and supportive services	$65,621,511	$2,346,110	$81,558,148	$12,793,615
Research and development	6,589,616	2,500,062	17,859,323	5,519,591
Total revenues	72,211,127	4,846,172	99,417,471	18,313,206

Operating expenses
Cost of sales and supportive services	3,948,974	83,276	9,551,186	1,330,114
Selling, general and administrative	19,656,138	4,471,640	29,241,565	14,113,384
Research and development	5,732,982	3,235,145	16,119,858	7,801,901
Total operating expenses	29,338,094	7,790,061	54,912,609	23,245,399
Operating income/(loss)	42,873,033	(2,943,889)	44,504,862	(4,932,193)
Gain/(loss) from change in fair value of warrant liability	—	(1,066,522)	400,663	294,548
Other income, net	258,975	26,252	354,670	76,055
Income/(loss) before income taxes	43,132,008	(3,984,159)	45,260,195	(4,561,590)
(Provision)/benefit for income taxes	(10,091,420)	870,801	(10,543,595)	805,328
Net and comprehensive income/(loss)	$33,040,588	$(3,113,358)	$34,716,600	$(3,756,262)
Basic income/(loss) per share	$0.45	$(0.04)	$0.48	$(0.05)
Diluted income/(loss) per share	$0.45	$(0.04)	$0.47	$(0.05)
Weighted average shares outstanding: basic	73,024,147	74,840,846	72,924,178	75,822,713
Weighted average shares outstanding: diluted	73,259,272	74,840,846	73,616,837	76,634,963

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$34,716,600	$(3,756,262)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and other amortization	386,440	393,667
Gain on change in fair value of warrant liability	(400,663)	(294,548)
Stock-based compensation	1,092,893	957,320
Write down of inventory, net	168,446	548,551
Deferred income taxes, net	(1,761,279)	(408,233)
Changes in assets and liabilities:
Accounts receivable	28,724,892	(482,561)
Inventory	(11,919,413)	(9,956,076)
Prepaid expenses and other assets	1,514,150	(139,984)
Accounts payable, accrued expenses and other liabilities	914,139	9,095,055
Income tax payable	(10,083,889)	(871,298)
Deferred revenue	6,364,971	306,443
Net cash provided by/(used in) operating activities	49,717,287	(4,607,926)
Cash flows from investing activities:
Capital expenditures	—	(24,424)
Cash used in investing activities	—	(24,424)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(12,533)	(173,918)
Repurchase of common stock	(10,149,704)	(20,264,547)
Payment of dividend	(32,944,314)	—
Cash used in financing activities	(43,106,551)	(20,438,465)
Net increase/(decrease) in cash and cash equivalents	6,610,736	(25,070,815)
Cash and cash equivalents at the beginning of period	103,138,819	117,890,240
Cash and cash equivalents at end of period	$109,749,555	$92,819,425

Supplemental disclosure of non-cash financing activities:
Conversion of warrant to common stock	$6,120,778	$—

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company's 2021 Annual Report on Form 10-K filed on March 3, 2022 (the "2021 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2021 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2021 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. The Company accounts for shipping and handling activities as fulfillment costs rather than as an additional promised service. As of September 30, 2022, the Company's active contractual performance obligations are referenced in Note 3 and consist of the following: five performance obligations relate to research and development services; and five relate to manufacture and delivery of product. The aggregate amount of the transaction price allocated to remaining performance obligations was $82.9 million as of September 30, 2022. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. The Company expects to recognize this amount as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and largely outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  September 30, 2022, the accounts receivable balance in the condensed balance sheet includes approximately $46.3 million of unbilled receivables. This amount includes net proceeds, net of Meridian fee (as defined below) from international sales, which will be billed and collected by Meridian and paid to SIGA. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and general and administrative costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the nine months ended September 30, 2022, the Company recognized $3.5 million of revenue that was included in deferred revenue at the beginning of the period.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of September 30, 2022, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $268.9 million of payments are related to exercised options and up to approximately $281.9 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2022, the Company has received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $17.1 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during the nine months ended September 30, 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $268.9 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; payments up to $25.6 million for the manufacture of courses of IV FDP, of which $10.2 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP, payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®, and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2022, the Company has received $225.1 million for the delivery (and related procurement of raw materials) of oral TPOXX® to the Strategic Stockpile; received $10.2 million for the completed manufacture of IV BDS, which has been recorded as deferred revenue as of September 30, 2022; and received or billed $8.1 million in connection with post-marketing activities for oral TPOXX®.

Unexercised options specify potential payments up to approximately $281.9 million in total (if all such options are exercised). There are options for the following activities: payments of up to $225.1 million for the delivery of oral TPOXX® to the Strategic Stockpile; payments of up to $51.2 million for the manufacture of courses of IV FDP, of which up to $20.5 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; and payments of up to approximately $5.6 million for supportive procurement activities.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised one of the three IV BDS options and one of the three IV FDP options, both of which were exercised simultaneously in 2022. If BARDA decides to only exercise the remaining IV BDS Options, then the Company would receive payments up to $20.5 million; alternatively, if BARDA decides to exercise all the remaining IV BDS Options and IV FDP Options, then the Company would receive payments up to $51.2 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP.

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended September 30, 2022 and 2021, the Company recognized revenues of $2.7 million and $1.1 million, respectively, on an over time basis. For the nine months ended September 30, 2022 and 2021, the Company recognized revenues of $4.6 million and $2.8 million, respectively, on an over time basis. Revenue recognized for product delivery, and therefore at a point in time, for the nine months ended September 30, 2022 was $7.2 million. In contrast, no revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for the three months ended September 30, 2022 or for the three and nine months ended September 30, 2021.

U.S. Department of Defense Procurement Contracts

On May 12, 2022, the Company announced a contract with the U.S. Department of Defense ("DoD") for the procurement of oral TPOXX® ("DoD Contract #1").  The DoD Contract #1 included a firm commitment for the DoD to procure approximately $3.6 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD, for the procurement of approximately $3.8 million of oral TPOXX®.  In the second quarter of 2022, the Company delivered and recognized revenue of $3.6 million for the delivery of oral TPOXX® to the DoD, fulfilling the firm commitment in DoD Contract #1. In the third quarter of 2022, the DoD exercised the option for $3.8 million of oral TPOXX® and the Company satisfied its obligation by delivering product and recognized the related revenue in September 2022.

On September 28, 2022, the Company and the DoD signed a new procurement contract ("DoD Contract #2"). The DoD Contract #2 includes a firm commitment for the DoD to procure approximately $5.2 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD for the procurement of approximately $5.5 million of oral TPOXX®.

International Procurement Contracts

This year, through October 31, 2022, the Company has received firm commitment orders from 13 international customers (including Canada) for the delivery of approximately $77 million of oral TPOXX®, of which approximately $39 million is for Canada and approximately $38 million is for jurisdictions in Europe, Asia-Pacific, and the Middle East.  Additionally, the contract with CDND (defined below) has an option until March 31, 2024, exercisable at the sole discretion of CDND, for the purchase of up to an additional $6 million of oral TPOXX®. With respect to the $77 million of firm commitment orders that have been received this year, approximately $66 million of oral TPOXX® was delivered and recorded as revenue in the nine months ended September 30, 2022. Through an International Promotion Agreement (defined below), Meridian Medical Technologies, Inc. (“Meridian”) is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.  The Public Health Agency of Canada (“PHAC”) and the Canadian Department of National Defence (“CDND”) are among the contracting parties for the purchase of oral TPOXX® (see below for a summary description of these contracts).

On January 13, 2021, PHAC awarded a contract to Meridian (the “PHAC Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In March 2022 and July 2022, PHAC executed amendments in which total procurement of oral TPOXX® under the PHAC Contract was increased to an amount of approximately $45 million. Prior to 2022, approximately $10 million of oral TPOXX® had been ordered and delivered to PHAC.  No courses of oral TPOXX® were delivered under this contract for the first six months of 2022. During the three months ended September 30, 2022, approximately $35 million of oral TPOXX® was delivered to PHAC and recognized as revenue. Including the deliveries in the third quarter of 2022, there are no current remaining amounts specified in the PHAC Contract.

On April 3, 2020, the Company announced that the CDND awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND would purchase up to approximately $14 million of oral TPOXX® over four years. Prior to 2022, approximately $4 million of oral TPOXX® had been ordered and delivered to CDND.  No courses of oral TPOXX® were delivered under this contract for the first nine months of 2022. As of September 30, 2022, an approximate firm commitment order of $4 million remains to be delivered under this contract.  Additionally, there are approximately $6 million of unexercised options, exercisable at the sole discretion of CDND, remaining under this contract.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the three and nine months ended September 30, 2022, the Company recognized $61.3 million and $66.2 million of sales, respectively, in connection with international contracts. During the three and nine months ended September 30, 2021, the Company recognized $2.3 million and $12.7 million of sales, respectively, for deliveries to PHAC and CDND.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of September 30, 2022, remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract is up to $11.2 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended September 30, 2022 and 2021, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $4.2 million and $1.3 million, respectively, on an over time basis. For the nine months ended September 30, 2022 and 2021, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $13.1 million and $2.0 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Raw materials	$22,047	$22,047
Work in-process	25,075,163	17,453,358
Finished goods	6,164,136	2,034,974
Inventory	$31,261,346	$19,510,379

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	471,286	511,062
Furniture and fixtures	347,045	377,859
Operating lease right-of-use assets	3,678,647	3,678,647
	6,917,006	6,987,596
Less - accumulated depreciation and amortization	(4,937,489)	(4,621,639)
Property, plant and equipment, net	$1,979,517	$2,365,957

Depreciation and amortization expense on property, plant, and equipment was $0.4 million for each of the nine months ended September 30, 2022 and 2021.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Deferred revenue	$10,129,667	$3,764,696
Compensation	1,997,717	2,811,700
Research and development vendor costs	1,107,791	256,397
Professional fees	900,205	527,026
Other	852,370	938,082
Lease liability, current portion	519,198	466,830
Inventory	380,411	488,081
Accrued expenses and other current liabilities	$15,887,359	$9,252,812

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

In the second quarter of 2022, the Warrant was fully exercised, and therefore there are no remaining underlying shares as of September 30, 2022. See Note 8. For the nine months ended September 30, 2022, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price prior to the exercise of the Warrant.

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

There were no transfers between levels of the fair value hierarchy for the nine months ended September 30, 2022. As of each of  September 30, 2022 and December 31, 2021, the Company had approximately $0.1 million of cash equivalents classified as Level 1 financial instruments. As of September 30, 2022, the Company had approximately $35.1 million of cash equivalents classified as Level 2 financial instruments. There were no Level 2 financial instruments as of December 31, 2021.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2021	$6,521,441
Decrease in fair value of Warrant liability	(400,663)
Exercise of Warrant	(6,120,778)
Warrant liability at September 30, 2022	$-

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss) for basic earnings per share	$33,040,588	$(3,113,358)	$34,716,600	$(3,756,262)
Less: Change in fair value of warrants	—	—	400,663	294,548
Net income/(loss), adjusted for change in fair value of warrants for diluted earnings per share	$33,040,588	$(3,113,358)	$34,315,937	$(4,050,810)
Weighted-average shares	73,024,147	74,840,846	72,924,178	75,822,713
Effect of potential common shares	235,125	—	692,659	812,250
Weighted-average shares: diluted	73,259,272	74,840,846	73,616,837	76,634,963
Income/(loss) per share: basic	$0.45	$(0.04)	$0.48	$(0.05)
Income/(loss) per share: diluted	$0.45	$(0.04)	$0.47	$(0.05)

For the nine months ended September 30, 2022, the diluted earnings per share calculation reflects the effect of the exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. Weighted-average diluted shares include the dilutive effect of in-the-money options, stock-settled RSUs and warrants. The dilutive effect of warrants, stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the three and nine months ended September 30, 2022 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. For the three and nine months ended September 30, 2022, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share were 32,180 and 12,901, respectively.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of September 30, 2022, the Company had approximately $21.8 million of purchase commitments associated with manufacturing obligations.

11. Related Party Transactions

Board of Directors and Outside Counsel

A former member of the Company’s Board of Directors who did not stand for re-election at the Company's 2021 annual meeting of stockholders is a partner at a law firm used by the Company. The Company did not incur any expenses related to services provided by the outside counsel during the three months ended September 30, 2022 and 2021 or the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company incurred $0.1 million of expenses related to services provided by the outside counsel. The Company had no outstanding payables or accrued expenses related to services performed by the outside counsel as of September 30, 2022.

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated (“M&F”) entered into a ten-year Office Lease agreement (the “HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the HQ Lease as its new corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three and nine months ended September 30, 2022, the Company paid expenses associated with this lease of $0.1 million and $0.3 million, respectively.

12. Revenues by Geographic Region

Revenues by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$10,925,562	$2,475,689	$33,180,163	$5,387,145

International
Asia-Pacific	8,946,221	—	13,875,644	—
Canada	35,120,212	2,370,483	35,120,212	12,926,061
Europe, Middle East and Africa (EMEA)	16,255,715	—	16,278,035	—
Other	963,417	—	963,417	—
Total International	61,285,565	2,370,483	66,237,308	12,926,061

Total revenues	$72,211,127	$4,846,172	$99,417,471	$18,313,206

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended September 30, 2022 and 2021, we recorded pre-tax income of $43.1 million and losses of ($4.0) million, respectively, and a corresponding income tax (provision)/benefit of ($10.1) million and $0.9 million, respectively.

For the nine months ended September 30, 2022 and 2021, we recorded pre-tax income of $45.3 million and losses of ($4.6) million, respectively, and a corresponding income tax (provision)/benefit of ($10.5) million and $0.8 million, respectively.

The effective tax rate for the three months ended September 30, 2022 was 23.4% compared to 21.9% for the three months ended September 30, 2021. The effective tax rate for the three months ended September 30, 2022 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m).

The effective tax rate for the nine months ended September 30, 2022 was 23.3% compared to 17.7% for the nine months ended September 30, 2021. The effective tax rate for the nine months ended September 30, 2022 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m).

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted annual financial statement income over a three-year period in excess of $1 billion. The Company does not expect the Act to materially impact its consolidated financial statements.

14. Equity

The tables below present changes in stockholders' equity for the three and nine months ended September 30, 2022 and 2021.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2022	73,024,147	$7,302	$232,942,666	$(93,181,114)	$—	$139,768,854
Net income	—	—	—	33,040,588	—	33,040,588
Stock-based compensation	—	—	328,685	—	—	328,685
Balances at September 30, 2022	73,024,147	$7,302	$233,271,351	$(60,140,526)	$—	$173,138,127

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2021	73,543,602	$7,354	$226,070,308	$(51,763,255)	$—	$174,314,407
Net income	—	—	—	34,716,600	—	34,716,600
Repurchase of common stock	(1,474,781)	(147)	—	(10,149,557)	—	(10,149,704)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,973)	—	(12,533)	—	—	(12,533)
Issuance of common stock upon vesting of RSUs	132,396	13	(13)	—	—	—
Issuance of common stock upon exercise of warrants	824,903	82	6,120,696	—	—	6,120,778
Cash dividend ($0.45 per share)	—	—	—	(32,944,314)	—	(32,944,314)
Stock-based compensation	—	—	1,092,893	—	—	1,092,893
Balances at September 30, 2022	73,024,147	$7,302	$233,271,351	$(60,140,526)	$—	$173,138,127

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2021	75,389,417	$7,539	$225,678,876	$(108,965,453)	$—	$116,720,962
Net loss	—	—	—	(3,113,358)	—	(3,113,358)
Repurchase of common stock	(1,110,763)	(111)	—	(7,134,577)	—	(7,134,688)
Payment of common stock tendered for employee stock-based compensation tax obligations	(25,203)	(2)	(160,554)	—	—	(160,556)
Issuance of common stock upon vesting of RSUs	53,334	5	(5)	—	—	—
Stock-based compensation	—	—	243,502	—	—	243,502
Balances at September 30, 2021	74,306,785	$7,431	$225,761,819	$(119,213,388)	$—	$106,555,862

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2020	77,195,704	$7,720	$224,978,430	$(95,192,881)	$—	$129,793,269
Net loss	—	—	—	(3,756,262)	—	(3,756,262)
Repurchase of common stock	(3,024,690)	(302)	—	(20,264,245)	—	(20,264,547)
Payment of common stock tendered for employee stock-based compensation tax obligations	(27,105)	(3)	(173,915)	—	—	(173,918)
Issuance of common stock upon vesting of RSUs	162,876	16	(16)	—	—	—
Stock-based compensation	—	—	957,320	—	—	957,320
Balances at September 30, 2021	74,306,785	$7,431	$225,761,819	$(119,213,388)	$—	$106,555,862

On August 2, 2021, the Company's Board of Directors authorized a share repurchase program ("New Repurchase Authorization") under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the New Repurchase Authorization  may be made from time to time at the Company's discretion in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company's management in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors, including: timing of procurement orders under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities. During the nine months ended September 30, 2022, the Company repurchased approximately 1.5 million shares of common stock under the New Repurchase Authorization for approximately $10.1 million. No shares were repurchased in the three months ended September 30, 2022.

Prior to the effective date of the New Repurchase Authorization, the Company repurchased shares under a program that was announced in March 2020. Under this program, $50 million of the Company's common stock was repurchased, including approximately 1.1 million shares of common stock for approximately $7.1 million that was repurchased during the three months ended September 30, 2021, and 3.0 million shares of common stock for approximately $20.3 million that was repurchased during the nine months ended September 30, 2021.

On May 5, 2022, the Board of Directors declared a special dividend of $0.45 per share on the common stock of the Company, which resulted in an overall dividend payment of $32.9 million. The special dividend was paid on June 2, 2022 to shareholders of record at the close of business on May 17, 2022.

15. Leases

The Company leases its Corvallis, Oregon, facilities and office space under an operating lease, which was signed on November 3, 2017 and commenced on January 1, 2018. The initial term of this lease was to expire on December 31, 2019 after which the Company had two successive renewal options; one for two years and the other for three years. In the second quarter of 2019, the Company exercised the first renewal option, which extended the lease expiration date to December 31, 2021. In the second quarter of 2021, the Company exercised the second renewal option, which extended the lease expiration date to December 31, 2024. In connection with the exercise of the second renewal option, the Company recorded an increase to operating lease right-of-use assets and operating lease liabilities of approximately $0.7 million in the second quarter of 2021.

On May 26, 2017 the Company and M&F entered into the HQ Lease, a ten-year office lease agreement, pursuant to which the Company agreed to lease 3,200 square feet in New York, New York. The Company is utilizing premises leased under the HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Operating lease costs totaled $0.5 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.5 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the weighted-average remaining lease term of the Company’s operating leases was 3.88 years while the weighted-average discount rate was 4.53%.

Future cash flows under operating leases as of September 30, 2022 are expected to be as follows:

2022	$110,340
2023	669,048
2024	678,627
2025	406,994
2026	409,971
Thereafter	165,916
Total undiscounted cash flows under leases	2,440,896
Less: Imputed interest	(224,813)
Present value of lease liabilities	$2,216,083

As of September 30, 2022, approximately $1.7 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

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

Monkeypox Outbreak

Starting in June 2022, procurement orders for oral TPOXX® from new international jurisdictions, as well as orders under existing contracts, have occurred as SIGA has received ongoing inquiries about accessing oral TPOXX® in connection with a global monkeypox outbreak.  The Company believes that a portion of the courses of oral TPOXX® delivered under these orders are being used for the treatment of active monkeypox cases as part of a response to this outbreak by the global health community.

Monkeypox is a disease caused by infection with the monkeypox virus. The monkeypox virus is part of the same family of viruses as smallpox. Monkeypox symptoms are similar to smallpox but are not as severe, with historical fatality in Africa of less than 1% to 10% depending on region and clade.  The first human case of monkeypox was recorded in 1970. Since then, monkeypox has been reported in several central and western African countries, with case numbers greatly increasing in recent years. Prior to the ongoing 2022 outbreak, nearly all monkeypox cases in people outside of Africa were linked to international travel to countries where the disease commonly occurs, or through imported animals, including two cases in the United States in 2021. These cases are currently occurring on multiple continents. On July 23, 2022, the World Health Organization declared the monkeypox outbreak as a public health emergency of international concern. On August 4, 2022, the U.S. Government declared the monkeypox outbreak as a public health emergency.

Starting in the third quarter of 2022, in connection with the monkeypox outbreak, randomized, placebo-controlled clinical trials have been initiated in the United States, United Kingdom and Democratic Republic of Congo ("DRC") to further assess the safety and efficacy of TPOXX® in participants with monkeypox. These randomized clinical trials are now enrolling patients to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active monkeypox disease.

Study of Tecovirimat for Human Monkeypox Virus (STOMP; A5418) is a U.S.-based clinical trial sponsored by the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health. The NIAID-funded AIDS Clinical Trials Group is leading the study, which may later expand to international sites. Study investigators aim to enroll more than 500 participants, including children and those who are pregnant or breastfeeding, from clinical research sites. The trial will also include an open label arm that will include children, pregnant/breastfeeding individuals and those who are immunocompromised or have severe monkeypox disease.

PLATINUM is a U.K.-based clinical trial commissioned and funded by the National Institute for Health Care and Research. The trial is led by researchers at Oxford University and aims to recruit at least 500 participants, including children weighing ≥13 kg, across the U.K.

PALM 007 is a DRC-based clinical trial sponsored by NIAID and Institute National de Recherche Biomédicale. Study investigators aim to enroll more than 450 participants, including children weighing ≥3 kg and women who are pregnant or breastfeeding, at clinical sites in the DRC.

COVID-19 Pandemic

The COVID-19 pandemic has caused significant societal and economic disruption. The continuing direct and indirect impacts of the pandemic are significant and broad-based, including supply chain disruptions and labor shortages that started during the pandemic and continue to represent business and financial risks.  As such, the Company is continually coordinating with service providers and vendors, in particular Contract Manufacturing Organizations ("CMOs") that constitute our supply chain, with respect to risks and mitigating actions.

As of the filing date of this report, the Company has not identified or been notified by government customers of impediments to the continued full performance of their government contracts. With regard to day-to-day operations, the COVID-19 pandemic, and the secondary effects of the pandemic, have at times slowed the pace of execution of government contracts as well as new contract generation. Additionally, the COVID-19 pandemic, and the secondary effects of the pandemic have increased the risk of delays in connection with a broad range of operational activities, including: supply chain procurement of raw materials and manufacturing; and certain research and development activities, such as those that involve clinical trials. Furthermore, the pandemic and related secondary effects could result in a slower pace of future product deliveries if there are shortages or delays in the receipt by the supply chain of raw materials or supplies, or if labor shortages become more acute.  While the Company does not currently expect such delays to have a material adverse impact on the financial condition of the Company or its long-term operating performance, and while the COVID-19 pandemic has not adversely affected the liquidity position of the Company, the Company cannot give assurances as to the full extent of the impact at this time.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of the intravenous (IV) formulation of TPOXX® (“IV TPOXX®”). Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of September 30, 2022, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $268.9 million of payments are related to exercised options and up to approximately $281.9 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund advanced development of IV TPOXX®; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2022, the Company has received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $17.1 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during the nine months ended September 30, 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $268.9 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; payments up to $25.6 million for the manufacture of courses of IV FDP, of which $10.2 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP, payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®, and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2022, the Company has received $225.1 million for the delivery (and related procurement of raw materials) of oral TPOXX® to the Strategic Stockpile; received $10.2 million for the completed manufacture of IV BDS, which has been recorded as deferred revenue as of September 30, 2022; and received or billed $8.1 million in connection with post-marketing activities for oral TPOXX®.

Unexercised options specify potential payments up to approximately $281.9 million in total (if all such options are exercised). There are options for the following activities: payments of up to $225.1 million for the delivery of oral TPOXX® to the Strategic Stockpile; payments of up to $51.2 million for the manufacture of courses of IV FDP, of which up to $20.5 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; and payments of up to approximately $5.6 million for supportive procurement activities.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised one of the three IV BDS options and one of the three IV FDP options, both of which were exercised simultaneously in 2022. If BARDA decides to only exercise the remaining IV BDS Options, then the Company would receive payments up to $20.5 million; alternatively, if BARDA decides to exercise all the remaining IV BDS Options and IV FDP Options, then the Company would receive payments up to $51.2 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP. The Company estimates that sales of the IV formulation under this contract (under current terms), assuming the IV FDP Options were exercised, would have a gross margin (sales less cost of sales, as a percentage of sales) that is less than 40%.

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

U.S. Department of Defense Procurement Contracts

On May 12, 2022, the Company announced a contract with the U.S. Department of Defense ("DoD") for the procurement of oral TPOXX® ("DoD Contract #1").  The DoD Contract #1 included a firm commitment for the DoD to procure approximately $3.6 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD, for the procurement of approximately $3.8 million of oral TPOXX®.  In the second quarter of 2022, the Company delivered and recognized revenue of $3.6 million for the delivery of oral TPOXX® to the DoD, fulfilling the firm commitment in DoD Contract #1. In the third quarter of 2022, the DoD exercised the option for $3.8 million of oral TPOXX® and the Company satisfied its obligation by delivering product and recognized the related revenue in September 2022.

On September 28, 2022, the Company and the DoD signed a new procurement contract ("DoD Contract #2"). The DoD Contract #2 includes a firm commitment for the DoD to procure approximately $5.2 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD for the procurement of approximately $5.5 million of oral TPOXX®.

International Procurement Contracts

This year, through October 31, 2022, the Company has received firm commitment orders from 13 international customers (including Canada) for the delivery of approximately $77 million of oral TPOXX®, of which approximately $39 million is for Canada and approximately $38 million is for jurisdictions in Europe, Asia-Pacific, and the Middle East.  Additionally, the contract with CDND (defined below) has an option until March 31, 2024, exercisable at the sole discretion of CDND, for the purchase of up to an additional $6 million of oral TPOXX®. With respect to the $77 million of firm commitment orders that have been received this year, approximately $66 million of oral TPOXX® was delivered and recorded as revenue in the nine months ended September 30, 2022, and the remaining orders are expected to be fulfilled between November 1, 2022 and July 31, 2023. Through an International Promotion Agreement (defined below), Meridian Medical Technologies, Inc. (“Meridian”) is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.  The Public Health Agency of Canada (“PHAC”) and the Canadian Department of National Defence (“CDND”) are among the contracting parties for the purchase of oral TPOXX® (see below for a summary description of these contracts).

On January 13, 2021, PHAC awarded a contract to Meridian (the “PHAC Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In March 2022 and July 2022, PHAC executed amendments in which total procurement of oral TPOXX® under the PHAC Contract was increased to an amount of approximately $45 million. Prior to 2022, approximately $10 million of oral TPOXX® had been ordered and delivered to PHAC.  No courses of oral TPOXX® were delivered under this contract for the first six months of 2022. During the three months ended September 30, 2022, approximately $35 million of oral TPOXX® was delivered to PHAC and recognized as revenue. Including the deliveries in the third quarter of 2022, there are no current remaining amounts specified in the PHAC Contract.

On April 3, 2020, the Company announced that the CDND awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND would purchase up to approximately $14 million of oral TPOXX® over four years. Prior to 2022, approximately $4 million of oral TPOXX® had been ordered and delivered to CDND. No courses of oral TPOXX® were delivered under this contract for the first nine months of 2022. As of September 30, 2022, an approximate firm commitment order of $4 million remains to be delivered under this contract.  Additionally, there are approximately $6 million of unexercised options, exercisable at the sole discretion of CDND, remaining under this contract.

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

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of September 30, 2022, remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract is up to $11.2 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion.

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022, revenues from product sales and supportive services were $65.6 million. Such revenues primarily relate to international sales of oral TPOXX® of approximately $61.3 million and sales of oral TPOXX® to the DoD of approximately $3.8 million. For the three months ended September 30, 2021, revenues from product sales and supportive services were $2.3 million, which primarily relate to the acceptance of courses of oral TPOXX® delivered to CDND.

Revenues from research and development activities for the three months ended September 30, 2022 and 2021, were $6.6 million and $2.5 million, respectively. The increase of $4.1 million of revenue is primarily related to an increase in clinical trial activity under the PEP Label Expansion R&D Contract in connection with the PEP development program, as well as an increase in R&D activity under the BARDA Contract.

Cost of sales and supportive services for the three months ended September 30, 2022 and 2021 were $3.9 million and $0.1 million, respectively. Such costs in 2022 were associated with the manufacture and delivery of courses of oral TPOXX® for international sales and sales to the DoD. Such costs in 2021 were primarily associated with the manufacture and delivery of courses of oral TPOXX® to CDND.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2022 and 2021 were $19.7 million and $4.5 million, respectively. The increase of approximately $15.2 million mostly reflects promotion fees incurred in connection with international sales that substantially increased from the comparable period in 2021.

Research and development (“R&D”) expenses for the three months ended September 30, 2022 and 2021 were $5.7 million and $3.2 million, respectively, reflecting an increase of approximately $2.5 million. The increase is primarily attributable to an increase in direct vendor-related expenses incurred in connection with activities under the PEP Label Expansion R&D Contract and the BARDA Contract.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the statement of operations. The warrant was fully exercised during the three months ended June 30, 2022. For the three months ended September 30, 2022, we recorded no activity. For the three months ended September 30, 2021, we recorded a loss of approximately $1.1 million, reflecting an increase in the fair value of the liability-classified warrant primarily due to the increase in our stock price.

For the three months ended September 30, 2022 and 2021, we recorded pre-tax income/(loss) of $43.1 million and ($4.0) million, respectively, and a corresponding income tax (provision)/benefit of ($10.1) million and $0.9 million, respectively. The effective tax rates during the three months ended September 30, 2022 and 2021 were 23.4% and 21.9%, respectively. Our effective tax rate for the periods ended September 30, 2022 and 2021 differ from the statutory rate primarily as a result of state taxes, and non-deductible executive compensation under Internal Revenue Code Section 162(m).

Nine Months Ended September 30, 2022 and 2021

For the nine months ended September 30, 2022, revenues from product sales and supportive services were $81.6 million. Such revenues primarily relate to approximately $66.2 million of international sales of oral TPOXX®; approximately $7.5 million of oral TPOXX® sales to the DoD; and approximately $7.2 million of sales of IV TPOXX® to the U.S. Government under the 19C BARDA Contract. For the nine months ended September 30, 2021, revenues from product sales and supportive services were $12.8 million. Such revenues in 2021 primarily relate to the delivery and acceptance of courses of oral TPOXX® delivered to PHAC and CDND.

Revenues from research and development activities for the nine months ended September 30, 2022 and 2021, were $17.9 million and $5.5 million, respectively. Most of the increase of $12.4 million relates to clinical trial activity under the PEP Label Expansion R&D Contract in connection with the PEP development program, with R&D activity under the BARDA Contract also contributing to the increase.

Cost of sales and supportive services for the nine months ended September 30, 2022 and 2021 were $9.6 million and $1.3 million, respectively. The increase mostly relates to an increase in international sales of oral TPOXX® and approximately $4.4 million of cost for the manufacture and sale of IV TPOXX® in 2022; manufacturing costs per unit are higher for IV TPOXX® than oral TPOXX®.

SG&A expenses for the nine months ended September 30, 2022 and 2021 were $29.2 million and $14.1 million, respectively. The increase of approximately $15.1 million mostly reflects promotion fees incurred in connection with international sales that substantially increased from the comparable period in 2021.

R&D expenses for the nine months ended September 30, 2022 and 2021 were $16.1 million and $7.8 million, respectively. The increase of $8.3 million is mostly attributable to an increase in direct vendor-related expenses incurred in connection with activities under the PEP Label Expansion R&D Contract and the BARDA Contract.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the statement of operations. The warrant was fully exercised during the nine months ended September 30, 2022. For the nine months ended September 30, 2022 and 2021, we recorded a gain of approximately $0.4 million and $0.3 million, respectively, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

For the nine months ended September 30, 2022, we recorded pre-tax income of $45.3 million and a corresponding income tax provision of ($10.5) million. For the nine months ended September 30, 2021, we recorded a pre-tax loss of ($4.6) million and a corresponding income tax benefit of $0.8 million. The effective tax rates during the nine months ended September 30, 2022 and 2021 were 23.3% and 17.7%, respectively. Our effective tax rate for the period ended September 30, 2022 differs from the statutory rate primarily as a result of state taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m). Our effective tax rate for the nine months ended September 30, 2021 differs from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Liquidity and Capital Resources

As of September 30, 2022, we had $109.7 million in cash and cash equivalents compared with $103.1 million at December 31, 2021.

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

Net cash provided by/(used in) operating activities for the nine months ended September 30, 2022 and 2021 was $49.7 million and ($4.6) million, respectively. For the nine months ended September 30, 2022, the receipt of approximately $80 million for product delivery and acceptance of oral TPOXX® courses delivered to the Strategic Stockpile in December 2021, as well as the receipt of approximately $23 million in connection with 2022 product deliveries and advance payments were partially offset by the payment of approximately $19 million of federal income taxes in connection with the 2021 tax year; an increase in inventory investment in connection with a broadening of the customer base for TPOXX® and mitigation of increasing general supply chain risks; and costs in relation to customary operating activities. For the nine months ended September 30, 2021, net cash usage related to support of ordinary working capital (accounts receivable, accounts payable, inventory, and prepaids, among other items) and customary operating activity was partially offset by the receipt of cash from international sales.

Investing Activities

There was no cash-related investing activity for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, we used cash of $24,424 for capital expenditures.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022 was $43.1 million, which was primarily attributable to our special cash dividend of approximately $32.9 million. In addition, we repurchased approximately 1.5 million shares of common stock for approximately $10.1 million. Cash used in financing activities for the nine months ended September 30, 2021 was $20.4 million, which was substantially all attributable to our repurchase of approximately 3.0 million shares of common stock.

On May 5, 2022, the Board of Directors declared a special dividend of $0.45 per share on the common stock of the Company, which resulted in an overall dividend payment of $32.9 million. The special dividend was paid on June 2, 2022 to shareholders of record at the close of business on May 17, 2022.

Future Cash Requirements

As of September 30, 2022, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $21.8 million.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

The Company did not adopt any accounting standards this quarter.

Safe Harbor Statement

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the Strategic Stockpile, the enforceability of our procurement contracts, such as the 19C BARDA Contract (the "BARDA Contract"), with BARDA, and responding to the global outbreak of monkeypox. The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contract, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contract, DOD Contract #2 or PEP Label Expansion R&D Contract are modified or canceled at the request or requirement of the U.S. Government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xiv) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, such as COVID-19, are ineffective and may adversely affect SIGA’s business, and (xv) risks associated with responding to the current monkeypox outbreak, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-Q is not incorporated by reference into this filing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 1, 2022 to July 31, 2022	-	$-	-	$35,325,830
August 1, 2022 to August 31, 2022	-	-	-	35,325,830
September 1, 2022 to September 30, 2022	-	-	-	35,325,830
	-	$-	-

On August 5, 2021, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. The timing and actual number of shares repurchased will depend on a variety of factors, including: the timing of procurement orders under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities. No shares were repurchased in the three months ended September 30, 2022.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 16, 2022).
3.2	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 15, 2021).
10.1†	Amendment of Solicitation/Modification of Contract 00009, dated January 27, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
10.2	Amendment of Solicitation/Modification of Contract 00010, dated March 29, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
10.3	Amendment of Solicitation/Modification of Contract 000011, dated July 26, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
10.4†	Amendment of Solicitation/Modification of Contract 000012, dated August 5, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
10.5†	Amendment of Solicitation/Modification of Contract 000021, dated September 28, 2022, to Agreement, dated May 13, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
10.6	Amendment of Solicitation/Modification of Contract 000022, dated September 29, 2022, to Agreement, dated May 13, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 3, 2022	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)