Form 10-K
period 2022-12-31
SIGA TECHNOLOGIES INC
filed 2023-03-02
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2022 as reported on The Nasdaq Global Market was approximately $549,866,712.

As of February 15, 2023, the registrant had outstanding 72,201,169 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2023 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Part I

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the U.S. Strategic National Stockpile ("Strategic Stockpile"), the enforceability of our procurement contracts, such as the 19C BARDA Contract (the "BARDA Contract"), with the U.S. Biomedical Advanced Research and Development Authority ("BARDA"), and responding to the global outbreak of monkeypox ("mpox"). The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contract, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contract, DoD Contract #2 (defined below) or PEP Label Expansion R&D Contract (defined below) are modified or canceled at the request or requirement of the U.S. Government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xiv) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, such as COVID-19, are ineffective and may adversely affect SIGA’s business, and (xv) risks associated with responding to the current mpox outbreak, as well as the risks and uncertainties included in Item 1A “Risk Factors” of this Form 10-K. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-K is not incorporated by reference into this filing.

Item 1. Business

Overview

SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

We are a commercial-stage pharmaceutical company. The Company sells its lead product, TPOXX® (“oral TPOXX®,” also known as "tecovirimat" in certain international markets), to the U.S. government and international governments (including government affiliated entities). Additionally, the Company sells the intravenous formulation of TPOXX® ("IV TPOXX®") to the U.S. Government.

TPOXX® is an oral formulation antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved oral TPOXX® for the treatment of smallpox. The Company has been delivering oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile") since 2013.

In connection with IV TPOXX®, SIGA announced on May 19, 2022 that the FDA approved this formulation for the treatment of smallpox.

In addition to being approved by the FDA, oral TPOXX® (tecovirimat) has regulatory approval with the European Medicines Agency ("EMA"), Health Canada and the Medicines and Healthcare Products Regulatory Agency ("MHRA") of the United Kingdom. The EMA and MHRA approved label indication covers the treatment of smallpox, monkeypox ("mpox"), cowpox, and vaccinia complications following vaccination against smallpox. The Health Canada approved label indication covers the treatment of smallpox.

With respect to the regulatory approvals by the EMA, MHRA and Health Canada, oral tecovirimat represents the same formulation that was approved by the FDA in July 2018 under the brand name TPOXX®.

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company has recently completed enrollment of an immunogenicity trial and is planning to meet target enrollment for an expanded safety trial in March of 2023.  Provided unblinded results from these trials are supportive of a regulatory submission, the Company expects to commence in 2023 the preparation of a supplemental New Drug Application (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX®, targeting early 2024 for its submission to the FDA.

In connection with the global response to an mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated, starting in the third quarter of 2022, to assess the safety and efficacy of TPOXX® in participants with mpox.  The first three randomized, placebo-controlled clinical trials to be launched were in the United States, United Kingdom and the Democratic Republic of Congo ("DRC"). These randomized clinical trials are now enrolling patients to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease.

Study of Tecovirimat for Human Monkeypox Virus (STOMP; A5418) is a U.S.-based clinical trial sponsored by the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health. The NIAID-funded AIDS Clinical Trials Group is leading the study, which may later expand to international sites. Study investigators aim to enroll more than 500 participants, including children and those who are pregnant or breastfeeding, at clinical research sites. The trial will also include an open label arm that will include children, pregnant/breastfeeding individuals and those who are immunocompromised or have severe mpox disease.

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

The Company may be able to use data from the trials noted above to potentially pursue an FDA label expansion of oral TPOXX® for an indication covering the treatment of mpox. The viability, and timing, of a potential FDA submission for an mpox indication will be impacted by a series of factors, including the magnitude and severity of future mpox cases, the location of future cases, enrollment in clinical trials, and results of randomized, placebo-controlled and observational clinical trials.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with BARDA pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2022, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $268.9 million of payments are related to exercised options and up to approximately $281.9 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2022, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile, and $18.8 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP.

The options that have been exercised to date provide for payments up to approximately $268.9 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; payments up to $25.6 million for the manufacture of courses of IV FDP, of which $10.2 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2022, the Company had received $225.1 million for the delivery (and related procurement of raw materials) of oral TPOXX® to the Strategic Stockpile; $10.2 million for the completed manufacture of IV BDS; and $7.3 million in connection with post-marketing activities for oral and IV TPOXX®.

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

Under the terms of this contract, exercise of procurement options is at the sole discretion of BARDA. The request for proposal that preceded the award of the 19C BARDA Contract indicated that the expected purpose of the contract was to maintain the level of smallpox antiviral preparedness in the Strategic Stockpile. Based on prior product delivery activity, and current FDA-approved shelf life of oral TPOXX®, the Company estimates that approximately 920,000 courses of smallpox antiviral treatment would need to be delivered to the Strategic Stockpile in 2023 and 2024 in order to maintain historical stockpile levels of unexpired TPOXX® treatment in the Strategic Stockpile.

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

International Procurement Contracts

In 2022, the Company received firm commitment orders from 13 international customers (including Canada) for the delivery of approximately $77 million of oral TPOXX®, of which approximately $39 million is for Canada and approximately $38 million is for jurisdictions in Europe, Asia-Pacific, and the Middle East.  Additionally, the contract with the Canadian Department of National Defence ("CDND") has an option until March 31, 2024, exercisable at the sole discretion of CDND, for the purchase of up to an additional $6 million of oral TPOXX®. With respect to the $77 million of firm commitment orders that were received this year, approximately $71 million of oral TPOXX® was delivered and recorded as revenue in 2022, and the remaining order is expected to be fulfilled by July 31, 2023. Through an International Promotion Agreement (defined and discussed below), Meridian Medical Technologies, Inc. (“Meridian”) is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.  The Public Health Agency of Canada (“PHAC”) and the CDND are among the contracting parties for the purchase of oral TPOXX® (see below for a summary description of these contracts).

On January 13, 2021, PHAC awarded a contract to Meridian (the “PHAC Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In March 2022 and July 2022, PHAC executed amendments in which total procurement of oral TPOXX® under the PHAC Contract was increased to an amount of approximately $45 million. Prior to 2022, approximately $10 million of oral TPOXX® had been ordered and delivered to PHAC. During 2022, all remaining amounts under the PHAC Contract of approximately $35 million of oral TPOXX® were delivered to PHAC and recognized as revenue.

On April 3, 2020, the Company announced that the CDND awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND would purchase up to approximately $14 million of oral TPOXX® over four years in an option-based contract. Prior to 2022, approximately $4 million of oral TPOXX® had been ordered and delivered to the CDND. In 2022, approximately $4 million of oral TPOXX® was delivered and recognized as revenue under this contract, leaving approximately $6 million of unexercised options, exercisable at the sole discretion of CDND, remaining under this contract.

The above-listed contract awards were coordinated between SIGA and Meridian under the international promotion agreement (as amended, the "International Promotion Agreement") that has an effective date of May 31, 2019. Under the International Promotion Agreement, Meridian is the counterparty in connection with international contracts for oral TPOXX® and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

International Promotion Agreement

Under the terms of the International Promotion Agreement, which has an effective date of May 31, 2019 and an initial term that expires on May 31, 2024, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian has agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA retains ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, also retains sales and marketing rights with respect to oral TPOXX®. SIGA’s consent is required for the entry into any sales arrangement pursuant to the International Promotion Agreement.

Sales to international customers pursuant to the International Promotion Agreement are invoiced and collected by Meridian, and such collections are remitted, less Meridian's fees, to the Company under a quarterly process specified in the International Promotion Agreement. The fee Meridian retains pursuant to the International Promotion Agreement is a specified percentage of the collected proceeds of sales of oral TPOXX®, net of certain expenses, for calendar years in which customer collected amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for calendar years in which such net collected amounts exceed the specified threshold. Taking into account Meridian’s fee and manufacturing costs of oral TPOXX®, it is currently estimated by the Company that international sales of oral TPOXX® each year will have a contribution margin (as expressed as a percentage of product sales, and before any consideration of expenses not directly related to manufacturing or Meridian activities) of between approximately 65% and 80%, depending on the international sales levels each year. For purposes of this disclosure, contribution margin (in amount) represents international product sales less applicable cost of sales and the Meridian fee (which is included within selling, general and administrative expenses within the income statement).

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $ 19.5 million, with an initial award of $ 12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025.

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

Oral TPOXX®:

For the manufacture of oral TPOXX®, the Company uses the following CMOs: W.R. Grace and Company (“Grace”), who acquired the assets of Albemarle's Fine Chemistry Services Business in 2021; Microsize, formerly known as Powdersize, LLC and renamed following a change of control transaction; Catalent Pharma Solutions LLC (“Catalent”); and Packaging Coordinators, LLC ("PCI").

SIGA has had manufacturing agreements with Grace and a predecessor owner (Albemarle) since 2011.  Pursuant to the current agreement with Grace, which was put in place in 2018 when Albemarle was the owner of the operations that provide services to SIGA, Grace manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in TPOXX®. The agreement provides that, during the term of the current agreement, SIGA was required to purchase 100% of its internal and external API requirements for TPOXX® from Grace until the later of (i) September 30, 2021 and (ii) such time as SIGA has purchased 12 metric tons of API from Grace under the agreement. As of December 31, 2022, SIGA has purchased more than 12 metric tons of API; as such, SIGA will purchase at least 70% of its internal and external API requirements for TPOXX® from Grace until the end of the term of the agreement (as described below), unless the Company receives an offer to purchase API at a price that Grace is unable to match, in which event SIGA will purchase at least 30% of its internal and external API requirements for TPOXX® from Grace until September 30, 2023. There is no minimum amount of kilograms of API that must be used or acquired by SIGA. The following events are excluded from the “100% API” requirement: (i) if a contract entered into by SIGA for the sale of final drug product (“FDP”) requires that the product used as the API for such FDP be manufactured outside the U.S. and Grace is unwilling or unable to subcontract such manufacture to a party or parties that meet the terms of the agreement; (ii) if a contract entered into by SIGA for the sale of FDP in an intravenous formulation requires different specifications than those provided for under the agreement and the parties are not able to reach agreement on the necessary changes to the specifications or on pricing; or (iii) if Grace fails to perform any of its obligations under the agreement and does not cure such failure within 30 days of written notice from SIGA. SIGA is required to pay Grace within 45 days of its invoice date. Pricing for API is at a fixed price per kilogram, subject to adjustment for increases in raw material costs and/or general manufacturing costs. Grace is required to deliver API that conforms to specifications outlined in the agreement; the Company is not required to pay for API that does not meet specifications. The Company has 120 days to reject any shipments that do not meet such specifications or are damaged. In addition to receiving payments for API deliveries, Grace is also paid for related services, such as stability testing. The Company’s agreement with Grace is currently scheduled to expire upon the earlier of: (i) September 30, 2023, or (ii) the fulfillment of delivery obligations under the 19C BARDA Contract. As such, since the delivery obligations under the 19C BARDA Contract have not been fulfilled yet, the contract term continues. At the end of the above-mentioned contract term, the agreement will renew for successive one-year renewal terms until either the Company or Grace provides notice of non-renewal at least 90 days prior to the expiration date of a term.

Microsize micronizes and tests API for use in oral TPOXX®. The Company’s agreement with Microsize's predecessor was amended on January 11, 2019. The amended term ends on the tenth anniversary of the amendment date.

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

PCI provides packaging services in connection with oral TPOXX®. Additionally, PCI has contracted with the Company to provide packaging services in connection with the intravenous formulation of TPOXX®. The Company’s agreement with PCI had an initial term that ended on March 1, 2022. Thereafter, this agreement automatically renews for successive one-year periods unless either party provides 120 days' notice of its desire to terminate the agreement prior to the expiration of the term. Notice has not been provided by either party and, as such, the agreement has been automatically extended to March 1, 2024.  The agreement can be terminated earlier than March 1, 2024 under certain conditions.

Intravenous (IV) formulation of TPOXX®:

For the manufacture of IV TPOXX® under the BARDA Contract, the Company has agreed to use the following CMOs: Roquette America, Inc. (“Roquette”); Patheon Manufacturing Services LLC (“Patheon”); and PCI.

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

Patheon manufactures, tests and packages IV TPOXX®. SIGA agreed that Patheon will be entitled to manufacture at least 80% of IV TPOXX® offered for sale by SIGA during the first three years of the agreement, provided Patheon adheres to reasonable manufacturing standards. Thereafter, the manufacturing percentage will be as mutually agreed upon by the parties. The Company’s agreement with Patheon has an initial term that ends on the later of: December 31, 2022 or, such date as all government contracts related to IV TPOXX® are terminated. As such, since the Company continues to have active government contracts related to IV TPOXX®, the contract term continues. At the end of the above mentioned contract term, this agreement automatically renews for two-year increments unless either party provides twelve months’ notice of its desire to terminate the agreement prior to the expiration of the term.

As noted above, PCI provides packaging services for IV TPOXX®. Grace provides the API used in manufacturing of the intravenous formulation.

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

SIGA seeks to promote a sustainable environment by tracking the involvement of its manufacturing supply chain in initiatives and organizations that prioritize a sustainable environment. Almost all manufacturers within SIGA’s supply chain, including Grace, Catalent, PCI, Patheon and Roquette, maintain corporate social responsibility and/or sustainability programs and publicly report on those programs.

SIGA also pursues such policies within its own corporate environment, although SIGA's corporate scale is relatively too small to report separately their impact.

Market for Medical Countermeasures for Biological Threats

The market for medical countermeasures reflects continued awareness of the risks and threats of biological outbreaks, including such outbreaks related to global terror and biowarfare activity. The U.S. Government is the largest source of development and procurement funding for academic institutions and biopharmaceutical companies conducting medical countermeasure research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. For the U.S. Government's fiscal year ended September 30, 2022, the budget for annual spending by the U.S. Department of Health and Human Services ("HHS") for activities related to advanced development and procurement of medical countermeasures for biodefense-related biological threats to civilian populations was more than $2 billion.

We believe that potential markets for the sale of medical countermeasures include:

•	The U.S. government, including both public health and defense agencies;
•	foreign governments, including both public health and defense agencies;
•	NGOs and multinational companies;
•	healthcare providers, including hospitals and clinics; and
•	state and local governments, which may be interested in procuring these products to protect, among others, emergency responders, such as police, fire and emergency medical personnel.

General

With respect to U.S. government contracts, we receive cash payments on a monthly basis, as services are performed or goods are purchased. Amounts under contract and grant agreements are not guaranteed and can be canceled at any time for reasons such as non-performance or convenience of the U.S. Government and, if canceled, we will not receive funds for additional work under the agreements. With respect to international government contracts, we receive cash payments based on the terms contained within the International Promotion Agreement with Meridian, under which Meridian collects payments from foreign governments.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly evolving technology and intense competition. Our current and potential competitors include many major pharmaceutical companies, many of which have significant financial, technical and marketing resources. Biotechnology and other pharmaceutical competitors in the medical countermeasure sector include, but are not limited to, Emergent BioSolutions Inc. and Bavarian Nordic A/S. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint ventures.

TPOXX® faces significant competition for government funding for both development and procurement of medical countermeasures for biological, chemical, radiological and nuclear threats, diagnostic testing systems, and other emergency preparedness countermeasures.

Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are more convenient or are less expensive than products that we may develop. In addition, we may not be able to compete effectively if our product candidates do not satisfy governmental procurement requirements, particularly requirements of the U.S. Government with respect to medical countermeasure products.

Human Capital Resources and Research Facilities

As of February 15, 2023, we had 39 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.  Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants with the overall goal of having an employee base that embraces teamwork and shares a focus for using each person’s individual skills, experience and expertise in order to develop and maximize the value of corporate assets, and achieve long-term revenue and earnings growth.

Our research and development facilities are located in Corvallis, Oregon, where we lease approximately 10,276 square feet under a lease agreement that commenced on January 1, 2018 and which expires in December 2024.

Intellectual Property and Proprietary Rights

An important element of SIGA’s business development activities involves the Company's ability to obtain and maintain patent and other intellectual property protection in the U.S. and the rest of the world for its proprietary technologies, drug targets, and potential products and to preserve its trade secrets. Because of the substantial length of time and expense associated with bringing potential products through the development and regulatory clearance processes to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents across various jurisdictions has emerged to date. Accordingly, SIGA cannot predict the type and extent of claims that will be allowed in pending patent applications.

SIGA also relies upon trade secret protection for its confidential and proprietary information. No assurance can be given that other companies will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to SIGA’s trade secrets or that SIGA can meaningfully protect its trade secrets.

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of January 10, 2023, the TPOXX® patent portfolio has seven patent families consisting of 29 U.S. utility patents, 101 issued foreign patents, two U.S. utility patent applications, and 23 foreign patent applications.

The principal and material issued patents covering TPOXX® are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	September 4, 2031
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2011	July 23, 2027
US 7687641	United States	Method of manufacturing ST-246	March 30, 2010	September 27, 2024
US 8124643	United States	Composition of matter for the ST-246 compound and Pharmaceutical compositions containing ST-246	February 28, 2012	June 18, 2024
US 7956197	United States	Method of manufacturing ST-246	June 7, 2011	June 18, 2024
US 8530509	United States	Pharmaceutical compositions containing a mixture of compounds including ST-246	September 10, 2013	June 18, 2024

US 8802714	United States	Method of treating orthopoxvirus infection with a mixture of compounds including ST-246	August 12, 2014	June 18, 2024
US 9045418	United States	Method of manufacturing ST-246	June 2, 2015	June 18, 2024
US 9233097	United States	Liquid Pharmaceutical formulations containing ST-246	January 12, 2016	August 2, 2031
US 9339466	United States	Certain polymorph of ST-246, method of preparation of the polymorph and pharmaceutical compositions containing the polymorph	May 17, 2016	March 23, 2031
US 9546137	United States	Methods of preparing ST-246	January 17, 2017	August 14, 2033
US 9744154	United States	Polymorphic forms of ST-246 and methods of preparation	August 29, 2017	March 23, 2031
US 9862683	United States	Methods of preparing Tecovirimat	January 9, 2018	August 14, 2033
US 9670158	United States	Amorphous Tecovirimat preparation	June 6, 2017	July 11, 2034
US 9889119	United States	Amorphous Tecovirimat preparation	February 13, 2018	July 11, 2034
US 9907859	United States	ST-246 liquid formulations and methods	March 6, 2018	August 2, 2031
US 10029985	United States	Methods of preparing Tecovirimat	July 24, 2018	August 14, 2033
US 10045963	United States	Amorphous Tecovirimat preparation	August 14, 2018	July 11, 2034
US 10045964	United States	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 14, 2018	March 23, 2031
US 10124071	United States	ST-246 liquid formulations and methods	November 13, 2018	August 2, 2031
US 10155723	United States	Methods of preparing Tecovirimat	December 18, 2018	August 14, 2033
US 10406137	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	September 10, 2019	March 23, 2031
US 10406103	United States	Rehydration of micronized Tecovirimat monohydrate	September 10, 2019	November 14, 2034
US 10576165	United States	Liquid Pharmaceutical formulations containing ST-246	March 3, 2020	August 2, 2031
US 10864282	United States	Methods of preparing liquid formulations containing ST-246	December 15, 2020	August 2, 2031
US 10662155	United States	Methods of preparing Tecovirimat	May 26, 2020	August 14, 2033
US 10716759	United States	Rehydration of micronized Tecovirimat monohydrate	July 21, 2020	November 14, 2034
US 10933050	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	March 2, 2021	March 23, 2031
US 11433051	United States	ST-246 suspension formulations	September 6, 2022	November 27, 2039
SG 184201	Singapore	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 22, 2015	March 23, 2031
SG 10201506031U	Singapore	ST-246 liquid formulations and methods	June 11, 2021	August 2, 2031
RU 2578606	Russian Federation	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	March 27, 2016	March 23, 2031
OA 16109	OAPI /Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	October 31, 2013	March 23, 2031
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	December 2, 2014	March 23, 2031
MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
MX 348481	Mexico	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	June 15, 2017	April 23, 2027
MX 347795	Mexico	ST-246 liquid formulations and methods	May 15, 2017	August 2, 2031
MX 361428	Mexico	Polymorphic forms of ST-246 and methods of preparation	December 6, 2018	March 23, 2031
MX 363189	Mexico	Use of pharmaceutical compositions containing ST-246	March 14, 2019	April 23, 2027
MX 368106	Mexico	ST-246 liquid formulations and methods	September 19, 2019	August 2, 2031
KR 101868117	Korea	ST-246 liquid formulations and methods	June 8, 2018	August 2, 2031
JP 4884216	Japan	Therapeutic agent for treating orthopoxvirus including ST-246, pharmaceutical composition of matter for the ST-246 compound and method of manufacturing ST-246	December 16, 2011	June 18, 2024
JP 5657489	Japan	Method of manufacturing ST-246	December 5, 2014	June 18, 2024
JP 5898196	Japan	Liquid Pharmaceutical formulations containing ST-246	March 11, 2016	August 2, 2031
JP 6018041	Japan	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 7, 2016	March 23, 2031
JP 6188802	Japan	Methods of preparing Tecovirimat	August 10, 2017	August 14, 2033
JP 6444460	Japan	Methods of preparing Tecovirimat	December 7, 2018	August 14, 2033
JP 6564514	Japan	Methods of preparing Tecovirimat	August 2, 2019	August 14, 2033

JP 6594303	Japan	Rehydration of micronized Tecovirimat monohydrate	October 4, 2019	November 14, 2034
JP 6843616	Japan	Amorphous Tecovirimat preparation	February 29, 2021	July 11, 2034
JP 7074677	Japan	ST-246 suspension formulations	May 24, 2022	February 15, 2037
BR 112012023743-8	Brazil	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 18, 2020	March 23, 2031
BR 112013002646-4	Brazil	Liquid Pharmaceutical formulations containing ST-246	January 4, 2022	August 2, 2031
CN 2011800245893	China	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 26, 2015	March 23, 2031
CN 2013800429237	China	Methods of preparing Tecovirimat	June 20, 2017	August 14, 2033
CN 2017103075357	China	Methods of preparing Tecovirimat	March 6, 2020	August 14, 2033
CN 2014800653387	China	Rehydration of micronized Tecovirimat monohydrate	February 7, 2020	November 14, 2034
CA 2529761	Canada	Use of ST-246 to treat orthopoxvirus infection, pharmaceutical compositions containing ST-246 and composition of matter for the ST-246 compound	August 13, 2013	June 18, 2024
CA 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027
CA 2866037	Canada	Chemicals, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	May 16, 2017	April 23, 2027
CA 2807528	Canada	Liquid Pharmaceutical formulations containing ST-246	September 25, 2018	August 2, 2031
CA 2966466	Canada	Use of ST-246 to treat orthopoxvirus infections	August 25, 2020	April 23, 2027
CA 2882506	Canada	Methods of preparing Tecovirimat	October 20, 2020	August 14, 2033
CA 2793533	Canada	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 26, 2019	March 23, 2031
CA 2917199	Canada	Amorphous Tecovirimat preparation	August 31, 2021	July 11, 2034
CA 2930461	Canada	Rehydration of micronized Tecovirimat monohydrate	August 16, 2022	November 14, 2034
AU 2004249250	Australia	Method of treating orthopoxvirus infection, pharmaceutical composition containing ST-246 and composition of matter for the ST-246 compound	March 29, 2012	June 18, 2024
AU 2007351866	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	January 10, 2013	June 18, 2024
AU 2011232551	Australia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	February 26, 2015	March 23, 2031
AU 2011285871	Australia	Liquid Pharmaceutical formulations containing ST-246	August 6, 2015	August 2, 2031
AU 2013302764	Australia	Methods of preparing Tecovirimat	April 5, 2018	August 14, 2033
AU 2012268859	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	August 18, 2016	June 18, 2024
AU 2014290333	Australia	Amorphous Tecovirimat preparation	February 21, 2019	July 11, 2034
AU 2014353235	Australia	Rehydration of micronized Tecovirimat monohydrate	August 22, 2019	November 14, 2034
AU 2018201499	Australia	Methods of preparing Tecovirimat	May 21, 2020	August 14, 2033
AU 2019208252	Australia	Rehydration of micronized Tecovirimat monohydrate	July 2, 2020	November 14, 2034
AU 20172211295	Australia	ST-246 suspension formulations	May 2, 2022	February 15, 2037
AU 2020202894	Australia	Methods of preparing Tecovirimat	July 7, 2022	August 14, 2033
AP 3221	ARIPO*/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	April 3, 2015	March 23, 2031
ZA 2012/07141	South Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 29, 2016	March 23, 2031
ZA 2013/00930	South Africa	Liquid Pharmaceutical formulations containing ST-246	November 25, 2015	August 2, 2031
IL 201736	Israel	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	October 1, 2016	April 23, 2027
IL 236944	Israel	Methods of preparing Tecovirimat	February 1, 2017	August 14, 2033
IL 242665	Israel	Methods of preparing intermediate in the preparation of Tecovirimat	February 1, 2020	April 23, 2027
IL 224430	Israel	Liquid Pharmaceutical formulations containing ST-246	December 27, 2019	August 2, 2031
IL 242666	Israel	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2018	April 23, 2027
IL 221991	Israel	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 1, 2019	March 23, 2031
IL 269370	Israel	Compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2020	April 23, 2027
IL 242331	Israel	Amorphous Tecovirimat preparation	March 1, 2021	July 11, 2034
IL 244731	Israel	Rehydration of micronized Tecovirimat monohydrate	September 1, 2021	November 14, 2034

AT 1638938	Austria	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 1638938	Belgium	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 2549871	Belgium	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
BE 2600715	Belgium	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
CH 1638938	Switzerland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
CH 2549871	Switzerland	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
CH 2600715	Switzerland	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 1638938	Germany	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DE 2549871	Germany	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DE 2887938	Germany	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
DE 2600715	Germany	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 3321253	Germany	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
DE 3021836	Germany	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
DE 3043793	Germany	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
DK 1638938	Denmark	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DK 2549871	Denmark	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DK 2600715	Denmark	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
ES 1638938	Spain	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FI 1638938	Finland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 1638938	France	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 2887938	France	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
FR 2549871	France	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
FR 2600715	France	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
FR 3321253	France	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
FR 3021836	France	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
FR 3043793	France	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
GB 1638938	United Kingdom	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
GB 2887938	United Kingdom	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
GB 2549871	United Kingdom	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
GB 2600715	United Kingdom	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031

GB 3321253	United Kingdom	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
GB 3021836	United Kingdom	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
GB 3043793	United Kingdom	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
HK 1179824	Hong Kong	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 21, 2019	March 23, 2031
HK 1184639	Hong Kong	Liquid Pharmaceutical formulations containing ST-246	November 12, 2021	October 28, 2033
IE 1638938	Ireland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
IT 502017000078377	Italy	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029
NL 1638938	Netherlands	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 17, 2029
PL 1638938	Poland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
SE 1638938	Sweden	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029

*African Regional Intellectual Property Organization ("ARIPO") designated contracting states are as follows: Botswana, Gambia, Ghana, Kenya, Lesotho, Liberia, Malawi, Mozambique, Namibia, Sierra Leone, Sudan, Swaziland, Tanzania, Uganda, Zambia, and Zimbabwe.

Organisation Africaine de la Propriété Intellectuelle ("OAPI") designated contracting states are as follows: Benin, Burkina Faso, Cameroon, the Central African Republic, Chad, DRC, Côte d’Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea-Bissau, Mali, Mauritania, the Niger, Senegal, and Togo.

In addition to the patents listed in the above chart, the principal and material patent applications covering TPOXX® include patent filings in multiple jurisdictions, including the United States, Europe, Asia, Australia, and other commercially significant markets. We hold 25 patent applications currently pending with respect to various compositions of TPOXX®, methods of manufacturing, and methods of treatment. Expiration dates for pending patent applications, if granted, will fall between 2031 and 2037.

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

Government Regulation

Regulatory Approval Process

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of any biopharmaceutical product that we may develop. The nature and the extent to which such regulations apply to us vary depending on the nature of each product. In particular, human therapeutic products are subject to rigorous pre-clinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or regulate the manufacturing, safety, labeling, storage, recordkeeping and marketing of such products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are complex and require expertise and the expenditure of substantial resources.

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

The FDA amended its regulations, effective June 30, 2002, to include the “Animal Rule” in circumstances that would permit the typical clinical testing regime to approve certain new drug and biological products used to reduce or prevent the toxicity of chemical, biological, radiological, or nuclear agents not otherwise naturally present for use in humans based on evidence of safety in healthy subjects and evidence of effectiveness derived only from appropriate animal studies and any additional supporting data. The FDA has indicated that approval for therapeutic use of TPOXX® for smallpox was determined under the “Animal Rule.”

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

In addition to regulations in the United States, we are subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union (“EU”) and the United Kingdom (UK), before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product authorization, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency (EMA) where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU Member States within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states. On January 10, 2022, the EMA approved SIGA’s Marketing Authorisation Application (MAA) for oral tecovirimat, the same formulation that was approved by the FDA in July 2018 under the brand name TPOXX®. The EMA approval includes labeling for oral tecovirimat indicating its use for the treatment of smallpox, mpox, cowpox, and vaccinia complications following vaccination against smallpox. The MAA was filed under the centralized application process, which, upon approval, enables sales, including procurement for stockpiling, of oral tecovirimat in all European Union (EU) member states, as well as Norway, Iceland, and Liechtenstein.

The United Kingdom left the European Union on January 31, 2020 (commonly referred to as “Brexit”), with a transitional period that expired on December 31, 2020. The United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which went into effect on January 1, 2021. On July 8, 2022, the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) approved oral tecovirimat for the treatment of smallpox, mpox, cowpox, and vaccinia complications following vaccination against smallpox in adults and children with a body weight of at least 13kg. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of other product candidates in the United Kingdom.

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

Public Readiness and Emergency Preparedness Act

The Public Readiness and Emergency Preparedness Act (the "PREP Act") provides immunity for manufacturers from claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure” in the United States. However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products,” including products intended to diagnose or treat pandemic or epidemic disease, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. Since 2007, the Secretary of HHS has issued nine declarations under the PREP Act to protect from liability countermeasures that are necessary to prepare the nation for potential pandemics or epidemics, including a declaration on October 10, 2008 that provides immunity from tort liability as it relates to smallpox. The PREP Act Declaration for smallpox countermeasures was amended by the Secretary of HHS in 2022 to emphasize that it covers mpox virus, add qualified persons to administer vaccines and therapeutics to address the current public health emergency caused by the 2022 outbreak of mpox cases and the risk of future public health threats arising from orthopoxviruses, and to extend protection from December 31, 2022 to December 31, 2032.

Foreign Regulation

As noted above, in addition to regulations in the United States, we might be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our drug candidates. Regardless of any FDA approval of a product, we may have to obtain approval of that product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The actual time required to obtain clearance to market a product in a particular foreign jurisdiction varies substantially, based upon the type, complexity and novelty of the pharmaceutical drug candidate, the specific requirements of that jurisdiction, and in some countries whether the FDA has previously approved the drug for marketing. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary from country to country. Certain foreign jurisdictions, including the European Union and Canada, have adopted certain biodefense-specific regulations akin to those available in the United States such as a procedure similar to the “Animal Rule” promulgated by the FDA for review and potential approval of biodefense products.

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

Risks Related to Our Dependence on Government Contracts

Government contracts require ongoing funding decisions by governments. A substantial percentage of our potential revenues come from government contracts. The majority of potential revenue under the 19C BARDA Contract, the Company's largest procurement contract, is tied to options which may or may not be exercised at the sole discretion of BARDA. Reduced or discontinued BARDA funding, or the non-exercise of contract options under the 19C BARDA Contract, could cause our business, financial condition, results of operations and prospects to suffer materially.

Government-funded contracts often consist of a base period of performance and options for the performance of certain future activities. The value of goods and services subject to options may constitute the majority of the total value of the underlying contract, as in the case of the 19C BARDA Contract.

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

As of December 31, 2022, more than 85% of remaining contract value of the 19C BARDA Contract is tied to options exercisable in the sole discretion of BARDA. There is no guarantee that any of the remaining options will be exercised, or if they are exercised when such exercise of options will occur. If some of these options are not exercised, because levels of government expenditures and authorizations for biodefense decrease or shift to other programs, or for any other reason, our business, financial condition, results of operations and prospects may suffer materially.

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

We expect a substantial percentage of our future operating revenues to come from contracts with BARDA for the provision and maintenance of the U.S. Government’s stockpile of TPOXX®. If BARDA does not enter into additional contracts after the 19C BARDA Contract to maintain or expand the stockpile of TPOXX®, our long-term business, financial condition and operating results could be materially harmed.

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

Our business with the U.S. Government, international governments, and any future business with state and local governmental agencies are subject to specific procurement regulations and a variety of other legal and compliance obligations. These laws and rules include those related to procurement integrity, rates and pricing of services and goods to be reimbursed by the U.S. Government, export control, government security regulations, employment practices, protection of the environment, accuracy of records and the recording and reporting of costs, and foreign corrupt practices.  Among the most significant government contracting regulations that affect our business are:

•

the Federal Acquisition Regulation and other agency-specific regulations supplemental to the Federal Acquisition Regulation, which comprehensively regulate the procurement, formation, administration and performance of U.S. government contracts;

•

the business ethics and public integrity obligations, which govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and the Foreign Corrupt Practices Act ("FCPA"); and

•

export and import control laws and regulations, including laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

Compliance with these obligations increases our performance and compliance costs. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time and could result in significant civil or criminal penalties. The termination of a government contract as a result of our failure to satisfy any of these obligations would have a material negative impact on our operations and harm our reputation and ability to procure other government contracts or grants in the future.

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

Generally, government contracts contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract or grant for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract or grant for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our government contracts and grants could be terminated under these circumstances.

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

Risks Related to Regulatory Approvals

If we are not able to obtain regulatory approvals for certain additional indications of TPOXX® from the FDA, we may not be able to realize the full benefits of any BARDA contracts or may not be able to commercialize such indications other than through existing sales to BARDA, and our ability to generate future revenue could be materially impaired.

The development and full commercialization of additional indications of TPOXX® in the U.S., such as the indication of use for post-exposure prophylaxis or treatment of mpox, including the testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries and jurisdictions. We could fail to achieve FDA or other regulatory approval of certain indications of TPOXX®, or there could be delays in such approval of TPOXX®, or the approved labeling for such indications of TPOXX® may differ from expectations. Failure to obtain regulatory approval of certain indications for TPOXX® may prevent us from fully commercializing TPOXX® in the United States for the mpox indication or may prevent us from getting procurement orders from the U.S. Government for the post-exposure prophylaxis indication and may impact other regulatory authorities' future review of other indications of TPOXX®, which in turn, could adversely impact commercializing TPOXX® in other countries, and such delays or required alterations to regulatory applications could also have a material adverse effect on future revenue opportunities for the Company.

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

Risks Related to Commercial Activities

We cannot predict whether or when we will be permitted to commercialize TPOXX® in the U.S. other than the oral and intravenous formulations for smallpox treatment.

We have received FDA approval for the oral and intravenous formulations of TPOXX® in the U.S., not the liquid suspension/pediatric formulation, or any other indication beyond treatment for smallpox, for TPOXX®. Because pharmaceutical manufacturers are only permitted to commercialize indications and formulations that have received FDA approval (or in other jurisdictions according to their applicable regulatory and legal frameworks), any regulatory or legal setbacks as described above could have an adverse impact on the Company’s ability to sell other formulations or for other uses of TPOXX® pending such approvals.

Changing political or social factors and opposition, such as protests and potential related litigation, may delay or impair our ability to market TPOXX® and any other biodefense product candidates and may require us to spend time and money to address these issues.

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

Our ability to grow our business may depend in part on our ability to achieve recurring sales of TPOXX® to customers other than the U.S. Government, which may expose us to risks associated with conducting business in international markets.

An element of our business strategy is to sell TPOXX® internationally to foreign governments on a recurring basis. These non-U.S. Government customers include foreign governments, as well as state and local governments, non-governmental organizations focused on global health like the World Health Organization, health care institutions like hospitals (domestic and foreign) and certain large business organizations interested in protecting their employees against global threats and protecting first responders in cases of emergencies.

If we fail to obtain recurring sales of TPOXX® to customers other than the U.S. Government, our business and opportunities for growth could be limited.

In addition, the expansion of our international presence may increase certain risks, which include:

•	foreign governments imposing withholding or other taxes on remittances and other payments to us or the amount of any such taxes may increase;

•	potential difficulties enforcing agreements, collecting receivables and protecting our intellectual property and other assets;

•	regional safety and security considerations;

•	increased costs and risks relating to exportation, shipping and transportation of the Company’s products; and

•	increased management and infrastructure costs.

See the risk factor below titled “The Company is subject to complex and changing laws and regulations worldwide, which exposes the Company to potential liability, increased cost, and other adverse effects on the Company’s business” for more discussion of this risk. We cannot predict the impact such events might have on the Company’s business, financial condition and results of operations.

Our current international revenues depend heavily on the success of the efforts of Meridian pursuant to an International Promotion Agreement.

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

The Company is reliant on Meridian to collect payments from international customers, and to remit the Company’s share of such payment to the Company.

Under the terms of the International Promotion Agreement, Meridian is responsible for collecting payments from customers and remitting such payments to us on a quarterly basis. As a result, we are subject to Meridian’s ability to collect and remit payment to us in a timely manner. Meridian could fail to perform such obligations adequately, cease operations abruptly or become insolvent, or our relationships with Meridian may otherwise change adversely. If the foregoing were to occur, there could be an adverse impact on our business, financial condition and operating results as a result.

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

Although TPOXX® is currently stockpiled by certain governments and not sold commercially, in the future we may be required to perform additional clinical trials or change the labeling of TPOXX® if we or others identify side effects after we are on the market, which could harm future sales of such product.

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

There have been a number of legislative and regulatory proposals in the United States to change the health care system in ways that could affect our pricing of TPOXX® to non-government customers. One significant example of recent legislative action is the Inflation Reduction Act of 2022 (the “IRA”), which was signed into law on August 16, 2022. While the IRA is still subject to rulemaking (with more information to come via guidance documents from the responsible federal agencies), the IRA, as written, will, among other changes, give HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain high-priced drugs. The IRA will also require manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation). At this time, we cannot predict the implications the IRA provisions will have on our business. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”), substantially changed the way healthcare is financed by both governmental and private insurers and had a substantial effect on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs like Medicare, reimbursement changes and rules protecting against fraud and abuse, that affect existing healthcare programs. If we are able to charge higher prices to non-government customers than we charge to the U.S. Government, healthcare reform and controls on healthcare spending in the U.S. may nonetheless limit the price we charge for our products and the amounts that we can sell. For example, some of our revenue may be derived from governmental healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposed a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. Government programs. The Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally, as well as potential future sales and profitability of our current or future products.

The Company is subject to complex and changing laws and regulations worldwide, which exposes the Company to potential liability, increased cost, and other adverse effects on the Company’s business.

Some laws and regulations governing our business, including the U.S. Foreign Corrupt Practices Act (FCPA) and many other global anti-corruption laws, may hold the Company liable for the actions of our third-party partners.  Although the Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance the Company’s employees, contractors, third parties or agents will not violate such laws and regulations or the Company’s policies and procedures.

Failure to comply with such laws and regulations could adversely affect the Company’s business, reputation, financial condition, or ability to procure government contracts.  Indeed, violations of the FCPA can result in significant civil and criminal penalties that can be levied on the Company and its executives. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. Government until the pending claims are resolved and conviction under the FCPA can result in long-term disqualification as a government contractor.  The SEC may also suspend or bar issues from trading securities on United States exchanges for violations of the FCPA’s accounting provisions.

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

Risks Related to Manufacturing, Storage and Our Dependence on Third Parties

If third parties on whom we rely for manufacturing and raw materials of TPOXX®, and managing our inventory, do not perform as contractually required or as we expect, we may not be able to successfully satisfy our obligations under any contracts, including the 19C BARDA Contract, and our business would suffer.

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

If a third-party provider fails to comply with applicable laws and regulations, fails to meet expected deadlines, fails to conduct trials in accordance with regulatory requirements or our stated protocols, experiences shortages or delays, or otherwise does not carry out its contractual duties to us, or encounters physical damage or natural disaster or disruptions at its facilities, for example as a result of the COVID-19 pandemic, our ability to meet our obligations under any contract including the 19C BARDA Contract or to develop, obtain approval of and commercialization of other indications of TPOXX® or other drug candidates, could be significantly impaired or delayed. We do not currently have the internal capacity to perform these important functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

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

We have invested a substantial amount of our efforts and financial resources in the development of our drug candidates. Our ability to generate near-term cash flows is primarily dependent on the success of our smallpox antiviral drug TPOXX®, which has been approved by the FDA in oral and intravenous forms and by select international regulatory agencies in the oral form. The commercial success of our current and future drug candidates, new formulations or additional indications for TPOXX®, will depend on many factors, including:

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

•

receipt of marketing approvals, including the impact of marketing restrictions or required post-approval clinical studies, from the FDA for liquid suspension/pediatric formulations of TPOXX® and similar foreign regulatory authorities;

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

We may not be able to fully commercialize the liquid suspension/pediatric formulation of TPOXX®, or other additional indications for TPOXX®, if our clinical trials do not demonstrate adequate safety or our animal studies do not demonstrate adequate efficacy.

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

Liquid Suspension/Pediatric TPOXX® formulations are currently in product development and there can be no assurance of successful development or ultimate commercialization.

The fact that the FDA has approved the oral and IV formulations of TPOXX® does not guarantee that our approach to drug development will be effective or will result in the successful commercialization of the liquid suspension/pediatric formulation of TPOXX®, any new indication such as post-exposure prophylaxis, of TPOXX® or any other drug. We cannot predict with certainty whether any other drug candidate or expanded indication resulting from our research and development efforts will be approved by the FDA.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of January 10, 2023, the TPOXX® patent portfolio has seven patent families consisting of 29 U.S. utility patents, 101 issued foreign patents, two U.S. utility patent applications, and 23 foreign patent applications. With FDA regulatory approval of oral TPOXX® in July 2018, we were awarded seven years of regulatory exclusivity by the U.S. Patent and Trademark Office based on orphan drug designation for the product. Such protection is separate from, and in addition to, our patent and other intellectual property rights and provides for exclusivity to July 2025

We also rely on trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, we require our employees, consultants and some collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. These agreements may not provide meaningful protection for our trade secrets, confidential information or inventions in the event of unauthorized use or disclosure of such information, and adequate remedies may not exist in the event of such unauthorized use or disclosure.

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

Our directors, executive officers and beneficial owners of more than 5% of our common stock ("principal stockholders") beneficially own a significant percentage of our common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change of control of SIGA. As of February 15, 2023, directors, executive officers and principal stockholders (excluding institutional investors) beneficially owned approximately 35% of our outstanding common stock. In addition to owning common stock of the Company, directors and certain executive officers have the right to acquire additional stock through the exercise or conversion of certain securities.

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

The COVID-19 pandemic has caused significant societal and economic disruption. The continuing direct and indirect impacts of the pandemic are significant and broad-based, including supply chain disruptions and labor shortages that started during the pandemic and continue to represent business and financial risks.  As such, the Company is continually coordinating with service providers and vendors, in particular Contract Manufacturing Organizations that constitute our supply chain, with respect to risks and mitigating actions.

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

On January 17, 2023, we announced that Phillip Gomez had provided notice of his intention to retire as our Chief Executive Officer and a member of our Board in 2023. The Board has initiated a search for Dr. Gomez’s successor, and Dr. Gomez is expected to remain in his current role as Chief Executive Officer until his successor commences service as Chief Executive Officer of the Company. The search for and transition to a new Chief Executive Officer may result in disruptions to our business and uncertainty among our customers, employees and investors, which could adversely impact our business and results of operations.

Our business and operations would suffer in the event of a significant computer system failure, cyber-attack or deficiency in our cyber-security.

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

Also, our processing of sensitive information may subject us to data privacy and security obligations, and confidential patient and other personal or sensitive information may be compromised in a cyber-attack or cyber-intrusion. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws and other similar laws (e.g., wiretapping laws). For example, the Health Insurance Portability and Accountability Act of 1996 imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions, litigation, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data and imprisonment of Company officials.

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

There were 28 holders of record as of February 15, 2023. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2022 to October 31, 2022	-	$-	-	$35,325,830
November 1, 2022 to November 30, 2022	88,705	9.22	88,705	34,507,731
December 1, 2022 to December 31, 2022	260,252	7.83	260,252	32,469,204
Total	348,957	$8.19	348,957

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

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2022, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2017 in each of (i) our common stock; (ii) the Nasdaq Composite; and (iii) the Nasdaq Biotech Composite.

	2017	2018	2019	2020	2021	2022
SIGA Technologies, Inc.	$100	$163	$98	$150	$155	$152
NASDAQ Composite Index	$100	$96	$130	$187	$227	$152
NASDAQ Biotech Composite Index	$100	$91	$113	$142	$141	$126

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (filed with the SEC on March 3, 2022) for additional discussion of our financial condition and results of operations for the year ended December 31, 2021, as well as our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a commercial-stage pharmaceutical company. The Company sells its lead product, TPOXX® (“oral TPOXX®,” also known as "tecovirimat" in certain international markets), to the U.S. government and international governments (including government affiliated entities). Additionally, the Company sells the intravenous formulation of TPOXX® ("IV TPOXX®") to the U.S. Government.

TPOXX® is an oral formulation antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved oral TPOXX® for the treatment of smallpox. The Company has been delivering oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile") since 2013.

In connection with IV TPOXX®, SIGA announced on May 19, 2022 that the FDA approved this formulation for the treatment of smallpox.

In addition to being approved by the FDA, oral TPOXX® (tecovirimat) has regulatory approval with the European Medicines Agency ("EMA"), Health Canada and the Medicines and Healthcare Products Regulatory Agency ("MHRA") of the United Kingdom. The EMA and MHRA approved label indication covers the treatment of smallpox, monkeypox ("mpox"), cowpox, and vaccinia complications following vaccination against smallpox. The Health Canada approved label indication covers the treatment of smallpox.

With respect to the regulatory approvals by the EMA, MHRA and Health Canada, oral tecovirimat represents the same formulation that was approved by the FDA in July 2018 under the brand name TPOXX®.

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company has recently completed enrollment of an immunogenicity trial and is planning to meet target enrollment for an expanded safety trial in March of 2023.  Provided unblinded results from these trials are supportive of a regulatory submission, the Company expects to commence in 2023 the preparation of a supplemental New Drug Application (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX®, targeting early 2024 for its submission to the FDA.

In connection with the global response to an mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated, starting in the third quarter of 2022, to assess the safety and efficacy of TPOXX® in participants with mpox.  The first three randomized, placebo-controlled clinical trials to be launched were in the United States, United Kingdom and the Democratic Republic of Congo ("DRC"). These randomized clinical trials are now enrolling patients to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease.

Study of Tecovirimat for Human Monkeypox Virus (STOMP; A5418) is a U.S.-based clinical trial sponsored by the National Institute of Allergy and Infectious Diseases ("NIAID"), part of the National Institutes of Health. The NIAID-funded AIDS Clinical Trials Group is leading the study, which may later expand to international sites. Study investigators aim to enroll more than 500 participants, including children and those who are pregnant or breastfeeding, at clinical research sites. The trial will also include an open label arm that will include children, pregnant/breastfeeding individuals and those who are immunocompromised or have severe mpox disease.

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

The Company may be able to use data from the trials noted above to potentially pursue an FDA label expansion of oral TPOXX® for an indication covering the treatment of mpox. The viability, and timing, of a potential FDA submission for an mpox indication will be impacted by a series of factors, including the magnitude and severity of future mpox cases, the location of future cases, enrollment in clinical trials, and results of randomized, placebo-controlled and observational clinical trials.

Impact of COVID-19 Pandemic

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

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2022, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $268.9 million of payments are related to exercised options and up to approximately $281.9 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2022, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $18.8 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $268.9 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; payments up to $25.6 million for the manufacture of courses of IV FDP, of which $10.2 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2022, the Company had received $225.1 million for the delivery (and related procurement of raw materials) of oral TPOXX® to the Strategic Stockpile; $10.2 million for the completed manufacture of IV BDS, which has been recorded as deferred revenue as of December 31, 2022; and $7.3 million in connection with post-marketing activities for oral and IV TPOXX®.

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

Under the terms of this contract, exercise of procurement options is at the sole discretion of BARDA. The request for proposal that preceded the award of the 19C BARDA Contract indicated that the expected purpose of the contract was to maintain the level of smallpox antiviral preparedness in the Strategic Stockpile. Based on prior product delivery activity, and current FDA-approved shelf life of oral TPOXX®, the Company estimates that approximately 920,000 courses of smallpox antiviral treatment would need to be delivered to the Strategic Stockpile in 2023 and 2024 in order to maintain historical stockpile levels of unexpired TPOXX® treatment in the Strategic Stockpile.

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

International Procurement Contracts

In 2022, the Company received firm commitment orders from 13 international customers (including Canada) for the delivery of approximately $77 million of oral TPOXX®, of which approximately $39 million is for Canada and approximately $38 million is for jurisdictions in Europe, Asia-Pacific, and the Middle East.  Additionally, the contract with the Canadian Department of National Defence ("CDND") has an option until March 31, 2024, exercisable at its sole discretion, for the purchase of up to an additional $6 million of oral TPOXX®. With respect to the $77 million of firm commitment orders that were received this year, approximately $71 million of oral TPOXX® was delivered and recorded as revenue in 2022, and the remaining order is expected to be fulfilled by July 31, 2023. Through an International Promotion Agreement (defined and discussed below), Meridian Medical Technologies, Inc. (“Meridian”) is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.  The Public Health Agency of Canada (“PHAC”) and the CDND are among the contracting parties for the purchase of oral TPOXX® (see below for a summary description of these contracts).

On January 13, 2021, PHAC awarded a contract to Meridian (the “PHAC Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In March 2022 and July 2022, PHAC executed amendments in which total procurement of oral TPOXX® under the PHAC Contract was increased to an amount of approximately $45 million. Prior to 2022, approximately $10 million of oral TPOXX® had been ordered and delivered to PHAC. During 2022, all remaining amounts under the PHAC Contract of approximately $35 million of oral TPOXX® were delivered to PHAC and recognized as revenue.

On April 3, 2020, the Company announced that the CDND awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND would purchase up to approximately $14 million of oral TPOXX® over four years in an option-based contract. Prior to 2022, approximately $4 million of oral TPOXX® had been ordered and delivered to the CDND. In 2022, approximately $4 million of oral TPOXX® was delivered and recognized as revenue under this contract, leaving approximately $6 million of unexercised options, exercisable at the sole discretion of CDND, remaining under this contract.

The above-listed contract awards were coordinated between SIGA and Meridian under the international promotion agreement (as amended, the "International Promotion Agreement") that has an effective date of May 31, 2019. Under the International Promotion Agreement, Meridian is the counterparty in connection with international contracts for oral TPOXX® and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

International Promotion Agreement

Under the terms of the International Promotion Agreement, which has an effective date of May 31, 2019 and an initial term that expires on May 31, 2024, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian has agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA retains ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, also retains sales and marketing rights with respect to oral TPOXX®. SIGA’s consent is required for the entry into any sales arrangement pursuant to the International Promotion Agreement.

Sales to international customers pursuant to the International Promotion Agreement are invoiced and collected by Meridian, and such collections are remitted, less Meridian's fees, to the Company under a quarterly process specified in the International Promotion Agreement. The fee Meridian retains pursuant to the International Promotion Agreement is a specified percentage of the collected proceeds of sales of oral TPOXX® net of certain expenses, for calendar years in which customer collected amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for calendar years in which such net collected amounts exceed the specified threshold. We exceeded the specified threshold in 2022 and therefore recorded the higher specified percentage for all International Promotion Agreement sales in 2022. Taking into account Meridian’s fee and manufacturing costs of oral TPOXX®, it is currently estimated by the Company that international sales of oral TPOXX® each year will have a contribution margin (as expressed as a percentage of product sales, and before any consideration of expenses not directly related to manufacturing or Meridian activities) of between approximately 65% and 80%, depending on the international sales levels each year. For purposes of this disclosure, contribution margin (in amount) represents international product sales less applicable cost of sales and the Meridian fee (which is included within selling, general and administrative expenses within the income statement).

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of December 31, 2022, remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract is up to $6.4 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimates include revenue recognition over time, and income taxes (including realization of deferred tax assets).

Revenue Recognition

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

Income tax benefits are recognized for a tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. We have recorded a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Uncertain tax positions are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions.

In August 2022, the Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted. This new legislation includes the implementation of a new corporate alternative minimum tax, an excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. The IRA and CHIPS Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2022.

Recently Issued Accounting Pronouncements

For discussion regarding the impact of accounting standards that were recently issued but are not yet effective, on our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations for the Years ended December 31, 2022 and 2021

Revenues from product sales and supportive services for the years ended December 31, 2022 and 2021 were $86.7 million and $126.8 million, respectively. Such revenues for the year ended December 31, 2022 include $71.0 million related to international sales of oral TPOXX®; $7.5 million of oral TPOXX® sales to the DoD; and approximately $7.2 million of sales of IV TPOXX® to the U.S. Government under the 19C BARDA Contract. Such revenues for the year ended December 31, 2021 include $112.5 million of sales of oral TPOXX® to the U.S. Government under the 19C BARDA Contract and $12.7 million of international sales of oral TPOXX®.

Revenues from research and development contracts and grants for the years ended December 31, 2022 and 2021, were $24.1 million and $6.9 million, respectively. Most of the increase of $17.2 million relates to an increase in clinical trial activity under the PEP Label Expansion R&D Contract in connection with the PEP development program, and the remainder relates to an increase in R&D activity under the BARDA Contract.

Cost of sales and supportive services for the years ended December 31, 2022 and 2021 were $10.4 million and $16.6 million, respectively. Such costs in 2022 were primarily associated with the manufacture and delivery of oral TPOXX® courses to various international countries and approximately $4.4 million of costs for the manufacture and delivery of IV TPOXX®. Such costs in 2021 were primarily associated with the manufacture and delivery of oral TPOXX® courses to the U.S. Government under the 19C BARDA Contract.

Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 were $35.1 million and $18.0 million, respectively. The increase of $17.1 million mostly reflects promotion fees to Meridian incurred in connection with international sales that substantially increased from the comparable period in 2021.

Research and development expenses were $22.5 million for the year ended December 31, 2022, an increase of approximately $12.6 million from the $9.9 million incurred during the year ended December 31, 2021. The increase is mostly attributable to an increase in direct vendor-related expenses incurred in connection with an increase in activities under the PEP Label Expansion R&D Contract and the BARDA Contract.

Changes in the fair value of the liability classified warrant to acquire common stock were recorded within the income statement. The warrant was fully exercised during the year ended December 31, 2022. For the years ended December 31, 2022 and December 31, 2021, we recorded a gain of approximately $0.4 million and $0.1 million, respectively, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

Other income, net for the years ended December 31, 2022 and 2021 was $1.0 million and $0.1 million, respectively. Other income primarily reflects interest income on the Company's cash and cash equivalent balance. The increase of approximately $0.9 million is driven by higher interest rates for 2022 when compared to 2021.

For the year ended December 31, 2022, we recognized a tax provision of $10.2 million on pre-tax income of $44.1 million. Our effective tax rate for the year ended December 31, 2022 was 23.2% and differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), and state and local taxes.

For the year ended December 31, 2021, we recognized a tax provision of $19.9 million on pre-tax income of $89.3 million. Our effective tax rate for the year ended December 31, 2021 was 22.2% and differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), and state and local taxes.

Liquidity and Capital Resources

As of December 31, 2022, we had $98.8 million in cash and cash equivalents, compared with $103.1 million at December 31, 2021.

Operating Activities

We prepare our consolidated statement of cash flows using the indirect method. Under this method, we reconcile net income to cash flows from operating activities by adjusting net income for those items that impact net income but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to stock-based compensation, deferred income taxes and changes in the fair value of our warrant liability; gains and losses from various transactions and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

Net cash provided by operations for the years ended December 31, 2022 and 2021 was $41.6 million and $11.5 million, respectively.  For the year ended December 31, 2022, the receipt of approximately $80 million for the product delivery and acceptance of oral TPOXX® courses delivered to the Strategic Stockpile in December 2021, as well as the receipt of approximately $27 million in connection with 2022 product deliveries and advance payments were partially offset by the payment of $31 million of federal and state income taxes; an increase in inventory investment in connection with broadening of the customer base for TPOXX® and mitigation of increasing general supply chain risks; and costs in relation to customary operating activities. For the year ended December 31, 2021, the receipt of approximately $43.7 million in connection with U.S. Government and international sales of oral TPOXX® was partially offset by net cash usage primarily related to manufacturing of inventory and customary operating activities.

On December 31, 2022 and 2021, our accounts receivable balance was approximately $45.4 million (which includes approximately $40.9 million of unbilled receivables) and $83.7 million, respectively. Our accounts receivable balance as of December 31, 2022 primarily reflects sales of oral TPOXX® to various international countries, of which approximately $35 million was received by the Company in February 2023. The remaining amounts of the receivable balance are expected to be collected during the first or second quarter of 2023. Our accounts receivable balance as of December 31, 2021 primarily reflects deliveries of approximately $79.7 million of oral TPOXX® to the U.S. Government in December 2021, for which we received full payment in January 2022.

Investing Activities

There were no cash-related investing activities for the year ended December 31, 2022. For the year ended December 31, 2021, we used $50,620 for capital expenditures.

Financing Activities

Cash used in financing activities for the years ended December 31, 2022 and 2021 was $46.0 million and $26.2 million, respectively. For the year ended December 31, 2022, we paid a special dividend of approximately $32.9 million. In addition, we purchased approximately 1.8 million shares of common stock for approximately $13.0 million. For the year ended December 31, 2021, $26.0 million of cash usage was associated with our repurchase of approximately 3.8 million shares of common stock.

Future Cash Requirements

As of December 31, 2022, we have outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $33.8 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SIGA Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Estimated Costs to Complete the Research and Development Services (“R&D”) Performance Obligations for the 19C BARDA and PEP Label Expansion R&D Contracts

As discussed in Notes 2 and 3 to the consolidated financial statements, a portion of the Company’s revenue for the year ended December 31, 2022 was derived from long-term contracts. For these contracts, all revenue associated with current research and development performance obligations for the 19C BARDA and PEP Label Expansion R&D Contracts, which totaled approximately $6.2 million and $17.9 million, respectively, is recognized over time, because the customer simultaneously receives and consumes the benefits provided by the services as the Company performs these services. The Company recognizes revenue related to these services based on the progress toward complete satisfaction of the performance obligation and measures this progress under an input method, which is based on the Company’s costs incurred relative to total estimated costs. Under this method, progress is measured based on the cost of resources consumed compared to the total estimated costs to completely satisfy the performance obligation. As disclosed by management, due to the nature of the work required to be performed on many of the performance obligations, management’s estimation of total revenue and costs to satisfy the obligations is complex, subject to many variables, and requires significant judgment. The incurred and estimated costs used in the measure of progress include third-party services performed, direct labor hours, and material consumed.

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

March 2, 2023

We have served as the Company’s auditor since 1997.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

As of

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$98,790,622	$103,138,819
Accounts receivable	45,406,960	83,650,450
Inventory	39,273,090	19,510,379
Prepaid expenses and other current assets	2,315,672	2,453,444
Total current assets	185,786,344	208,753,092

Property, plant and equipment, net	1,848,314	2,365,957
Deferred tax asset, net	6,250,385	2,422,607
Goodwill	898,334	898,334
Other assets	252,546	286,585
Total assets	$195,035,923	$214,726,575
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,355,268	$2,028,004
Accrued expenses and other current liabilities	16,852,781	9,252,812
Income tax payable	1,309,672	19,207,042
Total current liabilities	21,517,721	30,487,858
Warrant liability	—	6,521,441
Other liabilities	3,358,160	3,402,869
Total liabilities	24,875,881	40,412,168
Commitments and contingencies (Note 14)
Stockholders' equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 72,675,190 and 73,543,602 issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	7,268	7,354
Additional paid-in capital	233,957,767	226,070,308
Accumulated deficit	(63,804,993)	(51,763,255)
Total stockholders' equity	170,160,042	174,314,407
Total liabilities and stockholders' equity	$195,035,923	$214,726,575

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Years Ended December 31

	2022	2021	2020
Revenues
Product sales and supportive services	$86,661,583	$126,802,536	$115,471,071
Research and development	24,114,027	6,867,918	9,488,233
Total revenues	110,775,610	133,670,454	124,959,304

Operating expenses
Cost of sales and supportive services	10,432,561	16,601,880	14,797,419
Selling, general and administrative	35,117,241	18,033,581	14,722,325
Research and development	22,525,642	9,942,194	10,938,930
Total operating expenses	68,075,444	44,577,655	40,458,674
Operating income	42,700,166	89,092,799	84,500,630
Gain (loss) from change in fair value of warrant liability	400,663	117,770	(3,525,846)
Loss on extinguishment of Term Loan	—	—	(4,981,461)
Interest expense	—	—	(3,016,817)
Other income, net	1,031,903	101,172	532,085
Income before income taxes	44,132,732	89,311,741	73,508,591
Provision for income taxes	(10,227,926)	(19,860,975)	(17,166,581)
Net and comprehensive income	$33,904,806	$69,450,766	$56,342,010
Basic earnings per share	$0.46	$0.92	$0.71
Diluted earnings per share	$0.46	$0.91	$0.71
Weighted average shares outstanding: basic	72,929,550	75,322,194	79,259,000
Weighted average shares outstanding: diluted	73,546,501	76,402,716	79,437,306

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2022, 2021 and 2020

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2019	81,269,868	$8,127	$220,808,037	$(123,032,408)	$—	$97,783,756
Net income				56,342,010		56,342,010
Repurchase of common stock	(4,628,473)	(463)		(28,502,483)		(28,502,946)
Issuance of common stock upon exercise of stock options	11,822	1	(1)			—
Issuance of common stock upon vesting of RSUs	177,876	18	(18)			—
Issuance of common stock upon exercise of warrants	393,646	40	3,003,477			3,003,517
Payment of common stock tendered for employee stock-based compensation tax obligations	(29,035)	(3)	(184,013)			(184,016)
Stock-based compensation			1,350,948			1,350,948
Balances, December 31, 2020	77,195,704	$7,720	$224,978,430	$(95,192,881)	$—	$129,793,269
Net income				69,450,766		69,450,766
Repurchase of common stock	(3,787,683)	(379)		(26,021,140)		(26,021,519)
Issuance of common stock upon vesting of RSUs	162,876	16	(16)			—
Payment of common stock tendered for employee stock-based compensation tax obligations	(27,295)	(3)	(173,915)			(173,918)
Stock-based compensation			1,265,809			1,265,809
Balances, December 31, 2021	73,543,602	$7,354	$226,070,308	$(51,763,255)	$—	$174,314,407
Net income				33,904,806		33,904,806
Repurchase of common stock	(1,823,738)	(182)		(13,006,149)		(13,006,331)
Issuance of common stock upon vesting of RSUs	132,396	13	(13)			—
Issuance of common stock upon exercise of warrants	824,903	83	6,120,695			6,120,778
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,973)		(12,533)			(12,533)
Cash dividend ($0.45 per share)				(32,940,395)		(32,940,395)
Stock-based compensation			1,779,310			1,779,310
Balances, December 31, 2022	72,675,190	$7,268	$233,957,767	$(63,804,993)	$—	$170,160,042

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31

	2022	2021	2020
Cash flows from operating activities:
Net income	$33,904,806	$69,450,766	$56,342,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	517,643	522,368	529,814
(Gain) loss on change in fair value of warrant liability	(400,663)	(117,770)	3,525,846
Stock-based compensation	1,779,310	1,265,809	1,350,948
Write down of inventory, net	201,472	618,771	—
Deferred income taxes (benefit) provision	(3,827,778)	121,446	11,606,949
Loss on extinguishment of Term Loan	—	—	4,981,461
Non-cash interest expense	—	—	887,132
Changes in assets and liabilities:
Accounts receivable	38,243,490	(80,310,187)	827,733
Inventory	(19,964,183)	136,369	(8,009,992)
Prepaid expenses and other assets	171,811	48,963	699,102
Accounts payable, accrued expenses and other liabilities	2,066,074	986,865	(3,116,843)
Income tax payable	(17,897,370)	18,287,487	912,462
Deferred revenue	6,816,450	483,749	982,606
Net cash provided by operating activities	41,611,062	11,494,636	71,519,228
Cash flows from investing activities:
Capital expenditures	—	(50,620)	(15,501)
Cash used in investing activities	—	(50,620)	(15,501)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(12,533)	(173,918)	(184,016)
Repurchase of common stock	(13,006,331)	(26,021,519)	(28,502,946)
Repayment of Term Loan	—	—	(85,913,459)
Payment of dividend	(32,940,395)	—	—
Cash used in financing activities	(45,959,259)	(26,195,437)	(114,600,421)
Net decrease in cash and cash equivalents	(4,348,197)	(14,751,421)	(43,096,694)
Cash, cash equivalents and restricted cash at the beginning of period	103,138,819	117,890,240	160,986,934
Cash and cash equivalents at end of period	$98,790,622	$103,138,819	$117,890,240

Supplemental disclosure of cash flows information:
Non-cash lease right-of-use asset and associated liability	$—	$733,715	$—
Conversion of warrant to common stock	$6,120,778	$—	$3,003,517
Issuance of common stock upon cashless exercise	$—	$—	$97,250
Cash income taxes paid, net	$31,372,881	$1,063,744	$3,718,581

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a commercial-stage pharmaceutical company. The Company sells its lead product, TPOXX® (“oral TPOXX®,” also known as "tecovirimat" in certain international markets), to the U.S. government and international governments (including government affiliated entities). Additionally, the Company sells the intravenous formulation of TPOXX® ("IV TPOXX®") to the U.S. government.

TPOXX® is an oral formulation antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved oral TPOXX® for the treatment of smallpox. The Company has been delivering oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile") since 2013.

In connection with IV TPOXX®, SIGA announced on May 19, 2022 that the FDA approved this formulation for the treatment of smallpox.

In addition to being approved by the FDA, oral TPOXX® (tecovirimat) has regulatory approval with the European Medicines Agency ("EMA"), Health Canada and the Medicines and Healthcare Products Regulatory Agency ("MHRA") of the United Kingdom. The EMA and MHRA approved label indication covers the treatment of smallpox, monkeypox ("mpox"), cowpox, and vaccinia complications following vaccination against smallpox. The Health Canada approved label indication covers the treatment of smallpox.

With respect to the regulatory approvals by the EMA, MHRA and Health Canada, oral tecovirimat represents the same formulation that was approved by the FDA in  July 2018 under the brand name TPOXX®.

2. Summary of Significant Accounting Policies

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. The most significant estimates include the variables used in the calculation of reported amounts of revenue recognized over time, and the valuation of deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of SIGA Technologies, Inc. and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements and related disclosures are presented in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and reflect the consolidated financial position, results of operations and cash flows for all periods presented.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents

Cash and cash equivalents held in restricted accounts were available to pay interest, fees and principal related to the Term Loan (see Note 7 for additional information). As this Term Loan was repaid on March 13, 2020, the restricted accounts were closed in the second quarter of 2020. There was no restricted cash or cash equivalents as of December 31, 2022 or 2021.

The following table reconciles cash, cash equivalents and restricted cash per the consolidated statements of cash flows to the consolidated balance sheet for each respective period:

As of December 31,
2019
Cash and cash equivalents	$65,249,072
Restricted cash - short-term	95,737,862
Restricted cash - long-term	—
Cash, cash equivalents and restricted cash	$160,986,934

Concentration of Credit Risk

The Company has cash in bank accounts that exceeds the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any losses on its cash accounts and no allowance has been provided for potential credit losses because management believes the potential for losses is remote.

Collection of all receivables from international government sales is coordinated through the International Promotion Agreement with Meridian (see Note 3), under which Meridian invoices and collects payments from international customers and remits such collections, less Meridian's fees, to the Company under a quarterly process specified in the International Promotion Agreement.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2022 and 2021, 16% and 98%, respectively, of accounts receivable represent receivables from the U.S. Government. At December 31, 2022, 84% of accounts receivable represent receivables from international sales, of which 65% of accounts receivable are from sales to the Canadian government and 20% of accounts receivable are from sales to a European government affiliated entity. Collection of receivables from international government sales is coordinated through the International Promotion Agreement with Meridian (see Note 3), under which Meridian invoices and collects payments from international customers and remits such collections, less Meridian's fees, to the Company under a quarterly process specified in the International Promotion Agreement. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2022 and 2021, the Company had no allowance for doubtful accounts.

Inventory

Inventory is stated at the lower of cost or net realizable value. The cost is determined using the first-in, first-out (FIFO) method. The Company capitalizes inventory costs associated with the Company’s products when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed as research and development. Inventory is evaluated for impairment periodically to identify inventory that may expire prior to expected sale or has a cost basis in excess of its net realizable value. If certain batches or units of product do not meet quality specifications or become obsolete due to expiration, the Company records a charge to write down such unmarketable inventory to its net realizable value.

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

Warrant Liability

The Company accounted for warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments with certain cash settlement features be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Fair value was estimated using model-derived valuations. Any changes in the fair value of the derivative instruments were reported in earnings or loss as long as the derivative contracts were classified as assets or liabilities.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As of December 31, 2022, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: six performance obligations relate to research and development services; and four relate to manufacture and delivery of product.

Contract modifications may occur during the course of performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for services that are not distinct, and, therefore, are accounted for as part of the existing contract.

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. A portion of the Company’s revenue is derived from long-term contracts that span multiple years. All of the Company’s revenue related to current research and development performance obligations is recognized over time, because the customer simultaneously receives and consumes the benefits provided by the services as the Company performs these services. The Company recognizes revenue related to these services based on the progress toward complete satisfaction of the performance obligation and measures this progress under an input method, which is based on the Company’s cost incurred relative to total estimated costs. Under this method, progress is measured based on the cost of resources consumed (i.e., cost of third-party services performed, cost of direct labor hours incurred, and cost of materials consumed) compared to the total estimated costs to completely satisfy the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. The incurred and estimated costs used in the measure of progress include third-party services performed, direct labor hours, and material consumed. The Company accounts for shipping and handling activities as fulfillment costs rather than as an additional promised service.

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

Contract Balances. The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of December 31, 2022, the accounts receivable balance in the balance sheet includes approximately $40.9 million of unbilled receivables. This amount primarily relates to international sales that are billed under the terms specified in the International Promotion Agreement with Meridian. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the year ended December 31, 2022, the Company recognized revenue of $2.9 million that was included in deferred revenue at the beginning of the period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. As of December 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations was $66.4 million. The Company expects to recognize this amount as revenue within the next three years as the specific timing for satisfying the performance obligations is subjective and is often outside the Company’s control.

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

Research and Development

Research and development expenses include costs directly and indirectly attributable to the conduct of research and development programs, and performance pursuant to certain customer contracts, including employee related costs, materials, supplies, depreciation and maintenance of equipment, the cost of services provided by outside contractors, including services related to the Company’s clinical trials and facility costs, such as rent, utilities, and general support services. All costs associated with research and development are expensed as incurred. Costs related to the acquisition of technology rights, for which development work is still in process, and that have no alternative future uses, are expensed as incurred.

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

There were no transfers between levels of the fair value hierarchy during 2022 or 2021. As of December 31, 2022 and  December 31, 2021, the Company had less than $0.1 million and approximately $0.1 million, respectively, of cash and cash equivalents classified as Level 1 financial instruments. As of  December 31, 2022, the Company had approximately $40.5 million of cash equivalents classified as Level 2 financial instruments. There were no Level 2 financial instruments as of  December 31, 2021.

The following table presents changes in the liability-classified warrant measured at fair value using Level 3 inputs:

Fair Value Measurements of Level 3 liability-classified warrant
Warrant liability at December 31, 2021	$6,521,441
Decrease in fair value of warrant liability	(400,663)
Exercise of warrants	(6,120,778)
Warrant liability at December 31, 2022	$-

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

Recent Accounting Pronouncements

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2022, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $268.9 million of payments are related to exercised options and up to approximately $281.9 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2022, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $18.8 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of  December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $268.9 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; payments up to $25.6 million for the manufacture of courses of IV FDP, of which $10.2 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2022, the Company had received $225.1 million for the delivery (and related procurement of raw materials) of oral TPOXX® to the Strategic Stockpile; $10.2 million for the completed manufacture of IV BDS, which has been recorded as deferred revenue as of December 31, 2022; and $7.3 million in connection with post-marketing activities for oral and IV TPOXX®.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the years ended December 31, 2022 and 2021, the Company recognized revenues of $6.2 million and $4.8 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery and therefore at a point in time for the years ended December 31, 2022 and 2021, was $7.2 million and $112.5 million, respectively.

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

International Procurement Contracts

In 2022, the Company received firm commitment orders from 13 international customers (including Canada) for the delivery of approximately $77 million of oral TPOXX®, of which approximately $39 million is for Canada and approximately $38 million is for jurisdictions in Europe, Asia-Pacific, and the Middle East. Additionally, the contract with the Canadian Department of National Defence ("CDND") has an option until March 31, 2024, exercisable at its sole discretion, for the purchase of up to an additional $6 million of oral TPOXX®. With respect to the $77 million of firm commitment orders that were received this year, approximately $71 million of oral TPOXX® was delivered and recorded as revenue in 2022. Through an International Promotion Agreement (defined and discussed below), Meridian Medical Technologies, Inc. (“Meridian”) is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®. The Public Health Agency of Canada (“PHAC”) and the CDND are among the contracting parties for the purchase of oral TPOXX® (see below for a summary description of these contracts).

On January 13, 2021, PHAC awarded a contract to Meridian (the “PHAC Contract”) for the purchase of up to approximately $33 million of oral TPOXX® (tecovirimat) within five years. In March 2022 and July 2022, PHAC executed amendments in which total procurement of oral TPOXX® under the PHAC Contract was increased to an amount of approximately $45 million. Prior to 2022, approximately $10 million of oral TPOXX® had been ordered and delivered to PHAC. During 2022, all remaining amounts under the PHAC Contract of approximately $35 million of oral TPOXX® were delivered to PHAC and recognized as revenue.

On April 3, 2020, the Company announced that the CDND awarded a contract (the "Canadian Military Contract") to Meridian, pursuant to which the CDND would purchase up to approximately $14 million of oral TPOXX® over four years in an option-based contract. Prior to 2022, approximately $4 million of oral TPOXX® had been ordered and delivered to the CDND. In 2022, approximately $4 million of oral TPOXX® was delivered and recognized as revenue under this contract, leaving approximately $6 million of unexercised options, exercisable at the sole discretion of CDND, remaining under this contract.

The above-listed contract awards were coordinated between SIGA and Meridian under the international promotion agreement (as amended, the "International Promotion Agreement"). Under the International Promotion Agreement, Meridian is the counterparty in connection with international contracts for oral TPOXX® and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

Under the terms of the International Promotion Agreement, which has an effective date of May 31, 2019 and an initial term that expires on May 31, 2024, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian has agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA retains ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, also retains sales and marketing rights with respect to oral TPOXX®. SIGA’s consent is required for the entry into any sales arrangement pursuant to the International Promotion Agreement.

Sales to international customers pursuant to the International Promotion Agreement are invoiced and collected by Meridian, and such collections are remitted, less Meridian's fees, to the Company under a quarterly process specified in the International Promotion Agreement. The fee Meridian retains pursuant to the International Promotion Agreement is a specified percentage of the collected proceeds of sales of oral TPOXX® net of certain expenses, for calendar years in which customer collected amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for calendar years in which such net collected amounts exceed the specified threshold. We exceeded the specified threshold in 2022 and therefore recorded the higher specified percentage for all International Promotion Agreement sales in 2022.

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the year ended December 31, 2022, the Company recognized $71.0 million in connection with international orders. During the year ended  December 31, 2021, the Company recognized $12.7 million of revenue on international orders, which comprised deliveries to PHAC and CDND.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of December 31, 2022, remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract is up to $6.4 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the years ended December 31, 2022 and 2021, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $17.9 million and $2.5 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Raw materials	$6,370,581	$22,047
Work in-process	27,038,845	17,453,358
Finished goods	5,863,664	2,034,974
Inventory	$39,273,090	$19,510,379

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	449,143	511,062
Furniture and fixtures	347,045	377,859
Operating lease right-of-use asset	3,678,647	3,678,647
	6,894,863	6,987,596
Less-accumulated depreciation	(5,046,549)	(4,621,639)
Property, plant and equipment, net	$1,848,314	$2,365,957

Depreciation and amortization expense on property, plant, and equipment was $0.5 million for each of the years ended December 31, 2022, 2021, and 2020.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2022	December 31, 2021
Deferred revenue	$10,581,146	$3,764,696
Compensation	2,378,035	2,811,700
Research and development vendor costs	1,551,920	256,397
Other	1,276,513	1,426,163
Professional fees	536,997	527,026
Lease liability, current portion	528,170	466,830
Accrued expenses and other current liabilities	$16,852,781	$9,252,812

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	Year Ended December 31,
	2022	2021	2020
Net income for basic earnings per share	$33,904,806	$69,450,766	$56,342,010
Less: Change in fair value of warrants	400,663	117,770	—
Net income, adjusted for change in fair value of warrants for diluted earnings per share	$33,504,143	$69,332,996	$56,342,010
Weighted-average shares	72,929,550	75,322,194	79,259,000
Effect of potential common shares	616,951	1,080,522	178,306
Weighted-average shares: diluted	73,546,501	76,402,716	79,437,306
Earnings per share: basic	$0.46	$0.92	$0.71
Earnings per share: diluted	$0.46	$0.91	$0.71

For the years ended December 31, 2022 and December 31, 2021, the diluted earnings per share calculation reflects the effect of the exercise or assumed exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. Weighted-average diluted shares include the dilutive effect of in-the-money options, stock-settled RSUs and warrants. The dilutive effect of warrants, stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the years ended December 31, 2022 and December 31, 2021 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. For the year ended December 31, 2022 and December 31, 2021, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share was 17,388, and 29,873, respectively.

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

9. Financial Instruments

2016 Warrant

On September 2, 2016, in connection with the entry into the Loan Agreement (see Note 7 for additional information), the Company issued a warrant (the “Warrant”) to the Lender to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering completed on November 16, 2016. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. During the year ended December 31, 2020, 0.5 million shares on the warrant were exercised. Subsequent to partial exercises of the Warrant, there were approximately 1.0 million shares underlying the Warrant as of December 31, 2021. During the year ended December 31, 2022, the remainder of the warrant was fully exercised.

During 2022, the Warrant was fully exercised, and therefore there are no remaining underlying shares as of December 31, 2022. For the year ended December 31, 2022, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price prior to the exercise of the Warrant.

As of December 31, 2021, there were approximately 1.0 million shares underlying the outstanding Warrant and the fair value of the Warrant was $6.5 million. A Black Scholes model was applied to calculate the fair value of the Warrant using the following assumptions: risk free interest rate of 1.21%; no dividend yield; an expected life of 4.7 years; and a volatility factor of 55%.

10. Stockholders’ Equity

On December 31, 2022, the Company’s authorized share capital consisted of 620,000,000 shares, of which 600,000,000 are designated common shares and 20,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2022 and 2021, no preferred shares were outstanding or issued.

On August 2, 2021, the Company's Board of Directors authorized a share repurchase program ("New Repurchase Authorization") under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the New Repurchase Authorization  may be made from time to time at the Company's discretion in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company's management in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors, including: timing of procurement orders under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities. During the year ended  December 31, 2022, the Company repurchased 1.8 million shares of common stock under the New Repurchase Authorization for approximately $13.0 million.

Prior to the effective date of the New Repurchase Authorization, the Company repurchased shares under a program that was announced in March 2020. Under this program, $50 million of the Company's common stock was repurchased.

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

For the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense, including stock options and RSUs, of approximately $1.8 million, $1.3 million and $1.4 million, respectively.

Stock Options

Stock option awards provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee, at the time of grant, and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

The fair value of options granted is estimated at the date of grant. Expected volatility has been estimated using a combination of the historical volatility of the Company's common stock and the historical volatility of a group of comparable companies’ common stock, both using historical periods equivalent to the options’ expected lives. The expected dividend yield assumption reflects that the Company does not have a recurring dividend program. The risk-free interest rate assumption is based upon observed interest rates for securities with maturities approximating the options’ expected lives. The expected life was estimated based on historical experience and expectation of employee exercise behavior in the future giving consideration to the contractual terms of the award.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at January 1, 2022 (1)	159,623	$5.55
Granted	50,000	9.27
Exercised	—	—
Canceled/Expired	—	—
Outstanding at December 31, 2022	209,623	$6.44	7.82	$289,359
Vested at December 31, 2022	209,623	$6.44	7.82	$289,359
Exercisable at December 31, 2022	209,623	$6.44	7.82	$289,359

(1) Balances as of January 1, 2022 differ from those as of December 31, 2021 presented in the Company's 2021 Form 10-K due to the special dividend paid during 2022. In connection with the dividend, the number of options and the weighted average exercise price were adjusted pursuant to the terms of the Company's 2010 Plan.

As of December 31, 2022, there is no remaining unrecognized stock-based compensation cost related to stock options expected to be recognized. The total fair value of stock options which vested during the years ended December 31, 2022 and 2021 was approximately $375,000 and $258,000, respectively.

There were no stock options exercised during the years ended December 31, 2022 and December 31, 2021. The total intrinsic value of stock options exercised was approximately $87,000 for the year ended December 31, 2020. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

Restricted Stock Units

RSUs awarded to employees vest on schedules of between one year and three years, and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

		Weighted
		Average
	Number of	Grant-Date
	RSUs	Fair Value
Outstanding at January 1, 2022 (1)	329,333	$6.95
Granted (2)	190,138	9.40
Vested and released	(187,188)	6.58
Canceled/Expired	(36,578)	8.57
Outstanding at December 31, 2022 (3)	295,705	$8.56

(1) includes 54,792 awards which were settled in cash in June 2022.

(2) includes 35,088 awards which were expected to be settled in cash.

(3) includes 30,702 awards which are expected to be settled in cash.

As of December 31, 2022, $1.2 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 0.7 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2022, 2021 and 2020 was $9.40, $6.95 and $5.95 per share, respectively. Based on the grant date, the total fair value of restricted stock and restricted stock units vested and released during the years ended December 31, 2022, 2021 and 2020 was approximately $1.2 million, $0.9 million and $1.0 million, respectively.

12. Income Taxes

The Company's provision (benefit) for income taxes comprises the following:

	For the year ended December 31,
	2022	2021	2020
Current:
Federal	$13,154,619	$19,211,782	$5,111,667
State and local	897,285	513,753	447,965
Foreign	3,800	13,994	—
Total current provision	14,055,704	19,739,529	5,559,632
Deferred:
Federal	(3,818,283)	89,947	11,375,962
State and local	(9,495)	31,499	230,987
Foreign	—	—	—
Total deferred (benefit) provision	(3,827,778)	121,446	11,606,949
Total provision	$10,227,926	$19,860,975	$17,166,581

The Company’s deferred tax assets and liabilities comprise the following:

	As of December 31,
	2022	2021
Deferred income tax assets:
State net operating losses	$1,247,826	$1,293,912
Inventory	336,333	184,046
Reserves and accruals	569,290	741,684
Amortization of intangible assets	24,532	50,107
Share-based compensation	510,058	280,396
Deferred revenue	66,011	702,617
Capitalized R&D	4,194,106	—
Lease liability	443,902	570,446
Other	380,162	267,050
Deferred income tax assets	7,772,220	4,090,258
Less: valuation allowance	(985,783)	(1,022,191)
Deferred income tax assets, net of valuation allowance	$6,786,437	$3,068,067
Deferred income tax liabilities:
Amortization of goodwill	(192,083)	(197,245)
Property, plant and equipment	(59,727)	(156,289)
Other	(284,242)	(291,926)
Deferred income tax asset, net	$6,250,385	$2,422,607

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which is inherently uncertain. The Company assesses all available positive and negative evidence to determine if its existing deferred tax assets are realizable on a more-likely-than-not basis. In making such assessment, the Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on the Company's generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences. As of December 31, 2022, the Company has a valuation allowance on certain state and local net operating losses which the Company determined were not realizable on a more-likely-than-not basis. The Company's valuation allowance did not change materially from prior years.

Effective beginning in fiscal 2022, the U.S. Tax Cuts and Job Act of 2017 ("TCJA") requires the Company to deduct U.S. and international research and development expenditures for tax purposes over 5 to 15 years, instead of in the current fiscal year. The Company concurrently records a deferred tax benefit for the future amortization of the research and development ("R&D") for tax purposes. The requirement to expense R&D as incurred is unchanged for U.S. GAAP purposes and the impact to pre-tax R&D expense is not affected by this provision.

The benefit for income taxes differs from the expected amount calculated by applying the Company's statutory rate to the income or loss before benefit for income taxes as follows:

	As of December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local taxes	1.6%	0.5%	0.7%
Change in fair value of common stock warrant	(0.2)%	—	1.0%
Section 162(m) limitation	0.7%	0.5%	0.5%
Other	0.1%	0.2%	0.2%
Effective tax rate	23.2%	22.2%	23.4%

For the years ended December 31, 2022 and 2021, the Company’s effective tax rate differs from the statutory rate of 21% primarily as a result of certain permanent differences including non-deductible executive compensation under IRC Section 162(m) and state and local taxes. For the year ended December 31, 2020, the Company's effective tax rate differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), a non-taxable adjustment for the fair market value of the Warrant, and state and local taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the year ended December 31,
	2022	2021	2020
Balance at beginning of year	$5,602,587	$5,591,587	$5,649,188
Tax positions related to the current and prior years:
Additions	—	11,000	—
Reductions	(68,792)	—	(57,601)
Settlements	—	—	—
Lapses in applicable statutes of limitation	(430,247)	—	—
Balance at the end of the year	$5,103,548	$5,602,587	$5,591,587

Included in the balance of unrecognized tax benefits as of December 31, 2022, are potential benefits of $5.1 million that, if recognized, would affect the effective tax rate. The total amount accrued for interest and penalties as of  December 31, 2022 and  December 31, 2021, was $72,000 and $95,000, respectively. For the years ended  December 31, 2022 and  December 31, 2021, the Company recorded an income tax benefit of $23,000 and an income tax expense of $30,000, respectively, related to the accrual of interest and penalties. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease within twelve months from December 31, 2022.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The federal tax years open to examination are 2019 to 2022. The Company's state and local tax years that are open to tax examination are generally 2018 to 2022.

13. Revenues by Geographic Region

Revenues by geographic region were as follows:

	For the year ended December 31,
	2022	2021	2020
United States	$39,803,888	$120,656,294	$122,416,481

International
Asia-Pacific	14,853,233	—	—
Canada	38,875,657	13,014,160	2,542,823
Europe, Middle East and Africa (EMEA)	16,270,033	—	—
Other	972,799	—	—
Total International	70,971,722	13,014,160	2,542,823

Total revenues	$110,775,610	$133,670,454	$124,959,304

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

Operating lease costs totaled $0.6 million for each of the years ended December 31, 2022 and 2021. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.6 million for each of the years ended December 31, 2022 and 2021. As of December 31, 2022, the weighted-average remaining lease term of the Company’s operating leases was 3.7 years while the weighted-average discount rate was 4.53%.

The following is a maturity analysis of the Company's lease liabilities as of December 31, 2022:

2023	$613,878
2024	678,627
2025	406,994
2026	409,971
2027	165,916
Total undiscounted cash flows under operating leases	2,275,386
Less: Imputed interest	(199,350)
Present value of lease liabilities	$2,076,036

As of December 31, 2022, approximately $1.5 million of the lease liability is included in Other liabilities on the consolidated balance sheet with the current portion included in accrued expenses.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of December 31, 2022, the Company has approximately $33.8 million of purchase commitments associated with manufacturing obligations.

15. Related Party Transactions

Board of Directors and Outside Counsel

A former member of the Company’s Board of Directors who did not stand for re-election at the Company's 2021 annual meeting of stockholders is a partner at a law firm previously used by the Company. The Company did not incur any expenses related to services provided by the outside counsel during the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, the Company incurred expenses of approximately $0.1 million and $0.5 million, respectively, related to services provided by the outside counsel. The Company had no outstanding payables or accrued expenses related to services performed by the outside counsel as of December 31, 2022.

Real Estate Leases

On May 26, 2017, the Company and M&F Incorporated entered into the New HQ Lease, pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consist of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the year ended December 31, 2022, the Company paid $0.4 million of expenses associated with this lease.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 in accordance with the framework on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

With the exception of the information incorporated by reference from our Proxy Statement for our 2022 Annual Meeting of Stockholders ("2022 Proxy Statement") in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2023 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10. Directors, Executive Officers, and Corporate Governance

The information concerning our directors required by this Item is incorporated by reference to the sub-section titled “Proposals to be Voted on at the Meeting – Proposal 1: Election of Directors” in our 2023 Proxy Statement.

The information concerning our executive officers required by this Item is incorporated by reference to the sub-section titled "Management – Executive Officers" in our 2023 Proxy Statement.

The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled "Board of Directors – Committees of the Board of Directors" in our 2023 Proxy Statement.

The information concerning our Code of Ethics and Business Conduct for senior management required by this Item is incorporated by reference to the sub-section titled "Board of Directors – Code of Ethics" in our 2023 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections titled "Compensation Committee Report" and "Compensation Discussion and Analysis" in our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in our 2023 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Stock Units (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Restricted Stock Units	Number of Securities Available for Future Issuance under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	505,328	$7.68	4,106,840
Equity compensation plans not approved by security holders	—	—	—
Total	505,328	$7.68	4,106,840

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section titled "Transactions with Related Parties" in our 2023 Proxy Statement.

The information required by this Item concerning director independence is incorporated by reference to the sub-section titled "Board of Directors – Director Independence" in our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section titled "Fees Billed by PricewaterhouseCoopers, LLP" in our 2023 Proxy Statement.

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

10(hh)

Amendment of Solicitation/Modification of Contract 0002, dated May 17, 2019, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 20, 2019).

10(ii)

Amendment of Solicitation/Modification of Contract 0019, dated May 22, 2019, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2019).

10(jj)

Promotion Agreement, dated May 31, 2019, by and between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc. (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 3, 2019).

10(kk)

Amendment of Solicitation/Modification of Contract 0003, dated September 9, 2019, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2019).

10(ll)

Amendment of Solicitation/Modification of Contract 0020, dated November 19, 2019, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 5, 2020).

10(mm)

Amendment of Solicitation/Modification of Contract 0018, dated November 19, 2019, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 5, 2020).

10(nn)	Amendment of Solicitation/Modification of Contract 0004, dated February 4, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 6, 2020).

10(oo)	Amendment of Solicitation/Modification of Contract 0005, dated April 29, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020).

10(pp)	Amendment of Solicitation/Modification of Contract 00021, dated July 2, 2020, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2020).

10(qq)	Amendment of Solicitation/Modification of Contract 00019, dated July 20, 2020, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2020).

10(rr)	Third Amended and Restated Employment Agreement, dated January 20, 2021, between SIGA Technologies, Inc. and Robin E. Abrams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 22, 2021).*

10(ss)	Amendment of Solicitation/Modification of Contract 0007, dated September 8, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2021).

10(tt)	Amendment of Solicitation/Modification of Contract 00006, dated April 29, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(uu)	Amendment of Solicitation/Modification of Contract 00008, dated December 9, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(vv)	Amendment of Solicitation/Modification of Contract 00020, dated November 8, 2021, to Agreement, dated May 13, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(ww)	Amendment of Solicitation/Modification of Contract 00022, dated November 8, 2021, to Agreement, dated June 1, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(xx)	Amendment of Solicitation/Modification of Contract 000023, dated February 15, 2022, to Agreement, dated June 1, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 5, 2022).

10(yy)	Amendment of Solicitation/Modification of Contract 00009, dated January 27, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(zz)	Amendment of Solicitation/Modification of Contract 00010, dated March 29, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(aaa)	Amendment of Solicitation/Modification of Contract 000011, dated July 26, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(bbb)	Amendment of Solicitation/Modification of Contract 000012, dated August 5, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(ccc)	Amendment of Solicitation/Modification of Contract 000021, dated September 28, 2022, to Agreement, dated May 13, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(ddd)	Amendment of Solicitation/Modification of Contract 000022, dated September 29, 2022, to Agreement, dated May 13, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline Taxonomy Extension Schema Document

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline Taxonomy Extension Labels Linkbase Document

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 2, 2023	By:	/s/ Phillip L. Gomez, Ph.D.
Phillip L. Gomez, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Phillip L. Gomez, Ph.D.		March 2, 2023
Phillip L. Gomez, Ph.D.	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 2, 2023
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jaymie Durnan
Jaymie Durnan	Director	March 2, 2023

/s/ Harold E. Ford, Jr.
Harold E. Ford, Jr.	Director	March 2, 2023

/s/ Julie M. Kane
Julie M. Kane	Director	March 2, 2023

/s/ Joseph Marshall
Joseph Marshall	Director	March 2, 2023

/s/ Gary J. Nabel
Gary J. Nabel	Director	March 2, 2023

/s/ Julian Nemirovsky
Julian Nemirovsky	Director	March 2, 2023

/s/ Holly L. Phillips
Holly L. Phillips	Director	March 2, 2023

/s/ Michael Plansky
Michael Plansky	Director	March 2, 2023

/s/ Jay K. Varma
Jay K. Varma	Director	March 2, 2023