Form 10-Q
period 2023-03-31
SIGA TECHNOLOGIES INC
filed 2023-05-04
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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

As of April 19, 2023, the registrant had outstanding 71,267,868 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$115,680,683	$98,790,622
Accounts receivable	12,316,704	45,406,960
Inventory	42,577,787	39,273,090
Prepaid expenses and other current assets	1,958,508	2,315,672
Total current assets	172,533,682	185,786,344

Property, plant and equipment, net	1,717,193	1,848,314
Deferred tax asset, net	6,733,810	6,250,385
Goodwill	898,334	898,334
Other assets	2,041,240	252,546
Total assets	$183,924,259	$195,035,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,139,853	$3,355,268
Accrued expenses and other current liabilities	16,001,327	16,852,781
Income tax payable	1,335,311	1,309,672
Total current liabilities	18,476,491	21,517,721

Other liabilities	3,354,308	3,358,160
Total liabilities	21,830,799	24,875,881
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,535,268 and 72,675,190, issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	7,154	7,268
Additional paid-in capital	234,366,497	233,957,767
Accumulated deficit	(72,280,191)	(63,804,993)
Total stockholders’ equity	162,093,460	170,160,042
Total liabilities and stockholders’ equity	$183,924,259	$195,035,923

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenues
Product sales and supportive services	$5,702,515	$7,320,872
Research and development	2,620,510	3,218,427
Total revenues	8,323,025	10,539,299

Operating expenses
Cost of sales and supportive services	1,150,187	4,720,116
Selling, general and administrative	4,235,108	3,711,288
Research and development	5,046,036	3,546,776
Total operating expenses	10,431,331	11,978,180
Operating loss	(2,108,306)	(1,438,881)
Gain from change in fair value of warrant liability	—	351,104
Other income, net	890,629	23,322
Loss before income taxes	(1,217,677)	(1,064,455)
Benefit for income taxes	299,422	703,406
Net and comprehensive loss	$(918,255)	$(361,049)
Basic loss per share	$(0.01)	$(0.00)
Diluted loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding: basic	72,197,038	73,070,565
Weighted average shares outstanding: diluted	72,197,038	73,883,058

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(918,255)	$(361,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	131,121	127,526
Gain on change in fair value of warrant liability	—	(351,104)
Stock-based compensation	408,730	368,754
Write down of inventory, net	—	135,471
Deferred income taxes, net	(483,425)	(1,612,534)
Changes in assets and liabilities:
Accounts receivable	33,090,256	78,311,550
Inventory	(3,304,697)	3,097,407
Prepaid expenses and other assets	(1,431,530)	241,607
Accounts payable, accrued expenses and other liabilities	(3,011,077)	(1,881,714)
Income tax payable	25,639	(18,398,271)
Deferred revenue	(59,644)	(2,971,232)
Net cash provided by operating activities	24,447,118	56,706,411
Cash flows from investing activities:
Capital expenditures	—	—
Cash used in investing activities	—	—
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	—	(12,533)
Repurchase of common stock	(7,557,057)	(6,572,783)
Cash used in financing activities	(7,557,057)	(6,585,316)
Net increase in cash and cash equivalents	16,890,061	50,121,095
Cash and cash equivalents at the beginning of period	98,790,622	103,138,819
Cash and cash equivalents at end of period	$115,680,683	$153,259,914

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company's 2022 Annual Report on Form 10-K filed on March 2, 2023 (the "2022 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2022 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2022 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. The Company accounts for shipping and handling activities as fulfillment costs rather than as an additional promised service. As of March 31, 2023, the Company's active contractual performance obligations are referenced in Note 3 and consist of the following: six performance obligations relate to research and development services; and five relate to manufacture and delivery of product. The aggregate amount of the transaction price allocated to remaining performance obligations was $64.9 million as of March 31, 2023. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. The Company expects to recognize this amount as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and largely outside the Company's control.

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

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. A portion of the Company's revenue is derived from long-term contracts that span multiple years. All of the Company’s revenue related to current research and development performance obligations is recognized over time, because the customer simultaneously receives and consumes the benefits provided by the services as the Company performs these services. The Company recognizes revenue related to these services based on the progress toward complete satisfaction of the performance obligation and measures this progress under an input method, which is based on the Company’s cost incurred relative to total estimated costs.  Under this method, progress is measured based on the cost of resources consumed (i.e., cost of third-party services performed, cost of direct labor hours incurred, and cost of materials consumed) compared to the total estimated costs to completely satisfy the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. The incurred and estimated costs used in the measure of progress include third-party services performed, direct labor hours, and material consumed.

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  March 31, 2023, the accounts receivable balance in the condensed balance sheet includes approximately $5.1 million of unbilled receivables. This amount primarily relates to international sales that are billed under the terms specified in the International Promotion Agreement with Meridian. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the three months ended March 31, 2023, the Company recognized approximately $0.1 million of revenue that was included in deferred revenue at the beginning of the period.

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of March 31, 2023, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $268.9 million of payments are related to exercised options and up to approximately $281.9 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2023, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $20.1 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $268.9 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; payments up to $25.6 million for the manufacture of courses of IV FDP, of which $10.2 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2023, the Company had received $225.1 million for the delivery (and related procurement of raw materials) of oral TPOXX® to the Strategic Stockpile; $10.2 million for the completed manufacture of IV BDS, which has been recorded as deferred revenue as of March 31, 2023; and $7.6 million in connection with post-marketing activities for oral and IV TPOXX®.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended March 31, 2023 and 2022, the Company recognized revenues of $1.6 million and $0.7 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for the three months ended March 31, 2022 was $7.2 million. No revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for three months ended March 31, 2023.

U.S. Department of Defense Procurement Contracts

On May 12, 2022, the Company announced a contract with the U.S. Department of Defense ("DoD") for the procurement of oral TPOXX® ("DoD Contract #1").  The DoD Contract #1 included a firm commitment for the DoD to procure approximately $3.6 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD, for the procurement of an additional approximately $3.8 million of oral TPOXX®.  In the second quarter of 2022, the Company delivered oral TPOXX® to the DoD and recognized revenue of $3.6 million, fulfilling the firm commitment in DoD Contract #1. In the third quarter of 2022, the DoD exercised the option for $3.8 million of oral TPOXX® and the Company satisfied its obligation by delivering product in September 2022 and recognized the related revenue.

On September 28, 2022, the Company and the DoD signed a new procurement contract ("DoD Contract #2"). The DoD Contract #2 includes a firm commitment for the DoD to procure approximately $5.1 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD for the procurement of an additional approximately $5.5 million of oral TPOXX®.

In March 2023, the Company fulfilled the firm commitment by delivering $5.1 million of oral TPOXX® to the DoD, and recognized the related revenue. Additionally, in March 2023 the DoD exercised the $5.5 million option in DoD Contract #2 for the procurement of oral TPOXX®.

International Procurement Contracts

As of March 31, 2023, the Company had firm commitments with two European countries for the delivery of approximately $8 million of oral TPOXX®, of which approximately $1 million of oral TPOXX® was delivered in April 2023. The remaining firm commitment relates to an order that was received in 2022. The firm commitments are specified in contracts that were originated under an International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian Medical Technologies, Inc. ("Meridian") is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.

In addition to the above-mentioned contracts with firm commitments, the Company has a contract with the Canadian Department of National Defence ( "CDND") under which the CDND has an option until March 31, 2024, exercisable at its sole discretion, for the purchase of up to an additional $6 million of oral TPOXX®. As an international contract, this contract is also administered under the International Promotion Agreement. The contract with the CDND (the "Canadian Military Contract"), issued in April of 2020, is option-based and initially specified that the CDND would purchase up to $14 million of oral TPOXX® if all options were exercised. Prior to 2023, approximately $8 million of oral TPOXX® had been purchased and delivered.

In 2022, the Company received firm commitment orders from 13 international customers (including Canada) for the delivery of approximately $77 million of oral TPOXX®, of which approximately $39 million was for Canada and approximately $38 million was for jurisdictions in Europe, Asia-Pacific, and the Middle East. With respect to the $77 million of firm commitment orders that were received in 2022, approximately $71 million of oral TPOXX® was delivered and recorded as revenue in 2022.

Under the International Promotion Agreement, Meridian is the counterparty in connection with international contracts for oral TPOXX® and SIGA is responsible for manufacture and delivery of any oral TPOXX® purchased thereunder.

Under the terms of the International Promotion Agreement, as amended, which has an initial term that expires on May 31, 2024, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian has agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA retains ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, also retains sales and marketing rights with respect to oral TPOXX®. SIGA’s consent is required for the entry into any sales arrangement pursuant to the International Promotion Agreement.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the three months ended March 31, 2023 and  March 31, 2022, the Company did not recognize any revenue related to international contracts.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of March 31, 2023, remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract is up to $5 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended March 31, 2023 and 2022, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $1.4 million and $2.3 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Raw materials	$8,514,450	$6,370,581
Work in-process	27,999,164	27,038,845
Finished goods	6,064,173	5,863,664
Inventory	$42,577,787	$39,273,090

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	449,143	449,143
Furniture and fixtures	347,045	347,045
Operating lease right-of-use assets	3,678,647	3,678,647
	6,894,863	6,894,863
Less - accumulated depreciation and amortization	(5,177,670)	(5,046,549)
Property, plant and equipment, net	$1,717,193	$1,848,314

Depreciation and amortization expense on property, plant, and equipment was $0.1 million for each of the three months ended March 31, 2023 and 2022.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Deferred revenue	$10,521,502	$10,581,146
Research and development vendor costs	2,150,952	1,551,920
Other	1,343,521	1,276,513
Compensation	801,890	2,378,035
Professional fees	646,835	536,997
Lease liability, current portion	536,627	528,170
Accrued expenses and other current liabilities	$16,001,327	$16,852,781

7. Financial Instruments

2016 Warrant

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”). The Company voluntarily prepaid this Loan Agreement in 2020. Upon such prepayment and release, the Loan Agreement was terminated. In connection with the entry into the Loan Agreement, the Company issued a warrant (the “Warrant”) to the Lender on September 2, 2016 to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering completed on November 16, 2016. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Subsequent to partial exercises of the Warrant, in 2022, the remainder of the Warrant was fully exercised and therefore there were no remaining underlying shares as of December 31, 2022. During the three months ended March 31, 2022, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price prior to the exercise of the Warrant.

8. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and income tax payable approximates fair value due to the relatively short maturity of these instruments. Prior to being fully exercised, common stock warrants, which were classified as a liability, were recorded at their fair market value as of each reporting period.

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

There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2023. As of  March 31, 2023 and December 31, 2022, the Company had $97.8 million and less than $0.1 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of March 31, 2023. As of  December 31, 2022, the Company had approximately $40.5 million of cash equivalents classified as Level 2 financial instruments.

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended March 31,
	2023	2022
Net loss for basic earnings per share	$(918,255)	$(361,049)
Less: Change in fair value of warrants	—	351,104
Net loss, adjusted for change in fair value of warrants for diluted earnings per share	$(918,255)	$(712,153)
Weighted-average shares	72,197,038	73,070,565
Effect of potential common shares	—	812,493
Weighted-average shares: diluted	72,197,038	73,883,058
Loss per share: basic	$(0.01)	$(0.00)
Loss per share: diluted	$(0.01)	$(0.01)

For the three months ended March 31, 2023 and 2022, the Company incurred losses and as a result, the equity instruments listed below were excluded from the calculation of diluted loss per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Stock options	209,623	150,000
Restricted stock units (1)	295,419	325,903

(1) For the three months ended March 31, 2023, this includes 30,702 units which are expected to settle in cash. For the three months ended March 31, 2022, this includes 54,792 units which were settled in cash.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of March 31, 2023, the Company had approximately $29.3 million of purchase commitments associated with manufacturing obligations.

11. Related Party Transactions

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year Office Lease agreement (the "New HQ Lease"), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company pays a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. For each of the three months ended March 31, 2023 and 2022, the Company paid $0.1 million for rent and ancillary services associated with this lease.

12. Revenues by Geographic Region

Revenues by geographic region were as follows:

	Three Months Ended March 31,
	2023	2022
United States	$8,323,025	$10,539,299

International
Asia-Pacific	—	—
Canada	—	—
Europe, Middle East and Africa (EMEA)	—	—
Other	—	—
Total International	—	—

Total revenues	$8,323,025	$10,539,299

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2023 and 2022, we recorded pre-tax losses of ($1.2) million and ($1.1) million, respectively, and a corresponding income tax benefit of $0.3 million and $0.7 million, respectively.

The effective tax rate for the three months ended March 31, 2023 was 24.6% compared to 66.1% for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m).

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

Effective beginning in fiscal 2022, the U.S. Tax Cuts and Job Act of 2017 ("TCJA") requires the Company to deduct U.S. and international research and development expenditures ("R&D") for tax purposes over 5 to 15 years, instead of in the current fiscal year. The Company concurrently records a deferred tax benefit for the future amortization of the research and development for tax purposes. The requirement to expense R&D as incurred is unchanged for U.S. GAAP purposes and the impact to pre-tax R&D expense is not affected by this provision.

14. Equity

The tables below present changes in stockholders' equity for the three months ended March 31, 2023 and 2022.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2022	72,675,190	$7,268	$233,957,767	$(63,804,993)	$—	$170,160,042
Net income	—	—	—	(918,255)	—	(918,255)
Repurchase of common stock (including excise tax)	(1,139,922)	(114)	—	(7,556,943)	—	(7,557,057)
Stock-based compensation	—	—	408,730	—	—	408,730
Balances at March 31, 2023	71,535,268	$7,154	$234,366,497	$(72,280,191)	$—	$162,093,460

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2021	73,543,602	$7,354	$226,070,308	$(51,763,255)	$—	$174,314,407
Net loss	—	—	—	(361,049)	—	(361,049)
Repurchase of common stock	(979,802)	(98)	—	(6,572,685)	—	(6,572,783)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,973)	—	(12,533)	—	—	(12,533)
Issuance of common stock upon vesting of RSUs	4,540	—	—	—	—	—
Stock-based compensation	—	—	368,754	—	—	368,754
Balances at March 31, 2022	72,566,367	$7,256	$226,426,529	$(58,696,989)	$—	$167,736,796

On August 2, 2021, the Company's Board of Directors authorized a share repurchase program ("New Repurchase Authorization") under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the New Repurchase Authorization  may be made from time to time at the Company's discretion in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company's management in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors, including: timing of procurement orders under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities. During the three months ended March 31, 2023, the Company repurchased approximately 1.1 million shares of common stock under the New Repurchase Authorization for approximately $7.5 million. In addition, during the three months ended March 31, 2023, the Company recorded approximately $0.1 million of excise tax associated with the repurchase of common stock.

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

On May 26, 2017 the Company and M&F entered into the New HQ Lease, a ten year office lease agreement, pursuant to which the Company agreed to lease 3,200 square feet in New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.1 million for each of the three months ended March 31, 2023 and 2022. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million for each of the three months ended March 31, 2023 and 2022. As of March 31, 2023, the weighted-average remaining lease term of the Company’s operating leases was 3.45 years while the weighted-average discount rate was 4.53%.

Future cash flows under operating leases as of March 31, 2023 are expected to be as follows:

2023	$447,751
2024	678,627
2025	406,994
2026	409,971
2027	165,916
Total undiscounted cash flows under leases	2,109,259
Less: Imputed interest	(175,473)
Present value of lease liabilities	$1,933,786

As of March 31, 2023, approximately $1.4 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

16. Subsequent Event

On May 4, 2023, the Board of Directors declared a special dividend of $0.45 per share on the common stock of the Company. The special dividend is payable on June 1, 2023 to shareholders of record at the close of business on May 16, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K filed on March 2, 2023 (the "2022 Form 10-K"). In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors. See the factors set forth under the heading “Forward-Looking Statements” at the end of this Item 2.

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

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company has recently met target enrollment for an immunogenicity trial and an expanded safety trial. Provided unblinded results from these trials are supportive of a regulatory submission, the Company expects to commence in 2023 the preparation of a supplemental New Drug Application (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX®, targeting early 2024 for its submission to the FDA.

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

The Company may be able to use data from the trials noted above, as well as from other trials, to potentially pursue an FDA label expansion of oral TPOXX® for an indication covering the treatment of mpox. The viability, and timing, of a potential FDA submission for an mpox indication will be impacted by a series of factors, including the magnitude and severity of future mpox cases, the location of future cases, enrollment in clinical trials, and results of randomized, placebo-controlled and observational clinical trials.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of March 31, 2023, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $268.9 million of payments are related to exercised options and up to approximately $281.9 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2023, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $20.1 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $268.9 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $213.9 million for the delivery of up to 726,140 courses of oral TPOXX®; payments up to $25.6 million for the manufacture of courses of IV FDP, of which $10.2 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2023, the Company had received $225.1 million for the delivery (and related procurement of raw materials) of oral TPOXX® to the Strategic Stockpile; $10.2 million for the completed manufacture of IV BDS, which has been recorded as deferred revenue as of March 31, 2023; and $7.6 million in connection with post-marketing activities for oral and IV TPOXX®.

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

U.S. Department of Defense Procurement Contracts

On May 12, 2022, the Company announced a contract with the U.S. Department of Defense ("DoD") for the procurement of oral TPOXX® ("DoD Contract #1").  The DoD Contract #1 included a firm commitment for the DoD to procure approximately $3.6 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD, for the procurement of an additional approximately $3.8 million of oral TPOXX®.  In the second quarter of 2022, the Company delivered oral TPOXX® to the DoD and recognized revenue of $3.6 million, fulfilling the firm commitment in DoD Contract #1. In the third quarter of 2022, the DoD exercised the option for $3.8 million of oral TPOXX® and the Company satisfied its obligation by delivering product in September 2022 and recognized the related revenue.

On September 28, 2022, the Company and the DoD signed a new procurement contract ("DoD Contract #2"). The DoD Contract #2 includes a firm commitment for the DoD to procure approximately $5.1 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD for the procurement of an additional approximately $5.5 million of oral TPOXX®.

In March 2023, the Company fulfilled the firm commitment by delivering $5.1 million of oral TPOXX® to the DoD, and recognized the related revenue.  Additionally, in March 2023 the DoD exercised the $5.5 million option in DoD Contract #2 for the procurement of oral TPOXX®.

International Procurement Contracts

As of March 31, 2023, the Company had firm commitments with two European countries for the delivery of approximately $8 million of oral TPOXX®, of which approximately $1 million of oral TPOXX® was delivered in April 2023 and the remaining $7 million of oral TPOXX® is targeted for delivery by July 31, 2023. The remaining firm commitment relates to an order that was received in 2022. The firm commitments are specified in contracts that were originated under an International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian Medical Technologies, Inc. ("Meridian") is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.

In addition to the above-mentioned contracts with firm commitments, the Company has a contract with the Canadian Department of National Defence ( "CDND") under which the CDND has an option until March 31, 2024, exercisable at its sole discretion, for the purchase of up to an additional $6 million of oral TPOXX®. As an international contract, this contract is also administered under the International Promotion Agreement. The contract with the CDND (the "Canadian Military Contract"), issued in April of 2020, is option-based and initially specified that the CDND would purchase up to $14 million of oral TPOXX® if all options were exercised. Prior to 2023, approximately $8 million of oral TPOXX® had been purchased and delivered.

International Promotion Agreement

Under the terms of the International Promotion Agreement, as amended, which has an initial term that expires on May 31, 2024, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian has agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA retains ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, also retains sales and marketing rights with respect to oral TPOXX®. SIGA’s consent is required for the entry into any sales arrangement pursuant to the International Promotion Agreement.

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

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of March 31, 2023, remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract is up to $5 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appears in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K. Our most critical accounting estimates include revenue recognition over time and income taxes (including realization of deferred tax assets).

Results of Operations

Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, revenues from product sales and supportive services were $5.7 million. Such revenues primarily relate to sales of oral TPOXX® to the DoD. For the three months ended March 31, 2022, revenues from product sales and supportive services were $7.3 million, which primarily relate to sales of IV TPOXX® to the U.S. Government under the 19C BARDA Contract.

Revenues from research and development activities for the three months ended March 31, 2023 and 2022, were $2.6 million and $3.2 million, respectively. These revenues are mostly earned in connection with performance of research and development activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract. The decrease of $0.6 million of revenue is primarily related to a change in the estimated profitability of the PEP Label Expansion R&D Contract; the change in the profitability of the PEP Label Expansion R&D Contract is primarily due to an increase in the total estimated direct vendor-related costs to be incurred in connection with the PEP development program.

Cost of sales and supportive services for the three months ended March 31, 2023 and 2022 were $1.2 million and $4.7 million, respectively. Such costs in 2023 were primarily associated with the manufacture and delivery of courses of oral TPOXX® for sales to the DoD. Such costs in 2022 were primarily associated with the manufacture and delivery of courses of IV TPOXX® to the Strategic Stockpile.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2023 and 2022 were $4.2 million and $3.7 million, respectively. The increase of approximately $0.5 million mostly reflects an increase in professional service fees in connection with the Chief Executive Officer transition and related items.

Research and development (“R&D”) expenses for the three months ended March 31, 2023 and 2022 were $5.0 million and $3.5 million, respectively, reflecting an increase of approximately $1.5 million. The increase is primarily attributable to an increase in regulatory fees of approximately $0.6 million associated with EMA regulatory submissions as well as higher direct vendor-related expenses incurred in connection with an increase in activities under the PEP Label Expansion R&D Contract and the BARDA Contract.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the statement of operations. The warrant was fully exercised during the three months ended June 30, 2022. For the three months ended March 31, 2023, we recorded no activity. For the three months ended March 31, 2022, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

For the three months ended March 31, 2023 and 2022, we recorded pre-tax losses of ($1.2) million and ($1.1) million, respectively, and a corresponding income tax benefit of $0.3 million and $0.7 million, respectively. The effective tax rates during the three months ended March 31, 2023 and 2022 were 24.6% and 66.1%, respectively. Our effective tax rate for the period ended March 31, 2023 differs from the statutory rate primarily as a result of state taxes, and non-deductible executive compensation under Internal Revenue Code Section 162(m). Our effective tax rate for the period ended March 31, 2022 differs from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Liquidity and Capital Resources

As of March 31, 2023, we had $115.7 million in cash and cash equivalents compared with $98.8 million at December 31, 2022.

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

Net cash provided by operating activities for the three months ended March 31, 2023 and 2022 was $24.4 million and $56.7 million, respectively. For the three months ended March 31, 2023, the receipt of approximately $35 million for 2022 product deliveries was partially offset by an increase in inventory investment in connection with a broadening of the customer base for TPOXX® and mitigation of increasing general supply chain risks; and costs in relation to customary operating activities. For the three months ended March 31, 2022, the receipt of approximately $80 million for product delivery and acceptance of oral TPOXX® courses delivered to the Strategic Stockpile in December 2021 was partially offset by the payment of approximately $19 million of federal income taxes, as well as net cash usage primarily related to manufacturing of inventory and customary operating activities.

Investing Activities

There was no cash-related investing activity for the three months ended March 31, 2023 or for the three months ended March 31, 2022.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2023 was $7.6 million, which was attributable to our repurchase of approximately 1.1 million shares of common stock. Cash used in financing activities for the three months ended March 31, 2022 was $6.6 million, which was substantially all attributable to our repurchase of approximately 1.0 million shares of common stock.

Future Cash Requirements

As of March 31, 2023, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $29.3 million.

On May 4, 2023, the Board of Directors declared a special dividend of $0.45 per share on the common stock of the Company. The special dividend is payable on June 1, 2023 to shareholders of record at the close of business on May 16, 2023.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

The Company did not adopt any accounting standards this quarter.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to the Strategic Stockpile, the enforceability of our procurement contracts, such as the 19C BARDA Contract (the "BARDA Contract"), with BARDA, and responding to the global outbreak of monkeypox ("mpox"). The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contract, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contract, DoD Contract #2 or PEP Label Expansion R&D Contract are modified or canceled at the request or requirement of the U.S. Government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiii) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xiv) risks associated with actions or uncertainties surrounding the debt ceiling, (xv) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, such as COVID-19, are ineffective and may adversely affect SIGA’s business, and (xvi) risks associated with responding to the current mpox outbreak, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents, which are available free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-Q is not incorporated by reference into this filing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2022 Form 10-K, except for the following:

The cash and cash equivalents that we use to meet our cash needs, including working capital and operating expenses, are held in deposit or investment accounts at four financial institutions. If one or multiple financial institutions fail, our deposit or investment accounts could be adversely affected due to the loss of or delay in obtaining access to all or a portion of our uninsured funds.

The cash and cash equivalents that we use to meet our cash needs, including working capital and operating expenses, are held in deposit or investment accounts at four financial institutions. The balance held in these accounts regularly exceeds the Federal Deposit Insurance Corporation (“FDIC”), standard deposit insurance limit or similar government guarantee schemes, or in the case of investment accounts, is not insured. If one or multiple financial institutions in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our operating expense obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs
January 1, 2023 to January 31, 2023	291,071	$7.50	291,071	$30,284,999
February 1, 2023 to February 28, 2023	319,519	7.00	319,519	28,049,642
March 1, 2023 to March 31, 2023	529,332	5.79	529,332	24,986,971
	1,139,922	$6.56	1,139,922

(1) Average does not include impact of excise tax on share repurchases.

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

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 16, 2022).
3.2	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 15, 2021).
10.1	Transition Agreement, dated January 13, 2023, between SIGA Technologies, Inc. and Phillip Louis Gomez, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 17, 2023).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 4, 2023	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)