Form 10-Q
period 2023-06-30
SIGA TECHNOLOGIES INC
filed 2023-08-08
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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

As of July 24, 2023, the registrant had outstanding 71,082,944 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$76,213,484	$98,790,622
Accounts receivable	6,026,887	45,406,960
Inventory	50,497,103	39,273,090
Prepaid expenses and other current assets	1,560,626	2,315,672
Total current assets	134,298,100	185,786,344

Property, plant and equipment, net	1,605,222	1,848,314
Deferred tax asset, net	7,591,743	6,250,385
Goodwill	898,334	898,334
Other assets	2,117,360	252,546
Total assets	$146,510,759	$195,035,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,081,337	$3,355,268
Accrued expenses and other current liabilities	17,894,986	16,852,781
Income tax payable	11,822	1,309,672
Total current liabilities	18,988,145	21,517,721

Other liabilities	3,448,558	3,358,160
Total liabilities	22,436,703	24,875,881
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,082,944 and 72,675,190, issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	7,109	7,268
Additional paid-in capital	234,873,128	233,957,767
Accumulated deficit	(110,806,181)	(63,804,993)
Total stockholders’ equity	124,074,056	170,160,042
Total liabilities and stockholders’ equity	$146,510,759	$195,035,923

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product sales and supportive services	$1,263,255	$8,615,765	$6,965,769	$15,936,637
Research and development	4,614,911	8,051,280	7,235,421	11,269,708
Total revenues	5,878,166	16,667,045	14,201,190	27,206,345

Operating expenses
Cost of sales and supportive services	974,420	882,096	2,124,608	5,602,212
Selling, general and administrative	4,425,959	5,874,139	8,661,068	9,585,427
Research and development	5,116,154	6,840,099	10,162,189	10,386,876
Total operating expenses	10,516,533	13,596,334	20,947,865	25,574,515
Operating (loss)/income	(4,638,367)	3,070,711	(6,746,675)	1,631,830
Gain from change in fair value of warrant liability	—	49,559	—	400,663
Other income, net	1,190,705	72,373	2,081,334	95,694
(Loss)/income before income taxes	(3,447,662)	3,192,643	(4,665,341)	2,128,187
Benefit/(Provision) for income taxes	572,186	(1,155,581)	871,608	(452,175)
Net and comprehensive (loss)/income	$(2,875,476)	$2,037,062	$(3,793,733)	$1,676,012
Basic (loss)/income per share	$(0.04)	$0.03	$(0.05)	$0.02
Diluted (loss)/income per share	$(0.04)	$0.03	$(0.05)	$0.02
Weighted average shares outstanding: basic	71,090,642	72,678,333	71,640,784	72,873,366
Weighted average shares outstanding: diluted	71,090,642	73,332,888	71,640,784	73,699,226

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss)/income	$(3,793,733)	$1,676,012
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	264,778	256,237
Gain on change in fair value of warrant liability	—	(400,663)
Stock-based compensation	1,130,170	764,208
Write down of inventory, net	518,551	157,740
Deferred income taxes, net	(1,341,358)	(617,207)
Changes in assets and liabilities:
Accounts receivable	39,380,073	64,052,328
Inventory	(11,742,564)	2,921,257
Prepaid expenses and other assets	(1,109,768)	(592,168)
Accounts payable, accrued expenses and other liabilities	(1,935,092)	1,582,679
Income tax payable	(1,297,850)	(18,572,423)
Deferred revenue	793,764	3,270,658
Net cash provided by operating activities	20,866,971	54,498,658
Cash flows from investing activities:
Capital expenditures	(21,686)	—
Cash used in investing activities	(21,686)	—
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(214,794)	(12,533)
Repurchase of common stock	(11,072,511)	(10,149,704)
Payment of dividend	(32,135,118)	(32,944,314)
Cash used in financing activities	(43,422,423)	(43,106,551)
Net (decrease)/increase in cash and cash equivalents	(22,577,138)	11,392,107
Cash and cash equivalents at the beginning of period	98,790,622	103,138,819
Cash and cash equivalents at end of period	$76,213,484	$114,530,926

Supplemental disclosure of non-cash financing activities:
Conversion of warrant to common stock	$-	$6,120,778

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company's 2022 Annual Report on Form 10-K filed on March 2, 2023 (the "2022 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2022 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2022 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. The Company accounts for shipping and handling activities as fulfillment costs rather than as an additional promised service. As of June 30, 2023, the Company's active contractual performance obligations consist of the following: six performance obligations relate to research and development services; and four relate to manufacture and delivery of product. The material performance obligations are referenced in Note 3. The aggregate amount of the transaction price allocated to remaining performance obligations as of  June 30, 2023 was $59.0 million. In July, two new performance obligations in connection with option exercises under the 19C BARDA Contract were added when the Company received orders from the U.S. government for the manufacture and delivery of product. The amount related to such performance obligations is $138.2 million. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. With respect to performance obligations related to the manufacture and delivery of product, the Company expects such obligations to be recognized as revenues within the next 24 months, with a majority of the revenues being recognized in the next six months. With respect to the performance obligations related to research and development services, the Company expects such obligations to be recognized as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and at times outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  June 30, 2023, the accounts receivable balance in the condensed balance sheet includes approximately $3.8 million of unbilled receivables. This amount includes international sales that are billed under the terms specified in the International Promotion Agreement with Meridian. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the six months ended June 30, 2023, the Company recognized approximately $0.1 million of revenue that was included in deferred revenue at the beginning of the period.

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of July 31, 2023, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $407.1 million of payments are related to exercised options and up to approximately $143.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of June 30, 2023, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $21.3 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $407.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $326.5 million for the delivery of up to 1.1 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.4 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of June 30, 2023, the Company had received $225.1 million for the delivery (and related procurement of raw materials) of oral TPOXX® to the Strategic Stockpile; $10.2 million for the completed manufacture of IV BDS, which has been recorded as deferred revenue as of  June 30, 2023; and $7.7 million in connection with post-marketing activities for oral and IV TPOXX®.

Une xercised options specify potential payments up to approximately $143.7 million in total (if all such options are exercised). There are options for the following activities: payments of up to $112.5 million for the delivery of oral TPOXX® to the Strategic Stockpile; payments of up to $25.6 million for the manufacture of courses of IV FDP, of which up to $10.2 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; and payments of up to approximately $5.6 million for supportive procurement activities.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised two of the three IV BDS options and two of the three IV FDP options. If BARDA decides to only exercise the remaining IV BDS Option, then the Company would receive payments up to $10.2 million; alternatively, if BARDA decides to exercise the remaining IV BDS Option and IV FDP Option, then the Company would receive payments up to $25.6 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP.

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended June 30, 2023 and 2022, the Company recognized revenues of $0.5 million and $1.3 million, respectively, on an over time basis. For the six months ended June 30, 2023 and 2022, the Company recognized revenues of $2.1 million and $1.9 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for the six months ended June 30, 2022 was $7.2 million. No revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for the three months ended June 30, 2022, or for the three and six months ended June 30, 2023.

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

On September 28, 2022, the Company and the DoD signed a new procurement contract ("DoD Contract #2"). The DoD Contract #2 included a firm commitment for the DoD to procure approximately $5.1 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD for the procurement of an additional approximately $5.5 million of oral TPOXX®.

In March 2023, the Company fulfilled the firm commitment by delivering $5.1 million of oral TPOXX® to the DoD, and recognized the related revenue. Additionally, in March 2023 the DoD exercised the $5.5 million option in DoD Contract #2 for the procurement of oral TPOXX®.

International Procurement Contracts

As of July 31, 2023, the Company had firm commitments with two European countries for the delivery of approximately $8 million of oral TPOXX®, of which approximately $1 million of oral TPOXX® was delivered in April 2023 and approximately $7 million of oral TPOXX® was delivered in July 2023. The firm commitments noted above were originated under an International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian Medical Technologies, Inc. ("Meridian") is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the three and six months ended June 30, 2023, the Company recognized $1.2 million of sales in connection with international contracts. During the three and six months ended June 30, 2022, the Company recognized $5.0 million of sales in connection with international contracts.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of June 30, 2023, remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract is up to $0.9 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended June 30, 2023 and 2022, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $4.0 million and $6.6 million, respectively, on an over time basis. For the six months ended June 30, 2023 and 2022, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $5.5 million and $8.9 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Raw materials	$4,039,460	$6,370,581
Work in-process	37,447,497	27,038,845
Finished goods	9,010,146	5,863,664
Inventory	$50,497,103	$39,273,090

For the three and six months ended June 30, 2023, cost of goods sold included a net-inventory related loss of $0.5 million. This loss is due to the impairment of a manufacturing batch.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	470,830	449,143
Furniture and fixtures	347,045	347,045
Operating lease right-of-use assets	3,678,647	3,678,647
	6,916,550	6,894,863
Less - accumulated depreciation and amortization	(5,311,328)	(5,046,549)
Property, plant and equipment, net	$1,605,222	$1,848,314

Depreciation and amortization expense on property, plant, and equipment was $0.3 million for each of the six months ended June 30, 2023 and 2022.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Deferred revenue	$11,374,910	$10,581,146
Research and development vendor costs	1,962,683	1,551,920
Compensation	1,479,651	2,378,035
Other	1,331,903	1,245,353
Professional fees	729,513	536,997
Lease liability, current portion	545,558	528,170
Inventory	470,768	31,160
Accrued expenses and other current liabilities	$17,894,986	$16,852,781

7. Financial Instruments

2016 Warrant

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”). The Company voluntarily prepaid this Loan Agreement in 2020. Upon such prepayment and release, the Loan Agreement was terminated. In connection with the entry into the Loan Agreement, the Company issued a warrant (the “Warrant”) to the Lender on September 2, 2016 to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering completed on November 16, 2016. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Subsequent to partial exercises of the Warrant, in 2022, the remainder of the Warrant was fully exercised and therefore there were no remaining underlying shares as of December 31, 2022. During the six months ended June 30, 2022, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price prior to the exercise of the Warrant.

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

There were no transfers between levels of the fair value hierarchy for the six months ended June 30, 2023. As of  June 30, 2023 and December 31, 2022, the Company had $53.5 million and less than $0.1 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of June 30, 2023. As of  December 31, 2022, the Company had approximately $40.5 million of cash equivalents classified as Level 2 financial instruments. There were no Level 3 financial instruments as of  June 30, 2023 or December 31, 2022.

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss)/income for basic earnings per share	$(2,875,476)	$2,037,062	$(3,793,733)	$1,676,012
Less: Change in fair value of warrants and cash-based RSUs	—	49,559	—	400,663
Net (loss)/income, adjusted for change in fair value of warrants and cash-based RSUs for diluted earnings per share	$(2,875,476)	$1,987,503	$(3,793,733)	$1,275,349
Weighted-average shares	71,090,642	72,678,333	71,640,784	72,873,366
Effect of potential common shares	—	654,555	—	825,860
Weighted-average shares: diluted	71,090,642	73,332,888	71,640,784	73,699,226
(Loss)/Income per share: basic	$(0.04)	$0.03	$(0.05)	$0.02
(Loss)/Income per share: diluted	$(0.04)	$0.03	$(0.05)	$0.02

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

For the three and six months ended June 30, 2023, the Company incurred losses and as a result, the equity instruments listed below were excluded from the calculation of diluted loss per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Stock options	231,570	229,248
Restricted stock units (1)	428,566	362,360

(1) For the three months ended June 30, 2023, the total includes a weighted average of 36,384 units which are expected to settle in cash. For the six months ended June 30, 2023, the total includes a weighted average of 33,559 units which are expected to settle in cash.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of June 30, 2023, the Company had approximately $24.6 million of purchase commitments associated with manufacturing obligations.

11. Related Party Transactions

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year Office Lease agreement (the "New HQ Lease"), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company pays a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three and six months ended June 30, 2023, the Company paid $0.1 million and $0.2 million, respectively, for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of June 30, 2023.

Board of Directors and Outside Consultant

Effective June 13, 2023, a director was elected to the Company's Board of Directors who provides consulting services to the Company. Under a consulting agreement, the director receives a monthly fee of $20,000. The Company had no outstanding payables or accrued expenses related to the services performed by this vendor as of June 30, 2023.

12. Revenues by Geographic Region

Revenues by geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$4,646,983	$11,715,302	$12,970,007	$22,254,602

International
Asia-Pacific	—	4,929,423	—	4,929,423
Canada	—	—	—	—
Europe, Middle East and Africa (EMEA)	1,231,183	—	1,231,183	—
Other	—	22,320	—	22,320
Total International	1,231,183	4,951,743	1,231,183	4,951,743

Total revenues	$5,878,166	$16,667,045	$14,201,190	$27,206,345

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended June 30, 2023 and 2022, we recorded pre-tax (losses)/income of ($3.4) million and $3.2 million, respectively, and a corresponding income tax benefit/(provision) of $0.6 million and ($1.2) million, respectively.

For the six months ended June 30, 2023 and 2022, we recorded pre-tax (losses)/income of ($4.7) million and $2.1 million, respectively, and a corresponding income tax benefit/(provision) of $0.9 million and ($0.5) million, respectively.

The effective tax rate for the three months ended June 30, 2023 was 16.6% compared to 36.2% for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m).

The effective tax rate for the six months ended June 30, 2023, was 18.7% compared to 21.2% for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, various non-deductible expenses, including executive compensation under Internal Revenue Code 162(m).

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

14. Equity

The tables below present changes in stockholders' equity for the three and six months ended June 30, 2023 and 2022.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at March 31, 2023	71,535,268	$7,154	$234,366,497	$(72,280,191)	$—	$162,093,460
Net loss	—	—	—	(2,875,476)	—	(2,875,476)
Repurchase of common stock (including excise tax)	(596,900)	(60)	—	(3,515,396)	—	(3,515,456)
Issuance of common stock upon vesting of RSUs	144,576	15	(15)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	—	—	(214,794)	—	—	(214,794)
Cash dividend ($0.45 per share)	—	—	—	(32,135,118)	—	(32,135,118)
Stock-based compensation	—	—	721,440	—	—	721,440
Balances at June 30, 2023	$71,082,944	$7,109	$234,873,128	$(110,806,181)	$—	$124,074,056

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2022	72,675,190	$7,268	$233,957,767	$(63,804,993)	$—	$170,160,042
Net loss	—	—	—	(3,793,733)	—	(3,793,733)
Repurchase of common stock (including excise tax)	(1,736,822)	(174)	—	(11,072,337)	—	(11,072,511)
Issuance of common stock upon vesting of RSUs	144,576	15	(15)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	—	—	(214,794)	—	—	(214,794)
Cash dividend ($0.45 per share)	—	—	—	(32,135,118)	—	(32,135,118)
Stock-based compensation	—	—	1,130,170	—	—	1,130,170
Balances at June 30, 2023	71,082,944	$7,109	$234,873,128	$(110,806,181)	$—	$124,074,056

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at March 31, 2022	72,566,367	$7,256	$226,426,529	$(58,696,989)	$—	$167,736,796
Net income	—	—	—	2,037,062	—	2,037,062
Repurchase of common stock	(494,979)	(49)	—	(3,576,873)	—	(3,576,922)
Issuance of common stock upon vesting of RSUs	127,856	13	(13)	—	—	—
Issuance of common stock upon exercise of warrants	824,903	82	6,120,696	—	—	6,120,778
Cash dividend ($0.45 per share)	—	—	—	(32,944,314)	—	(32,944,314)
Stock-based compensation	—	—	395,454	—	—	395,454
Balances at June 30, 2022	73,024,147	$7,302	$232,942,666	$(93,181,114)	$—	$139,768,854

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2021	73,543,602	$7,354	$226,070,308	$(51,763,255)	$—	$174,314,407
Net income	—	—	—	1,676,012	—	1,676,012
Repurchase of common stock	(1,474,781)	(147)	—	(10,149,557)	—	(10,149,704)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,973)	—	(12,533)	—	—	(12,533)
Issuance of common stock upon vesting of RSUs	132,396	13	(13)	—	—	—
Issuance of common stock upon exercise of warrants	824,903	82	6,120,696	—	—	6,120,778
Cash dividend ($0.45 per share)	—	—	—	(32,944,314)	—	(32,944,314)
Stock-based compensation	—	—	764,208	—	—	764,208
Balances at June 30, 2022	73,024,147	$7,302	$232,942,666	$(93,181,114)	$—	$139,768,854

On August 2, 2021, the Company's Board of Directors authorized a share repurchase program ("New Repurchase Authorization") under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the New Repurchase Authorization  may be made from time to time at the Company's discretion in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company's management in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors, including: timing of procurement orders under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities. During the three and six months ended June 30, 2023, the Company repurchased approximately 0.6 million and 1.7 million shares of common stock under the New Repurchase Authorization for approximately $3.5 million and $11.0 million, respectively. In addition, during the three and six months ended June 30, 2023, the Company recorded approximately $0.1 million of excise tax associated with the repurchase of common stock.

On May 4, 2023, the Board of Directors declared a special dividend of $0.45 per share on the common stock of the Company, which resulted in an overall dividend payment of approximately $32 million. The special dividend was paid on June 1, 2023 to shareholders of record at the close of business on May 16, 2023.

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

Operating lease costs totaled $0.1 million for each of the three months ended June 30, 2023 and 2022. Operating lease costs totaled $0.3 million for each of the six months ended June 30, 2023 and 2022. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million for each of the three months ended June 30, 2023 and 2022. Cash paid for amounts included in the measurement of lease liabilities from operation cash flows was $0.3 million for each of the six months ended June 30, 2023 and 2022. As of June 30, 2023, the weighted-average remaining lease term of the Company’s operating leases was 3.25 years while the weighted-average discount rate was 4.53%.

Future cash flows under operating leases as of June 30, 2023 are expected to be as follows:

2023	$279,946
2024	678,627
2025	406,994
2026	409,971
2027	165,916
Total undiscounted cash flows under leases	1,941,454
Less: Imputed interest	(153,208)
Present value of lease liabilities	$1,788,246

As of June 30, 2023, approximately $1.2 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

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

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company has recently met target enrollment for an immunogenicity trial and an expanded safety trial. The nature and timing of a planned submission of a supplemental New Drug Application to the FDA (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX® will be impacted by the results of the trials.

In connection with the global response to an mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated, starting in the third quarter of 2022, to assess the safety and efficacy of TPOXX® in participants with mpox. As of June 30, 2023, there were five randomized, placebo-controlled clinical trials enrolling patients, when available, in locations including the United States, United Kingdom, the Democratic Republic of Congo ("DRC"), South America and Europe. These randomized clinical trials are enrolling patients to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease.

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

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of July 31, 2023, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $407.1 million of payments are related to exercised options and up to approximately $143.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. With respect to an option that was exercised in July 2023 for the manufacture and delivery of approximately 363,000 courses of oral TPOXX®, the Company expects to deliver such courses in the next six months.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of June 30, 2023, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $21.3 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $407.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $326.5 million for the delivery of up to 1.1 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.4 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of June 30, 2023, the Company had received $225.1 million for the delivery (and related procurement of raw materials) of oral TPOXX® to the Strategic Stockpile; $10.2 million for the completed manufacture of IV BDS, which has been recorded as deferred revenue as of June 30, 2023; and $7.7 million in connection with post-marketing activities for oral and IV TPOXX®.

Unexercised options specify potential payments up to approximately $143.7 million in total (if all such options are exercised). There are options for the following activities: payments of up to $112.5 million for the delivery of oral TPOXX® to the Strategic Stockpile; payments of up to $25.6 million for the manufacture of courses of IV FDP, of which up to $10.2 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; and payments of up to approximately $5.6 million for supportive procurement activities.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 64,000 courses of IV TPOXX®; and three separate IV FDP Options, each providing for 64,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised two of the three IV BDS options and two of the three IV FDP options. If BARDA decides to only exercise the remaining IV BDS Option, then the Company would receive payments up to $10.2 million; alternatively, if BARDA decides to exercise the remaining IV BDS Option and IV FDP Option, then the Company would receive payments up to $25.6 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 64,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP. The Company estimates that sales of the IV formulation under this contract (under current terms), assuming the remaining IV FDP Option was exercised, would have a gross margin (sales less cost of sales, as a percentage of sales) that is less than 40%.

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

On September 28, 2022, the Company and the DoD signed a new procurement contract ("DoD Contract #2"). The DoD Contract #2 included a firm commitment for the DoD to procure approximately $5.1 million of oral TPOXX®, and an option, exercisable at the sole discretion of the DoD for the procurement of an additional approximately $5.5 million of oral TPOXX®.

In March 2023, the Company fulfilled the firm commitment by delivering $5.1 million of oral TPOXX® to the DoD, and recognized the related revenue.  Additionally, in March 2023 the DoD exercised the $5.5 million option in DoD Contract #2 for the procurement of oral TPOXX®.

International Procurement Contracts

As of July 31, 2023, the Company had firm commitments with two European countries for the delivery of approximately $8 million of oral TPOXX®, of which approximately $1 million of oral TPOXX® was delivered in April 2023 and approximately $7 million of oral TPOXX® was delivered in July 2023. The firm commitments noted above were originated under an International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian Medical Technologies, Inc. ("Meridian") is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.

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

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of June 30, 2023, remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract is up to $0.9 million. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, revenues from product sales and supportive services were $1.3 million. Such revenues primarily relate to a sale of oral TPOXX® to a European country. For the three months ended June 30, 2022, revenues from product sales and supportive services were $8.6 million. Such revenues primarily relate to sales of oral TPOXX® to the DoD of approximately $3.6 million and international sales of approximately $5.0 million.

Revenues from research and development activities for the three months ended June 30, 2023 and 2022, were $4.6 million and $8.1 million, respectively. These revenues are mostly earned in connection with performance of research and development activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract. The decrease of $3.5 million of revenue is primarily related to a decrease in clinical trial activity.

Cost of sales and supportive services for the three months ended June 30, 2023 and 2022 were $1.0 million and $0.9 million, respectively. Such costs in 2023 were primarily associated with the manufacture and delivery of courses of oral TPOXX® to a European country, as well as an inventory-related loss of $0.5 million in connection with the impairment of a manufacturing batch. Such costs in 2022 were primarily associated with the manufacture and delivery of courses of oral TPOXX®.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2023 and 2022 were $4.4 million and $5.9 million, respectively. The decrease of approximately $1.5 million primarily reflects a decrease in the promotion fees incurred in connection with a decrease in international sales.

Research and development (“R&D”) expenses for the three months ended June 30, 2023 and 2022 were $5.1 million and $6.8 million, respectively, reflecting a decrease of approximately $1.7 million. The decrease is primarily attributable to lower direct vendor-related expenses incurred in connection with a decrease in activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract, partially offset by an increase in regulatory fees associated with EMA regulatory submissions.

Other income, net for the three months ended June 30, 2023 and 2022 were $1.2 million and $0.1 million, respectively. The increase relates to interest income earned on cash and cash equivalents at rates that are substantially higher in 2023 in comparison to 2022.

For the three months ended June 30, 2023 and 2022, we recorded pre-tax (losses)/income of ($3.4) million and $3.2 million, respectively, and a corresponding income tax benefit/(provision) of $0.6 million and ($1.2) million, respectively. The effective tax rates during the three months ended June 30, 2023 and 2022 were 16.6% and 36.2%, respectively. Our effective tax rate for the period ended June 30, 2023 differs from the statutory rate primarily as a result of state taxes, and non-deductible executive compensation under Internal Revenue Code Section 162(m). Our effective tax rate for the period ended June 30, 2022 differs from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Six Months Ended June 30, 2023 and 2022

For the six months ended June 30, 2023, revenues from product sales and supportive services were $7.0 million. Such revenues primarily relate to sales of oral TPOXX® to the DoD and to a European country. For the six months ended June 30, 2022, revenues from product sales and supportive services were $15.9 million. Such revenues primarily relate to approximately $7.2 million of sales of IV TPOXX® to the U.S. Government under the 19C BARDA Contract; approximately $3.6 million of oral TPOXX® sales to the DoD; and approximately $5.0 million of international sales of oral TPOXX®.

Revenues from research and development activities for the six months ended June 30, 2023 and 2022, were $7.2 million and $11.3 million, respectively. These revenues are mostly earned in connection with performance of research and development activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract. The decrease of $4.1 million of revenue is primarily related to a decrease in clinical trial activity and a change in the estimated profitability of the PEP Label Expansion R&D Contract; the change in the profitability of the PEP Label Expansion R&D Contract is primarily due to an increase in the total estimated direct vendor-related costs to be incurred in connection with the PEP development program.

Cost of sales and supportive services for the six months ended June 30, 2023 and 2022 were $2.1 million and $5.6 million, respectively. Such costs in 2023 are associated with: the manufacture and delivery of courses of oral TPOXX® to the DoD and a European country; an inventory-related loss in connection with impairment of a manufacturing batch; and manufacturing costs related to a potential backup facility within a segment of the supply chain. Such costs in 2022 were primarily associated with the manufacture and delivery of courses of IV TPOXX® to the Strategic Stockpile.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2023 and 2022 were $8.7 million and $9.6 million, respectively. The decrease of approximately $0.9 million primarily reflects a decrease in promotion fees incurred in connection with a decrease in international sales, partially offset by an increase in professional service fees in connection with the Chief Executive Officer transition and related items.

Research and development (“R&D”) expenses for the six months ended June 30, 2023 and 2022 were $10.2 million and $10.4 million, respectively, reflecting a decrease of approximately $0.2 million. The decrease is primarily attributable to lower direct vendor-related expenses incurred in connection with a decrease in activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract, partially offset by an increase in regulatory fees associated with EMA regulatory submissions.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the statement of operations. The warrant was fully exercised during the six months ended June 30, 2022. For the six months ended June 30, 2023, we recorded no activity. For the six months ended June 30, 2022, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

Other income, net for the six months ended June 30, 2023 and 2022 were $2.1 million and $0.1 million, respectively. The increase relates to interest income earned on cash and cash equivalents at rates that are substantially higher in 2023 in comparison to 2022.

For the six months ended June 30, 2023 and 2022, we recorded pre-tax (losses)/income of ($4.7) million and $2.1 million, respectively, and a corresponding income tax benefit/(provision) of $0.9 million and ($0.5) million, respectively. The effective tax rates during the six months ended June 30, 2023 and 2022 were 18.7% and 21.2%, respectively. Our effective tax rate for the period ended June 30, 2023 differs from the statutory rate primarily as a result of state taxes, and non-deductible executive compensation under Internal Revenue Code Section 162(m). Our effective tax rate for the period ended June 30, 2022 differs from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Liquidity and Capital Resources

As of June 30, 2023, we had $76.2 million in cash and cash equivalents compared with $98.8 million at December 31, 2022. As of June 30, 2023, we expect to have sufficient liquidity and capital resources to meet our anticipated obligations through at least the next 12 months.

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

Net cash provided by operating activities for the six months ended June 30, 2023 and 2022 was $20.9 million and $54.5 million, respectively. For the six months ended June 30, 2023, the receipt of approximately $35 million for 2022 product deliveries was partially offset by an increase in inventory investment in connection with a broadening of the customer base for TPOXX® and mitigation of increasing general supply chain risks; and costs in relation to customary operating activities. For the six months ended June 30, 2022, the receipt of approximately $80 million for product delivery and acceptance of oral TPOXX® courses delivered to the Strategic Stockpile in December 2021 was partially offset by the payment of approximately $19 million of federal income taxes, as well as customary operating activities.

Investing Activities

For the six months ended June 30, 2023, we used $21,686 for capital expenditures. There was no cash-related investing activities for the six months ended June 30, 2022.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2023 was $43.4 million, which was mostly attributable to the payment of a special cash dividend of approximately $32.1 million and the repurchase of approximately 1.7 million shares of common stock for approximately $11.0 million. Cash used in financing activities for the six months ended June 30, 2022 was $43.1 million, which was mostly attributable to a special cash dividend of approximately $32.9 million and the repurchase of approximately 1.5 million shares of common stock for approximately $10.1 million.

Future Cash Requirements

As of June 30, 2023, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $24.6 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2022 Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2022 Form 10-K and Part II, Item 1A. "Risk Factors" of our Form 10-Q for the period ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs
April 1, 2023 to April 30, 2023	431,700	$5.87	431,700	$22,450,884
May 1, 2023 to May 31, 2023	165,200	5.77	165,200	21,498,370
June 1, 2023 to June 30, 2023	-	-	-	21,498,370
	596,900	$5.84	596,900

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

Item 5. Other Information

No disclosure is required pursuant to this item.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 16, 2022).
3.2	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 15, 2021).
10.1*	Proposal for the Amendment of the Employment Agreement with Dennis E. Hruby.
10.2*	Amendment of Solicitation/Modification of Contract 00013, dated July 27, 2023, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
10.3	Amended and Restated Transition Agreement, dated July 26, 2023, between SIGA Technologies, Inc. and Phillip Louis Gomez, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 28, 2023)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	August 8, 2023	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)