Form 10-Q
period 2023-09-30
SIGA TECHNOLOGIES INC
filed 2023-11-07
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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

As of October 20, 2023, the registrant had outstanding 71,091,616 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$71,114,114	$98,790,622
Accounts receivable	8,050,059	45,406,960
Inventory	64,950,228	39,273,090
Prepaid expenses and other current assets	1,856,291	2,315,672
Total current assets	145,970,692	185,786,344

Property, plant and equipment, net	1,469,298	1,848,314
Deferred tax asset, net	7,897,576	6,250,385
Goodwill	898,334	898,334
Other assets	2,144,938	252,546
Total assets	$158,380,838	$195,035,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$564,272	$3,355,268
Accrued expenses and other current liabilities	30,125,855	16,852,781
Income tax payable	54,432	1,309,672
Total current liabilities	30,744,559	21,517,721

Other liabilities	3,495,466	3,358,160
Total liabilities	34,240,025	24,875,881
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,091,616 and 72,675,190, issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	7,109	7,268
Additional paid-in capital	235,332,951	233,957,767
Accumulated deficit	(111,199,247)	(63,804,993)
Total stockholders’ equity	124,140,813	170,160,042
Total liabilities and stockholders’ equity	$158,380,838	$195,035,923

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Product sales and supportive services	$7,958,289	$65,621,511	$14,924,058	$81,558,148
Research and development	1,276,882	6,589,616	8,512,303	17,859,323
Total revenues	9,235,171	72,211,127	23,436,361	99,417,471

Operating expenses
Cost of sales and supportive services	896,537	3,948,974	3,021,145	9,551,186
Selling, general and administrative	5,999,761	19,656,138	14,660,828	29,241,565
Research and development	3,648,117	5,732,982	13,810,307	16,119,858
Total operating expenses	10,544,415	29,338,094	31,492,280	54,912,609
Operating (loss)/income	(1,309,244)	42,873,033	(8,055,919)	44,504,862
Gain from change in fair value of warrant liability	—	—	—	400,663
Other income, net	883,148	258,975	2,964,482	354,670
(Loss)/income before income taxes	(426,096)	43,132,008	(5,091,437)	45,260,195
Benefit/(Provision) for income taxes	33,030	(10,091,420)	904,638	(10,543,595)
Net and comprehensive (loss)/income	$(393,066)	$33,040,588	$(4,186,799)	$34,716,600
Basic (loss)/income per share	$(0.01)	$0.45	$(0.06)	$0.48
Diluted (loss)/income per share	$(0.01)	$0.45	$(0.06)	$0.47
Weighted average shares outstanding: basic	71,084,735	73,024,147	71,453,397	72,924,178
Weighted average shares outstanding: diluted	71,084,735	73,259,272	71,453,397	73,616,837

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss)/income	$(4,186,799)	$34,716,600
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and other amortization	400,702	386,440
Gain on change in fair value of warrant liability	—	(400,663)
Stock-based compensation	1,589,993	1,092,893
Write down of inventory, net	562,941	168,446
Deferred income taxes, net	(1,647,191)	(1,761,279)
Changes in assets and liabilities:
Accounts receivable	37,356,901	28,724,892
Inventory	(26,240,079)	(11,919,413)
Prepaid expenses and other assets	(1,433,011)	1,514,150
Accounts payable, accrued expenses and other liabilities	(701,185)	914,139
Income tax payable	(1,255,240)	(10,083,889)
Deferred revenue	11,320,569	6,364,971
Net cash provided by operating activities	15,767,601	49,717,287
Cash flows from investing activities:
Capital expenditures	(21,686)	—
Cash used in investing activities	(21,686)	—
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(214,794)	(12,533)
Repurchase of common stock	(11,072,511)	(10,149,704)
Payment of dividend	(32,135,118)	(32,944,314)
Cash used in financing activities	(43,422,423)	(43,106,551)
Net (decrease)/increase in cash and cash equivalents	(27,676,508)	6,610,736
Cash and cash equivalents at the beginning of period	98,790,622	103,138,819
Cash and cash equivalents at end of period	$71,114,114	$109,749,555

Supplemental disclosure of non-cash financing activities:
Conversion of warrant to common stock	$—	$6,120,778
Issuance of common stock upon cashless exercise	$87,540	$—

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company's 2022 Annual Report on Form 10-K filed on March 2, 2023 (the "2022 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2022 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2022 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. The Company accounts for shipping and handling activities as fulfillment costs rather than as an additional promised service. As of September 30, 2023, the Company's active contractual performance obligations consist of the following: five performance obligations relate to research and development services; and five relate to manufacture and delivery of product. The material performance obligations are referenced in Note 3. The aggregate amount of the transaction price allocated to current performance obligations as of  September 30, 2023 was $189.1 million. Current performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. With respect to current obligations related to the manufacture and delivery of product, the Company expects such obligations to be recognized as revenues within the next 12 months, with a majority of the revenues being recognized in the next three months. With respect to the performance obligations related to research and development services, the Company expects such obligations to be recognized as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and at times outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  September 30, 2023, the accounts receivable balance in the condensed balance sheet includes approximately $6.9 million of unbilled receivables. This amount includes international sales that are billed under the terms specified in the International Promotion Agreement with Meridian. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the nine months ended September 30, 2023, the Company recognized approximately $0.1 million of revenue that was included in deferred revenue at the beginning of the period.

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of September 30, 2023, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $407.1 million of payments are related to exercised options, and up to approximately $143.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2023, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $21.7 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $407.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $326.5 million for the delivery of up to 1.1 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.4 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2023, the Company had received $225.1 million for the delivery (and related procurement of raw materials) of oral TPOXX® to the Strategic Stockpile; $20.5 million for the completed manufacture of IV BDS, of which $20.5 million has been recorded as deferred revenue as of  September 30, 2023; and $7.8 million in connection with post-marketing activities for oral and IV TPOXX®. In the month of October 2023, the Company has delivered to the Strategic Stockpile and received acceptance on approximately $55 million of oral TPOXX®.

Unexercised options specify potential payments up to approximately $143.7 million in total (if all such options are exercised), of which approximately $0.2 million relates to supportive activities that we currently do not expect to be required. There are options for the following activities: payments of up to $112.5 million for the delivery of oral TPOXX® to the Strategic Stockpile; payments of up to $25.6 million for the manufacture of courses of IV FDP, of which up to $10.2 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; and payments of up to approximately $5.4 million for supportive procurement activities.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended September 30, 2023 and 2022, the Company recognized revenues of $0.2 million and $2.7 million, respectively, on an over time basis. For the nine months ended September 30, 2023 and 2022, the Company recognized revenues of $2.3 million and $4.6 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for the nine months ended September 30, 2022 was $7.2 million. No revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for the three months ended September 30, 2022, or for the three and nine months ended September 30, 2023.

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

International Procurement Contracts

As of October 31, 2023, the Company has delivered approximately $9 million of oral TPOXX® this year to two European countries and one Middle Eastern country.  In addition, the European Commission’s DG HERA (Health Emergency Preparedness and Response Authority) created a joint procurement mechanism under which the Company anticipates firm commitment orders for oral TPOXX® from various countries. These anticipated commitments will be under the International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian Medical Technologies, Inc. ("Meridian") is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.

In addition to the above-mentioned contracts with firm commitments, the Company has a contract with the Canadian Department of National Defence ("CDND") under which the CDND has an option until March 31, 2024, exercisable at its sole discretion, for the purchase of up to an additional $6 million of oral TPOXX®. As an international contract, this contract is also administered under the International Promotion Agreement. The contract with the CDND (the "Canadian Military Contract"), issued in April of 2020, is option-based and initially specified that the CDND would purchase up to $14 million of oral TPOXX® if all options were exercised. Prior to 2023, approximately $8 million of oral TPOXX® had been purchased and delivered.

In 2022, the Company received firm commitment orders from 13 international customers (including Canada) for the delivery of approximately $77 million of oral TPOXX®, of which approximately $39 million was for Canada and approximately $38 million was for jurisdictions in Europe, Asia-Pacific, and the Middle East. With respect to the $77 million of firm commitment orders that were received in 2022, approximately $71 million of oral TPOXX® was delivered and recorded as revenue in 2022, and the remainder was delivered and recorded as revenue in 2023.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the three and nine months ended September 30, 2023, the Company recognized $7.8 million and $9.1 million of sales, respectively, in connection with international contracts. During the three and nine months ended September 30, 2022, the Company recognized $61.3 million and $66.2 million of sales, respectively, in connection with international contracts.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of September 30, 2023, there is no remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended September 30, 2023 and 2022, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $0.9 million and $4.2 million, respectively, on an over time basis. For the nine months ended September 30, 2023 and 2022, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $6.4 million and $13.1 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Raw materials	$64,186	$6,370,581
Work in-process	54,980,066	27,038,845
Finished goods	9,905,976	5,863,664
Inventory	$64,950,228	$39,273,090

For the nine months ended September 30, 2023, cost of goods sold included a net-inventory related loss of $0.6 million. This loss is due to the impairment of a manufacturing batch.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	470,830	449,143
Furniture and fixtures	347,045	347,045
Operating lease right-of-use assets	3,678,647	3,678,647
	6,916,550	6,894,863
Less - accumulated depreciation and amortization	(5,447,252)	(5,046,549)
Property, plant and equipment, net	$1,469,298	$1,848,314

Depreciation and amortization expense on property, plant, and equipment was $0.4 million for each of the nine months ended September 30, 2023 and 2022.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Deferred revenue	$21,901,715	$10,581,146
Compensation	2,214,827	2,378,035
Inventory	2,208,391	31,160
Research and development vendor costs	1,143,488	1,551,920
Other	1,073,214	1,245,353
Professional fees	1,029,488	536,997
Lease liability, current portion	554,732	528,170
Accrued expenses and other current liabilities	$30,125,855	$16,852,781

7. Financial Instruments

2016 Warrant

On September 2, 2016, the Company entered into a loan and security agreement (as amended from time to time, the “Loan Agreement”) with OCM Strategic Credit SIGTEC Holdings, LLC (“Lender”). The Company voluntarily prepaid this Loan Agreement in 2020. Upon such prepayment and release, the Loan Agreement was terminated. In connection with the entry into the Loan Agreement, the Company issued a warrant (the “Warrant”) to the Lender on September 2, 2016 to purchase a number of shares of the Company’s common stock equal to $4.0 million divided by the lower of (i) $2.29 per share and (ii) the subscription price paid in connection with the Rights Offering completed on November 16, 2016. The per share subscription price paid was $1.50 in connection with the Rights Offering; accordingly, the exercise price of the Warrant was set at $1.50 per share, and there were 2.7 million shares underlying the Warrant. Subsequent to partial exercises of the Warrant, in 2022, the remainder of the Warrant was fully exercised and therefore there were no remaining underlying shares as of December 31, 2022. During the nine months ended September 30, 2022, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price prior to the exercise of the Warrant.

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

There were no transfers between levels of the fair value hierarchy for the nine months ended September 30, 2023. As of  September 30, 2023 and December 31, 2022, the Company had $54.2 million and less than $0.1 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of September 30, 2023. As of  December 31, 2022, the Company had approximately $40.5 million of cash equivalents classified as Level 2 financial instruments. There were no Level 3 financial instruments as of  September 30, 2023 or December 31, 2022.

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss)/income for basic earnings per share	$(393,066)	$33,040,588	$(4,186,799)	$34,716,600
Less: Change in fair value of warrants	—	—	—	400,663
Net (loss)/income, adjusted for change in fair value of warrants for diluted earnings per share	$(393,066)	$33,040,588	$(4,186,799)	$34,315,937
Weighted-average shares	71,084,735	73,024,147	71,453,397	72,924,178
Effect of potential common shares	—	235,125	—	692,659
Weighted-average shares: diluted	71,084,735	73,259,272	71,453,397	73,616,837
(Loss)/Income per share: basic	$(0.01)	$0.45	$(0.06)	$0.48
(Loss)/Income per share: diluted	$(0.01)	$0.45	$(0.06)	$0.47

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

For the three and nine months ended September 30, 2023, the Company incurred losses and as a result, the equity instruments listed below were excluded from the calculation of diluted loss per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Stock options	240,006	232,873
Restricted stock units (1)	486,635	404,240

(1) For the three and nine months ended September 30, 2023, the total includes a weighted average of 59,312 and 42,238 units which are expected to settle in cash, respectively.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of September 30, 2023, the Company had approximately $18.5 million of purchase commitments associated with manufacturing obligations.

11. Related Party Transactions

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year Office Lease agreement (the "New HQ Lease"), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company pays a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three and nine months ended September 30, 2023, the Company paid $0.1 million and $0.3 million, respectively, for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of September 30, 2023.

Board of Directors and Outside Consultant

Effective June 13, 2023, a director was elected to the Company's Board of Directors who provides consulting services to the Company. Under a consulting agreement, the director receives a monthly fee of $20,000. During the three and nine months ended September 30, 2023, the Company incurred $60,000 and $180,000, respectively, under this agreement. The Company had no outstanding payables or accrued expenses related to the services performed by this vendor as of September 30, 2023.

12. Revenues by Geographic Region

Revenues by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$1,406,175	$10,925,562	$14,376,182	$33,180,163

International
Asia-Pacific	—	8,946,221	—	13,875,644
Canada	—	35,120,212	—	35,120,212
Europe, Middle East and Africa (EMEA)	7,828,996	16,255,715	9,060,179	16,278,035
Other	—	963,417	—	963,417
Total International	7,828,996	61,285,565	9,060,179	66,237,308

Total revenues	$9,235,171	$72,211,127	$23,436,361	$99,417,471

13. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended September 30, 2023 and 2022, we recorded pre-tax (losses)/income of ($0.4) million and $43.1 million, respectively, and a corresponding income tax benefit/(provision) of $33,030 and ($10.1) million, respectively.

For the nine months ended September 30, 2023 and 2022, we recorded pre-tax (losses)/income of ($5.1) million and $45.3 million, respectively, and a corresponding income tax benefit/(provision) of $0.9 million and ($10.5) million, respectively.

The effective tax rate for the three months ended September 30, 2023 was 7.8% compared to 23.4% for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m).

The effective tax rate for the nine months ended September 30, 2023, was 17.8% compared to 23.3% for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, various non-deductible expenses, including executive compensation under Internal Revenue Code 162(m).

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

14. Equity

The tables below present changes in stockholders' equity for the three and nine months ended September 30, 2023 and 2022.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2023	71,082,944	$7,109	$234,873,128	$(110,806,181)	$—	$124,074,056
Net loss				(393,066)		(393,066)
Issuance of common stock upon exercise of stock options	8,672	—	—	—	—	—
Stock-based compensation	—	—	459,823	—	—	459,823
Balances at September 30, 2023	71,091,616	$7,109	$235,332,951	$(111,199,247)	$—	$124,140,813

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2022	72,675,190	$7,268	$233,957,767	$(63,804,993)	$—	$170,160,042
Net loss				(4,186,799)		(4,186,799)
Issuance of common stock upon exercise of stock options	8,672	—	—	—	—	—
Repurchase of common stock (including excise tax)	(1,736,822)	(174)	—	(11,072,337)	—	(11,072,511)
Issuance of common stock upon vesting of RSUs	144,576	15	(15)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	—	—	(214,794)	—	—	(214,794)
Cash dividend ($0.45 per share)	—	—	—	(32,135,118)	—	(32,135,118)
Stock-based compensation	—	—	1,589,993	—	—	1,589,993
Balances at September 30, 2023	71,091,616	$7,109	$235,332,951	$(111,199,247)	$—	$124,140,813

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2022	73,024,147	$7,302	$232,942,666	$(93,181,114)	$—	$139,768,854
Net income	—	—	—	33,040,588	—	33,040,588
Stock-based compensation	—	—	328,685	—	—	328,685
Balances at September 30, 2022	73,024,147	$7,302	$233,271,351	$(60,140,526)	$—	$173,138,127

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2021	73,543,602	$7,354	$226,070,308	$(51,763,255)	$—	$174,314,407
Net income	—	—	—	34,716,600	—	34,716,600
Repurchase of common stock	(1,474,781)	(147)	—	(10,149,557)	—	(10,149,704)
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,973)	—	(12,533)	—	—	(12,533)
Issuance of common stock upon vesting of RSUs	132,396	13	(13)	—	—	—
Issuance of common stock upon exercise of warrants	824,903	82	6,120,696	—	—	6,120,778
Cash dividend ($0.45 per share)	—	—	—	(32,944,314)	—	(32,944,314)
Stock-based compensation	—	—	1,092,893	—	—	1,092,893
Balances at September 30, 2022	73,024,147	$7,302	$233,271,351	$(60,140,526)	$—	$173,138,127

On August 2, 2021, the Company's Board of Directors authorized a share repurchase program ("New Repurchase Authorization") under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the New Repurchase Authorization  may be made from time to time at the Company's discretion in open market transactions, through block trades, in privately negotiated transactions and pursuant to any trading plan that may be adopted by the Company's management in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise. The timing and actual number of shares repurchased will depend on a variety of factors, including: timing of procurement orders under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities. During the three months ended September 30, 2023, the Company did not repurchase any stock. During the nine months ended September 30, 2023, the Company repurchased approximately 1.7 million shares of common stock under the New Repurchase Authorization for approximately $11.0 million. In addition, during the nine months ended September 30, 2023, the Company recorded approximately $0.1 million of excise tax associated with the repurchase of common stock.

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

Operating lease costs totaled $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Operating lease costs totaled $0.4 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million for each of the three months ended September 30, 2023 and 2022. Cash paid for amounts included in the measurement of lease liabilities from operation cash flows was $0.5 million for each of the nine months ended September 30, 2023 and 2022. As of September 30, 2023, the weighted-average remaining lease term of the Company’s operating leases was 3.05 years while the weighted-average discount rate was 4.53%.

Future cash flows under operating leases as of September 30, 2023 are expected to be as follows:

2023	$111,979
2024	678,627
2025	406,994
2026	409,971
2027	165,916
Total undiscounted cash flows under leases	1,773,487
Less: Imputed interest	(132,590)
Present value of lease liabilities	$1,640,897

As of September 30, 2023, approximately $1.1 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

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

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company completed an immunogenicity trial and an expanded safety trial in early 2023. The nature and timing of a submission of a supplemental New Drug Application to the FDA (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX® will be based on the results of the trials; the Company is currently targeting a Supplemental NDA filing in 2024.

In connection with the global response to an mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated, starting in the third quarter of 2022, to assess the safety and efficacy of TPOXX® in participants with mpox. As of September 30, 2023, there were five randomized, placebo-controlled clinical trials enrolling patients, when available, in locations including the United States, United Kingdom, the Democratic Republic of Congo ("DRC"), South America and Europe. These randomized clinical trials are enrolling patients to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease.

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

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. Additionally, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of September 30, 2023, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance of five years, approximately $407.1 million of payments are related to exercised options, and up to approximately $143.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term, including during the base period of performance. With respect to an option that was exercised in July 2023 for the manufacture and delivery of approximately 363,000 courses of oral TPOXX®, the Company expects to deliver such courses in the next three months.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 20,000 courses of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2023, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $21.7 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $407.1 million. There are exercised options for the following activities: payments up to $11.2 million for the procurement of raw materials used in the 2020 manufacture of certain courses of oral TPOXX®; payments up to $326.5 million for the delivery of up to 1.1 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.4 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2023, the Company had received $225.1 million for the delivery (and related procurement of raw materials) of oral TPOXX® to the Strategic Stockpile; $20.5 million for the completed manufacture of IV BDS, of which $20.5 million has been recorded as deferred revenue as of September 30, 2023; and $7.8 million in connection with post-marketing activities for oral and IV TPOXX®. In the month of October 2023, the Company has delivered to the Strategic Stockpile and received acceptance on approximately $55 million of oral TPOXX®.

Unexercised options specify potential payments up to approximately $143.7 million in total (if all such options are exercised), of which approximately $0.2 million relates to supportive activities that we currently do not expect to be required. There are options for the following activities: payments of up to $112.5 million for the delivery of oral TPOXX® to the Strategic Stockpile; payments of up to $25.6 million for the manufacture of courses of IV FDP, of which up to $10.2 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP; and payments of up to approximately $5.4 million for supportive procurement activities.

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

International Procurement Contracts

As of October 31, 2023, the Company has delivered approximately $9 million of oral TPOXX® this year to two European countries and one Middle Eastern country. In addition, the European Commission’s DG HERA (Health Emergency Preparedness and Response Authority) created a joint procurement mechanism under which the Company anticipates $18 million of firm commitment orders for oral TPOXX® from various countries. These anticipated commitments will be under the International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian Medical Technologies, Inc. ("Meridian") is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.

In addition to the above-mentioned contracts with firm commitments, the Company has a contract with the Canadian Department of National Defence ("CDND") under which the CDND has an option until March 31, 2024, exercisable at its sole discretion, for the purchase of up to an additional $6 million of oral TPOXX®. As an international contract, this contract is also administered under the International Promotion Agreement. The contract with the CDND (the "Canadian Military Contract"), issued in April of 2020, is option-based and initially specified that the CDND would purchase up to $14 million of oral TPOXX® if all options were exercised. Prior to 2023, approximately $8 million of oral TPOXX® had been purchased and delivered.

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

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract valued at a total of $19.5 million, with an initial award of $12.4 million, from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). In subsequent modifications, the DoD increased the scope and the available funding under the PEP Label Expansion R&D Contract to approximately $27 million. The period of performance for this contract, as modified, terminates on January 31, 2025. As of September 30, 2023, there is no remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract. Revenue from the performance obligation under the PEP Label Expansion R&D Contract is recognized over time using an input method using costs incurred to date relative to total estimated costs at completion.

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

Results of Operations

Three Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, revenues from product sales and supportive services were $8.0 million. Such revenues primarily relate to a sale of oral TPOXX® to a European country and a Middle Eastern country. For the three months ended September 30, 2022, revenues from product sales and supportive services were $65.6 million. Such revenues primarily relate to international sales of oral TPOXX® of approximately $61.3 million and sales of oral TPOXX® to the DoD of approximately $3.8 million.

Revenues from research and development activities for the three months ended September 30, 2023 and 2022, were $1.3 million and $6.6 million, respectively. These revenues are mostly earned in connection with performance of research and development activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract. The decrease of $5.3 million of revenue is primarily related to a decrease in clinical trial activity.

Cost of sales and supportive services for the three months ended September 30, 2023 and 2022 were $0.9 million and $3.9 million, respectively. Such costs in 2023 were associated with the manufacture and delivery of courses of oral TPOXX® to a European country and a Middle Eastern country, and the costs of supportive activities such as customary, periodic stability testing. Such costs in 2022 were primarily associated with the manufacture and delivery of courses of oral TPOXX® for international sales and sales to the DoD.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2023 and 2022 were $6.0 million and $19.7 million, respectively. The decrease of approximately $13.7 million mostly reflects a decrease in the promotion fees incurred in connection with a decrease in international sales.

Research and development (“R&D”) expenses for the three months ended September 30, 2023 and 2022 were $3.6 million and $5.7 million, respectively, reflecting a decrease of approximately $2.1 million. The decrease is primarily attributable to lower direct vendor-related expenses incurred in connection with a decrease in activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract, partially offset by an increase in regulatory costs associated with EMA regulatory submissions and related activities.

Other income, net for the three months ended September 30, 2023 and 2022 were $0.9 million and $0.3 million, respectively. The increase relates to interest income earned on cash and cash equivalents at rates that are substantially higher in 2023 in comparison to 2022.

For the three months ended September 30, 2023 and 2022, we recorded pre-tax (losses)/income of ($0.4) million and $43.1 million, respectively, and a corresponding income tax benefit/(provision) of $33,030 and ($10.1) million, respectively. The effective tax rates during the three months ended September 30, 2023 and 2022 were 7.8% and 23.4%, respectively. Our effective tax rate for the period ended September 30, 2023 differs from the statutory rate primarily as a result of state taxes, and non-deductible executive compensation under Internal Revenue Code Section 162(m). Our effective tax rate for the period ended September 30, 2022 differs from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Nine Months Ended September 30, 2023 and 2022

For the nine months ended September 30, 2023, revenues from product sales and supportive services were $14.9 million. Such revenues primarily relate to sales of approximately $5.1 million of oral TPOXX® to the DoD and approximately $9.1 million of international sales of oral TPOXX®. For the nine months ended September 30, 2022, revenues from product sales and supportive services were $81.6 million. Such revenues primarily relate to approximately $66.2 million of international sales of oral TPOXX®; approximately $7.5 million of oral TPOXX® sales to the DoD; and approximately $7.2 million of sales of IV TPOXX® to the U.S. Government under the 19C BARDA Contract.

Revenues from research and development activities for the nine months ended September 30, 2023 and 2022, were $8.5 million and $17.9 million, respectively. These revenues are mostly earned in connection with performance of research and development activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract. The decrease of $9.4 million of revenue is primarily related to a decrease in clinical trial activity and a change in the estimated profitability of the PEP Label Expansion R&D Contract; the change in the profitability of the PEP Label Expansion R&D Contract is primarily due to an increase in the total estimated direct vendor-related costs to be incurred in connection with the PEP development program.

Cost of sales and supportive services for the nine months ended September 30, 2023 and 2022 were $3.0 million and $9.6 million, respectively. Such costs in 2023 are associated with: the manufacture and delivery of courses of oral TPOXX® to the DoD and three international customers; an inventory-related loss in connection with impairment of a manufacturing batch; manufacturing costs related to a potential backup facility within a segment of the supply chain, and the costs of supportive activities such as customary, periodic stability testing. Such costs in 2022 primarily relate to the manufacture and delivery of courses of oral TPOXX® in connection with international sales and approximately $4.4 million of costs for the manufacture and sale of IV TPOXX®; manufacturing cost per unit are higher for IV TPOXX® than oral TPOXX®.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2023 and 2022 were $14.7 million and $29.2 million, respectively. The decrease of approximately $14.5 million mostly reflects a decrease in promotion fees incurred in connection with a decrease in international sales.

Research and development (“R&D”) expenses for the nine months ended September 30, 2023 and 2022 were $13.8 million and $16.1 million, respectively, reflecting a decrease of approximately $2.3 million. The decrease is primarily attributable to lower direct vendor-related expenses incurred in connection with a decrease in activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract, partially offset by an increase in regulatory costs associated with EMA regulatory submissions and related activities.

Changes in the fair value of the liability-classified warrant to acquire common stock were recorded within the statement of operations. The warrant was fully exercised during the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we recorded no activity. For the nine months ended September 30, 2022, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

Other income, net for the nine months ended September 30, 2023 and 2022 were $3.0 million and $0.4 million, respectively. The increase relates to interest income earned on cash and cash equivalents at rates that are substantially higher in 2023 in comparison to 2022.

For the nine months ended September 30, 2023 and 2022, we recorded pre-tax (losses)/income of ($5.1) million and $45.3 million, respectively, and a corresponding income tax benefit/(provision) of $0.9 million and ($10.5) million, respectively. The effective tax rates during the nine months ended September 30, 2023 and 2022 were 17.8% and 23.3%, respectively. Our effective tax rate for the period ended September 30, 2023 differs from the statutory rate primarily as a result of state taxes, and non-deductible executive compensation under Internal Revenue Code Section 162(m). Our effective tax rate for the period ended September 30, 2022 differs from the statutory rate primarily as a result of state taxes, non-deductible executive compensation under Internal Revenue Code Section 162(m) and a non-taxable adjustment for the fair market value of the Warrant.

Liquidity and Capital Resources

As of September 30, 2023, we had $71.1 million in cash and cash equivalents compared with $98.8 million at December 31, 2022. As of September 30, 2023, we expect to have sufficient liquidity and capital resources to meet our anticipated obligations through at least the next 12 months.

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

Net cash provided by operating activities for the nine months ended September 30, 2023 and 2022 was $15.8 million and $49.7 million, respectively. For the nine months ended September 30, 2023, the receipt of substantially all of the $45 million of accounts receivable as of December 31, 2022, as well as approximately $10 million received in connection with IV BDS deferred revenue was partially offset by the use of cash to proactively build inventory, and for customary operating activities. For the nine months ended September 30, 2022, the receipt of approximately $80 million for product delivery and acceptance of oral TPOXX® courses delivered to the Strategic Stockpile in December 2021, as well as the receipt of approximately $23 million in connection with 2022 product deliveries and advance payments were partially offset by the payment of approximately $19 million of federal income taxes in connection with the 2021 tax year; an increase in inventory investment in connection with a broadening of the customer base for TPOXX® and mitigation of increasing general supply chain risks; and costs in relation to customary operating activities.

Investing Activities

For the nine months ended September 30, 2023, we used $21,686 for capital expenditures. There was no cash-related investing activities for the nine months ended September 30, 2022.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2023 was $43.4 million, which was mostly attributable to the payment of a special cash dividend of approximately $32.1 million and the repurchase of approximately 1.7 million shares of common stock for approximately $11.0 million. Cash used in financing activities for the nine months ended September 30, 2022 was $43.1 million, which was mostly attributable to a special cash dividend of approximately $32.9 million and the repurchase of approximately 1.5 million shares of common stock for approximately $10.1 million.

Future Cash Requirements

As of September 30, 2023, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $18.5 million.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Recently Issued Accounting Standards

The Company did not adopt any accounting standards this quarter.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to domestic and international customers, the enforceability of our procurement contracts, such as the 19C BARDA Contract (the "BARDA Contract"), with BARDA, and responding to the global outbreak of monkeypox ("mpox"). The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “targeting,”  “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contract, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contract, DoD Contract #2 or PEP Label Expansion R&D Contract are modified or canceled at the request or requirement of the U.S. Government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that target timing for deliveries of product to customers, and the recognition of related revenues, are delayed or adversely impacted by the actions, or inaction, of contract manufacturing organizations, or other vendors, within the supply chain, or due to coordination activities between the customer and supply chain vendors, (vii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (viii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (ix) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (x) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking or obtaining needed approvals to market these products, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xiii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiv) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xv) risks associated with actions or uncertainties surrounding the debt ceiling, (xvi) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, such as COVID-19, are ineffective and may adversely affect SIGA’s business, and (xvii) risks associated with responding to the current mpox outbreak, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents, which are available free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-Q is not incorporated by reference into this filing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs
July 1, 2023 to July 31, 2023	-	$-	-	$21,498,370
August 1, 2023 to August 31, 2023	-	-	-	21,498,370
September 1, 2023 to September 30, 2023	-	-	-	21,498,370
	-	$-	-

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 16, 2022).
3.2	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 15, 2021).
10.1	Employment Agreement, dated July 26, 2023, between SIGA Technologies, Inc. and Dr. Jay K. Varma.
10.2	Amendment of Solicitation/Modification of Contract 000024, dated September 21, 2023, to Agreement, dated June 1, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 7, 2023	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)