Form 10-K
period 2023-12-31
SIGA TECHNOLOGIES INC
filed 2024-03-12
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2023 as reported on The Nasdaq Global Market was approximately $230,952,256.

As of February 15, 2024, the registrant had outstanding 71,091,616 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2024 Annual	Part III
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

In connection with the 2022 global response to an mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. As of December 31, 2023, there were five randomized, placebo-controlled clinical trials enrolling patients, when available, in locations including the United States, United Kingdom, the Democratic Republic of Congo ("DRC"), South America and Europe. These randomized clinical trials are enrolling patients to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease.

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

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2023, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $407.1 million of payments are related to exercised options and up to approximately $143.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2023, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile, and $22.1 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP.

The options that have been exercised to date provide for payments up to approximately $407.1 million. There are exercised options for the following activities: payments up to $337.7 million for the manufacture and delivery of up to 1.1 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.4 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2023, the Company has cumulatively delivered $323.0 million of oral TPOXX® to the Strategic Stockpile, of which $97.9 million was delivered in the fourth quarter of 2023; has cumulatively received $20.5 million for the completed manufacture of IV BDS; and has been cumulatively reimbursed $7.9 million in connection with post-marketing activities for oral and IV TPOXX®. In the first two months of 2024 ended February 29, 2024, approximately $15 million of oral TPOXX® was delivered to the Strategic Stockpile.

Unexercised options specify potential payments up to approximately $143.7 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required. There are options for the following activities: payments of up to $112.5 million for the delivery of oral TPOXX® to the Strategic Stockpile; and payments of up to $25.6 million for the manufacture of courses of IV FDP, of which up to $10.2 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 32,000 courses (as currently defined within the contract) of IV TPOXX®; and three separate IV FDP Options, each providing for 32,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised two of the three IV BDS options and two of the three IV FDP options. If BARDA decides to only exercise the remaining IV BDS Option, then the Company would receive payments up to $10.2 million; alternatively, if BARDA decides to exercise the remaining IV BDS Option and IV FDP Option, then the Company would receive payments up to $25.6 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 32,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP. The Company estimates that sales of the IV formulation under this contract (under current terms), assuming the remaining IV FDP Option was exercised, would have a gross margin (sales less cost of sales, as a percentage of sales) that is less than 40%.

Under the terms of this contract, exercise of procurement options is at the sole discretion of BARDA. The request for proposal that preceded the award of the 19C BARDA Contract indicated that the expected purpose of the contract was to maintain the level of smallpox antiviral preparedness in the Strategic Stockpile. Based on prior product delivery activity, and current FDA-approved shelf life of oral TPOXX®, the Company estimates that the remaining options under the 19C BARDA Contract for 363,000 courses of oral TPOXX® (value of $112.5 million) and 32,000 courses of IV FDP (value of $25.6 million) would need to be exercised in 2024 in order to approximately maintain historical stockpile levels of unexpired TPOXX® treatment in the Strategic Stockpile.

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

In March 2023, the Company fulfilled the firm commitment by delivering $5.1 million of oral TPOXX® to the DoD, and recognized the related revenue.  Additionally, in March 2023 the DoD exercised the $5.5 million option in DoD Contract #2 for the procurement of oral TPOXX® and the Company delivered these courses to the DoD in the fourth quarter of 2023.

In February 2024, DoD Contract #2 was amended and approximately $1 million of oral TPOXX® was ordered by the DoD.

International Procurement Contracts

In 2023, the Company has delivered, and received acceptance for, approximately $21.3 million of oral TPOXX® to five European countries, one Middle Eastern country, and one Asia Pacific country. In the first two months of 2024 ending February 29, 2024, the Company delivered an additional approximately $7 million of oral TPOXX® to six countries in Europe, completing greater than 95% of deliveries under the $18 million of firm commitment orders from 13 countries under the European Commission’s DG HERA (Health Emergency Preparedness and Response Authority) joint procurement mechanism, which was announced by the Company in October 2022. Additionally, $0.7 million of oral TPOXX® was delivered to the Canada Department of National Defence ("CDND") in February 2024. These deliveries were made in connection with orders and contracts under the International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian Medical Technologies, Inc. ("Meridian") is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.

In addition to the above-mentioned orders and deliveries, the Company has a contract with the CDND under which the CDND has an option until December 31, 2025, exercisable at its sole discretion, for the purchase of up to an additional $6.7 million of oral TPOXX®. As an international contract, this contract is also administered under the International Promotion Agreement. The contract with the CDND (the "Canadian Military Contract"), issued in April of 2020 and subsequently amended, is option-based and initially specified that the CDND would purchase up to $14 million of oral TPOXX® if all options were exercised.

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

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract ultimately valued at approximately $27 million from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). As of December 31, 2023, the Company invoiced the full amount of available funding.

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

SIGA has had manufacturing agreements with Grace and a predecessor owner (Albemarle) since 2011.  Pursuant to the current agreement with Grace, which was put in place in 2018 when Albemarle was the owner of the operations that provide services to SIGA, Grace manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in TPOXX®. The agreement provides that, during the term of the current agreement, SIGA was required to purchase 100% of its internal and external API requirements for TPOXX® from Grace until the later of (i) September 30, 2021 and (ii) such time as SIGA has purchased 12 metric tons of API from Grace under the agreement. As of December 31, 2023, SIGA has purchased more than 12 metric tons of API; as such, SIGA will purchase at least 70% of its internal and external API requirements for TPOXX® from Grace until the end of the term of the agreement (as described below), unless the Company receives an offer to purchase API at a price that Grace is unable to match, in which event SIGA will purchase at least 30% of its internal and external API requirements for TPOXX® from Grace until the Company has fulfilled its delivery obligations under the 19C BARDA Contract. There is no minimum amount of kilograms of API that must be used or acquired by SIGA. The following events are excluded from the “100% API” requirement: (i) if a contract entered into by SIGA for the sale of final drug product (“FDP”) requires that the product used as the API for such FDP be manufactured outside the U.S. and Grace is unwilling or unable to subcontract such manufacture to a party or parties that meet the terms of the agreement; (ii) if a contract entered into by SIGA for the sale of FDP in an intravenous formulation requires different specifications than those provided for under the agreement and the parties are not able to reach agreement on the necessary changes to the specifications or on pricing; or (iii) if Grace fails to perform any of its obligations under the agreement and does not cure such failure within 30 days of written notice from SIGA. SIGA is required to pay Grace within 45 days of its invoice date. Pricing for API is at a fixed price per kilogram, subject to adjustment for increases in raw material costs and/or general manufacturing costs. Grace is required to deliver API that conforms to specifications outlined in the agreement; the Company is not required to pay for API that does not meet specifications. The Company has 120 days to reject any shipments that do not meet such specifications or are damaged. In addition to receiving payments for API deliveries, Grace is also paid for related services, such as stability testing. The Company’s agreement with Grace was scheduled to expire upon the earlier of: (i) September 30, 2023, or (ii) the fulfillment of delivery obligations under the 19C BARDA Contract. On September 30, 2023, the contract term automatically renewed for a one-year term. Upon September 30, 2024, and each anniversary thereafter, the agreement will renew for successive one-year renewal terms until either the Company or Grace provides notice of non-renewal at least 90 days prior to the expiration date of a term.

Microsize micronizes and tests API for use in oral TPOXX®. The Company’s agreement with Microsize's predecessor was amended on January 11, 2019. The amended term ends on the tenth anniversary of the amendment date.

Catalent granulates, encapsulates, and tests oral TPOXX®. In addition, Catalent provides services related to commercial stability testing of drug product and preparation for tabulated stability and trend analysis for each time point. The Company’s agreement with Catalent had an initial term that ended on June 28, 2021. Thereafter, this agreement became subject to automatic renewal for three years unless either party provided six months' notice of its desire to terminate the agreement prior to the expiration of the term.  The Company did not provide notice nor receive notice of termination. As such, until June 28, 2027, SIGA will purchase all of its requirements for bulk product under the 19C BARDA Contract from Catalent.

PCI provides packaging services in connection with oral TPOXX®. Additionally, PCI has contracted with the Company to provide packaging services in connection with the intravenous formulation of TPOXX®. The Company’s agreement with PCI had an initial term that ended on March 1, 2022. Thereafter, this agreement automatically renews for successive one-year periods unless either party provides 120 days' notice of its desire to terminate the agreement prior to the expiration of the term. Notice has not been provided by either party and, as such, the agreement has been automatically extended to March 1, 2025.  The agreement can be terminated earlier than March 1, 2025 under certain conditions.

Intravenous (IV) formulation of TPOXX®:

For the manufacture of IV TPOXX® under the BARDA Contract, the Company has agreed to use the following CMOs: Roquette America, Inc. (“Roquette”); Patheon Manufacturing Services LLC (“Patheon”); and PCI.

Roquette provides an excipient used in the manufacturing of IV TPOXX®. The Company's agreement with Roquette has no minimum amount of manufacturing services that must be used. The Company’s agreement with Roquette had an initial term that ended on December 31, 2023. Thereafter, this agreement automatically renews on a year-by-year basis unless either party provides four months’ notice of its desire to terminate the agreement prior to the expiration of the term. The Company did not provide notice nor receive notice of termination. As such, the agreement has automatically extended to December 31, 2024.

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

Market for Medical Countermeasures for Biological Threats

The market for medical countermeasures reflects continued awareness of the risks and threats of biological outbreaks, including such outbreaks related to global terror and biowarfare activity. The U.S. Government is the largest source of development and procurement funding for academic institutions and biopharmaceutical companies conducting medical countermeasure research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. For the U.S. Government's fiscal year ended September 30, 2023, the budget for annual spending by the U.S. Department of Health and Human Services ("HHS") for activities related to advanced development and procurement of medical countermeasures for biodefense-related biological threats to civilian populations was more than $2.7 billion.

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

Human Capital Resources and Research Facilities

As of February 15, 2024, we had 45 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.  Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants with the overall goal of having an employee base that embraces teamwork and shares a focus for using each person’s individual skills, experience and expertise in order to develop and maximize the value of corporate assets, and achieve long-term revenue and earnings growth.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of January 17, 2024, the TPOXX® patent portfolio has seven patent families consisting of 30 U.S. utility patents, 109 issued foreign patents, two U.S. utility patent applications, and 16 foreign patent applications.

The principal and material issued patents covering TPOXX® are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	September 4, 2031
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2011	July 23, 2027
US 7687641	United States	Method of manufacturing ST-246	March 30, 2010	September 27, 2024
US 8124643	United States	Composition of matter for the ST-246 compound and Pharmaceutical compositions containing ST-246	February 28, 2012	June 18, 2024
US 7956197	United States	Method of manufacturing ST-246	June 7, 2011	June 18, 2024
US 8530509	United States	Pharmaceutical compositions containing a mixture of compounds including ST-246	September 10, 2013	June 18, 2024

US 8802714	United States	Method of treating orthopoxvirus infection with a mixture of compounds including ST-246	August 12, 2014	June 18, 2024
US 9045418	United States	Method of manufacturing ST-246	June 2, 2015	June 18, 2024
US 9233097	United States	Liquid Pharmaceutical formulations containing ST-246	January 12, 2016	August 2, 2031
US 9339466	United States	Certain polymorph of ST-246, method of preparation of the polymorph and pharmaceutical compositions containing the polymorph	May 17, 2016	March 23, 2031
US 9546137	United States	Methods of preparing ST-246	January 17, 2017	August 14, 2033
US 9744154	United States	Polymorphic forms of ST-246 and methods of preparation	August 29, 2017	March 23, 2031
US 9862683	United States	Methods of preparing Tecovirimat	January 9, 2018	August 14, 2033
US 9670158	United States	Amorphous Tecovirimat preparation	June 6, 2017	July 11, 2034
US 9889119	United States	Amorphous Tecovirimat preparation	February 13, 2018	July 11, 2034
US 9907859	United States	ST-246 liquid formulations and methods	March 6, 2018	August 2, 2031
US 10029985	United States	Methods of preparing Tecovirimat	July 24, 2018	August 14, 2033
US 10045963	United States	Amorphous Tecovirimat preparation	August 14, 2018	July 11, 2034
US 10045964	United States	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 14, 2018	March 23, 2031
US 10124071	United States	ST-246 liquid formulations and methods	November 13, 2018	August 2, 2031
US 10155723	United States	Methods of preparing Tecovirimat	December 18, 2018	August 14, 2033
US 10406137	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	September 10, 2019	March 23, 2031
US 10406103	United States	Rehydration of micronized Tecovirimat monohydrate	September 10, 2019	November 14, 2034
US 10576165	United States	Liquid Pharmaceutical formulations containing ST-246	March 3, 2020	August 2, 2031
US 10864282	United States	Methods of preparing liquid formulations containing ST-246	December 15, 2020	August 2, 2031
US 10662155	United States	Methods of preparing Tecovirimat	May 26, 2020	August 14, 2033
US 10716759	United States	Rehydration of micronized Tecovirimat monohydrate	July 21, 2020	November 14, 2034
US 10933050	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	March 2, 2021	March 23, 2031
US 11433051	United States	ST-246 suspension formulations	September 6, 2022	November 27, 2039
US 11779566	United States	ST-246 suspension formulations	October 10, 2023	February 15, 2037
SG 184201	Singapore	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 22, 2015	March 23, 2031
SG 10201506031U	Singapore	ST-246 liquid formulations and methods	June 11, 2021	August 2, 2031
RU 2578606	Russian Federation	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	March 27, 2016	March 23, 2031
OA 16109	OAPI ^/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	October 31, 2013	March 23, 2031
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	December 2, 2014	March 23, 2031
MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
MX 348481	Mexico	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	June 15, 2017	April 23, 2027
MX 347795	Mexico	ST-246 liquid formulations and methods	May 15, 2017	August 2, 2031
MX 361428	Mexico	Polymorphic forms of ST-246 and methods of preparation	December 6, 2018	March 23, 2031
MX 363189	Mexico	Use of pharmaceutical compositions containing ST-246	March 14, 2019	April 23, 2027
MX 368106	Mexico	ST-246 liquid formulations and methods	September 19, 2019	August 2, 2031
KR 101868117	Korea	ST-246 liquid formulations and methods	June 8, 2018	August 2, 2031
JP 4884216	Japan	Therapeutic agent for treating orthopoxvirus including ST-246, pharmaceutical composition of matter for the ST-246 compound and method of manufacturing ST-246	December 16, 2011	June 18, 2024
JP 5657489	Japan	Method of manufacturing ST-246	December 5, 2014	June 18, 2024
JP 5898196	Japan	Liquid Pharmaceutical formulations containing ST-246	March 11, 2016	August 2, 2031
JP 6018041	Japan	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 7, 2016	March 23, 2031
JP 6188802	Japan	Methods of preparing Tecovirimat	August 10, 2017	August 14, 2033
JP 6444460	Japan	Methods of preparing Tecovirimat	December 7, 2018	August 14, 2033
JP 6564514	Japan	Methods of preparing Tecovirimat	August 2, 2019	August 14, 2033

JP 6594303	Japan	Rehydration of micronized Tecovirimat monohydrate	October 4, 2019	November 14, 2034
JP 6843616	Japan	Amorphous Tecovirimat preparation	February 29, 2021	July 11, 2034
JP 7074677	Japan	ST-246 suspension formulations	May 24, 2022	February 15, 2037
JP 7297858	Japan	ST-246 suspension formulations	June 16, 2023	February 15, 2037
BR 112012023743-8	Brazil	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 18, 2020	March 23, 2031
BR 112013002646-4	Brazil	Liquid Pharmaceutical formulations containing ST-246	January 4, 2022	August 2, 2031
CN 2011800245893	China	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 26, 2015	March 23, 2031
CN 2013800429237	China	Methods of preparing Tecovirimat	June 20, 2017	August 14, 2033
CN 2017103075357	China	Methods of preparing Tecovirimat	March 6, 2020	August 14, 2033
CN 2014800653387	China	Rehydration of micronized Tecovirimat monohydrate	February 7, 2020	November 14, 2034
CN 202010101449	China	Methods of preparing Tecovirimat	June 20, 2023	August 14, 2033
CA 2529761	Canada	Use of ST-246 to treat orthopoxvirus infection, pharmaceutical compositions containing ST-246 and composition of matter for the ST-246 compound	August 13, 2013	June 18, 2024
CA 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027
CA 2866037	Canada	Chemicals, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	May 16, 2017	April 23, 2027
CA 2807528	Canada	Liquid Pharmaceutical formulations containing ST-246	September 25, 2018	August 2, 2031
CA 2966466	Canada	Use of ST-246 to treat orthopoxvirus infections	August 25, 2020	April 23, 2027
CA 2882506	Canada	Methods of preparing Tecovirimat	October 20, 2020	August 14, 2033
CA 2793533	Canada	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 26, 2019	March 23, 2031
CA 2917199	Canada	Amorphous Tecovirimat preparation	August 31, 2021	July 11, 2034
CA 2930461	Canada	Rehydration of micronized Tecovirimat monohydrate	August 16, 2022	November 14, 2034
CA 3090294	Canada	Methods of preparing Tecovirimat	January 24, 2023	August 14, 2033
AU 2004249250	Australia	Method of treating orthopoxvirus infection, pharmaceutical composition containing ST-246 and composition of matter for the ST-246 compound	March 29, 2012	June 18, 2024
AU 2007351866	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	January 10, 2013	June 18, 2024
AU 2011232551	Australia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	February 26, 2015	March 23, 2031
AU 2011285871	Australia	Liquid Pharmaceutical formulations containing ST-246	August 6, 2015	August 2, 2031
AU 2013302764	Australia	Methods of preparing Tecovirimat	April 5, 2018	August 14, 2033
AU 2012268859	Australia	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	August 18, 2016	June 18, 2024
AU 2014290333	Australia	Amorphous Tecovirimat preparation	February 21, 2019	July 11, 2034
AU 2014353235	Australia	Rehydration of micronized Tecovirimat monohydrate	August 22, 2019	November 14, 2034
AU 2018201499	Australia	Methods of preparing Tecovirimat	May 21, 2020	August 14, 2033
AU 2019208252	Australia	Rehydration of micronized Tecovirimat monohydrate	July 2, 2020	November 14, 2034
AU 20172211295	Australia	ST-246 suspension formulations	May 2, 2022	February 15, 2037
AU 2020202894	Australia	Methods of preparing Tecovirimat	July 7, 2022	August 14, 2033
AP 3221	ARIPO*/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	April 3, 2015	March 23, 2031
ZA 2012/07141	South Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 29, 2016	March 23, 2031
ZA 2013/00930	South Africa	Liquid Pharmaceutical formulations containing ST-246	November 25, 2015	August 2, 2031
IL 201736	Israel	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	October 1, 2016	April 23, 2027
IL 236944	Israel	Methods of preparing Tecovirimat	February 1, 2017	August 14, 2033
IL 242665	Israel	Methods of preparing intermediate in the preparation of Tecovirimat	February 1, 2020	April 23, 2027
IL 224430	Israel	Liquid Pharmaceutical formulations containing ST-246	December 27, 2019	August 2, 2031
IL 242666	Israel	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2018	April 23, 2027
IL 221991	Israel	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 1, 2019	March 23, 2031
IL 269370	Israel	Compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2020	April 23, 2027
IL 242331	Israel	Amorphous Tecovirimat preparation	March 1, 2021	July 11, 2034
IL 244731	Israel	Rehydration of micronized Tecovirimat monohydrate	September 1, 2021	November 14, 2034
IL 282098	Israel	Rehydration of micronized Tecovirimat monohydrate	April 3, 2023	November 14, 2034

IL 260229	Israel	ST-246 suspension formulations	May 2, 2023	February 15, 2037
AT 1638938	Austria	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 1638938	Belgium	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
BE 2549871	Belgium	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
BE 2600715	Belgium	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
CH 1638938	Switzerland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
CH 2549871	Switzerland	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
CH 2600715	Switzerland	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 1638938	Germany	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DE 2549871	Germany	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DE 2887938	Germany	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
DE 2600715	Germany	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 3321253	Germany	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
DE 3021836	Germany	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
DE 3043793	Germany	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
DE 3763702	Germany	Amorphous Tecovirimat preparation	December 13, 2023	July 11, 2034
DK 1638938	Denmark	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
DK 2549871	Denmark	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DK 2600715	Denmark	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
ES 1638938	Spain	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029
FI 1638938	Finland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 1638938	France	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
FR 2887938	France	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
FR 2549871	France	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
FR 2600715	France	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
FR 3321253	France	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
FR 3021836	France	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
FR 3043793	France	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
FR 3763702	France	Amorphous Tecovirimat preparation	December 13, 2023	July 11, 2034
GB 1638938	United Kingdom	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
GB 2887938	United Kingdom	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
GB 2549871	United Kingdom	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
GB 2600715	United Kingdom	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031

GB 3321253	United Kingdom	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
GB 3021836	United Kingdom	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
GB 3043793	United Kingdom	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
GB 3763702	United Kingdom	Amorphous Tecovirimat preparation	December 13, 2023	July 11, 2034
HK 1179824	Hong Kong	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 21, 2019	March 23, 2031
HK 1184639	Hong Kong	Liquid Pharmaceutical formulations containing ST-246	November 12, 2021	October 28, 2033
IE 1638938	Ireland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
IT 502017000078377	Italy	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029
NL 1638938	Netherlands	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 17, 2029
PL 1638938	Poland	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2024
SE 1638938	Sweden	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029

*African Regional Intellectual Property Organization ("ARIPO") designated contracting states are as follows: Botswana, Gambia, Ghana, Kenya, Lesotho, Liberia, Malawi, Mozambique, Namibia, Sierra Leone, Sudan, Swaziland, Tanzania, Uganda, Zambia, and Zimbabwe.

^Organisation Africaine de la Propriété Intellectuelle ("OAPI") designated contracting states are as follows: Benin, Burkina Faso, Cameroon, the Central African Republic, Chad, DRC, Côte d’Ivoire, Equatorial Guinea, Gabon, Guinea, Guinea-Bissau, Mali, Mauritania, the Niger, Senegal, and Togo.

In addition to the patents listed in the above chart, the principal and material patent applications covering TPOXX® include patent filings in multiple jurisdictions, including the United States, Europe, Asia, Australia, and other commercially significant markets. We hold 18 patent applications currently pending with respect to various compositions of TPOXX®, methods of manufacturing, and methods of treatment. Expiration dates for pending patent applications, if granted, will fall between 2031 and 2037.

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

 The following corporate governance related documents are also available on our website:

•	Audit Committee Charter;

•	Compensation Committee Charter;

•	Nominating and Corporate Governance Committee Charter; and

•	Code of Ethics and Business Conduct.

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

Government-funded contracts often consist of standalone procurement orders or a base period of performance and options for the performance of certain future activities. The value of goods and services subject to options may constitute the majority of the total value of the underlying contract, as in the case of the 19C BARDA Contract.

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

As of December 31, 2023, most of the remaining contract value of the 19C BARDA Contract is tied to options exercisable in the sole discretion of BARDA. There is no guarantee that any of the remaining options will be exercised, or if they are exercised when such exercise of options will occur. If some of these options are not exercised, because levels of government expenditures and authorizations for biodefense decrease or shift to other programs, or for any other reason, our business, financial condition, results of operations and prospects may suffer materially.

Government procurement contracts are mostly set at fixed prices determined at inception of the contract based on estimates of the time, resources and expenses required to perform these contracts. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these arrangements.

Remaining unexercised options under current government procurement contracts, including the 19C BARDA Contract, are predominately fixed-price. We expect that our future contracts with the U.S. Government and foreign governments for TPOXX®, as well as contracts for other biodefense product candidates, would also be predominantly fixed-price arrangements with potential moderate annual increases. Under a fixed-price contract, we are required to deliver our products at a fixed price determined at the inception of the contract regardless of the actual costs we incur, and to absorb any costs incurred in satisfaction of our obligations. Our failure to anticipate significant technical problems, estimate costs accurately or control costs during performance of a fixed-price contract could reduce the profitability of such contract, or if severe, cause a loss, which could in turn negatively affect our operating results.

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

The success of our business and our operating results for the foreseeable future will be substantially dependent on the U.S. Government’s commitment to maintaining or expanding its stockpile of TPOXX®. Failure to secure and perform additional U.S. Government contracts after the 19C BARDA Contract to substantially maintain or expand the U.S. Government stockpile of TPOXX® could have a material adverse effect on our long-term business, financial condition, results of operations and prospects. Additionally, the 19C BARDA Contract does not necessarily increase the likelihood that we will secure future comparable contracts with the U.S. Government.

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

Risks Related to Regulatory Approvals

If we are not able to obtain regulatory approvals for certain additional indications of TPOXX® from the FDA, we may not be able to realize the full benefits of any U.S. Government contracts or may not be able to commercialize such indications other than through existing sales to the U.S. Government, and our ability to generate future revenue could be materially impaired.

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

Risks Related to Commercial and International Activities

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

Our ability to grow our business partly depends on our ability to achieve recurring sales of TPOXX® to customers other than the U.S. Government, which may expose us to risks associated with conducting business in international markets.

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

In addition, the expansion of our international presence may increase certain risks, which include:

•	foreign governments imposing withholding or other taxes on remittances and other payments to us or the amount of any such taxes may increase;

•	potential difficulties enforcing agreements, making product deliveries, satisfying product and process requirements of non-U.S. jurisdictions, collecting receivables and protecting our intellectual property and other assets;

•	regional safety and security considerations;

•	increased costs and risks relating to exportation, shipping and transportation of the Company’s products; and

•	increased management and infrastructure costs.

See the risk factor below titled “The Company is subject to complex and changing laws and regulations worldwide, which exposes the Company to potential liability, increased cost, and other adverse effects on the Company’s business” for more discussion of this risk. We cannot predict the ultimate impact such events might have on the Company’s business, financial condition and results of operations.

Our current international revenues depend heavily on the success of the efforts of Meridian pursuant to an International Promotion Agreement.

Pursuant to the International Promotion Agreement described under “Business,” we granted a third party, Meridian Medical Technologies ("Meridian") exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in all geographic regions except for the United States (the “Territory”), and Meridian agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. As long as the International Promotion Agreement is in force, our future international revenues will likely depend heavily on the success of the efforts of Meridian pursuant to the International Promotion Agreement, which may not be successful. If we do not renew the International Promotion Agreement, our ability to maintain existing international customer relationships and contracts as well as generate future international relationships and contracts will depend on our ability to identify, hire and train qualified personnel.

The Company is reliant on Meridian to collect payments from international customers, and to remit the Company’s share of such payment to the Company.

Under the terms of the International Promotion Agreement, Meridian is responsible for collecting payments from customers and remitting such payments to us on a quarterly basis. As a result, we rely on Meridian’s ability to collect and remit payment to us in a timely manner. Meridian could fail to perform such obligations adequately, cease operations abruptly or become insolvent, or our relationships with Meridian may otherwise change adversely. Any of the foregoing could adversely impact our business, financial condition and operating results as a result.

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

Any of the above occurrences could harm or prevent future sales of the affected product or could increase the costs and expenses of commercializing and marketing these products, which could adversely affect our business, financial condition and results of operations.

If we sell TPOXX® to non-government customers and are able to charge such customers higher prices than we charge to the U.S. Government, healthcare reform and controls on healthcare spending in the U.S. may nonetheless limit the prices we charge for our products and the amounts that we can sell.

There have been a number of legislative and regulatory proposals in the United States to change the health care system in ways that could affect our pricing of TPOXX® to non-government customers. One significant example of recent legislative action is the Inflation Reduction Act of 2022 (the “IRA”), which was signed into law on August 16, 2022. The IRA, as written, among other changes, gives HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain high-priced drugs. The IRA also requires manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation). Implementation of the IRA's drug price negotiation provisions began in 2023, and will continue to be implemented over the next several years. Multiple pharmaceutical manufacturers have challenged the law in court, largely on constitutional grounds. These suits will continue through 2024 and the ultimate effects of such legal challenges are unclear. At this time, we continue to evaluate the effect of the IRA on our business operations and financial condition and results as the full impact of the IRA remains uncertain. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”), substantially changed the way healthcare is financed by both governmental and private insurers and had a substantial effect on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs like Medicare, reimbursement changes and rules protecting against fraud and abuse, that affect existing healthcare programs. If we are able to charge higher prices to non-government customers than we charge to the U.S. Government, healthcare reform and controls on healthcare spending in the U.S. may nonetheless limit the price we charge for our products and the amounts that we can sell. For example, some of our revenue may be derived from governmental healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposed a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. Government programs. The Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally, as well as potential future sales and profitability of our current or future products.

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

Failure to comply with such laws and regulations could adversely affect the Company’s business, reputation, financial condition, or ability to procure government contracts.  Indeed, violations of the FCPA can result in significant civil and criminal penalties that can be levied on the Company and its executives. Indictment alone under the FCPA can lead to suspension of the right to do business with the U.S. Government until the pending claims are resolved and conviction under the FCPA can result in long-term disqualification as a government contractor.  The SEC may also suspend or bar issuers from trading securities on U.S. stock exchanges for violations of the FCPA.

We have incurred in the past, and could incur net losses in the future, including if options are not exercised under the 19C BARDA Contract.

While we believe our current cash position is strong, our ability to continue to fund future operations will be substantially impacted by cash flows from the 19C BARDA Contract or any new procurement contract with the U.S. Government, which may not be sufficient if the U.S. Government elects, in its sole discretion, not to exercise or to significantly delay exercise of some or all of the remaining options under the 19C BARDA Contract or any new procurement contracts. If cash flows from a U.S. Government procurement contract are significantly different from expectations, or if operating expenses or other expenses meaningfully exceed our expectations or cannot be adjusted accordingly, then our business, financial condition, results of operations and prospects could be materially adversely affected.

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

If a third-party provider fails to comply with applicable laws and regulations, fails to meet expected deadlines, fails to conduct trials in accordance with regulatory requirements or our stated protocols, experiences shortages or delays, or otherwise does not carry out its contractual duties to us, or encounters physical damage or natural disaster or disruptions at its facilities, our ability to meet our obligations under any contract including the 19C BARDA Contract or to develop, obtain approval of and commercialization of other indications of TPOXX® or other drug candidates, could be significantly impaired or delayed. We do not currently have the internal capacity to perform these important functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

If third parties on whom we rely for packaging and delivery of our products, are unable to meet the target timing for deliveries to our customers, product revenue recognition may be delayed and our business could suffer.

Additionally, we rely on third-party providers for storing, packaging and delivering certain of our products, including a portion of the stockpile of IV TPOXX® under the 19C BARDA Contract, thereby entrusting such vendor or vendors with the care and handling of a substantial portion of IV TPOXX® inventory. Relying on third parties for storage, packaging and delivery of our products exposes us to risks, including reduced control over timing for delivery and quality assurance. If these third parties experience delays, capacity constraints, quality control problems or other disruptions to their operations, including due to supply chain shortages, natural disasters, health emergencies, pandemics, epidemics, civil unrest, labor disputes, cyber events, trade disputes, international conflicts or global hostilities, our ability to ship products to our customers could be impaired and we may fail to meet our requirements for timely delivery. Failure to meet our scheduled product deliveries to our customers could cause the loss of sales, delayed revenue recognition or an increase in our costs, which could adversely affect our business, financial condition and results of operations.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of January 17, 2024, the TPOXX® patent portfolio has seven patent families consisting of 30 U.S. utility patents, 109 issued foreign patents, two U.S. utility patent applications, and 16 foreign patent applications. With FDA regulatory approval of oral TPOXX® in July 2018, we were awarded seven years of regulatory exclusivity by the U.S. Patent and Trademark Office based on orphan drug designation for the product. Such protection is separate from, and in addition to, our patent and other intellectual property rights and provides for exclusivity to July 2025

We also rely on trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of trade secrets and proprietary information, we require our employees, consultants and some collaborators to execute confidentiality and invention assignment agreements upon commencement of a relationship with us. These agreements may not provide meaningful protection for our trade secrets, confidential information or inventions in the event of unauthorized use or disclosure of such information, and adequate remedies may not exist in the event of such unauthorized use or disclosure.

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

Our directors, executive officers and beneficial owners of more than 5% of our common stock ("principal stockholders") beneficially own a significant percentage of our common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change of control of SIGA. As of February 15, 2024, directors, executive officers and principal stockholders (excluding institutional and retail investors) beneficially owned approximately 35% of our outstanding common stock. In addition to owning common stock of the Company, directors and certain executive officers have the right to acquire additional stock through the exercise or conversion of certain securities.

A future issuance of preferred stock may adversely affect the rights of the holders of our common stock.

Our certificate of incorporation allows our Board of Directors (the "Board") to issue up to 20,000,000 shares of preferred stock and to fix the voting powers, designations, preferences, rights and qualifications, limitations or restrictions of these shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and could be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change of control.

General Risk Factors

Global infectious disease outbreaks, such as the COVID-19 pandemic, or climate-related matters could negatively impact the global economy on a broad scale and our business in particular.

The COVID-19 pandemic caused significant societal and economic disruption. The direct and indirect impacts of the pandemic were significant and broad-based, including supply chain disruptions and labor shortages that started during the pandemic and continue to represent business and financial risks.  As such, the Company is continually coordinating with service providers and vendors, in particular Contract Manufacturing Organizations that constitute our supply chain, with respect to risks and mitigating actions.

While the Company has not identified or been notified by government customers of impediments to the continued full performance of their government contracts in connection with the COVID-19 pandemic, future global infectious disease outbreaks or climate-related matters could have material adverse impact on the financial condition of the Company and its long-term operating performance.

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

We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team, including our Chief Executive Officer, Chief Scientific Officer and other key executives. Our success is dependent upon our personnel and our ability to recruit, retain and train high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of services of any members of our key management team could have a material adverse effect on our business. The COVID-19 pandemic increased employment changes in many industries, including ours. We cannot predict with certainty how, if at all, this may impact SIGA.

On January 17, 2023, we announced that Phillip Gomez had provided notice of his intention to retire as our Chief Executive Officer and a member of our Board in 2023. On January 26, 2024, Dr. Gomez retired from the Company and on January 27, 2024, Dr. Diem Nguyen commenced her term as Chief Executive Officer. As a general matter, the transition could result in uncertainty or disruption to our business, which could adversely impact our business and results of operations.

Our business and operations would suffer in the event of a significant computer system failure, cyber-attack or deficiency in our cyber-security.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, we are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, phishing attacks, persons inside our organization or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and been targeted at pharmaceutical companies in particular. Also, increasing use of artificial intelligence may increase the risk of cyber attacks. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Although we believe our current cash position is strong, we may require additional financing and, while we have raised funds through credit facilities and the issuance of new equity or the exercise of options or warrants in the past, there is no guarantee that we will continue to be successful in raising such funds should we need to seek to do so. If we are unable to raise additional funds, we could be forced to discontinue, cease or limit certain strategic transactions or operations and equity investors could experience significant or total losses of their investments. Our cash flows may fall short of our projections or be delayed, or our expenses may increase, including as a result of inflation or interest rate increases, which could result in our capital being consumed significantly faster than anticipated. If we are able to obtain additional financing through the sale of equity or convertible debt securities, such sales may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that may not be favorable to us. Debt financing arrangements, if available, may require us to pledge certain assets or enter into covenants that could restrict our business activities or our ability to incur further indebtedness and may be at interest rates and contain other terms that are not favorable to our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our information technology policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. The Company’s Chief Information Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our Chief Information Officer has over a decade of experience leading cybersecurity oversight, and others on our IT security team have cybersecurity experience or certifications. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and engage external resources and advisors as needed. All employees are required to complete cybersecurity trainings each month through online trainings and simulations.

We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities, including those that perform cybersecurity services.

Cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our Company. For more information about the cybersecurity risks we face, see the risk factor entitled “Our business and operations would suffer in the event of a significant computer system failure, cyber-attack or deficiency in our cyber-security” in Item 1A- Risk Factors.

Governance

The full Board receives updates periodically or as needed during the year from the Company’s Chief Information Officer and actively participates in discussions with management and amongst themselves regarding cybersecurity risks. Updates delivered to the full Board typically include discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. These updates also typically include a review of any recent enhancements to the Company’s defenses and management’s progress on its cybersecurity, as well as reports on key performance indicators, test results and related remediation, and recent threats and how the Company is managing those threats.

Item 2. Properties

Our headquarters are located in New York, NY, and our research and development facilities are located in Corvallis, Oregon. In May 2017, we entered into a new 10-year lease with a related party to let 3,200 square feet in New York, NY to serve as our corporate headquarters. For more information about the lease, see Note 13. Related Party Transactions, to the consolidated financial statements.

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

There were 40 holders of record as of February 15, 2024. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

On May 4, 2023, the Board declared a special dividend of $0.45 per share on the common stock of the Company. The special dividend was paid on June 1, 2023 to shareholders of record at the close of business on May 16, 2023. On March 12, 2024, the Board declared a special dividend of $0.60 per share on the common stock of the Company, payable on April 11, 2024 to shareholders of record at the close of business on March 26, 2024. Any future payments of dividends on our common stock will be determined by our Board and will depend on our business conditions, financial results and other factors our Board deems relevant.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares That May Yet Be Purchased Under the Programs
October 1, 2023 to October 31, 2023	-	$-	-	$21,498,370
November 1, 2023 to November 30, 2023	-	-	-	21,498,370
December 1, 2023 to December 31, 2023	-	-	-	21,498,370
Total	-	$-	-

On August 5, 2021, the Company announced that the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. The timing and actual number of shares repurchased under any authorization of this type depends on a variety of factors, including: the timing of exercise of procurement options under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; and other corporate liquidity requirements and priorities. On December 31, 2023, the remaining repurchase authorization for approximately $21 million expired.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2023, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2018 in each of (i) our common stock; (ii) the Nasdaq Composite; and (iii) the Nasdaq Biotech Composite.

	2018	2019	2020	2021	2022	2023
SIGA Technologies, Inc.	$100	$60	$92	$95	$99	$81
NASDAQ Composite Index	$100	$135	$194	$236	$158	$226
NASDAQ Biotech Composite Index	$100	$124	$156	$155	$138	$144

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (filed with the SEC on March 2, 2023) for additional discussion of our financial condition and results of operations for the year ended December 31, 2022, as well as our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

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

In connection with the 2022 global response to an mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. As of December 31, 2023, there were five randomized, placebo-controlled clinical trials enrolling patients, when available, in locations including the United States, United Kingdom, the Democratic Republic of Congo ("DRC"), South America and Europe. These randomized clinical trials are enrolling patients to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease.

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

Recent Developments

●	On January 27, 2024, Dr. Diem Nguyen commenced her employment as our new Chief Executive Officer and was appointed to the Board.

●

During January and February of 2024, the Company delivered a total of approximately $7 million of oral TPOXX® to six countries in Europe pursuant to the $18 million firm commitment order announced in October 2023, as well as a total of approximately $15 million of oral TPOXX® to the U.S. Strategic National Stockpile.

●

On March 12, 2024, the Board declared a special dividend of $0.60 per share on the common stock of the Company. The special dividend is payable on April 11, 2024 to shareholders of record at the close of business on March 26, 2024.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2023, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $407.1 million of payments are related to exercised options and up to approximately $143.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2023, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $22.1 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $407.1 million. There are exercised options for the following activities: payments up to $337.7 million for the manufacture and delivery of up to 1.1 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.4 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2023, the Company has cumulatively delivered $323.0 million of oral TPOXX® to the Strategic Stockpile, of which $97.9 million was delivered in the fourth quarter of 2023; has cumulatively received $20.5 million for the completed manufacture of IV BDS, of which $20.5 million has been recorded as deferred revenue as of December 31, 2023; and has been cumulatively reimbursed $7.9 million in connection with post-marketing activities for oral and IV TPOXX®. In the first two months of 2024 ended February 29, 2024, approximately $15 million of oral TPOXX® was delivered to the Strategic Stockpile.

Unexercised options specify potential payments up to approximately $143.7 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required. There are options for the following activities: payments of up to $112.5 million for the delivery of oral TPOXX® to the Strategic Stockpile; and payments of up to $25.6 million for the manufacture of courses of IV FDP, of which up to $10.2 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 32,000 courses (as currently defined within the contract) of IV TPOXX®; and three separate IV FDP Options, each providing for 32,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised two of the three IV BDS options and two of the three IV FDP options. If BARDA decides to only exercise the remaining IV BDS Option, then the Company would receive payments up to $10.2 million; alternatively, if BARDA decides to exercise the remaining IV BDS Option and IV FDP Option, then the Company would receive payments up to $25.6 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 32,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP. The Company estimates that sales of the IV formulation under this contract (under current terms), assuming the remaining IV FDP Option was exercised, would have a gross margin (sales less cost of sales, as a percentage of sales) that is less than 40%.

Under the terms of this contract, exercise of procurement options is at the sole discretion of BARDA. The request for proposal that preceded the award of the 19C BARDA Contract indicated that the expected purpose of the contract was to maintain the level of smallpox antiviral preparedness in the Strategic Stockpile. Based on prior product delivery activity, and current FDA-approved shelf life of oral TPOXX®, the Company estimates that the remaining options under the 19C BARDA Contract for 363,000 courses of oral TPOXX® (value of $112.5 million) and 32,000 courses of IV FDP (value of $25.6 million) would need to be exercised in 2024 in order to approximately maintain historical stockpile levels of unexpired TPOXX® treatment in the Strategic Stockpile.

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

In March 2023, the Company fulfilled the firm commitment by delivering $5.1 million of oral TPOXX® to the DoD, and recognized the related revenue.  Additionally, in March 2023 the DoD exercised the $5.5 million option in DoD Contract #2 for the procurement of oral TPOXX® and the Company delivered these courses to the DoD in the fourth quarter of 2023.

In February 2024, DoD Contract #2 was amended and approximately $1 million of oral TPOXX® was ordered by the DoD.

International Procurement Contracts

In 2023, the Company has delivered, and received acceptance for, approximately $21.3 million of oral TPOXX® to five European countries, one Middle Eastern country, and one Asia Pacific country. In the first two months of 2024 ending February 29, 2024, the Company delivered an additional approximately $7 million of oral TPOXX® to six countries in Europe, completing greater than 95% of deliveries under the $18 million of firm commitment orders from 13 countries under the European Commission’s DG HERA (Health Emergency Preparedness and Response Authority) joint procurement mechanism, which was announced by the Company in October 2022. Additionally, $0.7 million of oral TPOXX® was delivered to the Canada Department of National Defence ("CDND") in February 2024. These deliveries were made in connection with orders and contracts under the International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian Medical Technologies, Inc. ("Meridian") is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.

In addition to the above-mentioned orders and deliveries, the Company has a contract with the CDND under which the CDND has an option until December 31, 2025, exercisable at its sole discretion, for the purchase of up to an additional $6.7 million of oral TPOXX®. As an international contract, this contract is also administered under the International Promotion Agreement. The contract with the CDND (the "Canadian Military Contract"), issued in April of 2020 and subsequently amended, is option-based and initially specified that the CDND would purchase up to $14 million of oral TPOXX® if all options were exercised.

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

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract ultimately valued at approximately $27 million from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract").  As of December 31, 2023, the Company invoiced the full amount of available funding. As of December 31, 2023, there is no remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract. Revenue from the performance obligation under the PEP Label Expansion R&D Contract was recognized over time using an input method using costs incurred to date relative to total estimated costs at completion.

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

Due to the nature of the work required to be performed on many of our performance obligations for which revenue is recognized over time, the estimation of total revenue and costs to satisfy the obligations may be complex, subject to many variables and requires significant judgment. The consideration associated with these types of performance obligations is considered variable. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur and when any uncertainty associated with variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our historical and anticipated performance, external factors, trends and all other information (historical, current and forecasted) that is reasonably available to us.

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

Results of Operations for the Years ended December 31, 2023 and 2022

Revenues from product sales and supportive services for the years ended December 31, 2023 and 2022 were $130.7 million and $86.7 million, respectively. Such revenues for the year ended December 31, 2023 include $97.9 million of oral TPOXX® sales to the U.S. Government under the 19C BARDA Contract; $21.3 million related to international sales of oral TPOXX®; and approximately $10.7 million of oral TPOXX® sales to the DoD. Such revenues for the year ended December 31, 2022 include $71.0 million related to international sales of oral TPOXX®; $7.5 million of oral TPOXX® sales to the DoD; and approximately $7.2 million of sales of IV TPOXX® to the U.S. Government under the 19C BARDA Contract.

Revenues from research and development activities for the years ended December 31, 2023 and 2022, were $9.2 million and $24.1 million, respectively. These revenues are mostly earned in connection with performance of research and development activities under the PEP Label Expansion R&D Contract and 19C BARDA Contract. The decrease of $14.9 million of revenue is primarily related to a decrease in clinical trial activity.

Cost of sales and supportive services for the years ended December 31, 2023 and 2022 were $17.8 million and $10.4 million, respectively. Such costs in 2023 were primarily associated with increases in the manufacture and delivery of oral TPOXX® courses to the U.S. Government and various international countries. Such costs in 2022 were primarily associated with the manufacture and delivery of oral TPOXX® courses to various international countries and approximately $4.4 million of costs for the manufacture and delivery of IV TPOXX®.

Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 were $22.0 million and $35.1 million, respectively. The decrease of $13.1 million mostly reflects a decrease in promotion fees to Meridian as international sales decreased from approximately $71 million in 2022 (in response to the mpox outbreak) to approximately $21 million in 2023, partially offset by higher professional fees.

Research and development expenses were $16.4 million for the year ended December 31, 2023, a decrease of approximately $6.1 million from the $22.5 million incurred during the year ended December 31, 2022. The decrease is mostly attributable to lower direct vendor-related expenses incurred in connection with clinical activity, partially offset by an increase in regulatory costs associated with EMA regulatory submissions and related activities.

Changes in the fair value of the liability classified warrant to acquire common stock were recorded within the income statement. The warrant was fully exercised during the year ended December 31, 2022. For the year ended December 31, 2023, we recorded no activity. For the year ended December 31, 2022, we recorded a gain of approximately $0.4 million, reflecting a decrease in the fair value of the liability-classified warrant primarily due to the decrease in our stock price.

Other income, net for the years ended December 31, 2023 and 2022 was $4.2 million and $1.0 million, respectively. The increase relates to interest income earned on cash and cash equivalents at rates that are substantially higher in 2023 in comparison to 2022.

For the year ended December 31, 2023, we recognized a tax provision of $19.7 million on pre-tax income of $87.8 million. Our effective tax rate for the year ended December 31, 2023 was 22.5% and differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), shortfalls on stock-based compensation, and state and local taxes.

For the year ended December 31, 2022, we recognized a tax provision of $10.2 million on pre-tax income of $44.1 million. Our effective tax rate for the year ended December 31, 2022 was 23.2% and differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), and state and local taxes.

Liquidity and Capital Resources

As of December 31, 2023, we had $150.1 million in cash and cash equivalents, compared with $98.8 million at December 31, 2022. We believe that our liquidity and capital resources will be sufficient to meet our anticipated requirements for at least the next twelve months from the issuance of these financial statements.

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

Net cash provided by operations for the years ended December 31, 2023 and 2022 was $94.8 million and $41.6 million, respectively.  For the year ended December 31, 2023, the receipt of substantially all of the $45 million of accounts receivable as of December 31, 2022, the receipt of approximately $111 million of 2023 product sales of oral TPOXX®, as well as approximately $10 million received in connection with IV BDS deferred revenue was partially offset by the use of cash to proactively build inventory, and for operating activities. For the year ended December 31, 2022, the receipt of approximately $80 million for the product delivery and acceptance of oral TPOXX® courses delivered to the Strategic Stockpile in December 2021, as well as the receipt of approximately $27 million in connection with 2022 product deliveries and advance payments were partially offset by the payment of $31 million of federal and state income taxes; an increase in inventory investment in connection with broadening of the customer base for TPOXX® and mitigation of increasing general supply chain risks; and costs in relation to customary operating activities.

On December 31, 2023 and 2022, our accounts receivable balance was approximately $21.1 million (which includes approximately $10.3 million of unbilled receivables) and $45.4 million, respectively. Our accounts receivable balance as of December 31, 2023 primarily reflects sales of oral TPOXX® to the U.S. Government under the 19C BARDA Contract as well as various international countries, of which approximately $11.2 million was received by the Company through the end of February 2024. The remaining amounts of the receivable balance are expected to be collected during the first or second quarter of 2024. Our accounts receivable balance as of December 31, 2022 primarily reflected sales of oral TPOXX® to various international countries, of which approximately $35 million was received by the Company in February 2023. The remaining amounts of the receivable balance were collected during the second quarter of 2023.

Investing Activities

We used $21,686 for capital expenditures for the year ended December 31, 2023. For the year ended December 31, 2022, there were no cash-related activities.

Financing Activities

Cash used in financing activities for the years ended December 31, 2023 and 2022 was $43.4 million and $46.0 million, respectively. For the year ended December 31, 2023, we paid a special dividend of approximately $32.1 million. In addition, we purchased approximately 1.7 million shares of common stock for approximately $11.0 million. For the year ended December 31, 2022, we paid a special dividend of approximately $32.9 million. In addition, we purchased approximately 1.8 million shares of common stock for approximately $13.0 million.

Future Cash Requirements

As of December 31, 2023, we have outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $14.8 million.

On March 12, 2024, the Board of Directors declared a special dividend of $0.60 per share on the common stock of the Company. The special dividend is payable on April 11, 2024 to shareholders of record at the close of business on March 26, 2024.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SIGA Technologies, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company’s revenue was $139.9 million for the year ended December 31, 2023. The Company’s performance obligations are satisfied at a point in time or over time as work progresses. As disclosed by management, revenue connected with performance obligations related to product delivery and supportive services are recognized at a point in time. The Company’s revenue related to current research and development performance obligations is recognized over time, because the customer simultaneously receives and consumes the benefits provided by the services as the Company performs these services. Management recognizes revenue related to these services based on the progress toward complete satisfaction of the performance obligation and measures this progress under an input method, which is based on the Company’s cost incurred relative to total estimated costs.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue at the transaction price once the performance obligations are satisfied. These procedures also included, among others (i) testing the completeness, accuracy and occurrence of product sales and supportive services revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, invoices, shipping and delivery documents and subsequent cash receipts; (ii) for research and development revenue, testing management’s process for determining the estimated costs to completely satisfy each performance obligation for a sample of contracts by (a) comparing the underlying cost estimates to approved contracts or modifications; (b) comparing the underlying transaction price to original contracts or modifications; and (c) testing actual costs incurred and their eligibility for billing under the respective contracts; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2023.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 12, 2024

We have served as the Company’s auditor since 1997.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

As of

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$150,145,844	$98,790,622
Accounts receivable	21,130,951	45,406,960
Inventory	64,218,337	39,273,090
Prepaid expenses and other current assets	3,496,028	2,315,672
Total current assets	238,991,160	185,786,344

Property, plant and equipment, net	1,331,708	1,848,314
Deferred tax asset, net	11,048,118	6,250,385
Goodwill	898,334	898,334
Other assets	2,083,535	252,546
Total assets	$254,352,855	$195,035,923
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,456,316	$3,355,268
Accrued expenses and other current liabilities	10,181,810	6,304,061
Deferred IV TPOXX® revenue	20,788,720	10,548,720
Income tax payable	21,690,899	1,309,672
Total current liabilities	54,117,745	21,517,721
Other liabilities	3,376,203	3,358,160
Total liabilities	57,493,948	24,875,881
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,091,616 and 72,675,190 issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	7,109	7,268
Additional paid-in capital	235,795,420	233,957,767
Accumulated deficit	(38,943,622)	(63,804,993)
Total stockholders' equity	196,858,907	170,160,042
Total liabilities and stockholders' equity	$254,352,855	$195,035,923

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Years Ended December 31

	2023	2022	2021
Revenues
Product sales and supportive services	$130,668,209	$86,661,583	$126,802,536
Research and development	9,249,011	24,114,027	6,867,918
Total revenues	139,917,220	110,775,610	133,670,454

Operating expenses
Cost of sales and supportive services	17,825,090	10,432,561	16,601,880
Selling, general and administrative	22,043,023	35,117,241	18,033,581
Research and development	16,427,942	22,525,642	9,942,194
Total operating expenses	56,296,055	68,075,444	44,577,655
Operating income	83,621,165	42,700,166	89,092,799
Gain from change in fair value of warrant liability	—	400,663	117,770
Other income, net	4,155,508	1,031,903	101,172
Income before income taxes	87,776,673	44,132,732	89,311,741
Provision for income taxes	(19,707,847)	(10,227,926)	(19,860,975)
Net and comprehensive income	$68,068,826	$33,904,806	$69,450,766
Basic earnings per share	$0.95	$0.46	$0.92
Diluted earnings per share	$0.95	$0.46	$0.91
Weighted average shares outstanding: basic	71,362,209	72,929,550	75,322,194
Weighted average shares outstanding: diluted	71,679,270	73,546,501	76,402,716

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2023, 2022 and 2021

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2020	77,195,704	$7,720	$224,978,430	$(95,192,881)	$—	$129,793,269
Net income				69,450,766		69,450,766
Repurchase of common stock	(3,787,683)	(379)		(26,021,140)		(26,021,519)
Issuance of common stock upon vesting of RSUs	162,876	16	(16)			—
Payment of common stock tendered for employee stock-based compensation tax obligations	(27,295)	(3)	(173,915)			(173,918)
Stock-based compensation			1,265,809			1,265,809
Balances, December 31, 2021	73,543,602	$7,354	$226,070,308	$(51,763,255)	$—	$174,314,407
Net income				33,904,806		33,904,806
Repurchase of common stock	(1,823,738)	(182)		(13,006,149)		(13,006,331)
Issuance of common stock upon vesting of RSUs	132,396	13	(13)			—
Issuance of common stock upon exercise of warrants	824,903	83	6,120,695			6,120,778
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,973)		(12,533)			(12,533)
Cash dividend ($0.45 per share)				(32,940,395)		(32,940,395)
Stock-based compensation			1,779,310			1,779,310
Balances, December 31, 2022	72,675,190	$7,268	$233,957,767	$(63,804,993)	$—	$170,160,042
Net income				68,068,826		68,068,826
Issuance of common stock upon exercise of stock options	8,672					—
Repurchase of common stock (including excise tax)	(1,736,822)	(174)		(11,072,337)		(11,072,511)
Issuance of common stock upon vesting of RSUs	144,576	15	(15)			—
Payment of common stock tendered for employee stock-based compensation tax obligations			(214,794)			(214,794)
Cash dividend ($0.45 per share)				(32,135,118)		(32,135,118)
Stock-based compensation			2,052,462			2,052,462
Balances, December 31, 2023	71,091,616	$7,109	$235,795,420	$(38,943,622)	$—	$196,858,907

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31

	2023	2022	2021
Cash flows from operating activities:
Net income	$68,068,826	$33,904,806	$69,450,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	538,293	517,643	522,368
Gain on change in fair value of warrant liability	—	(400,663)	(117,770)
Stock-based compensation	2,052,462	1,779,310	1,265,809
Write down of inventory, net	579,239	201,472	618,771
Deferred income taxes (benefit) provision	(4,797,733)	(3,827,778)	121,446
Changes in assets and liabilities:
Accounts receivable	24,276,009	38,243,490	(80,310,187)
Inventory	(25,524,485)	(19,964,183)	136,369
Prepaid expenses and other assets	(3,011,346)	171,811	48,963
Accounts payable, accrued expenses and other liabilities	1,996,838	1,533,804	1,470,614
Income tax payable	20,381,228	(17,897,370)	18,287,487
Deferred IV TPOXX® revenue	10,240,000	7,348,720	—
Net cash provided by operating activities	94,799,331	41,611,062	11,494,636
Cash flows from investing activities:
Capital expenditures	(21,686)	—	(50,620)
Cash used in investing activities	(21,686)	—	(50,620)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(214,794)	(12,533)	(173,918)
Repurchase of common stock	(11,072,511)	(13,006,331)	(26,021,519)
Payment of dividend	(32,135,118)	(32,940,395)	—
Cash used in financing activities	(43,422,423)	(45,959,259)	(26,195,437)
Net increase/(decrease) in cash and cash equivalents	51,355,222	(4,348,197)	(14,751,421)
Cash and cash equivalents at the beginning of period	98,790,622	103,138,819	117,890,240
Cash and cash equivalents at end of period	$150,145,844	$98,790,622	$103,138,819

Supplemental disclosure of cash flows information:
Non-cash lease right-of-use asset and associated liability	$—	$—	$733,715
Conversion of warrant to common stock	$—	$6,120,778	$—
Issuance of common stock upon cashless exercise	$87,540	$—	$—
Cash income taxes paid, net	$3,500,873	$31,372,881	$1,063,744

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

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

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2023 and 2022, 53% and 16%, respectively, of accounts receivable represent receivables from the U.S. Government. At December 31, 2023, 47% of accounts receivable represent receivables from international sales, which include sales to four European governments and a government in the Asia Pacific region. Collection of receivables from international government sales is coordinated through the International Promotion Agreement with Meridian (see Note 3), under which Meridian invoices and collects payments from international customers and remits such collections, less Meridian's fees, to the Company under a quarterly process specified in the International Promotion Agreement. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2023 and 2022, the Company had no allowance for doubtful accounts.

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

Warrant Liability

The Company accounted for warrants in accordance with the authoritative guidance which requires that free-standing derivative financial instruments with certain cash settlement features be classified as assets or liabilities at the time of the transaction, and recorded at their fair value. Fair value was estimated using model-derived valuations. Any changes in the fair value of the derivative instruments were reported in earnings or loss as long as the derivative contracts were classified as assets or liabilities. During 2022, the warrant was fully exercised and therefore there were no remaining underlying shares as of December 31, 2022.

The following table presents changes in the liability-classified warrant:

Fair Value of liability-classified warrant
Warrant liability at December 31, 2021	$6,521,441
Decrease in fair value of warrant liability	(400,663)
Exercise of warrants	(6,120,778)
Warrant liability at December 31, 2022	$-

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As of December 31, 2023, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: five performance obligations relate to research and development services; and five relate to manufacture and delivery of product.

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

The nature of the work required to be performed on many of the Company’s performance obligations and the estimation of total revenue and cost at completion may be complex, subject to many variables and require significant judgment. The consideration associated with research and development services is variable as the total amount of services to be performed has not been finalized. The Company estimates variable consideration as the most likely amount to which it expects to be entitled. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur and when any uncertainty associated with variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our historical and anticipated performance, external factors, trends and all other information (historical, current and forecasted) that is reasonably available to us.

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

Contract Balances. The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of December 31, 2023, the accounts receivable balance in the balance sheet includes approximately $10.3 million of unbilled receivables. This amount primarily relates to international sales that are billed under the terms specified in the International Promotion Agreement with Meridian. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the year ended December 31, 2023, the Company recognized revenue of $0.1 million that was included in deferred revenue at the beginning of the period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. As of December 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations was $92.1 million. The Company expects to recognize this amount as revenue within the next three years as the specific timing for satisfying the performance obligations is subjective and is often outside the Company’s control.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value due to the relatively short maturity of these instruments.

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

There were no transfers between levels of the fair value hierarchy during 2023 or 2022. As of December 31, 2023 and  December 31, 2022, the Company had approximately $95.1 million and less than $0.1 million, respectively, of cash and cash equivalents classified as Level 1 financial instruments. There were no Level 2 financial instruments as of  December 31, 2023. As of the December 31, 2022, the Company had approximately $40.5 million of cash equivalents classified as Level 2 financial instruments. There were no Level 3 financial instruments as of  December 31, 2023 or  December 31, 2022.

For the years ended December 31, 2023, 2022 and 2021, interest income of $4.2 million, $1.0 million and $0.1 million, respectively, was included in Other income, net on the Consolidated Statements of Operations and Comprehensive Income.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have an impact on our financial statements, but will impact our income tax disclosures.

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of December 31, 2023, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $407.1 million of payments are related to exercised options, and up to approximately $143.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2023, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $22.1 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised to date provide for payments up to approximately $407.1 million. There are exercised options for the following activities: payments up to $337.7 million for the manufacture and delivery of up to 1.1 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.4 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2023, the Company has cumulatively delivered $323.0 million of oral TPOXX® to the Strategic Stockpile, of which $97.9 million was delivered in the fourth quarter of 2023; has cumulatively received $20.5 million for the completed manufacture of IV BDS, of which $20.5 million has been recorded as deferred revenue as of December 31, 2023; and has been cumulatively reimbursed $7.9 million in connection with post-marketing activities for oral and IV TPOXX®. In the first two months of 2024 ended February 29, 2024, approximately $15 million of oral TPOXX® was delivered to the Strategic Stockpile.

Unexercised options specify potential payments up to approximately $143.7 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required. There are options for the following activities: payments of up to $112.5 million for the delivery of oral TPOXX® to the Strategic Stockpile; and payments of up to $25.6 million for the manufacture of courses of IV FDP, of which up to $10.2 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 32,000 courses (as currently defined within the contract) of IV TPOXX®; and three separate IV FDP Options, each providing for 32,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised two of the three IV BDS options and two of the three IV FDP options. If BARDA decides to only exercise the remaining IV BDS Option, then the Company would receive payments up to $10.2 million; alternatively, if BARDA decides to exercise the remaining IV BDS Option and IV FDP Option, then the Company would receive payments up to $25.6 million. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 32,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP.

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the years ended December 31, 2023 and 2022, the Company recognized revenues of $3.0 million and $6.2 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery and therefore at a point in time for the years ended December 31, 2023 and 2022, was $97.9 million and $7.2 million, respectively.

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

In March 2023, the Company fulfilled the firm commitment by delivering $5.1 million of oral TPOXX® to the DoD, and recognized the related revenue. Additionally, in March 2023 the DoD exercised the $5.5 million option in DoD Contract #2 for the procurement of oral TPOXX® and the Company delivered these courses to the DoD in the fourth quarter of 2023 and recognized the related revenue.

In February 2024, DoD Contract #2 was amended and approximately $1 million of oral TPOXX® was ordered by the DoD.

International Procurement Contracts

In 2023, the Company has delivered, and received acceptance for, approximately $21.3 million of oral TPOXX® to five European countries, one Middle Eastern country, and one Asia Pacific country. In the first two months of 2024 ending February 29, 2024, the Company delivered an additional approximately $7 million of oral TPOXX® to six countries in Europe, completing greater than 95% of deliveries under the $18 million of firm commitment orders from 13 countries under the European Commission’s DG HERA (Health Emergency Preparedness and Response Authority) joint procurement mechanism, which was announced by the Company in October 2022. Additionally, $0.7 million of oral TPOXX® was delivered to the Canada Department of National Defence ("CDND") in February 2024. These deliveries were made in connection with orders and contracts under the International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian Medical Technologies, Inc. ("Meridian") is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.

In addition to the above-mentioned orders and deliveries, the Company has a contract with the CDND under which the CDND has an option until December 31, 2025, exercisable at its sole discretion, for the purchase of up to an additional $6.7 million of oral TPOXX®. As an international contract, this contract is also administered under the International Promotion Agreement. The contract with the CDND (the "Canadian Military Contract"), issued in April of 2020 and subsequently amended, is option-based and initially specified that the CDND would purchase up to $14 million of oral TPOXX® if all options were exercised.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the year ended December 31, 2023, the Company recognized $21.3 million of sales in connection with international contracts. During the year ended  December 31, 2022, the Company recognized $71.0 million of sales in connection with international contracts.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract ultimately valued at approximately $27 million from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). As of December 31, 2023, the Company invoiced the full amount of available funding. As of December 31, 2023, there is no remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract. Revenue from the performance obligation under the PEP Label Expansion R&D Contract was recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the years ended December 31, 2023 and 2022, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $6.4 million and $17.9 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Raw materials	$8,061,800	$6,370,581
Work in-process	53,649,859	27,038,845
Finished goods	2,506,678	5,863,664
Inventory	$64,218,337	$39,273,090

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	468,937	449,143
Furniture and fixtures	347,045	347,045
Operating lease right-of-use asset	3,678,647	3,678,647
	6,914,657	6,894,863
Less-accumulated depreciation	(5,582,949)	(5,046,549)
Property, plant and equipment, net	$1,331,708	$1,848,314

Depreciation and amortization expense on property, plant, and equipment was $0.5 million for each of the years ended December 31, 2023, 2022, and 2021.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2023	December 31, 2022
Inventory	$3,300,985	$31,160
Compensation	2,792,874	2,378,035
Other	2,659,608	1,277,779
Lease liability, current portion	564,009	528,170
Professional fees	445,653	536,997
Research and development vendor costs	418,681	1,551,920
Accrued expenses and other current liabilities	$10,181,810	$6,304,061

7. Per Share Data

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	Year Ended December 31,
	2023	2022	2021
Net income for basic earnings per share	$68,068,826	$33,904,806	$69,450,766
Less: Change in fair value of warrants	—	400,663	117,770
Net income, adjusted for change in fair value of warrants for diluted earnings per share	$68,068,826	$33,504,143	$69,332,996
Weighted-average shares	71,362,209	72,929,550	75,322,194
Effect of potential common shares	317,061	616,951	1,080,522
Weighted-average shares: diluted	71,679,270	73,546,501	76,402,716
Earnings per share: basic	$0.95	$0.46	$0.92
Earnings per share: diluted	$0.95	$0.46	$0.91

For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, weighted-average diluted shares include the dilutive effect of in-the-money options and stock-settled RSUs. For the years ended December 31, 2022 and December 31, 2021, the diluted earnings per share calculation also reflects the effect of the exercise or assumed exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. The dilutive effect of warrants, stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the years ended December 31, 2023, 2022 and 2021 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. For the years ended December 31, 2023, 2022 and 2021, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share was 32,660, 17,388, and 29,873, respectively.

8. Stockholders’ Equity

On December 31, 2023, the Company’s authorized share capital consisted of 620,000,000 shares, of which 600,000,000 are designated common shares and 20,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2023 and 2022, no preferred shares were outstanding or issued.

On August 2, 2021, the Company's Board of Directors authorized a share repurchase program ("Repurchase Authorization") under which the Company could repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the Repurchase Authorization were made from time to time at the Company's discretion. The timing and actual number of shares repurchased depended upon a variety of factors, including: timing of procurement orders under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities. During the year ended  December 31, 2023, the Company repurchased 1.7 million shares of common stock under the Repurchase Authorization for approximately $11.0 million. In addition, during the year ended December 31, 2023, the Company recorded approximately $0.1 million of excise tax associated with the repurchase of common stock.

On December 31, 2023, the Repurchase Authorization expired.

On May 4, 2023, the Board of Directors declared a special dividend of $0.45 per share on the common stock of the Company, which resulted in an overall dividend payment of approximately $32 million. The special dividend was paid on June 1, 2023 to shareholders of record at the close of business on May 16, 2023.

9. Stock Compensation Plans

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

For the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense, including stock options and RSUs, of approximately $2.1 million, $1.8 million and $1.3 million, respectively.

Stock Options

Stock option awards provide holders the right to purchase shares of Common Stock at prices determined by the Compensation Committee, at the time of grant, and must have an exercise price equal to or in excess of the fair market value of the Company’s common stock at the date of grant.

The fair value of options granted is estimated at the date of grant. Expected volatility has been estimated using the historical volatility of the Company's common stock using historical periods equivalent to the options’ expected lives. The expected dividend yield assumption reflects that the Company does not have a recurring dividend program. The risk-free interest rate assumption is based upon observed interest rates for securities with maturities approximating the options’ expected lives. The expected life was estimated based on historical experience and expectation of employee exercise behavior in the future giving consideration to the contractual terms of the award.

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at January 1, 2023 (1)	226,896	$6.58
Granted	25,000	6.07
Exercised	(28,796)	3.04
Canceled/Expired	(28,796)	5.12
Outstanding at December 31, 2023	194,304	$6.51	7.88	$14,266
Vested at December 31, 2023	194,304	$6.51	7.88	$14,266
Exercisable at December 31, 2023	194,304	$6.51	7.88	$14,266

(1) Balances as of January 1, 2023 differ from those as of December 31, 2022 presented in the Company's 2022 Form 10-K due to the special dividend paid during 2023. In connection with the dividend, the number of options and the weighted average exercise price were adjusted pursuant to the terms of the Company's 2010 Plan.

As of December 31, 2023, there is no remaining unrecognized stock-based compensation cost related to stock options expected to be recognized. The total fair value of stock options which vested during the years ended December 31, 2023 and 2022 was approximately $123,000 and $375,000, respectively.

The stock options exercised during the year ended December 31, 2023 had an intrinsic value of less than $0.1 million. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option. There were no stock options exercised during the years ended December 31, 2022 and December 31, 2021.

Restricted Stock Units

RSUs awarded to employees vest on schedules of between one year and three years, and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

		Weighted
		Average
	Number of	Grant-Date
	RSUs	Fair Value
Outstanding at January 1, 2023 (1)	295,705	$8.56
Granted (2)	415,438	6.14
Vested and released	(217,799)	8.77
Canceled/Expired	(7,019)	7.63
Outstanding at December 31, 2023 (2)	486,325	$6.41

(1) includes 30,702 awards which were settled in cash.

(2) includes 59,309 awards which were expected to be settled in cash.

As of December 31, 2023, $1.5 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 0.8 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2023, 2022 and 2021 was $6.14, $9.40 and $6.95 per share, respectively. Based on the grant date, the total fair value of restricted stock and restricted stock units vested and released during the years ended December 31, 2023, 2022 and 2021 was approximately $1.9 million, $1.2 million and $0.9 million, respectively.

10. Income Taxes

The Company's provision (benefit) for income taxes comprises the following:

	For the year ended December 31,
	2023	2022	2021
Current:
Federal	$23,698,658	$13,154,619	$19,211,782
State and local	792,477	897,285	513,753
Foreign	14,445	3,800	13,994
Total current provision	24,505,580	14,055,704	19,739,529
Deferred:
Federal	(4,711,556)	(3,818,283)	89,947
State and local	(86,177)	(9,495)	31,499
Foreign	—	—	—
Total deferred (benefit) provision	(4,797,733)	(3,827,778)	121,446
Total provision	$19,707,847	$10,227,926	$19,860,975

The Company’s deferred tax assets and liabilities comprise the following:

	As of December 31,
	2023	2022
Deferred income tax assets:
State net operating losses	$1,194,814	$1,247,826
Inventory	777,146	336,333
Reserves and accruals	666,772	569,290
Amortization of intangible assets	7,852	24,532
Share-based compensation	506,451	510,058
Fixed Assets	34,546	—
Deferred revenue	2,256,099	66,011
Capitalized R&D	6,198,455	4,194,106
Lease liability	319,074	443,902
Other	514,150	380,162
Deferred income tax assets	12,475,359	7,772,220
Less: valuation allowance	(943,903)	(985,783)
Deferred income tax assets, net of valuation allowance	$11,531,456	$6,786,437
Deferred income tax liabilities:
Amortization of goodwill	(192,130)	(192,083)
Property, plant and equipment	—	(59,727)
Other	(291,208)	(284,242)
Deferred income tax asset, net	$11,048,118	$6,250,385

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which is inherently uncertain. The Company assesses all available positive and negative evidence to determine if its existing deferred tax assets are realizable on a more-likely-than-not basis. In making such assessment, the Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on the Company's generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences. As of December 31, 2023, the Company maintains a full valuation on its state and local net operating losses which the Company determined were not realizable on a more-likely-than-not basis. The Company's valuation allowance decreased by approximately $42,000 during the year ended December 31, 2023.

The benefit for income taxes differs from the expected amount calculated by applying the Company's statutory rate to the income or loss before benefit for income taxes as follows:

	As of December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local taxes	0.1%	1.6%	0.5%
Change in fair value of common stock warrant	—	(0.2)%	—
Section 162(m) limitation	0.4%	0.7%	0.5%
Other	1.0%	0.1%	0.2%
Effective tax rate	22.5%	23.2%	22.2%

For the years ended December 31, 2023 and 2022, the Company’s effective tax rate differs from the statutory rate of 21% primarily as a result of certain permanent differences including non-deductible executive compensation under IRC Section 162(m), shortfalls from stock-based compensation, and state and local taxes. For the year ended December 31, 2021, the Company's effective tax rate differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), a non-taxable adjustment for the fair market value of the Warrant, and state and local taxes.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the year ended December 31,
	2023	2022	2021
Balance at beginning of year	$5,103,548	$5,602,587	$5,591,587
Tax positions related to the current and prior years:
Additions	—	—	11,000
Reductions	(17,096)	(68,792)	—
Settlements	—	—	—
Lapses in applicable statutes of limitation	(4,842)	(430,247)	—
Balance at the end of the year	$5,081,610	$5,103,548	$5,602,587

Included in the balance of unrecognized tax benefits as of December 31, 2023, are potential benefits of $5.1 million that, if recognized, would affect the effective tax rate. The total amount accrued for interest and penalties as of  December 31, 2023 and  December 31, 2022, was $214,000 and $72,000, respectively. For the years ended  December 31, 2023 and  December 31, 2022, the Company recorded an income tax expense of $142,000 and an income tax benefit of $23,000, respectively, related to the accrual of interest and penalties. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease within twelve months from December 31, 2023.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The federal tax years open to examination are 2020 to 2023. The Company's state and local tax years that are open to tax examination are generally 2019 to 2023.

11. Revenues by Geographic Region

Revenues by geographic region were as follows:

	For the year ended December 31,
	2023	2022	2021
United States	$118,650,253	$39,803,888	$120,656,294

International
Asia-Pacific	966,633	14,853,233	—
Canada	—	38,875,657	13,014,160
Europe, Middle East and Africa (EMEA)	20,300,334	16,270,033	—
Other	—	972,799	—
Total International	21,266,967	70,971,722	13,014,160

Total revenues	$139,917,220	$110,775,610	$133,670,454

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

Operating lease costs totaled $0.6 million for each of the years ended December 31, 2023 and 2022. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.7 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the weighted-average remaining lease term of the Company’s operating leases was 2.87 years while the weighted-average discount rate was 4.53%.

The following is a maturity analysis of the Company's lease liabilities as of December 31, 2023:

2024	$622,638
2025	406,994
2026	409,971
2027	165,916
Total undiscounted cash flows under operating leases	1,605,519
Less: Imputed interest	(113,642)
Present value of lease liabilities	$1,491,877

As of December 31, 2023, approximately $0.9 million of the lease liability is included in Other liabilities on the consolidated balance sheet with the current portion included in accrued expenses.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of December 31, 2023, the Company has approximately $14.8 million of purchase commitments associated with manufacturing obligations.

13. Related Party Transactions

Board of Directors and Outside Counsel

A former member of the Company’s Board of Directors who did not stand for re-election at the Company's 2021 annual meeting of stockholders is a partner at a law firm previously used by the Company. The Company did not incur any expenses related to services provided by the outside counsel during the year ended December 31, 2023 or  December 31, 2022. During the year ended December 31, 2021, the Company incurred expenses of approximately $0.1 million related to services provided by the outside counsel. The Company had no outstanding payables or accrued expenses related to services performed by the outside counsel as of December 31, 2023 and 2022.

Effective June 13, 2023, a director was elected to the Company's Board of Directors who provides consulting services to the Company. Under a consulting agreement, the director receives a monthly fee of $20,000. During the year ended December 31, 2023, the Company incurred $240,000, respectively, under this agreement. The Company had no outstanding payables or accrued expenses related to the services performed by this vendor as of December 31, 2023.

Real Estate Leases

On May 26, 2017, the Company and M&F Incorporated entered into the New HQ Lease, pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the year ended December 31, 2023, the Company paid $0.4 million for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of December 31, 2023 and 2022.

14. Subsequent Event

On March 12, 2024, the Board of Directors declared a special dividend of $0.60 per share on the common stock of the Company. The special dividend is payable on April 11, 2024 to shareholders of record at the close of business on March 26, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 in accordance with the framework on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Item 9B. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

With the exception of the information incorporated by reference from our Proxy Statement for our 2024 Annual Meeting of Stockholders ("2024 Proxy Statement") in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2024 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10. Directors, Executive Officers, and Corporate Governance

The information concerning our directors required by this Item is incorporated by reference to the sub-section titled “Proposals to be Voted on at the Meeting – Proposal 1: Election of Directors” in our 2024 Proxy Statement.

The information concerning our executive officers required by this Item is incorporated by reference to the sub-section titled "Management – Executive Officers" in our 2024 Proxy Statement.

The information concerning the audit committee of our board of directors and the audit committee financial expert required by this Item is incorporated by reference to the information included in the sub-section titled "Board of Directors – Committees of the Board of Directors" in our 2024 Proxy Statement.

The information concerning our Code of Ethics and Business Conduct for senior management required by this Item is incorporated by reference to the sub-section titled "Board of Directors – Code of Ethics" in our 2024 Proxy Statement.

If applicable, the information concerning any delinquent filings required by this Item is incorporated by reference to the information included in the section titled “Delinquent Section 16(a) Reports” in our 2024 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections titled “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” in our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in our 2024 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Restricted Stock Units (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Restricted Stock Units	Number of Securities Available for Future Issuance under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	680,629	$6.44	3,427,112
Equity compensation plans not approved by security holders	—	—	—
Total	680,629	$6.44	3,427,112

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section titled "Transactions with Related Parties" in our 2024 Proxy Statement.

The information required by this Item concerning director independence is incorporated by reference to the sub-section titled "Board of Directors – Director Independence" in our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the section titled "Fees Billed by PricewaterhouseCoopers, LLP" in our 2024 Proxy Statement.

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

10(nn)	Amendment of Solicitation/Modification of Contract 0004, dated February 4, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 6, 2020).

10(oo)	Amendment of Solicitation/Modification of Contract 0005, dated April 29, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020).

10(pp)	Amendment of Solicitation/Modification of Contract 00021, dated July 2, 2020, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2020).

10(qq)	Amendment of Solicitation/Modification of Contract 00019, dated July 20, 2020, to Agreement, dated May 13, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2020).

10(rr)	Third Amended and Restated Employment Agreement, dated January 20, 2021, between SIGA Technologies, Inc. and Robin E. Abrams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 22, 2021).*

10(ss)	Amendment of Solicitation/Modification of Contract 0007, dated September 8, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2021).

10(tt)	Amendment of Solicitation/Modification of Contract 00006, dated April 29, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(uu)	Amendment of Solicitation/Modification of Contract 00008, dated December 9, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(vv)	Amendment of Solicitation/Modification of Contract 00020, dated November 8, 2021, to Agreement, dated May 13, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(ww)	Amendment of Solicitation/Modification of Contract 00022, dated November 8, 2021, to Agreement, dated June 1, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(xx)	Amendment of Solicitation/Modification of Contract 000023, dated February 15, 2022, to Agreement, dated June 1, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 5, 2022).

10(yy)	Amendment of Solicitation/Modification of Contract 00009, dated January 27, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(zz)	Amendment of Solicitation/Modification of Contract 00010, dated March 29, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(aaa)	Amendment of Solicitation/Modification of Contract 000011, dated July 26, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(bbb)	Amendment of Solicitation/Modification of Contract 000012, dated August 5, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(ccc)	Amendment of Solicitation/Modification of Contract 000021, dated September 28, 2022, to Agreement, dated May 13, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(ddd)	Amendment of Solicitation/Modification of Contract 000022, dated September 29, 2022, to Agreement, dated May 13, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(eee)	Transition Agreement, dated January 13, 2023, between SIGA Technologies, Inc. and Phillip Louis Gomez, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 17, 2023).*

10(fff)	Amended and Restated Transition Agreement, dated July 26, 2023, between SIGA Technologies, Inc. and Phillip Louis Gomez, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed July 28, 2023).*

10(ggg)	Proposal for the Amendment of the Employment Agreement with Dennis E. Hruby (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2023).*

10(hhh)	Amendment of Solicitation/Modification of Contract 00013, dated July 27, 2023, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2023).

10(iii)	Employment Agreement, dated July 26, 2023, between SIGA Technologies, Inc. and Dr. Jay K. Varma (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2023).*

10(jjj)	Amendment of Solicitation/Modification of Contract 000024, dated September 21, 2023, to Agreement, dated June 1, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2023).

10(kkk)	Amendment to the Amended and Restated Transition Agreement, dated January 1, 2024, between SIGA Technologies, Inc. and Phillip Louis Gomez, III (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 2, 2024).*

10(lll)	Employment Agreement, dated January 19, 2024, between SIGA Technologies, Inc. and Diem Nguyen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 22, 2024).*

10(mmm)	Amendment of Solicitation/Modification of Contract 00014, dated October 18, 2023, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable).

10(nnn)	Amendment of Solicitation/Modification of Contract 00015, dated February 9, 2024, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

97.1	SIGA Technologies, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline Taxonomy Extension Schema Document

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline Taxonomy Extension Labels Linkbase Document

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 12, 2024	By:	/s/ Diem Nguyen, Ph.D.
Diem Nguyen, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Diem Nguyen, Ph.D.		March 12, 2024
Diem Nguyen, Ph.D.	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 12, 2024
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jaymie Durnan
Jaymie Durnan	Director	March 12, 2024

/s/ Harold E. Ford, Jr.
Harold E. Ford, Jr.	Director	March 12, 2024

/s/ Evan Knisely
Evan Knisely	Director	March 12, 2024

/s/ Joseph Marshall
Joseph Marshall	Director	March 12, 2024

/s/ Gary J. Nabel
Gary J. Nabel	Director	March 12, 2024

/s/ Julian Nemirovsky
Julian Nemirovsky	Director	March 12, 2024

/s/ Holly L. Phillips
Holly L. Phillips	Director	March 12, 2024

/s/ Jay K. Varma
Jay K. Varma	Director	March 12, 2024