Form 10-Q
period 2024-03-31
SIGA TECHNOLOGIES INC
filed 2024-05-07
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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

As of April 19, 2024, the registrant had outstanding 71,122,516 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$143,868,648	$150,145,844
Accounts receivable	18,127,180	21,130,951
Inventory	63,721,788	64,218,337
Prepaid expenses and other current assets	2,174,993	3,496,028
Total current assets	227,892,609	238,991,160

Property, plant and equipment, net	1,193,237	1,331,708
Deferred tax asset, net	11,011,668	11,048,118
Goodwill	898,334	898,334
Other assets	2,149,482	2,083,535
Total assets	$243,145,330	$254,352,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,523,350	$1,456,316
Accrued expenses and other current liabilities	6,122,929	10,181,810
Dividend Payable	42,673,509	—
Deferred IV TPOXX® revenue	20,788,720	20,788,720
Income tax payable	2,703,690	21,690,899
Total current liabilities	74,812,198	54,117,745

Other liabilities	3,342,927	3,376,203
Total liabilities	78,155,125	57,493,948
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,122,516 and 71,091,616, issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	7,112	7,109
Additional paid-in capital	236,766,447	235,795,420
Accumulated deficit	(71,783,354)	(38,943,622)
Total stockholders’ equity	164,990,205	196,858,907
Total liabilities and stockholders’ equity	$243,145,330	$254,352,855

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenues
Product sales and supportive services	$23,878,677	$5,702,515
Research and development	1,551,178	2,620,510
Total revenues	25,429,855	8,323,025

Operating expenses
Cost of sales and supportive services	3,225,314	1,150,187
Selling, general and administrative	7,875,773	4,235,108
Research and development	3,053,369	5,046,036
Total operating expenses	14,154,456	10,431,331
Operating income/(loss)	11,275,399	(2,108,306)
Other income, net	1,942,437	890,629
Income/(Loss) before income taxes	13,217,836	(1,217,677)
(Provision)/Benefit for income taxes	(2,940,496)	299,422
Net and comprehensive income/(loss)	$10,277,340	$(918,255)
Basic income/(loss) per share	$0.14	$(0.01)
Diluted income/(loss) per share	$0.14	$(0.01)
Weighted average shares outstanding: basic	71,093,653	72,197,038
Weighted average shares outstanding: diluted	71,562,996	72,197,038

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income/(loss)	$10,277,340	$(918,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	138,471	131,121
Stock-based compensation	1,130,010	408,730
Deferred income taxes, net	36,450	(483,425)
Changes in assets and liabilities:
Accounts receivable	3,003,771	33,090,256
Inventory	1,512,118	(3,304,697)
Prepaid expenses and other assets	239,518	(1,431,530)
Accounts payable, accrued expenses and other liabilities	(3,468,684)	(3,070,721)
Income tax payable	(18,987,210)	25,639
Net cash (used in)/provided by operating activities	(6,118,216)	24,447,118
Cash flows from investing activities:
Capital expenditures	—	—
Cash used in investing activities	—	—
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(158,980)	—
Repurchase of common stock	—	(7,557,057)
Cash used in financing activities	(158,980)	(7,557,057)
Net (decrease)/increase in cash and cash equivalents	(6,277,196)	16,890,061
Cash and cash equivalents at the beginning of period	150,145,844	98,790,622
Cash and cash equivalents at end of period	$143,868,648	$115,680,683

Supplemental disclosure of non-cash financing activities:
Issuance of common stock	$417,000	$—

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company's 2023 Annual Report on Form 10-K filed on March 12, 2024 (the "2023 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2023 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2023 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. The Company accounts for shipping and handling activities as fulfillment costs rather than as an additional promised service. As of March 31, 2024, the Company's active contractual performance obligations consist of the following: four performance obligations relate to research and development services; and four relate to manufacture and delivery of product. The material performance obligations are referenced in Note 3. The aggregate amount of the transaction price allocated to current performance obligations as of  March 31, 2024 was $68.7 million. Current performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. With respect to current obligations related to the manufacture and delivery of product, the Company expects such obligations to be recognized as revenues within the next 24 months. With respect to the performance obligations related to research and development services, the Company expects such obligations to be recognized as revenue within the next four years as the specific timing for satisfying performance obligations is subjective and at times outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  March 31, 2024, the accounts receivable balance in the condensed balance sheet includes approximately $16.8 million of unbilled receivables. This amount includes international sales that are billed under the terms specified in the International Promotion Agreement with Meridian Medical Technologies, LLC (“Meridian”). Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the three months ended March 31, 2024, the Company recognized approximately $0.5 million of revenue that was included in deferred revenue at the beginning of the period.

Recent Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (“CODM”). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows and financial condition.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of March 31, 2024, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $407.1 million of payments are related to exercised options, and up to approximately $143.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2024, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $23.0 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of  March 31, 2024, provide for payments up to approximately $407.1 million. As of  March 31, 2024, there are exercised options for the following activities: payments up to $337.7 million for the manufacture and delivery of up to 1.1 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.5 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2024, the Company has cumulatively delivered $337.7 million of oral TPOXX® to the Strategic Stockpile, of which approximately $15 million was delivered in the first quarter of 2024; has cumulatively received $20.5 million for the completed manufacture of IV BDS, of which $20.5 million has been recorded as deferred revenue as of  March 31, 2024; and has been cumulatively reimbursed $8.2 million in connection with post-marketing activities for oral and IV TPOXX®.

Unexercised options specify potential payments up to approximately $143.7 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required. The remaining unexercised options specify potential payments for the following activities: payments of up to $112.5 million for the delivery of oral TPOXX® to the Strategic Stockpile; and payments of up to $25.6 million for the manufacture of courses of IV FDP, of which up to $10.2 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 32,000 courses (as currently defined within the contract) of IV TPOXX®; and three separate IV FDP Options, each providing for 32,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised two of the three IV BDS options and two of the three IV FDP options. If BARDA decides only to exercise the remaining IV BDS Option, then the Company would receive payments up to $10.2 million; alternatively, if BARDA decides to exercise the remaining IV BDS Option and IV FDP Option, then the Company would receive payments up to $25.6 million. BARDA may also decide not to exercise either remaining option. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 32,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP.

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended March 31, 2024 and 2023, the Company recognized revenues of $1.6 million and $1.6 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for the three months ended March 31, 2024 was $14.7 million. No revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for three months ended March 31, 2023.

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

In March 2023, the Company fulfilled the firm commitment by delivering $5.1 million of oral TPOXX® to the DoD, and recognized the related revenue. Additionally, in March 2023, the DoD exercised the $5.5 million option in DoD Contract #2 for the procurement of oral TPOXX® and the Company delivered these courses to the DoD in the fourth quarter of 2023 and recognized the related revenue.

In February 2024, DoD Contract #2 was amended and approximately $1 million of oral TPOXX® was ordered by the DoD, with delivery fulfilled in the first quarter of 2024.

International Procurement Contracts

In the first quarter of 2024, the Company delivered approximately $7 million of oral TPOXX® to seven European countries, substantially completing deliveries under the $18 million of firm commitment orders from 13 countries under the European Commission’s DG HERA (Health Emergency Preparedness and Response Authority) joint procurement mechanism, which was announced by the Company in October 2022. Additionally, $0.7 million of oral TPOXX® was delivered to the Canada Department of National Defence ("CDND") in the first quarter of 2024. These deliveries were made in connection with orders and contracts under the International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.

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

Under the terms of the International Promotion Agreement, which has an initial term that expires on May 31, 2024, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA retains ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, also retains sales and marketing rights with respect to oral TPOXX®. SIGA’s consent is required prior to the entry by Meridian into any sales arrangement pursuant to the International Promotion Agreement.

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

On March 27, 2024, SIGA and Meridian entered into an amendment (the “Amendment”) to the International Promotion Agreement.  The changes to the International Promotion Agreement contemplated by the Amendment are effective as of June 1, 2024.  Under the terms of the International Promotion Agreement, as amended (the “Amended International Promotion Agreement”), the Company will assume primary responsibility for the advertising, promotion and sale of oral TPOXX® in all geographic regions.  Meridian will retain limited, non-exclusive rights to continue to advertise, promote, offer for sale and sell oral TPOXX® in the European Economic Area, Australia, Japan, Switzerland and the United Kingdom (collectively, the “New Territory”).  Meridian will also continue to perform non-promotional activities under specified existing contracts with third parties providing for the sale of oral TPOXX®.  The Amended International Promotion Agreement provides that Meridian is entitled to receive a reduced promotion fee equal to a high single digit percentage of collected proceeds (whether collected by Meridian or the Company), net of certain expenses, of sales of oral TPOXX® in the New Territory in the field of use specified in the Amended International Promotion Agreement.  The Amended International Promotion Agreement has a fixed term that expires on May 31, 2026, with no automatic renewal.

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the three months ended March 31, 2024, the Company recognized approximately $8.0 million of sales in connection with international contracts. During the three months ended March 31, 2023, the Company did not recognize any revenue related to international contracts.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract ultimately valued at approximately $27 million from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). As of December 31, 2023, the Company invoiced the full amount of available funding, and there is no remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract. Revenue from the performance obligation under the PEP Label Expansion R&D Contract was recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. The Company did not recognize any revenue for the three months ended March 31, 2024 related to the PEP Label Expansion R&D Contract. For the three months ended March 31, 2023, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $1.4 million on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Raw materials	$1,596,579	$8,061,800
Work in-process	57,886,954	53,649,859
Finished goods	4,238,255	2,506,678
Inventory	$63,721,788	$64,218,337

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	468,937	468,937
Furniture and fixtures	347,045	347,045
Operating lease right-of-use assets	3,678,647	3,678,647
	6,914,657	6,914,657
Less – accumulated depreciation and amortization	(5,721,420)	(5,582,949)
Property, plant and equipment, net	$1,193,237	$1,331,708

Depreciation and amortization expense on property, plant, and equipment was $0.1 million for each of the three months ended March 31, 2024 and 2023.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Other	2,095,059	2,477,619
Compensation	1,368,907	2,974,863
Professional fees	1,068,513	445,653
Inventory	641,606	3,300,985
Lease liability, current portion	503,470	564,009
Research and development vendor costs	445,374	418,681
Accrued expenses and other current liabilities	$6,122,929	$10,181,810

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

There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2024. As of  March 31, 2024 and December 31, 2023, the Company had $96.3 million and $95.1 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 or Level 3 financial instruments as of  March 31, 2024 or December 31, 2023.

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended March 31,
	2024	2023
Net income/(loss) for basic earnings per share	$10,277,340	$(918,255)
Weighted-average shares	71,093,653	72,197,038
Effect of potential common shares	469,343	—
Weighted-average shares: diluted	71,562,996	72,197,038
Income/(loss) per share: basic	$0.14	$(0.01)
Income/(loss) per share: diluted	$0.14	$(0.01)

For the three months ended March 31, 2024, weighted-average diluted shares include the dilutive effect of in-the-money options and stock-settled RSUs. The dilutive effect of stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the three months ended March 31, 2024 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. For the three months ended March 31, 2024, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share were 59,312.

For the three months ended March 31, 2023, the Company incurred a loss and as a result, the equity instruments listed below were excluded from the calculation of diluted loss per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

Three Months Ended March 31,
2023
Stock options	209,623
Restricted stock units (1)	295,419

(1) For the three months ended March 31, 2023, the total includes a weighted average of 30,702 units which were settled in cash.

9. Commitments and Contingencies

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of March 31, 2024, the Company had approximately $13.6 million of purchase commitments associated with manufacturing obligations.

10. Related Party Transactions

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year Office Lease agreement (the "New HQ Lease"), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company pays a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During each of the three months ended March 31, 2024 and 2023, the Company paid $0.1 million, respectively, for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of March 31, 2024.

Board of Directors and Outside Consultant

Effective June 13, 2023, a director was elected to the Company's Board of Directors who provides consulting services to the Company. Under a consulting agreement, the director receives a monthly fee of $20,000. During the three months ended March 31, 2024, the Company incurred $60,000 under this agreement. The Company had no outstanding payables or accrued expenses related to the services performed by this vendor as of March 31, 2024.

11. Revenues by Geographic Region

Revenues by geographic region were as follows:

	Three Months Ended March 31,
	2024	2023
United States	$17,450,199	$8,323,025

International
Canada	737,677	—
Europe, Middle East and Africa (EMEA)	7,241,979	—
Total International	7,979,656	—

Total revenues	$25,429,855	$8,323,025

12. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2024 and 2023, we recorded pre-tax income/(losses) of $13.2 million and ($1.2) million, respectively, and a corresponding income tax (provision)/benefit of ($2.9) million and $0.3 million, respectively.

The effective tax rate for the three months ended March 31, 2024 was 22.2% compared to 24.6% for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m).

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

13. Equity

The tables below present changes in stockholders' equity for the three months ended March 31, 2024 and 2023.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2023	71,091,616	$7,109	$235,795,420	$(38,943,622)	$—	$196,858,907
Net income	—	—	—	10,277,340	—	10,277,340
Issuance of common stock	30,900	3	(158,983)	—	—	(158,980)
Cash dividend ($0.60 per share)	—	—	—	(43,117,072)	—	(43,117,072)
Stock-based compensation	—	—	1,130,010	—	—	1,130,010
Balances at March 31, 2024	71,122,516	$7,112	$236,766,447	$(71,783,354)	$—	$164,990,205

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2022	72,675,190	$7,268	$233,957,767	$(63,804,993)	$—	$170,160,042
Net loss	—	—	—	(918,255)	—	(918,255)
Repurchase of common stock (including excise tax)	(1,139,922)	(114)	—	(7,556,943)	—	(7,557,057)
Stock-based compensation	—	—	408,730	—	—	408,730
Balances at March 31, 2023	71,535,268	$7,154	$234,366,497	$(72,280,191)	$—	$162,093,460

On August 2, 2021, the Company's Board of Directors authorized a share repurchase program ("Repurchase Authorization") under which the Company could repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the Repurchase Authorization were made from time to time at the Company's discretion. The timing and actual number of shares repurchased depended on a variety of factors, including: timing of procurement orders under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities. During the three months ended March 31, 2024, the Company did not repurchase any shares. During the three months ended March 31, 2023, the Company repurchased approximately 1.1 million shares of common stock under the Repurchase Authorization for approximately $7.5 million. In addition, during the three months ended March 31, 2023, the Company recorded approximately $0.1 million of excise tax associated with the repurchase of common stock.

On December 31, 2023, the Repurchase Authorization expired.

On March 12, 2024, the Board of Directors declared a special dividend of $0.60 per share on the common stock of the Company, which resulted in an overall dividend payment of approximately $43 million. The special dividend was paid on April 11, 2024 to shareholders of record at the close of business on March 26, 2024.

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

On May 26, 2017, the Company and M&F entered into the New HQ Lease, a ten-year office lease agreement, pursuant to which the Company agreed to lease 3,200 square feet in New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.1 million for each of the three months ended March 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million for each of the three months ended March 31, 2024 and 2023. As of March 31, 2024, the weighted-average remaining lease term of the Company’s operating leases was 2.70 years while the weighted-average discount rate was 4.53%.

Future cash flows under operating leases as of March 31, 2024 are expected to be as follows:

2024	$454,053
2025	406,994
2026	409,971
2027	165,916
Total undiscounted cash flows under leases	1,436,934
Less: Imputed interest	(96,381)
Present value of lease liabilities	$1,340,553

As of March 31, 2024, approximately $0.8 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K filed on March 12, 2024 (the "2023 Form 10-K"). In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors. See the factors set forth under the heading “Forward-Looking Statements” at the end of this Item 2 and in Item 1A. Risk Factors of the 2023 Form 10-K.

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

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company completed an immunogenicity trial and an expanded safety trial in early 2023. The nature and timing of a potential submission of a supplemental New Drug Application to the FDA (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX® will be based on the results of the trials; the Company is currently targeting a Supplemental NDA filing within the next twelve months.

In connection with the 2022 global response to an mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. As of March 31, 2024, there were three currently active randomized, placebo-controlled clinical trials enrolling patients, subject to patient availability, in locations including the United States, the Democratic Republic of Congo ("DRC") and South America. These randomized clinical trials are enrolling patients to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease.

The Company may be able to use data from the trials noted above, as well as from other trials, to pursue a potential label expansion with the FDA for oral TPOXX® as a treatment for mpox. A Supplemental NDA submission for an mpox indication could occur, if at all, as early as 2025. The viability, and timing, of a potential FDA submission for an mpox indication will be impacted by a series of factors, including the magnitude and severity of future mpox cases, the location of future cases, enrollment in clinical trials, and results of randomized, placebo-controlled and observational clinical trials.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of March 31, 2024, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $407.1 million of payments are related to exercised options and up to approximately $143.7 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2024, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.3 million for the delivery of IV FDP to the Strategic Stockpile and $23.0 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue will be recognized as IV FDP containing such IV BDS is delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of March 31, 2024, provide for payments up to approximately $407.1 million. As of March 31, 2024, there are exercised options for the following activities: payments up to $337.7 million for the manufacture and delivery of up to 1.1 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.5 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2024, the Company has cumulatively delivered $337.7 million of oral TPOXX® to the Strategic Stockpile, of which approximately $15 million was delivered in the first quarter of 2024; has cumulatively received $20.5 million for the completed manufacture of IV BDS, of which $20.5 million has been recorded as deferred revenue as of March 31, 2024; and has been cumulatively reimbursed $8.2 million in connection with post-marketing activities for oral and IV TPOXX®.

Unexercised options specify potential payments up to approximately $143.7 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required. The remaining unexercised options specify potential payments for the following activities: payments of up to $112.5 million for the delivery of oral TPOXX® to the Strategic Stockpile; and payments of up to $25.6 million for the manufacture of courses of IV FDP, of which up to $10.2 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA may choose to exercise any, all, or none of these options in its sole discretion. The 19C BARDA Contract includes: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 32,000 courses (as currently defined within the contract) of IV TPOXX®; and three separate IV FDP Options, each providing for 32,000 courses of final drug product of IV TPOXX®. BARDA has the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised two of the three IV BDS options and two of the three IV FDP options. If BARDA decides only to exercise the remaining IV BDS Option, then the Company would receive payments up to $10.2 million; alternatively, if BARDA decides to exercise the remaining IV BDS Option and IV FDP Option, then the Company would receive payments up to $25.6 million. BARDA may also decide not to exercise either remaining option. For each set of options relating to a specific group of courses (for instance, the IV BDS and IV FDP options that reference the same 32,000 courses), BARDA has the option to independently purchase IV BDS or IV FDP. The Company estimates that sales of the IV formulation under this contract (under current terms), assuming the remaining IV FDP Option was exercised, would have a gross margin (sales less cost of sales, as a percentage of sales) that is less than 40%.

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

In March 2023, the Company fulfilled the firm commitment by delivering $5.1 million of oral TPOXX® to the DoD, and recognized the related revenue.  Additionally, in March 2023, the DoD exercised the $5.5 million option in DoD Contract #2 for the procurement of oral TPOXX® and the Company delivered these courses to the DoD in the fourth quarter of 2023.

In February 2024, DoD Contract #2 was amended and approximately $1 million of oral TPOXX® was ordered by the DoD, with delivery fulfilled in the first quarter of 2024.

International Procurement Contracts

In the first quarter of 2024, the Company delivered approximately $7 million of oral TPOXX® to seven European countries, substantially completing deliveries under the $18 million of firm commitment orders from 13 countries under the European Commission’s DG HERA (Health Emergency Preparedness and Response Authority) joint procurement mechanism, which was announced by the Company in October 2022. Additionally, $0.7 million of oral TPOXX® was delivered to the Canada Department of National Defence (“CDND”) in the first quarter of 2024. These deliveries were made in connection with orders and contracts under the International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian Medical Technologies, Inc. (“Meridian”) is the counterparty to international contracts under which orders are placed for the purchase of oral TPOXX®.

In addition to the above-mentioned orders and deliveries, the Company has a contract with the CDND under which the CDND has an option until December 31, 2025, exercisable at its sole discretion, for the purchase of up to an additional $6.7 million of oral TPOXX®. As an international contract, this contract is also administered under the International Promotion Agreement. The contract with the CDND (the “Canadian Military Contract”), issued in April of 2020 and subsequently amended, is option-based and initially specified that the CDND would purchase up to $14 million of oral TPOXX® if all options were exercised.

International Promotion Agreement

Under the terms of the International Promotion Agreement, which has an initial term that expires on May 31, 2024, Meridian was granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian agreed not to commercialize any competing product, as defined in the International Promotion Agreement, in the specified field of use in the Territory. SIGA retains ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, also retains sales and marketing rights with respect to oral TPOXX®. SIGA’s consent is required prior to the entry by Meridian into any sales arrangement pursuant to the International Promotion Agreement.

Sales to international customers pursuant to the International Promotion Agreement are invoiced and collected by Meridian, and such collections are remitted, less Meridian’s fees, to the Company under a quarterly process specified in the International Promotion Agreement. The fee Meridian retains pursuant to the International Promotion Agreement is a specified percentage of the collected proceeds of sales of oral TPOXX®, net of certain expenses, for calendar years in which customer collected amounts net of such expenses are less than or equal to a specified threshold, and a higher specified percentage of such collected net proceeds for calendar years in which such net collected amounts exceed the specified threshold.

On March 27, 2024, SIGA and Meridian entered into an amendment (the “Amendment”) to the International Promotion Agreement.  The changes to the International Promotion Agreement contemplated by the Amendment are effective as of June 1, 2024.  Under the terms of the International Promotion Agreement, as amended (the “Amended International Promotion Agreement”), the Company will assume primary responsibility for the advertising, promotion and sale of oral TPOXX® in all geographic regions. Meridian will retain limited, non-exclusive rights to continue to advertise, promote, offer for sale and sell oral TPOXX® in the European Economic Area, Australia, Japan, Switzerland and the United Kingdom (collectively, the “New Territory”).  Meridian will also continue to perform non-promotional activities under specified existing contracts with third parties providing for the sale of oral TPOXX®.  The Amended International Promotion Agreement provides that Meridian is entitled to receive a reduced promotion fee equal to a high single digit percentage of collected proceeds (whether collected by Meridian or the Company), net of certain expenses, of sales of oral TPOXX® in the New Territory in the field of use specified in the Amended International Promotion Agreement.  The Amended International Promotion Agreement has a fixed term that expires on May 31, 2026, with no automatic renewal.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract ultimately valued at approximately $27 million from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis (“PEP”) of smallpox (such work known as the “PEP Label Expansion Program” and the contract referred to as the “PEP Label Expansion R&D Contract”). As of December 31, 2023, the Company invoiced the full amount of available funding, and there is no remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract. Revenue from the performance obligation under the PEP Label Expansion R&D Contract was recognized over time using an input method using costs incurred to date relative to total estimated costs at completion.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appears in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K. Our most critical accounting estimates include revenue recognition over time and income taxes (including realization of deferred tax assets).

Results of Operations

Three Months Ended March 31, 2024 and 2023

For the three months ended March 31, 2024, revenues from product sales and supportive services were $23.9 million. Such revenues include $14.7 million oral TPOXX® sales to the U.S. Government under the 19C BARDA Contract, $7.6 million oral TPOXX® international sales and approximately $1.1 million oral TPOXX® sales to the DoD. For the three months ended March 31, 2023, revenues from product sales and supportive services were $5.7 million. Such revenues primarily relate to sales of oral TPOXX® to the DoD.

Revenues from research and development activities for the three months ended March 31, 2024 and 2023, were $1.6 million and $2.6 million, respectively. The revenues for the three months ended March 31, 2024, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The revenue for the three months ended March 31, 2023, were mostly earned in connection with performance of research and development activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract. The decrease of $1.0 million of revenue is primarily related to the completion of billable activities under the PEP Label Expansion R&D Contract.

Cost of sales and supportive services for the three months ended March 31, 2024 and 2023 were $3.2 million and $1.2 million, respectively. Such costs in 2024 were associated with the manufacture and delivery of courses of oral TPOXX® to the U.S. Government under the 19C BARDA Contract, to multiple international countries and the DoD. Such costs in 2023 were primarily associated with the manufacture and delivery of courses of oral TPOXX® for sales to the DoD.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2024 and 2023 were $7.9 million and $4.2 million, respectively. The increase of approximately $3.7 million primarily reflects the promotion fees incurred in connection with first quarter 2024 international sales (in the first quarter 2023, there were no international sales), higher compensation expense associated with the hiring of multiple executive officers since September 2023, and an increase in professional service fees.

Research and development (“R&D”) expenses for the three months ended March 31, 2024 and 2023 were $3.1 million and $5.0 million, respectively, reflecting a decrease of approximately $1.9 million. The decrease is primarily attributable to lower direct vendor-related expenses incurred in connection with a decrease in activities under the PEP Label Expansion R&D Contract.

Other income, net for the three months ended March 31, 2024 and 2023 were $1.9 million and $0.9 million, respectively. The increase relates to interest income earned on cash and cash equivalents as the average cash balance during the three months ended March 31, 2024 were substantially higher than the same period in 2023. Additionally, the average investment rates in the three months ended March 31, 2024 were higher than those in the three months ended March 31, 2023.

For the three months ended March 31, 2024 and 2023, we recorded pre-tax income/(losses) of $13.2 million and ($1.2) million, respectively, and a corresponding income tax (provision)/benefit of ($2.9) million and $0.3 million, respectively. The effective tax rates during the three months ended March 31, 2024 and 2023 were 22.2% and 24.6%, respectively. Our effective tax rates for the periods ended March 31, 2024 and 2023 differ from the statutory rate primarily as a result of state taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

As of March 31, 2024, we had $143.9 million in cash and cash equivalents, compared with $150.1 million at December 31, 2023. We believe that our liquidity and capital resources will be sufficient to meet our anticipated requirements for at least the next twelve months from the issuance of these financial statements.

Operating Activities

We prepare our condensed consolidated statement of cash flows using the indirect method. Under this method, we reconcile net loss to cash flows from operating activities by adjusting net loss for those items that impact net loss but may not result in actual cash receipts or payments during the period. These reconciling items include but are not limited to stock-based compensation, deferred income taxes, and changes in the condensed consolidated balance sheet for working capital from the beginning to the end of the period.

Net cash (used in)/provided by operating activities for the three months ended March 31, 2024 and 2023 was ($6.1) million and $24.4 million, respectively. For the three months ended March 31, 2024, the receipt of approximately $25 million from sales of oral TPOXX® to the U.S. Government, of which approximately $15 million relates to first quarter 2024 sales and the remainder to accounts receivable at December 31, 2023, was offset by payment of $21.8 million of income taxes as well as for the use of cash for customary operating activities. For the three months ended March 31, 2023, the receipt of approximately $35 million for 2022 product deliveries was partially offset by an increase in inventory investment in connection with a broadening of the customer base for TPOXX® and mitigation of increasing general supply chain risks; and costs in relation to customary operating activities.

Investing Activities

There were no cash-related investing activities for the three months ended March 31, 2024 and 2023.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2024 was $0.2 million, which was attributable to the payment of tax obligations in connection with stock issued to an employee. Cash used in financing activities for the three months ended March 31, 2023 was $7.6 million, which was attributable to our repurchase of approximately 1.1 million shares of common stock.

Future Cash Requirements

As of March 31, 2024, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $13.6 million.

On March 12, 2024, the Board of Directors declared a special dividend of $0.60 per share on the common stock of the Company, which resulted in an overall dividend payment of $42.7 million. The special dividend was paid on April 11, 2024 to shareholders of record at the close of business on March 26, 2024.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently issued but are not yet effective, on our condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in the foregoing “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements relating to the progress of SIGA’s development programs and timelines for bringing new indications or products to market, delivering products to domestic and international customers, the enforceability of our procurement contracts, such as the 19C BARDA Contract (the "BARDA Contract"), with BARDA, and responding to the global outbreak of monkeypox ("mpox"). The words or phrases “can be,” “expects,” “may affect,” “may depend,” “believes,” “estimate,” “targeting,” “project” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contract, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contract, DoD Contract #2 or PEP Label Expansion R&D Contract are modified or canceled at the request or requirement of, or SIGA is not able to enter into new contracts to supply TPOXX® to, the U.S. Government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that target timing for deliveries of product to customers, and the recognition of related revenues, are delayed or adversely impacted by the actions, or inaction, of contract manufacturing organizations, or other vendors, within the supply chain, or due to coordination activities between the customer and supply chain vendors, (vii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (viii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (ix) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (x) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking or obtaining needed approvals to market these products, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xiii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiv) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xv) risks associated with actions or uncertainties surrounding the debt ceiling, (xvi) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, are ineffective and may adversely affect SIGA’s business, and (xvii) risks associated with responding to an mpox outbreak, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents, which are available free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-Q is not incorporated by reference into this filing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2023 Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 16, 2022).
3.2	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 15, 2021).
10.1*	Employment Agreement, dated January 19, 2024, between SIGA Technologies, Inc. and Diem Nguyen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 22, 2024).
10.2*	Employment Agreement, dated February 26, 2024, between SIGA Technologies, Inc. and Larry Miller.
10.3	Amendment No. 1 to Promotion Agreement, dated September 10, 2020, between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc.
10.4	Letter Amendment to Promotion Agreement, dated February 28, 2024, between SIGA Technologies, Inc. and Meridian Medical Technologies, LLC.
10.5	Letter Amendment to Promotion Agreement, dated March 26, 2024, between SIGA Technologies, Inc. and Meridian Medical Technologies, LLC.
10.6†	Amendment No. 2 to Promotion Agreement, dated March 27, 2024, between SIGA Technologies, Inc. and Meridian Medical Technologies, LLC.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 7, 2024	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)