Form 10-Q
period 2024-09-30
SIGA TECHNOLOGIES INC
filed 2024-11-07
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
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

As of October 25, 2024, the registrant had outstanding71,404,669 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$99,269,756	$150,145,844
Accounts receivable	12,089,010	21,130,951
Inventory	62,024,473	64,218,337
Prepaid expenses and other current assets	7,302,979	3,496,028
Total current assets	180,686,218	238,991,160

Property, plant and equipment, net	1,411,315	1,331,708
Deferred tax asset, net	12,104,765	11,048,118
Goodwill	898,334	898,334
Other assets	253,605	2,083,535
Total assets	$195,354,237	$254,352,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,260,762	$1,456,316
Accrued expenses and other current liabilities	7,184,514	10,181,810
Deferred IV TPOXX® revenue	13,729,440	20,788,720
Income tax payable	127,815	21,690,899
Total current liabilities	22,302,531	54,117,745

Other liabilities	3,609,572	3,376,203
Total liabilities	25,912,103	57,493,948
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,369,274 and 71,091,616, issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	7,137	7,109
Additional paid-in capital	238,033,324	235,795,420
Accumulated deficit	(68,598,327)	(38,943,622)
Total stockholders’ equity	169,442,134	196,858,907
Total liabilities and stockholders’ equity	$195,354,237	$254,352,855

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Product sales and supportive services	$8,942,875	$7,958,289	$53,496,869	$14,924,058
Research and development	1,066,906	1,276,882	3,753,658	8,512,303
Total revenues	10,009,781	9,235,171	57,250,527	23,436,361

Operating expenses
Cost of sales and supportive services	1,620,510	896,537	17,157,508	3,021,145
Selling, general and administrative	4,822,591	5,999,761	18,228,786	14,660,828
Research and development	3,024,593	3,648,117	8,966,905	13,810,307
Total operating expenses	9,467,694	10,544,415	44,353,199	31,492,280
Operating income/(loss)	542,087	(1,309,244)	12,897,328	(8,055,919)
Other income, net	1,330,505	883,148	4,590,935	2,964,482
Income/(Loss) before income taxes	1,872,592	(426,096)	17,488,263	(5,091,437)
(Provision)/Benefit for income taxes	(528,647)	33,030	(4,034,362)	904,638
Net and comprehensive income/(loss)	$1,343,945	$(393,066)	$13,453,901	$(4,186,799)
Basic income/(loss) per share	$0.02	$(0.01)	$0.19	$(0.06)
Diluted income/(loss) per share	$0.02	$(0.01)	$0.19	$(0.06)
Weighted average shares outstanding: basic	71,368,585	71,084,735	71,191,019	71,453,397
Weighted average shares outstanding: diluted	71,766,503	71,084,735	71,853,341	71,453,397

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income/(loss)	$13,453,901	$(4,186,799)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and other amortization	407,692	400,702
Stock-based compensation	2,876,071	1,589,993
Write down of inventory, net	327,373	562,941
Deferred income taxes, net	(1,056,647)	(1,647,191)
Deferred IV TPOXX® revenue	(7,059,280)	10,240,000
Changes in assets and liabilities:
Accounts receivable	9,041,941	37,356,901
Inventory	2,676,093	(26,240,079)
Prepaid expenses and other assets	(2,992,590)	(1,433,011)
Accounts payable, accrued expenses and other liabilities	(3,659,762)	379,384
Income tax payable	(21,563,085)	(1,255,240)
Net cash (used in)/provided by operating activities	(7,548,293)	15,767,601
Cash flows from investing activities:
Capital expenditures	(24,612)	(21,686)
Cash used in investing activities	(24,612)	(21,686)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(638,139)	(214,794)
Repurchase of common stock	—	(11,072,511)
Payment of dividend	(42,665,044)	(32,135,118)
Cash used in financing activities	(43,303,183)	(43,422,423)
Net decrease in cash and cash equivalents	(50,876,088)	(27,676,508)
Cash and cash equivalents at the beginning of period	150,145,844	98,790,622
Cash and cash equivalents at end of period	$99,269,756	$71,114,114

Supplemental disclosure of non-cash financing activities:
Non-cash lease right-of-use asset and associated liability	$462,686	$—
Issuance of common stock	$417,000	$—
Issuance of common stock upon cashless exercise	$—	$87,540

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company's 2023 Annual Report on Form 10-K filed on March 12, 2024 (the "2023 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2023 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2023 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. The Company accounts for shipping and handling activities as fulfillment costs rather than as an additional promised service. As of September 30, 2024, the Company's active contractual performance obligations consist of the following: four performance obligations relate to research and development services; and six relate to manufacture and delivery of product. The material performance obligations are referenced in Note 3. The aggregate amount of the transaction price allocated to current performance obligations as of  September 30, 2024 was $174.2 million. Current performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. With respect to current obligations related to the manufacture and delivery of product, the Company expects such obligations to be mostly recognized as revenues within the next 12 months. With respect to the performance obligations related to research and development services, the Company expects such obligations to be recognized as revenue within the next four years as the specific timing for satisfying performance obligations is subjective and at times outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  September 30, 2024, the accounts receivable balance in the condensed balance sheet includes approximately $2.8 million of unbilled receivables. This amount includes international sales that are billed under the terms specified in the International Promotion Agreement with Meridian Medical Technologies, LLC (“Meridian”). Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the nine months ended September 30, 2024, the Company recognized approximately $7.1 million of revenue that was included in deferred revenue at the beginning of the period.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of September 30, 2024, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $519.6 million of payments are related to exercised options, and up to approximately $31.2 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2024, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $24.7 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of  September 30, 2024, provide for payments up to approximately $519.6 million. As of  September 30, 2024, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.5 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2024, a cumulative total of $345.8 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted, of which approximately $15 million was delivered in the first quarter of 2024 and approximately $8 million was delivered in the third quarter of 2024; the Company has cumulatively received $20.5 million for the completed manufacture of IV BDS, of which $6.8 million was recognized as revenue in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile, and the remaining $13.7 million was recorded as deferred revenue as of  September 30, 2024; and the Company has been cumulatively reimbursed $9.0 million in connection with post-marketing activities for oral and IV TPOXX®. In October 2024, $51.2 million of oral TPOXX® was delivered and/or accepted by the Strategic National Stockpile and $8.5 million of IV TPOXX® was delivered and/or accepted by the Strategic National Stockpile.

Unexercised options specify potential payments up to approximately $31.2 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required. The remaining unexercised options specify payments of up to $25.6 million for the manufacture of courses of IV FDP, of which up to $10.2 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended September 30, 2024 and 2023, the Company recognized revenues of $1.0 million and $0.2 million, respectively, on an over time basis. For the nine months ended September 30, 2024 and 2023, the Company recognized revenues of $3.8 million and $2.3 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for the three and nine months ended September 30, 2024 was $8.1 million and $40.4 million, respectively. No revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for the three and nine months ended September 30, 2023.

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

In August 2024, the Company and the DoD signed a third procurement contract ("DoD Contract #3") for the firm commitment order by the DoD of approximately $9 million of oral TPOXX® as well as a minor amount of IV TPOXX®.

International Sales Activity

In the three and nine months ended September 30, 2024, the Company had international sales of $0.8 million and $11.8 million, respectively. Sales for the nine months ended September 30, 2024 consist of deliveries of oral TPOXX® to 12 countries. Sales in the first and second quarters were made under the International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian was the counterparty to international contracts under which the sales were made.

Under the terms of the current International Promotion Agreement, which was amended on March 27, 2024 and effective June 1, 2024, and further amended on August 30, 2024, the Company has primary responsibility for the advertising, promotion and sale of oral TPOXX® in all geographic regions. Meridian has limited, non-exclusive rights to advertise, promote, offer for sale and sell oral TPOXX® in the European Economic Area, Australia, Japan, Switzerland, the United Kingdom and the Association of Southeast Asian Nations and its member states (collectively, the “Current Territory”). Meridian also performs non-promotional activities under specified existing contracts with third parties providing for the sale of oral TPOXX®. The International Promotion Agreement provides that Meridian is entitled to receive a fee equal to a high single digit percentage of collected proceeds (whether collected by Meridian or the Company), net of certain expenses, of sales of oral TPOXX® in the Current Territory in the field of use specified in the International Promotion Agreement. The International Promotion Agreement has a fixed term that expires on May 31, 2026, with no automatic renewal.

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

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the three and nine months ended September 30, 2024, the Company recognized $0.8 million and $11.8 million of sales, respectively, in connection with international contracts. During the three and nine months ended September 30, 2023, the Company recognized $7.8 million and $9.1 million of sales, respectively, in connection with international contracts.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract ultimately valued at approximately $27 million from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). As of December 31, 2023, the Company invoiced the full amount of available funding, and there is no remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract. Revenue from the performance obligation under the PEP Label Expansion R&D Contract was recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. The Company did not recognize any revenue for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $0.9 million and $6.4 million, respectively, on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Raw materials	$134,535	$8,061,800
Work in-process	51,422,661	53,649,859
Finished goods	10,467,277	2,506,678
Inventory	$62,024,473	$64,218,337

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	436,004	468,937
Furniture and fixtures	347,045	347,045
Operating lease right-of-use assets	4,141,333	3,678,647
	7,344,410	6,914,657
Less – accumulated depreciation and amortization	(5,933,095)	(5,582,949)
Property, plant and equipment, net	$1,411,315	$1,331,708

Depreciation and amortization expense on property, plant, and equipment was $0.4 million for each of the nine months ended September 30, 2024 and 2023.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Other	2,232,903	2,477,619
Compensation	2,101,043	2,974,863
Inventory	1,309,923	3,300,985
Professional fees	686,767	445,653
Lease liability, current portion	535,234	564,009
Research and development vendor costs	318,644	418,681
Accrued expenses and other current liabilities	$7,184,514	$10,181,810

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

There were no transfers between levels of the fair value hierarchy for the nine months ended September 30, 2024. As of  September 30, 2024 and December 31, 2023, the Company had $52.9 million and $95.1 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 or Level 3 financial instruments as of  September 30, 2024 or December 31, 2023.

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

The following is a reconciliation of the basic and diluted loss per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income/(loss) for basic earnings per share	$1,343,945	$(393,066)	$13,453,901	$(4,186,799)
Weighted-average shares	71,368,585	71,084,735	71,191,019	71,453,397
Effect of potential common shares	397,918	—	662,322	—
Weighted-average shares: diluted	71,766,503	71,084,735	71,853,341	71,453,397
Income/(loss) per share: basic	$0.02	$(0.01)	$0.19	$(0.06)
Income/(loss) per share: diluted	$0.02	$(0.01)	$0.19	$(0.06)

For the three and nine months ended September 30, 2024, weighted-average diluted shares include the dilutive effect of in-the-money options and stock-settled RSUs. The dilutive effect of stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the three and nine months ended September 30, 2024 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. For the three and nine months ended September 30, 2024, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share were 40,075 and 51,518, respectively.

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

(1) For the three months ended September 30, 2023, the total includes a weighted average of 59,312 units which were settled in cash. For the nine months ended September 30, 2023, the total includes a weighted average of 42,238 units which were settled in cash.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of September 30, 2024, the Company had approximately $3.3 million of purchase commitments associated with manufacturing obligations.

10. Related Party Transactions

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year Office Lease agreement (the "New HQ Lease"), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company pays a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three and nine months ended September 30, 2024, the Company paid $0.1 million and $0.3 million, respectively, for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of September 30, 2024.

Board of Directors and Outside Consultant

Effective June 13, 2023, a director was elected to the Company's Board of Directors who was providing and continues to provide consulting services to the Company. Under a consulting agreement, the director receives a monthly fee of $20,000. During the three and nine months ended September 30, 2024, the Company incurred $60,000 and $180,000, respectively, under this agreement. The Company had no outstanding payables or accrued expenses related to the services performed by this vendor as of September 30, 2024. Effective September 26, 2024, the consulting agreement was amended; the amendment specifies that the director would receive a payment of between $120,000 and $240,000 in the event that the Company receives a request for proposal ("RFP") or request for information ("RFI") from the Administration of Strategic Preparedness and Response within the U.S. Government before July 1, 2025, with the maximum payment of $240,000 to be paid in the event the Company receives an RFP or RFI before January 1, 2025. In addition, pursuant to the amendment the director is entitled to receive the monthly fee through March 31, 2026, unless the director resigns or the Company terminates the director for cause.

11. Revenues by Geographic Region

Revenues by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$9,172,873	$1,406,175	$45,406,846	$14,376,182

International
Canada	—	—	737,677	—
Asia-Pacific	—	—	2,725,368	—
Europe, Middle East and Africa (EMEA)	836,908	7,828,996	8,380,636	9,060,179
Total International	836,908	7,828,996	11,843,681	9,060,179

Total revenues	$10,009,781	$9,235,171	$57,250,527	$23,436,361

12. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the nine months ended September 30, 2024 and 2023, we recorded pre-tax income/(losses) of $17.5 million and ($5.1) million, respectively, and a corresponding income tax (provision)/benefit of ($4.0) million and $0.9 million, respectively.

The effective tax rate for the nine months ended September 30, 2024 was 23.1% compared to 17.8% for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m).

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

13. Equity

The tables below present changes in stockholders' equity for the three and nine months ended September 30, 2024 and 2023.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2024	71,305,893	$7,131	$237,502,156	$(69,950,738)	$—	$167,558,549
Net income	—	—	—	1,343,945	—	1,343,945
Payment of common stock tendered for employee stock-based compensation tax obligations	(37,427)	(4)	(282,596)	—	—	(282,600)
Issuance of common stock upon vesting of RSUs	100,808	10	(10)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	8,466	—	8,466
Stock-based compensation	—	—	813,774	—	—	813,774
Balances at September 30, 2024	71,369,274	$7,137	$238,033,324	$(68,598,327)	$—	$169,442,134

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2023	71,091,616	$7,109	$235,795,420	$(38,943,622)	$—	$196,858,907
Net income	—	—	—	13,453,901	—	13,453,901
Issuance of common stock	49,940	5	(5)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	(82,136)	(8)	(638,131)	—	—	(638,139)
Issuance of common stock upon vesting of RSUs	309,854	31	(31)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	(43,108,606)	—	(43,108,606)
Stock-based compensation	—	—	2,876,071	—	—	2,876,071
Balances at September 30, 2024	71,369,274	$7,137	$238,033,324	$(68,598,327)	$—	$169,442,134

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2023	71,082,944	$7,109	$234,873,128	$(110,806,181)	$—	$124,074,056
Net loss	—	—	—	(393,066)	—	(393,066)
Issuance of common stock upon exercise of stock options	8,672	—	—	—	—	—
Stock-based compensation	—	—	459,823	—	—	459,823
Balances at September 30, 2023	71,091,616	$7,109	$235,332,951	$(111,199,247)	$—	$124,140,813

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2022	72,675,190	$7,268	$233,957,767	$(63,804,993)	$—	$170,160,042
Net loss	—	—	—	(4,186,799)	—	(4,186,799)
Issuance of common stock upon exercise of stock options	8,672	—	—	—	—	—
Repurchase of common stock (including excise tax)	(1,736,822)	(174)	—	(11,072,337)	—	(11,072,511)
Issuance of common stock upon vesting of RSUs	144,576	15	(15)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	—	—	(214,794)	—	—	(214,794)
Cash dividend ($0.45 per share)	—	—	—	(32,135,118)	—	(32,135,118)
Stock-based compensation	—	—	1,589,993	—	—	1,589,993
Balances at September 30, 2023	71,091,616	$7,109	$235,332,951	$(111,199,247)	$—	$124,140,813

On August 2, 2021, the Company's Board of Directors authorized a share repurchase program ("Repurchase Authorization") under which the Company could repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the Repurchase Authorization were made from time to time at the Company's discretion. The timing and actual number of shares repurchased depended on a variety of factors, including: timing of procurement orders under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities. On December 31, 2023, the Repurchase Authorization expired. As a result, during the three and nine months ended September 30, 2024, the Company did not repurchase any shares. The Company did not repurchase any shares during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased approximately 1.7 million shares of common stock under the Repurchase Authorization for approximately $11.0 million. In addition, during the nine months ended September 30, 2023, the Company recorded approximately $0.1 million of excise tax associated with the repurchase of common stock.

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

Operating lease costs totaled $0.2 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. Operating lease costs totaled $0.5 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million for each of the three months ended September 30, 2024 and 2023. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.5 million for each of the nine months ended September 30, 2024 and 2023. As of September 30, 2024, the weighted-average remaining lease term of the Company’s operating leases was 2.48 years while the weighted-average discount rate was 9.95%.

Future cash flows under operating leases as of September 30, 2024 are expected to be as follows:

2024	$113,547
2025	683,213
2026	686,190
2027	165,916
Total undiscounted cash flows under leases	1,648,866
Less: Imputed interest	(142,042)
Present value of lease liabilities	$1,506,824

As of September 30, 2024, approximately $1.0 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

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

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company completed an immunogenicity trial and an expanded safety trial in early 2023. The nature and timing of a potential submission of a supplemental New Drug Application to the FDA (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX® will be based on the results of the trials; the Company is currently targeting a Supplemental NDA filing to occur in the third quarter of 2025.

In connection with the 2022 global response to an mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. These randomized clinical trials are seeking to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease. As of September 30, 2024, there were four active randomized, placebo-controlled clinical trials enrolling patients, subject to patient availability, at sites located in, among other places, the United States and South America. Additionally, a randomized, placebo-controlled clinical trial in the Democratic Republic of the Congo ("DRC") known as PALM 007 (Tecovirimat for Treatment of Monkeypox Virus - NCT05559099), which is funded and sponsored by the National Institutes of Health's (NIH) National Institute of Allergy and Infectious Diseases (NIAID), recently completed enrollment and reported preliminary topline results. Although the study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution within 28 days post-randomization for patients in the DRC with monkeypox (mpox), who were administered TPOXX® compared to patients who were administered placebo, improvement versus placebo was observed in patients receiving TPOXX® whose symptoms began seven days or fewer before randomization and patients with severe or grave disease, defined by the World Health Organization (WHO) as having 100 or more skin lesions.

The Company may be able to use data from the trials noted above, as well as from other trials, to pursue a potential label expansion with the FDA for oral TPOXX® as a treatment for mpox. The viability, and timing, of a potential FDA submission for an mpox indication will be impacted by a series of factors, including the magnitude and severity of future mpox cases, the location of future cases, enrollment in clinical trials, and final results of randomized, placebo-controlled and observational clinical trials.

On April 11, 2024, the Company’s partner in Japan, Japan Biotechno Pharma, announced that a new drug application for oral TPOXX® (tecovirimat) was filed in Japan for the treatment of smallpox, mpox, cowpox, and complications due to vaccinia virus. Based on the standard review time for a new drug application in Japan, we anticipate a final regulatory decision by the end of the first quarter of 2025.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, and procurement activities. As of September 30, 2024, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $519.6 million of payments are related to exercised options and up to approximately $31.2 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2024, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $24.7 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of September 30, 2024, provide for payments up to approximately $519.6 million. As of September 30, 2024, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.5 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2024, a cumulative total of $345.8 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted, of which approximately $15 million was delivered in the first quarter of 2024 and approximately $8 million was delivered in the third quarter of 2024; the Company has cumulatively received $20.5 million for the completed manufacture of IV BDS, of which $6.8 million was recognized as revenue in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile, and the remaining $13.7 million was recorded as deferred revenue as of September 30, 2024; and the Company has been cumulatively reimbursed $9.0 million in connection with post-marketing activities for oral and IV TPOXX®. In October 2024, $51.2 million of oral TPOXX® was delivered and/or accepted by the Strategic National Stockpile and $8.5 million of IV TPOXX® was delivered and/or accepted by the Strategic National Stockpile.

Unexercised options specify potential payments up to approximately $31.2 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required. The remaining unexercised options specify payments of up to $25.6 million for the manufacture of courses of IV FDP, of which up to $10.2 million of payments would be paid upon the manufacture of IV BDS to be used in the manufacture of IV FDP.

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

In August 2024, the Company and the DoD signed a third procurement contract ("DoD Contract #3") for the firm commitment order by the DoD of approximately $9 million of oral TPOXX® as well as a minor amount of IV TPOXX®.

International Sales Activity

In the three and nine months ended September 30, 2024, the Company had international sales of $0.8 million and $11.8 million, respectively. Sales for the nine months ended September 30, 2024 consist of deliveries of oral TPOXX® to 12 countries. Sales in the first and second quarters were made under the International Promotion Agreement (defined and discussed below). Through the International Promotion Agreement, Meridian was the counterparty to international contracts under which the sales were made.

International Promotion Agreement

Under the terms of the current International Promotion Agreement, which was amended on March 27, 2024 and effective June 1, 2024, and further amended on August 30, 2024, the Company has primary responsibility for the advertising, promotion and sale of oral TPOXX® in all geographic regions. Meridian has limited, non-exclusive rights to advertise, promote, offer for sale and sell oral TPOXX® in the European Economic Area, Australia, Japan, Switzerland, the United Kingdom and the Association of Southeast Asian Nations and its member states (collectively, the “Current Territory”). Meridian also performs non-promotional activities under specified existing contracts with third parties providing for the sale of oral TPOXX®. The International Promotion Agreement provides that Meridian is entitled to receive a fee equal to a high single digit percentage of collected proceeds (whether collected by Meridian or the Company), net of certain expenses, of sales of oral TPOXX® in the Current Territory in the field of use specified in the International Promotion Agreement. The International Promotion Agreement has a fixed term that expires on May 31, 2026, with no automatic renewal.

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, revenues from product sales and supportive services were $8.9 million. Such revenues include $8.1 million of Oral TPOXX® sales to the U.S. Government under the 19C BARDA Contract, and $0.8 million of oral TPOXX® international sales. For the three months ended September 30, 2023, revenues from product sales and supportive services were $8.0 million. Such revenues primarily relate to a sale of oral TPOXX® to a European country and a Middle Eastern country.

Revenues from research and development activities for the three months ended September 30, 2024 and 2023, were $1.1 million and $1.3 million, respectively. The revenues for the three months ended September 30, 2024, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The revenue for the three months ended September 30, 2023, were mostly earned in connection with performance of research and development activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract. The decrease of $0.2 million of revenue is primarily related to the completion of billable activities under the PEP Label Expansion R&D Contract.

Cost of sales and supportive services for the three months ended September 30, 2024 and 2023 were $1.6 million and $0.9 million, respectively. Such costs in 2024 were associated with the manufacture and delivery of courses of Oral TPOXX® to the U.S. Government under the 19C BARDA Contract. Such costs in 2023 were associated with the manufacture and delivery of courses of oral TPOXX® to a European country and a Middle Eastern country, and the costs of supportive activities such as customary, periodic stability testing.

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2024 and 2023 were $4.8 million and $6.0 million, respectively. The decrease of approximately $1.2 million primarily reflects the decrease in international promotion fees due to the decrease in international sales in 2024 in comparison to the same period in 2023, partially offset by higher compensation expense associated with the hiring of multiple executive officers this year.

Research and development (“R&D”) expenses for the three months ended September 30, 2024 and 2023 were $3.0 million and $3.6 million, respectively, reflecting a decrease of approximately $0.6 million. The decrease is primarily attributable to lower direct vendor-related expenses incurred in connection with a decrease in activities under the PEP Label Expansion R&D Contract, partially offset by an increase in compensation expense in connection with an increase in headcount.

Other income, net for the three months ended September 30, 2024 and 2023 were $1.3 million and $0.9 million, respectively. These amounts reflect interest income earned on cash and cash equivalents.

Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024, revenues from product sales and supportive services were $53.5 million. Such revenues include $17.6 million of IV TPOXX® and $22.8 million of oral TPOXX® sales to the U.S. Government under the 19C BARDA Contract, $11.8 million of oral TPOXX® international sales and approximately $1.1 million of oral TPOXX® sales to the DoD. For the nine months ended September 30, 2023, revenues from product sales and supportive services were $14.9 million. Such revenues primarily relate to sales of approximately $5.1 million of oral TPOXX® to the DoD and approximately $9.1 million of international sales of oral TPOXX®.

Revenues from research and development activities for the nine months ended September 30, 2024 and 2023, were $3.8 million and $8.5 million, respectively. The revenues for the nine months ended September 30, 2024, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The revenue for the nine months ended September 30, 2023, were mostly earned in connection with performance of research and development activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract. The decrease of $4.7 million of revenue is primarily related to the completion of billable activities under the PEP Label Expansion R&D Contract.

Cost of sales and supportive services for the nine months ended September 30, 2024 and 2023 were $17.2 million and $3.0 million, respectively. Such costs in 2024 were primarily associated with the manufacture and delivery of courses of IV and oral TPOXX® to the U.S. Government under the 19C BARDA Contract, as well as the manufacture and delivery of oral TPOXX® to multiple international countries and the DoD. Such costs in 2023 are associated with: lower sales volume and a different product mix than 2024; the manufacture and delivery of courses of oral TPOXX® to the DoD and three international customers; an inventory-related loss in connection with impairment of a manufacturing batch; manufacturing costs related to a potential backup facility within a segment of the supply chain, and the costs of supportive activities such as customary, periodic stability testing.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2024 and 2023 were $18.2 million and $14.7 million, respectively. The increase of approximately $3.5 million primarily reflects; an increase in international promotion fees due to an increase in international sales in 2024 in comparison to the same period in 2023; and higher compensation expense associated with the hiring of multiple executive officers this year.

Research and development (“R&D”) expenses for the nine months ended September 30, 2024 and 2023 were $9.0 million and $13.8 million, respectively, reflecting a decrease of approximately $4.8 million. The decrease is primarily attributable to lower direct vendor-related expenses incurred in connection with a decrease in activities under the PEP Label Expansion R&D Contract, partially offset by an increase in compensation expense in connection with an increase in headcount.

Other income, net for the nine months ended September 30, 2024 and 2023 were $4.6 million and $3.0 million, respectively. The increase relates to interest income earned on cash and cash equivalents as the average cash balance during the nine months ended September 30, 2024 were higher than the same period in 2023. Additionally, the average investment rates in the nine months ended September 30, 2024 were higher than those in the nine months ended September 30, 2023.

For the nine months ended September 30, 2024 and 2023, we recorded pre-tax income/(losses) of $17.5 million and ($5.1) million, respectively, and a corresponding income tax (provision)/benefit of ($4.0) million and $0.9 million, respectively. The effective tax rates during the nine months ended September 30, 2024 and 2023 were 23.1% and 17.8%, respectively. Our effective tax rates for the periods ended September 30, 2024 and 2023 differ from the statutory rate primarily as a result of state taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

As of September 30, 2024, we had $99.3 million in cash and cash equivalents, compared with $150.1 million at December 31, 2023. We believe that our liquidity and capital resources will be sufficient to meet our anticipated requirements for at least the next twelve months from the issuance of these financial statements.

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

Net cash (used in)/provided by operating activities for the nine months ended September 30, 2024 and 2023 was ($7.5) million and $15.8 million, respectively. For the nine months ended September 30, 2024, the receipt of approximately $55 million from sales of oral and IV TPOXX® to the U.S. Government and international customers, of which approximately $35 million relates to 2024 sales and the remainder to accounts receivable at December 31, 2023, was offset by the payment of approximately $29 million of income taxes as well as for the use of cash for inventory and customary operating activities. For the nine months ended September 30, 2023, the receipt of substantially all of the $45 million of accounts receivable as of December 31, 2022, as well as approximately $10 million received in connection with IV BDS deferred revenue was partially offset by the use of cash to proactively build inventory, and for customary operating activities.

Investing Activities

There was minimal (less than $25,000) cash-related investing activities for the nine months ended September 30, 2024 and 2023.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2024 was $43.3 million, which was mostly attributable to the payment of a special cash dividend of approximately $42.7 million. Cash used in financing activities for the nine months ended September 30, 2023 was $43.4 million, which was mostly attributable to the payment of a special cash dividend of approximately $32.1 million and the repurchase of approximately 1.7 million shares of common stock for approximately $11.0 million.

Future Cash Requirements

As of September 30, 2024, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $3.3 million.

Recently Issued Accounting Standards

For discussion regarding the impact of accounting standards that were recently issued but are not yet effective, on our condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the 19C BARDA Contract, not to exercise the remaining unexercised option under the 19C BARDA Contract, (ii) the risk that SIGA may not complete performance under the 19C BARDA Contract on schedule or in accordance with contractual terms, (iii) the risk that the 19C BARDA Contract or PEP Label Expansion R&D Contract are modified or canceled at the request or requirement of, or SIGA is not able to enter into new contracts to supply TPOXX® to, the U.S. Government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that target timing for deliveries of product to customers, and the recognition of related revenues, are delayed or adversely impacted by the actions, or inaction, of contract manufacturing organizations, or other vendors, within the supply chain, or due to coordination activities between the customer and supply chain vendors, (vii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (viii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (ix) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (x) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking or obtaining needed approvals to market these products, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xiii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiv) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xv) risks associated with actions or uncertainties surrounding the debt ceiling, (xvi) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, are ineffective and may adversely affect SIGA’s business, and (xvii) risks associated with responding to an mpox outbreak, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-Q is not incorporated by reference into this filing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 16, 2022).
3.2	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 15, 2021).
10.1*	Amendment to Amended and Restated Employment Agreement between SIGA Technologies, Inc. and Daniel J. Luckshire, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 4, 2024).
10.2*	Second Amendment to Third Amended and Restated Employment Agreement between SIGA Technologies, Inc. and Dennis E. Hruby, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 4, 2024).
10.3†	Consulting Agreement, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC.
10.4†	Amendment #1, dated September 1, 2022, to the Consulting Agreement, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC.
10.5	Statement of Work #1, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC.
10.6†	Amendment #1, dated September 26, 2024, to Statement of Work #1, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC.
10.7	Amendment, dated August 30, 2024, to Promotion Agreement, dated May 31, 2019, by and between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 7, 2024	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)