Form 10-K
period 2024-12-31
SIGA TECHNOLOGIES INC
filed 2025-03-11
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2024 as reported on The Nasdaq Global Market was approximately $351,132,884.

As of February 14, 2025, the registrant had outstanding 71,436,927 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated herein by reference:

Document	Parts Into Which Incorporated
Proxy Statement for the Company’s 2025 Annual	Part III
Meeting of Stockholders

SIGA TECHNOLOGIES, INC.
FORM 10-K

Part I

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements relating to the progress of SIGA’s development programs and timelines for bringing products to market, delivering products to domestic and international customers, and the enforceability of our procurement contracts, such as the 19C BARDA Contract (the "BARDA Contract"), with the U.S. Biomedical Advanced Research and Development Authority ("BARDA"). The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that BARDA elects, in its sole discretion as permitted under the BARDA Contract, not to exercise all, or any, of the remaining unexercised options under those contracts, (ii) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (iii) the risk that the BARDA Contract or U.S. Department of Defense contracts are modified or canceled at the request or requirement of, or SIGA is not able to enter into new contracts to supply TPOXX® to, the U.S. Government, (iv) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (v) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (vi) the risk that target timing for deliveries of product to customers, and the recognition of related revenues, are delayed or adversely impacted by the actions, or inaction, of contract manufacturing organizations, or other vendors, within the supply chain, or due to coordination activities between the customer and supply chain vendors, (vii) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (viii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (ix) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (x) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking or obtaining needed approvals to market these products, (xi) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xii) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xiii) the effect of federal, state, and foreign regulation, including drug regulation and international trade regulation, on SIGA’s businesses, (xiv) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xv) risks associated with actions or uncertainties surrounding the debt ceiling or the changes in the U.S. administration, and (xvi) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, are ineffective and may adversely affect SIGA’s business, as well as the risks and uncertainties included in Item 1A “Risk Factors” of this Form 10-K. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-K is not incorporated by reference into this filing.

Item 1. Business

Overview

SIGA Technologies, Inc. is referred to throughout this report as “SIGA,” “the Company,” “we” or “us.”

We are a commercial-stage pharmaceutical company. The Company sells its lead product, TPOXX® (“oral TPOXX®,” also known as "tecovirimat," "Tecovirimat SIGA," or "TEPOXX (tecovirimat)" in certain international markets), to the U.S. Government and international governments (including government affiliated entities). In certain international markets, the Company may sell TPOXX® through a distributor. Additionally, the Company sells the intravenous formulation of TPOXX® ("IV TPOXX®") to the U.S. Government.

TPOXX® is an antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved the oral formulation of TPOXX® for the treatment of smallpox. The Company has been delivering oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile") since 2013.

On May 18, 2022 the FDA approved IV TPOXX® for the treatment of smallpox.

In addition to being approved by the FDA, oral TPOXX® (tecovirimat) has received regulatory approval from the European Medicines Agency ("EMA"), Health Canada, the Medicines and Healthcare Products Regulatory Agency ("MHRA") of the United Kingdom, and most recently, in December 2024, the Japanese Pharmaceuticals and Medical Devices Agency ("PMDA"). The EMA, MHRA and PMDA approved oral TPOXX® for the treatment of smallpox, monkeypox ("mpox"), cowpox, and vaccinia complications following vaccination against smallpox. Health Canada approved TPOXX® for the treatment of smallpox.

With respect to the regulatory approvals by the EMA, PMDA, MHRA and Health Canada, oral tecovirimat represents the same formulation approved by the FDA in July 2018 under the brand name TPOXX®.

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company has completed an immunogenicity trial and an expanded safety trial. The timing of a potential submission of a supplemental New Drug Application to the FDA (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX® will be based on the results of ongoing sample analyses from the immunogenicity trial; the Company is currently targeting a Supplemental NDA submission in the next twelve months.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development for a pediatric formulation, and procurement activities. As of December 31, 2024, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $519.6 million of payments are related to exercised options and up to approximately $31.2 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2024, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile, and $25.3 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP.

The options that have been exercised as of December 31, 2024, provide for payments up to approximately $519.6 million. As of December 31, 2024, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.5 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2024, a cumulative total of $396.9 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted, of which approximately $15 million was delivered in the first quarter of 2024, approximately $8 million was delivered in the third quarter of 2024, and approximately $51 million was delivered in the fourth quarter of 2024; a cumulative total of $25.4 million of IV FDP has been delivered to the Strategic Stockpile and accepted, of which approximately $17 million of revenue (including recognition of deferred revenue) was recorded in the second quarter of 2024 and approximately $8 million of revenue (including recognition of deferred revenue) was recorded in the fourth quarter of 2024; $10.3 million has been received for the manufacture of IV BDS (such amount is recorded as deferred revenue); and the Company has been cumulatively reimbursed $9.4 million in connection with post-marketing activities for oral and IV TPOXX®.

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

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million with the U.S. Department of Defense ("DoD"). Sales consist mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

In 2023, the Company had sales of approximately $11 million with the DoD. Sales consist of delivery of oral TPOXX®.

Over the past three years, the Company has received three procurement contracts from the DoD, including a $9 million contract in August 2024, which has been fulfilled.

International Sales Activity

In the year ended December 31, 2024, the Company had international sales of $23.0 million consisting of deliveries of oral TPOXX® to 13 countries. For international sales in the first and second quarters, Meridian Medical Technologies ("Meridian") was the counterparty to contracts under which the sales were made (see discussion and definition below regarding International Promotion Agreement). For international sales in the third and fourth quarters, the Company was the counterparty to the contracts under which the sales were made.

In the year ended December 31, 2023, the Company had international sales of $21.3 million consisting of deliveries of oral TPOXX® to seven countries.

International Promotion Agreement

Under the terms of the current International Promotion Agreement, which was amended on March 27, 2024, and effective June 1, 2024, and further amended on August 30, 2024, the Company has primary responsibility for the advertising, promotion and sale of oral TPOXX® in all geographic regions. Meridian has limited, non-exclusive rights to advertise, promote, offer for sale and sell oral TPOXX® in the European Economic Area, Australia, Japan, Switzerland, the United Kingdom and the Association of Southeast Asian Nations and its member states (collectively, the “Current Territory”). Meridian also performs non-promotional activities under specified contracts with third parties entered into prior to June 1, 2024, that provide for the sale of oral TPOXX® in the Current Territory. The International Promotion Agreement entitles Meridian to receive a fee equal to a high single digit percentage of collected proceeds (whether collected by Meridian or the Company), net of certain expenses, of sales of oral TPOXX® in the Current Territory in the field of use specified in the International Promotion Agreement. The International Promotion Agreement has a fixed term that expires on May 31, 2026, with no automatic renewal.

Under the terms of the original International Promotion Agreement ("Pre-amendment International Promotion Agreement"), which had an initial term that expired on May 31, 2024, Meridian had been granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian agreed not to commercialize any competing product, as defined in the Pre-amendment International Promotion Agreement, in the specified field of use in the Territory. Under the Pre-amendment International Promotion Agreement, as well as the current International Promotion Agreement, SIGA has always retained ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, also retained sales and marketing rights with respect to oral TPOXX®. SIGA’s consent is required prior to the entry by Meridian into any sales arrangement pursuant to the International Promotion Agreement.

Sales to international customers pursuant to the Pre-amendment International Promotion Agreement were invoiced and collected by Meridian, and such collections were remitted, less Meridian's fees, to the Company under a quarterly process specified in the Pre-amendment International Promotion Agreement; and Meridian was entitled to a specified percentage of the collected proceeds of sales of oral TPOXX®, net of certain expenses, for calendar years in which customer collected amounts net of such expenses were less than or equal to a specified threshold, and to a higher specified percentage of such collected net proceeds for calendar years in which such net collected amounts exceeded the specified threshold. Subsequent to June 1, 2024, only specified procurement contracts for the Current Territory entered into prior to June 1, 2024, continue to involve Meridian invoicing and collecting proceeds, and retaining a fee pursuant to the International Promotion Agreement.

Mpox

In connection with the 2022 response to a global mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. The purpose of these randomized clinical trials is to seek to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease. As of December 31, 2024, two of the randomized, placebo-controlled clinical trials reported preliminary topline results: a randomized, placebo-controlled clinical trial in the Democratic Republic of the Congo ("DRC") known as PALM 007 (Tecovirimat for Treatment of Monkeypox Virus - NCT05559099), which is funded and sponsored by the National Institutes of Health's (NIH) National Institute of Allergy and Infectious Diseases (NIAID); and the Study of Tecovirimat for Human Mpox Virus (STOMP) clinical trial (NCT05534984), which is a randomized, placebo-controlled, double-blind study sponsored and funded by NIAID to evaluate the safety and efficacy of tecovirimat for the treatment of people with laboratory-confirmed or presumptive mpox disease that included enrollees from Argentina, Brazil, Japan, Mexico, Peru, Thailand, and the United States. The PALM 007 study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution within 28 days post-randomization for patients in the DRC with mpox who received TPOXX® compared to patients who received placebo. Some improvement versus placebo was observed in patients receiving TPOXX® whose symptoms began seven days or fewer before randomization and patients with severe or grave disease, defined by the World Health Organization (WHO) as having 100 or more skin lesions, however the significance of these data have not been established. An interim analysis of data from the STOMP study showed that TPOXX® did not demonstrate efficacy in time to skin and mucosal lesion resolution compared to placebo in patients with mild to moderate clade II mpox. Based on this result and additional analyses, the study Data Safety and Monitoring Board (DSMB) recommended to stop enrolling patients in the randomized arms of the study. NIAID accepted this recommendation and subsequently decided to take a similar action in the open label arm of this study, which included severe and at-risk of developing severe disease patients. Data analysis is not yet complete for primary endpoint subgroups and detailed secondary and exploratory endpoints. In both studies, TPOXX® exhibited a safety profile comparable to placebo. These safety results are consistent with prior studies and further support the strong safety profile that has been observed with tecovirimat over the past 15 years.

Three randomized clinical trials, UNITY (Switzerland, Brazil, Argentina), Platinum-CAN (Canada), and EPOXI (EU), are enrolling mpox patients. Given the STOMP and PALM007 results and the design similarities across these mpox trials, the Company believes the ongoing trials are likely to yield similar results.

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

Oral TPOXX®:

For the manufacture of oral TPOXX®, the Company uses the following CMOs: W.R. Grace and Company (“Grace”), which acquired the assets of Albemarle's Fine Chemistry Services Business in 2021; Microsize, formerly known as Powdersize, LLC and renamed following a change of control transaction; Catalent Pharma Solutions LLC (“Catalent”); and Packaging Coordinators, LLC ("PCI").

SIGA has had manufacturing agreements with Grace and a predecessor owner (Albemarle) since 2011.  Pursuant to the current agreement with Grace, which was put in place in 2018 when Albemarle was the owner of the operations that provide services to SIGA, Grace manufactures, tests and supplies active pharmaceutical ingredient (“API”) for use in TPOXX®. The agreement provides that, during the term of the current agreement, SIGA was required to purchase 100% of its internal and external API requirements for TPOXX® from Grace until the later of (i) September 30, 2021 and (ii) such time as SIGA has purchased 12 metric tons of API from Grace under the agreement. As of December 31, 2024, SIGA has purchased more than 12 metric tons of API; as such, SIGA will purchase at least 70% of its internal and external API requirements for TPOXX® from Grace until the end of the term of the agreement (as described below), unless the Company receives an offer to purchase API at a price that Grace is unable to match, in which event SIGA will purchase at least 30% of its internal and external API requirements for TPOXX® from Grace until the Company has fulfilled its delivery obligations under the 19C BARDA Contract. There is no minimum amount of kilograms of API that must be used or acquired by SIGA. Pricing for API is at a fixed price per kilogram, subject to adjustment for increases in raw material costs and/or general manufacturing costs. On September 30, 2024, the contract term automatically renewed for a one-year term.

Microsize micronizes and tests API for use in oral TPOXX®. The Company’s agreement with Microsize's predecessor was amended on January 11, 2019. The amended term ends on the tenth anniversary of the amendment date.

Catalent granulates, encapsulates, and tests oral TPOXX®. In addition, Catalent provides services related to commercial stability testing of drug product and preparation for tabulated stability and trend analysis for each time point. The Company’s agreement with Catalent had an initial term that ended on June 28, 2021. Thereafter, this agreement became subject to automatic three year renewals. As such, until June 28, 2027, SIGA will purchase all of its requirements for bulk product for oral TPOXX® under the 19C BARDA Contract from Catalent.

PCI provides packaging services in connection with oral TPOXX®. Additionally, PCI has contracted with the Company to provide packaging services in connection with the intravenous formulation of TPOXX®. The Company’s agreement with PCI had an initial term that ended on March 1, 2022. Since March 2022, this agreement has automatically renewed for successive one-year periods.

Intravenous (IV) formulation of TPOXX®:

For the manufacture of IV TPOXX® under the BARDA Contract, the Company has agreed to use the following CMOs: Roquette America, Inc. (“Roquette”); Patheon Manufacturing Services LLC (“Patheon”); and PCI.

Roquette provides an excipient used in the manufacturing of IV TPOXX®. The Company's agreement with Roquette has no minimum amount of manufacturing services that must be used. The Company’s agreement with Roquette had an initial term that ended on December 31, 2023. Thereafter, this agreement automatically renews on a year-by-year basis unless either party provides four months’ notice of its desire to terminate the agreement prior to the expiration of the term. The Company did not provide notice nor receive notice of termination. As such, the agreement automatically extended on December 31, 2024 to December 31, 2025.

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

Corporate Responsibility and Sustainability

SIGA focuses on the health security market and seeks to advance global health through its development and commercial activities, which include (i) delivering medical countermeasures to governments and/or non-governmental organizations ("NGOs") so that governments and/or NGOs can cost-effectively stockpile treatments for potential public health emergencies and (ii) donating therapies to NGOs to treat patients with serious infectious diseases in developing countries or those who are being treated on a compassionate basis and/or within clinical trials.

Market for Medical Countermeasures for Biological Threats

The market for medical countermeasures reflects continued awareness of the risks and threats of biological outbreaks, including such outbreaks related to global terror and biowarfare activity. The U.S. Government is the largest source of development and procurement funding for academic institutions and biopharmaceutical companies conducting medical countermeasure research or developing vaccines, anti-infectives and immunotherapies directed at potential agents of bioterror or biowarfare. For the U.S. Government's fiscal year ended September 30, 2024, the budget for annual spending by the U.S. Department of Health and Human Services ("HHS") for activities related to advanced development and procurement of medical countermeasures for biodefense-related biological threats to civilian populations was more than $2.5 billion.

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

General

With respect to U.S. Government contracts, we receive cash payments on a monthly basis, as services are performed or goods are purchased. Amounts under contracts, including grant agreements, are not guaranteed because those contracts can be canceled at any time for reasons such as non-performance or convenience of the U.S. Government and, if canceled, we will not receive funds for additional work under the contracts. With respect to international government contracts, we receive cash payments based on the terms of the contract or, for certain contracts entered into by Meridian prior to June 1, 2024, the terms contained within the International Promotion Agreement with Meridian, under which Meridian collects payments from foreign governments.

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

Human Capital Resources

As of February 14, 2025, we had 46 full-time employees. None of our employees are covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.  Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants with the overall goal of having an employee base that embraces teamwork and shares a focus for using each person’s individual skills, experience and expertise in order to develop and maximize the value of corporate assets, and achieve long-term revenue and earnings growth.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of February 1, 2025, the TPOXX® patent portfolio has seven patent families consisting of 25 U.S. utility patents, 97 issued foreign patents, one U.S. utility patent application, and 14 foreign patent applications.

The principal and material issued patents covering TPOXX® are described in the table below.

Patent Number	Country	Protection Conferred	Issue Date	Expiration Date
US 7737168	United States	Method of treating orthopoxvirus infection with ST-246	June 15, 2010	September 4, 2031
US 8039504	United States	Pharmaceutical compositions and unit dosage forms containing ST-246	October 18, 2011	July 23, 2027
US 9233097	United States	Liquid Pharmaceutical formulations containing ST-246	January 12, 2016	August 2, 2031
US 9339466	United States	Certain polymorph of ST-246, method of preparation of the polymorph and pharmaceutical compositions containing the polymorph	May 17, 2016	March 23, 2031
US 9546137	United States	Methods of preparing ST-246	January 17, 2017	August 14, 2033
US 9744154	United States	Polymorphic forms of ST-246 and methods of preparation	August 29, 2017	March 23, 2031

US 9862683	United States	Methods of preparing Tecovirimat	January 9, 2018	August 14, 2033
US 9670158	United States	Amorphous Tecovirimat preparation	June 6, 2017	July 11, 2034
US 9889119	United States	Amorphous Tecovirimat preparation	February 13, 2018	July 11, 2034
US 9907859	United States	ST-246 liquid formulations and methods	March 6, 2018	August 2, 2031
US 10029985	United States	Methods of preparing Tecovirimat	July 24, 2018	August 14, 2033
US 10045963	United States	Amorphous Tecovirimat preparation	August 14, 2018	July 11, 2034
US 10045964	United States	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 14, 2018	March 23, 2031
US 10124071	United States	ST-246 liquid formulations and methods	November 13, 2018	August 2, 2031
US 10155723	United States	Methods of preparing Tecovirimat	December 18, 2018	August 14, 2033
US 10406137	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	September 10, 2019	March 23, 2031
US 10406103	United States	Rehydration of micronized Tecovirimat monohydrate	September 10, 2019	November 14, 2034
US 10576165	United States	Liquid Pharmaceutical formulations containing ST-246	March 3, 2020	August 2, 2031
US 10864282	United States	Methods of preparing liquid formulations containing ST-246	December 15, 2020	August 2, 2031
US 10662155	United States	Methods of preparing Tecovirimat	May 26, 2020	August 14, 2033
US 10716759	United States	Rehydration of micronized Tecovirimat monohydrate	July 21, 2020	November 14, 2034
US 10933050	United States	Certain polymorphs of ST-246 and pharmaceutical compositions containing the polymorphs	March 2, 2021	March 23, 2031
US 11433051	United States	ST-246 suspension formulations	September 6, 2022	November 27, 2039
US 11779566	United States	ST-246 suspension formulations	October 10, 2023	February 15, 2037
US 11890270	United States	Methods of treating orthopoxvirus using a certain polymorph	February 6, 2024	March 23, 2031
SG 184201	Singapore	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 22, 2015	March 23, 2031
SG 10201506031U	Singapore	ST-246 liquid formulations and methods	June 11, 2021	August 2, 2031
RU 2578606	Russian Federation	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	March 27, 2016	March 23, 2031
OA 16109	OAPI ^/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	October 31, 2013	March 23, 2031
NZ 602578	New Zealand	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	December 2, 2014	March 23, 2031
MX 326231	Mexico	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 11, 2014	April 23, 2027
MX 348481	Mexico	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	June 15, 2017	April 23, 2027
MX 347795	Mexico	ST-246 liquid formulations and methods	May 15, 2017	August 2, 2031
MX 361428	Mexico	Polymorphic forms of ST-246 and methods of preparation	December 6, 2018	March 23, 2031
MX 363189	Mexico	Use of pharmaceutical compositions containing ST-246	March 14, 2019	April 23, 2027
MX 368106	Mexico	ST-246 liquid formulations and methods	September 19, 2019	August 2, 2031
KR 101868117	Korea	ST-246 liquid formulations and methods	June 8, 2018	August 2, 2031
JP 5898196	Japan	Liquid Pharmaceutical formulations containing ST-246	March 11, 2016	August 2, 2031
JP 6018041	Japan	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 7, 2016	March 23, 2031
JP 6188802	Japan	Methods of preparing Tecovirimat	August 10, 2017	August 14, 2033
JP 6444460	Japan	Methods of preparing Tecovirimat	December 7, 2018	August 14, 2033
JP 6564514	Japan	Methods of preparing Tecovirimat	August 2, 2019	August 14, 2033

JP 6594303	Japan	Rehydration of micronized Tecovirimat monohydrate	October 4, 2019	November 14, 2034
JP 6843616	Japan	Amorphous Tecovirimat preparation	February 29, 2021	July 11, 2034
JP 7074677	Japan	ST-246 suspension formulations	May 24, 2022	February 15, 2037
JP 7297858	Japan	ST-246 suspension formulations	June 16, 2023	February 15, 2037
BR 112012023743-8	Brazil	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 18, 2020	March 23, 2031
BR 112013002646-4	Brazil	Liquid Pharmaceutical formulations containing ST-246	January 4, 2022	August 2, 2031
CN 2011800245893	China	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	August 26, 2015	March 23, 2031
CN 2013800429237	China	Methods of preparing Tecovirimat	June 20, 2017	August 14, 2033
CN 2017103075357	China	Methods of preparing Tecovirimat	March 6, 2020	August 14, 2033
CN 2014800653387	China	Rehydration of micronized Tecovirimat monohydrate	February 7, 2020	November 14, 2034
CN 202010101449	China	Methods of preparing Tecovirimat	June 20, 2023	August 14, 2033
CA 2685153	Canada	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	December 16, 2014	April 23, 2027
CA 2866037	Canada	Chemicals, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	May 16, 2017	April 23, 2027
CA 2807528	Canada	Liquid Pharmaceutical formulations containing ST-246	September 25, 2018	August 2, 2031
CA 2966466	Canada	Use of ST-246 to treat orthopoxvirus infections	August 25, 2020	April 23, 2027
CA 2882506	Canada	Methods of preparing Tecovirimat	October 20, 2020	August 14, 2033
CA 2793533	Canada	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	February 26, 2019	March 23, 2031
CA 2917199	Canada	Amorphous Tecovirimat preparation	August 31, 2021	July 11, 2034
CA 2930461	Canada	Rehydration of micronized Tecovirimat monohydrate	August 16, 2022	November 14, 2034
CA 3090294	Canada	Methods of preparing Tecovirimat	January 24, 2023	August 14, 2033
CA 3128535	Canada	Amorphous Tecovirimat preparation	October 15, 2024	July 11, 2034
AU 2011232551	Australia	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	February 26, 2015	March 23, 2031
AU 2011285871	Australia	Liquid Pharmaceutical formulations containing ST-246	August 6, 2015	August 2, 2031
AU 2013302764	Australia	Methods of preparing Tecovirimat	April 5, 2018	August 14, 2033
AU 2014290333	Australia	Amorphous Tecovirimat preparation	February 21, 2019	July 11, 2034
AU 2014353235	Australia	Rehydration of micronized Tecovirimat monohydrate	August 22, 2019	November 14, 2034
AU 2018201499	Australia	Methods of preparing Tecovirimat	May 21, 2020	August 14, 2033
AU 2019208252	Australia	Rehydration of micronized Tecovirimat monohydrate	July 2, 2020	November 14, 2034
AU 20172211295	Australia	ST-246 suspension formulations	May 2, 2022	February 15, 2037
AU 2020202894	Australia	Methods of preparing Tecovirimat	July 7, 2022	August 14, 2033
AU 2022202841	Australia	Methods of preparing Tecovirimat	February 1, 2024	August 14, 2033
AU 2022218556	Australia	ST-246 suspension formulations	November 28, 2024	February 15, 2037
AP 3221	ARIPO*/Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and their use in treating orthopoxvirus	April 3, 2015	March 23, 2031
ZA 2012/07141	South Africa	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 29, 2016	March 23, 2031
ZA 2013/00930	South Africa	Liquid Pharmaceutical formulations containing ST-246	November 25, 2015	August 2, 2031
IL 201736	Israel	Pharmaceutical compositions containing ST-246 and one or more additional ingredients and dosage unit forms containing ST-246	October 1, 2016	April 23, 2027
IL 236944	Israel	Methods of preparing Tecovirimat	February 1, 2017	August 14, 2033
IL 242665	Israel	Methods of preparing intermediate in the preparation of Tecovirimat	February 1, 2020	April 23, 2027
IL 224430	Israel	Liquid Pharmaceutical formulations containing ST-246	December 27, 2019	August 2, 2031
IL 242666	Israel	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2018	April 23, 2027
IL 221991	Israel	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	October 1, 2019	March 23, 2031
IL 269370	Israel	Compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	December 1, 2020	April 23, 2027
IL 242331	Israel	Amorphous Tecovirimat preparation	March 1, 2021	July 11, 2034
IL 244731	Israel	Rehydration of micronized Tecovirimat monohydrate	September 1, 2021	November 14, 2034
IL 282098	Israel	Rehydration of micronized Tecovirimat monohydrate	April 3, 2023	November 14, 2034

IL 260229	Israel	ST-246 suspension formulations	May 2, 2023	February 15, 2037
BE 1638938	Belgium	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029
BE 2549871	Belgium	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
BE 2600715	Belgium	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
CH 2549871	Switzerland	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
CH 2600715	Switzerland	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 2549871	Germany	Polymorphic forms of ST-246	August 22, 2018	March 23, 2036
DE 2887938	Germany	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
DE 2600715	Germany	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
DE 3321253	Germany	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
DE 3021836	Germany	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
DE 3043793	Germany	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
DE 3763702	Germany	Amorphous Tecovirimat preparation	December 13, 2023	July 11, 2034
DK 2549871	Denmark	Polymorphic forms of ST-246	August 22, 2018	March 23, 2031
DK 2600715	Denmark	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
ES 1638938	Spain	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029
FR 2887938	France	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
FR 2549871	France	Polymorphic forms of ST-246	August 22, 2018	March 22, 2036
FR 2600715	France	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031
FR 3321253	France	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
FR 3021836	France	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
FR 3043793	France	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
FR 3763702	France	Amorphous Tecovirimat preparation	December 13, 2023	July 11, 2034
GB 2887938	United Kingdom	Methods of preparing Tecovirimat	January 10, 2018	August 14, 2033
GB 2549871	United Kingdom	Polymorphic forms of ST-246	August 22, 2018	March 22, 2036
GB 2600715	United Kingdom	Liquid Pharmaceutical formulations containing ST-246	December 11, 2019	August 2, 2031

GB 3321253	United Kingdom	Methods of preparing Tecovirimat	February 12, 2020	August 14, 2033
GB 3021836	United Kingdom	Amorphous Tecovirimat preparation	August 27, 2020	July 11, 2034
GB 3043793	United Kingdom	Rehydration of micronized Tecovirimat monohydrate	January 6, 2021	November 14, 2034
GB 3763702	United Kingdom	Amorphous Tecovirimat preparation	December 13, 2023	July 11, 2034
HK 1179824	Hong Kong	Certain polymorphs of ST-246, method of preparation of the polymorphs and pharmaceutical compositions containing the polymorphs	June 21, 2019	March 23, 2031
HK 1184639	Hong Kong	Liquid Pharmaceutical formulations containing ST-246	November 12, 2021	October 28, 2033
IT 502017000078377	Italy	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029
NL 1638938	Netherlands	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 17, 2029
SE 1638938	Sweden	Compounds, compositions and methods for treatment and prevention of orthopoxvirus infections and associated diseases	April 12, 2017	June 18, 2029

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

In addition to the patents listed in the above chart, the principal and material patent applications covering TPOXX® include patent filings in multiple jurisdictions, including the United States, Europe, Asia, and other commercially significant markets. We hold 15 patent applications currently pending with respect to various compositions of TPOXX®, methods of manufacturing, and methods of treatment. Expiration dates for pending patent applications, if granted, will fall between 2031 and 2037.

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

Once a product is approved for sale, FDA regulations govern the manufacturing and marketing activities, and a post-marketing testing and surveillance program may be required to monitor a product’s usage and effects. Product approvals may be withdrawn if compliance with regulatory standards is not maintained. Many other countries in which products developed by us may be marketed impose similar regulatory processes.

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

Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the European Medicines Agency (EMA) where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU Member States within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states. On January 10, 2022, the EMA approved SIGA’s Marketing Authorisation Application (MAA) for oral tecovirimat, the same formulation that was approved by the FDA in July 2018 under the brand name TPOXX®. The EMA approval includes labeling for oral tecovirimat indicating its use for the treatment of smallpox, mpox, cowpox, and vaccinia complications following vaccination against smallpox. The MAA was filed under the centralized application process, which, upon approval, enables sales, including procurement for stockpiling, of oral tecovirimat in all EU Member States, as well as Norway, Iceland, and Liechtenstein.

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

Public Readiness and Emergency Preparedness Act

The Public Readiness and Emergency Preparedness Act (the "PREP Act") provides immunity for manufacturers from claims under state or federal law for “loss” arising out of the administration or use of a “covered countermeasure” in the United States. However, injured persons may still bring a suit for “willful misconduct” against the manufacturer under some circumstances. “Covered countermeasures” include security countermeasures and “qualified pandemic or epidemic products,” including products intended to diagnose or treat pandemic or epidemic disease, as well as treatments intended to address conditions caused by such products. For these immunities to apply, the Secretary of HHS must issue a declaration in cases of public health emergency or “credible risk” of a future public health emergency. Since 2007, the Secretary of HHS has issued twelve declarations under the PREP Act to protect from liability countermeasures that are necessary to prepare the nation for potential pandemics or epidemics, including a declaration on October 10, 2008 that provides immunity from tort liability as it relates to smallpox. The PREP Act Declaration for smallpox countermeasures was amended by the Secretary of HHS in 2022 to emphasize that it covers mpox virus, add qualified persons to administer vaccines and therapeutics to address the current public health emergency caused by the 2022 outbreak of mpox cases and the risk of future public health threats arising from orthopoxviruses, and to extend protection from December 31, 2022 to December 31, 2032.

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

Availability of Reports and Other Information

Our internet address is www.siga.com. Our investor relations website is located at https://investor.siga.com. We make available free of charge on our investor relations website under “Financials” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the SEC. They are also available for free on the SEC’s website at www.sec.gov.

We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website, including copies of our Code of Ethics and Business Conduct, Corporate Governance Guidelines, and the charters of the committees of our Board of Directors. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

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

Risks Related to Our Dependence on Government Contracts

Government contracts require ongoing funding decisions by governments. A substantial percentage of our potential future revenues are expected to come from government contracts. The majority of potential revenue under the 19C BARDA Contract, the Company's largest procurement contract, is tied to options all but one of which have been exercised and the remaining option may or may not be exercised at the sole discretion of BARDA. Our inability to obtain a new procurement contract to supply TPOXX® to the U.S. Government could cause our business, financial condition, results of operations and prospects to suffer materially.

Government-funded contracts often consist of standalone procurement orders or a base period of performance followed by options for the performance of certain future activities. The value of goods and services subject to options may constitute the majority of the total value of the underlying contract, as in the case of the 19C BARDA Contract as well as any new contract to continue supplying TPOXX® to the U.S. Government.

The funding of government programs, which fund BARDA’s purchases under the 19C BARDA Contract and are expected to fund any new contract to supply TPOXX® to the U.S. Government, is subject to Congressional appropriations, generally made on a fiscal year basis even though a program may continue for several years. Our government customers are subject to political considerations and budgetary constraints, which result in uncertainties as to continued funding of their ongoing programs, including SIGA’s contracts.

As of December 31, 2024, all but one of the options to which most of the contract value of the 19C BARDA Contract is tied have been exercised. The one remaining option may or may not be exercised in the sole discretion of BARDA. There is no guarantee that the remaining option will be exercised, or if it is exercised, when such exercise will occur. In addition, there is no guarantee that we will be able to enter into a new contract to supply TPOXX® to the U.S. Government, or if we do, whether the potential revenues under such contract will be favorable. If the remaining option under the 19C BARDA Contract is not exercised, or we are unable to enter into a new contract to supply TPOXX® to the U.S. Government on favorable terms, if at all, including because levels of government expenditures and authorizations for biodefense decrease or shift to other programs, changes in the U.S. administration, or for any other reason, our business, financial condition, results of operations and prospects may suffer materially.

Government procurement contracts are mostly set at fixed prices determined at inception of the contract based on estimates of the time, resources and expenses required to perform these contracts. If our estimates are not accurate, we may not be able to earn an adequate return or may incur a loss under these arrangements.

Remaining unexercised options under current government procurement contracts, including the 19C BARDA Contract, are predominately fixed-price. We expect that our future contracts with the U.S. Government and foreign governments for TPOXX®, as well as contracts for other biodefense product candidates, would also be predominantly fixed-price arrangements with potential moderate annual increases. Under a fixed-price contract, we are required to deliver our products at a fixed price determined at the inception of the contract regardless of the actual costs we incur, and to absorb any costs incurred in satisfaction of our obligations. Our failure to secure financial terms, including price, generally consistent with our prior agreements, anticipate significant technical problems, estimate costs accurately or control costs during performance of a fixed-price contract could reduce the profitability of such contract, or if severe, cause a loss, which could in turn negatively affect our operating results.

We expect a substantial percentage of our future operating revenues to come from contracts with the U.S. Government for the provision and maintenance of the stockpile of TPOXX® built under the 19C BARDA Contract. If the U.S. Government does not enter into such a contract, our long-term business, financial condition and operating results could be materially harmed.

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

Our business with the U.S. Government, international governments, and any future business with state and local governmental agencies is subject to specific procurement regulations and a variety of other legal and compliance obligations. These laws and rules include those related to procurement integrity, rates and pricing of services and goods to be reimbursed by the U.S. Government, export control, government security regulations, employment practices, protection of the environment, accuracy of records and the recording and reporting of costs, and foreign corrupt practices.  Among the most significant government contracting regulations that affect our business are:

•

the Federal Acquisition Regulation and other agency-specific regulations supplemental to the Federal Acquisition Regulation, which comprehensively regulate the procurement, formation, administration and performance of U.S. Government contracts;

•

the business ethics and public integrity obligations that govern conflicts of interest and the hiring of former government employees, restrict the granting of gratuities and funding of lobbying activities and incorporate other requirements such as the Anti-Kickback Act and the Foreign Corrupt Practices Act ("FCPA"); and

•

export and import control laws and regulations, including laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

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

Generally, government contracts, including the 19C BARDA Contract, contain provisions permitting unilateral termination or modification, in whole or in part, at the government’s convenience. Under general principles of government contracting law, if the government terminates a contract or grant for convenience, the terminated company may recover only its incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract or grant for default, the defaulting company is entitled to recover costs incurred and associated profits on accepted items only and may be liable for excess costs incurred by the government in procuring undelivered items from another source. Our government contracts and grants could be terminated under these circumstances.

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

The development and full commercialization of additional indications for TPOXX® in the U.S., such as use for smallpox post-exposure prophylaxis ("PEP") or treatment of mpox, including the testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries and jurisdictions. We could fail to achieve FDA or other regulatory approval of certain indications of TPOXX®, or there could be delays in such approval of TPOXX®, or the approved labeling for such indications of TPOXX® may differ from expectations. For example, in connection with a potential FDA label expansion of oral TPOXX® for an indication covering PEP, we completed an immunogenicity trial in 2023 and originally targeted a supplemental NDA submission in 2024.  Because samples from that trial are being reanalyzed by the U.S. Centers for Disease Control and Prevention, the Company is now targeting a supplemental NDA submission in the next twelve months.  In addition, in 2024, data reported from two randomized, placebo-controlled clinical trials studying TPOXX® as a potential treatment for mpox, showed that TPOXX® did not demonstrate improved time to full lesion resolution compared to placebo, the primary endpoint in each trial.

Failure to obtain regulatory approval of certain indications for TPOXX® may prevent us from commercializing TPOXX® in the United States for the mpox indication or may prevent us from getting procurement orders from the U.S. Government for the post-exposure prophylaxis indication and may impact other regulatory authorities' future review of other indications of TPOXX®, which in turn, could adversely impact potential sales of TPOXX® in other countries, and such delays or required alterations to regulatory applications could also have a material adverse effect on our future revenue opportunities.

Failure to obtain regulatory approval for new formulations of TPOXX® in the U.S. would prevent us from commercializing TPOXX® in other than the oral and intravenous formulations for smallpox treatment.

We have received FDA approval for the oral and intravenous formulations of TPOXX® in the U.S. for the treatment of smallpox, not the liquid suspension/pediatric formulation or any other formulation. Because pharmaceutical manufacturers are only permitted to commercialize formulations that have received FDA approval (or in other jurisdictions according to their applicable regulatory and legal frameworks), any regulatory or legal setbacks as described above could have an adverse impact on the Company’s ability to sell TPOXX® in other formulations.

Failure to obtain future regulatory approval in additional international jurisdictions could prevent us from marketing our products in certain jurisdictions abroad.

To market our products in certain additional foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and differing manufacturing or labeling requirements. Complying with such requirements may take substantial time prior to approval and delay commercial activities in those jurisdictions.

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval for expanded indications or new formulations of TPOXX®. We may not obtain additional foreign regulatory approvals on a timely basis, if at all. Regulatory approval by the FDA, which we obtained for oral and IV TPOXX®, or by a foreign regulatory authority such as Health Canada, the European Medicines Agency, the Japanese Pharmaceuticals and Medical Devices Agency, and the Medicines and Healthcare Products Regulatory Agency, which we obtained for oral TPOXX®, does not ensure approval by additional regulatory authorities in other foreign countries or jurisdictions or by the FDA for additional indications or new formulations. In addition, failure to obtain approval in one jurisdiction may impact our ability to obtain approvals elsewhere. We may not be able to file for or receive necessary regulatory approvals to commercialize our products in new markets, in which case, our addressable market may be reduced and our ability to realize the full potential of our products and product candidates may be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Risks Related to Commercial and International Activities

Changing political or social factors and opposition, such as protests and potential related litigation, may delay or impair our ability to market TPOXX® and any other biodefense product candidates and may require us to spend time and money to address these issues.

Products developed to treat diseases caused by or to combat the threat of bioterrorism or biowarfare are subject to changing political and social environments. The political and social responses to bioterrorism and biowarfare have been unpredictable and much debated. Changes in political leadership, such as the recent change in the U.S. Presidential administration, as well as changes in the perception of the risk that military personnel or civilians could be exposed to biological agents as weapons of bioterrorism or biowarfare may delay or cause resistance to bringing investigational products to market or limit pricing or purchases of approved products, any of which could materially harm our business.

Lawsuits, protests or other negative publicity may adversely affect the degree of market acceptance of, and thereby limit the demand for, TPOXX® and any biodefense product candidates. In such event, our ability to market and sell such products may be hindered, the commercial success of TPOXX® and other products we develop may be harmed and we may need to expend time, attention and resources addressing such legal or publicity issues, thereby reducing our revenues and having a material adverse impact on us.

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

In addition, the expansion of our international presence may increase certain risks, which include:

•	foreign governments imposing withholding or other taxes on remittances and other payments to us or the amount of any such taxes may increase;

•	potential difficulties enforcing agreements, making product deliveries, satisfying product and process requirements of non-U.S. jurisdictions, collecting receivables and protecting our intellectual property and other assets;

•	regional safety and security considerations;

•	increased costs and risks relating to exportation, shipping and transportation of the Company’s products, including the impact of any trade disputes or other trade barriers, such as the imposition of new or increased tariffs; and

•	increased management and infrastructure costs.

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

We recently reacquired international promotional rights and we may be unable successfully to expand our internal international sales and marketing capabilities or enter into agreements with third parties outside of the U.S..

Pursuant to the International Promotion Agreement described under “Business,” we previously granted a third party, Meridian Medical Technologies ("Meridian") exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in all geographic regions except for the United States (the “Territory”). In June 2024, we reacquired international promotional rights from Meridian. Our ability to maintain existing international customer relationships and contracts as well as generate future international relationships and contracts will depend on our ability to identify, hire and train qualified personnel. At present, we are at the early stages of building out an international marketing organization.

For contracts with international customers that were originated by Meridian in prior years and remain active, the Company is reliant on Meridian to collect payments from such customers, and to remit the Company’s share of such payment to the Company.

Under the terms of the Amended International Promotion Agreement, Meridian remains responsible for collecting payments from customers under certain legacy contracts and remitting such payments to us on a quarterly basis. As a result, we rely on Meridian’s ability to collect and remit payment to us in a timely manner. Meridian could fail to perform such obligations adequately, cease operations abruptly or become insolvent, or our relationships with Meridian may otherwise change adversely. Any of the foregoing could adversely impact our business, financial condition and operating results as a result.

If we are unable to expand our internal sales and marketing capabilities or enter into agreements with third parties with expertise in sales and marketing, we may be unable to expand our sales of TPOXX® or other product candidates in the U.S., including to U.S. customers other than the U.S. Government.

In the United States, we currently employ a small, targeted group to support development and business activities related to TPOXX®. We plan to continue our current approach for sales to the U.S. Government of any other biodefense product candidates that we may successfully develop. This approach may prove insufficient to adequately support our development and business activities in the United States.

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

Although TPOXX® is currently stockpiled by certain governments and not sold commercially, in the future we may be required to perform additional clinical trials or change the labeling of TPOXX® if we or others identify side effects after a product is on the market, which could harm future sales of such product.

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

There have been a number of legislative and regulatory proposals in the United States to change the health care system in ways that could affect our pricing of TPOXX® to non-government customers. One significant example of recent legislative action is the Inflation Reduction Act of 2022 (the “IRA”), which was signed into law on August 16, 2022. The IRA, as written, among other changes, gives HHS the ability and authority to directly negotiate with manufacturers the price that Medicare will pay for certain high-priced drugs. The IRA also requires manufacturers of certain Part B and Part D drugs to issue to HHS rebates based on certain calculations and triggers (i.e., when drug prices increase and outpace the rate of inflation). Implementation of the IRA's drug price negotiation provisions began in 2023, and is expected to continue over the next several years. Multiple pharmaceutical manufacturers have challenged the law in court, largely on constitutional grounds. These suits will continue through 2025 and the ultimate effects of such legal challenges are unclear. In addition, there are uncertainties as to the extent to which the IRA and similar frameworks will be implemented under the new U.S. administration. At this time, we continue to evaluate the effect of the IRA on our business operations and financial condition and results as the full impact of the IRA remains uncertain. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Healthcare Reform Act”), substantially changed the way healthcare is financed by both governmental and private insurers and had a substantial effect on the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs like Medicare, reimbursement changes and rules protecting against fraud and abuse, that affect existing healthcare programs. If we are able to charge higher prices to non-government customers than we charge to the U.S. Government, healthcare reform and controls on healthcare spending in the U.S. may nonetheless limit the price we charge for our products and the amounts that we can sell. For example, some of our revenue may be derived from governmental healthcare programs, including Medicare. Furthermore, beginning in 2011, the Healthcare Reform Act imposed a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. Government programs. The Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have an adverse effect on our industry generally, as well as potential future sales and profitability of our current or future products. Additionally, the new U.S. administration may propose or mandate policy changes that create additional uncertainty for our business.

The Company is subject to complex and changing laws and regulations worldwide, which exposes the Company to potential liability, increased cost, and other adverse effects on the Company’s business.

Some laws and regulations governing our business, including the U.S. Foreign Corrupt Practices Act (FCPA) and many other global anti-corruption laws, may hold us liable for the actions of our employees as well as those of our third-party partners.  Although the Company has implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance the Company’s employees, contractors, third parties or agents will not violate such laws and regulations or the Company’s policies and procedures.

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

We have incurred in the past, and could incur net losses in the future, including if the remaining option is not exercised under the 19C BARDA Contract or we fail to enter into a new procurement contract with the U.S. Government.

While we believe our current cash position is strong, our ability to continue to fund future operations will be substantially impacted by remaining cash flows from the 19C BARDA Contract or any new procurement contract with the U.S. Government. If BARDA fails to exercise the remaining option under the 19C BARDA Contract or we fail to enter into a new U.S. Government procurement contract or cash flows from such procurement contract are significantly delayed or significantly different from expectations, or if operating expenses or other expenses meaningfully exceed our expectations or cannot be adjusted accordingly, then our business, financial condition, results of operations and prospects could be materially adversely affected.

Risks Related to Manufacturing, Storage and Our Dependence on Third Parties

If third parties on whom we rely for manufacturing and raw materials of TPOXX®, and managing our inventory, do not perform as contractually required or as we expect, we may not be able to successfully satisfy our obligations under any contracts, including the 19C BARDA Contract and any future U.S. Government procurement contract, and our business would suffer.

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

If a third-party provider fails to comply with applicable laws and regulations, fails to meet expected deadlines, fails to conduct trials in accordance with regulatory requirements or our stated protocols, experiences shortages or delays, or otherwise does not carry out its contractual duties to us, or encounters physical damage or natural disaster or disruptions at its facilities, our ability to meet our obligations under any contract including the 19C BARDA Contract or any future U.S. Government procurement contract, or to develop, obtain approval of and commercialization of other indications of TPOXX® or other drug candidates, could be significantly impaired or delayed. We do not currently have the internal capacity to perform these important functions, and we may not be able to maintain commercial arrangements for these services on reasonable terms.

If third parties on whom we rely for packaging and delivery of our products, are unable to meet the target timing for deliveries to our customers, product revenue recognition may be delayed and our business could suffer.

Additionally, we rely on third-party providers for storing, packaging and delivering certain of our products, including a portion of the stockpile of IV TPOXX® purchased by government under the 19C BARDA Contract that we manage, thereby entrusting such vendor or vendors with the care and handling of a substantial portion of IV TPOXX® inventory. Relying on third parties for storage, packaging and delivery of our products exposes us to risks, including reduced control over timing for delivery and quality assurance. If these third parties experience delays, capacity constraints, quality control problems or other disruptions to their operations, including due to supply chain shortages, natural disasters, health emergencies, pandemics, epidemics, civil unrest, labor disputes, cyber events, trade disputes or other trade barriers, international conflicts or global hostilities, our ability to ship products to our customers could be impaired and we may fail to meet our requirements for timely delivery. Failure to meet our scheduled product deliveries to our customers could cause the loss of sales, delayed revenue recognition or an increase in our costs, which could adversely affect our business, financial condition and results of operations.

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

Manufacturing API and finished drug products, especially in large quantities, is complex. Our products require several manufacturing steps at multiple facilities and involve complex techniques to assure quality and sufficient quantity. Our products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. Slight deviations anywhere in the manufacturing process, including obtaining materials, filling, labeling, packaging, storage, shipping, quality control and testing, some of which all pharmaceutical companies, including SIGA, experience from time to time, may result in lot failures, delay in the release of lots, product recalls or spoilage. Success rates can vary dramatically at different stages of the manufacturing process, which can lower yields and increase costs. We may experience deviations in the manufacturing process that may take significant time and resources to resolve and, if unresolved, may affect manufacturing output and/or cause us to fail to satisfy contractual commitments, lead to delays in our clinical trials or result in litigation or regulatory action. Such actions would hinder our ability to meet contractual obligations and could cause material adverse consequences for our business.

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

•	establishing arrangements on reasonable terms with suppliers and contract manufacturers;

•	manufacturing stable commercial supplies of drug candidates, including availability of raw materials;

•	launching commercial sales of the product or new indication/formulation, whether alone or in collaboration with others; and

•	acceptance of the product or new indication/formulation by potential government customers, public health experts, physicians, patients, healthcare payers and others in the medical community.

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

Before obtaining regulatory approval for the sale of our drug candidates, extensive development is required. The development of a smallpox treatment candidate requires clinical trials to demonstrate safety and animal studies to demonstrate efficacy. Clinical trials and animal studies, and related work, are resource-intensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials or animal efficacy studies will be successful, and interim results of a clinical trial or animal efficacy study do not necessarily predict final results.

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

SIGA exclusively owns its key patent portfolios, which relate to its leading drug product, TPOXX® (also known as ST-246, tecovirimat). As of February 1, 2025, the TPOXX® patent portfolio has seven patent families consisting of 25 U.S. utility patents, 97 issued foreign patents, one U.S. utility patent application, and 14 foreign patent applications. With FDA regulatory approval of oral TPOXX® in July 2018, we were awarded seven years of regulatory exclusivity by the U.S. Patent and Trademark Office based on orphan drug designation for the product. Such protection is separate from, and in addition to, our patent and other intellectual property rights and provides for exclusivity to July 2025.

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

Our directors, executive officers and beneficial owners of more than 5% of our common stock ("principal stockholders") beneficially own a significant percentage of our common stock. As a result, these stockholders, if acting together, have the ability to influence the outcome of corporate actions requiring stockholder approval. Additionally, this concentration of ownership may have the effect of delaying or preventing a change of control of SIGA. As of February 14, 2025, directors, executive officers and principal stockholders (excluding institutional and retail investors) beneficially owned approximately 35% of our outstanding common stock. In addition to owning common stock of the Company, directors and certain executive officers have the right to acquire additional stock through the exercise or conversion of certain securities.

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

The COVID-19 pandemic caused significant societal and economic disruption. The direct and indirect impacts of the pandemic were significant and broad-based, including supply chain disruptions and labor shortages that started during the pandemic and continue to represent business and financial risks.  As such, the Company is continually coordinating with service providers and vendors, in particular third party contract manufacturing organizations that constitute our supply chain, with respect to risks and mitigating actions.

While the Company has not identified or been notified by government customers of impediments to the continued full performance of their government contracts, future global infectious disease outbreaks or climate-related matters could have material adverse impact on the financial condition of the Company and its long-term operating performance.

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

The health security industry is characterized by rapid and significant technological change. Our success will depend on our ability to develop and apply our technologies in the design and development of our product candidates, to establish and maintain a market for our product candidates, and maintain and grow our market for TPOXX®. In addition, there are many companies, both public and private, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions engaged in developing pharmaceutical, health security and biotechnology products. Many of these companies have substantially greater financial, technical, research and development resources, and human resources than us. Competitors may develop products or other technologies that are more effective than TPOXX® or than any products being developed by us, or may obtain FDA approval for products more rapidly than us. Following product approval and commercial launch, such as for TPOXX®, we still must compete in the manufacturing and marketing of such products, areas in which it is very difficult to succeed and in which we are partially dependent on third parties. Many potential competitors have manufacturing facilities and substantial marketing capabilities that may enable such companies to market competing products through existing channels of distribution which could provide a substantial advantage.

Product liability lawsuits could cause us to incur liabilities, which could be substantial, and require us to limit commercialization of any products that we may develop.

Like all pharmaceutical companies, we face an inherent business risk related to the sale of TPOXX® and any other products that we successfully develop and the testing of our product candidates in clinical trials. TPOXX® is currently identified as a covered countermeasure under the PREP Act declaration issued in October 2008, as amended, which provides us with substantial immunity with respect to the manufacture, administration or use of TPOXX®. Under the 19C BARDA Contract, the U.S. Government should indemnify us against claims by third parties for death, personal injury and other damages related to TPOXX®, including reasonable litigation and settlement costs, to the extent that the claim or loss results from specified risks not covered by insurance or caused by our grossly negligent or criminal behavior. There is no assurance that any future U.S. Government contracts will include a comparable indemnification provision. In addition, the collection process under the PREP Act can be lengthy and complicated, and there is no guarantee that we would be able to recover these indemnifiable amounts from the U.S. Government.

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

We currently have product liability insurance with coverage we believe is adequate to protect against potential product liability claims. Product liability insurance is difficult to obtain and increasingly expensive. Should we face claims, we may not be able to maintain insurance coverage at a reasonable cost and we may not be able to maintain or obtain insurance coverage that will be adequate to satisfy any liability that may arise.

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

We rely upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team, including our Chief Executive Officer, Chief Scientific Officer, Chief Financial Officer, and other key employees. Our success is dependent upon our personnel and our ability to recruit, retain and train high quality employees. We must continue to recruit, retain and motivate management and other employees sufficient to maintain our current business and support our projected growth. The loss of services of any members of our key management team could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our information technology policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. The Company’s Chief Information Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. Our Chief Information Officer has over a decade of experience leading cybersecurity oversight, and others on our IT security team have cybersecurity experience and certifications. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and engage external resources and advisors as needed. All employees are required to complete cybersecurity trainings each month through online trainings and simulations.

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

To date, risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations, or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our Company. For more information about the cybersecurity risks we face, see the risk factor entitled “Our business and operations would suffer in the event of a significant computer system failure, cyber-attack or deficiency in our cyber-security” in Item 1A. Risk Factors.

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

Item 2. Properties

Our offices are located in New York, NY, and Corvallis, Oregon. In May 2017, we entered into a new 10-year lease with a related party to let 3,200 square feet in New York, NY to serve as our corporate headquarters. For more information about the lease, see Note 13. Related Party Transactions, to the consolidated financial statements.

In Corvallis, we lease approximately 10,276 square feet. Until its expiration on December 31, 2017, this facility was leased under an amended lease agreement signed in January 2007, and most recently changed through an addendum in April 2015. On November 3, 2017 we entered into a new lease for the same space which was scheduled to expire in December 2019. In the second quarter of 2019, we exercised the first renewal option which was scheduled to expire in December 2021. In the second quarter of 2021, we exercised the second renewal option, which extended the lease expiration date to December 31, 2024. In the second quarter of 2024, we entered into an additional addendum, which extended the lease expiration date to December 31, 2026.

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

There were 34 holders of record as of February 14, 2025. We believe that the number of beneficial owners of our common stock is substantially greater than the number of record holders, because a large portion of common stock is held in broker “street names.”

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

The Company did not repurchase any equity securities during the fourth quarter ended December 31, 2024.

There were no unregistered sales of equity securities during the fiscal year ended December 31, 2024 that have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K.

Performance Graph

The following line graph compares the cumulative total stockholder return through December 31, 2024, assuming reinvestment of dividends, by an investor who invested $100 on December 31, 2019 in each of (i) our common stock; (ii) the Nasdaq Composite; and (iii) the Nasdaq Biotech Composite.

	2019	2020	2021	2022	2023	2024
SIGA Technologies, Inc.	$100	$152	$158	$164	$135	$159
NASDAQ Composite Index	$100	$144	$174	$117	$167	$215
NASDAQ Biotech Composite Index	$100	$126	$125	$111	$115	$114

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Refer to Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (filed with the SEC on March 12, 2024) for additional discussion of our financial condition and results of operations for the year ended December 31, 2023, as well as our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a commercial-stage pharmaceutical company. The Company sells its lead product, TPOXX® (“oral TPOXX®,” also known as "tecovirimat," "Tecovirimat SIGA," or "TEPOXX (tecovirimat)" in certain international markets), to the U.S. Government and international governments (including government affiliated entities). In certain international markets, the Company may sell TPOXX® through a distributor. Additionally, the Company sells the intravenous formulation of TPOXX® ("IV TPOXX®") to the U.S. Government.

TPOXX® is an antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved oral TPOXX® for the treatment of smallpox. The Company has been delivering oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile") since 2013.

On May 18, 2022 the FDA approved IV TPOXX® for the treatment of smallpox.

In addition to being approved by the FDA, oral TPOXX® (tecovirimat) has received regulatory approval from the European Medicines Agency ("EMA"), Health Canada, the Medicines and Healthcare Products Regulatory Agency ("MHRA") of the United Kingdom, and most recently, in December 2024, the Japanese Pharmaceuticals and Medical Devices Agency ("PMDA"). The EMA, MHRA and PMDA approved oral TPOXX® for the treatment of smallpox, monkeypox ("mpox"), cowpox, and vaccinia complications following vaccination against smallpox. Health Canada approved TPOXX® for the treatment of smallpox.

With respect to the regulatory approvals by the EMA, PMDA, MHRA and Health Canada, oral tecovirimat represents the same formulation approved by the FDA in July 2018 under the brand name TPOXX®.

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company has completed an immunogenicity trial and an expanded safety trial. The timing of a potential submission of a supplemental New Drug Application to the FDA (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX® will be based on the results of ongoing sample analyses from the immunogenicity trial; the Company is currently targeting a Supplemental NDA submission in the next twelve months.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development for a pediatric formulation, and procurement activities. As of December 31, 2024, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $519.6 million of payments are related to exercised options and up to approximately $31.2 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2024, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $25.3 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of December 31, 2024, provide for payments up to approximately $519.6 million. As of December 31, 2024, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.5 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2024, a cumulative total of $396.9 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted, of which approximately $15 million was delivered in the first quarter of 2024, approximately $8 million was delivered in the third quarter of 2024, and approximately $51 million was delivered in the fourth quarter of 2024; a cumulative total of $25.4 million of IV FDP has been delivered to the Strategic Stockpile and accepted, of which approximately $17 million of revenue (including recognition of deferred revenue) was recorded in the second quarter of 2024 and approximately $8 million of revenue (including recognition of deferred revenue) was recorded in the fourth quarter of 2024; $10.3 million has been received for the manufacture of IV BDS (such amount is recorded as deferred revenue); and the Company has been cumulatively reimbursed $9.4 million in connection with post-marketing activities for oral and IV TPOXX®.

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

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million with the U.S. Department of Defense ("DoD"). Sales consist mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

In 2023, the Company had sales of approximately $11 million with the DoD. Sales consist of delivery of oral TPOXX®.

Over the past three years, the Company has received three procurement contracts from the DoD, including a $9 million contract in August 2024, which has been fulfilled.

International Sales Activity

In the year ended December 31, 2024, the Company had international sales of $23.0 million consisting of deliveries of oral TPOXX® to 13 countries. For international sales in the first and second quarters, Meridian Medical Technologies ("Meridian") was the counterparty to contracts under which the sales were made (see discussion and definition below regarding International Promotion Agreement). For international sales in the third and fourth quarters, the Company was the counterparty to the contracts under which the sales were made.

In the year ended December 31, 2023, the Company had international sales of $21.3 million consisting of deliveries of oral TPOXX® to seven countries.

International Promotion Agreement

Under the terms of the current International Promotion Agreement, which was amended on March 27, 2024, and effective June 1, 2024, and further amended on August 30, 2024, the Company has primary responsibility for the advertising, promotion and sale of oral TPOXX® in all geographic regions. Meridian has limited, non-exclusive rights to advertise, promote, offer for sale and sell oral TPOXX® in the European Economic Area, Australia, Japan, Switzerland, the United Kingdom and the Association of Southeast Asian Nations and its member states (collectively, the “Current Territory”). Meridian also performs non-promotional activities under specified contracts with third parties entered into prior to June 1, 2024, that provide for the sale of oral TPOXX® in the Current Territory. The International Promotion Agreement entitles Meridian to receive a fee equal to a high single digit percentage of collected proceeds (whether collected by Meridian or the Company), net of certain expenses, of sales of oral TPOXX® in the Current Territory in the field of use specified in the International Promotion Agreement. The International Promotion Agreement has a fixed term that expires on May 31, 2026, with no automatic renewal.

Under the terms of the original International Promotion Agreement ("Pre-amendment International Promotion Agreement"), which had an initial term that expired on May 31, 2024, Meridian had been granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian agreed not to commercialize any competing product, as defined in the Pre-amendment International Promotion Agreement, in the specified field of use in the Territory. Under the Pre-amendment International Promotion Agreement, as well as the current International Promotion Agreement, SIGA has always retained ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, also retained sales and marketing rights with respect to oral TPOXX®. SIGA’s consent is required prior to the entry by Meridian into any sales arrangement pursuant to the International Promotion Agreement.

Sales to international customers pursuant to the Pre-amendment International Promotion Agreement were invoiced and collected by Meridian, and such collections were remitted, less Meridian's fees, to the Company under a quarterly process specified in the Pre-amendment International Promotion Agreement; and Meridian was entitled to a specified percentage of the collected proceeds of sales of oral TPOXX®, net of certain expenses, for calendar years in which customer collected amounts net of such expenses were less than or equal to a specified threshold, and to a higher specified percentage of such collected net proceeds for calendar years in which such net collected amounts exceeded the specified threshold. Subsequent to June 1, 2024, only specified procurement contracts for the Current Territory entered into prior to June 1, 2024, continue to involve Meridian invoicing and collecting proceeds, and retaining a fee pursuant to the International Promotion Agreement.

Mpox

In connection with the 2022 response to a global mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. The purpose of these randomized clinical trials is to seek to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease. As of December 31, 2024, two of the randomized, placebo-controlled clinical trials reported preliminary topline results: a randomized, placebo-controlled clinical trial in the Democratic Republic of the Congo ("DRC") known as PALM 007 (Tecovirimat for Treatment of Monkeypox Virus - NCT05559099), which is funded and sponsored by the National Institutes of Health's (NIH) National Institute of Allergy and Infectious Diseases (NIAID); and the Study of Tecovirimat for Human Mpox Virus (STOMP) clinical trial (NCT05534984), which is a randomized, placebo-controlled, double-blind study sponsored and funded by NIAID to evaluate the safety and efficacy of tecovirimat for the treatment of people with laboratory-confirmed or presumptive mpox disease that included enrollees from Argentina, Brazil, Japan, Mexico, Peru, Thailand, and the United States. The PALM 007 study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution within 28 days post-randomization for patients in the DRC with mpox who received TPOXX® compared to patients who received placebo. Some improvement versus placebo was observed in patients receiving TPOXX® whose symptoms began seven days or fewer before randomization and patients with severe or grave disease, defined by the World Health Organization (WHO) as having 100 or more skin lesions, however the significance of these data have not been established. An interim analysis of data from the STOMP study showed that TPOXX® did not demonstrate efficacy in time to skin and mucosal lesion resolution compared to placebo in patients with mild to moderate clade II mpox. Based on this result and additional analyses, the study Data Safety and Monitoring Board (DSMB) recommended to stop enrolling patients in the randomized arms of the study. NIAID accepted this recommendation and subsequently decided to take a similar action in the open label arm of this study, which included severe and at-risk of developing severe disease patients. Data analysis is not yet complete for primary endpoint subgroups and detailed secondary and exploratory endpoints. In both studies, TPOXX® exhibited a safety profile comparable to placebo. These safety results are consistent with prior studies and further support the strong safety profile that has been observed with tecovirimat over the past 15 years.

Three randomized clinical trials, UNITY (Switzerland, Brazil, Argentina), Platinum-CAN (Canada), and EPOXI (EU), are enrolling mpox patients. Given the STOMP and PALM007 results and the design similarities across these mpox trials, the Company believes these ongoing trials are likely to yield similar results.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract ultimately valued at approximately $27 million from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). As of December 31, 2023, the Company invoiced the full amount of available funding, and as a result, there is no remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract. Revenue from the performance obligation under the PEP Label Expansion R&D Contract was recognized over time using an input method using costs incurred to date relative to total estimated costs at completion.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

Critical Accounting Estimate

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimate is revenue recognition over time.

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

Results of Operations for the Years ended December 31, 2024 and 2023

Revenues from product sales and supportive services for the years ended December 31, 2024 and 2023 were $133.3 million and $130.7 million, respectively. Such revenues for the year ended December 31, 2024 include $73.9 million of oral TPOXX® sales and $26.2 million of IV TPOXX® sales to the U.S. Government under the 19C BARDA Contract; $23.0 million related to international sales of oral TPOXX®; and approximately $10.1 million of oral TPOXX® sales to the DoD. Such revenues for the year ended December 31, 2023 include $97.9 million of oral TPOXX® sales to the U.S. Government under the 19C BARDA Contract; $21.3 million related to international sales of oral TPOXX®; and approximately $10.7 million of oral TPOXX® sales to the DoD.

Revenues from research and development activities for the years ended December 31, 2024 and 2023, were $5.4 million and $9.2 million, respectively. The revenues for the year ended December 31, 2024, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The revenue for the year ended December 31, 2023, were mostly earned in connection with performance of research and development activities under the PEP Label Expansion R&D Contract and the 19C BARDA Contract. The decrease of $3.8 million of revenue is related to the completion of billable activities under the PEP Label Expansion R&D Contract in 2023.

Cost of sales and supportive services for the years ended December 31, 2024 and 2023 were $31.3 million and $17.8 million, respectively. Such costs in 2024 were primarily associated with the manufacture and delivery of oral TPOXX® courses to the U.S. Government, DoD and various international customers as well as the manufacture and delivery of IV TPOXX® courses to the U.S. Government. Such costs in 2023 were associated with the manufacturing and delivery of oral TPOXX® to the U.S. Government as well as various international countries. The difference in costs between years is primarily due to the inclusion of IV TPOXX® in 2024 sales; manufacturing costs for IV TPOXX® are significantly higher than manufacturing costs for oral TPOXX®.

Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 were $25.1 million and $22.0 million, respectively. The increase of $3.1 million reflects higher compensation expense, including stock-based compensation, associated with the hiring of multiple executive officers in 2024.

Research and development expenses were $12.3 million for the year ended December 31, 2024, a decrease of approximately $4.1 million from the $16.4 million incurred during the year ended December 31, 2023. The decrease is primarily attributable to lower direct vendor-related expenses incurred in connection with a decrease in activities under the PEP Label Expansion R&D Contract, partially offset by an increase in compensation expense in connection with new hires.

Other income, net for the years ended December 31, 2024 and 2023 was $6.1 million and $4.2 million, respectively. The increase relates to interest income earned on cash and cash equivalents as the average cash balance during the year ended December 31, 2024 was higher than in 2023. Additionally, the average investment return rates in the year ended December 31, 2024 were higher than those in 2023.

For the year ended December 31, 2024, we recognized a tax provision of $16.9 million on pre-tax income of $76.1 million. Our effective tax rate for the year ended December 31, 2024 was 22.2% and differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), shortfalls on stock-based compensation, and state and local taxes.

For the year ended December 31, 2023, we recognized a tax provision of $19.7 million on pre-tax income of $87.8 million. Our effective tax rate for the year ended December 31, 2023 was 22.5% and differs from the statutory rate of 21% primarily as a result of non-deductible executive compensation under IRC Section 162(m), and state and local taxes.

Liquidity and Capital Resources

As of December 31, 2024, we had $155.4 million in cash and cash equivalents, compared with $150.1 million at December 31, 2023. We believe that our liquidity and capital resources will be sufficient to meet our anticipated requirements for at least the next twelve months from the issuance of these financial statements.

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

Net cash provided by operations for the years ended December 31, 2024 and 2023 was $48.8 million and $94.8 million, respectively.  For the year ended December 31, 2024, net cash increase from operations is due to the receipt of approximately $122.5 million from sales of oral and IV TPOXX® to the U.S. Government and international customers, of which approximately $102 million relates to 2024 sales and the remainder to collection of accounts receivable on the December 31, 2023 balance sheet, partially offset by the payment of approximately $30 million of income taxes as well as the use of cash for customary operating activities. For the year ended December 31, 2023, the receipt of substantially all of the $45 million of accounts receivable as of December 31, 2022, the receipt of approximately $111 million of 2023 product sales of oral TPOXX®, as well as approximately $10 million received in connection with IV BDS deferred revenue was partially offset by the use of cash to proactively build inventory, and for operating activities.

On December 31, 2024 and 2023, our accounts receivable balance was approximately $21.2 million (which includes approximately $0.5 million of unbilled receivables) and $21.1 million, respectively. Our accounts receivable balance as of December 31, 2024 primarily reflects sales of oral TPOXX® to various international countries and the DoD, of which approximately $20.1 million was received by the Company through the end of February 2025. The remaining amounts of the receivable balance are expected to be collected during the first or second quarter of 2025. Our accounts receivable balance as of December 31, 2023 primarily reflected sales of oral TPOXX® to the U.S. Government under the 19C BARDA Contract as well as various international countries, of which approximately $11.2 million was received by the Company through the end of February 2024. The remaining amounts of the receivable balance were collected during the second quarter of 2024.

Investing Activities

We used $42,450 and $21,686 for capital expenditures for the years ended December 31, 2024 and 2023, respectively.

Financing Activities

Cash used in financing activities for the years ended December 31, 2024 and 2023 was $43.5 million and $43.4 million, respectively. For the year ended December 31, 2024, we paid a special dividend of approximately $42.7 million as well as approximately $0.8 million associated with the payment of tax obligations for employee common stock tendered. For the year ended December 31, 2023, we paid a special dividend of approximately $32.1 million. In addition, we purchased approximately 1.7 million shares of common stock for approximately $11.0 million.

Future Cash Requirements

As of December 31, 2024, we have outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $2.4 million.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SIGA Technologies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of SIGA Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company’s revenue was $138.7 million for the year ended December 31, 2024. The Company’s performance obligations are satisfied at a point in time or over time as work progresses. As disclosed by management, revenue connected with performance obligations related to product delivery and supportive services are recognized at a point in time. The Company’s revenue related to current research and development performance obligations is recognized over time, because the customer simultaneously receives and consumes the benefits provided by the services as the Company performs these services. Management recognizes revenue related to these services based on the progress toward complete satisfaction of the performance obligation and measures this progress under an input method, which is based on the Company’s cost incurred relative to total estimated costs.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue at the transaction price once the performance obligations are satisfied. These procedures also included, among others (i) testing the completeness, accuracy and occurrence of product sales and supportive services revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, invoices, shipping and delivery documents and subsequent cash receipts; (ii) for research and development revenue, testing management’s process for determining the estimated costs to completely satisfy each performance obligation for a sample of contracts by (a) comparing the underlying cost estimates to approved contracts or modifications; (b) comparing the underlying transaction price to original contracts or modifications; and (c) testing actual costs incurred and their eligibility for billing under the respective contracts; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2024.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 11, 2025

We have served as the Company’s auditor since 1997.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

As of

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$155,400,262	$150,145,844
Accounts receivable	21,166,129	21,130,951
Inventory	49,563,880	64,218,337
Prepaid expenses and other current assets	4,914,613	3,496,028
Total current assets	231,044,884	238,991,160

Property, plant and equipment, net	1,298,423	1,331,708
Deferred tax asset, net	10,854,702	11,048,118
Goodwill	898,334	898,334
Other assets	240,683	2,083,535
Total assets	$244,337,026	$254,352,855
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,340,337	$1,456,316
Accrued expenses and other current liabilities	5,640,110	10,181,810
Deferred IV TPOXX® revenue	10,330,800	20,788,720
Income tax payable	8,020,366	21,690,899
Total current liabilities	25,331,613	54,117,745
Other liabilities	3,200,650	3,376,203
Total liabilities	28,532,263	57,493,948
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,404,669 and 71,091,616 issued and outstanding at December 31, 2024 and December 31, 2023, respectively)	7,140	7,109
Additional paid-in capital	238,635,635	235,795,420
Accumulated deficit	(22,838,012)	(38,943,622)
Total stockholders' equity	215,804,763	196,858,907
Total liabilities and stockholders' equity	$244,337,026	$254,352,855

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the Years Ended December 31

	2024	2023	2022
Revenues
Product sales and supportive services	$133,330,181	$130,668,209	$86,661,583
Research and development	5,389,169	9,249,011	24,114,027
Total revenues	138,719,350	139,917,220	110,775,610

Operating expenses
Cost of sales and supportive services	31,289,229	17,825,090	10,432,561
Selling, general and administrative	25,136,050	22,043,023	35,117,241
Research and development	12,310,797	16,427,942	22,525,642
Total operating expenses	68,736,076	56,296,055	68,075,444
Operating income	69,983,274	83,621,165	42,700,166
Gain from change in fair value of warrant liability	—	—	400,663
Other income, net	6,087,116	4,155,508	1,031,903
Income before income taxes	76,070,390	87,776,673	44,132,732
Provision for income taxes	(16,856,174)	(19,707,847)	(10,227,926)
Net and comprehensive income	$59,214,216	$68,068,826	$33,904,806
Basic earnings per share	$0.83	$0.95	$0.46
Diluted earnings per share	$0.82	$0.95	$0.46
Weighted average shares outstanding: basic	71,253,172	71,362,209	72,929,550
Weighted average shares outstanding: diluted	71,905,712	71,679,270	73,546,501

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2024, 2023 and 2022

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2021	73,543,602	$7,354	$226,070,308	$(51,763,255)	$—	$174,314,407
Net income	—	—	—	33,904,806	—	33,904,806
Repurchase of common stock	(1,823,738)	(182)	—	(13,006,149)	—	(13,006,331)
Issuance of common stock upon vesting of RSUs	132,396	13	(13)	—	—	—
Issuance of common stock upon exercise of warrants	824,903	83	6,120,695	—	—	6,120,778
Payment of common stock tendered for employee stock-based compensation tax obligations	(1,973)	—	(12,533)	—	—	(12,533)
Cash dividend ($0.45 per share)	—	—	—	(32,940,395)	—	(32,940,395)
Stock-based compensation	—	—	1,779,310	—	—	1,779,310
Balances, December 31, 2022	72,675,190	$7,268	$233,957,767	$(63,804,993)	$—	$170,160,042
Net income	—	—	—	68,068,826	—	68,068,826
Issuance of common stock upon exercise of stock options	8,672	—	—	—	—	—
Repurchase of common stock (including excise tax)	(1,736,822)	(174)	—	(11,072,337)	—	(11,072,511)
Issuance of common stock upon vesting of RSUs	144,576	15	(15)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	—	—	(214,794)	—	—	(214,794)
Cash dividend ($0.45 per share)	—	—	—	(32,135,118)	—	(32,135,118)
Stock-based compensation	—	—	2,052,462	—	—	2,052,462
Balances, December 31, 2023	71,091,616	$7,109	$235,795,420	$(38,943,622)	$—	$196,858,907
Net income	—	—	—	59,214,216	—	59,214,216
Issuance of common stock	49,940	5	(5)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	(106,029)	(11)	(799,884)	—	—	(799,895)
Issuance of common stock upon vesting of RSUs	369,142	37	(37)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	(43,108,606)	—	(43,108,606)
Stock-based compensation	—	—	3,640,141	—	—	3,640,141
Balances, December 31, 2024	71,404,669	$7,140	$238,635,635	$(22,838,012)	$—	$215,804,763

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31

	2024	2023	2022
Cash flows from operating activities:
Net income	$59,214,216	$68,068,826	$33,904,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other amortization	538,421	538,293	517,643
Gain on change in fair value of warrant liability	—	—	(400,663)
Stock-based compensation	3,640,141	2,052,462	1,779,310
Write down of inventory, net	327,373	579,239	201,472
Deferred income taxes provision (benefit)	193,416	(4,797,733)	(3,827,778)
Deferred IV TPOXX® revenue	(10,457,920)	10,240,000	7,348,720
Changes in assets and liabilities:
Accounts receivable	(35,178)	24,276,009	38,243,490
Inventory	15,342,653	(25,524,485)	(19,964,183)
Prepaid expenses and other assets	(591,303)	(3,011,346)	171,811
Accounts payable, accrued expenses and other liabilities	(5,739,479)	1,996,838	1,533,804
Income tax payable	(13,670,533)	20,381,228	(17,897,370)
Net cash provided by operating activities	48,761,807	94,799,331	41,611,062
Cash flows from investing activities:
Capital expenditures	(42,450)	(21,686)	—
Cash used in investing activities	(42,450)	(21,686)	—
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(799,895)	(214,794)	(12,533)
Repurchase of common stock	—	(11,072,511)	(13,006,331)
Payment of dividend	(42,665,044)	(32,135,118)	(32,940,395)
Cash used in financing activities	(43,464,939)	(43,422,423)	(45,959,259)
Net increase/(decrease) in cash and cash equivalents	5,254,418	51,355,222	(4,348,197)
Cash and cash equivalents at the beginning of period	150,145,844	98,790,622	103,138,819
Cash and cash equivalents at end of period	$155,400,262	$150,145,844	$98,790,622

Supplemental disclosure of cash flows information:
Non-cash lease right-of-use asset and associated liability	$462,686	$—	$—
Conversion of warrant to common stock	$—	$—	$6,120,778
Issuance of common stock	$417,000	$—	$—
Issuance of common stock upon cashless exercise	$—	$87,540	$—
Cash income taxes paid, net	$30,357,747	$3,500,873	$31,372,881

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a commercial-stage pharmaceutical company. The Company sells its lead product, TPOXX® (“oral TPOXX®,” also known as "tecovirimat," "Tecovirimat SIGA," or "TEPOXX (tecovirimat)" in certain international markets), to the U.S. Government and international governments (including government affiliated entities). In certain international markets, the Company may sell TPOXX® through a distributor. Additionally, the Company sells the intravenous formulation of TPOXX® ("IV TPOXX®") to the U.S. Government.

TPOXX® is an antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved the oral formulation of TPOXX® for the treatment of smallpox. The Company has been delivering oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile") since 2013.

On May 18, 2022 the FDA approved IV TPOXX® for the treatment of smallpox.

In addition to being approved by the FDA, oral TPOXX® (tecovirimat) has received regulatory approval from the European Medicines Agency ("EMA"), Health Canada, the Medicines and Healthcare Products Regulatory Agency ("MHRA") of the United Kingdom, and most recently, in December 2024, the Japanese Pharmaceuticals and Medical Devices Agency ("PMDA"). The EMA, MHRA and PMDA approved oral TPOXX® for the treatment of smallpox, monkeypox ("mpox"), cowpox, and vaccinia complications following vaccination against smallpox. Health Canada approved TPOXX® for the treatment of smallpox.

With respect to the regulatory approvals by the EMA, PMDA, MHRA and Health Canada, oral tecovirimat represents the same formulation approved by the FDA in  July 2018 under the brand name TPOXX®.

2. Summary of Significant Accounting Policies

Use of Estimates

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. The most significant estimates are the variables used in the calculation of reported amounts of revenue recognized over time. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. Actual results could differ from these estimates.

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

Collection of certain receivables from international government sales are coordinated through the International Promotion Agreement with Meridian Medical Technologies ("Meridian") (see Note 3), under which Meridian invoices and collects payments from international customers and remits such collections, less Meridian's fees, to the Company under a quarterly process specified in the International Promotion Agreement.

Accounts Receivable

Accounts receivable are recorded net of provisions for doubtful accounts. At December 31, 2024 and 2023, 45% and 53%, respectively, of accounts receivable represent receivables from the U.S. Government. At December 31, 2024, most of the remaining balance in accounts receivable represent receivables from international sales, which include sales to two European governments and a government in the Asia Pacific region. An allowance for doubtful accounts is based on specific analysis of the receivables. At December 31, 2024 and 2023, the Company had no allowance for doubtful accounts.

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

The following table presents changes in the liability-classified warrant:

Fair Value of liability-classified warrant
Warrant liability at December 31, 2021	$6,521,441
Decrease in fair value of warrant liability	(400,663)
Exercise of warrants	(6,120,778)
Warrant liability at December 31, 2022	$—

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. As of December 31, 2024, the Company's active performance obligations, for the contracts outlined in Note 3, consist of the following: four performance obligations relate to research and development services; and four relate to manufacture and delivery of product.

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

Contract Balances. The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of December 31, 2024, the accounts receivable balance in the balance sheet includes approximately $0.5 million of unbilled receivables. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. During the year ended December 31, 2024, the Company recognized revenue of $10.8 million that was included in deferred revenue at the beginning of the period.

Remaining Performance Obligations. Remaining performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. As of December 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations was $92.8 million. With respect to current obligations related to the manufacture and delivery of product, the Company expects such obligations to be mostly recognized as revenues within the next 12 months. With respect to the performance obligations related to research and development services, the Company expects such obligations to be recognized as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and at times outside the Company's control.

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

The fair value of restricted stock unit ("RSU") awards is determined by the value of our common stock and is recognized based on the portion of the requisite service period satisfied as of each valuation date. The fair valuation of the cash-settled awards changes based on changes in our common stock price. The portion of cash-settled RSUs that is recognized based on service period is reflected in accrued expenses and other current liabilities in our consolidated balance sheet. Increases (or decreases) in accrued expenses result in adjustments to earnings for the associated valuation updates.

The fair value of performance based restricted stock unit (“PSU”) awards are based on targets of our stock price. The Company uses a Monte Carlo simulation through a third party on the date of grant to estimate the fair value of the PSUs that are based on market conditions, or market-based PSUs. The compensation expense for PSUs is recognized using an accelerated amortization model.

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

There were no transfers between levels of the fair value hierarchy during 2024 or 2023. As of December 31, 2024 and  December 31, 2023, the Company had approximately $53.5 million and $95.1 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 or Level 3 financial instruments as of  December 31, 2024 or  December 31, 2023.

For the years ended December 31, 2024, 2023 and 2022, interest income of $6.1 million, $4.2 million and $1.0 million, respectively, was included in Other income, net on the Consolidated Statements of Operations and Comprehensive Income.

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

Segment Information

The Company is managed and operated as one business. The entire business is managed by a single management team that reports to the Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"). Refer to Note 11 for further information on the Company's reportable segment.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, may be applied prospectively or retrospectively, and allows for early adoption. These requirements are not expected to have an impact on our consolidated financial statements, but will impact our income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development for a pediatric formulation, and procurement activities. As of December 31, 2024, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $519.6 million of payments are related to exercised options, and up to approximately $31.2 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of December 31, 2024, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $25.3 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of December 31, 2024, provide for payments up to approximately $519.6 million. As of December 31, 2024, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $51.2 million for the manufacture of courses of IV FDP, of which $20.5 million of payments relate to the manufacture of IV BDS to be used in the manufacture of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of December 31, 2024, a cumulative total of $396.9 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted, of which approximately $15 million was delivered in the first quarter of 2024, approximately $8 million was delivered in the third quarter of 2024, and approximately $51 million was delivered in the fourth quarter of 2024; a cumulative total of $25.4 million of IV FDP has been delivered to the Strategic Stockpile and accepted, of which approximately $17 million of revenue (including recognition of deferred revenue) was recorded in the second quarter of 2024 and approximately $8 million of revenue (including recognition of deferred revenue) was recorded in the fourth quarter of 2024; $10.3 million has been received for the manufacture of IV BDS (such amount is recorded as deferred revenue); and the Company has been cumulatively reimbursed $9.4 million in connection with post-marketing activities for oral and IV TPOXX®.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the years ended December 31, 2024 and 2023, the Company recognized revenues of $5.4 million and $3.0 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery and therefore at a point in time for the years ended December 31, 2024 and 2023, was $100.1 million and $97.9 million, respectively.

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million with the U.S. Department of Defense ("DoD"). Sales consist mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

In 2023, the Company had sales of approximately $11 million with the DoD. Sales consist of delivery of oral TPOXX®.

Over the past three years, the Company has received three procurement contracts from the DoD, including a $9 million contract in August 2024, which has been fulfilled.

International Sales Activity

In the year ended December 31, 2024, the Company had international sales of $23.0 million consisting of deliveries of oral TPOXX® to 13 countries. For international sales in the first and second quarters, Meridian was the counterparty to contracts under which the sales were made (see discussion and definition below regarding International Promotion Agreement). For international sales in the third and fourth quarters, the Company was the counterparty to the contracts under which the sales were made.

In the year ended December 31, 2023, the Company delivered, and received acceptance for, approximately $21.3 million of oral TPOXX® to five European countries, one Middle Eastern country, and one Asia Pacific country. Meridian was the counterparty to international contracts under which these sales were made (see discussion and definition below regarding International Promotion Agreement).

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the year ended December 31, 2024, the Company recognized $23.0 million of sales in connection with international contracts. During the year ended  December 31, 2023, the Company recognized $21.3 million of sales in connection with international contracts.

International Promotion Agreement

Under the terms of the current International Promotion Agreement, which was amended on March 27, 2024, and effective June 1, 2024, and further amended on August 30, 2024, the Company has primary responsibility for the advertising, promotion and sale of oral TPOXX® in all geographic regions. Meridian has limited, non-exclusive rights to advertise, promote, offer for sale and sell oral TPOXX® in the European Economic Area, Australia, Japan, Switzerland, the United Kingdom and the Association of Southeast Asian Nations and its member states (collectively, the “Current Territory”). Meridian also performs non-promotional activities under specified contracts with third parties entered into prior to June 1, 2024, that provide for the sale of oral TPOXX® in the Current Territory. The International Promotion Agreement entitles Meridian to receive a fee equal to a high single digit percentage of collected proceeds (whether collected by Meridian or the Company), net of certain expenses, of sales of oral TPOXX® in the Current Territory in the field of use specified in the International Promotion Agreement. The International Promotion Agreement has a fixed term that expires on May 31, 2026, with no automatic renewal.

Under the terms of the original International Promotion Agreement ("Pre-amendment International Promotion Agreement"), which had an initial term that expired on May 31, 2024, Meridian had been granted exclusive rights to market, advertise, promote, offer for sale, or sell oral TPOXX® in a field of use specified in the International Promotion Agreement in all geographic regions except for the United States (the “Territory”), and Meridian agreed not to commercialize any competing product, as defined in the Pre-amendment International Promotion Agreement, in the specified field of use in the Territory. Under the Pre-amendment International Promotion Agreement, as well as the current International Promotion Agreement, SIGA has always retained ownership, intellectual property, distribution and supply rights and regulatory responsibilities in connection with TPOXX®, and, in the United States market, also retained sales and marketing rights with respect to oral TPOXX®. SIGA’s consent is required prior to the entry by Meridian into any sales arrangement pursuant to the International Promotion Agreement.

Sales to international customers pursuant to the Pre-amendment International Promotion Agreement were invoiced and collected by Meridian, and such collections were remitted, less Meridian's fees, to the Company under a quarterly process specified in the Pre-amendment International Promotion Agreement; and Meridian was entitled to a specified percentage of the collected proceeds of sales of oral TPOXX®, net of certain expenses, for calendar years in which customer collected amounts net of such expenses were less than or equal to a specified threshold, and to a higher specified percentage of such collected net proceeds for calendar years in which such net collected amounts exceeded the specified threshold. Subsequent to June 1, 2024, only specified procurement contracts for the Current Territory entered into prior to June 1, 2024, continue to involve Meridian invoicing and collecting proceeds, and retaining a fee pursuant to the International Promotion Agreement.

Research Agreements and Grants

In July 2019, the Company was awarded a multi-year research contract ultimately valued at approximately $27 million from the DoD to support work in pursuit of a potential label expansion for oral TPOXX® that would include post-exposure prophylaxis ("PEP") of smallpox (such work known as the "PEP Label Expansion Program" and the contract referred to as the "PEP Label Expansion R&D Contract"). As of December 31, 2023, the Company invoiced the full amount of available funding, and as a result, there is no remaining revenue to be recognized in the future under the PEP Label Expansion R&D Contract. Revenue from the performance obligation under the PEP Label Expansion R&D Contract was recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the year ended December 31, 2023, the Company, under the PEP Label Expansion R&D Contract, recognized revenue of $6.4 million on an over time basis.

Contracts and grants include, among other things, options that may or may not be exercised at the U.S. Government’s discretion. Moreover, contracts and grants contain customary terms and conditions including the U.S. Government’s right to terminate or restructure a contract or grant for convenience at any time. As such, the Company may not be eligible to receive all available funds.

4. Inventory

Inventory consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Raw materials	$134,535	$8,061,800
Work in-process	40,417,411	53,649,859
Finished goods	9,011,934	2,506,678
Inventory	$49,563,880	$64,218,337

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	450,511	468,937
Furniture and fixtures	347,045	347,045
Operating lease right-of-use asset	4,141,333	3,678,647
	7,358,917	6,914,657
Less-accumulated depreciation	(6,060,494)	(5,582,949)
Property, plant and equipment, net	$1,298,423	$1,331,708

Depreciation and amortization expense on property, plant, and equipment was $0.5 million for each of the years ended December 31, 2024, 2023, and 2022.

6. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following:

	As of
	December 31, 2024	December 31, 2023
Other	$2,429,897	$2,087,379
Professional fees	1,473,956	445,653
Lease liability, current portion	546,820	564,009
Research and development vendor costs	446,412	418,681
Compensation	637,750	3,365,103
Inventory	105,275	3,300,985
Accrued expenses and other current liabilities	$5,640,110	$10,181,810

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

The following is a reconciliation of the basic and diluted earnings (loss) per share computation:

	Year Ended December 31,
	2024	2023	2022
Net income for basic earnings per share	$59,214,216	$68,068,826	$33,904,806
Less: Change in fair value of warrants	—	—	400,663
Net income, adjusted for change in fair value of warrants for diluted earnings per share	$59,214,216	$68,068,826	$33,504,143
Weighted-average shares	71,253,172	71,362,209	72,929,550
Effect of potential common shares	652,540	317,061	616,951
Weighted-average shares: diluted	71,905,712	71,679,270	73,546,501
Earnings per share: basic	$0.83	$0.95	$0.46
Earnings per share: diluted	$0.82	$0.95	$0.46

For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, weighted-average diluted shares include the dilutive effect of in-the-money options and stock-settled RSUs. For the year ended  December 31, 2022, the diluted earnings per share calculation also reflects the effect of the exercise or assumed exercise of outstanding warrants and any corresponding elimination of the impact included in operating results from the change in fair value of the warrants. The dilutive effect of warrants, stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the years ended December 31, 2024, 2023 and 2022 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. For the years ended December 31, 2024, 2023 and 2022, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share was 48,642, 32,660, and 17,388, respectively.

8. Stockholders’ Equity

On December 31, 2024, the Company’s authorized share capital consisted of 620,000,000 shares, of which 600,000,000 are designated common shares and 20,000,000 are designated preferred shares. The Company’s Board of Directors is authorized to issue preferred shares in series with rights, privileges and qualifications of each series determined by the Board. As of December 31, 2024 and 2023, no preferred shares were outstanding or issued.

On August 2, 2021, the Company's Board of Directors authorized a share repurchase program ("Repurchase Authorization") under which the Company could repurchase up to $50 million of the Company's common stock through December 31, 2023. The Company started repurchasing shares under this program in the fourth quarter of 2021. Repurchases under the Repurchase Authorization were made from time to time at the Company's discretion. The timing and actual number of shares repurchased depended on a variety of factors, including: timing of procurement orders under government contracts; alternative opportunities for strategic uses of cash; the stock price of the Company’s common stock; market conditions; alternative capital management uses of cash; and other corporate liquidity requirements and priorities. On December 31, 2023, the Repurchase Authorization expired. As a result, during the year ended  December 31, 2024, the Company did not repurchase any shares. During the year ended December 31, 2023, the Company repurchased approximately 1.7 million shares of common stock under the Repurchase Authorization for approximately $11.0 million. In addition, during the year ended December 31, 2023, the Company recorded approximately $0.1 million of excise tax associated with the repurchase of common stock.

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

For the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense, including stock options and RSUs, of approximately $3.6 million, $2.1 million and $1.8 million, respectively.

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

The fair value of stock options issued under our stock plan have been estimated with the following assumptions:

Year Ended December 31, 2024
Weighted Average Expected Life (in Years)	10
Risk-free Interest Rate	4.1% - 4.2%
Volatility	75.3% - 75.8%
Dividend Yield	0%

A summary of the Company’s stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining Life	Intrinsic
	Options	Price	(in years)	Value
Outstanding at January 1, 2024 (1)	208,584	$6.08
Granted	449,722	5.52
Exercised	—	—
Canceled/Expired	(29,049)	7.99
Outstanding at December 31, 2024	629,257	$5.59	8.43	$556,565
Vested and Expected to Vest at December 31, 2024	629,257	$5.59	8.43	$556,565
Exercisable at December 31, 2024	182,824	$5.83	6.76	$101,202

(1) Balances as of January 1, 2024 differ from those as of December 31, 2023 presented in the Company's 2023 Form 10-K due to the special dividend paid during 2024. In connection with the dividend, the number of options and the weighted average exercise price were adjusted pursuant to the terms of the Company's 2010 Plan.

As of December 31, 2024, the remaining unrecognized stock-based compensation cost related to stock options expected to be recognized is $1.4 million. The total fair value of stock options which vested during the years ended December 31, 2024 and 2023 was approximately $24,964 and $123,000, respectively.

There were no stock options exercised during the years ended December 31, 2024 and December 31, 2022. The stock options exercised during the year ended December 31, 2023 had an intrinsic value of less than $0.1 million. The intrinsic value represents the amount by which the market price of the underlying stock exceeds the exercise price of an option.

Restricted Stock Units

RSUs (including PSUs) awarded to employees vest on schedules of between one year and three years, and RSUs awarded to directors of the Company vest over a one-year period. A summary of the Company’s RSU activity is as follows:

		Weighted
		Average
	Number of	Grant-Date
	RSUs	Fair Value
Outstanding at January 1, 2024 (1)	486,325	$8.56
Granted (2)	558,729	5.51
Vested and released	(428,454)	5.99
Canceled/Expired	(27,100)	6.40
Outstanding at December 31, 2024 (2)	589,500	$5.86

(1) includes 59,312 awards which were settled in cash.

(2) includes 40,075 awards which were expected to be settled in cash.

As of December 31, 2024, $1.7 million of total remaining unrecognized stock-based compensation cost related to RSUs is expected to be recognized over the weighted-average remaining requisite service period of 1.4 years. The weighted average fair value at the date of grant for restricted stock awards granted during the years ended December 31, 2024, 2023 and 2022 was $5.51, $6.14 and $9.40 per share, respectively. Based on the grant date, the total fair value of restricted stock and restricted stock units vested and released during the years ended December 31, 2024, 2023 and 2022 was approximately $2.6 million, $1.9 million and $1.2 million, respectively.

10. Income Taxes

The Company's provision (benefit) for income taxes comprises the following:

	For the year ended December 31,
	2024	2023	2022
Current:
Federal	$16,526,685	$23,698,658	$13,154,619
State and local	131,813	792,477	897,285
Foreign	4,260	14,445	3,800
Total current provision	16,662,758	24,505,580	14,055,704
Deferred:
Federal	294,028	(4,711,556)	(3,818,283)
State and local	(100,612)	(86,177)	(9,495)
Foreign	—	—	—
Total deferred provision (benefit)	193,416	(4,797,733)	(3,827,778)
Total provision	$16,856,174	$19,707,847	$10,227,926

The Company’s deferred tax assets and liabilities comprise the following:

	As of December 31,
	2024	2023
Deferred income tax assets:
State net operating losses	$1,166,400	$1,194,814
Inventory	400,783	777,146
Reserves and accruals	85,716	666,772
Amortization of intangible assets	—	7,852
Share-based compensation	539,738	506,451
Fixed Assets	28,213	34,546
Deferred revenue	2,232,060	2,256,099
Capitalized R&D	7,028,480	6,198,455
Lease liability	294,503	319,074
Other	500,726	514,150
Deferred income tax assets	12,276,619	12,475,359
Less: valuation allowance	(921,456)	(943,903)
Deferred income tax assets, net of valuation allowance	$11,355,163	$11,531,456
Deferred income tax liabilities:
Amortization of goodwill	(194,093)	(192,130)
Property, plant and equipment	—	—
Other	(306,368)	(291,208)
Deferred income tax asset, net	$10,854,702	$11,048,118

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which is inherently uncertain. The Company assesses all available positive and negative evidence to determine if its existing deferred tax assets are realizable on a more-likely-than-not basis. In making such assessment, the Company considered the reversal of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operating results. The ultimate realization of a deferred tax asset is ultimately dependent on the Company's generation of sufficient taxable income within the available net operating loss carryback and/or carryforward periods to utilize the deductible temporary differences. As of December 31, 2024, the Company maintains a full valuation on its state and local net operating losses which the Company determined were not realizable on a more-likely-than-not basis. The Company's valuation allowance decreased by approximately $22,000 during the year ended December 31, 2024.

The benefit for income taxes differs from the expected amount calculated by applying the Company's statutory rate to the income or loss before benefit for income taxes as follows:

	As of December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State and local taxes	0.2%	0.1%	1.6%
Change in fair value of common stock warrant	—	—	(0.2)%
Section 162(m) limitation	1.5%	0.4%	0.7%
Other	(0.5)%	1.0%	0.1%
Effective tax rate	22.2%	22.5%	23.2%

For the years ended December 31, 2024, 2023 and 2022, the Company’s effective tax rate differs from the statutory rate of 21% primarily as a result of certain permanent differences including non-deductible executive compensation under IRC Section 162(m), stock-based compensation related items, state and local taxes, and other items.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	For the year ended December 31,
	2024	2023	2022
Balance at beginning of year	$5,081,610	$5,103,548	$5,602,587
Tax positions related to the current and prior years:
Additions	51,227	—	—
Reductions	—	(17,096)	(68,792)
Settlements	—	—	—
Lapses in applicable statutes of limitation	(440,208)	(4,842)	(430,247)
Balance at the end of the year	$4,692,629	$5,081,610	$5,103,548

Included in the balance of unrecognized tax benefits as of December 31, 2024, are potential benefits of $4.7 million that, if recognized, would affect the effective tax rate. The total amount accrued for interest and penalties as of  December 31, 2024 and  December 31, 2023, was $315,000 and $214,000, respectively. For the years ended  December 31, 2024 and  December 31, 2023, the Company recorded an income tax expense of $101,000 and $142,000, respectively, related to the accrual of interest and penalties. There are no uncertain tax positions for which it is reasonably possible that the total amounts of unrecognized benefits will significantly increase or decrease within twelve months from December 31, 2024.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The federal tax years open to examination are 2021 to 2024. The Company's state and local tax years that are open to tax examination are generally 2020 to 2024.

11. Segment and Geographic Information

The Company operates in one single operating and reportable segment, which includes all activities related to the sale of the Company’s Oral and IV TPOXX® as well as research and development services. The Company derives revenue primarily from sales to the U.S. Government as well as international governments (including government affiliated entities) and manages the business activities on a consolidated basis. The segment derives revenues from customers through the delivery of product and fulfillment of research and development services.

The CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. Consolidated net income is also a measure that is considered in monitoring budget versus actual results.

The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table provides the operating result of the Company's segment:

	For the years ended December 31,
	2024	2023	2022
Revenue
Product sales and supportive services	$133,330,181	$130,668,209	$86,661,583
Research and development	5,389,169	9,249,011	24,114,027
Total revenues	138,719,350	139,917,220	110,775,610
Less:
Cost of sales and supportive services	31,289,229	17,825,090	10,432,561
Employee expenses	14,189,116	13,058,095	11,772,293
R&D vendor expenses	2,097,398	6,748,453	14,543,572
Professional fee expenses	3,837,929	4,820,843	3,090,985
International promotion fees	3,098,402	3,938,867	17,632,664
Other segment items (1)	14,254,475	9,922,345	10,212,445
Interest income	(6,117,589)	(4,173,146)	(1,041,642)
Income tax expense	16,856,174	19,707,847	10,227,926
Net income	$59,214,216	$68,068,826	$33,904,806

(1) Other segment items include insurance, regulatory and consultant expenses, as well as various general corporate costs.

Revenues by geographic region were as follows:

	For the year ended December 31,
	2024	2023	2022
United States	$115,743,994	$118,650,253	$39,803,888

International
Asia-Pacific	13,857,043	966,633	14,853,233
Canada	737,677	—	38,875,657
Europe, Middle East and Africa (EMEA)	8,380,636	20,300,334	16,270,033
Other	—	—	972,799
Total International	22,975,356	21,266,967	70,971,722

Total revenues	$138,719,350	$139,917,220	$110,775,610

12. Commitments and Contingencies

Operating lease commitments

The Company leases its Corvallis, Oregon, office space under an operating lease which was signed on November 3, 2017 and commenced on January 1, 2018. The initial term of this lease was to expire on December 31, 2019, after which the Company had two successive renewal options; one for two years and the other for three years. In the second quarter of 2019, the Company exercised the first renewal option, which extended the lease expiration date to December 31, 2021. In the second quarter of 2021, the Company exercised the second renewal option, which extended the lease expiration date to December 31, 2024. In the second quarter of 2024, the Company entered into an additional addendum, which extended the lease expiration date to December 31, 2026. In connection with this additional addendum, the Company recorded an increase to operating lease right-of-use assets and operating lease liabilities of approximately $0.5 million in the second quarter of 2024. The Company had a lease for the same location prior to this lease. On May 26, 2017 the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year office lease agreement (the “New HQ Lease”), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.6 million for each of the years ended December 31, 2024 and 2023. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.7 million for each the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the weighted-average remaining lease term of the Company’s operating leases was 2.23 years while the weighted-average discount rate was 9.95%.

The following is a maturity analysis of the Company's lease liabilities as of December 31, 2024:

2025	$626,440
2026	686,190
2027	165,916
Total undiscounted cash flows under operating leases	1,478,546
Less: Imputed interest	(115,477)
Present value of lease liabilities	$1,363,069

As of December 31, 2024, approximately $0.8 million of the lease liability is included in Other liabilities on the consolidated balance sheet with the current portion included in accrued expenses.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders which obligate the Company to pay a specified price when agreed-upon services are performed. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of December 31, 2024, the Company has approximately $2.4 million of purchase commitments associated with manufacturing obligations.

13. Related Party Transactions

Board of Directors

Effective June 13, 2023, an individual was elected to the Company's Board of Directors who was already providing and continued to provide consulting services to the Company. Under a consulting agreement, the director received a monthly fee of $20,000 in 2023 and 2024. During the year ended December 31, 2024, the Company incurred $240,000 under this agreement. The Company had no outstanding payables or accrued expenses related to the services performed by this vendor as of December 31, 2024. Effective September 26, 2024, the consulting agreement was amended; the amendment specifies that the director would receive a payment of between $120,000 and $240,000 in the event that the Company receives a request for proposal ("RFP") or request for information ("RFI") from the Administration of Strategic Preparedness and Response within the U.S. Government before July 1, 2025.  Because the Company did not receive an RFI or an RFP before January 1, 2025, the maximum payment now available is $180,000. In addition, pursuant to the amendment the director is entitled to receive the monthly fee through March 31, 2026, unless the director resigns as a consultant, or the Company terminates the director for cause. On March 6, 2025, the director resigned from the Company’s Board of Directors, See Item 9B (Other Information).

Real Estate Leases

On May 26, 2017, the Company and M&F Incorporated entered into the New HQ Lease, pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the year ended December 31, 2024, the Company paid $0.4 million for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of December 31, 2024 and 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024 in accordance with the framework on Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Based on this evaluation using the COSO criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their attestation report, which is included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Item 9B. Other Information

On March 6, 2025, SIGA Technologies, Inc. (the “Company”) was informed of the voluntary resignation by Evan Knisely from the Company’s board of directors (the “Board”) effective immediately. Mr. Knisely, who has served on the Board since June 2023, resigned to devote more time to his private business endeavors including continuing and expanding his consulting role with SIGA, a function in which he has served since October of 2020. His resignation is not related to any disagreement with the Company on any matter relating to the registrant’s operations, policies or practices.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

With the exception of the information incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders ("2025 Proxy Statement") in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2025 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement for our 2025 Annual Meeting of Stockholders ("2025 Proxy Statement") under the headings “Proposal 1: Election of Directors,” “Board of  Directors,” “Executive Officers,” “Code of Ethics,” “Insider Trading Policy” and, if applicable, “Delinquent Section 16(a) Reports,” or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in the 2025 Proxy Statement under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference. Information contained in the 2025 Proxy Statement or an amendment to this Annual Report on Form 10-K under the caption “Compensation Committee Report” is furnished and not deemed filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 concerning security ownership of certain beneficial owners and management is incorporated by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" in our 2025 Proxy Statement.

Equity Compensation Plan Information

The following table sets forth certain compensation plan information with respect to compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Restricted Stock Units (1)	Weighted-average Exercise Price of Outstanding Options, and Restricted Stock Units	Number of Securities Available for Future Issuance under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	1,218,757	$5.95	2,488,016
Equity compensation plans not approved by security holders	—	—	—
Total	1,218,757	$5.95	2,488,016

(1)	Consists of the 1996 Incentive and Non-Qualified Stock Option Plan and the 2010 Stock Incentive Plan.
(2)	Consists of the 2010 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the 2025 Proxy Statement under the headings "Transactions with Related Persons" and "Board of Directors – Director Independence" or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the section titled "Fees Billed by PricewaterhouseCoopers, LLP" in our 2025 Proxy Statement.

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

(a) (3). Exhibits.

The following is a list of exhibits:

Exhibit No.	Description
3(a)	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 16, 2022).

3(b)	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on December 13, 2024).

4(a)	Form of Common Stock Certificate (incorporated by reference to the Form SB-2 Registration Statement of the Company dated March 10, 1997 (No. 333-23037)).

4(b)

Description of the Registrant's Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 5, 2020).

10(a)	Securities Purchase Agreement, dated as of August 13, 2003, between the Company and MacAndrews & Forbes Holdings Inc. (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 18, 2003).

10(b)	Director Compensation Program, effective April 8, 2021 (incorporated by reference to the Definitive Proxy Statement on Form DEF 14A of the Company filed on April 27, 2021).*

10(c)

Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Daniel J. Luckshire (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).*

10(d)

Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on April 14, 2016).*

10(e)

Office Lease, dated as of May 26, 2017, by and between SIGA Technologies, Inc. and MacAndrews & Forbes Incorporated (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Current Report on Form 8-K of the Company filed on May 30, 2017).

10(f)	Commercial Lease Agreement for Corvallis, Oregon dated November 3, 2017 (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2017).

10(g)

Addendum, dated August 10, 2018, to Second Amended and Restated Employment Agreement, dated April 12, 2016, between SIGA Technologies, Inc. and Dennis E. Hruby (incorporated by reference to the Current Report on Form 8-K of the Company filed on August 10, 2018).*

10(h)

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

10(i)

Amendment of Solicitation/Modification of Contract 0018, dated September 28, 2018 to Agreement, dated June 1, 2011, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 6, 2018).

10(j)

Commercial Manufacturing Agreement, dated October 1, 2018, by and between Albemarle Corporation and SIGA (portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 6, 2019).

10(k)

Amendment of Solicitation/Modification of Contract 0001, dated February 21, 2019, to Agreement, dated September 10, 2018, between the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services and SIGA (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 6, 2019).

10(l)

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

10(m)

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

10(n)

Promotion Agreement, dated May 31, 2019, by and between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc. (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Current Report on Form 8-K of the Company filed on June 3, 2019).

10(o)

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

10(p)

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

10(q)	Amendment of Solicitation/Modification of Contract 0004, dated February 4, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 6, 2020).

10(r)	Amendment of Solicitation/Modification of Contract 0005, dated April 29, 2020, to Agreement, dated September 10, 2018 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 6, 2020).

10(s)	Amendment of Solicitation/Modification of Contract 00021, dated July 2, 2020, to Agreement, dated June 1, 2011 by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 5, 2020).

10(t)	Amendment of Solicitation/Modification of Contract 0007, dated September 8, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 4, 2021).

10(u)	Amendment of Solicitation/Modification of Contract 00006, dated April 29, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(v)	Amendment of Solicitation/Modification of Contract 00008, dated December 9, 2021, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(w)	Amendment of Solicitation/Modification of Contract 00022, dated November 8, 2021, to Agreement, dated June 1, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 3, 2022).

10(x)	Amendment of Solicitation/Modification of Contract 000023, dated February 15, 2022, to Agreement, dated June 1, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 5, 2022).

10(y)	Amendment of Solicitation/Modification of Contract 00009, dated January 27, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(z)	Amendment of Solicitation/Modification of Contract 00010, dated March 29, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(aa)	Amendment of Solicitation/Modification of Contract 000011, dated July 26, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(bb)	Amendment of Solicitation/Modification of Contract 000012, dated August 5, 2022, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 3, 2022).

10(cc)	Proposal for the Amendment of the Employment Agreement with Dennis E. Hruby (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2023).*

10(dd)	Amendment of Solicitation/Modification of Contract 00013, dated July 27, 2023, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 8, 2023).

10(ee)	Amendment of Solicitation/Modification of Contract 000024, dated September 21, 2023, to Agreement, dated June 1, 2011, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2023).

10(ff)	Employment Agreement, dated January 19, 2024, between SIGA Technologies, Inc. and Diem Nguyen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed January 22, 2024).*

10gg)	Amendment of Solicitation/Modification of Contract 00014, dated October 18, 2023, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 12, 2024).

10(hh)	Amendment of Solicitation/Modification of Contract 00015, dated February 9, 2024, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to the Annual Report on Form 10-K of the Company filed on March 12, 2024).

10(ii)	Employment Agreement, dated February 26, 2024, between SIGA Technologies, Inc. and Larry Miller (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2024).*

10(jj)	Amendment No. 1 to Promotion Agreement, dated September 10, 2020, between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc. (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2024).

10(kk)	Letter Amendment to Promotion Agreement, dated February 28, 2024, between SIGA Technologies, Inc. and Meridian Medical Technologies, LLC (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2024).

10(ll)	Letter Amendment to Promotion Agreement, dated March 26, 2024, between SIGA Technologies, Inc. and Meridian Medical Technologies, LLC (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2024).

10(mm)	Amendment No. 2 to Promotion Agreement, dated March 27, 2024, between SIGA Technologies, Inc. and Meridian Medical Technologies, LLC (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on May 7, 2024).

10(nn)	SIGA Technologies, Inc. 2010 Stock Incentive Plan (amended and restated effective May 23, 2017).

10(oo)	Form of Stock Option Grant Agreement under the SIGA Technologies, Inc. 2010 Stock Incentive Plan (amended and restated effective May 23, 2017) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).*

10(pp)	Form of Restricted Stock Unit Grant Agreement under the SIGA Technologies, Inc. 2010 Stock Incentive Plan (amended and restated effective May 23, 2017) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).*

10(qq)	Form of Performance Stock Unit Grant Agreement under the SIGA Technologies, Inc. 2010 Stock Incentive Plan (amended and restated effective May 23, 2017) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).*

10(rr)	Form of Non-Employee Directors Restricted Stock Unit Grant Agreement under the SIGA Technologies, Inc. 2010 Stock Incentive Plan (amended and restated effective May 23, 2017) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).*

10(ss)	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).

10(tt)	Amendment of Solicitation/Modification of Contract 00016, dated July 18, 2024, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on August 1, 2024).

10(uu)	Amendment to Amended and Restated Employment Agreement between SIGA Technologies, Inc. and Daniel J. Luckshire, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 4, 2024).*

10(vv)	Second Amendment to Third Amended and Restated Employment Agreement between SIGA Technologies, Inc. and Dennis E. Hruby, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on October 4, 2024).*

10(ww)	Consulting Agreement, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2024).

10(xx)	Amendment #1, dated September 1, 2022, to the Consulting Agreement, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2024).

10(yy)	Statement of Work #1, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2024).

10(zz)	Amendment #1, dated September 26, 2024, to Statement of Work #1, dated October 19, 2020, between SIGA Technologies, Inc. and Tides Group, LLC (portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable) (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2024).

10(aaa)	Amendment, dated August 30, 2024, to Promotion Agreement, dated May 31, 2019, by and between SIGA Technologies, Inc. and Meridian Medical Technologies, Inc. (incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed on November 7, 2024).

19.1	SIGA Technologies, Inc. Insider Trading Policy

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Chief Financial Officer.

97.1	SIGA Technologies, Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K of the Company filed March 12, 2024).

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline Taxonomy Extension Schema Document

101.CAL	Inline Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline Taxonomy Extension Definition Linkbase Document

101.LAB	Inline Taxonomy Extension Labels Linkbase Document

101.PRE	Inline Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* management contract, compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	March 11, 2025	By:	/s/ Diem Nguyen, Ph.D.
Diem Nguyen, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title of Capacities	Date
/s/ Diem Nguyen, Ph.D.		March 11, 2025
Diem Nguyen, Ph.D.	Chief Executive Officer and Director
(Principal Executive Officer)
/s/ Daniel J. Luckshire
Daniel J. Luckshire	Executive Vice President and	March 11, 2025
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jaymie Durnan
Jaymie Durnan	Director	March 11, 2025

/s/ Harold E. Ford, Jr.
Harold E. Ford, Jr.	Director	March 11, 2025

/s/ Joseph Marshall
Joseph Marshall	Director	March 11, 2025

/s/ Gary J. Nabel
Gary J. Nabel	Director	March 11, 2025

/s/ Julian Nemirovsky
Julian Nemirovsky	Director	March 11, 2025

/s/ Holly L. Phillips
Holly L. Phillips	Director	March 11, 2025