Form 10-Q
period 2025-03-31
SIGA TECHNOLOGIES INC
filed 2025-05-08
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
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

As of April 17, 2025, the registrant had outstanding 71,441,083 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$162,271,052	$155,400,262
Accounts receivable	7,185,485	21,166,129
Inventory	59,060,679	49,563,880
Prepaid expenses and other current assets	5,104,614	4,914,613
Total current assets	233,621,830	231,044,884

Property, plant and equipment, net	1,188,008	1,298,423
Deferred tax asset, net	11,132,552	10,854,702
Goodwill	898,334	898,334
Other assets	226,485	240,683
Total assets	$247,067,209	$244,337,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,230,039	$1,340,337
Accrued expenses and other current liabilities	16,226,824	5,640,110
Deferred IV TPOXX® revenue	10,330,800	10,330,800
Income tax payable	12,687	8,020,366
Total current liabilities	27,800,350	25,331,613

Other liabilities	3,134,232	3,200,650
Total liabilities	30,934,582	28,532,263
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,441,083 and 71,404,669, issued and outstanding at March 31, 2025 and December 31, 2024, respectively)	7,144	7,140
Additional paid-in capital	239,371,718	238,635,635
Accumulated deficit	(23,246,235)	(22,838,012)
Total stockholders’ equity	216,132,627	215,804,763
Total liabilities and stockholders’ equity	$247,067,209	$244,337,026

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Revenues
Product sales and supportive services	$5,821,247	$23,878,677
Research and development	1,219,568	1,551,178
Total revenues	7,040,815	25,429,855

Operating expenses
Cost of sales and supportive services	157,738	3,225,314
Selling, general and administrative	5,675,662	7,875,773
Research and development	3,462,813	3,053,369
Total operating expenses	9,296,213	14,154,456
Operating (loss)/income	(2,255,398)	11,275,399
Other income, net	1,684,983	1,942,437
(Loss)/Income before income taxes	(570,415)	13,217,836
Benefit/(Provision) for income taxes	162,192	(2,940,496)
Net and comprehensive (loss)/income	$(408,223)	$10,277,340
Basic (loss)/income per share	$(0.01)	$0.14
Diluted (loss)/income per share	$(0.01)	$0.14
Weighted average shares outstanding: basic	71,427,527	71,093,653
Weighted average shares outstanding: diluted	71,427,527	71,562,996

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss)/income	$(408,223)	$10,277,340
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and other amortization	135,308	138,471
Stock-based compensation	902,280	1,130,010
Deferred income taxes, net	(277,850)	36,450
Changes in assets and liabilities:
Accounts receivable	13,980,644	3,003,771
Inventory	(9,496,799)	1,512,118
Prepaid expenses and other assets	(175,802)	239,518
Accounts payable, accrued expenses and other liabilities	10,409,997	(3,468,684)
Income tax payable	(8,007,679)	(18,987,210)
Net cash provided by/(used in) operating activities	7,061,876	(6,118,216)
Cash flows from investing activities:
Capital expenditures	(24,893)	—
Cash used in investing activities	(24,893)	—
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(166,193)	(158,980)
Cash used in financing activities	(166,193)	(158,980)
Net increase/(decrease) in cash and cash equivalents	6,870,790	(6,277,196)
Cash and cash equivalents at the beginning of period	155,400,262	150,145,844
Cash and cash equivalents at end of period	$162,271,052	$143,868,648

Supplemental disclosure of non-cash financing activities:
Issuance of common stock	$—	$417,000

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company's 2024 Annual Report on Form 10-K filed on March 11, 2025 (the "2024 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2024 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2024 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of March 31, 2025, the Company's active contractual performance obligations consist of the following: four performance obligations relate to research and development services; and four relate to manufacture and delivery of product. The material performance obligations are referenced in Note 3. The aggregate amount of the transaction price allocated to current performance obligations as of  March 31, 2025 was $115.9 million. Current performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. With respect to current obligations related to the manufacture and delivery of product, the Company expects such obligations to be mostly recognized as revenues within the next 12 months. With respect to the performance obligations related to research and development services, the Company expects such obligations to be recognized as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and at times outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  March 31, 2025, the accounts receivable balance in the condensed balance sheet includes approximately $0.9 million of unbilled receivables. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, and procurement activities. On March 26, 2025, an option for the procurement of $25.6 million of IV TPOXX® was exercised by BARDA, increasing cumulative exercised options to $545.2 million and reducing the amount of unexercised options to $5.6 million. As of March 31, 2025, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options, and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to $616.8 million when the contract was modified to add funding for activities supporting manufacturing.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2025, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $26.3 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of  March 31, 2025, provide for payments up to approximately $545.2 million. As of  March 31, 2025, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2025, a cumulative total of $396.9 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $35.7 million of IV BDS or IV FDP has been either set aside in inventory or delivered to the Strategic Stockpile and accepted (IV BDS that has been set aside has been recorded as deferred revenue and will be recognized as revenue when the IV BDS is manufactured as IV FDP and delivered); and the Company has been cumulatively reimbursed $9.7 million in connection with post-marketing activities for oral and IV TPOXX®. In April 2025, approximately $53 million of oral TPOXX® and approximately $9 million of IV TPOXX® (including recognition of deferred revenue) was delivered to the Strategic Stockpile.

Unexercised options, as of March 31, 2025, specify potential payments up to approximately $5.6 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA had the sole discretion to choose to exercise any, all, or none of these options. The 19C BARDA Contract included: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 32,000 courses (as currently defined within the contract) of IV TPOXX®; and three separate IV FDP Options, each providing for 32,000 courses of final drug product of IV TPOXX®. BARDA had the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised all three IV BDS options and all three IV FDP options.

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended March 31, 2025 and 2024, the Company recognized revenues of $1.2 million and $1.6 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for the three months ended March 31, 2024 was $14.7 million. No revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for the three months ended March 31, 2025.

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million to the U.S. Department of Defense ("DoD") of which $1.1 million was delivered and recognized during the three months ended March 31, 2024. Sales consisted mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

International Sales Activity

In the three months ended March 31, 2025, the Company had international sales of $5.8 million consisting of a delivery of oral TPOXX® to one country. In the three months ended March 31, 2024, the Company had international sales, including shipping revenue, of $8.0 million consisting of a delivery of oral TPOXX® to eight countries. International sales in the three months ended March 31, 2024, were made under the International Promotion Agreement (defined and discussed below) with Meridian Medical Technologies, LLC ("Meridian"). Through the International Promotion Agreement, Meridian was the counterparty to the international contracts under which sales were made during the three months ended March 31, 2024.

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the three months ended March 31, 2025 and 2024, the Company recognized $5.8 million and $8.0 million of sales, respectively, in connection with international contracts.

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

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Raw materials	$134,535	$134,535
Work in-process	41,419,930	40,417,411
Finished goods	17,506,214	9,011,934
Inventory	$59,060,679	$49,563,880

During the three months ended March 31, 2025, the Company recovered approximately $0.5 million from a contract manufacturing organization associated with a previous loss of inventory.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	463,518	450,511
Furniture and fixtures	347,045	347,045
Operating lease right-of-use assets	4,141,333	4,141,333
	7,371,924	7,358,917
Less – accumulated depreciation and amortization	(6,183,916)	(6,060,494)
Property, plant and equipment, net	$1,188,008	$1,298,423

Depreciation and amortization expense on property, plant, and equipment was $0.1 million for each of the three months ended March 31, 2025 and 2024.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Inventory	$9,258,539	$105,275
Other	2,291,967	2,429,897
Professional fees	2,154,535	1,473,956
Compensation	1,465,269	637,750
Lease liability, current portion	558,651	546,820
Research and development vendor costs	497,863	446,412
Accrued expenses and other current liabilities	$16,226,824	$5,640,110

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

There were no transfers between levels of the fair value hierarchy for the three months ended March 31, 2025. As of  March 31, 2025 and December 31, 2024, the Company had $54.1 million and $53.5 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 or Level 3 financial instruments as of  March 31, 2025 or December 31, 2024.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2025	2024
Net (loss)/income for basic earnings per share	$(408,223)	$10,277,340
Weighted-average shares	71,427,527	71,093,653
Effect of potential common shares	—	469,343
Weighted-average shares: diluted	71,427,527	71,562,996
(Loss)/Income per share: basic	$(0.01)	$0.14
(Loss)/Income per share: diluted	$(0.01)	$0.14

For the three months ended March 31, 2024, weighted-average diluted shares include the dilutive effect of in-the-money options and stock-settled RSUs. The dilutive effect of stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the three months ended March 31, 2024 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. For the three months ended March 31, 2024, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share was 59,312.

For the three months ended March 31, 2025, the Company incurred a loss and as a result, the equity instruments listed below were excluded from the calculation of diluted loss per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

Three Months Ended March 31,
2025
Stock options	154,653
Restricted stock units (1)	417,190

(1) For the three months ended March 31, 2025, the total excludes a weighted average of 40,075 cash-settled RSUs.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of March 31, 2025, the Company had approximately $11.8 million of purchase commitments associated with manufacturing obligations.

10. Related Party Transactions

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year Office Lease agreement (the "New HQ Lease"), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three months ended March 31, 2025, the Company paid $0.1 million for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of March 31, 2025.

Board of Directors and Outside Consultant

Effective June 13, 2023, an individual was elected to the Company's Board of Directors who was already providing and continued to provide consulting services to the Company. Under a consulting agreement, the director received a monthly fee of $20,000 in 2023 and 2024. During the two months ended February 28, 2025, the Company incurred $40,000 under this agreement prior to the individual's resignation from the Company's Board of Directors on March 6, 2025. The Company had no outstanding payables or accrued expenses related to the services performed by this vendor as of March 31, 2025.

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

The Chief Operating Decision Maker ("CODM") assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the income statement as consolidated net income. Consolidated net income is also a measure that is considered in monitoring budget versus actual results.

The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table provides the operating result of the Company's segment:

	Three Months Ended March 31,
	2025	2024
Revenue
Product sales and supportive services	$5,821,247	$23,878,677
Research and development	1,219,568	1,551,178
Total revenues	$7,040,815	25,429,855
Less:
Cost of sales and supportive services	157,738	3,225,314
Employee expenses	4,170,921	4,702,132
R&D vendor expenses	547,969	605,442
Professional fee expenses	1,288,644	1,266,761
International promotion fees	—	1,526,811
Other segment items (1)	3,153,681	2,841,626
Interest income	(1,707,723)	(1,956,067)
(Benefit)/Provision for income taxes	(162,192)	2,940,496
Net (loss)/income	$(408,223)	$10,277,340

(1) Other segment items include insurance, regulatory and consultant expenses, as well as various general corporate costs.

Revenues by geographic region were as follows:

	Three Months Ended March 31,
	2025	2024
United States	$1,219,568	$17,450,199

International
Canada	5,821,247	737,677
Europe, Middle East and Africa (EMEA)	—	7,241,979
Total International	5,821,247	7,979,656

Total revenues	$7,040,815	$25,429,855

12. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended March 31, 2025 and 2024, we recorded pre-tax (loss)/income of ($0.6) million and $13.2 million, respectively, and a corresponding income tax benefit/(provision) of $0.2 million and ($2.9) million, respectively.

The effective tax rate for the three months ended March 31, 2025 was 28.4% compared to 22.2% for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m).

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

13. Equity

The tables below present changes in stockholders' equity for the three months ended March 31, 2025 and 2024.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2024	71,404,669	$7,140	$238,635,635	$(22,838,012)	$—	$215,804,763
Net loss	—	—	—	(408,223)	—	(408,223)
Payment of common stock tendered for employee stock-based compensation tax obligations	(26,408)	(2)	(166,191)	—	—	(166,193)
Issuance of common stock upon vesting of RSUs	62,822	6	(6)	—	—	—
Stock-based compensation	—	—	902,280	—	—	902,280
Balances at March 31, 2025	71,441,083	$7,144	$239,371,718	$(23,246,235)	$—	$216,132,627

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2023	71,091,616	$7,109	$235,795,420	$(38,943,622)	$—	$196,858,907
Net income	—	—	—	10,277,340	—	10,277,340
Issuance of common stock	30,900	3	(158,983)	—	—	(158,980)
Cash dividend ($0.60 per share)	—	—	—	(43,117,072)	—	(43,117,072)
Stock-based compensation	—	—	1,130,010	—	—	1,130,010
Balances at March 31, 2024	71,122,516	$7,112	$236,766,447	$(71,783,354)	$—	$164,990,205

14. Leases

The Company leases its Corvallis, Oregon, office space under an operating lease, which was signed on November 3, 2017 and commenced on January 1, 2018. The initial term of this lease was to expire on December 31, 2019 after which the Company had two successive renewal options; one for two years and the other for three years. In the second quarter of 2019, the Company exercised the first renewal option, which extended the lease expiration date to December 31, 2021. In the second quarter of 2021, the Company exercised the second renewal option, which extended the lease expiration date to December 31, 2024. In the second quarter of 2024, the Company entered into an additional addendum, which extended the lease expiration date to December 31, 2026. In connection with this additional addendum, the Company recorded an increase to operating lease right-of-use assets and operating lease liabilities of approximately $0.5 million in the second quarter of 2024.

On May 26, 2017, the Company and M&F entered into the New HQ Lease, a ten-year office lease agreement, pursuant to which the Company agreed to lease 3,200 square feet in New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company has no leases that qualify as finance leases.

Operating lease costs totaled $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million for each of the three months ended March 31, 2025 and 2024. As of March 31, 2025, the weighted-average remaining lease term of the Company’s operating leases was 1.98 years while the weighted-average discount rate was 9.95%.

Future cash flows under operating leases as of March 31, 2025 are expected to be as follows:

2025	$456,119
2026	686,190
2027	165,916
Total undiscounted cash flows under leases	1,308,225
Less: Imputed interest	(91,515)
Present value of lease liabilities	$1,216,710

As of March 31, 2025, approximately $0.7 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

15. Subsequent Event

On April 8, 2025, the Board of Directors declared a special cash dividend of $0.60 per share on the common stock of the Company. The special cash dividend is payable on May 15, 2025 to shareholders of record at the close of business on April 29, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K filed on March 11, 2025 (the "2024 Form 10-K"). In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors. See the factors set forth under the heading “Forward-Looking Statements” at the end of this Item 2 and in Item 1A. Risk Factors of the 2024 Form 10-K.

Overview

SIGA Technologies, Inc. (“SIGA” or the “Company”) is a commercial-stage pharmaceutical company. The Company sells its lead product, TPOXX® (“oral TPOXX®,” also known as "tecovirimat," "Tecovirimat-SIGA," or "TEPOXX (tecovirimat)" in certain international markets), to the U.S. Government and international governments (including government affiliated entities). In certain international markets, the Company may sell TPOXX® through a distributor. Additionally, the Company sells the intravenous formulation of TPOXX® ("IV TPOXX®") to the U.S. Government.

TPOXX® is an antiviral drug for the treatment of human smallpox disease caused by variola virus. On July 13, 2018, the United States Food & Drug Administration (“FDA”) approved oral TPOXX® for the treatment of smallpox. The Company has been delivering oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile") since 2013.

On May 18, 2022, the FDA approved IV TPOXX® for the treatment of smallpox.

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

Macroeconomic Environment

Future macroeconomic volatility, including changes to tariffs and trade policies, could cause cost increases resulting in an adverse effect on the Company’s operating results. The Company’s supply chain was designed to lessen the impact of macroeconomic volatility such as through development of a U.S. domestic supply chain including U.S. production of API and finished product, and minimal reliance on ex-U.S. components for API and oral TPOXX®.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, and procurement activities. On March 26, 2025, an option for the procurement of $25.6 million of IV TPOXX® was exercised by BARDA, increasing cumulative exercised options to $545.2 million and reducing the amount of unexercised options to $5.6 million. As of March 31, 2025, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $602.5 million of payments, of which approximately $51.7 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to $616.8 million when the contract was modified to add funding for activities supporting manufacturing.

The base period of performance specifies potential payments of approximately $51.7 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $32.0 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of March 31, 2025, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $26.3 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of March 31, 2025, provide for payments up to approximately $545.2 million. As of March 31, 2025, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of March 31, 2025, a cumulative total of $396.9 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $35.7 million of IV BDS or IV FDP has been either set aside in inventory or delivered to the Strategic Stockpile and accepted (IV BDS that has been set aside has been recorded as deferred revenue and will be recognized as revenue when the IV BDS is manufactured as IV FDP and delivered); and the Company has been cumulatively reimbursed $9.7 million in connection with post-marketing activities for oral and IV TPOXX®. In April 2025, approximately $53 million of oral TPOXX® and approximately $9 million of IV TPOXX® (including recognition of deferred revenue) was delivered to the Strategic Stockpile.

Unexercised options, as of March 31, 2025, specify potential payments up to approximately $5.6 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required.

The options related to IV TPOXX® are divided into two primary manufacturing steps. There are options related to the manufacture of bulk drug substance (“IV BDS Options”), and there are corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA had the sole discretion to choose to exercise any, all, or none of these options. The 19C BARDA Contract included: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 32,000 courses (as currently defined within the contract) of IV TPOXX®; and three separate IV FDP Options, each providing for 32,000 courses of final drug product of IV TPOXX®. BARDA had the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised all three IV BDS options and all three IV FDP options. The Company estimates that sales of the IV formulation under this contract (under current terms), would have a gross margin (sales less cost of sales, as a percentage of sales) that is less than 40%.

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million to the U.S. Department of Defense ("DoD") of which approximately $1.1 million was delivered in the first quarter of 2024. Sales consisted mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

International Sales Activity

In the three months ended March 31, 2025, the Company had international sales of $5.8 million, consisting of a delivery of oral TPOXX® to one country. In the three months ended March 31, 2024, the Company had international sales, including shipping revenue, of $8.0 million consisting of a delivery of oral TPOXX® to eight countries. International sales in the three months ended March 31, 2024, were made under the International Promotion Agreement (defined and discussed below) with Meridian Medical Technologies, LLC ("Meridian"). Through the International Promotion Agreement, Meridian was the counterparty to the international contracts under which sales were made during the three months ended March 31, 2024.

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

Mpox

In connection with the 2022 response to a global mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. The purpose of these randomized clinical trials is to seek to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease. As of March 31, 2025, two of the randomized, placebo-controlled clinical trials reported preliminary topline results: a randomized, placebo-controlled clinical trial in the Democratic Republic of the Congo ("DRC") known as PALM 007 (Tecovirimat for Treatment of Monkeypox Virus - NCT05559099), which is funded and sponsored by the National Institutes of Health's (NIH) National Institute of Allergy and Infectious Diseases (NIAID); and the Study of Tecovirimat for Human Mpox Virus (STOMP) clinical trial (NCT05534984), which is a randomized, placebo-controlled, double-blind study sponsored and funded by NIAID to evaluate the safety and efficacy of tecovirimat for the treatment of people with laboratory-confirmed or presumptive mpox disease that included enrollees from Argentina, Brazil, Japan, Mexico, Peru, Thailand, and the United States. The PALM 007 study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution within 28 days post-randomization for patients in the DRC with mpox who received TPOXX® compared to patients who received placebo. Some improvement versus placebo was observed in patients receiving TPOXX® whose symptoms began seven days or fewer before randomization and patients with severe or grave disease, defined by the World Health Organization (WHO) as having 100 or more skin lesions, however the significance of these data have not been established. An interim analysis of data from the STOMP study showed that TPOXX® did not demonstrate efficacy in time to skin and mucosal lesion resolution compared to placebo in patients with mild to moderate clade II mpox. Based on this result and additional analyses, the study Data Safety and Monitoring Board (DSMB) recommended to stop enrolling patients in the randomized arms of the study. NIAID accepted this recommendation and subsequently decided to take a similar action in the open label arm of this study, which included severe and at-risk of developing severe disease patients. Data analysis is not yet complete for primary endpoint subgroups and detailed secondary and exploratory endpoints. In both studies, TPOXX® exhibited a safety profile comparable to placebo. These safety results are consistent with prior studies and further support the strong safety profile that has been observed with tecovirimat over the past 15 years.

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

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our condensed consolidated financial statements, which we discuss under the heading “Results of Operations” following this section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Information regarding our critical accounting policies and estimates appears in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K. Our most critical accounting estimate is revenue recognition over time.

Results of Operations

The recently implemented U.S. tariffs, and subsequently implemented retaliatory tariffs, did not materially impact our first quarter results. While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff policy environment which presents a mix of impacts, with the potential for higher product and operating costs.

Three Months Ended March 31, 2025 and 2024

For the three months ended March 31, 2025, revenues from product sales and supportive services were $5.8 million. Such revenues include $5.8 million of Oral TPOXX® sales to one international country. For the three months ended March 31, 2024, revenues from product sales and supportive services were $23.9 million. Such revenues include $14.7 million of oral TPOXX® sales to the U.S. Government under the 19C BARDA Contract, $7.6 million of oral TPOXX® international sales and approximately $1.1 million of oral TPOXX® sales to the DoD.

Revenues from research and development activities for the three months ended March 31, 2025 and 2024, were $1.2 million and $1.6 million, respectively. The revenues for the three months ended March 31, 2025, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The revenues for the three months ended March 31, 2024, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The decrease of $0.4 million of revenue is primarily related to a decrease in billable activities under the 19C BARDA Contract.

Cost of sales and supportive services for the three months ended March 31, 2025 and 2024 were $0.2 million and $3.2 million, respectively. Such costs in 2025 were associated with the manufacture and delivery of courses of oral TPOXX® partially offset by a recovery for inventory previously written off. Such costs in 2024 were associated with the manufacture and delivery of courses of oral TPOXX® to the U.S. Government under the 19C BARDA Contract, to multiple international countries and the DoD.

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2025 and 2024 were $5.7 million and $7.9 million, respectively. The decrease of approximately $2.2 million primarily reflects the decrease in international promotion fees due to the decrease in international sales in 2025 in comparison to the same period in 2024, as well as lower compensation expense associated with the nonrecurrence in 2025 of certain one-time payments and equity grants that occurred in 2024 in connection with new hires.

Research and development (“R&D”) expenses for the three months ended March 31, 2025 and 2024 were $3.5 million and $3.1 million, respectively, reflecting an increase of approximately $0.4 million. The increase is primarily attributable to the implementation of information technology enhancements, higher compensation expense in connection with an increase in headcount, and an increase in the usage of regulatory consultants.

Other income, net for the three months ended March 31, 2025 and 2024 were $1.7 million and $1.9 million, respectively. These amounts reflect interest income earned on cash and cash equivalents.

For the three months ended March 31, 2025 and 2024, we recorded a pre-tax loss of ($0.6) million and a pre-tax income of  $13.2 million, respectively, and a corresponding income tax benefit/(provision) of $0.2 million and ($2.9) million, respectively. The effective tax rates during the three months ended March 31, 2025 and 2024 were 28.4% and 22.2%, respectively. Our effective tax rates for the periods ended March 31, 2025 and 2024 differ from the statutory rate primarily as a result of state taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

As of March 31, 2025, we had $162.3 million in cash and cash equivalents, compared with $155.4 million at December 31, 2024. We believe that our liquidity and capital resources will be sufficient to meet our anticipated requirements for at least the next twelve months from the issuance of these financial statements.

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

Net cash provided by/(used in) operating activities for the three months ended March 31, 2025 and 2024 was $7.1 million and ($6.1) million, respectively. For the three months ended March 31, 2025, the receipt of approximately $20 million from sales of TPOXX® to the U.S. Government and an international customer, all of which was from accounts receivable at December 31, 2024, as well as the receipt of investment income on cash and cash equivalents, was partially offset by the payment of approximately $8 million of income taxes as well as for the use of cash (net of research development revenues) for inventory and customary operating activities. For the three months ended March 31, 2024, the receipt of approximately $25 million from sales of oral TPOXX® to the U.S. Government, of which approximately $15 million relates to first quarter 2024 sales and the remainder to accounts receivable at December 31, 2023, was offset by payment of $21.8 million of income taxes as well as for the use of cash for customary operating activities.

Investing Activities

There was minimal (less than $25,000) cash-related investing activities for the three months ended March 31, 2025 and no cash-related investing activities for the three months ended March 31, 2024.

Financing Activities

Cash used in financing activities for each of the three months ended March 31, 2025 and 2024 was $0.2 million, which was attributable to the payment of tax obligations in connection with stock issued to employees.

Future Cash Requirements

As of March 31, 2025, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $11.8 million.

On April 8, 2025, the Board of Directors declared a special cash dividend of $0.60 per share on the common stock of the Company. The special cash dividend is payable on May 15, 2025, to shareholders of record at the close of business on April 29, 2025.

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

Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (ii) the risk that the BARDA Contract or U.S. Department of Defense contracts are modified or canceled at the request or requirement of, or SIGA is not able to enter into new contracts to supply TPOXX® to, the U.S. Government, (iii) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (iv) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (v) the risk that target timing for deliveries of product to customers, and the recognition of related revenues, are delayed or adversely impacted by the actions, or inaction, of contract manufacturing organizations, or other vendors, within the supply chain, or due to coordination activities between the customer and supply chain vendors, (vi) the risk that SIGA or its collaborators will not obtain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking or obtaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation, on SIGA’s businesses, (xiii) the impacts of significant recent shifts in trade policies, including the imposition of tariffs, retaliatory tariff measures, and subsequent modifications or suspensions thereof, and market reactions to such policies and resulting trade disputes, (xiv) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xv) risks associated with actions or uncertainties surrounding the debt ceiling or the changes in the U.S. administration, and (xvi) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, are ineffective and may adversely affect SIGA’s business, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-Q is not incorporated by reference into this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes cash and cash equivalents. Our main investment objective is the preservation of investment capital. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions to manage exposure to interest rate changes. As such, we believe that the securities we hold are subject to market risk and changes in the financial standing of the issuers of such securities, and our interest income is sensitive to changes in the general level of U.S. interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 16, 2022).
3.2	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on December 13, 2024).
10.1†	Amendment of Solicitation/Modification of Contract 00017, dated March 26, 2025, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
10.2†	Amendment of Solicitation/Modification of Contract 00018, dated April 8, 2025, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	May 8, 2025	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)