Form 10-Q
period 2025-06-30
SIGA TECHNOLOGIES INC
filed 2025-08-05
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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

As of July 25, 2025, the registrant had outstanding 71,606,003 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$182,463,084	$155,400,262
Accounts receivable	6,486,378	21,166,129
Inventory	35,617,037	49,563,880
Prepaid expenses and other current assets	4,636,464	4,914,613
Total current assets	229,202,963	231,044,884

Property, plant and equipment, net	1,049,022	1,298,423
Deferred tax asset, net	3,967,201	10,854,702
Goodwill	898,334	898,334
Other assets	212,696	240,683
Total assets	$235,330,216	$244,337,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,192,161	$1,340,337
Accrued expenses and other current liabilities	7,107,421	5,640,110
Deferred IV TPOXX® revenue	10,240,000	10,330,800
Income tax payable	4,178,260	8,020,366
Total current liabilities	22,717,842	25,331,613

Other liabilities	3,300,326	3,200,650
Total liabilities	26,018,168	28,532,263
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,539,755 and 71,404,669, issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	7,154	7,140
Additional paid-in capital	240,580,034	238,635,635
Accumulated deficit	(31,275,140)	(22,838,012)
Total stockholders’ equity	209,312,048	215,804,763
Total liabilities and stockholders’ equity	$235,330,216	$244,337,026

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Product sales and supportive services	$79,124,860	$20,675,317	$84,946,107	$44,553,994
Research and development	1,995,144	1,135,574	3,214,711	2,686,752
Total revenues	81,120,004	21,810,891	88,160,818	47,240,746

Operating expenses
Cost of sales and supportive services	25,554,462	12,311,685	25,712,200	15,536,999
Selling, general and administrative	5,487,576	5,530,423	11,163,238	13,406,196
Research and development	4,398,097	2,888,944	7,860,910	5,942,313
Total operating expenses	35,440,135	20,731,052	44,736,348	34,885,508
Operating income	45,679,869	1,079,839	43,424,470	12,355,238
Other income, net	1,592,304	1,317,996	3,277,288	3,260,433
Income before income taxes	47,272,173	2,397,835	46,701,758	15,615,671
Provision for income taxes	(11,789,070)	(565,219)	(11,626,878)	(3,505,715)
Net and comprehensive income	$35,483,103	$1,832,616	$35,074,880	$12,109,956
Basic income per share	$0.50	$0.03	$0.49	$0.17
Diluted income per share	$0.49	$0.03	$0.49	$0.17
Weighted average shares outstanding: basic	71,465,521	71,152,572	71,446,629	71,123,113
Weighted average shares outstanding: diluted	71,748,888	71,753,231	71,678,838	71,748,362

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$35,074,880	$12,109,956
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and other amortization	274,294	279,310
Stock-based compensation	2,136,719	2,062,297
Write down of inventory, net	471,971	327,373
Deferred income taxes, net	6,887,501	(563,807)
Deferred IV TPOXX® revenue	(90,800)	(7,059,280)
Changes in assets and liabilities:
Accounts receivable	14,679,752	12,176,518
Inventory	13,474,873	9,036,113
Prepaid expenses and other assets	306,137	(2,498,377)
Accounts payable, accrued expenses and other liabilities	773,484	(4,426,482)
Income tax payable	(3,842,106)	(21,608,443)
Net cash provided by/(used in) operating activities	70,146,705	(164,822)
Cash flows from investing activities:
Capital expenditures	(24,894)	(2,185)
Cash used in investing activities	(24,894)	(2,185)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(192,306)	(355,539)
Payment of dividend	(42,866,683)	(42,673,512)
Cash used in financing activities	(43,058,989)	(43,029,051)
Net increase/(decrease) in cash and cash equivalents	27,062,822	(43,196,058)
Cash and cash equivalents at the beginning of period	155,400,262	150,145,844
Cash and cash equivalents at end of period	$182,463,084	$106,949,786

Supplemental disclosure of non-cash financing activities:
Non-cash lease right-of-use asset and associated liability	$—	$462,686
Issuance of common stock	$—	$417,000

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company's 2024 Annual Report on Form 10-K filed on March 11, 2025 (the "2024 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2024 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2024 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of June 30, 2025, the Company's active contractual performance obligations consist of the following: four performance obligations relate to research and development services; and one relates to manufacture and delivery of product. The material performance obligations are referenced in Note 3. The aggregate amount of the transaction price allocated to current performance obligations as of  June 30, 2025 was $62.5 million. Current performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. With respect to current obligations related to the manufacture and delivery of product, the Company expects such obligations to be recognized as revenues within the next 18 months. With respect to the performance obligations related to research and development services, the Company expects such obligations to be recognized as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and at times outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  June 30, 2025, the accounts receivable balance in the condensed balance sheet includes approximately $0.7 million of unbilled receivables. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, and procurement activities. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to add funding for activities supporting manufacturing. On June 3, 2025, total payments contemplated under the contract with BARDA were increased by $13.2 million in connection with the development of the pediatric formulation of TPOXX®. As of June 30, 2025, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $630 million of payments, of which approximately $79.2 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options, and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $79.2 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $59.5 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of June 30, 2025, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $27.6 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of  June 30, 2025, provide for payments up to approximately $545.2 million. As of  June 30, 2025, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of June 30, 2025, a cumulative total of $450.2 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $61.4 million of IV BDS or IV FDP has been either set aside in inventory or delivered to the Strategic Stockpile and accepted (IV BDS that has been set aside has been recorded as deferred revenue and will be recognized as revenue when the IV BDS is manufactured as IV FDP and delivered); and the Company has been cumulatively reimbursed $10.4 million in connection with post-marketing activities for oral and IV TPOXX®.

Unexercised options, as of June 30, 2025, specify potential payments up to approximately $5.6 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required.

The options related to IV TPOXX® were divided into two primary manufacturing steps. There were options related to the manufacture of bulk drug substance (“IV BDS Options”), and there were corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA had the sole discretion to choose to exercise any, all, or none of these options. The 19C BARDA Contract included: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 32,000 courses (as currently defined within the contract) of IV TPOXX®; and three separate IV FDP Options, each providing for 32,000 courses of final drug product of IV TPOXX®. BARDA had the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised all three IV BDS options and all three IV FDP options.

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended June 30, 2025 and 2024, the Company recognized revenues of $2.0 million and $1.1 million, respectively, on an over time basis. For the six months ended June 30, 2025 and 2024, the Company recognized revenues of $3.2 million and $2.7 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for each of the three and six months ended June 30, 2025 was $79.1 million. Revenue recognized for product delivery, and therefore at a point in time, for the three and six months ended June 30, 2024 was $17.6 million and $32.3 million, respectively.

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million to the U.S. Department of Defense ("DoD") of which $1.1 million was delivered and recognized during the six months ended June 30, 2024. Sales consisted mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

International Sales Activity

In the six months ended June 30, 2025, the Company had international sales of $5.8 million, consisting of a delivery of oral TPOXX® to one country. In the three and six months ended June 30, 2024, the Company had international sales of $3.0 million and $11.0 million, respectively. International sales in the six months ended June 30, 2024, were made under the International Promotion Agreement (defined and discussed below) with Meridian Medical Technologies, LLC ("Meridian"). Through the International Promotion Agreement, Meridian was the counterparty to the international contracts under which sales were made during the six months ended June 30, 2024.

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the six months ended June 30, 2025, the Company recognized $5.8 million of sales in connection with international contracts. There was no revenue recognized in connection with international contracts during the three months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company recognized $3.0 million and $11.0 million of sales, respectively, in connection with international contracts.

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

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Raw materials	$934,297	$134,535
Work in-process	29,903,264	40,417,411
Finished goods	4,779,476	9,011,934
Inventory	$35,617,037	$49,563,880

During the three months ended June 30, 2025, the Company wrote off approximately $0.9 million of inventory. In addition, during the six months ended June 30, 2025, the Company recognized a recovery of approximately $0.5 million from a contract manufacturing organization associated with a previous loss of inventory.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Leasehold improvements	2,420,028	$2,420,028
Computer equipment	450,617	450,511
Furniture and fixtures	347,045	347,045
Operating lease right-of-use assets	4,141,333	4,141,333
	7,359,023	7,358,917
Less – accumulated depreciation and amortization	(6,310,001)	(6,060,494)
Property, plant and equipment, net	$1,049,022	$1,298,423

Depreciation and amortization expense on property, plant, and equipment was $0.3 million for each of the six months ended June 30, 2025 and 2024.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Compensation	$1,998,388	$637,750
Professional fees	1,885,232	1,473,956
Other	1,162,423	2,265,452
Accrued dividends on unvested equity awards	836,962	269,720
Research and development vendor costs	653,990	446,412
Lease liability, current portion	570,426	546,820
Accrued expenses and other current liabilities	$7,107,421	$5,640,110

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

There were no transfers between levels of the fair value hierarchy for the six months ended June 30, 2025. As of  June 30, 2025 and December 31, 2024, the Company had $54.7 million and $53.5 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 or Level 3 financial instruments as of  June 30, 2025 or December 31, 2024.

8. Per Share Data

The Company computes, presents and discloses earnings per share in accordance with the authoritative guidance, which specifies the computation, presentation and disclosure requirements for earnings per share of entities with publicly held common stock or potential common stock. The objective of basic EPS is to measure the performance of an entity over the reporting period by dividing income by the weighted average shares outstanding. The objective of diluted EPS is consistent with that of basic EPS, except that it also gives effect to all potentially dilutive common shares outstanding during the period.

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income for basic earnings per share	$35,483,103	$1,832,616	$35,074,880	$12,109,956
Weighted-average shares	71,465,521	71,152,572	71,446,629	71,123,113
Effect of potential common shares	283,367	600,659	232,209	625,249
Weighted-average shares: diluted	71,748,888	71,753,231	71,678,838	71,748,362
Income per share: basic	$0.50	$0.03	$0.49	$0.17
Income per share: diluted	$0.49	$0.03	$0.49	$0.17

For the three and six months ended June 30, 2025 and 2024, weighted-average diluted shares include the dilutive effect of in-the-money options and stock-settled RSUs. The dilutive effect of stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the three and six months ended June 30, 2025 and 2024 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. Performance-based RSUs were excluded from the diluted earnings per share calculations for the three and six months ended June 30, 2025, as a result of the associated metrics/contingencies not being achieved. For the three and six months ended June 30, 2025, the weighted average number of shares under the cash-settled RSUs and performance-based RSUs excluded from the calculation of diluted earnings per share was 305,439 and 255,628, respectively. For the three and six months ended June 30, 2024, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share was 55,295 and 57,303, respectively.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of June 30, 2025, the Company had approximately $19.3 million of purchase commitments associated with manufacturing obligations.

10. Related Party Transactions

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year Office Lease agreement (the "New HQ Lease"), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three and six months ended June 30, 2025, the Company paid $0.1 million and $0.2 million, respectively, for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of June 30, 2025.

Board of Directors and Outside Consultant

Effective June 13, 2023, an individual was elected to the Company's Board of Directors who was already providing and continued to provide consulting services to the Company. Under a consulting agreement, the director received a monthly fee of $20,000 in 2023 and 2024. During the two months ended February 28, 2025, the Company incurred $40,000 under this agreement prior to the individual's resignation from the Company's Board of Directors on March 6, 2025. As of June 30, 2025, the Company had no outstanding payables or accrued expenses related to the services performed by this vendor through March 6, 2025.

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

The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table provides the operating result of the Company's segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Product sales and supportive services	$79,124,860	$20,675,317	$84,946,107	$44,553,994
Research and development	1,995,144	1,135,574	3,214,711	2,686,752
Total revenues	81,120,004	21,810,891	88,160,818	47,240,746
Less:
Cost of sales and supportive services	25,554,462	12,311,685	25,712,200	15,536,999
Employee expenses	4,447,383	4,164,103	8,618,304	8,866,234
R&D vendor expenses	1,443,450	540,440	1,991,418	1,145,882
Professional fee expenses	554,192	677,930	1,842,835	1,944,692
International promotion fees	—	597,569	—	2,124,380
Other segment items (1)	3,453,391	2,445,963	6,607,073	5,287,589
Interest income	(1,605,047)	(1,324,634)	(3,312,770)	(3,280,701)
Provision for income taxes	11,789,070	565,219	11,626,878	3,505,715
Net income	$35,483,103	$1,832,616	$35,074,880	$12,109,956

(1) Other segment items include insurance, regulatory and consultant expenses, as well as various general corporate costs.

Revenues by geographic region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$81,120,004	$18,783,774	$82,339,571	$36,233,973

International
Canada	—	—	5,821,247	737,677
Asia-Pacific	—	2,725,368	—	2,725,368
Europe, Middle East and Africa (EMEA)	—	301,749	—	7,543,728
Total International	—	3,027,117	5,821,247	11,006,773

Total revenues	$81,120,004	$21,810,891	$88,160,818	$47,240,746

12. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the three months ended June 30, 2025 and 2024, we recorded pre-tax income of $47.3 million and $2.4 million, respectively, and a corresponding income tax provision of $11.8 million and $0.6 million, respectively.

For the six months ended June 30, 2025 and 2024, we recorded pre-tax income of $46.7 million and $15.6 million, respectively, and a corresponding income tax provision of $11.6 million and $3.5 million, respectively.

The effective tax rate for the three months ended June 30, 2025 was 24.9% compared to 23.6% for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m).

The effective tax rate for the six months ended June 30, 2025 was 24.9% compared to 22.4% for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, and various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m).

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

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law.  In accordance with U.S. GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is the third quarter of calendar year 2025. The Company is currently in the process of analyzing the tax impacts of the law change, but we do not expect a material impact to the Company's effective tax rate.

13. Equity

The tables below present changes in stockholders' equity for the three and six months ended June 30, 2025 and 2024.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at March 31, 2025	71,441,083	$7,144	$239,371,718	$(23,246,235)	$—	$216,132,627
Net income	—	—	—	35,483,103	—	35,483,103
Payment of common stock tendered for employee stock-based compensation tax obligations	(4,443)	—	(26,113)	—	—	(26,113)
Issuance of common stock upon vesting of RSUs	103,115	10	(10)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	(43,512,008)	—	(43,512,008)
Stock-based compensation	—	—	1,234,439	—	—	1,234,439
Balances at June 30, 2025	71,539,755	$7,154	$240,580,034	$(31,275,140)	$—	$209,312,048

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2024	71,404,669	$7,140	$238,635,635	$(22,838,012)	$—	$215,804,763
Net income	—	—	—	35,074,880	—	35,074,880
Payment of common stock tendered for employee stock-based compensation tax obligations	(30,851)	(2)	(192,304)	—	—	(192,306)
Issuance of common stock upon vesting of RSUs	165,937	16	(16)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	(43,512,008)	—	(43,512,008)
Stock-based compensation	—	—	2,136,719	—	—	2,136,719
Balances at June 30, 2025	71,539,755	$7,154	$240,580,034	$(31,275,140)	$—	$209,312,048

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at March 31, 2024	71,122,516	$7,112	$236,766,447	$(71,783,354)	$—	$164,990,205
Net income	—	—	—	1,832,616	—	1,832,616
Payment of common stock tendered for employee stock-based compensation tax obligations	(25,669)	(2)	(196,556)	—	—	(196,558)
Issuance of common stock upon vesting of RSUs	209,046	21	(21)	—	—	—
Stock-based compensation	—	—	932,286	—	—	932,286
Balances at June 30, 2024	71,305,893	$7,131	$237,502,156	$(69,950,738)	$—	$167,558,549

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2023	71,091,616	$7,109	$235,795,420	$(38,943,622)	$—	$196,858,907
Net income	—	—	—	12,109,956	—	12,109,956
Issuance of common stock	49,940	5	(5)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	(44,709)	(4)	(355,535)	—	—	(355,539)
Issuance of common stock upon vesting of RSUs	209,046	21	(21)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	(43,117,072)	—	(43,117,072)
Stock-based compensation	—	—	2,062,297	—	—	2,062,297
Balances at June 30, 2024	71,305,893	$7,131	$237,502,156	$(69,950,738)	$—	$167,558,549

On April 8, 2025, the Board of Directors declared a special dividend of $0.60 per share on the common stock of the Company, which resulted in an overall dividend payment of approximately $43 million. The special dividend was paid on May 15, 2025 to shareholders of record at the close of business on April 29, 2025.

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

Operating lease costs totaled $0.2 million for each of the three months ended June 30, 2025 and 2024. Operating lease costs totaled $0.3 million for each of the six months ended June 30, 2025 and 2024. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million for each of the three months ended June 30, 2025 and 2024. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.3 million for each of the six months ended June 30, 2025 and 2024. As of June 30, 2025, the weighted-average remaining lease term of the Company’s operating leases was 1.73 years while the weighted-average discount rate was 9.95%.

Future cash flows under operating leases as of June 30, 2025 are expected to be as follows:

2025	$285,210
2026	686,190
2027	165,916
Total undiscounted cash flows under leases	1,137,316
Less: Imputed interest	(70,216)
Present value of lease liabilities	$1,067,100

As of June 30, 2025, approximately $0.5 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

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

TPOXX® was authorized under “exceptional circumstances” by the EMA and the MHRA, under the brand name Tecovirimat-SIGA. These regulators granted marketing authorizations under “exceptional circumstances” because it was not possible to obtain complete efficacy and safety information about the product due to the rarity of smallpox and other orthopoxviruses and because ethical considerations prevented conducting the necessary clinical studies. The Tecovirimat-SIGA marketing authorizations under “exceptional circumstances” are subject to certain specific obligations to gather additional data post-approval to help confirm the product’s safety and efficacy. All “exceptional circumstances” marketing authorizations are subject to annual reassessments that consider whether data generated pursuant to the specific obligations continue to confirm its positive benefit-risk profile. These annual reassessments determine whether the product’s marketing authorization should be maintained, changed, suspended, or withdrawn based on its benefit-risk profile.

On July 24, 2025, the EMA’s Committee for Medicinal Products for Human Use closed its third annual reassessment for Tecovirimat-SIGA and initiated a referral procedure for the product following questions over its effectiveness in the treatment of mpox. These questions were raised following receipt of results from certain clinical trials evaluating tecovirimat as a potential mpox treatment including the PALM007 and STOMP clinical trials. EMA will now review all available data on the safety and efficacy of Tecovirimat-SIGA for its authorized indications and make a recommendation on whether the marketing authorization should be maintained, modified, suspended or withdrawn. The reassessment process by the MHRA, which is substantially similar to the EMA process, is several months behind the EMA process and is ongoing.

With respect to the regulatory approvals by the EMA, PMDA, MHRA and Health Canada, oral tecovirimat represents the same formulation approved by the FDA in July 2018 under the brand name TPOXX®.

In connection with a potential FDA label expansion of oral TPOXX® for an indication covering smallpox post-exposure prophylaxis (“PEP”), the Company has completed an immunogenicity trial and an expanded safety trial. The timing of a potential submission of a supplemental New Drug Application to the FDA (“Supplemental NDA”) for a smallpox PEP indication for oral TPOXX® will be based on the results of ongoing sample analyses from the immunogenicity trial; the Company is currently targeting a Supplemental NDA submission in 2026.

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

With respect to IV TPOXX®, tariff activity involving the U.S. and Europe may materially increase raw material costs for IV TPOXX® and, in turn, may materially increase IV TPOXX® overall manufacturing costs.

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, and procurement activities. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to add funding for activities supporting manufacturing. On June 3, 2025, total payments contemplated under the contract with BARDA were increased by $13.2 million in connection with the development of the pediatric formulation of TPOXX®. As of June 30, 2025, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $630 million of payments, of which approximately $79.2 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $79.2 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $59.5 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of June 30, 2025, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $27.6 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of June 30, 2025, provide for payments up to approximately $545.2 million. As of June 30, 2025, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of June 30, 2025, a cumulative total of $450.2 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $61.4 million of IV BDS or IV FDP has been either set aside in inventory or delivered to the Strategic Stockpile and accepted (IV BDS that has been set aside has been recorded as deferred revenue and will be recognized as revenue when the IV BDS is manufactured as IV FDP and delivered); and the Company has been cumulatively reimbursed $10.4 million in connection with post-marketing activities for oral and IV TPOXX®.

Unexercised options, as of June 30, 2025, specify potential payments up to approximately $5.6 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required.

The options related to IV TPOXX® were divided into two primary manufacturing steps. There were options related to the manufacture of bulk drug substance (“IV BDS Options”), and there were corresponding options (for the same number of IV courses) for the manufacture of final drug product (“IV FDP Options”). BARDA had the sole discretion to choose to exercise any, all, or none of these options. The 19C BARDA Contract included: three separate IV BDS Options, each providing for the bulk drug substance equivalent of 32,000 courses (as currently defined within the contract) of IV TPOXX®; and three separate IV FDP Options, each providing for 32,000 courses of final drug product of IV TPOXX®. BARDA had the sole discretion as to whether to simultaneously exercise IV BDS Options and IV FDP Options, or whether to exercise options at different points in time (or alternatively, to only exercise the IV BDS Option but not the IV FDP Option). To date, BARDA has exercised all three IV BDS options and all three IV FDP options. The Company estimates that sales of the IV formulation under this contract (under current terms), would have a gross margin (sales less cost of sales, as a percentage of sales) that is less than 40%.

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million to the U.S. Department of Defense ("DoD") of which approximately $1.1 million was delivered in the first six months of 2024. Sales consisted mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

International Sales Activity

In the six months ended June 30, 2025, the Company had international sales of $5.8 million, consisting of a delivery of oral TPOXX® to one country. There was no revenue recognized in connection with international contracts during the three months ended June 30, 2025. In the three and six months ended June 30, 2024, the Company had international sales of $3.0 million and $11.0 million, respectively. International sales in the six months ended June 30, 2024, were made under the International Promotion Agreement (defined and discussed below) with Meridian Medical Technologies, LLC ("Meridian"). Through the International Promotion Agreement, Meridian was the counterparty to the international contracts under which sales were made during the six months ended June 30, 2024.

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

Mpox

In connection with the 2022 response to a global mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. The purpose of these randomized clinical trials is to seek to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease. As of June 30, 2025, two of the randomized, placebo-controlled clinical trials reported preliminary topline results: a randomized, placebo-controlled clinical trial in the Democratic Republic of the Congo ("DRC") known as PALM 007 (Tecovirimat for Treatment of Monkeypox Virus - NCT05559099), which is funded and sponsored by the National Institutes of Health's (NIH) National Institute of Allergy and Infectious Diseases (NIAID); and the Study of Tecovirimat for Human Mpox Virus (STOMP) clinical trial (NCT05534984), which is a randomized, placebo-controlled, double-blind study sponsored and funded by NIAID to evaluate the safety and efficacy of tecovirimat for the treatment of people with laboratory-confirmed or presumptive mpox disease that included enrollees from Argentina, Brazil, Japan, Mexico, Peru, Thailand, and the United States. The PALM 007 study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution within 28 days post-randomization for patients in the DRC with mpox who received TPOXX® compared to patients who received placebo. Some improvement versus placebo was observed in patients receiving TPOXX® whose symptoms began seven days or fewer before randomization and patients with severe or grave disease, defined by the World Health Organization (WHO) as having 100 or more skin lesions, however the significance of these data has not been established. An interim analysis of data from the STOMP study showed that TPOXX® did not demonstrate efficacy in time to skin and mucosal lesion resolution compared to placebo in patients with mild to moderate clade II mpox. Based on this result and additional analyses, the study Data Safety and Monitoring Board (DSMB) recommended to stop enrolling patients in the randomized arms of the study. NIAID accepted this recommendation and subsequently decided to take a similar action in the open label arm of this study, which included severe and at-risk of developing severe disease patients. Data analysis is not yet complete for primary endpoint subgroups and detailed secondary and exploratory endpoints. In both studies, TPOXX® exhibited a safety profile comparable to placebo. These safety results are consistent with prior studies and further support the strong safety profile that has been observed with tecovirimat over the past 15 years.

Three other randomized clinical trials, UNITY (Switzerland, Brazil, Argentina), Platinum-CAN (Canada), and EPOXI (EU), which were started in response to the global mpox outbreak, have either recently closed to enrollment or expect to close to enrollment this year. Given the STOMP and PALM007 results and the design similarities across these mpox trials, the Company believes these ongoing trials are likely to yield similar results.

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

Results of Operations

The recently implemented U.S. tariffs, and subsequently implemented retaliatory tariffs, did not materially impact our second quarter results. While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff policy environment which presents a mix of impacts, with the potential for higher product and operating costs.

Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, revenues from product sales and supportive services were $79.1 million. Such revenues include $53.3 million of oral TPOXX® and $25.8 million of IV TPOXX® sales to the U.S. Government under the 19C BARDA contract. For the three months ended June 30, 2024, revenues from product sales and supportive services were $20.7 million. Such revenues include $17.6 million of IV TPOXX® sales to the U.S. Government under the 19C BARDA Contract, and approximately $3.1 million of oral TPOXX® international sales.

Revenues from research and development activities for the three months ended June 30, 2025 and 2024, were $2.0 million and $1.1 million, respectively. The revenues for the three months ended June 30, 2025 and 2024, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The increase of $0.9 million of revenue is primarily related to an increase in billable activities under the 19C BARDA Contract.

Cost of sales and supportive services for the three months ended June 30, 2025 and 2024 were $25.6 million and $12.3 million, respectively. Such costs in 2025 are associated with the manufacture and delivery of courses of oral and IV TPOXX® to the U.S. Government under the 19C BARDA Contract, as well as the write off of $0.9 million of inventory. Such costs in 2024 were associated with the manufacture and delivery of courses of IV TPOXX® to the U.S. Government under the 19C BARDA Contract and the manufacture and delivery of oral TPOXX® to multiple international countries.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2025 and 2024 were $5.5 million in each period. While the total expense remained relatively flat, we incurred a net decrease of expenses in connection with international sales and marketing activity, which was primarily offset by higher compensation expense.

Research and development (“R&D”) expenses for the three months ended June 30, 2025 and 2024 were $4.4 million and $2.9 million, respectively, reflecting an increase of approximately $1.5 million. The expense increase is primarily attributable to an increase in vendor-related research and development activity (a portion of which is funded under the 19C BARDA Contract), as well as higher expenses for the implementation of information technology enhancements, higher compensation expense in connection with an increase in headcount, and an increase in the usage of regulatory consultants.

Other income, net for the three months ended June 30, 2025 and 2024 were $1.6 million and $1.3 million, respectively. These amounts reflect interest income earned on cash and cash equivalents.

For the three months ended June 30, 2025 and 2024, we recorded pre-tax income of $47.3 million and $2.4 million, respectively, and a corresponding income tax provision of $11.8 million and $0.6 million, respectively. The effective tax rates during the three months ended June 30, 2025 and 2024 were 24.9% and 23.6%, respectively. Our effective tax rates for the periods ended June 30, 2025 and 2024 differ from the statutory rate primarily as a result of state taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m).

Six Months Ended June 30, 2025 and 2024

For the six months ended June 30, 2025, revenues from product sales and supportive services were $84.9 million. Such revenues include $53.3 million of oral TPOXX® and $25.8 million of IV TPOXX® sales to the U.S. Government under the 19C BARDA Contract and $5.8 million of oral TPOXX® sales to one international country. For the six months ended June 30, 2024, revenues from product sales and supportive services were $44.6 million. Such revenues include $17.6 million of IV TPOXX® and $14.7 million of oral TPOXX® sales to the U.S. Government under the 19C BARDA Contract, $11.0 million of oral TPOXX® international sales and approximately $1.1 million of oral TPOXX® sales to the DoD.

Revenues from research and development activities for the six months ended June 30, 2025 and 2024, were $3.2 million and $2.7 million, respectively. The revenues for the six months ended June 30, 2025 and 2024, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The increase of $0.5 million of revenue is primarily related to an increase in billable activities under the 19C BARDA Contract.

Cost of sales and supportive services for the six months ended June 30, 2025 and 2024 were $25.7 million and $15.5 million, respectively. Such costs in 2025 were associated with the manufacture and delivery of courses of oral and IV TPOXX® to the U.S. Government under the 19C BARDA Contract. Such costs in 2024 were associated with the manufacture and delivery of courses of IV and oral TPOXX® to the U.S. Government under the 19C BARDA Contract, as well as the manufacture and delivery of oral TPOXX® to multiple international countries and the DoD.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2025 and 2024 were $11.2 million and $13.4 million, respectively. The decrease of approximately $2.2 million primarily reflects a net decrease of expenses in connection with international sales and marketing activity (mostly caused by a decrease in international promotion fees related to a combination of the amendment to the International Promotion Agreement with Meridian as well as lower international activity in 2025), as well as lower compensation expense associated with the nonrecurrence in 2025 of certain one-time payments and equity grants that occurred in 2024 in connection with new hires.

Research and development (“R&D”) expenses for the six months ended June 30, 2025 and 2024 were $7.9 million and $5.9 million, respectively, reflecting an increase of approximately $2.0 million. The expense increase is primarily attributable to an increase in vendor-related research and development activity (a portion of which is funded under the 19C BARDA Contract), as well as higher expenses for the implementation of information technology enhancements, higher compensation expense in connection with an increase in headcount, and an increase in the usage of regulatory consultants.

Other income, net for the six months ended June 30, 2025 and 2024 were $3.3 million and $3.3 million, respectively. These amounts reflect interest income earned on cash and cash equivalents.

For the six months ended June 30, 2025 and 2024, we recorded pre-tax income of $46.7 million and $15.6 million, respectively, and a corresponding income tax provision of $11.6 million and $3.5 million, respectively. The effective tax rates during the six months ended June 30, 2025 and 2024 were 24.9% and 22.4%, respectively. Our effective tax rates for the periods ended June 30, 2025 and 2024 differ from the statutory rate primarily as a result of state taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

As of June 30, 2025, we had $182.5 million in cash and cash equivalents, compared with $155.4 million at December 31, 2024. We believe that our liquidity and capital resources will be sufficient to meet our anticipated requirements for at least the next twelve months from the issuance of these financial statements.

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

Net cash provided by/(used in) operating activities for the six months ended June 30, 2025 and 2024 was $70.1 million and ($0.2) million, respectively. For the six months ended June 30, 2025, the receipt of approximately $80 million from sales of TPOXX® to the U.S. Government and an international customer, $20 million from sales of TPOXX® from accounts receivable at December 31, 2024, as well as the receipt of investment income on cash and cash equivalents, was partially offset by the payment of approximately $8 million of income taxes as well as for the use of cash (net of research development revenues) for inventory and customary operating activities. For the six months ended June 30, 2024, the receipt of approximately $49 million from sales of oral and IV TPOXX® to the U.S. Government and international customers, of which approximately $29 million relates to 2024 sales and the remainder to accounts receivable at December 31, 2023, was offset by the payment of approximately $29 million of income taxes as well as for the use of cash for inventory and customary operating activities.

Investing Activities

There was minimal (less than $25,000) cash-related investing activities for the six months ended June 30, 2025 and 2024.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2025 was $43.1 million, which was mostly attributable to the payment of a special cash dividend of approximately $42.9 million. Cash used in financing activities for the six months ended June 30, 2024 was $43.0 million, which was mostly attributable to the payment of a special cash dividend of approximately $42.7 million.

Future Cash Requirements

As of June 30, 2025, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $19.3 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2024 Form 10-K.

Failure to maintain existing regulatory approvals or obtain future regulatory approvals in additional international jurisdictions could prevent us from marketing our products in certain jurisdictions abroad.

To market our products in certain foreign jurisdictions, we need to maintain existing regulatory approvals or may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedures vary among countries and can involve additional testing and differing manufacturing or labeling requirements. Complying or maintaining compliance with such requirements may take substantial time, including prior to approval, and delay commercial activities in those jurisdictions.

The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval for expanded indications or new formulations of TPOXX®. We may be unable to maintain existing regulatory approvals or may not be successful in obtaining additional foreign regulatory approvals on a timely basis, if at all. Regulatory approval by the FDA, which we obtained for oral and IV TPOXX®, and by Health Canada, for oral TPOXX®, in each case for the treatment of smallpox, or by additional foreign regulatory authorities such as  European Medicines Agency (EMA), the Japanese Pharmaceuticals and Medical Devices Agency, and the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA), which we obtained for oral TPOXX® for the treatment of smallpox, monkeypox ("mpox"), cowpox, and vaccinia complications following vaccination against smallpox, does not ensure continued approval in those jurisdictions or approval by additional regulatory authorities in other foreign countries or jurisdictions or by the FDA for additional indications or new formulations.

TPOXX® was authorized under “exceptional circumstances” by the EMA and the MHRA, under the brand name Tecovirimat-SIGA. These regulators granted marketing authorizations under “exceptional circumstances” because it was not possible to obtain complete efficacy and safety information about the product due to the rarity of smallpox and other orthopoxviruses and because ethical considerations prevented conducting the necessary clinical studies. The Tecovirimat-SIGA marketing authorizations under “exceptional circumstances” are subject to certain specific obligations to gather additional data post-approval to help confirm the product’s safety and efficacy. All “exceptional circumstances” marketing authorizations are subject to annual reassessments that consider whether data generated pursuant to the specific obligations continue to confirm its positive benefit-risk profile. These annual reassessments determine whether the product’s marketing authorization should be maintained, changed, suspended, or withdrawn based on its benefit-risk profile.

On July 24, 2025, the EMA’s Committee for Medicinal Products for Human Use closed its third annual reassessment for Tecovirimat-SIGA and initiated a referral procedure for the product following questions over its effectiveness in the treatment of mpox. These questions were raised following receipt of results from certain clinical trials evaluating tecovirimat as a potential mpox treatment including the PALM007 and STOMP clinical trials. EMA will now review all available data on the safety and efficacy of Tecovirimat-SIGA for its authorized indications and make a recommendation on whether the marketing authorization should be maintained, modified, suspended or withdrawn. The reassessment process by the MHRA, which is substantially similar to the EMA process, is several months behind the EMA process and is ongoing.

If we were to receive a negative opinion following the referral, this could negatively impact our anticipated revenue from Tecovirimat-SIGA and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, failure to obtain or maintain approval in one jurisdiction may impact our ability to obtain approvals elsewhere. We may not be able to maintain existing approvals or may be unable to file for or receive necessary regulatory approvals to commercialize our products in new markets, in which case, our addressable market may be reduced and our ability to realize the full potential of our products and product candidates may be harmed and our business, financial condition, results of operations and prospects may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 16, 2022).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on June 12, 2025.
3.3	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 12, 2025).
10.1†	Amendment of Solicitation/Modification of Contract 00019, dated June 3, 2025, to Agreement, dated September 10, 2018, by and between SIGA and the Biomedical Advanced Research and Development Authority of the United States Department of Health and Human Services.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	August 5, 2025	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)