Form 10-Q
period 2025-09-30
SIGA TECHNOLOGIES INC
filed 2025-11-06
CIK 1010086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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

As of October 24, 2025, the registrant had outstanding 71,611,302 shares of common stock, par value $.0001, per share.

SIGA TECHNOLOGIES, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Consolidated Financial Statements

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$171,955,584	$155,400,262
Accounts receivable	2,490,234	21,166,129
Inventory	48,006,005	49,563,880
Prepaid expenses and other current assets	5,293,648	4,914,613
Total current assets	227,745,471	231,044,884

Property, plant and equipment, net	1,196,803	1,298,423
Deferred tax asset, net	1,560,453	10,854,702
Goodwill	898,334	898,334
Other assets	202,015	240,683
Total assets	$231,603,076	$244,337,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,032,898	$1,340,337
Accrued expenses and other current liabilities	9,472,862	5,640,110
Deferred IV TPOXX® revenue	10,240,000	10,330,800
Income tax payable	96,561	8,020,366
Total current liabilities	24,842,321	25,331,613

Other liabilities	3,281,879	3,200,650
Total liabilities	28,124,200	28,532,263
Commitments and contingencies
Stockholders’ equity
Common stock ($.0001 par value, 600,000,000 shares authorized, 71,611,302 and 71,404,669, issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	7,161	7,140
Additional paid-in capital	241,112,674	238,635,635
Accumulated deficit	(37,640,959)	(22,838,012)
Total stockholders’ equity	203,478,876	215,804,763
Total liabilities and stockholders’ equity	$231,603,076	$244,337,026

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Product sales and supportive services	$889,748	$8,942,875	$85,835,855	$53,496,869
Research and development	1,730,252	1,066,906	4,944,963	3,753,658
Total revenues	2,620,000	10,009,781	90,780,818	57,250,527

Operating expenses
Cost of sales and supportive services	1,002,083	1,620,510	26,714,283	17,157,508
Selling, general and administrative	4,786,511	4,822,591	15,949,749	18,228,786
Research and development	7,053,985	3,024,593	14,914,895	8,966,905
Total operating expenses	12,842,579	9,467,694	57,578,927	44,353,199
Operating (loss)/income	(10,222,579)	542,087	33,201,891	12,897,328
Other income, net	1,866,693	1,330,505	5,143,981	4,590,935
(Loss)/Income before income taxes	(8,355,886)	1,872,592	38,345,872	17,488,263
Benefit/(Provision) for income taxes	1,990,067	(528,647)	(9,636,811)	(4,034,362)
Net and comprehensive (loss)/income	$(6,365,819)	$1,343,945	$28,709,061	$13,453,901
Basic (loss)/income per share	$(0.09)	$0.02	$0.40	$0.19
Diluted (loss)/income per share	$(0.09)	$0.02	$0.40	$0.19
Weighted average shares outstanding: basic	71,604,956	71,368,585	71,499,984	71,191,019
Weighted average shares outstanding: diluted	71,604,956	71,766,503	71,801,188	71,853,341

The accompanying notes are an integral part of these financial statements.

SIGA TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$28,709,061	$13,453,901
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and other amortization	416,089	407,692
Stock-based compensation	2,910,823	2,876,071
Write down of inventory, net	471,971	327,373
Deferred income taxes, net	9,294,249	(1,056,647)
Deferred IV TPOXX® revenue	(90,800)	(7,059,280)
Changes in assets and liabilities:
Accounts receivable	18,675,895	9,041,941
Inventory	1,085,905	2,676,093
Prepaid expenses and other assets	(340,366)	(2,992,590)
Accounts payable, accrued expenses and other liabilities	7,123,239	(3,659,762)
Income tax payable	(7,923,805)	(21,563,085)
Net cash provided by/(used in) operating activities	60,332,261	(7,548,293)
Cash flows from investing activities:
Capital expenditures	(314,470)	(24,612)
Cash used in investing activities	(314,470)	(24,612)
Cash flows from financing activities:
Payment of employee tax obligations for common stock tendered	(433,763)	(638,139)
Payment of dividend	(43,028,706)	(42,665,044)
Cash used in financing activities	(43,462,469)	(43,303,183)
Net increase/(decrease) in cash and cash equivalents	16,555,322	(50,876,088)
Cash and cash equivalents at the beginning of period	155,400,262	150,145,844
Cash and cash equivalents at end of period	$171,955,584	$99,269,756

Supplemental disclosure of non-cash financing activities:
Non-cash lease right-of-use asset and associated liability	$—	$462,686
Issuance of common stock	$—	$417,000

The accompanying notes are an integral part of these financial statements

SIGA TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Condensed Consolidated Financial Statements

The financial statements of SIGA Technologies, Inc. (“we,” “our,” “us,” “SIGA” or the “Company”) are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company's 2024 Annual Report on Form 10-K filed on March 11, 2025 (the "2024 Form 10-K"). All terms used but not defined elsewhere herein have the meaning ascribed to them in the 2024 Form 10-K. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair statement of the results of the interim periods have been included. The 2024 year-end condensed consolidated balance sheet data were derived from the audited financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results expected for the full year.

2. Summary of Significant Accounting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In all transactions, the Company is the principal as it controls the specified good or service before it is transferred to the customer and therefore recognizes revenue on a gross basis. A contract’s transaction price is allocated to distinct performance obligations and recognized as revenue when, or as, a performance obligation is satisfied. As of September 30, 2025, the Company's active contractual performance obligations consist of the following: four performance obligations relate to research and development services; and one relates to manufacture and delivery of product. The material performance obligations are referenced in Note 3. The aggregate amount of the transaction price allocated to current performance obligations as of  September 30, 2025 was $59.9 million. Current performance obligations represent the transaction price for which work has not been performed and excludes unexercised contract options. With respect to current obligations related to the manufacture and delivery of product, the Company expects such obligations to be recognized as revenues within the next 12 months. With respect to the performance obligations related to research and development services, the Company expects such obligations to be recognized as revenue within the next three years as the specific timing for satisfying performance obligations is subjective and at times outside the Company's control.

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

Contract Balances

The timing of revenue recognition, billings and cash collections may result in billed accounts receivable, unbilled receivables (contract assets) and customer advances and deposits (contract liabilities) in the condensed consolidated balance sheets. Generally, amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals (monthly) or upon achievement of contractual milestones; as of  September 30, 2025, the accounts receivable balance in the condensed balance sheet includes approximately $0.2 million of unbilled receivables. Under typical payment terms of fixed price arrangements, the customer pays the Company either performance-based payments or progress payments. For the Company’s cost-type arrangements, the customer generally pays the Company for its actual costs incurred, as well as its allocated overhead and G&A costs. Such payments occur within a short period of time from billing. When the Company receives consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability.

Property, Plant and Equipment

The Company purchased manufacturing equipment during Q3 2025. Depreciation on the manufacturing equipment will be calculated using the units of production method if and when the Company receives FDA approval for the associated manufacturing site.

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

3. Procurement Contracts and Research Agreements

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the U.S. Strategic National Stockpile ("Strategic Stockpile"), and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, and procurement activities. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to add funding for activities supporting manufacturing. On June 3, 2025, total payments contemplated under the contract with BARDA were increased by $13.2 million in connection with the development of the pediatric formulation of TPOXX®. As of September 30, 2025, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $630 million of payments, of which approximately $79.2 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options, and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $79.2 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $59.5 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2025, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $29.0 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of  September 30, 2025, provide for payments up to approximately $545.2 million. As of  September 30, 2025, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2025, a cumulative total of $450.2 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $61.4 million of IV BDS or IV FDP has been either set aside in inventory or delivered to the Strategic Stockpile and accepted (IV BDS that has been set aside has been recorded as deferred revenue and will be recognized as revenue when the IV BDS is manufactured as IV FDP and delivered); and the Company has been cumulatively reimbursed $10.7 million in connection with post-marketing activities for oral and IV TPOXX®.

Unexercised options, as of September 30, 2025, specify potential payments up to approximately $5.6 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required.

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

Revenues in connection with the 19C BARDA Contract are recognized either over time or at a point in time. Performance obligations related to product delivery generate revenue at a point in time. Revenue from other performance obligations under the 19C BARDA Contract are recognized over time using an input method using costs incurred to date relative to total estimated costs at completion. For the three months ended September 30, 2025 and 2024, the Company recognized revenues of $2.6 million and $1.0 million, respectively, on an over time basis. For the nine months ended September 30, 2025 and 2024, the Company recognized revenues of $5.8 million and $3.8 million, respectively, on an over time basis. In contrast, revenue recognized for product delivery, and therefore at a point in time, for the nine months ended September 30, 2025 was $79.1 million. No revenue was recognized for product delivery, and therefore no revenue was recognized at a point in time, for the three months ended September 30, 2025. Revenue recognized for product delivery, and therefore at a point in time, for the three and nine months ended September 30, 2024 was $8.1 million and $40.4 million, respectively.

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million to the U.S. Department of Defense ("DoD") of which $1.1 million was delivered and recognized during the nine months ended September 30, 2024. Sales consisted mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

International Sales Activity

Revenue in connection with international procurement contracts for the delivery of product are recognized at a point in time on a gross basis, as the Company acts as the principal in the transaction. During the nine months ended September 30, 2025, the Company recognized $5.8 million of sales in connection with international contracts for which the Company was the counterparty to the contract. There was no revenue recognized in connection with international contracts during the three months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company recognized $0.8 million and $11.8 million of sales, respectively, in connection with international contracts. For international sales in the first and second quarters of 2024, Meridian was the counterparty to contracts under which the sales were made. For international sales in the third quarter of 2024, the Company was the counterparty to the contracts under which the sales were made.

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

4. Inventory

Inventory includes costs related to the manufacture of TPOXX®. Inventory consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Raw materials	$11,251,234	$134,535
Work in-process	29,967,286	40,417,411
Finished goods	6,787,485	9,011,934
Inventory	$48,006,005	$49,563,880

During the nine months ended September 30, 2025, the Company wrote off approximately $0.9 million of inventory. In addition, during the nine months ended September 30, 2025, the Company recognized a recovery of approximately $0.5 million from a contract manufacturing organization associated with a previous loss of inventory.

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Leasehold improvements	$2,420,028	$2,420,028
Computer equipment	445,642	450,511
Furniture and fixtures	314,434	347,045
Manufacturing equipment	289,575	—
Operating lease right-of-use assets	4,141,333	4,141,333
	7,611,012	7,358,917
Less – accumulated depreciation and amortization	(6,414,209)	(6,060,494)
Property, plant and equipment, net	$1,196,803	$1,298,423

Depreciation and amortization expense on property, plant, and equipment was $0.4 million for each of the nine months ended September 30, 2025 and 2024.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Compensation	$2,742,280	$637,750
Professional fees	2,004,639	1,473,956
Inventory	1,568,652	105,275
Other	1,126,145	2,160,177
Research and development vendor costs	773,540	446,412
Accrued dividends on unvested equity awards	674,940	269,720
Lease liability, current portion	582,666	546,820
Accrued expenses and other current liabilities	$9,472,862	$5,640,110

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

There were no transfers between levels of the fair value hierarchy for the nine months ended September 30, 2025. As of  September 30, 2025 and December 31, 2024, the Company had $55.3 million and $53.5 million, respectively, of cash equivalents classified as Level 1 financial instruments. There were no Level 2 or Level 3 financial instruments as of  September 30, 2025 or December 31, 2024.

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

The following is a reconciliation of the basic and diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss)/income for basic earnings per share	$(6,365,819)	$1,343,945	$28,709,061	$13,453,901
Weighted-average shares	71,604,956	71,368,585	71,499,984	71,191,019
Effect of potential common shares	—	397,918	301,204	662,322
Weighted-average shares: diluted	71,604,956	71,766,503	71,801,188	71,853,341
(Loss)/Income per share: basic	$(0.09)	$0.02	$0.40	$0.19
(Loss)/Income per share: diluted	$(0.09)	$0.02	$0.40	$0.19

For the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024, weighted-average diluted shares include the dilutive effect of in-the-money options and stock-settled RSUs. The dilutive effect of stock-settled RSUs and options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the average amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible, are collectively assumed to be used to repurchase shares. Cash-settled RSUs were presumed to be cash-settled and therefore excluded from the diluted earnings per share calculations for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 because the net effect of their inclusion, including the elimination of the impact in the operating results of the change in fair value of these RSUs, would have been anti-dilutive. Performance-based RSUs were excluded from the diluted earnings per share calculations for the nine months ended September 30, 2025, as a result of the associated metrics/contingencies not being achieved. For the nine months ended September 30, 2025, the weighted average number of shares under the cash-settled RSUs and performance-based RSUs excluded from the calculation of diluted earnings per share was 274,732. For the three and nine months ended September 30, 2024, the weighted average number of shares under the cash-settled RSUs excluded from the calculation of diluted earnings per share was 40,075 and 51,518, respectively.

For the three months ended September 30, 2025, the Company incurred a loss and as a result, the equity instruments listed below were excluded from the calculation of diluted loss per share as the effect of the exercise, conversion or vesting of such instruments would have been anti-dilutive. The weighted average number of equity instruments excluded consists of:

Three Months Ended September 30,
2025
Stock options	615,703
Restricted stock units (1)	731,264

(1) For the three months ended September 30, 2025, the total excludes a weighted average of 312,317 cash-settled RSUs and performance-based RSUs.

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

Purchase Commitments

In the course of our business, the Company regularly enters into agreements with third party organizations to provide contract manufacturing services and research and development services. Under these agreements, the Company issues purchase orders, which obligate the Company to pay a specified price when agreed-upon services are performed. In connection with many CMO purchase orders, reimbursement by CMOs for inventory losses is limited. Commitments under the purchase orders do not exceed our planned commercial and research and development needs. As of September 30, 2025, the Company had approximately $12.5 million of purchase commitments associated with manufacturing obligations.

10. Related Party Transactions

Real Estate Leases

On May 26, 2017, the Company and MacAndrews & Forbes Incorporated ("M&F") entered into a ten-year Office Lease agreement (the "New HQ Lease"), pursuant to which the Company agreed to lease 3,200 square feet at 31 East 62nd Street, New York, New York. The Company is utilizing premises leased under the New HQ Lease as its corporate headquarters. The Company's rental obligations consisted of a fixed rent of $25,333 per month in the first sixty-three months of the term, subject to a rent abatement for the first six months of the term. From the first day of the sixty-fourth month of the term through the expiration or earlier termination of the lease, the Company's rental obligations consist of a fixed rent of $29,333 per month. In addition to the fixed rent, the Company will pay a facility fee in consideration of the landlord making available certain ancillary services, commencing on the first anniversary of entry into the lease. The facility fee was $3,333 per month for the second year of the term and increases by five percent each year thereafter, to $4,925 per month in the final year of the term. During the three and nine months ended September 30, 2025, the Company paid $0.1 million and $0.3 million, respectively, for rent and ancillary services associated with this lease. The Company had no outstanding payables or accrued expenses related to this lease as of September 30, 2025.

Board of Directors and Outside Consultant

Effective June 13, 2023, an individual was elected to the Company's Board of Directors who was already providing and continued to provide consulting services to the Company. Under a consulting agreement, the director received a monthly fee of $20,000 in 2023 and 2024. During the two months ended February 28, 2025, the Company incurred $40,000 under this agreement prior to the individual's resignation from the Company's Board of Directors on March 6, 2025. As of September 30, 2025, the Company had no outstanding payables or accrued expenses related to the services performed by this vendor through March 6, 2025.

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

The CODM does not review assets in evaluating the results of the segment, and therefore, such information is not presented.

The following table provides the operating result of the Company's segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Product sales and supportive services	$889,748	$8,942,875	$85,835,855	$53,496,869
Research and development	1,730,252	1,066,906	4,944,963	3,753,658
Total revenues	2,620,000	10,009,781	90,780,818	57,250,527
Less:
Cost of sales and supportive services	1,002,083	1,620,510	26,714,283	17,157,508
Employee expenses	4,143,142	3,871,034	12,761,446	12,737,269
R&D vendor expenses	3,668,039	411,855	5,659,457	1,557,737
Professional fee expenses	514,470	881,633	2,357,305	2,826,325
International promotion fees	—	—	—	2,124,380
Other segment items (1)	3,521,547	2,689,516	10,128,620	7,977,105
Interest income	(1,873,395)	(1,337,359)	(5,186,165)	(4,618,060)
(Benefit)/Provision for income taxes	(1,990,067)	528,647	9,636,811	4,034,362
Net (loss)/income	$(6,365,819)	$1,343,945	$28,709,061	$13,453,901

(1) Other segment items include insurance, regulatory and consultant expenses, as well as various general corporate costs.

Revenues by geographic region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$2,620,000	$9,172,873	$84,959,571	$45,406,846

International
Canada	—	—	5,821,247	737,677
Asia-Pacific	—	—	—	2,725,368
Europe, Middle East and Africa (EMEA)	—	836,908	—	8,380,636
Total International	—	836,908	5,821,247	11,843,681

Total revenues	$2,620,000	$10,009,781	$90,780,818	$57,250,527

12. Income Taxes

The Company’s provision for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

For the nine months ended September 30, 2025 and 2024, we recorded pre-tax income of $38.3 million and $17.5 million, respectively, and a corresponding income tax provision of $9.6 million and $4.0 million, respectively.

The effective tax rate for the nine months ended September 30, 2025 was 25.1% compared to 23.1% for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 differs from the U.S. statutory rate of 21% primarily as a result of state taxes, various non-deductible expenses, including executive compensation under Internal Revenue Code Section 162(m), and tax law changes as a result of the One Big Beautiful Bill Act ("OBBBA").

On July 4, 2025, President Trump signed OBBBA into law. The OBBBA makes permanent many of the provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025 and includes other changes to certain U.S. corporate tax provisions including the restoration of immediate expensing for domestic research and development expenditures and the reinstatement of 100% bonus depreciation for qualified property. FASB Topic 740, “Income Taxes”, requires the effects of tax law changes to be recognized in the period of enactment and requires the effects of changes in tax rates and laws affecting current taxes to be reflected in the estimated annual effective tax rate going forward, and adjustments to existing deferred taxes to be recognized on deferred tax balances to be recognized in the period in which the legislation is enacted.

In connection with the tax law change, the Company expects to deduct current and previously capitalized domestic research and development expenditures in 2025. As a result, the Company’s previously recorded income tax benefit for foreign derived intangible income (FDII) of approximately $0.2 million was reversed in the period ended September 30, 2025, as such amounts are subject to a taxable income limitation.

13. Equity

The tables below present changes in stockholders' equity for the three and nine months ended September 30, 2025 and 2024.

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2025	71,539,755	$7,154	$240,580,034	$(31,275,140)	$—	$209,312,048
Net loss	—	—	—	(6,365,819)	—	(6,365,819)
Payment of common stock tendered for employee stock-based compensation tax obligations	(36,194)	(4)	(241,453)	—	—	(241,457)
Issuance of common stock upon vesting of RSUs	107,741	11	(11)	—	—	—
Stock-based compensation	—	—	774,104	—	—	774,104
Balances at September 30, 2025	71,611,302	$7,161	$241,112,674	$(37,640,959)	$—	$203,478,876

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2024	71,404,669	$7,140	$238,635,635	$(22,838,012)	$—	$215,804,763
Net income	—	—	—	28,709,061	—	28,709,061
Payment of common stock tendered for employee stock-based compensation tax obligations	(67,045)	(6)	(433,757)	—	—	(433,763)
Issuance of common stock upon vesting of RSUs	273,678	27	(27)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	(43,512,008)	—	(43,512,008)
Stock-based compensation	—	—	2,910,823	—	—	2,910,823
Balances at September 30, 2025	71,611,302	$7,161	$241,112,674	$(37,640,959)	$—	$203,478,876

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at June 30, 2024	71,305,893	$7,131	$237,502,156	$(69,950,738)	$—	$167,558,549
Net income	—	—	—	1,343,945	—	1,343,945
Payment of common stock tendered for employee stock-based compensation tax obligations	(37,427)	(4)	(282,596)	—	—	(282,600)
Issuance of common stock upon vesting of RSUs	100,808	10	(10)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	8,466	—	8,466
Stock-based compensation	—	—	813,774	—	—	813,774
Balances at September 30, 2024	71,369,274	$7,137	$238,033,324	$(68,598,327)	$—	$169,442,134

	Common Stock		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2023	71,091,616	$7,109	$235,795,420	$(38,943,622)	$—	$196,858,907
Net income	—	—	—	13,453,901	—	13,453,901
Issuance of common stock	49,940	5	(5)	—	—	—
Payment of common stock tendered for employee stock-based compensation tax obligations	(82,136)	(8)	(638,131)	—	—	(638,139)
Issuance of common stock upon vesting of RSUs	309,854	31	(31)	—	—	—
Cash dividend ($0.60 per share)	—	—	—	(43,108,606)	—	(43,108,606)
Stock-based compensation	—	—	2,876,071	—	—	2,876,071
Balances at September 30, 2024	71,369,274	$7,137	$238,033,324	$(68,598,327)	$—	$169,442,134

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

Operating lease costs totaled $0.2 million for each of the three months ended September 30, 2025 and 2024. Operating lease costs totaled $0.5 million for each of the nine months ended September 30, 2025 and 2024. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.2 million for each of the three months ended September 30, 2025 and 2024. Cash paid for amounts included in the measurement of lease liabilities from operating cash flows was $0.5 million for each of the nine months ended September 30, 2025 and 2024. As of September 30, 2025, the weighted-average remaining lease term of the Company’s operating leases was 1.49 years while the weighted-average discount rate was 9.95%.

Future cash flows under operating leases as of September 30, 2025 are expected to be as follows:

2025	$114,084
2026	686,190
2027	165,916
Total undiscounted cash flows under leases	966,190
Less: Imputed interest	(51,642)
Present value of lease liabilities	$914,548

As of September 30, 2025, approximately $0.3 million of the lease liability is included in Other liabilities on the condensed consolidated balance sheet with the current portion included in accrued expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K filed on March 11, 2025 (the "2024 Form 10-K"). In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors. See the factors set forth under the heading “Forward-Looking Statements” at the end of this Item 2, Part II, Item 1A. “Risk Factors” of the 2024 Form 10-K, and Part II, Item 1A. “Risk Factors” of our Form 10-Q for the period ended June 30, 2025.

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

Procurement Contracts with the U.S. Government

19C BARDA Contract

On September 10, 2018, the Company entered into a contract with the U.S. Biomedical Advanced Research and Development Authority ("BARDA") pursuant to which SIGA agreed to deliver up to 1,488,000 courses of oral TPOXX® to the Strategic Stockpile, and to manufacture and deliver to the Strategic Stockpile, or store as vendor-managed inventory, up to 212,000 courses of IV TPOXX®. In October 2023, the contract was modified so that a course of IV TPOXX® was redefined within the contract from being 14 vials to being 28 vials; as such, the 19C BARDA Contract currently specifies 106,000 courses of IV TPOXX® (for the same payment amount as originally specified). In addition to the delivery of TPOXX® courses, the contract includes funding from BARDA for a range of activities, including: advanced development of IV TPOXX®, post-marketing activities for oral and IV TPOXX®, development of a pediatric formulation, and procurement activities. On April 8, 2025, total payments contemplated under the contract with BARDA were increased by $14.3 million to add funding for activities supporting manufacturing. On June 3, 2025, total payments contemplated under the contract with BARDA were increased by $13.2 million in connection with the development of the pediatric formulation of TPOXX®. As of September 30, 2025, the contract with BARDA (as amended, modified, or supplemented from time to time, the "19C BARDA Contract") contemplates up to approximately $630 million of payments, of which approximately $79.2 million of payments are included within the base period of performance, approximately $545.2 million of payments are related to exercised options and up to approximately $5.6 million of payments are currently specified as unexercised options. BARDA may choose in its sole discretion when, or whether, to exercise any of the unexercised options. The period of performance for options is up to ten years from the date of entry into the 19C BARDA Contract and such options could be exercised at any time during the contract term.

The base period of performance specifies potential payments of approximately $79.2 million for the following activities: payments of approximately $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile; payments of $8.0 million for the manufacture of 10,000 courses (as currently defined within the contract as being 28 vials) of final drug product of IV TPOXX® ("IV FDP"), of which $3.2 million of payments are related to the manufacture of bulk drug substance ("IV BDS") to be used in the manufacture of IV FDP; payments of approximately $59.5 million to fund reimbursed activities; and payments of approximately $0.6 million for supportive procurement activities. As of September 30, 2025, the Company had received $11.1 million for the delivery of approximately 35,700 courses of oral TPOXX® to the Strategic Stockpile, $3.2 million for the manufacture of IV BDS, $4.8 million for the delivery of IV FDP to the Strategic Stockpile and $29.0 million for other base period activities. IV BDS has been used for the manufacture of courses of IV FDP. The $3.2 million received for the completed manufacture of IV BDS had been recorded as deferred revenue as of December 31, 2021, but with the delivery of IV FDP to the Strategic Stockpile during 2022, $2.9 million was recognized as revenue. The remaining $0.3 million of deferred revenue was recognized in the second quarter of 2024 as the IV FDP containing such IV BDS was delivered to and accepted by the Strategic Stockpile.

The options that have been exercised as of September 30, 2025, provide for payments up to approximately $545.2 million. As of September 30, 2025, there are exercised options for the following activities: payments up to $450.2 million for the manufacture and delivery of up to 1.5 million courses of oral TPOXX®; payments up to $76.8 million for the manufacture of courses of IV FDP; payments of up to approximately $3.6 million to fund post-marketing activities for IV TPOXX®; and payments of up to $14.6 million for funding of post-marketing activities for oral TPOXX®. As of September 30, 2025, a cumulative total of $450.2 million of oral TPOXX® has been delivered to the Strategic Stockpile and accepted; a cumulative total of $61.4 million of IV BDS or IV FDP has been either set aside in inventory or delivered to the Strategic Stockpile and accepted (IV BDS that has been set aside has been recorded as deferred revenue and will be recognized as revenue when the IV BDS is manufactured as IV FDP and delivered); and the Company has been cumulatively reimbursed $10.7 million in connection with post-marketing activities for oral and IV TPOXX®.

Unexercised options, as of September 30, 2025, specify potential payments up to approximately $5.6 million in total (if all such options are exercised), of which approximately $5.6 million relates to supportive activities that we currently do not expect to be required.

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

U.S. Department of Defense Procurement Contracts

In 2024, the Company had sales of approximately $10 million to the U.S. Department of Defense ("DoD") of which approximately $1.1 million was delivered in the first nine months of 2024. Sales consisted mostly of delivery of oral TPOXX®, with a minor amount of IV TPOXX® delivered.

International Sales Activity

In the nine months ended September 30, 2025, the Company had international sales of $5.8 million, consisting of a delivery of oral TPOXX® to one country. The Company was the counterparty to the contract under which these international sales were made. There was no revenue recognized in connection with international contracts during the three months ended September 30, 2025. In the three and nine months ended September 30, 2024, the Company had international sales of $0.8 million and $11.8 million, respectively. For international sales in the first and second quarters of 2024, Meridian was the counterparty to contracts under which the sales were made. For international sales in the third quarter of 2024, the Company was the counterparty to the contracts under which the sales were made.

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

Mpox

In connection with the 2022 response to a global mpox outbreak, a series of observational and randomized, placebo-controlled clinical trials were initiated to assess the safety and efficacy of TPOXX® in participants with mpox. The purpose of these randomized clinical trials is to seek to collect data on the potential benefits of using TPOXX® as an antiviral treatment for active mpox disease. As of September 30, 2025, three of the randomized, placebo-controlled clinical trials reported preliminary topline results: a randomized, placebo-controlled clinical trial in the Democratic Republic of the Congo ("DRC") known as PALM 007 (Tecovirimat for Treatment of Monkeypox Virus - NCT05559099), which is funded and sponsored by the National Institutes of Health's (NIH) National Institute of Allergy and Infectious Diseases (NIAID); the Study of Tecovirimat for Human Mpox Virus (STOMP) clinical trial (NCT05534984), which is a randomized, placebo-controlled, double-blind study sponsored and funded by NIAID to evaluate the safety and efficacy of tecovirimat for the treatment of people with laboratory-confirmed or presumptive mpox disease that included enrollees from Argentina, Brazil, Japan, Mexico, Peru, Thailand, and the United States; and the UNITY clinical trial (Assessment of the Efficacy and Safety of Tecovirimat in Patients With Monkeypox Virus Disease - NCT NCT05597735), which was funded and sponsored by ANRS-Emerging Infectious Diseases, which included enrollees from Switzerland, Brazil, and Argentina. The PALM 007 study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution within 28 days post-randomization for patients in the DRC with mpox who received TPOXX® compared to patients who received placebo. Some improvement versus placebo was observed in patients receiving TPOXX® whose symptoms began seven days or fewer before randomization and patients with severe or grave disease, defined by the World Health Organization (WHO) as having 100 or more skin lesions, however the significance of these data has not been established. An interim analysis of data from the STOMP study showed that TPOXX® did not demonstrate efficacy in time to skin and mucosal lesion resolution compared to placebo in patients with mild to moderate clade II mpox. Based on this result and additional analyses, the study Data Safety and Monitoring Board (DSMB) recommended to stop enrolling patients in the randomized arms of the study. NIAID accepted this recommendation and subsequently decided to take a similar action in the open label arm of this study, which included severe and at-risk of developing severe disease patients. Data analysis is not yet complete for primary endpoint subgroups and detailed secondary and exploratory endpoints. Interim topline data from the UNITY study, which was presented at a medical conference, showed that the study did not meet its primary endpoint of a statistically significant improvement in time to lesion resolution for patients with mpox who received TPOXX® compared to patients who received placebo. In all three studies, TPOXX® exhibited a safety profile comparable to placebo. These safety results are consistent with prior studies and further support the strong safety profile that has been observed with tecovirimat over the past 15 years.

Two other randomized clinical trials, Platinum-CAN (Canada) and EPOXI (EU), which were started in response to the global mpox outbreak, have either recently closed to enrollment or expect to close to enrollment this year. Given the STOMP, PALM007 and UNITY results and the design similarities across these mpox trials, the Company believes these ongoing trials are likely to yield similar results.

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

Results of Operations

The recently implemented U.S. tariffs, and subsequently implemented retaliatory tariffs, did not materially impact our third quarter results. While the long-term effects remain uncertain, we continue to closely monitor the evolving tariff policy environment which presents a mix of impacts, with the potential for higher product and operating costs.

Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025, revenues from product sales and supportive services were $0.9 million. Such revenues reflect supportive services for the period. For the three months ended September 30, 2024, revenues from product sales and supportive services were $8.9 million. Such revenues include $8.1 million of oral TPOXX® sales to the U.S. Government under the 19C BARDA Contract, and $0.8 million of oral TPOXX® international sales.

Revenues from research and development activities for the three months ended September 30, 2025 and 2024, were $1.7 million and $1.1 million, respectively. The revenues for the three months ended September 30, 2025, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The revenues for the three months ended September 30, 2024, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The increase of $0.6 million of revenue is primarily related to an increase in billable activities under the 19C BARDA Contract.

Cost of sales and supportive services for the three months ended September 30, 2025 and 2024 were $1.0 million and $1.6 million, respectively. Such costs in 2025 are associated with various supportive services including stability testing and storage, as well as certain reimbursable activities under the 19C BARDA Contract. Such costs in 2024 were associated with the manufacture and delivery of courses of oral TPOXX® to the U.S. Government under the 19C BARDA Contract.

Selling, general and administrative (“SG&A”) expenses for each of the three months ended September 30, 2025 and 2024 was $4.8 million. Although there was minimal change between each period, the expense for the three months ended September 30, 2025 reflects an increase in international promotion costs, offset by a decline in professional service fees.

Research and development (“R&D”) expenses for the three months ended September 30, 2025 and 2024 were $7.1 million and $3.0 million, respectively, reflecting an increase of approximately $4.1 million. The expense increase is primarily attributable to an increase in self-funded research and development activity.

Other income, net for the three months ended September 30, 2025 and 2024 were $1.9 million and $1.3 million, respectively. These amounts reflect interest income earned on cash and cash equivalents.

Nine Months Ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, revenues from product sales and supportive services were $85.8 million. Such revenues include $53.3 million of oral TPOXX® and $25.8 million of IV TPOXX® sales to the U.S. Government under the 19C BARDA Contract and $5.8 million of oral TPOXX® sales to one international country. For the nine months ended September 30, 2024, revenues from product sales and supportive services were $53.5 million. Such revenues include $17.6 million of IV TPOXX® and $22.8 million of oral TPOXX® sales to the U.S. Government under the 19C BARDA Contract, $11.8 million of oral TPOXX® international sales and approximately $1.1 million of oral TPOXX® sales to the DoD.

Revenues from research and development activities for the nine months ended September 30, 2025 and 2024, were $4.9 million and $3.8 million, respectively. The revenues for the nine months ended September 30, 2025, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The revenues for the nine months ended September 30, 2024, were mostly earned in connection with performance of research and development activities under the 19C BARDA Contract. The increase of $1.1 million of revenue is primarily related to an increase in reimbursable activities under the 19C BARDA Contract.

Cost of sales and supportive services for the nine months ended September 30, 2025 and 2024 were $26.7 million and $17.2 million, respectively. Such costs in 2025 were primarily associated with the manufacture and delivery of courses of oral and IV TPOXX® to the U.S. Government under the 19C BARDA Contract. Such costs in 2024 were primarily associated with the manufacture and delivery of courses of IV and oral TPOXX® to the U.S. Government under the 19C BARDA Contract, as well as the manufacture and delivery of oral TPOXX® to multiple international countries and the DoD.

Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2025 and 2024 were $15.9 million and $18.2 million, respectively. The net decrease of approximately $2.3 million primarily reflects a decrease in international promotion fees related to a combination of the amendment to the International Promotion Agreement with Meridian as well as lower international activity in 2025, as well as lower compensation expense associated with the nonrecurrence in 2025 of certain one-time payments and equity grants that occurred in 2024 in connection with new hires, partially offset by an increase in business development costs.

Research and development (“R&D”) expenses for the nine months ended September 30, 2025 and 2024 were $14.9 million and $9.0 million, respectively, reflecting an increase of approximately $5.9 million. The expense increase is primarily attributable to an increase in self-funded research and development activity, as well as higher expenses for the implementation of information technology enhancements, higher compensation expense in connection with an increase in headcount, and an increase in the usage of regulatory consultants.

Other income, net for the nine months ended September 30, 2025 and 2024 were $5.1 million and $4.6 million, respectively. These amounts reflect interest income earned on cash and cash equivalents.

For the nine months ended September 30, 2025 and 2024, we recorded pre-tax income of $38.3 million and $17.5 million, respectively, and a corresponding income tax provision of $9.6 million and $4.0 million, respectively. The effective tax rates during the nine months ended September 30, 2025 and 2024 were 25.1% and 23.1%, respectively. Our effective tax rates for the periods ended September 30, 2025 and 2024 differ from the statutory rate primarily as a result of state taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

As of September 30, 2025, we had $172.0 million in cash and cash equivalents, compared with $155.4 million at December 31, 2024. We believe that our liquidity and capital resources will be sufficient to meet our anticipated requirements for at least the next twelve months from the issuance of these financial statements.

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

Net cash provided by/(used in) operating activities for the nine months ended September 30, 2025 and 2024 was $60.3 million and ($7.5) million, respectively. For the nine months ended September 30, 2025, the receipt of approximately $85 million from sales of TPOXX® to the U.S. Government and an international customer, $20 million from sales of TPOXX® from accounts receivable at December 31, 2024, as well as the receipt of investment income on cash and cash equivalents, was partially offset by the payment of approximately $8 million of income taxes as well as for the use of cash (net of research development revenues) for inventory and customary operating activities. For the nine months ended September 30, 2024, the receipt of approximately $55 million from sales of oral and IV TPOXX® to the U.S. Government and international customers, of which approximately $35 million relates to 2024 sales and the remainder to accounts receivable at December 31, 2023, was offset by the payment of approximately $29 million of income taxes as well as for the use of cash for inventory and customary operating activities.

Investing Activities

For the nine months ended September 30, 2025, cash used in investing activities was primarily associated with the purchase of approximately $0.3 million of manufacturing equipment. For the nine months ended September 30, 2024, there was minimal (less than $25,000) cash-related investing activities.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2025 was $43.5 million, which was mostly attributable to the payment of a special cash dividend of approximately $43.0 million. Cash used in financing activities for the nine months ended September 30, 2024 was $43.3 million, which was mostly attributable to the payment of a special cash dividend of approximately $42.7 million.

Future Cash Requirements

As of September 30, 2025, we had outstanding purchase orders associated with manufacturing obligations in the aggregate amount of approximately $12.5 million.

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

Forward-looking statements include statements regarding our future financial position, business strategy, budgets, projected costs, plans and objectives of management for future operations. The words “may,” “continue,” “estimate,” “intend,” “plan,” “will,” “believe,” “project,” “expect,” “seek,” “anticipate,” “could,” “should,” “target,” “goal,” “potential” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking.  Such forward-looking statements are subject to various known and unknown risks and uncertainties, and SIGA cautions you that any forward-looking information provided by or on behalf of SIGA is not a guarantee of future performance. SIGA’s actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond SIGA’s control, including, but not limited to, (i) the risk that SIGA may not complete performance under the BARDA Contract on schedule or in accordance with contractual terms, (ii) the risk that the BARDA Contract is modified or canceled at the request or requirement of, or SIGA is not able to enter into new contracts to supply TPOXX® to, the U.S. Government, (iii) the risk that the nascent international biodefense market does not develop to a degree that allows SIGA to continue to successfully market TPOXX® internationally, (iv) the risk that potential products, including potential alternative uses or formulations of TPOXX® that appear promising to SIGA or its collaborators, cannot be shown to be efficacious or safe in subsequent pre-clinical or clinical trials, (v) the risk that target timing for deliveries of product to customers, and the recognition of related revenues, are delayed or adversely impacted by the actions, or inaction, of contract manufacturing organizations, or other vendors, within the supply chain, or due to coordination activities between the customer and supply chain vendors, (vi) the risk that SIGA or its collaborators will not obtain or maintain appropriate or necessary governmental approvals to market these or other potential products or uses, (vii) the risk that SIGA may not be able to secure or enforce sufficient legal rights in its products, including intellectual property protection, (viii) the risk that any challenge to SIGA’s patent and other property rights, if adversely determined, could affect SIGA’s business and, even if determined favorably, could be costly, (ix) the risk that regulatory requirements applicable to SIGA’s products may result in the need for further or additional testing or documentation that will delay or prevent SIGA from seeking, obtaining, or maintaining needed approvals to market these products, (x) the risk that the volatile and competitive nature of the biotechnology industry may hamper SIGA’s efforts to develop or market its products, (xi) the risk that changes in domestic or foreign economic and market conditions may affect SIGA’s ability to advance its research or may affect its products adversely, (xii) the effect of federal, state, and foreign regulation, including drug regulation, on SIGA’s businesses, (xiii) the impacts of significant recent shifts in trade policies, including the imposition of tariffs, retaliatory tariff measures, and subsequent modifications or suspensions thereof, and market reactions to such policies and resulting trade disputes, (xiv) the risk of disruptions to SIGA’s supply chain for the manufacture of TPOXX®, causing delays in SIGA’s research and development activities, causing delays or the re-allocation of funding in connection with SIGA’s government contracts, or diverting the attention of government staff overseeing SIGA’s government contracts, (xv) risks associated with the U.S. Government shutdown, actions or uncertainties surrounding the debt ceiling, or the changes in the U.S. administration, and (xvi) the risk that the U.S. or foreign governments' responses (including inaction) to national or global economic conditions or infectious diseases, are ineffective and may adversely affect SIGA’s business, as well as the risks and uncertainties included in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and SIGA's subsequent filings with the Securities and Exchange Commission. SIGA urges investors and security holders to read those documents free of charge at the SEC's website at http://www.sec.gov. All such forward-looking statements are current only as of the date on which such statements were made. SIGA does not undertake any obligation to update publicly any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events. The information contained on any website referenced in this Form 10-Q is not incorporated by reference into this filing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2024 Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Other than as set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2024 Form 10-K and Part II, Item 1A. "Risk Factors" of our Form 10-Q for the period ended June 30, 2025.

An extended U.S. Government shutdown could materially adversely affect our business, results of operations, and financial condition.

A significant portion of our revenue is derived from contracts with U.S. federal government agencies. The U.S. continues to face a changing geopolitical environment, along with certain fiscal and economic challenges, and uncertainty exists regarding how future budget and program decisions will unfold. During periods of federal government shutdowns, many government agencies and contracting offices cease operations or operate at reduced capacity. These shutdowns may delay funding decisions, new contract awards, contract modifications, and may result in the suspension of ongoing work under existing contracts.

In the event of a prolonged shutdown, such as the current shutdown, we may experience delays in securing new procurement contracts, which could result in reduced revenue. Even after government operations resume, it may take additional time for normal contracting activities to resume.

Government shutdowns can also create uncertainty in federal budgeting and procurement priorities, which could reduce future opportunities for our products. The timing and duration of any shutdown are unpredictable, and we cannot estimate the ultimate effect on our business. Any prolonged or repeated shutdowns could have a material adverse effect on our financial condition, results of operations, and ability to execute our strategic objectives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

No disclosure is required pursuant to this item.

Item 5. Other Information

None of the Company's directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 16, 2022).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on June 12, 2025 (incorporated by reference to Exhibit 3.2 to the Form 10-Q of the Company filed on August 5, 2025).
3.3	Amended and Restated By-laws of SIGA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 12, 2025).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

* Indicates management contract or compensatory plan.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K, as applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGA TECHNOLOGIES, INC.
(Registrant)

Date:	November 6, 2025	By:	/s/ Daniel J. Luckshire
Daniel J. Luckshire
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)